Form 10-K
period 1993-12-31
VISHAY INTERTECHNOLOGY INC
filed 1994-03-31
CIK 103730

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                               OR

/   /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to ________________

                  Commission file number 1-7416

                  VISHAY INTERTECHNOLOGY, INC.
     (Exact name of registrant as specified in its charter)

                Delaware                        38-1686453
    -------------------------------         -------------------
    (State or other jurisdiction of         (I.R.S. employer
    incorporation or organization)          identification no.)

                 63 Lincoln Highway
               Malvern, Pennsylvania              19355-2120
    ----------------------------------------      ----------
    (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:  (610) 644-1300

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
    Title of each class                         which registered
    -------------------                     ------------------------
    Common Stock, $.10 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                Yes    X           No
                                         ---------         ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 25, 1994, assuming conversion of all its Class B Common Stock into Common Stock of the registrant held by non-affiliates, was $648,375,000.

    As of March 25, 1994, registrant had 17,641,081 shares of its Common Stock and 3,590,232 shares of its Class B common stock outstanding.

    Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1993, are incorporated by reference into Part III.

                               PART I.
                               -------

Item 1.  DESCRIPTION OF BUSINESS
- - - --------------------------------
General

         Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of passive electronic components, particularly resistors and tantalum and film capacitors. Resistors, the most common component in electronic circuits, are used to adjust and regulate levels of voltage and current. Capacitors perform energy storage, frequency control, timing and filtering functions in almost all types of electronic equipment. The Company's products are used in a broad variety of electronic applications, including those in the computer, telecommunications, military/aerospace, instrument, industrial, automotive, office equipment and entertainment industries.

         Through a series of acquisitions over the last eight years, the Company has grown from a small manufacturer of precision resistors and strain gages to one of the world's largest manufac-turers and suppliers of a broad line of passive electronic compo-
nents.   The Company's acquisition strategy has focused on
acquiring manufacturers of those types of quality products in which the Company has strong marketing organizations and technical expertise but who have encountered operating, financial or management difficulties. In connection with each acquisition, the Company has implemented programs to realize synergies between its existing businesses and the acquired business. These programs have focused on reducing selling, general and administrative expenses and maximizing production efficiencies, including the integration of redundant sales offices and administrative functions and the transfer of some production operations to regions where the Company can take advantage of lower labor costs and available tax and other incentives.

         The Company's first major acquisition was the purchase in 1985 of a 50% interest in Dale Electronics, Inc. ("Dale"), a United States producer of precision and commercial resistors, magnetic components and plasma displays. In 1987, the Company established a major presence in Germany with the acquisition of Draloric Electronic GmbH ("Draloric"), strengthening the Company's metal film resistor and specialty resistor businesses. In 1988, the Company acquired the remaining 50% interest in Dale as well as all of the outstanding shares of Sfernice, S.A., a French manufacturer of resistors, potentiometers and printed circuit boards. Subse-quently, Vishay acquired several small United States inductor manufacturers and one French inductor manufacturer. In 1992, the Company acquired the worldwide tantalum capacitor and United States thick film resistor network businesses of American Annuity Group, Inc., formerly Sprague Technologies, Inc. ("STI"). In January

1993, Vishay exercised its option to purchase 81% of the outstanding share capital of Roederstein Spezialfabriken fur Bauelemente der Elektronik und Kondensatoren der Starkstromtechnik GmbH ("Roederstein"). Vishay acquired its initial 19% interest in Roederstein in February 1992. Roederstein's principal products include film, aluminum electrolytic and tantalum capacitors as well as resistors. It also manufactures single layer ceramic capacitors, heavy current capacitors and triplers.

         Most recently, on July 2, 1993, Vishay acquired the assets of the tantalum capacitor business of Philips Electronics
North America Corporation, a subsidiary of Philips Electronics
N.V., for approximately $11 million.

         The Company currently operates as five separate business units: (i) Vishay Electronic Components, U.S., which is comprised of Dale, a manufacturer and supplier of resistors, the Vishay Resistive Systems Unit, which primarily manufactures high performance foil resistors and thin film resistor networks, and Sprague, which consists of the tantalum capacitor and thick film resistor network manufacturing businesses acquired from STI; (ii) Draloric/Roederstein, German-based manufacturers and suppliers of resistors and capacitors in Europe; (iii) Sfernice, S.A., a resistor producer in France; (iv) Measurements Group, Inc., which produces resistive sensors and other stress measuring devices in the United States; and (v) Vishay Components (UK) Ltd., a manufacturer and supplier of the Company's products in the United Kingdom.

         Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. The telephone number is (610) 644-1300.

Products

         Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of fixed resistors, tantalum and film capacitors, and, to a lesser extent, inductors, specialty ceramic capacitors, transformers, potentiometers, plasma displays and thermistors.

         Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured in numerous materials and forms. Resistive components may be either fixed or variable, the distinction being whether the resistance is adjustable (variable) or not (fixed). Resistors can also be used as measuring devices, such as Vishay's resistive sensors. Resistive sensors, or strain gages, are used in electronic measurement and experimental stress analysis systems, as well as in transducers, for measuring loads (scales), acceleration and fluid pressure.

         Fixed resistive components can be broadly categorized as discrete components or networks. A discrete component is designed to perform a single function and is incorporated by the customer in the circuitry of a system which requires that particular function. A network, on the other hand, is a microcircuit (consisting of a number of resistors placed on a ceramic base), which is designed to perform a number of standard functions. Vishay manufactures discrete resistors and networks both of which are principally sold in the precision or higher quality segments of the resistor market (i.e., fixed precision wirewound, metal film and foil resistors and network resistors).

         The Company's resistive products primarily consist of fixed resistors (foil and thin film resistors, wire-wound resistors, metal film resistors, oxide film resistors, thermistors, thick film resistor chips, networks (microcircuits) and resistive sensors); variable resistors (trimmers and potentiometers); magnetic components (inductors and transformers) and printed circuit boards. Vishay produces resistors for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistors is the most important requirement, to resistors for which price is the most important factor.

         Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equip-ment. The more important applications for capacitors are (i) electronic filtering for linear and switching power supplies, (ii) decoupling and bypass of electronic signals or integrated circuits and circuit boards, and (iii) frequency control, timing and conditioning of electronic signals for a broad range of applica-tions. The Company's capacitor products primarily consist of solid tantalum chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors and film capacitors. The tantalum capacitor is the smallest and most stable type of capacitor for its range of capacitance.

Markets

         The Company's products are sold primarily to other manufacturers and, to a much lesser extent, to United States and foreign government agencies. Its products are used in, among other things, the circuitry of measuring instruments, industrial equip-ment, automotive applications including engine controls and fuel injection systems, process control systems, computer-related products, telecommunications, military and aerospace applications, medical instruments and scales.

         Approximately 41% of the Company's net sales for the year ended December 31, 1993 was attributable to sales to customers in the United States while the remainder was attributable to sales primarily in Europe. In the United States, products are marketed primarily through independent manufacturers' representatives (who are compensated solely on a commission basis), the Company's own sales personnel and independent distributors. The
Company has regional sales personnel in several locations to provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Internationally, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, South Korea and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors.

         The Company endeavors to have its products incorporated into the design of electronic equipment at the research and proto-type stages. Vishay employs its own staff of application and field engineers who work with its customers, independent manufacturers' representatives and distributors to solve technical problems and develop products to meet specific needs.

         One of the fastest growing markets for passive electronic components is for surface mounted devices. These devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides certain advantages over through-hole mounting, including the ability to place more components on a circuit board. The Company believes it has taken advantage of the growth of the surface mount market and is an industry leader in designing and marketing surface mount devices. The Company offers a wide range of these devices, including both thick and thin film resistor chips and networks, capacitors, inductors, oscillators, transformers and potentiometers, as well as a number of component packaging styles to facilitate automated product assembly by its customers.

         Sales of the Company's products to manufacturers in defense-related industries have continued to decline over the past year, primarily as a result of reduced governmental procurements of defense-related products. The Company has qualified certain products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center ("DESC"), and under certain European military specifications. Classification levels have been established by DESC based upon the rate of failure of products to meet specifications (the "Classifi-cation Level"). In order to maintain the Classification Level of a product, tests must be continuously performed, and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable Classification Level, the product's classification may be reduced to a less stringent level. In that event, the Company's product may not qualify for use as a component in other products required to meet a more stringent Classification Level, although the Company's product may still be sold for use in other products requiring a less stringent classifi-cation. After completion of additional retesting, however, the product may again be classified at its original level. Sales of the product may be adversely affected pending the completion of any such additional retesting and the resumption of the original Classification Level. Various United States manufacturing facili-ties from time to time experience a product Classification Level modification. During the time that such level is modified for any specific product, net sales and earnings derived from such product may be adversely affected.

         The Company is undertaking to have the quality systems at all of its major manufacturing facilities approved under the established ISO 9000 international quality control standard. ISO 9000 is a comprehensive set of quality program standards developed by the International Standards Organization. Several of the Company's manufacturing operations have already received ISO 9000 approval and others are actively pursuing such approval.

         Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1993.

Research and Development

         The Company maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve product and manufacturing techniques.
This decentralized system encourages individual product development and, from time to time, developments at one manufacturing facility will have applications at another facility. Most of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. Company research and development costs were approximately $7.1 million for 1993, $7.1 million for 1992 and $7.0 million for 1991. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures. See "Competition".

Sources of Supplies

         Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum) are available only from a limited number of suppliers. In order to protect itself from manufacturing disruptions due to potential supply shortages, the Company maintains a supply of certain critical materials, the nondelivery of which could have a materially adverse effect on the Company.

         Tantalum metal is the principal material used in the manufacture of tantalum capacitor products. Tantalum is purchased in powder form, primarily under annual contracts with domestic suppliers, at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. Tantalum, and other required raw materials have generally been available in sufficient quantities, but have been subject to wide price variations. Disruptions in the supply of, or substantial increases in the price of, tantalum metal could have a materially adverse effect on the Company.

Inventory and Backlog

         Although Vishay manufactures standardized products, a substantial portion of its products are produced to meet specific customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstand-ing orders for the Company's products was $198.4 million, $134.3 million and $104.5 million, at December 31, 1993, 1992 and 1991, respectively. The increase in backlog at December 31, 1993 and 1992, as compared with prior periods, is attributable to the acquisitions of Roederstein and Sprague, respectively. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not represented a material portion of the backlog.

Competition

         The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. Certain of the Company's products compete on the basis of its marketing and distribution network, which provides a high level of customer service, such as design assistance, order expediting and prompt delivery. In addition, the Company's competitive position depends on its product quality, know-how, proprietary data, marketing and service capabilities, business reputation and price.

         A number of the Company's customers are contractors or subcontractors on various United States and foreign government contracts. Under certain United States Government contracts, retroactive adjustments can be made to contract prices affecting the profit margin on such contracts. The Company believes that its profits are not excessive and, accordingly, no provision has been made for any such adjustment.

         In several areas the Company strengthens its market position by conducting seminars and educational programs for customers and for potential customers.

         Although the Company has numerous United States and foreign patents covering certain of its products and manufacturing processes, and acquired various patents with the acquisition of the STI tantalum capacitor and network lines, no particular patent is considered material to the business of the Company.

Manufacturing Operations

         The Company conducts manufacturing operations in three principal geographic regions: the United States, Europe and Israel. At December 31, 1993, approximately 40% of the Company's identifiable assets were located in the United States, approximately 50% were located in Europe, approximately 9% were located in Israel and 1% in other regions. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania and Maine. In Europe, the Company's main manufacturing facilities are located in Selb and Landshut, Germany and Nice and Tours, France. In Israel, manufacturing facilities are located in Holon and Dimona. The Company also maintains manufacturing facilities in Juarez, Mexico and Toronto, Canada.

         For the year ended December 31, 1993, sales of products manufactured in Israel accounted for approximately 8% of the Company's net sales. The Company conducts manufacturing operations in Israel in order to take advantage of the relatively low wage rates in Israel and several incentive programs instituted by the Government of Israel, including certain tax abatements. These programs have contributed substantially to the growth and profitability of the Company. The Company may be materially and adversely affected if these incentive programs were no longer available to the Company or if hostilities were to occur in the Middle East that materially interfere with the Company's operations in Israel.

         Due to a shift in manufacturing emphasis, resulting from the growing market for surface mount devices, over-capacity at a number of the Company's manufacturing facilities and the relocation of some production to regions with lower labor costs, portions of the Company's work force and certain facilities may not be fully utilized in the future. As a result, the Company may incur significant costs in connection with work force reductions and the closing of additional manufacturing facilities.

Environment

         The Company's manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations at this time. However, the Company is involved in various legal actions concerning state government enforcement proceedings and various dump site clean-ups. These actions may result in fines and/or clean-up expenses. The Company believes that any fine and/or clean-up expense, if imposed, would not be material. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. The Company has nearly completed its undertaking to comply with new environmental regulations, relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS), and other anticipated compliances with the Clean Air Act amendments of 1990. The Company anticipates that it will undertake capital expenditures of approximately $1,000,000 in fiscal 1994 for general environmental enhancement programs.

Employees

         As of December 31, 1993, the Company employed approximately 14,200 full time employees of whom approximately 8,600 were located outside the United States. The Company hires few employees on a part time basis. While many of the Company's foreign employees are members of trade unions, none of the Company's employees located in the United States are represented by unions except for approximately 172 employees at the North Adams, Massachusetts facility acquired from STI, who are represented by three unions. The Company is currently negotiating the collective bargaining agreements of such domestic employees with each of these unions. The Company believes that its relationship with its employees is excellent.

Item 2.  PROPERTIES
- - - -------  ----------

         The Company maintains 53 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                   Approx. Available
Owned Locations                    Space (Square Feet)
- - - ---------------                    -------------------
     United States
     -------------
Malvern and Bradford, PA               223,000
Columbus and Norfolk, NE               336,000
Wendell and Statesville, NC            193,000
Sanford, ME                            212,000

     Foreign
     -------
Germany (11 locations)               1,375,000
France (11 locations)                  606,000
Israel (2 locations)                   400,000
Portugal                               100,000

          Vishay owns an additional 239,000 square feet of manufac-turing facilities located in Colorado, Maryland, South Dakota and Florida.

          Available leased facilities in the United States include 420,000 square feet of space located in New York, California, New Jersey, South Dakota, Texas, Massachusetts and New Hampshire. Foreign leased facilities consist of 206,000 square feet in Mexico, 151,000 square feet in France, 130,000 square feet in England, 109,000 square feet in Canada and 98,000 square feet in Germany. The Company also has facilities in Japan, Austria, Switzerland, and the Czech Republic.

          In September 1993, Vishay entered into negotiations to build an additional manufacturing facility in Israel. The facility, which will be approximately 200,000 square feet, will be located near Haifa.

          Management believes it has sufficient manufacturing space for its current business.


Item 3.   LEGAL PROCEEDINGS
- - - -------   -----------------

          The Company, from time to time, is involved in routine litigation incidental to its business. Management believes that such matters, either individually or in the aggregate, should not have a materially adverse effect on the Company's business or financial condition.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - -------   ---------------------------------------------------

          During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
- - - --------  ------------------------------------

          The following table sets forth certain information regarding the executive officers of the Company as of March 25, 1994.

Name                     Age          Positions Held
- - - ----                     ---          --------------
Felix Zandman*           65           Chairman of the Board,
                                         President, Chief
                                         Executive Officer
                                         and Director

Robert A. Freece*        53           Vice President, Treasurer,
                                         Chief Financial Officer
                                         and Director

Henry V. Landau          47           Vice President; President
                                         -- Measurements Group,
                                         Inc.

Moshe Shamir             70           Vice President;
                                         President -- Vishay
                                         Israel Limited

William J. Spires        52           Vice President and
                                         Secretary

Donald G. Alfson         48           Vice President, Director;
                                         President -- Vishay
                                         Electronic Components,
                                         U.S. and Asia and
                                         President -- Dale
                                         Electronics, Inc.

Gerald Paul              45           Vice President, Director;
                                         President -- Vishay
                                         Electronic Components,
                                         Europe and Managing
                                         Director -- Draloric
                                         Electronic GmbH.

*   Member of the Executive Committee of the Board of Directors.

          Felix Zandman, a founder of the Company, has been President, Chief Executive Officer and a Director of the Company since its inception. Dr. Zandman has been Chairman of the Board since March 1989.

          Robert A. Freece has been Vice President, Treasurer,
Chief Financial Officer and a Director of the Company since 1972.

          Henry V. Landau has been a Vice President of the Company since 1983. Mr. Landau has been the President and Chief Executive Officer of Measurements Group, Inc., a subsidiary of the Company, since July 1984. Mr. Landau was an Executive Vice President of Measurements Group, Inc. from 1981 to 1984 and has been employed by the Company since 1972.

          Moshe Shamir has been the President of Vishay Israel Limited since its inception in 1969. Mr. Shamir has been a Vice President of the Company since 1972. Mr. Shamir is also a member of the Board of Directors of Teva Pharmaceuticals Industries, Ltd. and Chairman of the Executive Committee thereof.

          William J. Spires has been a Vice President and Secretary of the Company since 1981. Mr. Spires has been Vice President -
Industrial Relations since 1980 and has been employed by the Company since 1970.

          Donald G. Alfson has been a Vice President since May 1993, a Director of the Company since May 1992 and the President of Vishay Electronic Components U.S. and Asia, and
President of Dale Electronics, Inc. since April 1992. Mr. Alfson has been employed by the Company since 1972.

          Gerald Paul has been a Vice President and a Director of the Company since May 1993 and President of Vishay Electronic Components, Europe since January 1994. Dr. Paul has been Managing Director of Draloric Electronic GmbH since January 1991. Dr. Paul has been employed by the Company since February 1978.

                             PART II
                             -------
Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
- - - -------   HOLDER MATTERS
          ---------------------------------------------------------

          The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1993 and 1992 fiscal years indicated. Stock prices have been restated to reflect stock dividends. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit and term loan agreement (see Note 6 to the consolidated financial statements). Holders of record of the Company's Common Stock totalled approximately 1,441 at March 25, 1994.

                       COMMON STOCK MARKET PRICES

                          Calendar 1993         Calendar 1992

                         High        Low       High        Low
                        ------     ------     ------     ------
First Quarter           $35.48     $27.38     $21.31     $14.74
Second Quarter           36.25      25.48      24.29      18.59
Third Quarter            37.75      31.63      26.67      22.03
Fourth Quarter           35.38      28.75      35.48      25.36

          On October 1, 1990, the Company commenced a stock repur-chase program pursuant to which the Company was authorized to purchase up to $5 million worth of its Common Stock. The purchases of Common Stock by the Company under the repurchase program are made in open-market transactions, subject to the availability of stock in accordance with the rules of the Securities and Exchange Commission and at the discretion of management. As of December 31, 1990 the Company had repurchased 36,600 shares at an approximate cost of $459,000. No repurchases were made in 1991, 1992 or 1993.

          In addition at March 25, 1994, the Company had outstanding 3,590,232 shares of Class B Common Stock, par value $.10 per share (the "Class B Stock"), each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is beneficially owned by Dr. Felix Zandman, Mr. Moshe Shamir and a revocable trust for the benefit of Mr. Alfred P. Slaner. Dr. Felix Zandman is an executive officer and director of the Company, and Mr. Shamir is a director. Mr. Slaner and his wife, Luella B. Slaner, are Trustees of the Slaner Trust, and accordingly, Mrs. Slaner, a Vishay director, may also be deemed beneficially to own such shares.

Item 6.  SELECTED FINANCIAL DATA
- - - -------  -----------------------

          The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1993, 1992, 1991, 1990 and 1989. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                           Year Ended December 31,
                                ---------------------------------------------
                                1993(1)  1992(2)    1991      1990       1989
                                -------  -------    ----      ----       ----
                                  (in thousands, except per share amounts)
Net sales. . . . . . . . .    $856,272  $664,226  $442,283  $445,596   $415,619
Interest expense . . . . .      20,624    19,110    15,207    19,426     21,068
Earnings before
  income taxes and
  cumulative effect of
  accounting change. . . .      50,894    37,924    27,253    33,856     26,418
Income taxes . . . . . . .       8,246     7,511     6,363    10,655      8,651
Earnings before cumulative
  effect of accounting change   42,648    30,413    20,890     23,201    17,767
Cumulative effect of
  accounting change for
  income taxes . . . . . .       1,427      --        --        --         --
Net earnings . . . . . . .      44,075    30,413    20,890    23,201     17,767
Total assets . . . . . . .     948,106   661,643   448,771   440,656    419,958
Long-term debt . . . . . .     266,999   139,540   127,632   140,212    186,182
Working capital. . . . . .     205,806   145,327   128,733   120,384    115,945
Stockholders' equity . . .     376,503   346,625   201,366   177,839    117,984
Earnings per share:
  Before cumulative effect
    of accounting change .        2.01      1.71      1.25      1.48       1.24
  Accounting change for
    income taxes . . . . .        0.07      --        --        --         --
  Net earnings.  . . . . .    $   2.08  $   1.71   $  1.25  $   1.48   $   1.24

Weighted average number
  of shares outstanding. .      21,228    19,366    16,649    17,961     14,354

- - - ---------------
(1) Includes the results from January 1, 1993 of the Roederstein acquisition.
(2) Includes the results from January 1, 1992 of the businesses acquired from STI.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - - -------  CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

Introduction and Background

         The Company's sales and net income have increased significantly in the past several years primarily as a result of its acquisitions. Following each acquisition, the Company implemented programs to take advantage of distribution and operating synergies among its businesses. This implementation is reflected in an increase in the Company's sales and in the decline in selling, general and administrative expenses as a percentage of the Company's sales. Since mid-1990, sales of most of the Company's products have been adversely affected by the worldwide slowdown in the electronic components industry. In addition, sales to defense-related industries have declined since the first quarter of 1991. These trends are continuing.


Year ended December 31, 1993 compared to
Year ended December 31, 1992

Results of Operations
- - - ---------------------
         Net sales for the year ended December 31, 1993 increased by $192,046,000 over the comparable period of the prior year. The increase resulted from the acquisition of Roederstein, effective January 1, 1993. Net sales of Roederstein were $212,124,000 for the year ended December 31, 1993. Net sales, exclusive of Roederstein, decreased by $20,078,000, compared to the same period of the prior year. This decrease in net sales is attributable to the strengthening of the U.S. dollar against foreign currencies, which resulted in a decrease in reported Vishay sales of $15,671,000 for the year ended December 31, 1993, and recessionary pressures in Europe.

         Costs of products sold for the year ended December 31, 1993 were 77.5% of net sales as compared to 76.5% for the comparable period of the prior year. The reason for this increase is that the costs of products sold for Roederstein (prior to the full implementation of synergistic cost reductions) are approx-imately 80% of net sales, while Vishay's business, exclusive of Roederstein, has been operating in the 76% to 78% range. In 1993, grants of $3,424,000 received from the government of Israel, which were utilized to offset start-up costs of new facilities, were recognized as a reduction of costs of products sold.

         Selling, general, and administrative expenses for the year ended December 31, 1993 were 13.9% of net sales as compared to 15.3% for the comparable period of the prior year. The current year's lower rates reflect the effect of the acquisition of

Roederstein and the ongoing cost savings programs implemented with the acquisition of certain businesses of STI during 1992.

         Restructuring charges of $6,659,000 for the year ended
December 31, 1993 consist primarily of severance costs related to the Company's decision to downsize its European operations, primarily in France, as a result of the European business climate.

         Income from unusual items of $7,221,000 for the year ended December 31, 1993 represents proceeds received for business interruption insurance claims principally related to operations in Dimona, Israel.

         Interest costs increased by $1,514,000 for the year ended December 31, 1993 as a result of increased debt incurred for the acquisition of Roederstein.

         Other income for the year ended December 31, 1993 decreased by $4,410,000 over the comparable period of the prior year because other income for the year ended December 31, 1992 included consulting fees of $2,307,000 from Roederstein. These fees to Vishay were for time and expenses of Vishay personnel utilized by Roederstein in its attempt to restructure itself.
Also, other income for the year ended December 31, 1992 included fees of approximately $3,325,000 from STI under one-year sales and distribution agreements. Foreign currency losses for the year ended December 31, 1993 were $1,382,000, as compared to foreign currency losses of $1,594,000 for the year ended December 31, 1992.

         The effective tax rate of 16.2% for the year ended December 31, 1993 reflects the non-taxability of certain insurance recoveries. The 1993 rate was also affected by increased manufacturing in Israel, where the Company's average income tax rate was approximately 4% in 1993. The effective tax rate for the year ended December 31, 1993, exclusive of the effect of the non-taxable insurance proceeds, was 18.6%. The effective tax rate for the year ended December 31, 1992 was 19.8%.

Accounting Changes
- - - ------------------
         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $1,427,000. Application of the new income tax rules also decreased pretax earnings by $2,870,000 for the year ended December 31, 1993 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pretax amounts.

         The Company also adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. The Company has elected to recognize the transition obligation on a prospective basis over a twenty-year period. In 1993, the new standard resulted in additional annual net periodic postretirement benefit costs of $1,200,000 before taxes, and $792,000 after taxes, or $0.04 per share. Prior-year financial statements have not been restated to apply the new standard.

Year ended December 31, 1992 compared to
Year ended December 31, 1991

         Net sales for the year ended December 31, 1992 increased $221,943,000 over the comparable period of the prior year. The increase was the result of the inclusion of the businesses acquired from STI effective as of January 1, 1992. Net sales of the acquired businesses were $230,492,000 for the year ended December 31, 1992. For the year ended December 31, 1992, net sales, exclusive of the acquired businesses, decreased by $8,549,000 compared to the same period of the prior year when recessionary pressures affecting sales were not as great.

         The weakening of the U.S. dollar against foreign currencies resulted in an increase in reported Vishay sales of $10,418,000 for the year ended December 31, 1992.

         Costs of products sold for the year ended December 31, 1992 were 76.5% of net sales as compared to 71.9% for the comparable period of the prior year. The reason for this increase is that the costs of products sold for the newly purchased businesses from STI (prior to any synergistic cost reductions) are 80% of net sales, while Vishay's resistor businesses traditionally operate at levels of 70% to 75%.

         Selling, general, and administrative expenses for the year ended December 31, 1992 were 15.3% of net sales compared to 17.2% for the comparable period of the prior year. The 15.3% rate reflects the effect of the businesses acquired from STI. The rate applicable to the businesses acquired from STI (approximately 11%) includes the effects of initial cost saving programs installed subsequent to the acquisition. For the year ended December 31, 1992, selling, general and administrative expenses of the Vishay resistor business (approximately 17%) were comparable to the levels experienced in the prior year.

         Interest costs increased by $3,903,000 for the year ended December 31, 1992 as a result of the increased debt incurred for the purchase of the businesses from STI.

         Other income for the year ended December 31, 1992 includes consulting fees of $2,307,000 from Roederstein. Other income for the year ended December 31, 1992 also includes fees of approxi-mately $3,325,000 from STI under one-year sales and distribution agreements expiring February 14, 1993, which were entered into in connection with the acquisition of the businesses from STI.

         The effective tax rate was 19.8% for the year ended
December 31, 1992. The effective rate is comparable to the rate of 23.3% for 1991. The 1992 rate was in part affected by increased manufacturing in Israel where the Company's average income tax rate was 7% for 1992.


Year ended December 31, 1991 compared to
Year ended December 31, 1990

         Net sales decreased by $3,313,000 or approximately 1% to $442,283,000 for the year ended December 31, 1991 from $445,596,000 for the year ended December 31, 1990. Sales increased in the United States by 2.7% as a result of acquisitions, which partially offset the effect of the worldwide recession. Sales in Western Europe declined 4.9% compared to the year ended December 31, 1990 as a result of the recession and the strengthening of the dollar against foreign currencies. Price increases did not materially affect sales.

         Costs of products sold increased to $318,166,000 or 71.9% of sales for the year ended December 31, 1991 from $312,925,000 or 70.2% of sales for the year ended December 31, 1990. The increase in costs of products sold as a percentage of sales reflects increased production costs of relatively flat sales in addition to certain manufacturing inefficiencies during the latter part of 1991.

         Selling, general, and administrative expenses decreased to $75,973,000 or 17.2% of sales for the year ended December 31, 1991 from $77,740,000 or 17.4% of sales for the year ended December 31, 1990 primarily because of the continuation of cost reduction programs introduced during 1990.

         Expenses of approximately $3,700,000 for layoff costs at the Company's European subsidiaries were incurred during the latter half of 1991. This correction to the work force was made to strengthen the subsidiaries' ability to attain earnings goals and to respond to the current recession.

         Interest expense decreased by $4,219,000 to $15,207,000 for the year ended December 31, 1991 from $19,426,000 for the year ended December 31, 1990 primarily as a result of payments made on long-term debt and lower interest rates.

         Other expenses for the year ended December 31, 1991 were $289,000 compared to income of $2,344,000 for the year ended December 31, 1990, primarily due to decreases in investment grants from Israel and interest income. Investment grants and interest income for the year ended December 31, 1991 were $106,000 and $797,000, respectively, compared to $980,000 and $2,257,000, respectively, for the year ended December 31, 1990.

         The effective tax rate for the year ended December 31, 1991 was 23.3% versus 31.5% for the year ended December 31, 1990. The decrease in the effective tax rate resulted from a reduced tax rate for certain Israeli operations and an increase in the propor-tion of earnings taxable in Israel. The lower rate was primarily due to tax advantages of doing business in Israel where the Company's effective average tax rate was approximately 10% at that time.

Financial Condition

         Cash flows from operations were $50,114,000 for the year ended December 31, 1993 compared to $54,357,000 for the prior year and were used primarily to finance capital expenditures. Purchases of property and equipment were $76,813,000 for the year ended December 31, 1993 compared to $49,801,000 for the prior year primarily due to additions of manufacturing equipment for surface mount products and expansion of manufacturing facilities in Israel. The Company's financial condition at December 31, 1993 is strong with the Company's current ratio of 2.1 to 1. The Company's ratio of long-term debt to stockholders' equity was .7 to 1 at December 31, 1993 as compared to .4 to 1 at December 31, 1992. The increase in this ratio resulted from additional borrowings in connection with the acquisition of Roederstein.

         In connection with the Roederstein acquisition, Vishay entered into a DM 104,316,000 term loan agreement with its lending banks in January 1993. In addition, an Israeli subsidiary of Vishay borrowed $20 million pursuant to an unsecured credit agreement. The funds from the credit facilities were used in connection with the Roederstein acquisition and the refinancing of Roederstein's debt. Vishay and the Banks also amended certain terms of the outstanding $170,000,000 Revolving Credit and Term Loan Agreement dated as of January 10, 1992 among Vishay and the Banks and the Amended and Restated DM 42,375,000 Revolving Credit and DM 57,036,000 Term Loan Agreement dated as of January 10, 1992 among Vishay, Draloric and the lending banks in order to, among other things, allow Vishay to draw upon its revolving credit facilities to refinance a portion of Roederstein's debt.

         See Note 6 to the Company's Consolidated Financial
Statements elsewhere herein for additional information with respect to Vishay's loan agreements, long-term debt and available short-term credit lines.

         Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Inflation

         Normally, inflation has not had a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - -------  -------------------------------------------

         The following Consolidated Financial Statements of the
Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets -- December 31, 1993 and 1992.

         Consolidated Statements of Operations -- for the years ended December 31, 1993, 1992 and 1991.

         Consolidated Statements of Cash Flows -- for the years ended December 31, 1993, 1992 and 1991.

         Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1993, 1992 and 1991.

         Notes to Consolidated Financial Statements -- December 31,
1993.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- - - -------  ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

         None.
                            PART III
                            --------

         Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1993, the Company's most recent fiscal year. Such information is incor-porated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant".

                            PART IV
                            -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
- - - -------- FORM 8-K
         ------------------------------------------------------

         (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1993 are filed herewith. See Item 8 of this Report for a list of such financial statements.

             (2) Financial Statement Schedules for Vishay, set forth immediately following this Item 14 are as follows:

                  Schedule V -- Property, Plant and Equipment

                  Schedule VI -- Accumulated Depreciation,
                  Depletion and Amortization of Property, Plant and Equipment

                  Schedule IX -- Short-Term Borrowings

                  Schedule X -- Supplementary Income Statement
                  Information

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

             (3)  Exhibits -- See response to paragraph (c) below.

         (b) Reports on Form 8-K

                  None

         (c) Exhibits:

     2.1 Purchase and Sale Agreement, dated as of November 14, 1991, among Sprague Technologies, Inc., Sprague Electric Company and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated November 14, 1991.

     3.1 Certificate of Incorporation of Registrant, as amended and Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated May 18, 1993.

     3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registration Statement
           No. 33-13833 of Registrant on Form S-2 under the

           Securities Act of 1933 (the "Form S-2") and Amendment
           No. 1 to Amended and Restated Bylaws of Registrant.

     10.1 Performance-Based Compensation Plan for Chief Executive Officer of Registrant.

     10.2 Second Amendment dated as of January 29, 1993 to Amended and Restated Vishay Intertechnology, Inc. $170,000,000 Revolving Credit and Term Loan Agreement by and among Comerica Bank, NationsBank of North Carolina, N.A., Signet Bank Maryland, CoreStates Bank, N.A., Bank Hapoalim, B.M., Meridian Bank, Bank Leumi le-Israel, B.M., Berliner Handels-und Frankfurter Bank and ABN AMRO Bank N.V. (collectively, the "Banks"), Comerica Bank, as agent for the Banks (the "Agent"), and Vishay Intertechnology, Inc. ("Vishay"), dated as of January 10, 1992. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K, dated January 29, 1993.

     10.3 Second Amendment dated as of January 29, 1993 to Amended and Restated Draloric Electronic GmbH DM 42,375,000 Revolving Credit and DM 57,036,000 Term Loan Agreement by and among the Banks, the Agent and Draloric Electronic GmbH ("Draloric"), dated as of January 10, 1992. Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K, dated January 29, 1993.

     10.4 Roederstein DM 104,315,990.20 Term Loan Agreement dated as of January 29, 1993 by and among the Banks, the Agent, Draloric and Vishay. Incorporated by reference to Exhibit (10.3) to the Current Report on Form 8-K, dated January 29, 1993.

     10.5 Agreement between First International Bank of Israel and Vishay Israel Ltd. dated January 28, 1993. Incorporated by reference to Exhibit (10.4) to the Current Report on Form 8-K, dated January 29, 1993.

     10.6 Amended and Restated Vishay Intertechnology, Inc. $170,000,000 Revolving, Credit and Term Loan Agreement by and among Manufacturers Bank, N.A., NationsBank of North Carolina, N.A., Signet Bank Maryland, CoreStates Bank, N.A., Bank Hapoalim, B.M., Meridian Bank and Bank Leumi le-Israel, B.M. (collectively, the "Prior Banks"), the Agent and Vishay, dated as of January 10, 1992. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K, dated January 10, 1992.

     10.7  Amended and Restated Draloric Electronic, GmbH DM
           42,375,000 Revolving Credit and DM 57,036,000 Term Loan

           Agreement by and among the Prior Banks, the Agent and Draloric, dated as of January 10, 1992. Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K, dated January 10, 1992.

     10.8 Amended and Restated Guaranty by Vishay to the Banks, dated as of January 29, 1993. Incorporated by reference to Exhibit (10.5) to the Current Report on Form 8-K, dated January 29, 1993.

     10.9 Amended and Restated Guaranty by Dale Holdings, Inc., Dale Electronics, Inc., Bradford Electronics, Inc., and Measurements Group, Inc. to the Banks, dated as of January 29, 1993. Incorporated by reference to Exhibit (10.6) to the Current Report on Form 8-K, dated January 29, 1993.

     10.10 Amended and Restated Permitted Borrowers Guaranty by Vilna Equities Holding B.V., Visra Electronics Financing, B.V., Draloric, E-Sil Components, Ltd., Vishay Components (U.K.) Limited, Sfernice, S.A., Ultronix, Inc., Techno Components Corporation and Ohmtek, Inc. to the Banks, dated as of January 29, 1993. Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K, dated January 29, 1993.

     10.11 Guaranty by Vishay Sprague, Inc., Sprague North Adams,
           Sprague Sanford and Roederstein Electronics, Inc. to the Banks, dated January 29, 1993. Incorporated by reference to Exhibit (10.8) to the Current Report on Form 8-K, dated January 29, 1993.

     10.12 Guaranty Agreement, dated as of November 29, 1989 between the Company and Societe Generale, New York Branch. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for December 31, 1989.

     10.13 Option Agreement for the Assets of the Resista Division of Roederstein by and among Vishay, Mr. Jorg Roederstein, Roederstein Spezialfabriken fur Bauelemente der Elektronik und Kondensatoren der Starkstromtechnik GmbH ("Roederstein") and Mr. Till Roederstein, dated February 18, 1992. Incorporated by reference to Exhibit
           10.1 to the Current Report on Form 8-K, dated
           February 18, 1992.

     10.14 Purchase and Transfer Agreement concerning Shares by and among, Mrs. Ute Roederstein, Mrs. Cornelia Bodinka, nee Roederstein, Ms. Claudia Roederstein, Mr. Jorg Roederstein, Mr. Till Roederstein and Vishay dated February 18, 1992. Incorporated by reference to Exhibit

           10.2 to the Current Report on Form 8-K, dated February
           18, 1992.

     10.15 Notarial Offer for a Purchase and Transfer Agreement concerning Shares by Mr. Till Roederstein and Vishay
           Intertechnology, Inc. dated February 18, 1992.
           Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 18, 1992.

     10.16 Fiscal Agency Agreement, dated July 28, 1988, between the Company and Citibank, N.A. Incorporated by reference to Exhibit (10(i)) to the Current Report on Form 8-K, dated August 30, 1988.

     10.17 Management Fee Agreement between Dale Holdings, Inc. and the Company, dated May 14, 1986. Incorporated by reference to Exhibit 10.15 to the Form S-2.

     10.18 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.12 to the Form S-2.

     10.19 1986 Employee Stock Plan of the Company. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-7850).

     10.20 1986 Employee Stock Plan of Dale Electronics, Inc.
           Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-7851).

     10.21 Money Purchase Plan Agreement of Measurements Group,
           Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

     10.22 Distributor Agreement between Nytron Inductors and VSD, Inc. dated as of January 1, 1991. Incorporated by reference to the Company's Annual Report on Form 10-K for December 31, 1990.

     10.23 Distribution Sales Agreement between Sprague Electric Company and Vishay Intertechnology, Inc., dated February 14, 1992. Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K, dated February 14, 1992.

     10.24 Sales Representation Agreement between Sprague Electric Company and Vishay Intertechnology, Inc. dated February 14, 1992. Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K, dated February 14, 1992.

     10.25 Agreement for Transfer of Computer Software License Administration Services Agreement between Sprague Electric Company and Vishay Intertechnology, Inc., dated February 14, 1992. Incorporated by reference to Exhibit (10.3) to the Current Report on Form 8-K, dated February 14, 1992.

     10.26 Lease of Concord Facility, dated February 14, 1992.
           Incorporated by reference to Exhibit (10.4) to the Current Report on Form 8-K, dated February 14, 1992.

     10.27 Sublease of Hudson Facility, dated February 14, 1992.
           Incorporated by reference to Exhibit (10.5) to the Current Report on Form 8-K, dated February 14, 1992.

     10.28 Lease of El Paso Property, dated February 14, 1992.
           Incorporated by reference to Exhibit (10.6) to the Current Report on Form 8-K, dated February 14, 1992.

     10.29 Non-Competition Agreement among Sprague Technologies,
           Inc., Sprague Electric Company and Vishay Inter-echnology, Inc., dated February 14, 1992. Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K, dated February 14, 1992.

     10.30 Agreement between Sprague Technologies, Inc. and Vishay Israel, Ltd., dated February 14, 1992. Incorporated by reference to Exhibit (10.8) to the Current Report on Form 8-K, dated February 14, 1992.

     11.   Statement regarding Computation of Per Share Earnings.

     22.   Subsidiaries of the Registrant.

     23.   Consent of Independent Auditors.

                 Report of Independent Auditors


Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and stockholders equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for income taxes (Note 5) and postretirement benefits other than pensions
(Note 10).


/s/ ERNST & YOUNG

Philadelphia, Pennsylvania
February 10, 1994
except for Note 6, as to which the date is March 25, 1994

                        Vishay Intertechnology, Inc.

                        Consolidated Balance Sheets

            (In thousands, except per share and share amounts)


                                                December 31
                                             1993          1992
                                        --------------------------
Assets
Current assets:
  Cash and cash equivalents                $ 10,931      $ 15,977
  Accounts receivable, less allowances
    of $5,150 and $3,885                    125,284       102,757
  Inventories:
    Finished goods                           85,783        50,874
    Raw materials and work in process       138,872        99,901
  Prepaid expenses and other current
    assets                                   33,365        18,192
                                        --------------------------
Total current assets                        394,235       287,701


Property and equipment--at cost:
  Land                                       33,791        12,917
  Buildings and improvements                136,432        87,623
  Machinery and equipment                   398,885       288,527
                                        --------------------------
                                            569,108       389,067
  Less allowances for depreciation         (149,004)     (117,448)
                                        --------------------------
                                           420,104        271,619





Goodwill                                   118,286         74,872





Other assets                                15,481         27,451
                                        --------------------------
                                          $948,106       $661,643
                                        ==========================

                                                December 31
                                             1993          1992
                                        --------------------------
Liabilities and stockholders' equity
Current liabilities:
  Notes payable to banks                  $ 22,695       $ 18,966
  Trade accounts payable                    48,404         42,727
  Payroll and related expenses              28,942         23,124
  Other accrued expenses                    54,112         25,984
  Income taxes                               3,740              -
  Current portion of long-term debt         30,536         31,573
                                        --------------------------
Total current liabilities                  188,429        142,374

Long-term debt--less current portion       266,999        139,540
Deferred income taxes                       26,080          9,786
Other liabilities                           24,081          1,021
Accrued pension costs                       66,014         22,297

Stockholders' equity:
  Preferred Stock, par value $1.00 a share:
    Authorized--1,000,000 shares; none
    issued
  Common Stock, par value $.10 a share:
    Authorized--35,000,000 shares;
    17,639,081 and 16,795,234 shares
    outstanding after deducting 47,441
    and 47,432 shares in treasury            1,763          1,679
  Class B convertible Common Stock, par
    value $.10 a share:  Authorized--
    15,000,000 shares; 3,590,232 and
    3,419,385 shares outstanding after
    deducting 125,965 and 119,967
    shares in treasury                         359            342
  Capital in excess of par value           288,980        253,446
  Retained earnings                        105,849         97,156
  Foreign currency translation
     adjustment                            (13,109)        (5,864)
  Unearned compensation                        (60)          (134)
  Pension adjustment                        (7,279)             -
                                        --------------------------
                                           376,503        346,625
                                        --------------------------
                                          $948,106       $661,643
                                        ==========================

See accompanying notes.

                        Vishay Intertechnology, Inc.

                   Consolidated Statements of Operations

           (In thousands, except per share and share amounts)


                                         Year ended December 31
                                    1993          1992          1991
                              ------------------------------------------
Net sales                         $856,272      $664,226      $442,283
Costs of products sold             663,239       508,018       318,166
                              ------------------------------------------
Gross profit                       193,033       156,208       124,117

Selling, general, and
  administrative expenses          118,906       101,327        75,973
Restructuring expense                6,659             -         3,700
Unusual items                       (7,221)            -             -
                              ------------------------------------------
                                    74,689        54,881        44,444

Other income (expense):
  Interest expense                 (20,624)      (19,110)      (15,207)
  Amortization of goodwill          (3,294)       (2,380)       (1,695)
  Other                                123         4,533          (289)
                              ------------------------------------------
                                   (23,795)      (16,957)      (17,191)
                              ------------------------------------------
Earnings before income taxes
  and cumulative effect of
  accounting change                 50,894        37,924       27,253
Income taxes                         8,246         7,511        6,363
                              ------------------------------------------
Earnings before cumulative
  effect of accounting change       42,648        30,413       20,890
Cumulative effect of accounting
  change for income taxes            1,427             -             -
                              ------------------------------------------
Net earnings                       $44,075       $30,413       $20,890
                              ==========================================
Earnings per share:
  Before cumulative effect of
   accounting change                 $2.01         $1.71         $1.25
  Accounting change for income
   taxes                              0.07             -             -
                              ------------------------------------------
  Net earnings                       $2.08         $1.71         $1.25
                              ==========================================
Weighted average shares
  outstanding                   21,228,000    19,366,000    16,649,000
                              ==========================================
See accompanying notes.

                        Vishay Intertechnology, Inc.

                   Consolidated Statements of Cash Flows

                               (In thousands)

                                                     Year ended December 31
                                                   1993        1992       1991
                                                ---------------------------------
Operating activities
Net earnings                                     $44,075     $30,413     $20,890
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization                  48,578      36,062      27,056
   Interest accrued on Convertible Subordinated
     Debentures in excess of coupon rate               -       2,190       2,812
   Cumulative effect of accounting change         (1,427)           -          -
   Other                                             530       5,133        (170)
   Changes in operating assets and liabilities:
     Accounts receivable                           2,804      (7,774)      6,912
     Inventories                                 (22,780)     (6,164)     (7,949)
     Prepaid expenses and other
       current assets                                182      (3,647)      1,644
     Accounts payable                             (7,768)      1,650      (2,726)
     Other current liabilities                   (14,080)     (3,506)     (2,646)
                                                ---------------------------------
Net cash provided by operating activities         50,114      54,357      45,823

Investing activities
Purchases of property and equipment              (76,813)    (49,801)    (26,660)
Purchase of businesses, net of cash acquired     (12,967)   (131,479)     (6,754)
Investment in and advances to Roederstein              -     (20,147)          -
Cash provided by changes in short-term
   investments                                         -         176          43
                                                ---------------------------------
Net cash used in investing activities            (89,780)   (201,251)    (33,371)

Financing activities
Proceeds from revolving line of credit and
   long-term borrowings                          265,274     403,970      79,483
Principal payments on revolving line of
   credit and long-term debt                    (235,124)   (327,797)    (88,906)
Cash provided by (used in) net changes in
   short-term borrowings                           4,873      13,791      (4,689)
Proceeds from sale of common stock                     -      59,133           -
                                                ---------------------------------
Net cash provided by (used in) financing
   activities                                     35,023     149,097     (14,112)
Effect of exchange rate changes on cash             (403)       (470)       (165)
                                                ---------------------------------
(Decrease) increase in cash and cash equivalents  (5,046)      1,733      (1,825)
Cash and cash equivalents at beginning of year    15,977      14,244      16,069
                                                ---------------------------------
Cash and cash equivalents at end of year         $10,931     $15,977     $14,244
                                                =================================

See accompanying notes.

                        Vishay Intertechnology, Inc.

              Consolidated Statements of Stockholders' Equity

                   (In thousands, except share amounts)

                                                      Year ended December 31
                                                   1993        1992        1991
                                              ------------------------------------
Common Stock:
   Beginning balance                              $1,679      $1,165      $1,105
    Shares issued (3,775; 1,816,016; and
     20,469 shares)                                    -         182           2
    Stock dividends (839,952; 583,748; and
     554,015 shares)                                  84          58          55
    Conversion of subordinated debentures
     (2,536,783 shares)                                -         254           -
    Conversions from Class B (120; 200,658;
     and 25,752 shares)                                -          20           3
                                              ------------------------------------
   Ending balance                                  1,763       1,679       1,165

Class B convertible Common Stock:
   Beginning balance                                 342         345         331
    Stock dividends (170,967; 172,383; and
     165,398 shares)                                  17          17          17
    Conversions to Common (120; 200,658;
     and 25,752 shares)                                -         (20)         (3)
                                              ------------------------------------
   Ending balance                                    359         342         345

Capital in excess of par value:
   Beginning balance                             253,446     115,398     101,173
    Shares issued                                    123      59,162         382
    Conversion of subordinated debentures              -      60,312           -
    Stock dividends                               35,281      18,548      13,777
    Tax effects relating to stock plan               130          26          66
                                              ------------------------------------
   Ending balance                                288,980     253,446     115,398

Retained earnings:
   Beginning balance                              97,156      85,366      78,325
    Net earnings                                  44,075      30,413      20,890
    Stock dividends                              (35,382)    (18,623)    (13,849)
                                              ------------------------------------
   Ending balance                                105,849      97,156      85,366

Foreign currency translation adjustment:
   Beginning balance                              (5,864)       (347)     (2,084)
    Translation adjustment for the year           (7,245)     (5,517)      1,737
                                              ------------------------------------
   Ending balance                                (13,109)     (5,864)       (347)

Unearned compensation:
   Beginning balance                                (134)       (561)     (1,011)
    Shares issued under stock plans (3,775;
     16,016; and 20,469 shares)                     (123)       (208)       (382)
    Amounts expensed during the year                 197         635         832
                                              ------------------------------------
   Ending balance                                    (60)       (134)       (561)

Pension adjustment:
   Beginning balance                                   -           -           -
    Pension adjustment for the year               (7,279)          -           -
                                              ------------------------------------
   Ending balance                                 (7,279)          -           -
                                              ------------------------------------
Total stockholders' equity                      $376,503    $346,625    $201,366
                                              ====================================

See accompanying notes.

                        Vishay Intertechnology, Inc.

                Notes to Consolidated Financial Statements

                             December 31, 1993


1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Vishay Intertechnology, Inc. include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany transactions, accounts, and profits.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $43,493,000, $30,995,000, and $23,706,000 for the years ended December 31, 1993, 1992, and
1991, respectively.

Goodwill

Goodwill, representing the excess of purchase price over net assets of businesses acquired, is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $10,945,000 and $7,679,000 at December 31, 1993 and 1992, respectively.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Research and Development Expenses

The amount charged to expense aggregated $7,097,000, $7,149,000, and $6,967,000 for the years ended December 31, 1993, 1992, and 1991, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received from governments by certain foreign subsidiaries are recognized as income when conditions for receipt are met. In 1993, grants of $3,424,000 received from the government of Israel, which were utilized to offset startup costs of new facilities, were recognized as a reduction of costs of products sold.

Vishay Intertechnology, Inc.

1.  Summary of Significant Accounting Policies (continued)

Earnings Per Share

Earnings per share is based on the weighted average number of common shares and dilutive common equivalent shares (from the assumed conversion of convertible subordinated debentures) outstanding during the period. In October 1992, the convertible subordinated debentures were converted into 2,536,783 shares of Common Stock. For the year ended December 31, 1992, where assumed conversion of the debentures has a dilutive effect, net earnings used in the computations are adjusted for interest expense, net of income taxes, on the convertible subordinated debentures. Earnings per share amounts for all periods presented reflect 5% stock dividends paid on June 11, 1993, June 16, 1992, and June 11, 1991. Earnings per share for the years ended December 31, 1993 and 1992 reflect the weighted effect of the issuance of 1,800,000 shares of Common Stock on December 24, 1992.

Accounting Changes

In 1993, the Company changed its methods of accounting for income taxes (Note
5) and postretirement benefits other than pensions (Note 10).

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current presentation.

2.  Acquisitions

During January 1993, Vishay exercised its option to purchase the remaining 81% of the outstanding share capital of Roederstein GmbH, a passive electronic components manufacturer with headquarters in Germany for 4,050,000 Deutsche Marks ("DM") ($2,502,000) pursuant to an option agreement dated February 18, 1992. Vishay had acquired its initial 19% interest in Roederstein on February 18, 1992 for DM 950,000 ($577,000). In connection with the acquisition, Vishay refinanced all of Roederstein's existing bank debt of DM 160,381,000 ($99,062,000). Funds to refinance Roederstein's debt were provided by a DM 104,316,000 term loan with a group of banks, $20,000,000 borrowed under an unsecured credit agreement, and borrowings under an existing line of credit.

Effective January 1, 1992, the Company acquired the worldwide tantalum capacitor and U.S. thick film resistor network businesses of Sprague Technologies, Inc. Under the terms of the purchase agreement, Vishay paid $127,000,000 cash, transferred to Sprague real property with a fair value of $4,771,000, and assumed certain liabilities relating to the businesses. Vishay also entered into certain ancillary agreements with the seller, including one-year sales and distribution agreements under which Vishay received fees of $3,325,000 during 1992, which are included in other income. The purchase price was funded primarily from a $125,000,000 term loan facility.

Vishay Intertechnology, Inc.

2.  Acquisitions (continued)

The acquisitions have been accounted for under the purchase method of accounting. The operating results of Roederstein and Sprague have been included in the Company's consolidated results of operations from January 1, 1993 and January 1, 1992, respectively. Excess of cost over the fair value of net assets acquired (Roederstein--$45,210,000; Sprague--$19,534,000) is being amortized on a straight-line basis over forty years.

Had the Roederstein and Sprague acquisitions been made at the beginning of the year prior to their acquisition, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                                    Year ended December 31
                                                       1992          1991
                                                   -------------------------
Net sales                                           $913,398       $679,183
Net earnings (loss)                                  (22,992)        20,591
Earnings (loss) per share                             $(1.19)         $1.24

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented or of results which may occur in the future. Pro forma net earnings for 1992 reflect $31,860,000 of restructuring costs incurred by Roederstein for work force reductions.

During 1992, Vishay provided Roederstein with management and sales support, short-term working capital advances, and assistance in renegotiating Roederstein's bank debt. Vishay also assisted Roederstein in developing a cost-savings program involving reductions in the Roederstein work force, including the closing of an unprofitable division. Vishay recognized consulting fees, which are included in other income, from Roederstein of $2,307,000 for the year ended December 31, 1992 for its assistance to Roederstein. As of December 31, 1992, Vishay had investments in Roederstein of $3,229,000, advances to Roederstein, included in other assets, of $16,918,000, accounts receivable and other current receivables from Roederstein of $5,166,000, and accounts payable to Roederstein of $1,158,000.

The Company made several minor acquisitions in 1993 and 1991, all of which were accounted for under the purchase method. The results of operations of these businesses have been included in the consolidated results of the Company from the dates of acquisition.

3.  Restructuring Expense and Unusual Items

Restructuring expenses of $6,659,000 for 1993 related to the downsizing of some of the Company's European operations. Income from unusual items of $7,221,000 for 1993 represents insurance recoveries the Company has received for business interruption insurance claims.

The Company incurred restructuring costs of $3,700,000 in 1991 relating primarily to costs associated with layoffs in France.

Vishay Intertechnology, Inc.

4.  Foreign Subsidiaries

The following amounts relating to foreign subsidiaries are included in the consolidated financial statements (in thousands):

                                             As of and for the year ended December 31
                                                  1993        1992           1991
                                             ----------------------------------------
Current assets                                  $239,371    $141,334       $113,515
Current liabilities                              135,003      81,532         50,288
Net property and equipment                       258,279     127,740         93,708
Parent company equity in net assets
   (including intercompany accounts)             199,955     161,529        119,097
Sales to customers                               429,578     258,226        200,475
Earnings after eliminating intercompany
   earnings and expenses                          23,620      12,490          7,333

5.  Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.07 per share. For the year ended December 31, 1993, application of the new income tax rules decreased pretax income by $2,870,000 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pretax amounts.

At December 31, 1993, the Company has net operating loss carryforwards for tax purposes of approximately $96,300,000 in Germany (no expiration date), $3,100,000 in France (expire December 31, 1998), and $1,800,000 in Portugal (expire December 31, 1997). Approximately $70,800,000 of the carryforward in Germany, and the full $1,800,000 in Portugal, resulted from the Company's acquisition of Roederstein. For financial reporting purposes, a valuation allowance of $34,862,000 has been recognized to offset deferred tax assets related to German net operating loss carryforwards. If tax benefits are recognized in the future through reductions of the valuation allowance, such amounts will reduce goodwill of acquired companies. The valuation allowance decreased from January 1, 1993 by $6,584,000 primarily due to a decrease in German tax rates which had the effect of reducing the deferred tax asset for German net operating loss carryforwards.

Vishay Intertechnology, Inc.

5.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 are as follows (in thousands):

Deferred tax liabilities:
   Tax over book depreciation                        $57,401
   Other--net                                          2,685
                                                    ---------
Total deferred tax liabilities                        60,086
                                                    ---------
Deferred tax assets:
   Pension and other retiree obligations              20,179
   Net operating loss carryforwards                   38,773
   Restructuring reserves                              7,354
   Other accruals and reserves                        12,300
                                                    ---------
Total deferred tax assets                             78,606
   Valuation allowance for deferred tax assets       (34,862)
                                                    ---------
Net deferred tax assets                               43,744
                                                    ---------
Net deferred tax liabilities                         $16,342
                                                    =========
For financial reporting purposes, earnings before income taxes and cumulative effect of accounting change includes the following components (in thousands):

                                          Year ended December 31
                                       1993        1992       1991
                                   ----------------------------------
Pretax income:
   Domestic                          $13,136     $10,252     $8,519
   Foreign                            37,758      27,672     18,734
                                   ----------------------------------
                                     $50,894     $37,924    $27,253
                                   ==================================

Vishay Intertechnology, Inc.

5.  Income Taxes (continued)

Significant components of income taxes attributable to continuing operations are as follows (in thousands):

                                  Liability
                                   Method      Deferred Method
                                 --------------------------------
                                       Year ended December 31
                                    1993        1992      1991
                                 --------------------------------
Current:
   U.S. Federal                    $3,032      $1,639    $3,558
   Foreign                          2,706       2,521     1,706
   State                              332         502       675
                                 --------------------------------
                                    6,070       4,662     5,939
Deferred:
   U.S. Federal                     1,960       1,760       103
   Foreign                             36         832       312
   State                              180         257         9
                                 --------------------------------
                                    2,176       2,849       424
                                 --------------------------------
                                   $8,246      $7,511    $6,363
                                 ================================

For the year ended December 31, 1992, deferred income taxes resulted from accelerated methods of depreciation used for tax purposes ($2,494,000) and restructuring reserves ($2,012,000). These amounts were partially offset by differences relating to inventory valuation methods ($900,000) and other items ($757,000). For the year ended December 31, 1991, deferred taxes resulted principally from use of accelerated methods of depreciation for tax purposes.

A reconciliation of income tax at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):

                                  Liability
                                   Method      Deferred Method
                                 --------------------------------
                                       Year ended December 31
                                    1993        1992      1991
                                 --------------------------------
Tax at statutory rate             $17,304     $12,894    $9,266
State income taxes, net of
  federal tax                         396         501       452
Effect of foreign income
  tax rates                       (10,532)     (5,649)   (5,166)
Effect of purchase accounting
   adjustments                        717         939     1,291
Other                                 361      (1,174)      520
                                 --------------------------------
                                   $8,246      $7,511    $6,363
                                 ================================

Vishay Intertechnology, Inc.

5.  Income Taxes (continued)

At December 31, 1993, no provision has been made for U.S. income taxes on approximately $169,678,000 of foreign earnings which are expected to be reinvested indefinitely.

Income taxes paid were $6,933,000, $5,729,000 and $8,418,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                     December 31
                                                   1993       1992
                                              ------------------------
Revolving Credit Loan                            $51,500      $7,500
Term Loan                                        102,500     117,500
Deutsche Mark Revolving Credit Loan               23,035      10,500
Deutsche Mark Term Loan                           10,948      23,486
Deutsche Mark Term Loan II                        60,073           -
Unsecured Credit Agreements                       38,638           -
Industrial Development Revenue Bonds                 578       2,581
French Industrial Bonds                            3,147       1,952
Other Debt and Capital Lease Obligations           7,116       7,594
                                              ------------------------
                                                 297,535     171,113
Less current portion                              30,536      31,573
                                              ------------------------
                                                $266,999    $139,540
                                              ========================
As of December 31, 1993, five facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 4.25% at December 31, 1993), a U.S. term loan (interest 4.44% at December 31, 1993), a Deutsche Mark revolving credit loan (interest 7.50% at December 31, 1993), a Deutsche Mark term loan (interest 7.69% at December 31, 1993), and an additional Deutsche Mark term loan (interest 8.25% at December 31, 1993).

During March 1994, the Company's bank group agreed to amend the Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements in effect at December 31, 1993. The terms of the five facilities, as agreed in March 1994, are summarized below. The first facility is a $90,000,000 multicurrency revolving credit facility which is available to the Company on a revolving basis until December 31, 1996, at which time the Company may elect a term out option, with quarterly payments due beginning March 31, 1997 through December 31, 2000. Interest is payable at prime or at other interest rate options. The Company is required to pay a commitment fee equal to 3/8% per annum on the average unused line. The second facility is a $102,500,000 term loan, with interest payable at prime plus 1/8% or at other interest rate options. Principal payments are due as follows: 1994 -- $5,000,000; 1995--$10,000,000; 1996--$10,000,000;

Vishay Intertechnology, Inc.

6.  Long-Term Debt (continued)

1997--$15,000,000; 1998--$20,000,000; 1999--$20,000,000; 2000--$22,500,000.
Additional principal payments may be required based on excess cash flow as defined in the agreement. The loan agreements also provide a German subsidiary of the Company with three Deutsche Mark ("DM") facilities. The first DM facility is a DM 40,000,000 ($23,035,000) revolving credit facility which is available until December 31, 1996, at which time the Company may elect a term out option, with quarterly payments due beginning March 31, 1997 through December 31, 2000. Interest is based on DM market rates plus 15/16%. The Company is required to pay a commitment fee equal to 3/8% per annum on the average unused line. The second DM facility is a DM 19,012,000 ($10,948,000) term loan. Principal of DM 4,753,000 ($2,737,000) and interest at DM market rates plus 1-1/8% is due quarterly with final payment on December 31, 1994.
The third DM facility is a DM 104,316,000 ($60,073,000) term loan.
Interest is based on DM market rates plus 1-11/16%. Principal payments of DM 18,700,000, 34,100,000, 37,000,000, and 14,516,000 ($10,769,000,
$19,637,000, $21,307,000, and $8,360,000) are due on or before December 31,
1994, 1995, 1996, and 1997, respectively. Additional principal payments may be required based on excess cash flow as defined in the agreement.

Under the loan agreements, the Company is restricted from paying cash dividends and must comply with other covenants, including the maintenance of specific ratios. The Company is in compliance with the restrictions and limitations under the terms of loan agreements, as amended. All of the Company's U.S. assets and the stock of certain foreign subsidiaries are pledged as collateral under loan agreements.

Borrowings under a $20,000,000 unsecured credit agreement with First International Bank of Israel are at LIBOR plus 1-1/8% (4.25% at December 31,
1993).  Principal payments of $5,000,000, $6,666,666, and $8,333,334 are due on or before December 31, 1997, 1998, and 1999, respectively. Other unsecured borrowings are at various interest rates ranging from 3.9% to 7.2%.

The industrial development revenue bonds are at various interest rates ranging from 8% to 12% and mature at various dates from 1996 through 1999. The French industrial bonds are payable in French francs and bear interest at rates ranging from zero to 10% and require periodic payments through 2004.

Aggregate annual maturities of long-term debt, as revised to reflect the agreement reached with the Company's bank group in March 1994 and excluding payments which may be required based on excess cash flow, are as follows: 1994--$30,536,000; 1995--$32,132,000; 1996--$41,729,000;
1997--$50,393,000; 1998--$48,305,000; thereafter--$94,440,000.

The Company has short-term credit lines with various banks aggregating $64,667,000, of which $29,030,000 was unused at December 31, 1993.

Interest paid was $20,587,000, $16,496,000, and $12,775,000 for the years ended
December 31, 1993, 1992, and 1991, respectively.

Vishay Intertechnology, Inc.

7.  Stockholders' Equity

The Company's Class B Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time to Common Stock.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over a 36-month period. 132,153 shares are available for issuance under stock plans at December 31, 1993.

8.  Other Income

Other income (expense) consists of the following (in thousands):

                                             Year ended December 31
                                          1993        1992        1991
                                    ---------------------------------------
Foreign exchange gains (losses)        $(1,382)    $(1,594)        $41
Investment income                          722       1,565         797
Sales and distribution fees from
   Sprague Technologies, Inc.                -       3,325           -
Roederstein consulting fees                  -       2,307           -
Other                                      783      (1,070)     (1,127)
                                   ---------------------------------------
                                          $123      $4,533       $(289)
                                   =======================================

9.  Employee Retirement Plans

Two U.S. subsidiaries of Vishay, Dale Electronics, Inc. and Sprague North Adams, Inc., which was acquired effective January 1, 1992, maintain defined benefit pension plans (the "Plans"). Substantially all full-time employees of Dale and hourly employees of Sprague's North Adams facility are eligible to participate. The benefits under the Dale Plan are based on the employees' compensation during all years of participation. The benefits under the Sprague Plan are based on number of years of credited service.

The Plans are tax qualified subject to the minimum funding requirements of ERISA. Employees participating in the Dale Plan are required to contribute an amount based on annual earnings. The Company's funding policy is to contribute annually amounts that satisfy the funding standard account requirements of ERISA. The assets of the Dale Plan are invested primarily in guaranteed investment contracts issued by an insurance company and mutual funds.
The assets of the Sprague Plan are invested primarily in fixed income securities and common stock.

Vishay Intertechnology, Inc.

9.  Employee Retirement Plans (continued)

Net pension cost for the Plans included the following components (in thousands):

<CAPTIOM>
                                                      Year ended December 31
                                                    1993        1992      1991
                                               ---------------------------------
Annual service cost--benefits
   earned for the period                          $2,233      $2,101    $2,061
Less:  Employee contributions                      1,157       1,067     1,096
                                               ---------------------------------
Net service cost                                   1,076       1,034       965
Interest cost on projected benefit obligation      4,732       4,206     2,599
Actual return on Plan assets                      (5,270)     (4,611)   (2,529)
Net amortization and deferral                        655         648       337
                                               ---------------------------------
Net pension cost                                  $1,193      $1,277    $1,372
                                               =================================

The expected long-term rate of return on assets was 9.5%.

The following table sets forth the funded status of the Plans and amounts recognized in the Company's financial statements (in thousands):

                                                                December 31
                                                               1993     1992
                                                           --------------------
Accumulated benefit obligation, including vested benefits
   of $61,671 and $54,329                                    $62,448   $55,138
                                                           ====================
Actuarial present value of projected benefit obligations    $(67,077) $(59,144)
Plan assets at fair value                                     56,262    53,468
                                                           --------------------
Projected benefit obligations in excess of Plan assets       (10,815)   (5,676)
Unrecognized (gain) loss from past experience different from
   that assumed and effects of changes in assumptions          5,085      (450)
Unrecognized prior service cost                                1,300     1,534
Unrecognized net obligation at transition date, being
   recognized over 15 years                                      575       685
                                                           --------------------
                                                              (3,855)   (3,907)
Estimated tax effects of purchase
   accounting adjustment                                           -     1,169
                                                           --------------------
Accrued pension liability                                    $(3,855)  $(2,738)
                                                           ====================

The following assumptions have been used in the actuarial determinations of the
Plans:
                                                    1993      1992
                                                  --------------------
Discount rate                                       7.5%   8.0%-8.5%
Rate of increase in compensation levels             4.5%        4.5%

Vishay Intertechnology, Inc.

9.  Employee Retirement Plans (continued)

The Company's U.S. subsidiary, Measurements Group, Inc., maintains a defined contribution pension plan covering substantially all full-time employees. Contributions are made based on participants' compensation. Costs for this plan were $530,000, $512,000, and $485,000 for the years ended December 31, 1993, 1992, and 1991, respectively. In addition, many of the Company's U.S. employees are eligible to participate in 401(k) Savings Plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $1,996,000, $1,894,000, and $1,170,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company (including Roederstein, which was acquired in January 1993) have noncontributory defined benefit pension plans covering management and employees. Pension benefits are based on years of service. Net pension cost for the German Plans included the following components (in thousands):

                                                     Year ended December 31
                                                    1993        1992      1991
                                               ---------------------------------
Annual service cost--benefits earned for the
   period                                           $682        $122      $151
Interest cost on projected benefit obligation      4,521         757       681
Actual return on plan assets                        (796)          -         -
Net amortization and deferral                        (86)        (99)      186
                                               ---------------------------------
Net pension cost                                  $4,321        $780    $1,018
                                               =================================

The following table sets forth the funded status of the German Plans and amounts recognized in the Company's financial statements (in thousands):

                                                                 December 31
                                                                1993      1992
                                                         --------------------------
Accumulated benefit obligation, including vested
   benefits of $60,326 and $12,564                           $63,002    $12,720
                                                         ==========================
Actuarial present value of projected benefit obligations    $(63,218)  $(13,080)
Plan assets at fair value                                     11,540          -
                                                         --------------------------
Projected benefit obligation in excess of plan assets        (51,678)   (13,080)
Unrecognized loss                                              6,810         57
Unrecognized prior service cost                                  391          -
Unrecognized net asset at transition date, being
   recognized over 15 years                                      (37)       (44)
Additional minimum liability, recognized as a
   reduction of stockholders' equity                          (7,279)         -
                                                         --------------------------
Accrued pension liability                                   $(51,793)  $(13,067)
                                                         ==========================

Vishay Intertechnology, Inc.

9.  Employee Retirement Plans (continued)

The following assumptions have been used in the actuarial determinations of the German Plans:
                                                       December 31
                                                    1993        1992
                                                ------------------------
Discount rate                                       7.0%        6.0%
Rate of increase in compensation levels             3.0%        4.0%

10.  Postretirement Medical Benefits

The Company pays limited health care premiums for certain eligible retired U.S. employees. Prior to 1993, the cost of these benefits, which was not significant, was charged to expense when the benefits were paid.

Effective January 1, 1993, the Company adopted FASB Statement
No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this new standard, the Company recognizes the cost of postretirement benefits over the active service period of its employees. The Company elected to recognize the transition obligation, which represents the previously unrecognized prior service cost, on a prospective basis over a twenty-year period. In 1993, the new standard resulted in additional annual net periodic postretirement benefit cost of $1,200,000 before taxes and $792,000 after taxes, or $0.04 per share. Prior-year financial statements have not been restated to apply the new standard.

Net postretirement benefit cost for the year ended December 31, 1993 included the following components (in thousands):

    Service cost                             $   351
    Interest cost                                713
    Net amortization and deferral                424
                                             -------
    Net postretirement benefit cost          $ 1,488
                                             =======

The cost information does not include the effects of Plan amendments made at the end of 1993, which are expected to reduce future costs. Cash payments for these benefits were $288,000 for 1993. The Company continues to fund postretirement medical benefits on a pay-as-you-go basis.

The status of the plan and amounts recognized in the Company's consolidated balance sheet as of December 31, 1993 were as follows (in thousands):

Accumulated postretirement benefit obligation:
   Retirees                                      $(2,234)
   Actives eligible to retire                       (956)
   Other actives                                  (3,028)
                                               ------------
Total                                             (6,218)
Unrecognized loss                                    955
Unrecognized transition obligation                 4,063
                                               ------------
Accrued postretirement benefit liability         $(1,200)
                                               ============
The accumulated postretirement benefit obligation reflects Plan amendments made at the end of 1993 which capped employer contributions for each participant at the 1993 dollar amounts. The discount rate used in the calculation was 7.5%.

Vishay Intertechnology, Inc.

11.  Leases

Total rental expense under operating leases was $7,528,000, $9,577,000, and $4,435,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows: 1994-- $5,694,000; 1995--$4,226,000; 1996--$3,582,000; 1997--$2,947,000; 1998--
$2,602,000; thereafter--$7,492,000

12.  Financial Instruments

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1993 and 1992, the Company had no significant concentrations of credit risk. The amounts reported in the balance sheet for cash and cash equivalents and for short-term and long-term debt approximate fair value.

13.  Segment and Geographic Information

Vishay operates in one line of business--the manufacture of electronic components. Information about the Company's operations in different geographic areas is as follows (in thousands):

                             United States    Europe    Israel     Other    Elimination   Consolidated
                          -------------------------------------------------------------------------------
Year ended
December 31, 1993
- - - -----------------
Net sales to unaffiliated
   customers                   $426,695*    $407,527    $ 3,923   $18,127     $       -     $856,272
Net sales between
   geographic areas              13,245       33,548     67,939         -      (114,732)           -
                          -------------------------------------------------------------------------------
Total net sales                $439,940     $441,075    $71,862   $18,127     $(114,732)    $856,272
                          ===============================================================================

Operating profit                $31,302     $ 11,932    $33,467   $ 3,100                    $79,801
                          ===============================================================================

Identifiable assets            $375,456     $470,434    $85,634   $16,582                   $948,106
                          ===============================================================================

Vishay Intertechnology, Inc.

13.  Segment and Geographic Information (continued)

                             United States    Europe    Israel     Other    Elimination   Consolidated
                          -------------------------------------------------------------------------------
Year ended
December 31, 1992
- - - -----------------
Net sales to unaffiliated
   customers                   $395,249*    $251,195    $ 3,762   $14,020     $       -     $664,226
Net sales between
   geographic areas              14,070       15,232     50,341         -       (79,643)           -
                          -------------------------------------------------------------------------------
Total net sales                $409,319     $266,427    $54,103   $14,020      $(79,643)    $664,226
                          ===============================================================================

Operating profit                $31,964      $11,765    $19,724      $429                    $63,882
                          ===============================================================================

Identifiable assets            $346,938     $252,829    $47,658   $14,218                   $661,643
                          ===============================================================================


Year ended
December 31, 1991
- - - -----------------
Net sales to unaffiliated
   customers                   $241,792*    $192,317    $ 3,070   $ 5,104     $       -     $442,283
Net sales between
   geographic  areas            15,163         6,900     42,780         -       (64,843)           -
                          -------------------------------------------------------------------------------
Total net sales               $256,955      $199,217    $45,850   $ 5,104      $(64,843)    $442,283
                          ===============================================================================

Operating profit               $26,107       $10,091    $11,575      $309                    $48,082
                          ===============================================================================

Identifiable assets           $208,104      $188,966    $44,672    $7,029                   $448,771
                          ===============================================================================

* Includes export sales of $78,793, $63,606, and $34,282 for the years ended December 31, 1993, 1992, and 1991, respectively.

Sales between geographic areas are priced to result in operating profit which approximates that earned on sales to unaffiliated customers. Operating profit is total revenue less operating expenses. In computing operating profit, general corporate expenses, interest expense, and income taxes were not deducted.

                 Vishay Intertechnology, Inc.

14. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1993 and 1992 is as follows:

                                                        (In thousands, except per share amounts)
                         First Quarter        Second Quarter        Third Quarter        Fourth Quarter         Total Year
                      ------------------    -----------------    -------------------   ------------------    ------------------
                        1993      1992        1993      1992        1993     1992        1993     1992        1993      1992
                        ----      ----        ----      ----        ----     ----        ----     ----        ----      ----
Net sales             $227,500  $173,270    $224,653  $168,494    $200,201  $164,879   $203,918  $157,583    $856,272  $664,226

Gross profit            49,934    41,389      50,200    40,228      43,410    37,096     49,489    37,495     193,033   156,208

Earnings before
   cumulative
   effect of
   accounting
   change for
   income taxes         11,038     7,095      12,082     8,515      10,696     7,408      8,832     7,395      42,648    30,413

Net earnings            12,465(1)  7,095      12,082     8,515      10.696     7,408      8,832     7,395      44,075    30,413

Earnings per
   share (2):
       Before
          cumulative
          effect of
          accounting
          change          $.52      $.41        $.57      $.49        $.50      $.43       $.42      $.38       $2.01     $1.71

       Net earnings       $.59(1)   $.41        $.57      $.49        $.50      $.43       $.42      $.38       $2.08     $1.71

    (1) Included in net earnngs for the first quarter of 1993 is a one-time tax benefit of $1,427 or $.07 per share resulting from the adoption of FASB Statement No. 109, "Accounting for Income Taxes".

    (2)  Adjusted to  give  retroactive  effect  to  5%   stock  dividends  in
         June   1993   and   June   1992.   Fourth   quarter  1992   earnings
         reflect the difference between the Company's actual effective income tax rate of 19.8% and the estimated effective rate of 23.1% used through the third quarter.

                        Vishay Intertechnology, Inc.

                Schedule V -- Property, Plant, and Equipment
                             (In thousands)


              COL. A                      COL. B     COL. C       COL. D          COL. E        COL. F
     ---------------------------------------------------------------------------------------------------
                                                                              Other Changes--
                                        Balance at  Additions                       Add        Balance
                                        Beginning      at                        (Deduct)--   at End of
           DESCRIPTION                  of Period     Cost       Retirements      Describe     Period
     ---------------------------------------------------------------------------------------------------
     Year ended December 31, 1993:
          Land                           $12,917     $22,764       $   413       ($1,477)     $ 33,791
          Buildings and improvements      87,623      48,710         1,626         1,725       136,432
          Machinery and equipment        288,527     118,150         9,575         1,783       398,885
                                     -------------------------------------------------------------------
                                        $389,067    $189,624(3)    $11,614        $2,031 (1)  $569,108
                                     ===================================================================


     Year ended December 31, 1992:
          Land                          $ 11,630    $  3,000       $ 1,175         ($538)(4)  $ 12,917
          Buildings and improvements      69,563      24,205         4,741        (1,404)(4)    87,623
          Machinery and equipment        186,512     116,937         6,530        (8,392)(4)   288,527
                                     -------------------------------------------------------------------
                                        $267,705    $144,142(2)    $12,446(2)   ($10,334)     $389,067
                                     ===================================================================


     Year ended December 31, 1991:
          Land                          $ 11,696    $      2       $     0          ($68)(4)   $11,630
          Buildings and improvements      65,344       5,173           403          (551)(4)    69,563
          Machinery and equipment        164,414      25,845         3,573          (174)(4)   186,512
                                     -------------------------------------------------------------------
                                        $241,454    $ 31,020       $ 3,976         ($793)     $267,705
                                     ===================================================================

(1) $18,406 recorded for the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires assets acquired in prior business combinations to be reported at their pretax amounts. Offset principally by foreign currency translation adjustments.

(2) $93,022 of the additions and $5,798 of the retirements relate to the Sprague acquisition.

(3) $109,961 of the additions relate to the Roederstein acquisition.

(4) Principally foreign currency translation adjustments.

                                   Vishay Intertechnology, Inc.

                 Schedule VI -- Accumulated Depreciation, Depletion, and
                     Amortization of Property, Plant, and Equipment
                                     (In thousands)

              COL. A                      COL. B     COL. C       COL. D     COL. E        COL. F
     ---------------------------------------------------------------------------------------------------
                                                     Additions          Other Changes--
                                        Balance at  Charged to               Add          Balance
                                        Beginning    Cost and             (Deduct)--     at End of
           DESCRIPTION                  of Period   Expenses  Retirements   Describe       Period
     ---------------------------------------------------------------------------------------------------

     Year ended December 31, 1993:
          Buildings and improvements    $17,632     $ 5,537     $   512      ($763)(1)    $ 21,894
          Machinery and equipment        99,816      37,956       9,064     (1,598)(1)     127,110
                                      -------------------------------------------------------------
                                       $117,448     $43,493     $ 9,576    ($2,361)       $149,004
                                      =============================================================


     Year ended December 31, 1992:
          Buildings and improvements    $12,915     $ 6,086     $ 1,108      ($261)(1)    $ 17,632
          Machinery and equipment        82,839      24,909       5,008     (2,924)(1)      99,816
                                      -------------------------------------------------------------
                                        $95,754     $30,995     $ 6,116(2) ($3,185)       $117,448
                                      =============================================================


     Year ended December 31, 1991:
          Buildings and improvements    $10,498     $ 2,772     $   403        $48 (1)    $ 12,915
          Machinery and equipment        64,610      20,934       2,578       (127)(1)      82,839
                                      -------------------------------------------------------------
                                        $75,108     $23,706     $ 2,981       ($79)       $ 95,754
                                      =============================================================

(1) Principally foreign currency translation adjustments.
(2) $1,026 of the retirements relates to the Sprague acquisition.

                           Vishay Intertechnology, Inc.

                       Schedule IX    Short-Term Borrowings
                        (In thousands, except percentages)


                COL. A              COL. B          COL. C              COL. D             COL. E                COL. F
- - - -------------------------------------------------------------------------------------------------------------------------------
                                                                    Maximum Amount     Average Amount       Weighted Average
    CATEGORY OF AGGREGATE      Balance at End  Weighted Average      Outstanding         Outstanding          Interest Rate
    SHORT-TERM BORROWINGS        of Period     Interest Rate     During the Period  During the Period(2)  During the Period(3)
- - - --------------------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1993:
      Notes Payable to Bank (1)   $22,695           6.85%              $35,273             $22,348                8.90%


  Year ended December 31, 1992:
      Notes Payable to Bank (1)   $18,966          10.02%              $25,481             $14,265               10.33%


  Year ended December 31, 1991:
      Notes Payable to Bank (1)   $ 5,447           9.95%              $ 9,128             $ 7,125                9.37%

(1) Notes payable to bank represent borrowings under lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal.

(2) The average amount outstanding during the period was based on quarter ending balances.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                        Vishay Intertechnology, Inc.

         Schedule X -- Supplementary Income Statement Information
                              (In thousands)




               COL. A                                   COL. B
- - - -----------------------------------------------------------------------------
                ITEM                         Charged to Costs and Expenses
- - - -----------------------------------------------------------------------------
                                                Year ended December 31,
                                                1993      1992     1991
                                           ----------------------------------

     Maintenance and repairs                  $23,177   $18,344   $12,131




Amounts for depreciation and amortization of intangible assets, taxes, other than payroll and income taxes, royalties, and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.

                        SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.

     March 30, 1994             /s/Felix Zandman
                              -------------------------------------
          Date Felix Zandman, Chairman of the Board, President, Chief Executive Officer
                                   & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

 /s/Robert A. Freece            /s/Felix Zandman
- - - --------------------------    ------------------------------
Robert A. Freece              Felix Zandman, Chairman
Director, Vice President,     of the Board, Director,
Treasurer and Chief           President and Chief
Financial Officer             Executive Officer
(Principal Financial and      (Principal Executive Officer)
Accounting Officer)

 /s/Luella B. Slaner            /s/Avi D. Eden
- - - --------------------------    ------------------------------
Luella B. Slaner, Director    Avi D. Eden, Director

 /s/Edward B. Shils             /s/Guy Brana
- - - --------------------------    ------------------------------
Edward B. Shils, Director     Guy Brana, Director

 /s/Donald Alfson               /s/Jean-Claude Tine
- - - --------------------------    ------------------------------
Donald Alfson, Director,      Jean-Claude Tine, Director
Vice President, President
of Vishay Electronic
Components, U.S. and Asia,
and President of Dale
Electronics, Inc.

 /s/Gerald Paul                 /s/Mark I. Solomon
- - - --------------------------    ------------------------------
Gerald Paul, Director,        Mark I. Solomon, Director
Vice President, President
of Vishay Electronic
Components, Europe, and
Managing Director of
Draloric Electronic GmbH

March 30, 1994
    Date