Form 10-Q
period 1994-03-31
VISHAY INTERTECHNOLOGY INC
filed 1994-05-11
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q




(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1994

          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                 to

                  Commission File Number 1-7416


                    VISHAY INTERTECHNOLOGY, INC.
     (Exact name of registrant as specified in its charter)

       DELAWARE                                 38-1686453
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)            Number)

   63 Lincoln Highway, Malvern, Pennsylvania                19355
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (610) 644-1300





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  x       No

As of May 10, 1994 registrant had 17,656,340 shares of its Common
Stock and 3,574,973 shares of its Class B Common Stock outstanding.

                     VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                 MARCH 31, 1994

                               CONTENTS





                                                            Page No.
                                                            --------

PART I.        FINANCIAL INFORMATION

               Consolidated Condensed Balance Sheets -         3-4
               March 31, 1994 and December 31, 1993

               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               March 31, 1994 and 1993

               Consolidated Condensed Statements of             6
               Cash Flows - Three Months Ended
               March 31, 1994 and 1993

               Notes to Consolidated Condensed                  7
               Financial Statements

               Management's Discussion and Analysis            8-9
               of Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION                                10

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

                                      March 31        December 31
ASSETS                                  1994             1993
                                   --------------   --------------
 CURRENT ASSETS
  Cash and cash equivalents           $19,155,000      $10,931,000
  Accounts receivable                 151,297,000      125,284,000
  Inventories:
    Finished goods                     80,706,000       85,783,000
    Raw materials and
      work in process                 145,762,000      138,872,000
  Prepaid expenses and
   other current assets                38,241,000       33,365,000
                                   --------------   --------------
     TOTAL CURRENT ASSETS             435,161,000      394,235,000


PROPERTY AND EQUIPMENT - AT COST
  Land                                 34,819,000       33,791,000
  Buildings and improvements          140,677,000      136,432,000
  Machinery and equipment             418,230,000      398,885,000
  Allowance for depreciation         (160,158,000)    (149,004,000)
                                   --------------   --------------
                                      433,568,000      420,104,000



GOODWILL                              120,695,000      118,286,000



OTHER ASSETS                           14,266,000       15,481,000
                                   --------------   --------------
                                   $1,003,690,000     $948,106,000
                                   ==============   ==============

LIABILITIES AND                       March 31        December 31
STOCKHOLDERS' EQUITY                    1994             1993
                                   --------------   --------------
 CURRENT LIABILITIES
  Notes payable to banks              $36,506,000      $22,695,000
  Trade accounts payable               49,696,000       48,404,000
  Payroll and related expenses         34,135,000       28,942,000
  Other accrued expenses               52,609,000       54,112,000
  Income taxes                          4,866,000        3,740,000
  Current portion of long-term debt    30,543,000       30,536,000
                                   --------------   --------------
     TOTAL CURRENT LIABILITIES        208,355,000      188,429,000

LONG-TERM DEBT                        285,475,000      266,999,000

DEFERRED INCOME TAXES                  25,053,000       26,080,000

OTHER LIABILITIES                      21,384,000       24,081,000

ACCRUED RETIREMENT COSTS               70,285,000       66,014,000


STOCKHOLDERS' EQUITY
  Common stock                          1,764,000        1,763,000
  Class B common stock                    359,000          359,000
  Capital in excess of par value      289,050,000      288,980,000
  Retained earnings                   118,507,000      105,849,000
  Foreign currency
   translation adjustment              (9,173,000)     (13,109,000)
  Unearned compensation                   (90,000)         (60,000)
  Pension adjustment                   (7,279,000)      (7,279,000)
                                   --------------   --------------
                                      393,138,000      376,503,000
                                   --------------   --------------
                                   $1,003,690,000     $948,106,000
                                   ==============   ==============

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)


                                         Three Months Ended
                                              March 31
                                        1994              1993
                                    ------------      ------------
Net sales                           $226,015,000      $227,500,000
Costs of products sold               175,215,000       177,566,000
                                    ------------      ------------
          GROSS PROFIT                50,800,000        49,934,000

Selling, general,
 and administrative expenses          30,176,000        30,608,000
Restructuring expense                          -         1,510,000
Unusual item                                   -        (2,000,000)
                                    ------------      ------------
      OPERATING INCOME                20,624,000        19,816,000

Other income (expense):
 Interest expense                     (5,040,000)       (5,885,000)
 Other                                   468,000           (22,000)
 Amortization of goodwill               (801,000)         (610,000)
                                    ------------      ------------
                                      (5,373,000)       (6,517,000)
                                    ------------      ------------
EARNINGS BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                    15,251,000        13,299,000

Income taxes                           2,593,000         2,261,000
                                    ------------      ------------
EARNINGS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE          12,658,000        11,038,000

Cumulative effect of accounting
 change for income taxes                       -         1,427,000
                                    ------------      ------------
          NET EARNINGS               $12,658,000       $12,465,000
                                    ============      ============
Earnings per share:
Before cumulative effect
 of accounting change                     $0.60              $0.52

Accounting change for income taxes            -              $0.07
                                    -----------        -----------
Net earnings                              $0.60              $0.59
                                    ===========        ===========

Weighted average
 shares outstanding                  21,230,000         21,226,000

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)


                                         Three Months Ended
                                               March 31
                                       1994              1993
OPERATING ACTIVITIES               ------------      ------------

 Net earnings                       $12,658,000       $12,465,000
 Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization      12,997,000        12,129,000
  Other, including cumulative
   effect of accounting change       (3,139,000)       (1,052,000)
 Changes in operating assets
  and liabilities                   (21,941,000)      (16,131,000)
NET CASH PROVIDED BY               ------------      ------------
 OPERATING ACTIVITIES                   575,000         7,411,000

INVESTING ACTIVITIES
 Purchases of property and
  equipment-net                     (18,534,000)      (16,909,000)
 Purchase of businesses,
  net of cash acquired                        -        (1,646,000)
NET CASH USED IN                   ------------      ------------
 INVESTING ACTIVITIES               (18,534,000)      (18,555,000)

FINANCING ACTIVITIES
 Proceeds from
  long-term borrowings               51,521,000       148,426,000
 Payments on
  long-term borrowings              (37,348,000)     (132,405,000)
 Net increase in
  short-term borrowings              12,054,000        13,053,000
NET CASH PROVIDED BY               ------------      ------------
 FINANCING ACTIVITIES                26,227,000        29,074,000
Effect of exchange rate
 changes on cash                        (44,000)           50,000
INCREASE IN CASH AND               ------------      ------------
 CASH EQUIVALENTS                     8,224,000        17,980,000

Cash and cash equivalents
 at beginning of period              10,931,000        15,977,000
CASH AND CASH EQUIVALENTS          ------------      ------------
 AT END OF PERIOD                   $19,155,000       $33,957,000
                                   ============      ============

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 1994

Note 1:   Basis of Presentation
- -------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1993.

Note 2:   Earnings Per Share
- ----------------------------

Earnings per share amounts for all periods presented reflect a 5% stock dividend paid on June 11, 1993.


Note 3:   Restructuring Charge and Unusual Item
- -----------------------------------------------

The operating results for the quarter ended March 31, 1993 include restructuring expense of $1,510,000 relating to the downsizing of the Company's French operations and income from unusual item of $2,000,000 for a business interruption insurance recovery.

Note 4:   Income Taxes
- ----------------------

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.07 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales for the quarter ended March 31, 1994 decreased by $1,485,000 or .7% from the comparable period of the prior year. The strengthening of the U.S. dollar against foreign currencies in comparison to the prior year first quarter resulted in a decrease of $5,400,000 in reported sales for the quarter ended March 31, 1994. Management believes that the U.S. and European economies are showing signs of recovery. Net bookings for the quarter ended March 31, 1994 increased by 5% over the comparable period of the prior year.

Costs of products sold for the quarter ended March 31, 1994 were 77.5% of net sales as compared to 78.1% for the comparable period of the prior year. Costs of products sold have been reduced by government grants of $1,821,000 and $296,000 for the quarters ended March 31, 1994 and 1993, respectively. Exclusive of government grants, costs of products sold were comparable at 78.3% and 78.2% of sales for the quarters ended March 31, 1994 and 1993, respectively.

Selling, general, and administrative expenses for the quarter ended March 31, 1994 were 13.4% of net sales compared to 13.5% for the comparable period of the prior year. While we believe these percentages to be acceptable, we are continuing to explore additional cost saving opportunities.

A restructuring charge of $1,510,000 incurred during the quarter ended March 31, 1993 related to the Company's decision to downsize its French operations as a result of that country's business climate. The Company recognized as income during the quarter ended March 31, 1993 an insurance recovery of $2,000,000 for lost profits from a business interruption insurance claim. Such recoveries ultimately amounted to $7,221,000 for the entire 1993 calendar year.

Interest costs decreased by $845,000 for the quarter ended March 31, 1994 as a result of a lower average borrowing rate resulting from a change in the Company's mix of borrowings throughout the U.S. and Europe as compared to the prior year's first quarter.

Other income for the quarter ended March 31, 1994 increased by $490,000 over the comparable period of the prior year. The increase was largely due to foreign currency gains, which were $317,000 for the quarter ended March 31, 1994 as compared to foreign currency losses of $660,000 for the prior year quarter.

The effective tax rate for the quarters ended March 31, 1994 and 1993 was 17.0%. The effective tax rate for calendar year 1993, exclusive of the effect of nontaxable insurance proceeds, was 18.6%. The estimated 1994 rate anticipates the effect of doing increased business in lower tax rate jurisdictions (especially Israel).

Included in net earnings for the first quarter of 1993 is a one-time tax benefit $1,427,000 resulting from the adoption of FASB
Statement No. 109, "Accounting for Income Taxes".

Financial Condition
- -------------------

Cash flows from operations were $575,000 for the quarter ended March 31, 1994 compared to $7,411,000 for the prior year's quarter. The decrease in net cash provided by operating activities in comparison to the prior year first quarter results primarily from $6,500,000 of cash payments made in the first quarter of 1994 for restructuring. Purchases of property and equipment were $18,534,000 compared to $16,909,000 in the prior year first quarter. The Company is continuing to add equipment to meet increased customer demand for surface mount components. Net cash provided by financing activities of $26,227,000 for the quarter ended March 31, 1994 was used primarily to finance the additions to property and equipment.

The Company's financial condition at March 31, 1994 is strong, with a current ratio of 2.1 to 1. The Company's ratio of long-term debt to stockholders' equity was .7 to 1 at March 31, 1994 and December 31, 1993.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.


Inflation
- ---------

Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

                  VISHAY INTERTECHNOLOGY, INC.
                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
               Not applicable

Item 2.   Changes in Securities
               Not applicable

Item 3.   Defaults Upon Senior Securities
               Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable

Item 5.   Other Information
               Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Not applicable

          (b)  Reports on Form 8-K
               Not applicable

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.



                                 /s/Robert A. Freece
                              ------------------------------------
                              Robert A. Freece
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date:  May 11, 1994
       ------------