Form 10-Q
period 1994-06-30
VISHAY INTERTECHNOLOGY INC
filed 1994-08-12
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
Room 1004
450 Fifth Street, NW
Washington, DC 20549


RE:  Quarterly Report on Form 10-Q


Gentlemen:

We are transmitting for filing the quarterly report of Vishay
Intertechnology, Inc., on Form 10-Q for the quarter ended
June 30, 1994.

                      Sincerely yours,
                      Vishay Intertechnology, Inc.

                         /s/ Richard N. Grubb
                      -----------------------
                      Richard N. Grubb
                      Vice President, Treasurer









                     WASHINGTON, D.C. 20549

                            FORM 10-Q




(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1994

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

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

As of August 12, 1994 registrant had 21,289,168 shares of its Common Stock and 3,753,711 shares of its Class B Common Stock outstanding.

                     VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                               JUNE 30, 1994

                               CONTENTS




                                                            Page No.
                                                            --------

PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               June 30, 1994 and December 31, 1993


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               June 30, 1994 and 1993


               Consolidated Condensed Statements of             6
               Operations - Six Months Ended June 30,
               1994 and 1993


               Consolidated Condensed Statements of             7
               Cash Flows - Six Months Ended
               June 30, 1994 and 1993


               Notes to Consolidated Condensed                 8-9
               Financial Statements


      Item 2.  Management's Discussion and Analysis           10-12
               of Financial Condition and Results of
               Operations




PART II.       OTHER INFORMATION                              13-14

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheet
(Unaudited)

                                                   June 30       December 31
                                                    1994             1993
ASSETS                                         -------------     ------------

   CURRENT ASSETS
    Cash and cash equivalents                    $18,160,000       $10,931,000
    Accounts receivable                          159,319,000       125,284,000
    Inventories:
      Finished goods                              92,012,000        85,783,000
      Work in process                             76,150,000        65,592,000
      Raw materials                               79,860,000        73,280,000
      Prepaid expenses and other
         current assets                           38,964,000        33,365,000
                                                -------------     ------------
               TOTAL CURRENT ASSETS              464,465,000       394,235,000


   PROPERTY AND EQUIPMENT - AT COST
   Land                                           36,285,000        33,791,000
   Buildings and improvements                    146,058,000       136,432,000
   Machinery and equipment                       443,512,000       398,885,000
   Allowance for depreciation                   (174,954,000)     (149,004,000)
                                                ------------      ------------
                                                 450,901,000       420,104,000

   GOODWILL                                      122,684,000       118,286,000


   OTHER ASSETS                                   13,570,000        15,481,000
                                                ------------      ------------
                                              $1,051,620,000      $948,106,000
                                                ============      ============


                                                   June 30        December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                 1994             1993
                                                 -------------     -----------
    CURRENT LIABILITIES
      Notes payable to banks                       $34,039,000     $22,695,000
      Trade accounts payable                        48,745,000      48,404,000
      Payroll and related expenses                  38,142,000      28,942,000
      Other accrued expenses                        48,385,000      54,112,000
      Income taxes                                   6,528,000       3,740,000
      Current portion of long-term debt             30,995,000      30,536,000
                                                 -------------     -----------
           TOTAL CURRENT LIABILITIES               206,834,000     188,429,000

    LONG-TERM DEBT                                 306,607,000     266,999,000

    DEFERRED INCOME TAXES                           25,635,000      26,080,000

    OTHER LIABILITIES                               24,474,000      24,081,000

    ACCRUED RETIREMENT COSTS                        74,394,000      66,014,000


    STOCKHOLDERS' EQUITY
      Common stock                                   1,852,000       1,763,000
      Class B common stock                             377,000         359,000
      Capital in excess of par value               330,212,000     288,980,000
      Retained earnings                             91,464,000     105,849,000
      Foreign currency translation adjustment       (2,888,000)    (13,109,000)
      Unearned compensation                            (62,000)        (60,000)
      Pension adjustment                            (7,279,000)     (7,279,000)
                                                --------------    ------------
                                                   413,676,000     376,503,000
                                                --------------    ------------
                                                $1,051,620,000    $948,106,000
                                                ==============    ============



    See notes to consolidated condensed financial statements.




    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited)


                                                      Three Months Ended
                                                         June 30
                                                   1994                1993
                                              ------------        ------------
    Net sales                                 $226,683,000        $224,653,000
    Costs of products sold                     171,231,000         174,453,000
                                              ------------        ------------
                        GROSS PROFIT            55,452,000          50,200,000

    Selling, general, and
           administrative expenses              31,451,000          30,442,000
    Restructuring expense                                -             482,000
    Unusual item                                         -          (1,000,000)
    Amortization of goodwill                       849,000             650,000
                                              ------------        ------------
                    OPERATING INCOME            23,152,000          19,626,000

    Other income (expense):
     Interest expense                           (5,396,000)         (4,979,000)
     Other                                        (435,000)           (439,000)
                                              ------------        ------------
                                                (5,831,000)         (5,418,000)
                                              ------------        ------------
         EARNINGS BEFORE INCOME TAXES           17,321,000          14,208,000

    Income taxes                                 3,095,000           2,126,000
                                              ------------        ------------
                        NET EARNINGS           $14,226,000         $12,082,000
                                              ============        ============

    Net earnings per share                           $0.64               $0.54


    Weighted average shares outstanding         22,293,000          22,288,000

    See notes to consolidated condensed financial statements.




    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited)


                                                      Six Months Ended
                                                          June 30
                                                  1994                1993
                                              ------------        ------------
    Net sales                                 $452,698,000        $452,153,000
    Costs of products sold                     346,446,000         352,019,000
                                              ------------        ------------
                        GROSS PROFIT           106,252,000         100,134,000

    Selling, general, and
           administrative expenses              61,627,000          61,050,000
    Restructuring expense                                -           1,992,000
    Unusual item                                         -          (3,000,000)
    Amortization of goodwill                     1,650,000           1,260,000
                                               ------------        ------------
                    OPERATING INCOME            42,975,000          38,832,000

    Other income (expense):
      Interest expense                         (10,436,000)        (10,864,000)
      Other                                         33,000            (461,000)
                                              ------------        ------------
                                               (10,403,000)        (11,325,000)
    EARNINGS BEFORE INCOME TAXES AND          ------------        ------------
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE    32,572,000          27,507,000

    Income taxes                                 5,688,000           4,387,000
                                              ------------         -----------
    EARNINGS BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE               26,884,000          23,120,000

    Cumulative effect of accounting change
      for income taxes                                   -           1,427,000
                                               -----------         -----------
                      NET EARNINGS             $26,884,000         $24,547,000
                                               ===========         ===========
    Earnings per share:
    Before cumulative effect of
     accounting change                               $1.21               $1.03

    Accounting change for income taxes                   -               $0.07
                                                ----------          ----------
    Net earnings                                     $1.21               $1.10
                                                ==========          ==========


    Weighted average shares outstanding         22,292,000          22,287,000

    See notes to consolidated condensed financial statements.



    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Cash Flows
    (Unaudited)

                                                       Six Months Ended
                                                          June 30
                                                  1994                1993
                                               -----------         -----------
    OPERATING ACTIVITIES
      Net earnings                             $26,884,000         $24,547,000
      Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
         Depreciation and amortization          26,034,000          23,763,000
          Other, including cumulative
           effect of accounting change           3,140,000           1,812,000
          Changes in operating assets and
          liabilities                          (45,780,000)        (30,977,000)
                                                ----------          ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     10,278,000          19,145,000

    INVESTING ACTIVITIES
      Purchases of property and
       equipment-net                           (42,941,000)        (29,968,000)
      Purchase of businesses, net of
        cash acquired                                    -          (1,681,000)
                                                ----------          ----------
  NET CASH USED IN INVESTING ACTIVITIES        (42,941,000)        (31,649,000)

    FINANCING ACTIVITIES
      Proceeds from long-term borrowings       118,562,000         179,280,000
      Payments on long-term borrowings         (88,976,000)       (169,014,000)
      Net increase in short-term borrowings     10,029,000           2,250,000
                                                ----------          ----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                  39,615,000          12,516,000
    Effect of exchange rate changes on cash        277,000            (347,000)
                                                ----------          ----------
  INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                       7,229,000            (335,000)

    Cash and cash equivalents at beginning
     of period                                  10,931,000          15,977,000

    CASH AND CASH EQUIVALENTS AT END            ----------          ----------
     OF PERIOD                                 $18,160,000         $15,642,000
                                                ==========          ==========

    See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 1994

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cashflows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1993.

Note 2:   Earnings Per Share

Earnings per share amounts for all periods presented reflect a 5% stock dividend paid on June 13, 1994.

Note 3:  Restructuring Charge and Unusual Item

The operating results for the quarter and six months ended June 30,1993 include restructuring expenses of $482,000 and $1,992,000, respectively, relating to the downsizing of the Company's French operations and income from unusual items of $1,000,000 and $3,000,000, respectively, for a business interruption insurance recovery.

Note 4:  Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.07 per share.

Note 5:  Subsequent Event

On July 18, 1994, the Company purchased all of the capital stock of Vitramon, Inc. and Vitramon Limited U.K. (collectively, "Vitramon") from Thomas & Betts Corporation for $184,000,000 in cash. Vitramon is a leading producer of multi-layer ceramic chip capacitors with manufacturing facilities primarily in the United States, France, Germany and the United Kingdom. For the year ended January 1, 1994 Vitramon reported net sales of approximately $118.4 million and net income of approximately $4.7 million.

To finance the acquisition of Vitramon, the Company borrowed an aggregate of $200 million from a syndicate of banks, of which $100 million (the "Bridge Facility") is due on July 18, 1996 and $100 million (non-amortizing term loan) is due on July 18, 2001. The Company also amended the terms of its existing bank agreements, which resulted in the loans becoming unsecured, a reduction in the number of financial and restrictive covenants and a decrease in interest rates, and which will result in the release of all collateral held by the Banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".

Note 6:  Public Stock Offering

On August 12, 1994, the Company announced the completion of its common stock offering of 2,750,000 shares and received net proceeds of $108,748,750. The proceeds will be used to prepay the Bridge Facility and reduce revolving credit borrowings. Bear Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Merrill Lynch & Co. and Salomon Brothers Inc were managing underwriters of the offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and six months ended June 30, 1994 increased $2,030,000 and $545,000, respectively, from the comparable periods of the prior year. Net sales increased slightly even though the strengthening of the U.S. dollar against foreign currencies in comparison to the prior year has resulted in decreases of $3,055,000 and $8,455,000, respectively, in reported sales for the quarter and six months ended
June 30, 1994. Management believes that the U.S. and European economies are continuing to show signs of recovery. Net bookings for the quarter and six months ended June 30, 1994 increased by 10.5% and 7.9%, respectively, over the comparable periods of the prior year.

Costs of products sold for the quarter and six months ended June 30, 1994 were 75.5% and 76.5% of net sales, respectively, as compared to 77.7% and 77.9%, respectively, for the comparable periods of the prior year. Costs of products sold have been reduced by Israeli government grants of $2,336,000 and $4,157,000 for the quarter and six months ended June 30, 1994, respectively, as compared to $747,000 and $1,043,000, respectively, for the comparable periods of the prior year. This period to period increase in grants is primarily a result of an increase in the Company's work force in Israel. The majority of the incentive programs participated in by the Company resulted from, and will likely continue to depend on, increasing the number of the Company's employees in Israel. Exclusive of government grants, costs of products sold were 76.6% and 77.4% of sales for the quarter and six months ended June 30, 1994, respectively, compared to 78.0% and 78.1% for the comparable periods of the prior year. The continued improvement in costs of products sold is a result of lower labor costs in Israel.

Selling, general, and administrative expenses for the quarter and six months ended June 30, 1994 were 13.9% and 13.6% of net sales, respectively, compared to 13.5% for the comparable periods of the prior year. While we believe these percentages to be acceptable, we are continuing to explore additional cost saving opportunities.

Restructuring charges of $482,000 and $1,992,000 incurred during the quarter and six months ended June 30, 1993 related to the Company's decision to downsize its French operations as a result of that country's business climate. The Company recognized as income during the quarter and six months ended June 30, 1993 $1,000,000 and $3,000,000, respectively, for an insurance recovery for lost profits from a business interruption insurance claim. Such recoveries ultimately amounted to $7,221,000 for the entire 1993 calendar year.

Interest costs increased by $417,000 for the quarter ended June 30,1994 due to additional bank borrowings. Interest costs decreased by $428,000 for the six months ended June 30, 1994 as a result of a lower average borrowing rate resulting from a change in the Company's mix of borrowings throughout the U.S. and Europe as compared to the prior year's period.

The effective tax rates for the quarter and six months ended June 30, 1994 were 17.9% and 17.5%, respectively, compared to 15.0% and 15.9% for the comparable periods of the prior year. The effective tax rate for calendar year 1993, exclusive of the effect of nontaxable insurance proceeds, was 18.6%. The estimated 1994 rate anticipates the effect of doing increased business in lower tax rate jurisdictions (especially Israel).

The effect of the low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $3,421,000 and $2,210,000 for the quarters ended June 30, 1994 and 1993, respectively, and $5,942,000 and $3,897,000 for the six months ended June 30, 1994 and 1993, respectively. This period to period increase in net earnings is primarily a result of increased earnings for the Israel operations. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Included in net earnings for the six months ended 1993 is a one-time tax benefit of $1,427,000 resulting from the adoption of FASB Statement No. 109, "Accounting for Income Taxes".

Financial Condition

Cash flows from operations were $10,278,000 for the six months ended June 30, 1994 compared to $19,145,000 for the prior year's period. The decrease in net cash provided by operating activities in comparison to the prior year's period resulted primarily from $7,645,000 of cash payments made in the first six months of 1994 for accruals the Company established in connection with the Sprague and Roederstein acquisitions. Purchases of property and equipment for the six months ended June 30, 1994 were $42,941,000 compared to $29,968,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $39,615,000 for the six months ended June 30, 1994 was used primarily to finance the additions to property and equipment.

On July 18, 1994, the Company and certain of its subsidiaries entered into agreements (the "Bank Agreements") with a group of banks, including Comerica Bank, as agent for the banks ("Banks"). The Bank Agreements amended and restated the Company's previously-existing revolving credit and term loan agreements and added two new facilities that were used to finance the acquisition of Vitramon.

After giving effect to the Bank Agreements, the Company's domestic credit facilities consist of a $200,000,000 revolving credit facility that matures on December 31, 1997, subject to the Company's right to request year-to-year renewals thereafter, a $102,500,000 term loan that matures on December 31, 2000, a $100,000,000 Bridge Facility, due on July 18,
1996 and a $100,000,000 non-amortizing term loan due July 18, 2001. Borrowings under these facilities bear interest at variable rates based on the prime rate or, at the Company's option, LIBOR.

The Banks also provided Deutsche Mark ("DM") denominated revolving credit and term loan facilities for certain of the Company's German subsidiaries, which permit borrowings, in the aggregate, of DM153,821,990, including a DM 40,000,000 revolving credit facility that matures on December 31, 1997, subject to the borrower's right to request year-to-year renewals thereafter, a DM 9,506,000 term loan that matures on December 31, 1994 and a DM 104,315,990 term loan that matures on December 31, 1997. Borrowings bear interest at variable rates based on LIBOR.

As a result of the amendments contained in the Bank Agreements, all of the Company's bank facilities are unsecured and all collateral currently held by the Banks will be released. However, the facilities are cross-guaranteed by the Company and certain of its subsidiaries. The Bank Agreements also resulted in a decrease in interest rates from those previously in effect as well as a reduction in the number of financial and restrictive covenants. Financial covenants are currently limited to requirements regarding leverage and fixed charge coverage ratios and minimum tangible net worth. Other restrictive covenants include limitations on the payment of cash dividends, guarantees and liens.

The Company's financial condition at June 30, 1994 is strong, with a current ratio of 2.2 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .7 to 1 at June 30,1994 and December 31, 1993. On a pro forma basis, after giving effect to the acquisition of Vitramon and related financing as discussed in Note5 and the public stock offering as discussed in Note 6, the ratio of long-term debt (less current portion) to stockholders' equity at June 30, 1994 would be .7 to 1.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.


Inflation

Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.
                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
               None

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders

               (a) The Company held its Annual Meeting ofStockholders on May 19, 1994.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 18, 1994, and all such nominees were elected.

               (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.


                    (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders:

                    Total Class A Common Stock voted was
                    13,137,700.

                                                                    Broker
                                         For     Against   Abstain Non-Votes

                 Felix Zandman       13,111,574   26,126      0        0
                 Donald G. Alfson    13,111,624   26,076      0        0
                 Guy Brana           13,064,662   73,038      0        0
                 Robert A. Freece    13,111,474   26,226      0        0
                 Richard N. Grubb    13,110,417   27,283      0        0
                 Gerald Paul         13,111,624   26,076      0        0
                 Edward Shils        13,108,441   29,259      0        0
                 Luella B. Slaner    13,107,284   30,416      0        0
                 Mark I. Solomon     13,099,200   38,500      0        0
                 Jean-Claude Tine    13,094,360   43,340      0        0

                    Total Class B Common Stock voted was 3,477,617 in favor, 0 against, 0 abstained, and 0 broker non-votes.

                    (ii) Ratification of the appointment of Ernst & Young, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1994. Total Class A Common Stock voted was 13,090,873 in favor, 18,944 against, 27,368 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 3,477,617 in favor, 0 against, 0 abstained, and 0 broker non-votes.

                    (iii) Approval of proposal to adopt the performance-based compensation plan for the Chief Executive Officer. Total Class A Common Stock voted was 12,347,297 in favor, 660,999 against, 129,404 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 3,477,107 in favor, 0 against, 105 abstained and 0 broker non-votes.

                    (iv) Approval of proposal to amend the Dale
                    Electronics, Inc. Employee Stock Plan. Total Class A Common Stock voted was 12,588,315 in favor, 406,759 against, 142,626 abstained, and 0 broker non-votes.
                    Total Class B Common Stock voted was 3,477,107 in favor, 0 against, 105 abstained and 0 broker non-votes.

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               None

          (b)  Reports on Form 8-K
               None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalfby the undersigned thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                              -----------------------------
                              Richard N. Grubb
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date:  August 12, 1994