Form 10-Q
period 1994-09-30
VISHAY INTERTECHNOLOGY INC
filed 1994-11-08
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
Room 1004
450 Fifth Street, NW
Washington, DC 20549


RE:  Quarterly Report on Form 10-Q

Gentlemen:

We are transmitting for filing the quarterly report of Vishay
Intertechnology, Inc., on Form 10-Q for the quarter ended September
30, 1994.

               Sincerely yours,
               Vishay Intertechnology, Inc.

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

For the quarterly period ended          September 30, 1994

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

As of November 8, 1994 registrant had 21,387,181 shares of its Common Stock and 3,874,724 shares of its Class B Common Stock outstanding.

                     VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                               SEPTEMBER 30, 1994

                               CONTENTS




                                                            Page No.


PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               September 30, 1994 and December 31, 1993


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               September 30, 1994 and 1993


               Consolidated Condensed Statements of             6
               Operations - Nine Months Ended September
               30, 1994 and 1993


               Consolidated Condensed Statements of             7
               Cash Flows - Nine Months Ended
               September 30, 1994 and 1993


               Notes to Consolidated Condensed                 8-9
               Financial Statements


      Item 2.  Management's Discussion and Analysis           10-13
               of Financial Condition and Results of
               Operations




PART II.       OTHER INFORMATION                               14

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                           September 30   December 31
    ASSETS                                     1994           1993
                                           -----------    -----------
    CURRENT ASSETS
      Cash and cash equivalents               $31,250        $10,931
      Accounts receivable                     165,368        125,284
      Inventories:
        Finished goods                         94,361         85,783
        Work in process                        92,012         65,592
        Raw materials                          98,793         73,280
      Prepaid expenses and
       other current assets                    48,494         33,365
                                           -----------    -----------
                TOTAL CURRENT ASSETS          530,278        394,235



    PROPERTY AND EQUIPMENT - AT COST
      Land                                     40,287         33,791
      Buildings and improvements              168,526        136,432
      Machinery and equipment                 508,791        398,885
      Allowance for depreciation             (189,625)      (149,004)
                                           -----------    -----------
                                              527,979        420,104



    GOODWILL                                  225,859        118,286

    OTHER ASSETS                               23,836         15,481
                                           -----------    -----------
                                           $1,307,952       $948,106
                                           ===========    ===========





                                           September 30   December 31
    LIABILITIES AND STOCKHOLDERS' EQUITY       1994           1993
                                           -----------    -----------

    CURRENT LIABILITIES
      Notes payable to banks                  $34,961        $22,695
      Trade accounts payable                   55,092         48,404
      Payroll and related expenses             44,244         28,942
      Other accrued expenses                   56,460         54,112
      Income taxes                             11,236          3,740
      Current portion of long-term debt        27,947         30,536
                                           -----------    -----------
           TOTAL CURRENT LIABILITIES          229,940        188,429

    LONG-TERM DEBT                            395,692        266,999
    DEFERRED INCOME TAXES                      27,301         26,080
    OTHER LIABILITIES                          29,688         24,081
    ACCRUED RETIREMENT COSTS                   77,008         66,014



    STOCKHOLDERS' EQUITY
      Common stock                              2,132          1,763
      Class B common stock                        377            359
      Capital in excess of par value          440,233        288,980
      Retained earnings                       106,025        105,849
      Foreign currency translation
       adjustment                               6,876        (13,109)
      Unearned compensation                       (41)           (60)
      Pension adjustment                       (7,279)        (7,279)
                                           -----------    -----------
                                              548,323        376,503
                                           -----------    -----------
                                           $1,307,952       $948,106
                                           ===========    ===========

    See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)



                                                Three Months Ended
                                                   September 30
                                               1994           1993
                                           -----------    -----------

    Net sales                                 $260,963       $200,201
    Costs of products sold                     196,036        156,791
                                           -----------    -----------
                        GROSS PROFIT            64,927         43,410

    Selling, general, and
      administrative expenses                   37,185         28,138
    Restructuring expense                            -          1,738
    Unusual item                                     -         (4,221)
    Amortization of goodwill                     1,489            799
                                           -----------    -----------
                    OPERATING INCOME            26,253         16,956

    Other income (expense):
      Interest expense                          (7,556)        (4,753)
      Other                                         43            393
                                           -----------    -----------
                                                (7,513)        (4,360)
                                           -----------    -----------
             EARNINGS BEFORE INCOME TAXES       18,740         12,596

    Income taxes                                 4,179          1,900
                                           -----------    -----------
                        NET EARNINGS           $14,561        $10,696
                                           ===========    ===========

    Net earnings per share                       $0.61          $0.48
                                           ===========    ===========

    Weighted average shares outstanding         23,808         22,289

    See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)



                                                Nine Months Ended
                                                   September 30
                                               1994           1993
                                           -----------    -----------

    Net sales                                 $713,661       $652,354
    Costs of products sold                     542,482        508,810
                                           -----------    -----------
                        GROSS PROFIT           171,179        143,544

    Selling, general, and
      administrative expenses                   98,812         89,188
    Restructuring expense                            -          3,730
    Unusual item                                     -         (7,221)
    Amortization of goodwill                     3,139          2,059
                                           -----------    -----------
                    OPERATING INCOME            69,228         55,788

    Other income (expense):
      Interest expense                         (17,992)       (15,617)
      Other                                         76            (68)
                                           -----------    -----------
                                               (17,916)       (15,685)
                                           -----------    -----------
    EARNINGS BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE    51,312         40,103

    Income taxes                                 9,867          6,287
                                           -----------    -----------
    EARNINGS BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE               41,445         33,816

    Cumulative effect of accounting change
      for income taxes                               -          1,427
                                           -----------    -----------
                        NET EARNINGS           $41,445        $35,243
                                           ===========    ===========

    Earnings per share:
    Before cumulative effect
     of accounting change                        $1.82          $1.51

    Accounting change for income taxes               _          $0.07
                                           -----------    -----------
    Net earnings                                 $1.82          $1.58
                                           ===========    ===========

    Weighted average shares outstanding         22,803         22,288

    See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                Nine Months Ended
                                                   September 30
                                               1994           1993
                                           -----------    -----------
    OPERATING ACTIVITIES
      Net earnings                            $41,445        $35,243
      Adjustments to reconcile
        net earnings to net cash provided
        by operating activities:
          Depreciation and amortization        40,995         36,333
          Other, including cumulative
           effect of accounting change          1,029         (1,083)
          Changes in operating assets
           and liabilities                    (53,125)       (35,013)
                                           -----------    -----------
        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                  30,344         35,480

    INVESTING ACTIVITIES
      Purchases of property and
        equipment-net                         (64,102)       (47,486)
      Purchase of businesses, net of
        cash acquired                        (179,673)       (12,910)
                                           -----------    -----------
        NET CASH USED IN
         INVESTING ACTIVITIES                (243,775)       (60,396)

    FINANCING ACTIVITIES
      Proceeds from long-term borrowings      343,249        225,881
      Payments on long-term borrowings       (230,615)      (195,745)
      Net increase (decrease) in
       short-term borrowings                   10,809         (4,685)
      Proceeds from sale of common stock      109,817              -
                                           -----------    -----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                233,260         25,451
    Effect of exchange rate
     changes on cash                              490            (89)
                                           -----------    -----------
       INCREASE IN CASH AND CASH EQUIVALENTS   20,319            446

    Cash and cash equivalents at
     beginning of period                       10,931         15,977
                                           -----------    -----------
    CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                            $31,250        $16,423
                                           ===========    ===========

    See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 1994

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

Note 2:   Earnings Per Share

Earnings per share amounts for all periods presented reflect a 5% stock dividend paid on June 13, 1994. Earnings per share for the three month and nine month periods ended September 30, 1994 reflect the weighted effect of the issuance of 2.79 million shares of common stock in August 1994.

Note 3:  Restructuring Charge and Unusual Item

The operating results for the quarter and nine months ended September 30, 1993 include restructuring expenses of $1,738,000 and $3,730,000, respectively, relating to the downsizing of the Company's French operations and income from unusual items of $4,221,000 and $7,221,000, respectively, for business interruption insurance recoveries.

Note 4:  Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.07 per share.

Note 5:  Acquisition

In July 1994, the Company purchased all of the capital stock of Vitramon, Incorporated and Vitramon Limited U.K. (collectively, "Vitramon") from Thomas & Betts Corporation for $184,000,000 in cash. Vitramon is a leading producer of multi-layer ceramic chip capacitors with manufacturing facilities primarily in the United States, France, Germany and the United Kingdom. For fiscal year 1993 Vitramon reported net sales of approximately $118.4 million and net income of approximately $4.7 million.

The results of operations of Vitramon have been included in the Company's results from July 1994. Excess of cost over the fair value of assets acquired ($103,661,000) is being amortized on a straight-line basis over 40 years.

In connection with the acquisition of Vitramon, the Company borrowed an aggregate of $200 million from a syndicate of banks, of which $100 million was a bridge facility that was subsequently paid off with proceeds from an equity offering completed in August 1994 and $100 million is a non-amortizing term loan which is due in July 2001. The existing bank agreements were amended to provide for lower interest rates, the release of all collateral, and less restrictive financial covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition".

Pro forma unaudited results of operations for the nine months ended September 30, 1994 and 1993, assuming consummation of the acquisition and related financing ($100,000,000 stock offering proceeds, $84,000,000 bank loan) as of the beginning of the periods presented, are as follows (in thousands, except per share data):

                              Pro Forma              Pro forma
                           Nine Months Ended     Nine Months Ended
                          September 30, 1994    September 30, 1993

Net sales                     $ 782,344             $ 742,536
Net earnings                  $  47,528             $  43,136
Net earnings per share        $    1.89             $    1.72

Net earnings and net earnings per share for the nine months ended
September 30, 1993 include $1,427,000, or $.07 per share for the adoption of Statement No. 109.

Note 6:  Public Stock Offering

In August 1994, the Company completed an offering of 2,788,000 shares of its common stock and received net proceeds of $109,817,000. The offering was comprised of 2,200,000 shares sold in the U.S. and Canada, 550,000 shares sold outside the U.S. and Canada, and 38,000 shares sold upon the exercise of an over-allotment option. The proceeds were used to prepay the $100 million bridge facility loan relating to the Vitramon acquisition and reduce revolving credit borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and nine months ended September 30, 1994 increased $60,762,000 or 30.3% and $61,307,000 or 9.4%, respectively, from the comparable periods of the prior year. The increases primarily reflect the acquisition of Vitramon in July 1994. Net sales of Vitramon were $34,529,000 for the quarter ended September 30, 1994. Net sales, exclusive of Vitramon, increased by $26,233,000 or 13.1% and $26,778,000 or 4.1% for the quarter and nine months ended September 30, 1994, respectively.

The weakening of the U.S. dollar against foreign currencies in the third quarter of 1994 in comparison to the prior year's quarter has resulted in an increase in reported sales of $6,936,000. However, for the nine months ended September 30, 1994 overall foreign currency fluctuations have had a minimal effect on reported sales.

Management believes its U.S. and European markets are continuing to show signs of growth. Net sales, exclusive of Vitramon and foreign currency fluctuations, in the United States and Europe have increased 9% and 11%, respectively, over the third quarter of the prior year. For the nine months ended September 30, 1994, the increases in the United States and Europe were 7% and 2%, respectively. Net bookings, exclusive of Vitramon, for the quarter and nine months ended September 30, 1994 increased by 11.6% and 9.0%, respectively, over the comparable periods of the prior year. Net bookings of Vitramon, for the quarter ended September 30, 1994 increased by 41% over the prior year's quarter.

Costs of products sold for the quarter and nine months ended September 30, 1994 were 75.1% and 76.0% of net sales, respectively, as compared to 78.3% and 78.0%, respectively, for the comparable periods of the prior year. The factors contributing to this decrease include: i) the fact that gross profits for Vitramon are higher than Vishay's other operating companies, ii) Israeli government grants of $3,033,000 and $7,190,000 for the quarter and nine months ended September 30, 1994, respectively, as compared to $808,000 and $1,851,000, respectively, for the comparable periods of the prior year, and iii) an increase in production in Israel where labor costs are generally lower than in other regions in which Vishay manufactures. The period to period increases in Israeli government grants have resulted primarily from an increase in the Company's work force in Israel. The majority of the grants and other incentive programs offered to the Company by the Israeli government will likely continue to depend on increasing capital and the number of the Company's employees in Israel. Exclusive of Israeli government grants and the acquisition of Vitramon, costs of products sold were 78.4% and 77.7% of sales for the quarter and nine months ended September 30, 1994, respectively, compared to 78.7% and 78.3% for the comparable periods of the prior year.

Selling, general, and administrative expenses for the quarter and nine months ended September 30, 1994 were 14.3% and 13.8% of net sales, respectively, compared to 14.1% and 13.7% for the comparable periods of the prior year. The current year's higher rates can be attributable to the acquisition of Vitramon which has a higher percentage of selling, general, and administrative expenses than Vishay. While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

Restructuring charges of $1,738,000 and $3,730,000 incurred during the quarter and nine months ended September 30, 1993 related to the Company's decision to downsize its French operations as a result of that country's business climate. The Company recognized as income during the quarter and nine months ended September 30, 1993 $4,221,000 and $7,221,000, respectively, for an insurance recovery for lost profits from a business interruption insurance claim.

Interest costs increased by $2,803,000 and $2,375,000 for the quarter and nine months ended September 30, 1994 as a result of increased rates and increased debt incurred for the acquisition of Vitramon.

The effective tax rates for the quarter and nine months ended September 30, 1994 were 22.3% and 19.2%, respectively, compared to 15.1% and 15.7% for the comparable periods of the prior year. The effective tax rate for calendar year 1993, exclusive of the effect of nontaxable insurance proceeds, was 18.6%. The estimated 1994 rate anticipates the effect of the acquisition of Vitramon in July 1994.

The effect of the low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $3,883,000 and $3,521,000 for the quarters ended September 30, 1994 and 1993, respectively, and $9,825,000 and $7,385,000 for the nine months ended September 30, 1994 and 1993, respectively. The period to period increases are primarily a result of increased earnings for the Israeli operations. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Included in net earnings for the nine months ended 1993 is a one-time tax benefit of $1,427,000 resulting from the adoption of FASB Statement No. 109, "Accounting for Income Taxes".

Financial Condition

Cash flows from operations were $30,344,000 for the nine months ended September 30, 1994 compared to $35,480,000 for the prior year's period. The decrease in net cash provided by operating activities in comparison to the prior year's period reflects $9,745,000 of cash payments made in the first nine months of 1994 for accruals the Company established in connection with the Sprague and Roederstein acquisitions. Purchases of property and equipment for the nine months ended September 30, 1994 were $64,102,000 compared to $47,486,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $233,260,000 for the nine months ended September 30, 1994, which includes $109,817,000 of proceeds from a common stock offering, was used primarily to finance the acquisition of Vitramon and additions to property and equipment.

The Company has established accruals relating to the Vitramon acquisition of $15,000,000, consisting primarily of severance costs related to planned work force reductions at Vitramon ($9,000,000), anticipated environmental clean-up costs, which consist primarily of cost estimates associated with possible soil excavation of existing metal contaminants and the clean up of other existing contaminants at some Vitramon facilities ($4,000,000), and an accrual for bonuses and contract cancellation costs associated with Vitramon personnel and contracts ($2,000,000). The above accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures over the next twelve months.

In July 1994, the Company and certain of its subsidiaries entered into agreements (the "Bank Agreements") with a group of banks, including Comerica Bank, as agent for the banks ("Banks"). The Bank Agreements amended and restated the Company's previously-existing revolving credit and term loan agreements and added two new facilities that were used to finance the acquisition of Vitramon.

After giving effect to the Bank Agreements, the Company's domestic credit facilities consist of a $200,000,000 revolving credit facility that matures in December 1997, subject to the Company's right to request year-to-year renewals thereafter, a $102,500,000 term loan that matures in December 2000 and a $100,000,000 non-amortizing term loan due in July 2001. Borrowings under these facilities bear interest at variable rates based on the prime rate or, at the Company's option, LIBOR. A $100,000,000 bridge facility used to finance the Vitramon acquisition was paid off in August 1994 with proceeds from its equity offering.

The Banks also provided Deutsche Mark ("DM") denominated revolving credit and term loan facilities for certain of the Company's German subsidiaries, which permit borrowings, in the aggregate, of DM 153,821,990, including a DM 40,000,000 revolving credit facility that matures in December 1997, subject to the borrower's right to request year-to-year renewals thereafter, a DM 9,506,000 term loan that matures in December 1994 and a DM 104,315,990 term loan that matures in December 1997. Borrowings bear interest at variable rates based on LIBOR. In August 1994 the Company used proceeds from its equity offering to prepay the DM 9,506,000 term loan.

As a result of the amendments contained in the Bank Agreements, all of the Company's bank facilities are unsecured and all collateral held by the Banks was released. However, the facilities are cross-guaranteed by the Company and certain of its subsidiaries. The Bank Agreements also resulted in a decrease in interest rates from those previously in effect as well as a reduction in the number of financial and restrictive covenants. Financial covenants are currently limited to requirements regarding leverage and fixed charge coverage ratios and minimum tangible net worth. Other restrictive covenants include limitations on the payment of cash dividends, guarantees and liens.

The Company's financial condition at September 30, 1994 is strong, with a current ratio of 2.3 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .7 to 1 at September 30, 1994 and December 31, 1993.

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

Item 4.   Submission of Matters to a Vote of Security Holders

               Not applicable

Item 5.   Other Information
               Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Not applicable

          (b)  Reports on Form 8-K
               On July 19, 1994 a Current Report on Form 8-K dated July 18, 1994 was filed reporting under Item 2 that Vishay had acquired the stock of Vitramon, Incorporated and Vitramon Limited U.K. from Thomas & Betts Corporation for $184 million in cash.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                              ------------------------------------
                              Richard N. Grubb
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date:  November 8, 1994