Form 10-K
VISHAY INTERTECHNOLOGY INC
filed 1995-03-30
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                    OR

/_/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months


       1
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/        No/_/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 24, 1995, assuming conversion of all its Class B Common Stock into Common Stock of the registrant held by non-affiliates, was $1,148,718,000.

    As of March 24, 1995, registrant had 21,563,926 shares of its Common Stock (22,642,122 giving effect to the 5% stock dividend to be paid on March 31, 1995) and 3,539,103 shares of its Class B Common Stock (3,716,058 giving effect to the 5% stock dividend to be paid on March 31, 1995) outstanding.

    Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1994, are incorporated by reference into Part III.

                           PART I.

Item 1.  DESCRIPTION OF BUSINESS


General

         Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of passive electronic components, particularly fixed resistors and capacitors, offering one of the most comprehensive product lines of any manufacturer in the United States or Europe. Resistors, the most common component in electronic circuits, are used to adjust and regulate levels of voltage and current. Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equipment. Many of the Company's products are offered as surface mount devices, a format for passive electronic components that is being increasingly demanded by customers because it facilitates miniaturization and reduces the cost and time involved in circuit board assembly. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and entertainment industries.

         Since early 1985, the Company has pursued a business strategy that consists of the following principal elements: (i) expansion within the passive electronic components industry, primarily through the acquisition of passive components manufacturers with established positions in major markets, reputations for product quality and reliability and product lines with which the Company has substantial marketing and technical expertise; (ii) reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;
(iii) achievement of significant production cost savings through the transfer and expansion of manufacturing operations to regions, such as Israel, Mexico, Portugal and the Czech Republic, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives; and (iv) maintaining significant production facilities in those regions where the Company markets the bulk of its products in order to enhance customer service and responsiveness.

         As a result of this strategy, the Company has grown during the past nine years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of passive electronic components.


       3
         The Company's major acquisitions have included Dale Electronics (United States, Mexico and the United Kingdom), Draloric Electronic GmbH (Germany and the United Kingdom), Sfernice (France), Sprague (United States and France) and Roederstein (Germany, Portugal and the United States).

         On July 18, 1994, the Company acquired all of the outstanding shares of Vitramon, Incorporated and Vitramon Limited U.K. (collectively, "Vitramon"), a leading producer of multi-layer ceramic chip ("MLCC") capacitors with manufacturing and sales facilities in the United States, France, Germany and the United Kingdom. This acquisition has provided the Company with a strong presence in the MLCC capacitor market. Together with tantalum capacitors, MLCC capacitors, most of which are designed for surface mounting, comprise one of the fastest growing product segments in the passive electronic components market. The addition of MLCC capacitors to the Company's existing product line has enabled the Company to offer its customers "one-stop" access to one of the broadest selections of passive electronic components available from a single manufacturer.

         The Company currently operates as three separate business units: (i) Vishay Electronic Components, U.S. and Asia, which is comprised of Dale, a manufacturer and supplier of resistors, the Vishay Resistive Systems Unit, which primarily manufactures high performance foil resistors and thin film resistor networks; Sprague, which primarily manufactures tantalum capacitor and thick film resistor networks; and the U.S. operations of Vitramon, which manufacture MLCC capacitors; (ii) Vishay Electronic Components, Europe, which is comprised of Draloric/Roederstein, German-based manufacturers and suppliers of resistors and capacitors in Europe, which includes the German operations of Vitramon; Sfernice, a resistor producer in France, which includes the French operations of Vitramon; and Vishay Components (UK), a manufacturer and supplier of the Company's products in the United Kingdom, which includes the U.K. operations of Vitramon; and (iii) Measurements Group, Inc., which produces resistive sensors and other stress measuring devices in the United States.

         Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. The telephone number is (610)
644-1300.

Products

         Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of fixed resistors, tantalum, MLCC and film capacitors, and, to a lesser extent, inductors, specialty ceramic capacitors, transformers, potentiometers, plasma displays and thermistors. The Company offers most of its product types in the increasingly demanded surface mount device form.

         Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured in numerous materials and forms. Resistive components may be either fixed or variable, the distinction being whether the resistance is adjustable (variable) or not (fixed). Resistors can also be used as measuring devices, such as Vishay's resistive sensors. Resistive sensors or strain gages are used in electronic measurement and experimental stress analysis systems as well as in transducers for measuring loads (scales), acceleration and fluid pressure.

         Fixed resistive components can be broadly categorized as discrete or networks. A discrete component is designed to perform a single function and is incorporated by the customer in the circuitry of a system which requires that particular function. A network, on the other hand, is a microcircuit (consisting of a number of resistors placed on a ceramic base), which is designed to perform a number of standard functions. Vishay manufactures both discrete resistors and networks both of which are principally sold in the precision or higher quality segments of the resistor market (i.e., fixed precision wirewound, metal film and foil resistors and network resistors).

         The Company's resistive products primarily consist of fixed resistors that include foil and thin film resistors, wire-wound resistors, metal film resistors, oxide film resistors, thermistors, thick film resistor chips, networks (microcircuits) and resistive sensors; variable resistors (trimmers and potentio-meters); magnetic components (inductors and transformers) and printed circuit boards. Vishay produces resistors for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistors is the most important requirement, to resistors for which price is the most important factor.

         Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equip-ment. The more important applications for capacitors are (i) electronic filtering for linear and switching power supplies,
(ii) decoupling and bypass of electronic signals or integrated circuits and circuit boards, and (iii) frequency control, timing and conditioning of electronic signals for a broad range of applications. The Company's capacitor products primarily consist of solid tantalum chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors and film capacitors. Each capacitor product has unique physical and electrical performance characteristics that make it useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values. The tantalum capacitor is the smallest and most stable type of capacitor for its range of capacitance and is best suited for applications requiring medium capacitance values. MLCC capacitors are more cost-effective for applications requiring lower capacitance values. Vitramon's MLCC capacitors are unique because their dielectric (ceramic) layers are thinner than traditional multi-layer ceramic capacitors, thus enabling them to be produced with less palladium material. This enables significant reductions in manufacturing costs and allows for a smaller electronic component that has become critical to satisfy the increasing trend toward miniaturization. Management believes that MLCC capacitors, together with tantalum capacitors, represent one of the fastest growing segments of the passive electronic component industry.

         The Company believes it has taken advantage of the growth of the surface mount component market and is an industry leader in designing and marketing surface mount devices. The Company also believes that in the U.S. and Europe it offers the widest range of these devices, including both thick and thin film resistor chips and networks, capacitors, inductors, oscillators, transformers and potentiometers, as well as a number of component packaging styles to facilitate automated product assembly by its customers. The Company's position in this market has been enhanced by the acquisition of Vitramon, since substantially all of Vitramon MLCC products utilize surface mount technology. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting, because, among other things, surface mounting allows the placement of more components on a circuit board and facilitates automation. These advantages result in lower production costs than for leaded devices. This is particularly desirable for a growing number of manufacturers who require greater miniaturization in products such as hand held computers and cellular telephones.

Markets

         The Company's products are sold primarily to other manufacturers and, to a much lesser extent, to United States and foreign government agencies. Its products are used in, among other things, virtually every type of product containing electronic circuitry, including computer-related products, telecommunications, measuring instruments, industrial equipment, automotive applications including engine controls and fuel injection systems, process control systems, military and aerospace applications, medical instruments and scales.

         Approximately 39% of the Company's net sales for the year ended December 31, 1994 was attributable to sales to customers in the United States while the remainder was attributable to sales primarily in Europe. In the United States, products are marketed primarily through independent manufacturers' representatives who are compensated solely on a commission basis, as well as by the Company's own sales personnel and independent distributors. The Company has regional sales personnel in several locations to provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Internationally, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal and the Czech Republic, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

         The Company undertakes to have its products incorporated into the design of electronic equipment at the research and prototype stages. Vishay employs its own staff of application and field engineers who work with its customers, independent manufacturers' representatives and distributors to solve technical problems and develop products to meet specific needs.

         The Company has qualified certain products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center ("DESC"), and under certain European military specifications. Classification levels have been established by DESC based upon the rate of failure of


       7
products to meet specifications (the "Classification Level"). In order to maintain the Classification Level of a product, tests must be continuously performed, and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable Classification Level, the product's classification may be reduced to a less stringent level. Various United States manufacturing facilities from time to time experience a product Classification Level modification. During the time that such level is reduced for any specific product, net sales and earnings derived from such product may be adversely affected.

         The Company is undertaking to have the quality systems at most of its major manufacturing facilities approved under the recently established ISO 9000 international quality control standard. ISO 9000 is a comprehensive set of quality program standards developed by the International Standards Organization. Several of the Company's manufacturing operations have already received ISO 9000 approval and others are actively pursuing such approval.

         Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1994.


Research and Development

         The Company maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve product and manufacturing techniques. This decentralized system encourages individual product development. From time to time, developments at one manufacturing facility will have applications at another facility. Most of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. Company research and development costs were approximately $7.2 million for 1994, $7.1 million for 1993 and $7.1 million for 1992. The Company spends substantial additional amounts for the development of machinery and equipment for new processes and for cost reduction measures. See "Competition".


Sources of Supplies

         Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers.

         Tantalum metal is the principal material used in the manufacture of tantalum capacitor products. Tantalum is purchased in powder form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the limited number of tantalum powder suppliers could lead to higher prices that the Company may not be able to pass through to its customers.

         Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium.

Inventory and Backlog

         Although Vishay manufactures standardized products, a substantial portion of its products are produced to meet specific customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $305.7 million, $198.4 million and $134.3 million, respectively, at December 31, 1994, 1993 and 1992. The increase in backlog at December 31, 1994, 1993 and 1992 as compared with prior periods is attributable to the acquisitions of Vitramon, Roederstein and Sprague, respectively. The current backlog is expected to be filled during the next 12 months. Most of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations such as these have not represented a material portion of the backlog.


Competition

         The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the

       9
Company. Certain of the Company's products compete on the basis of its marketing and distribution network, which provides a high level of customer service. For example, the Company works closely with its customers to have its products incorporated into the electronic equipment at the early stages of design and production and maintains redundant production sites for most of its products to ensure an uninterrupted supply of products. Further, the Company has established a National Accounts Management Program, which provides customers with one national account executive who can cut across Vishay business unit lines for sales, marketing and contract coordination. In addition, the breadth of the Company's product offerings enables the Company to strengthen its market position by providing its customers with "one-stop" access to one of the broadest selections of passive electronic components available from a direct manufacturing source. In several areas, the Company also strengthens its market position by conducting seminars and educational programs for existing and potential customers. In addition, the Company's competitive position depends on its product quality, know-how, proprietary data, marketing and service capabilities, business reputation and price.

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

         Although the Company has numerous United States and foreign patents covering certain of its products and manufacturing processes, no particular patent is considered material to the business of the Company.


Manufacturing Operations

         The Company conducts manufacturing operations in three principal geographic regions: the United States, Europe and Israel. At December 31, 1994, approximately 42% of the Company's identifiable assets were located in the United States, approximately 46% were located in Europe, approximately 11% were located in Israel and approximately 1% in other regions. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia and Florida. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut and Backnang, Germany and Nice and Tours, France. In Israel, manufacturing facilities are located in Holon, Dimona and


       10
rented facilities in Migdal Ha-emek. The Company also maintains manufacturing facilities in Juarez, Mexico and Toronto, Canada. Recently, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

         The passive electronic components industry has been moving towards greater automation, requiring additional capital expenditures and more highly-skilled labor. In response to this trend, the Company has increased its manufacturing operations in Israel in order to take advantage of that country's government-sponsored capital investment grants, lower wage rates and highly-skilled labor force, as well as various tax abatement programs. These incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if hostilities were to occur in the Middle East that materially interfere with the Company's operations in Israel. For the year ended December 31, 1994, sales of products manufactured in Israel accounted for approximately 15% of the Company's net sales.

         Due to a shift in manufacturing emphasis to the growing market for surface mount devices and the relocation of some production to regions with lower labor costs, portions of the Company's work force and certain facilities may not be fully utilized in the future. As a result, the Company may incur significant costs in connection with work force reductions and the closing of additional manufacturing facilities.

Environment

         The Company's manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations at this time. However, the Company is involved in various legal actions concerning state government enforcement proceedings and various dump site cleanups. These actions may result in fines and/or cleanup expenses. The Company believes that any fine or cleanup expense, if imposed, would not be material. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. The Company has nearly completed its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. The Company anticipates that it will undertake capital expenditures of approximately $2,500,000 in fiscal 1995 for general environmental compliance and enhancement


       11
programs. In addition, the Company anticipates that it will incur ongoing costs to address certain environmental matters at certain of Vitramon's domestic and foreign facilities, including achieving compliance with the new Clean Air Act amendments. The Company believes that the reserves established by the Company in connection with the Vitramon acquisition are adequate to cover any currently anticipated environmental liabilities incurred at the Vitramon facilities. The Company anticipates that it will undertake capital expenditures of approximately $1,500,000 over the next three years to address environmental matters that have been currently identified relating specifically to the Vitramon facilities.


Employees

         As of December 31, 1994, the Company employed approximately 16,800 full time employees of whom approximately 10,400 were located outside the United States. The Company hires few employees on a part time basis. While various of the Company's foreign employees are members of trade unions, none of the Company's employees located in the United States is represented by unions except for approximately 138 employees at the North Adams, Massachusetts facility, who are represented by three unions. The Company believes that its relationship with its employees is excellent.


Item 2.  PROPERTIES

         The Company maintains approximately 56 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                   Approx. Available
Owned Locations                    Space (Square Feet)


    United States
Columbus and Norfolk, NE*              336,000
Malvern and Bradford, PA*              223,000
Sanford, ME                            220,000
Wendell and Statesville, NC*           193,000
Concord, NH                            120,000
Roanoke, VA                            115,000
Monroe, CT                              91,000
________________
* two locations

    Foreign
Germany (10 locations)                 954,000
France (7 locations)                   560,000
Israel (2 locations)                   430,000
Portugal                               299,000


         Vishay owns an additional 272,000 square feet of manufacturing facilities located in Colorado, Maryland, New York, South Dakota and Florida.

         Available leased facilities in the United States include 310,000 square feet of space located in California, New Jersey, South Dakota, Massachusetts and New Hampshire. Foreign leased facilities consist of 121,000 square feet in Mexico, 392,000 square feet in France, 127,000 square feet in England, 37,000 square feet in Canada and 202,000 square feet in Germany. The Company also has facilities in Japan, Brazil, Israel and the Czech Republic.

         Management believes it has sufficient manufacturing space for its current business. To meet anticipated needs, however, the Company expects to complete construction of a 330,000 square foot plant in Migdal Ha-emek, Israel in 1995 and plans construction of a 200,000 square foot facility in Beersheba, Israel.


Item 3.  LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to its business. Management believes that such matters, either individually or in the aggregate, should not have a materially adverse effect on the Company's business or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company as of March 24, 1995.


Name                    Age          Positions Held

Felix Zandman*          66           Chairman of the Board,
                                        President, Chief
                                        Executive Officer
                                        and Director

Richard N. Grubb*       48           Vice President, Treasurer,
                                        Chief Financial Officer
                                        and Director

Robert A. Freece*       54           Senior Vice President,
                                        and Director

Abraham Inbar           66           Vice President;
                                        President -- Vishay
                                        Israel Limited

Henry V. Landau         48           Vice President; President
                                        --  Measurements Group,
                                        Inc.

William J. Spires       53           Vice President and
                                        Secretary

Donald G. Alfson        49           Director, Vice President;
                                        President -- Vishay
                                        Electronic
                                        Components, U.S. and Asia
                                        and President -- Dale
                                        Electronics, Inc.

Gerald Paul             46           Director, Vice President;
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

         Richard N. Grubb has been a Director, Vice President, Treasurer and Chief Financial Officer of the Company since May 1994. Mr. Grubb has been associated with the Company in various capacities since 1972. He is a Certified Public Accountant who was previously engaged in private practice.

         Robert A. Freece has been a Director of the Company since 1972. He was Vice President, Treasurer, Chief Financial
Officer of the Company from 1972 until 1994, and has been Senior
Vice President since May 1994.

         Henry V. Landau has been a Vice President of the Company since 1983. Mr. Landau has been the President and Chief Executive Officer of Measurements Group, Inc., a subsidiary of the Company, since July 1984. Mr. Landau was an Executive Vice President of Measurements Group, Inc. from 1981 to 1984 and has been employed by the Company since 1972.

         Abraham Inbar has been a Vice President of Company since June 1994. Mr. Inbar has been the President of Vishay Israel Ltd., a subsidiary of the Company, since May 1994. Mr. Inbar was Senior Vice President and General Manager of Vishay Israel Ltd. from 1992 to 1994. Previously, Mr. Inbar was Vice President - Operations for Vishay Israel Ltd. He has been employed by the Company since 1973.

         William J. Spires has been a Vice President and
Secretary of the Company since 1981.  Mr. Spires has been Vice
President - Industrial Relations since 1980 and has been employed by the Company since 1970.

         Donald G. Alfson has been a Director of the Company since May 1992 and the President of Vishay Electronic Components U.S. and Asia, and President of Dale Electronics, Inc. since April 1992. Mr. Alfson has been employed by Dale since 1972.

         Gerald Paul has served as a Director of the Company since May 1993 and President of Vishay Electronic Components, Europe since January 1994. Dr. Paul has been Managing Director of Draloric Electronic GmbH since January 1991. Dr. Paul has been employed by Draloric since February 1978.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1994 and 1993 fiscal years indicated. Stock prices have been restated to reflect stock dividends, including the 5% stock dividend to be paid on March 31, 1995. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit and term loan agreements (see Note 6 to the consolidated financial statements). Holders of record of the Company's Common Stock totalled approximately 1,406 at March 24, 1995.

                           COMMON STOCK MARKET PRICES
                        Calendar 1994        Calendar 1993

                       High       Low      High        Low
First Quarter        $36.29     $29.93    $32.18     $24.83
Second Quarter       $39.52     $29.82    $32.88     $23.11
Third Quarter        $41.43     $38.33    $34.24     $28.69
Fourth Quarter       $49.88     $41.79    $32.09     $26.08

         In addition, at March 24, 1995 the Company had outstanding 3,539,103 shares of Class B Common Stock (3,716,058 giving effect to the 5% stock dividend to be paid on March 31,
1995), par value $.10 per share (the "Class B Stock") each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is beneficially owned by Dr. Felix Zandman, and a revocable trust for the benefit of Mr. Alfred P. Slaner. Dr. Felix Zandman is an executive officer and director of the Company. Mr. Slaner and his wife, Luella B. Slaner, are Trustees of the Slaner Trust, and accordingly, Mrs. Slaner, a Vishay director, may also be deemed beneficially to own such shares.


Item 6.       SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of the Company for the fiscal years ended
December 31, 1994, 1993, 1992, 1991 and 1990.  This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                       Year Ended December 31,
                                            1994[1]  1993[2]   1992[3]   1991       1990
                                                (in thousands except per share amounts)
Net sales. . . . . . . . .                  $987,837  $856,272  $664,226  $442,283   $445,596
Interest expense . . . . .                    24,769    20,624    19,110    15,207     19,426
Earnings before
  income taxes and
  cumulative effect of
  accounting change. . . .                    74,116    50,894    37,924    27,253     33,856
Income taxes . . . . . . .                    15,169     8,246     7,511     6,363     10,655
Earnings before cumulative
  effect of accounting change                 58,947    42,648    30,413    20,890     23,201
Cumulative effect of
  accounting change for
  income taxes . . . . . .                        --    1,427      --        --         --
Net earnings . . . . . . .                    58,947   44,075    30,413    20,890     23,201
Total assets . . . . . . .                 1,333,959  948,106   661,643   448,771    440,656
Long-term debt . . . . . .                   402,337  266,999   139,540   127,632    140,212
Working capital. . . . . .                   328,322  205,806   145,327   128,733    120,384
Stockholders' equity . . .                   565,088  376,503   346,625   201,366    177,839



Earnings per share4/:
  Before cumulative effect
    of accounting change .                     $2.40    $1.82     $1.55     $1.14      $1.34
  Accounting change for
    income taxes . . . . .                        --     0.06      --        --         --
  Net earnings . . . . . .                     $2.40    $1.88     $1.55     $1.14      $1.34

Weighted average number
  of shares outstanding[4]. .                 24,549   23,403    21,351    18,356     19,802

[1]  Includes the results from July 1, 1994 of the Vitramon acquisition.
[2]  Includes the results from January 1, 1993 of the Roederstein acquisition.
[3]  Includes the results from January 1, 1992 of the businesses acquired from Sprague.
[4]  Adjusted for 5% stock dividend in March 1995.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Introduction and Background

         The Company's sales and net income have increased significantly in the past several years primarily as a result of its acquisitions. Following each acquisition, the Company implemented programs to take advantage of distribution and operating synergies among its businesses. This implementation is reflected in an increase in the Company's sales and in the decline in selling general and administrative expenses as a percentage of the Company's sales.

         From mid-1990 through the end of 1993, sales of most of the Company's products were adversely affected by the worldwide slowdown in the electronic components industry, which reflected general recessionary trends in all major industrialized countries. In addition, sales to defense-related industries have declined from the end of the first quarter of 1991 until the second half of 1993. Despite this slowdown, Vishay realized record net earnings in each year through this period. This was a result of its acquisitions and focus on the bottom-line, including the implementation of operating efficiencies.

         In 1994, the Company's growth was fueled not only by its acquisition of Vitramon, but also by the expansion in the U.S. and European economies in general and the electronic components industry in particular. This resulted in Vishay's record net earnings of $58.9 million in 1994. Management believes the U.S. and European electronic components market will continue to grow at a moderate rate in the near future, although there can be no assurance that this will be the case.

         Following each acquisition, the Company has instituted operating efficiencies that have reduced selling, general and administrative expenses and the combined cost of goods sold of Vishay and the acquired company.

         The Company realizes approximately 50% of its revenues outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. The weakening of the value of the U.S. dollar against foreign currencies during the year ended December 31, 1994 accounted for an increase in net sales of $7,208,000.

Generally, in order to minimize the effect of currency fluctuations, the Company endeavors to (i) borrow money in the local currencies and markets where it conducts business, and (ii) minimize the time for settling intercompany transactions.

         The Company's strategy includes transferring the manufacturing of its products from countries with high labor costs and tax rates (such as the United States and Germany) to Israel in order to benefit from various Israeli government incentives (including lower income taxes) and lower labor rates. These trends are continuing.


Year Ended December 31, 1994 compared to
Year ended December 31, 1993

Results of Operations

         Net sales for the year ended December 31, 1994 increased $131,565,000 or 15.4% from the comparable period of the prior year. The increase reflects the acquisition of Vitramon in July 1994. Net sales of Vitramon were $72,139,000 for the six months ended December 31, 1994. Net sales, exclusive of Vitramon, increased by $59,426,000 or 6.9% for the year ended December 31, 1994.

         The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 1994 in comparison to the prior year resulted in an increase in reported sales of $7,208,000.

         Management believes its U.S. and European markets are continuing to grow. Net sales, exclusive of Vitramon and foreign currency fluctuations, in the United States and Europe have increased 6.1% over the comparable period of the prior year. Net bookings, exclusive of Vitramon, for the year ended December 31, 1994 increased by 15.5% over the prior year. Net bookings of Vitramon, for the six months ended December 31, 1994, increased by 34.5% over the comparable prior year period.

         Costs of products sold for the year ended December 31, 1994 were 75.7% of net sales as compared to 77.5% for the prior year. The factors contributing to this decrease include: (i) the fact that gross profits for Vitramon are higher than Vishay's other operating companies, (ii) Israeli government grants, recognized as a reduction of costs of products sold, of $9,658,000 for the year ended December 31, 1994, as compared to $3,424,000 for the prior year, and (iii) a significant increase in production in Israel, where labor costs are generally lower than in other regions in which Vishay manufactures. The increase in Israeli government grants resulted primarily from an increase in the Company's work force in Israel. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel.

         Selling, general, and administrative expenses for the year ended December 31, 1994 and 1993 were 13.9% of net sales.
While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

         Restructuring charges of $6,659,000 for the year ended
December 31, 1993 consist primarily of severance costs related to the Company's decision to downsize its European operations, primarily in France, as a result of the European business climate. These costs were paid in 1994.

         Income from unusual items of $7,221,000 for the year ended December 31, 1993 represents proceeds received for business interruption insurance claims principally related to operations in Dimona, Israel.

         Interest costs increased by $4,145,000 for the year ended December 31, 1994 as a result of increased rates and increased debt incurred for the acquisition of Vitramon.

         The effective tax rate for the year ended December 31, 1994 was 20.5% compared to 16.2% for the prior year. The effective tax rate for calendar year 1993, exclusive of the effect of nontaxable insurance proceeds, was 18.6%. The higher tax rate for 1994 reflects the inclusion of Vitramon earnings in higher tax locations.

         The effect of the low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $15,291,000, $11,644,000 and $6,015,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The period to period increases are primarily a result of increased earnings for the Israeli operations. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. The Company's average income tax rate in Israel was approximately 4%, 4% and 7% for the years ended December 31, 1994, 1993 and 1992, respectively. New projects are continually being introduced. In addition, the Israeli government offers certain incentive programs in the forms of grants, such as employee grant programs. The pre-tax grants recognized by the Company were $9,658,000 and

$3,424,000 for the years ended December 31, 1994 and 1993, respectively.

         Included in net earnings for the year ended 1993 is a one-time tax benefit of $1,427,000 resulting from the adoption of FASB Statement No. 109, "Accounting for Income Taxes".


Year Ended December 31, 1993 compared to
Year ended December 31, 1992

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

         Costs of products sold for the year ended December 31, 1993 were 77.5% of net sales as compared to 76.5% for the comparable period of the prior year. The reason for this increase is that the costs of products sold for Roederstein (prior to the full implementation of synergistic cost reductions) are approximately 80% of net sales, while Vishay's business, exclusive of Roederstein, has been operating in the 76% to 78% range. In 1993, grants of $3,424,000 received from the government of Israel, which were utilized to offset start-up costs of new facilities, were recognized as a reduction of costs of products sold.

         Selling, general, and administrative expenses for the year ended December 31, 1993 were 13.9% of net sales as compared to 15.3% for the comparable period of the prior year. The current year's lower rates reflect the effect of the acquisition of Roederstein and the ongoing cost savings programs implemented with the acquisition of certain businesses of Sprague during 1992.

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

         Interest costs increased by $1,514,000 for the year ended December 31, 1993 as a result of increased debt incurred as a result of the acquisition of Roederstein.

         Other income for the year ended December 31, 1993 decreased by $4,410,000 over the comparable period of the prior year. That is because other income for the year ended December 31, 1992 included consulting fees of $2,307,000 from Roederstein. These fees to Vishay were for time and expenses of Vishay personnel utilized by Roederstein in its attempt to restructure itself. Also, other income for the year ended December 31, 1992 included fees of approximately $3,325,000 from Sprague under one year sales and distribution agreements. Foreign currency losses for the year ended December 31, 1993 were $1,382,000, as compared to foreign currency losses of $1,594,000 for the year ended December 31, 1992.

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

         Effective January 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $1,427,000. Application of the new income tax rules also decreased pretax earnings by $2,870,000 for the year ended December 31, 1993 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pretax amounts.

         The Company also adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", effective January 1, 1993. The Company has elected to recognize the transition obligation on a prospective basis over a twenty-year period. In 1993, the new standard resulted in additional annual net periodic postretirement benefit costs of

$1,200,000 before taxes, and $792,000 after taxes, or $0.03 per share. Prior-year financial statements have not been restated to apply the new standard.

Year ended December 31, 1992 compared to
Year ended December 31, 1991

         Net sales for the year ended December 31, 1992 increased $221,943,000 over the comparable period of the prior year. The increase was the result of the inclusion of the businesses acquired from Sprague effective as of January 1, 1992. Net sales of the acquired businesses were $230,492,000 for the year ended December 31, 1992. For the year ended December 31, 1992, net sales, exclusive of the acquired businesses, decreased by $8,549,000 compared to the same period of the prior year when recessionary pressures affecting sales were not as great.

         The weakening of the U.S. dollar against foreign currencies resulted in an increase in reported Vishay sales of $10,418,000 for the year ended December 31, 1992.

         Costs of products sold for the year ended December 31, 1992 were 76.5% of net sales as compared to 71.9% for the comparable period of the prior year. The reason for this increase is that the costs of products sold for the newly purchased businesses from Sprague (prior to any synergistic cost reductions) are 80% of net sales, while Vishay's resistor businesses traditionally operate at levels of 70% to 75%.

         Selling, general, and administrative expenses for the year ended December 31, 1992 were 15.3% of net sales compared to 17.2% for the comparable period of the prior year. The 15.3% rate reflects the effect of the businesses acquired from Sprague. The rate applicable to the businesses acquired from Sprague (approximately 11%) includes the effects of initial cost saving programs installed subsequent to the acquisition. For the year ended December 31, 1992, selling, general and administrative expenses of the Vishay resistor business (approximately 17%) were comparable to the levels experienced for the prior year.

         Interest costs increased by $3,903,000 for the year ended December 31, 1992 as a result of the increased debt incurred for the purchase of the businesses from Sprague.

         Other income for the year ended December 31, 1992 includes consulting fees of $2,307,000 from Roederstein. Other income for the year ended December 31, 1992 also includes fees of approximately $3,325,000 from Sprague under one year sales and distribution agreements that expired February 14, 1993, which were entered into in connection with the acquisition of the businesses from Sprague.

         The effective tax rate was 19.8% for the year ended
December 31, 1992. The effective rate is comparable to the rate of 23.3% for 1991. The 1992 rate was in part affected by increased manufacturing in Israel where the Company's average income tax rate was 7% for 1992.


Financial Condition

         Cash flows from operations were $37,920,000 for the year ended December 31, 1994 compared to $50,114,000 for the prior year. The decrease in net cash provided by operating activities in comparison to the prior year reflects $16,587,000 of cash payments made in 1994 for accruals the Company established in connection with the Sprague, Roederstein and Vitramon acquisitions. Purchases of property and equipment for the year ended December 31, 1994 were $83,024,000 compared to $76,813,000 in the prior year. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $240,227,000 for the year ended December 31, 1994, which includes $109,738,000 of proceeds from a common stock offering, was used primarily to finance the acquisition of Vitramon and additions to property and equipment.

         The Company has established accruals relating to the Vitramon acquisition of $14,045,000 consisting primarily of severance costs related to planned work force reductions at Vitramon ($8,545,000), anticipated environmental cleanup costs, which consist primarily of cost estimates associated with possible soil excavation of existing metal contaminants and the cleanup of other existing contaminants at some Vitramon facilities ($4,000,000), and an accrual for bonuses and contract cancellation costs associated with Vitramon personnel and contracts ($1,500,000). The above accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures over the next twelve months.

         In July 1994, the Company and certain of its subsidiaries entered into agreements (the "Bank Agreements") with a group of banks, including Comerica Bank, as agent for the banks ("Banks"). The Bank Agreements amended and restated the Company's previously-existing revolving credit and term loan agreements and added two new facilities that were used to finance the acquisition of Vitramon.

         After giving effect to the Bank Agreements, the Company's domestic credit facilities consist of a $200,000,000 revolving credit facility that matures in December 1997, subject to the Company's right to request year-to-year renewals thereafter, a $97,500,000 term loan that matures in installments through December 2000 and a $100,000,000 non-amortizing term loan due in July 2001. Borrowings under these facilities bear interest at variable rates based on the prime rate or, at the Company's option, LIBOR. A $100,000,000 bridge facility used to finance the Vitramon acquisition was paid off in August 1994 with proceeds from the Company's equity offering.

         The Banks also provided Deutsche Mark ("DM") denominated revolving credit and term loan facilities for certain of the Company's German subsidiaries, which permit borrowings, in the aggregate, of DM 125,615,990, including a DM 40,000,000 revolving credit facility that matures in December 1997, subject to the Company's right to request year-to-year renewals thereafter, and a DM 85,615,990 term loan that matures in installments through December 1997. Borrowings bear interest at variable rates based on LIBOR. In August 1994 the Company used proceeds from its equity offering to prepay a DM 9,506,000 term loan.

         As a result of the amendments contained in the Bank Agreements, all of the Company's bank facilities are unsecured and all collateral held by the Banks was released. However, the bank facilities are cross-guaranteed by the Company and certain of its subsidiaries. The Bank Agreements also resulted in a decrease in interest rates from those previously in effect as well as a reduction in the number of financial and restrictive covenants. Financial covenants are currently limited to requirements regarding leverage and fixed charge coverage ratios and minimum tangible net worth. Other restrictive covenants include limitations on the payment of cash dividends, guarantees and liens.

         See Note 6 to the Company's Consolidated Financial
Statements elsewhere herein for additional information with respect to Vishay's loan agreements, long-term debt and available short-term credit lines.

         The Company's financial condition at December 31, 1994 is strong, with a current ratio of 2.4 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .7 to 1 at December 31, 1994 and 1993, respectively.

         Planned capital expenditures in fiscal 1995 relate principally to construction of new facilities in Israel and the purchase of equipment to increase capacity and maximize automation in the Company's plants.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the
Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets -- December 31, 1994 and
1993.

         Consolidated Statements of Operations -- for the years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Cash Flows -- for the years ended December 31, 1994, 1993 and 1992.

         Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements -- December
31, 1994.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                               PART III

         Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1994, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant".


                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1994 are filed herewith. See Item 8 of this Report for a list of such financial statements.

             (2) All financial statement schedules for which
                 provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

             (3) Exhibits -- See response to paragraph (c) below.

         (b) Reports on Form 8-K

                 None

         (c) Exhibits:

    2.1   Stock Purchase Agreement, dated July 12, 1994, between
          Thomas & Betts Corporation and Vishay Intertechnology,
          Inc. Incorporated by reference to Exhibit (2.1) to the Current Report on 8-K dated July 18, 1994.

    2.2 Purchase and Sale Agreement, dated as of November 14, 1991, among Sprague Technologies, Inc., Sprague Electric Company and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated November 14, 1991.

    3.1 Certificate of Incorporation of Registrant, as amended and Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated May 18, 1993. Incorporated by reference to Exhibit 3.1 to Form 10-K file number 1-7416 for fiscal year ended December 31, 1993 (the "1993 Form 10-K").

    3.2 Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-13833 of Registrant on Form S-2 under the Securities Act of 1933 (the "Form S-2") and Amendment No. 1 to Amended and Restated Bylaws of Registrant. Incorporated by reference to
          Exhibit 3.2 to the 1993 Form 10-K.

    10.1  Performance-Based Compensation Plan for Chief Executive
          Officer of Registrant.  Incorporated by reference to
          Exhibit 10.1 to the 1993 Form 10-K.

    10.2 Amended and Restated Vishay Intertechnology, Inc. $302,500,000 Revolving Credit and Term Loan Agreement, dated as of July 18, 1994, by and among Comerica Bank, NationsBank of North Carolina, N.A., Berliner Handelsund Frankfurter Bank, Signet Bank Maryland, CoreStates Bank, N.A., Bank Hapoalim, B.M., ABN AMRO Bank N.V., Credit Lyonnais New York Branch, Meridian Bank, Bank Leumi le-Israel, B.M. and Credit Suisse (collectively, the "Banks"), Comerica Bank, as agent for the Banks (the "Agent"), and Vishay Intertechnology, Inc. ("Vishay"). Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K dated July 18, 1994.

    10.3 Amended and Restated Vishay Beteiligungs GmbH DM 40,000,000 Revolving Credit and DM 9,506,000 Term Loan Agreement, dated as of July 18, 1994, by and among the Banks, the Agent and Vishay Beteiligungs GmbH ("VBG"). Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K dated July 18, 1994.

    10.4 Amended and Restated Roederstein DM 104,315,990.20 Term Loan Agreement, dated as of July 18, 1994, by and among the Banks, the Agent, Vishay and VBG. Incorporated by reference to Exhibit (10.3) to the Current Report on Form 8-K dated July 18, 1994.

    10.5 Vishay Intertechnology, Inc. $200,000,000 Acquisition Loan Agreement, dated as of July 18, 1994, by and among the Banks, the Agent and Vishay. Incorporated by reference to Exhibit (10.4) to the Current Report on Form 8-K dated July 18, 1994.

    10.6 Amended and Restated Guaranty by Vishay to the Banks, dated July 18, 1994. Incorporated by reference to Exhibit (10.5) to the Current Report on Form 8-K dated
          July 18, 1994.

    10.7 Amended and Restated (domestic) Guaranty by Dale Holdings, Inc., Dale Electronics, Inc., Measurements Group, Inc., Vishay Sprague Holdings Corp. and Sprague Sanford, Inc. to the Banks, dated July 18, 1994. Incorporated by reference to Exhibit (10.6) to the Current Report on Form 8-K dated July 18, 1994.

    10.8 Amended and Restated Permitted Borrowers Guaranty by Vilna Equities Holding B.V., VBG, Draloric Electronic GmbH, E-Sil Components Ltd., Sfernice S.A. and Roederstein GmbH to the Banks dated July 18, 1994. Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K dated July 18, 1994.

    10.9 Agreement between First International Bank of Israel and Vishay Israel Ltd. dated January 28, 1993. Incorporated by reference to Exhibit (10.4) to the Current Report on Form 8-K, dated January 29, 1993.

    10.10 Amended and Restated Guaranty by Dale Holdings, Inc., Dale Electronics, Inc., Bradford Electronics, Inc., and Measurements Group, Inc. to the Banks, dated as of January 29, 1993. Incorporated by reference to Exhibit (10.6) to the Current Report on Form 8-K, dated January 29, 1993.

    10.11 Amended and Restated Permitted Borrowers Guaranty by Vilna Equities Holding B.V., Visra Electronics Financing, B.V., Draloric, E-Sil Components, Ltd., Vishay Components (U.K.) Limited, Sfernice, S.A., Ultronix, Inc., Techno Components Corporation and Ohmtek, Inc. to the Banks, dated as of January 29, 1993. Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K, dated January 29, 1993.

    10.12 Guaranty by Vishay Sprague, Inc., Sprague North Adams, Sprague Sanford and Roederstein Electronics, Inc. to the Banks, dated January 29, 1993. Incorporated by reference to Exhibit (10.8) to the Current Report on Form 8-K, dated January 29, 1993.

    10.13 Purchase and Transfer Agreement concerning Shares by and among, Mrs. Ute Roederstein, Mrs. Cornelia Bodinka, nee Roederstein, Ms. Claudia Roederstein, Mr. Jorg Roederstein, Mr. Till Roederstein and Vishay dated February 18, 1992. Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K, dated February 18, 1992.




       31
    10.14 Notarial Offer for a Purchase and Transfer Agreement concerning Shares by Mr. Till Roederstein and Vishay Intertechnology, Inc. dated February 18, 1992. Incorporated by reference to Exhibit (10.3) to the Current Report on Form 8-K, dated February 18, 1992.

    10.15 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman.
          Incorporated by reference to Exhibit (10.12) to the Form S-2.

    10.16 1986 Employee Stock Plan of the Company. Incorporated by reference to Exhibit 4 to the Company's Registration
          Statement on Form S-8 (No. 33-7850).

    10.17 1986 Employee Stock Plan of Dale Electronics, Inc.
          Incorporated by reference to Exhibit 4 to the Company's
          Registration Statement on Form S-8 (No. 33-7851).

    10.18 Money Purchase Plan Agreement of Measurements Group,
          Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

    10.19 Lease of Concord Facility, dated February 14, 1992.
          Incorporated by reference to Exhibit (10.4) to the Current Report on Form 8-K, dated February 14, 1992.

    10.20 Non-Competition Agreement among Sprague Technologies, Inc., Sprague Electric Company and Vishay Inter-technology, Inc., dated February 14, 1992. Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K, dated February 14, 1992.

    11.   Statement regarding Computation of Per Share Earnings.

    22.   Subsidiaries of the Registrant.

    23.   Consent of Independent Auditors.

    27.   Financial Data Schedule.

                     Report of Independent Auditors



Board of Directors and Stockholders
Vishay Intertechnology, Inc.


We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for income taxes (Note 5) and postretirement benefits other than pensions
(Note 10).


                                         Ernst & Young LLP

Philadelphia, Pennsylvania
February 8, 1995, except for Note 13,
  as to which the date is March 3, 1995

                       Vishay Intertechnology, Inc.
                      Consolidated Balance Sheets
             (In thousands, except per share and share amounts)

                                          December 31
                                       1994        1993
Assets
Current assets:
 Cash and cash equivalents          $ 26,857      $ 10,931
 Accounts receivable, less
   allowances of $8,803
   and $5,150                        165,188       125,284
 Inventories:
     Finished goods                  101,008        85,783
     Work in process                  94,005        65,592
     Raw materials                   108,594        73,280
 Prepaid expenses and other
   current assets                     64,909        33,365
                                    ______________________
Total current assets                 560,561       394,235

Property and equipment--at cost:
  Land                                40,113        33,791
  Buildings and improvements         171,689       136,432
  Machinery and equipment            473,471       363,204
  Construction in progress            48,689        35,681
                                    ______________________
                                     733,962       569,108
  Less allowances for
   depreciation                     (201,671)     (149,004)
                                    _______________________
                                     532,291       420,104

Goodwill                             226,534       118,286

Other assets                          14,573        15,481
                                    ______________________
                                  $1,333,959      $948,106
                                  ________________________
Liabilities and stockholders'
 equity
Current liabilities:
   Notes payable to banks          $  28,285     $  22,695
   Trade accounts payable             63,318        48,404
   Payroll and related expenses       39,155        28,942
   Other accrued expenses             64,505        54,112
   Income taxes                        1,849         3,740
   Current portion of long-term
    debt                              35,127        30,536

       34
                                         December 31
                                      1994        1993
                                 __________________________

Total current liabilities           232,239       188,429

Long-term debt--less current
 portion                            402,337       266,999
Deferred income taxes                39,889        26,080
Other liabilities                    19,177        24,081
Accrued pension costs                75,229        66,014

Stockholders' equity:
   Preferred Stock, par value
   $1.00 a share:
      Authorized--1,000,000
      shares; none issued
   Common Stock, par value
   $.10 a share:
     Authorized--35,000,000
     shares; 22,572,963 and
     17,639,081 shares outstanding
     after deducting 51,201 and
     47,441 shares in treasury        2,257         1,763
   Class B convertible Common
    Stock, par value $.10 a share:
    Authorized--15,000,000 shares;
    3,773,772 and 3,590,232 shares
    outstanding after deducting
    127,064 and 125,965 shares in
    treasury                            377           359
   Capital in excess of
    par value                       509,966       288,980
   Retained earnings                 53,734       105,849
   Foreign currency translation
    adjustment                        4,584       (13,109)
   Unearned compensation                (20)          (60)
   Pension adjustment                (5,810)       (7,279)
                                __________________________
                                    565,088       376,503
                                __________________________
                                 $1,333,959     $ 948,106
                                __________________________

See accompanying notes.

1994 amounts retroactively adjusted for 5% stock dividend in March 1995.



       35

                   Vishay Intertechnology, Inc.
              Consolidated Statements of Operations
        (In thousands, except per share and share amounts)

                                  Year ended December 31
                               1994        1993        1992
                         _____________________________________
Net sales                $ 987,837      $ 856,272    $ 664,226
Costs of products sold     748,135        663,239      508,018
                         _____________________________________
Gross profit               239,702        193,033      156,208

Selling, general, and
  administrative
  expenses                 137,124        118,906      101,327
Amortization of goodwill     4,609          3,294        2,380
Restructuring expense         -             6,659         -
Unusual items                 -            (7,221)        -
                         _____________________________________
                            97,969         71,395       52,501

Other income (expense):
  Interest expense         (24,769)       (20,624)     (19,110)
  Other                        916            123        4,533
                         _____________________________________
                           (23,853)       (20,501)     (14,577)
                         _____________________________________
Earnings before income
 taxes and cumulative
 effect of accounting
 change                     74,116         50,894       37,924
Income taxes                15,169          8,246        7,511
                         _____________________________________
Earnings before
 cumulative effect of
 accounting change          58,947         42,648       30,413
Cumulative effect of
 accounting change for
 income taxes                 -             1,427          -
                         _____________________________________
Net earnings             $  58,947      $  44,075     $ 30,413
                         _____________________________________






Earnings per share:*
  Before cumulative
   effect of accounting
   change                  $  2.40        $  1.82      $  1.55
  Accounting change for
   income taxes                -             0.06          -
                         _____________________________________
  Net earnings             $  2.40        $  1.88      $  1.55
                         _____________________________________
Weighted average shares
 outstanding*            24,549,000     23,403,000  21,351,000
                         _____________________________________

See accompanying notes.

*Retroactively adjusted for 5% stock dividend in March 1995.






























       37

                   Vishay Intertechnology, Inc.
              Consolidated Statements of Cash Flow
                        (In thousands)
                                  Year ended December 31
                               1994        1993        1992
                            _____________________________________
Operating activities
Net earnings                $   58,947   $  44,075   $  30,413
Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:
   Depreciation and
    amortization                57,742      48,578      36,062
   Other                        10,863        (897)      7,323
   Changes in operating
    assets and liabilities:
      Accounts receivable      (12,921)      2,804      (7,774)
      Inventories              (44,195)    (22,780)     (6,164)
      Prepaid expenses and
       other current assets    (23,119)        182      (3,647)
      Accounts payable           3,023      (7,768)      1,650
      Other current liabili-
       ties                    (12,420)    (14,080)     (3,506)
                               __________________________________
Net cash provided by opera-
 ting activities                37,920      50,114      54,357

Investing activities
Purchases of property and
 equipment                     (83,024)    (76,813)    (49,801)
Purchases of businesses,
 net of cash acquired         (179,847)    (12,967)   (131,479)
Investment in and advances
 to Roederstein                   -           -        (20,147)
Changes in short-term
 investments                      -           -            176
                              __________________________________
Net cash used in investing
 activities                   (262,871)    (89,780)   (201,251)

Financing activities
Proceeds from revolving
 lines of credit and long-
 term borrowings               372,321     265,274     403,970
Principal payments on
 revolving lines of credit
 and long-term debt           (245,711)   (235,124)   (327,797)

Cash provided by net changes
 in short-term borrowings        3,879       4,873      13,791
Proceeds from sale of
 common stock                  109,738        -         59,133
                            _____________________________________
Net cash provided by finan-
 cing activities               240,227      35,023     149,097
Effect of exchange rate
 changes on cash                   650        (403)       (470)
                            _____________________________________
Increase (decrease) in
 cash and cash equivalents      15,926      (5,046)      1,733

Cash and cash equivalents
 at beginning of year           10,931      15,977      14,244
                            _____________________________________
Cash and cash equivalents
 at end of year              $  26,857   $  10,931    $ 15,977
                            _____________________________________

See accompanying notes.

























       39

                   Vishay Intertechnology, Inc.
          Consolidated Statements of Stockholders' Equity
               (In thousands, except share amounts)
                                      Year ended December 31
                                    1994       1993       1992
                                  ______________________________
Common Stock:
  Beginning balance               $  1,763   $  1,679   $  1,165
    Shares issued (2,801,250;
     3,775; and 1,816,016
     shares)                           280       -           182
    Stock dividends (1,957,720;
     839,952; and 583,748
     shares)                           196         84         58
    Conversion of subordinated
     debentures (2,536,783
     shares)                           -         -           254
    Conversions from Class B
     (174,912; 120; and 200,658
     shares)                            18       -            20
                                  ______________________________
  Ending balance                     2,257      1,763      1,679

Class B convertible Common Stock:
  Beginning balance                    359        342        345
    Stock dividends (358,452;
     170,967; and 172,383 shares)       36         17         17
    Conversions to Common (174,912;
     120; and 200,658 shares)          (18)       -          (20)
                                  ______________________________
  Ending balance                       377        359        342

Capital in excess of par value:
  Beginning balance                288,980    253,446    115,398
    Shares issued                  110,012        123     59,162
    Conversion of subordinated
     debentures                       -          -        60,312
    Stock dividends                110,830     35,281     18,548
    Tax effects relating to
     stock plan                        144        130         26
                                  ______________________________
  Ending balance                   509,966    288,980    253,446







       40
Retained earnings:
  Beginning balance                105,849     97,156     85,366
    Net earnings                    58,947     44,075     30,413
    Stock dividends               (111,062)   (35,382)   (18,623)
                                  ______________________________
  Ending balance                    53,734    105,849     97,156

Foreign currency translation
adjustment:
  Beginning balance                (13,109)    (5,864)      (347)
    Translation adjustment for
     the year                       17,693     (7,245)    (5,517)
                                  ______________________________
  Ending balance                     4,584    (13,109)    (5,864)

Unearned compensation:
  Beginning balance                    (60)      (134)      (561)
    Shares issued under stock
     plans (2,000; 3,775; and
     16,016 shares)                    (70)      (123)      (208)
    Amounts expensed during the
     year                              110        197        635
                                  ______________________________
  Ending balance                       (20)       (60)      (134)

Pension adjustment:
  Beginning balance                 (7,279)       -          -
    Pension adjustment for the
     year                            1,469     (7,279)       -
                                  ______________________________
  Ending balance                    (5,810)    (7,279)       -
                                  ______________________________
Total stockholders' equity        $565,088   $376,503   $346,625
                                  ______________________________

See accompanying notes.

1994 amounts retroactively adjusted for 5% stock dividend in March 1995.








       41
                   Vishay Intertechnology, Inc.

           Notes to Consolidated Financial Statements

                      December 31, 1994


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

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets.
Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $51,301,000, $43,493,000, and $30,995,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

Construction in Progress

The estimated cost to complete construction in progress at December 31, 1994 is $57,336,000.

Goodwill

Goodwill, representing the excess of purchase price over net assets of businesses acquired, is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $17,966,000 and $13,190,000 at December 31, 1994 and
1993, respectively. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will measure impairment on the basis of undiscounted expected future cash flows from operations before interest.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                Vishay Intertechnology, Inc.

1.  Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The amount charged to expense aggregated $7,205,000, $7,097,000, and $7,149,000 for the years ended December 31, 1994, 1993, and 1992, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received from governments by certain foreign subsidiaries are recognized as income when conditions for receipt are met. In 1994 and 1993, grants of $9,658,000 and $3,424,000 received from the government of Israel, which were utilized to offset startup costs of new facilities, were recognized as a reduction of costs of products sold.

Earnings Per Share

Earnings per share is based on the weighted average number of common shares and dilutive common equivalent shares (from the assumed conversion of convertible subordinated debentures) outstanding during the period. In October 1992, convertible subordinated debentures were converted into 2,536,783 shares of Common Stock. For the year ended December 31, 1992, where assumed conversion of the debentures has a dilutive effect, net earnings used in the computations are adjusted for interest expense, net of income taxes, on the convertible subordinated debentures. Earnings per share amounts for all periods presented reflect 5% stock dividends paid on March 31, 1995, June 13, 1994, June 11, 1993, and June 16, 1992. Earnings per share for all years presented reflect the weighted effect of the issuance of 1,800,000 shares of Common Stock on December 24, 1992. Earnings per share for the year ended December 31, 1994 reflect the weighted effect of the issuance of 2,788,000 shares of Common Stock on August 11, 1994.

Accounting Changes

In 1993, the Company changed its methods of accounting for income taxes (Note 5) and postretirement benefits other than pensions
(Note 10).

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current presentation.

               Vishay Intertechnology, Inc.

2.  Acquisitions

In July 1994, the Company purchased all of the capital stock of Vitramon, Incorporated and Vitramon Limited, U.K. (collectively, "Vitramon") for $184,000,000 in cash. Vitramon is a leading producer of multilayer ceramic chip capacitors with manufacturing facilities primarily in the United States, France, Germany, and the United Kingdom. In connection with the acquisition of Vitramon, the Company borrowed an aggregate of $200,000,000 from a group of banks, of which $100,000,000 was a bridge facility that was subsequently paid off with proceeds from an equity offering completed in August 1994 and $100,000,000 is a nonamortizing term loan which is due in July 2001.

During January 1993, Vishay exercised its option to purchase the remaining 81% of the outstanding share capital of Roederstein GmbH, a passive electronic components manufacturer with headquarters in Germany for 4,050,000 Deutsche Marks (DM) ($2,502,000) pursuant to an option agreement dated February 18, 1992. Vishay had acquired its initial 19% interest in Roederstein on February 18, 1992 for DM 950,000 ($577,000). In connection with the acquisition, Vishay refinanced all of Roederstein's existing bank debt of DM 160,381,000 ($99,062,000). Funds to refinance Roederstein's debt were provided by a DM 104,316,000 term loan with a group of banks, $20,000,000 borrowed under an unsecured credit agreement, and borrowings under an existing line of credit.

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

The acquisitions have been accounted for under the purchase method of accounting. The operating results of Vitramon, Roederstein, and Sprague have been included in the Company's consolidated results of operations from July 1, 1994, January 1, 1993, and January 1, 1992, respectively. Excess of cost over the fair value of net assets acquired (Vitramon-- $105,967,000; Roederstein--$46,355,000; Sprague--$19,534,000) is being amortized on a straight-line basis over forty years.

Had the Vitramon acquisition been made at the beginning of 1993 and the Roederstein acquisition at the beginning of 1992, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):


                                Year ended December 31
                               1994        1993        1992
                            _________________________________

   Net sales                $1,056,520  $ 974,666   $ 913,398
   Net earnings (loss)          64,573     52,555     (22,992)
   Earnings (loss) per
     share                  $     2.45  $    2.00   $   (1.08)

                Vishay Intertechnology, Inc.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1993 or of results which may occur in the future.

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

3.  Restructuring Expense and Unusual Items

Restructuring expenses of $6,659,000 for 1993 related to the downsizing of some of the Company's European operations, which was completed in 1994. Income from unusual items of $7,221,000 for 1993 represents insurance recoveries for business interruption insurance claims.


4.  Foreign Subsidiaries

The following amounts relating to foreign subsidiaries are included in the consolidated financial statements (in thousands):

                               As of and for the year ended
                                         December 31
                               1994        1993        1992
                              ______________________________

Current assets               $345,826    $239,371   $141,334
Current liabilities           158,213     135,003     81,532
Net property and equipment    337,334     258,279    127,740
Parent company equity in
  net assets (including
  intercompany accounts)      403,735     199,955    161,529
Sales to customers            492,833     429,578    258,226
Earnings after eliminating
  intercompany earnings and
  expenses                     26,028      23,620     12,490

               Vishay Intertechnology, Inc.

5.  Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.06 per share.

For financial reporting purposes, earnings before income taxes and cumulative effect of accounting change includes the following components (in thousands):


                                  Year ended December 31
                              1994        1993        1992
                             ______________________________
     Pretax income:
       Domestic               $ 19,650  $ 13,136  $ 10,252
       Foreign                  54,466    37,758    27,672
                             ______________________________
                              $ 74,116  $ 50,894  $ 37,924
                             ______________________________

Significant components of income taxes attributable to continuing operations are as follows (in thousands):


                                Liability        Deferred
                                 Method           Method
                             ______________________________
                                 Year ended December 31
                              1994        1993        1992
                             ______________________________
     Current:
       U.S. Federal          $ 5,187    $ 3,032    $ 1,639
       Foreign                 3,251      2,706      2,521
       State                     882        332        502
                             ______________________________
                               9,320      6,070      4,662

     Deferred:
       U.S. Federal            1,889      1,960      1,760
       Foreign                 3,858         36        832
       State                     102        180        257
                             ______________________________
                               5,849      2,176      2,849
                             ______________________________
                             $ 15,169   $ 8,246    $ 7,511
                             ______________________________

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used





























       50
               Vishay Intertechnology, Inc.

   Notes to Consolidated Financial Statements (continued)


5.  Income Taxes (continued)

for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                           December 31
                                         1994        1993
                                      ______________________

     Deferred tax liabilities:
       Tax over book depreciation      $ 61,023    $ 57,401
        Other--net                       11,762       2,685
                                      ______________________
    Total deferred tax liabilities      72,785      60,086
                                      ______________________

     Deferred tax assets:
       Pension and other retiree
        obligations                      23,381      20,179
       Net operating loss carry-
        forwards                         55,630      45,427
       Restructuring reserves             5,865       7,354
       Other accruals and reserves       10,842      12,300
                                      ______________________

     Total deferred tax assets           95,718      85,260
       Valuation allowance for
        deferred tax assets             (48,637)    (41,516)
                                      ______________________

     Net deferred tax assets              47,081     43,744
                                      ______________________

     Net deferred tax liabilities       $ 25,704   $ 16,342
                                      ______________________

For the year ended December 31, 1992, deferred income taxes resulted from accelerated methods of depreciation used for tax purposes ($2,494,000) and restructuring reserves ($2,012,000). These amounts were partially offset by differences relating to inventory valuation methods ($900,000) and other items ($757,000).

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):





                                Liability        Deferred
                                 Method           Method
                             ______________________________
                                 Year ended December 31
                              1994        1993        1992
                             ______________________________

     Tax at statutory rate   $ 25,941   $ 17,304   $ 12,894
     State income taxes,
       net of federal tax         684        396        501
     Effect of foreign
       income tax rates       (12,782)   (10,532)    (5,649)
     Effect of purchase
       accounting adjust-
       ments                      828         717       939
     Other                        498         361    (1,174)
                             ______________________________
                             $ 15,169    $  8,246   $ 7,511
                             ______________________________

               Vishay Intertechnology, Inc.

5.  Income Taxes (continued)

At December 31, 1994, the Company has net operating loss carryforwards for tax purposes of approximately $119,478,000 in Germany (no expiration date), $16,133,000 in France (expire December 31, 1999), and $5,085,000 in Portugal (expire December 31, 1998). Approximately $96,457,000 of the carryforward in Germany, and the full $5,085,000 in Portugal, resulted from the Company's acquisition of Roederstein. For financial reporting purposes, a valuation allowance of $48,637,000 has been recognized to offset deferred tax assets related to German net operating loss carryforwards. If tax benefits are recognized in the future through reductions of the valuation allowance, $40,887,000 of such benefits will reduce goodwill of acquired companies. The valuation allowance increased from December 31, 1993 by $7,121,000 primarily due to increased German tax rates and foreign currency translation which had the effect of increasing the deferred tax asset for net operating loss carryforwards.

At December 31, 1994, no provision has been made for U.S. federal and state income taxes on approximately $217,034,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $11,125,000, $6,933,000, and $5,729,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

               Vishay Intertechnology, Inc.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                           December 31
                                         1994        1993
                                      ______________________
     Revolving Credit Loan             $100,000   $ 47,000
     Term Loan                           97,500    102,500
     Term Loan II                       100,000       -
     Deutsche Mark Revolving Credit
       Loan                              25,808     23,035
     Deutsche Mark Term Loan               -        10,948
     Deutsche Mark Term Loan II          55,239     60,073
     Unsecured Credit Agreement          20,000     20,000
     Other Debt and Capital Lease
       Obligations                       38,917     33,979
                                      ______________________
                                        437,464    297,535
     Less current portion                35,127     30,536
                                      ______________________
                                       $402,337   $266,999
                                      ______________________




















       54
               Vishay Intertechnology, Inc.

   Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)


As of December 31, 1994, five facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 6.69% at December 31, 1994), a U.S. term loan (interest 7.00% at December 31, 1994), an additional U.S. term loan (interest 7.13% at December 31, 1994), a Deutsche Mark revolving credit loan (interest 5.94% at December 31, 1994), and a Deutsche Mark term loan (interest 6.25% at December 31, 1994). The terms of the five facilities are summarized below. The first facility is a $200,000,000 multicurrency revolving credit facility which is available to the Company until December 31, 1997. The Company has the right to request year-to-year renewals thereafter. Interest is payable at prime plus 3/16% or at other interest rate options. The Company is required to pay a commitment fee equal to 1/8% per annum on the average unused line. The second facility is a $97,500,000 term loan, with interest payable at prime or at other interest rate options. Principal payments are due as follows: 1995--$10,000,000; 1996--$10,000,000;
1997--$15,000,000; 1998-- $20,000,000; 1999--$20,000,000;
2000--$22,500,000. Additional principal payments may be required based on excess cash flow as defined in the agreement. The third facility is a $100,000,000 nonamortizing term loan which was used for the purchase of Vitramon. The nonamortizing term loan is due July 18, 2001. Interest is payable at prime or at other interest rate options. The loan agreements also provide a German subsidiary of the Company with two Deutsche Mark (DM) facilities. The first DM facility is a DM 40,000,000 ($25,808,000) revolving credit facility which is available until December 31, 1997. The Company has the right to request year-to-year renewals thereafter. Interest is based on DM market rates plus 3/4%. The Company is required to pay a commitment fee equal to 1/16% per annum on the average unused line. The second DM facility is a DM 85,616,000 ($55,239,000) term loan. Interest is based on DM market rates plus 7/8%. Principal payments of DM 34,100,000, 37,000,000, and 14,516,000 ($22,003,000, $23,874,000,
and $9,362,000) are due on or before December 31, 1995, 1996, and 1997, respectively. Additional principal payments may be required based on excess cash flow as defined in the agreement.

Under the loan agreements, the Company is restricted from paying cash dividends and must comply with other covenants, including the maintenance of specific ratios. The Company is in compliance with the restrictions and limitations under the terms of loan agreements, as amended.

Borrowings under a $20,000,000 unsecured credit agreement with First International Bank of Israel are at LIBOR plus 1-1/8% (6.31% at December 31, 1994). Principal payments of $5,000,000, $6,666,666, and $8,333,334 are due on or before December 31, 1997, 1998, and 1999, respectively.






































       56
               Vishay Intertechnology, Inc.

   Notes to Consolidated Financial Statements (continued)

6.  Long-Term Debt (continued)

Other debt and capital lease obligations include borrowings under short-term credit lines of $28,800,000 and $14,500,000, at December 31, 1994 and 1993, respectively. These borrowings are classified as long-term based on the Company's intention and ability to refinance such obligations on a long-term basis.

Aggregate annual maturities of long-term debt, excluding payments which may be required based on excess cash flow, are as follows:
1995--$35,127,000; 1996--$36,166,000; 1997--$185,326,000;
1998--$27,432,000; 1999--$29,198,000; thereafter--$124,215,000.

At December 31, 1994, the Company has committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $115,000,000, of which $56,000,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1994 and 1993 was 6.03% and 6.85%, respectively.

Interest paid was $24,150,000, $20,587,000, and $16,496,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

7.  Stockholders' Equity

The Company's Class B Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time to Common Stock.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over a 36-month period.
131,682 shares are available for issuance under stock plans at December 31, 1994.

8.  Other Income

Other income (expense) consists of the following (in thousands):

                                 Year ended December 31
                              1994        1993        1992
                             ______________________________

Foreign exchange gains
  (losses)                   $  440    $(1,382)   $(1,594)
Investment income               229        722      1,565
Sales and distribution fees
  from Sprague Technologies,
  Inc.                          -          -        3,325
Roederstein consulting fees     -          -        2,307
Other                           247        783     (1,070)
                             ______________________________
                              $ 916    $   123    $ 4,533
                             ______________________________

       58
              Vishay Intertechnology, Inc.

 Notes to Consolidated Financial Statements (continued)



9.  Employee Retirement Plans

Three U.S. subsidiaries of Vishay, Dale Electronics, Inc., Sprague North Adams, Inc., and Vitramon, Inc., which was acquired effective July 1, 1994, maintain defined benefit pension plans (the "Plans"). Substantially all full-time employees of Dale and Vitramon and hourly employees of Sprague's North Adams facility are eligible to participate. The benefits under the Dale and Vitramon Plans are based on the employees compensation during all years of participation. The benefits under the Sprague Plan are based on number of years of credited service. Effective January 1994, the benefit service accruals were frozen under the Sprague Plan.

The Plans are tax qualified subject to the minimum funding requirements of ERISA. Employees participating in the Dale Plan are required to contribute an amount based on annual earnings. The Company's funding policy is to contribute annually amounts that satisfy the funding standard account requirements of ERISA. The assets of the Dale Plan are invested primarily in guaranteed investment contracts issued by an insurance company and mutual funds. The assets of the Sprague and Vitramon Plans are invested primarily in fixed income securities and common stock.

Net pension cost for the Plans included the following components
(in thousands):

                                  Year ended December 31
                               1994        1993      1992
                               ____________________________

Annual service cost--
  benefits earned for the
  period                       $2,547     $2,233    $ 2,101
Less:  Employee contributions   1,142      1,157      1,067
                               ____________________________
Net service cost                1,405      1,076      1,034
Interest cost on projected
  benefit obligation            5,153      4,732      4,206
Actual return on Plan assets   (1,702)    (5,270)    (4,611)
Net amortization and deferral  (3,349)       655        648
                               ____________________________
Net pension cost               $1,507     $1,193     $1,277
                               ____________________________

The expected long-term rate of return on assets was 8.5% - 9.5%.

       59
          Vishay Intertechnology, Inc.

Notes to Consolidated Financial Statements (continued)



9.  Employee Retirement Plans (continued)

The following table sets forth the funded status of the Plans and amounts recognized in the Company's financial statements (in thousands):

                                            December 31

                                          1994        1993
                                       ______________________

Accumulated benefit obligation,
  including vested benefits of
  $66,601 and $61,671                   $ 67,083    $ 62,448
                                       ______________________

Actuarial present value of projected
  benefit obligations                   $(72,144)   $(67,077)
Plan assets at fair value                 62,513      56,262
                                       ______________________
Projected benefit obligations in
  excess of Plan assets                   (9,631)    (10,815)
Unrecognized loss from past experience
  different from that assumed and
  effects of changes in assumptions        3,904       5,085
Unrecognized prior service cost            1,067       1,300
Unrecognized net obligation at
  transition date, being recognized
  over 15 years                              466         575
                                       ______________________
Accrued pension liability               $ (4,194)   $ (3,855)
                                       ______________________

The following assumptions have been used in the actuarial determinations of the Plans:

                                          1994        1993
                                       ______________________

Discount rate                             8.25%        7.5%
Rate of increase in compensation
  level                                4.5% - 5.0%     4.5%

The Company's U.S. subsidiary, Measurements Group, Inc., maintains a defined contribution pension plan covering substantially all full-time employees. Contributions are made based on participants' compensation. Costs for this plan were $547,000, $530,000, and $512,000 for the years ended December 31,
1994, 1993, and 1992, respectively. In addition, many of the Company's U.S. employees are eligible to participate in 401(k) Savings Plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $2,282,000, $1,996,000, and $1,894,000 for the years ended
December 31, 1994, 1993, and 1992, respectively.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices.
German subsidiaries of the Company (including Roederstein, which was acquired in January 1993) have noncontributory defined benefit pension plans covering























       61
            Vishay Intertechnology, Inc.

   Notes to Consolidated Financial Statements (continued)



9.  Employee Retirement Plans (continued)

management and employees. Pension benefits are based on years of service. Net pension cost for the German Plans included the following components (in thousands):

                                  Year ended December 31
                               1994        1993      1992
                               ____________________________


Annual service cost--benefits
  earned for the period        $  138   $    682   $    122
Interest cost on projected
  benefit obligation            4,496      4,521        757
Actual return on plan assets   (1,039)      (796)       -
Net amortization and deferral      83        (86)       (99)
                               ____________________________
Net pension cost               $3,678    $ 4,321   $    780
                               ____________________________


The expected long-term rate of return on assets was 2.0%.

The following table sets forth the funded status of the German
Plans and amounts recognized in the Company's financial statements (in thousands):

                                            December 31

                                          1994        1993
                                       ______________________

Accumulated benefit obligation,
  including vested benefits of
  $69,910 and $60,326                   $ 70,947    $ 63,002
                                       ______________________

Actuarial present value of projected
  benefit obligations                   $(71,223)   $(63,218)
Plan assets at fair value                 13,585      11,540
                                       ______________________

Projected benefit obligations in
  excess of plan assets                  (57,638)    (51,678)
Unrecognized loss                          4,240       6,810
Unrecognized prior service cost              590         391
Unrecognized net asset at transition
  date, being recognized over 15 years       (37)        (37)
Additional minimum liability,
  recognized as a reduction of stock-
  holders equity                          (5,810)     (7,279)
                                       ______________________
Accrued pension liability               $(58,655)   $(51,793)
                                       ______________________


The following assumptions have been used in the actuarial determinations of the German Plans:


     Discount rate                                 7.0%
     Rate of increase in compensation levels       3.0%























       63
                Vishay Intertechnology, Inc.

  Notes to Consolidated Financial Statements (continued)



10.  Postretirement Medical Benefits

The Company pays limited health care premiums for certain eligible retired U.S. employees. Prior to 1993, the cost of these benefits, which was not significant, was charged to expense when the benefits were paid.

Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this new standard, the Company recognizes the cost of postretirement benefits over the active service period of its employees. The Company's past practice was to recognize these costs on a cash basis. The Company elected to recognize the transition obligation, which represents the previously unrecognized prior service cost, on a prospective basis over a twenty-year period. Prior-year financial statements have not been restated to apply the new standard.

Net postretirement benefit cost included in the following components (in thousands):

                                            December 31

                                          1994        1993
                                         ______________________


     Service cost                       $   214      $    351
     Interest cost                          453           713
     Net amortization and deferral          230           424
                                         ______________________
     Net postretirement benefit cost    $   897      $  1,488
                                         ______________________


The 1993 cost information does not include the effects of Plan amendments made at the end of 1993. Cash payments for these benefits were $357,000 and $288,000 for the years ended December 31, 1994 and 1993, respectively. The Company continues to fund postretirement medical benefits on a pay-as-you-go basis.

The status of the plan and amounts recognized in the Company's consolidated balance sheet were as follows (in thousands):

                                            December 31

                                          1994        1993
                                       ______________________

     Accumulated postretirement
     benefit obligation:
       Retirees                        $(2,173)    $ (2,234)
       Actives eligible to retire       (1,104)        (956)
       Other actives                    (2,719)      (3,028)
                                       ______________________
     Total                              (5,996)      (6,218)
     Unrecognized loss                     519          955
     Unrecognized transition
       obligation                        3,849        4,063
                                       ______________________
     Accrued postretirement benefit
       liability                       $(1,628)     $(1,200)
                                       ______________________























       65
                Vishay Intertechnology, Inc.

   Notes to Consolidated Financial Statements (continued)



10.  Postretirement Medical Benefits (continued)

The accumulated postretirement benefit obligation reflects Plan amendments made at the end of 1993 which capped employer contributions for each participant at the 1993 dollar amounts.
The discount rates used in the calculations were 8.25% for 1994 and 7.5% for 1993.

11.  Leases

Total rental expense under operating leases was $8,871,000, $7,528,000, and $9,577,000 for the years ended December 31, 1994,
1993, and 1992, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows: 1995--$6,608,000; 1996--$5,201,000;
1997--$3,653,000; 1998--$2,474,000; 1999--$1,987,000;
thereafter--$8,229,000.

12.  Financial Instruments

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1994 and 1993, the Company had no significant concentrations of credit risk. The amounts reported in the balance sheet for cash and cash equivalents and for short-term and long-term debt approximate fair value.

13.  Subsequent Event

On March 3, 1995, the Board of Directors declared a 5% stock dividend to be distributed on March 31, 1995 to shareholders of record on March 17, 1995. The stock dividend has been reflected in the December 31, 1994 consolidated balance sheet and share and per share information have been retroactively restated throughout the accompanying consolidated financial statements.




       66

                          Vishay Intertechnology, Inc.
            Notes to Consolidated Financial Statements (continued)

14.  Segment and Geographic Information

Vishay operates in one line of business--the manufacture of electronic components. Information about the Company's operations in different geographic areas is as follows (in thousands):

                     United States    Europe    Israel    Other   Elimination  Consolidated
                     _____________    ______    ______    _____   ___________  ____________
Year ended
December 31, 1994

Net sales to
  unaffiliated
  customers          $ 495,004*      $466,552  $  3,687  $ 22,594   $    -      $  987,837
Net sales
  between
  geographic
  areas                 25,339         65,705   139,615      -       (230,659)        -

Total net sales      $ 520,343       $532,257  $143,302   $22,594   $(230,659)  $  987,837

Operating profit     $  43,889       $ 15,129  $ 45,091   $ 4,842   $    -      $  108,951

General corporate
  expenses                                                                        (10,066)
Interest expense                                                                  (24,769)
Earnings before
  income taxes and
  cumulative effect
  of accounting
  change                                                                        $   74,116
Identifiable assets  $ 555,418      $614,998  $141,218  $22,325     $    -      $1,333,959

                    United States    Europe    Israel    Other   Elimination  Consolidated
                    _____________    ______    ______    _____   ___________  ____________
Year ended
December 31, 1993


Net sales to
  unaffiliated
  customers         $ 426,695*     $407,527  $ 3,923   $18,127   $     -      $ 856,272
Net sales between
  geographic
  areas                13,245        33,548   67,939       -        (114,732)       -
Total net sales     $ 439,940      $441,075  $71,862   $18,127     $(114,732) $ 856,272

Operating profit     $  31,302      $ 11,932  $33,467   $ 3,100     $    -     $  79,801

General corporate
  expenses                                                                         (8,283)
Interest expense                                                                  (20,624)
Earnings before
  income taxes and
  cumulative effect
  of accounting
  change                                                                         $  50,894

Identifiable assets  $ 375,456     $470,434   $85,634   $16,582      $    -      $ 948,106


                Vishay Intertechnology, Inc.

14.  Segment and Geographic Information (continued)

           United States    Europe    Israel    Other  Elimination  Consolidated
           _____________    ______    ______    _____  ___________  ____________
Year ended
December 31, 1992
_________________

Net sales to
 unaffiliated
 customers     $395,249*      $251,195   $ 3,762  $14,020  $    -      $ 664,226
Net sales between
  geographic
  areas          14,070         15,232    50,341      -       (79,643)       _

Total net
  sales        $409,319       $266,427    $54,103 $14,020  $ (79,643)  $ 664,226

Operating
  profit       $ 31,964       $ 11,765    $19,724 $   429  $    -      $  63,882

General corporate
  expenses                                                              (6,848)
Interest expense                                                        (19,110)
Earnings before
  income taxes and
  cumulative effect
  of accounting
  change                                                                $ 37,924

Identifiable
  assets         $346,938       $252,829   $47,658 $14,218  $    -      $661,643

     * Includes export sales of $107,196, $78,793, and $63,606 for the years ended December 31, 1994, 1993, and 1992, respectively.

Sales between geographic areas are priced to result in operating profit which approximates that earned on sales to unaffiliated customers. Operating profit is total revenue less operating expenses. In computing operating profit, general corporate expenses, interest expense, and income taxes were not deducted.

                        Vishay Intertechnology, Inc.

           Notes to Consolidated Financial Statements (continued)

15.  Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1994 and 1993 is as follows:

                                             (In thousands, except per share amounts)
                               First Quarter   Second Quarter  Third Quarter  Fourth Quarter  Total Year
                   1994     1993      1994      1993       1994       1993      1994      1993       1994      1993
Net sales       $226,015  $227,500  $226,683  $224,653  $260,963  $200,201  $274,176  $203,918  $987,837  $856,272
Gross profit      50,800    49,934    55,452    50,200    64,927    43,410    68,523    49,489   239,702   193,033
Earnings before
cumulative
effect
of accounting
change for
income taxes      12,658    11,038    14,226    12,082    14,561    10,696    17,502     8,832    58,947    42,648
Net earnings      12,658    12,465(1) 14,226    12,082    14,561    10,696    17,502     8,832    58,947    44,075
Eanirngs per
share (2):
Before cumulative
effect of
accounting
change              $.54      $.47      $.61      $.51      $.58      $.46      $.67      $.38     $2.40     $1.82
Net earnings        $.54      $.53(1)   $.61      $.51      $.58      $.46      $.67      $.38     $2.40     $1.88

(1)  Included in net earnings for the first quarter of 1993 is a one-time tax benefit of $1,427 or $.06 per share resulting from the adoption of
     FASB Statement No. 109, "Accounting for Income Taxes."
(2)  Adjusted to give retroactive effect to 5% stock dividends in March 1995, June 1994, and June 1993.



       70
                       SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VISHAY INTERTECHNOLOGY, INC.
    March 29, 1995           /s/Felix Zandman
                             Felix Zandman, Chairman
                             of the Board, President,
                             Chief Executive Officer
                                  & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


     March 29, 1995           /s/Felix Zandman
                              Felix Zandman, Chairman
                              of the Board, Director,
                              President and Chief
                              Executive Officer
                              (Principal Executive Officer)



     March 29, 1995           /s/Richard N. Grubb
                              Richard N. Grubb
                              Director, Vice President,
                              Treasurer and Chief
                              Financial Officer
                              (Principal Financial and
                              Accounting Officer)



     March 29, 1995           /s/Donald G. Alfson
                              Donald G. Alfson, Director and
                              Vice President
                              President of Vishay Electronic
                              Components, U.S. and Asia



     March 29, 1995           /s/Guy Brana
                              Guy Brana, Director




       71
     March 29, 1995           /s/Avi D. Eden
                              Avi D. Eden, Director



     March 29, 1995           /s/Robert A. Freece
                              Robert A. Freece, Director,
                              Senior Vice President



     March 29, 1995           /s/Eli Hurvitz
                              Eli Hurvitz, Director



     March 29, 1995           /s/Gerald Paul
                              Gerald Paul, Director and
                              Vice President
                              President of Vishay Electronic
                              Components, Europe



     March 29, 1995           /s/Edward B. Shils
                              Edward B. Shils, Director



     March 29, 1995           /s/Luella B. Slaner
                              Luella B. Slaner, Director



     March 29, 1995           /s/Mark I. Solomon
                              Mark I. Solomon, Director



     March 29, 1995           /s/Jean-Claude Tine
                              Jean-Claude Tine, Director

                       EXHIBIT INDEX


                                                 Page Number
Exhibit                                        in Sequentially
No.     Description                             Numbered Copy

2.1 Stock Purchase Agreement, dated July 12, 1994, between Thomas & Betts Corporation and Vishay
        Intertechnology, Inc.  Incorporated by
        reference to Exhibit (2.1) to the Current
        Report on 8-K dated July 18, 1994.

2.2 Purchase and Sale Agreement, dated as of November 14, 1991, among Sprague Technologies,
        Inc., Sprague Electric Company and Vishay
        Intertechnology, Inc.  Incorporated by
        reference to Exhibit 1 to the Current Report on Form 8-K dated November 14, 1991.

3.1 Certificate of Incorporation of Registrant, as amended and Certificate of Amendment of Restated Certificate of Incorporation of
        Registrant dated May 18, 1993. Incorporated by reference to Exhibit 3.1 to Form 10-K file number 1-7416 for fiscal year ended December 31, 1993 (the "1993 Form 10-K").

3.2     Amended and Restated Bylaws of Registrant.
        Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-13833 of
        Registrant on Form S-2 under the Securities Act of 1933 (the "Form S-2") and Amendment No. 1 to
        Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the 1993 Form 10-K.

10.1    Performance-Based Compensation Plan for Chief
        Executive Officer of Registrant. Incorporated by reference to Exhibit 10.1 to teh 1993 Form 10-K.

10.2    Amended and Restated Vishay Intertechnology,
        Inc. $302,500,000 Revolving Credit and Term
        Loan Agreement, dated as of July 18, 1994, by and among Comerica Bank, NationsBank of North
        Carolina, N.A., Berliner Handelsund Frankfurter
        Bank, Signet Bank Maryland, CoreStates Bank,
        N.A., Bank Hapoalim, B.M., ABN AMRO Bank N.V.,
        Credit Lyonnais New York Branch, Meridian Bank,
        Bank Leumi le-Israel, B.M. and Credit Suisse
        (collectively, the "Banks"), Comerica Bank, as agent for the Banks (the "Agent"), and Vishay
        Intertechnology, Inc. ("Vishay"). Incorporated by reference to Exhibit (10.1) to the Current
        Report on Form 8-K dated July 18, 1994.
PAGE

                                                 Page Number
Exhibit                                        in Sequentially
No.     Description                             Numbered Copy

10.3    Amended and Restated Vishay Beteiligungs GmbH
        DM 40,000,000 Revolving Credit and DM 9,506,000
        Term Loan Agreement, dated as of July 18, 1994, by and among the Banks, the Agent and Vishay
        Beteiligungs GmbH ("VBG"). Incorporated by reference to Exhibit (10.2) to the Current
        Report on Form 8-K dated July 18, 1994.

10.4    Amended and Restated Roederstein DM
        104,315,990.20 Term Loan Agreement, dated as of
        July 18, 1994, by and among the Banks, the Agent, Vishay and VBG. Incorporated by reference to Exhibit (10.3) to the Current
        Report on Form 8-K dated July 18, 1994.

10.5    Vishay Intertechnology, Inc. $200,000,000
        Acquisition Loan Agreement, dated as of July
        18, 1994, by and among the Banks, the Agent and Vishay. Incorporated by reference to Exhibit
        (10.4) to the Current Report on Form 8-K dated
        July 18, 1994.

10.6    Amended and Restated Guaranty by Vishay to the
        Banks, dated July 18, 1994. Incorporated by reference to Exhibit (10.5) to the Current
        Report on Form 8-K dated July 18, 1994.

10.7    Amended and Restated (domestic) Guaranty by
        Dale Holdings, Inc., Dale Electronics, Inc.,
        Measurements Group, Inc., Vishay Sprague
        Holdings Corp. and Sprague Sanford, Inc. to the
        Banks, dated July 18, 1994. Incorporated by reference to Exhibit (10.6) to the Current
        Report on Form 8-K dated July 18, 1994.

10.8    Amended and Restated Permitted Borrowers
        Guaranty by Vilna Equities Holding B.V., VBG,
        Draloric Electronic GmbH, E-Sil Components
        Ltd., Sfernice S.A. and Roederstein GmbH to the
        Banks dated July 18, 1994. Incorporated by reference to Exhibit (10.7) to the Current
        Report on Form 8-K dated July 18, 1994.

10.9   Agreement between First International Bank of
        Israel and Vishay Israel Ltd. dated January 28,
        1993.  Incorporated by reference to Exhibit
        (10.4) to the Current Report on Form 8-K, dated
        January 19, 1993.

                                                 Page Number
Exhibit                                        in Sequentially
No.     Description                             Numbered Copy

10.10   Amended and Restated Guaranty by Dale Holdings,
        Inc., Dale Electronics, Inc., Bradford
        Electronics, Inc., and Measurements Group, Inc.
        to the Banks, dated as of January 29, 1993.
        Incorporated by reference to Exhibit (10.6) to the Current Report on Form 8-K, dated January
        29, 1993.

10.11   Amended and Restated Permitted Borrowers
        Guaranty by Vilna Equities Holding B.V., Visra
        Electronics Financing, B.V., Draloric, E-Sil
        Components, Ltd., Vishay Components (U.K.)
        Limited, Sfernice, S.A., Ultronix, Inc., Techno
        Components Corporation and Ohmtek, Inc. to the
        Banks, dated as of January 29, 1993.
        Incorporated by reference to Exhibit (10.7) to the Current Report on Form 8-K, dated January
        29, 1993.

10.12   Guaranty by Vishay Sprague, Inc., Sprague North
        Adams, Sprague Sanford and Roederstein
        Electronics, Inc. to the Banks, dated January
        29, 1993.  Incorporated by reference to Exhibit
        (10.8) to the Current Report on Form 8-K, dated
        January 29, 1993.

10.13   Purchase and Transfer Agreement concerning
        Shares by and among, Mrs. Ute Roederstein, Mrs.
        Cornelia Bodinka, nee Roederstein, Ms. Claudia
        Roederstein, Mr. Jorg Roederstein, Mr. Till
        Roederstein and Vishay dated February 18, 1992.
        Incorporated by reference to Exhibit 10.2_ to the Current Report on Form 8-K, dated February
        18, 1992.

10.14   Notarial Offer for a Purchase and Transfer
        Agreement concerning Shares by Mr. Till
        Roederstein and Vishay Intertechnology, Inc.
        dated February 18, 1992. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 18, 1992.

10.15   Employment Agreement, dated as of March 15,
        1985, between the Company and Dr. Felix
        Zandman.  Incorporated by reference to Exhibit
        10.12 to the Form S-2.

                                                 Page Number
Exhibit                                        in Sequentially
No.     Description                             Numbered Copy

10.16   1986 Employee Stock Plan of the Company.
        Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8
        (No. 33-7850).

10.17   1986 Employee Stock Plan of Dale Electronics,
        Inc. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-
        8 (No. 33-7851).

10.18   Money Purchase Plan Agreement of Measurements
        Group, Inc.  Incorporated by reference to
        Exhibit 10(a)(6) to Amendment No. 1 to the
        Company's Registration Statement on Form S-7
        (No. 2-69970).
10.19   Lease of Concord Facility, dated February 14,
        1992.  Incorporated by reference to Exhibit
        (10.4) to the Current Report on Form 8-K, dated
        February 14, 1992.

10.20   Non-Competition Agreement among Sprague
        Technologies, Inc., Sprague Electric Company and Vishay Intertechnology, Inc., dated
        February 14, 1992. Incorporated by reference to Exhibit (10.7) to the Current Report on Form
        8-K, dated February 14, 1992.

11.     Statement regarding Computation of Per Share
        Earnings.

22.     Subsidiaries of the Registrant.

23.     Consent of Independent Auditors.

27.     Financial Data Schedule.

                                                      Exhibit 11

                   Vishay Intertechnology, Inc.

               Statement Regarding Computation of
                       Per Share Earnings
            (In thousands, except per share amounts)

PRIMARY AND FULLY DILUTED               Year Ended December 31
EARNINGS PER SHARE:                 1994          1993       1992
                                    _____________________________
Weighted average number of
  common shares outstanding          24,549     23,403     19,039

Effect of assumed conversion
  of convertible subordinated
  debentures                                                2,312
                                    _____________________________
Total                                24,549     23,403     21,351

Earnings before cumulative effect
  of accounting change              $58,947    $42,648    $30,413

Cumulative effect of accounting
  change for income taxes                        1,427
                                    _____________________________
Net Earnings                         58,947     44,075     30,413
                                    _____________________________


Add interest on convertible
  subordinated debentures,
  net of income tax effect                                  2,721
                                    _____________________________
Total                               $58,947     $44,075   $33,134
                                    _____________________________


Earnings per share:

Before cumulative effect of
  accounting change                   $2.40       $1.82     $1.55

Accounting change for income taxes       --        0.06        --
                                    _____________________________
Net earnings per share                $2.40       $1.88     $1.55
                                    _____________________________



                                                      Exhibit 22

                           COMPANY SUBSIDIARIES
                         (As of December 31, 1994)


Name                                 Jurisdiction       Ownership

Nippon Vishay, K.K.                    Japan                100%
Vishay F.S.C., Inc.                    U.S. Virgin Islands  100%
VSH Holdings, Inc.                     Delaware             100%
Roederstein Electronics, Inc.          Delaware             100%
Measurements Group, Inc.               Delaware             100%
  Measurements Group GmbH              Germany              100%
    Grupo Da Medidas Iberica S.L.      Spain                100%
  Vishay Micromesures SA               France               100%
Vishay Acquisition Holdings Corp.      Delaware             100%
  Vitramon, Incorporated               Delaware             100%
    Vitramon Pty. Limited (Australia)  Australia            100%
    Vitramon Japan Limited             Japan                100%
    Vitramon do Brasil Ltda.           Brazil               100%
    Vitramon Singapore                 Singapore            100%
Vishay Israel Limited                  Israel               100%
  Z.T.R. Electronics Ltd.              Israel               100%
  Vishay International Trade Ltd.      Israel               100%
  Dale Israel Electronics
    Industries, Ltd.                   Israel               100%
  Draloric Israel Ltd.                 Israel               100%
  V.I.E.C. Ltd.                        Israel               100%
  Vilna Equities Holding, B.V.         Netherlands          100%
     Visra Electronics Financing B.V.  Netherlands          100%
  Measurements Group (UK) Ltd.         U.K.                 100%
Vishay Europe GmbH                     Germany             65.7%
                                                by Vishay Israel
                                                 27.3% by Vishay
                                                   5.5% by Vilna
                                                    1.5% by Dale
  Draloric Electronic, GmbH            Germany              100%
   Draloric Electronic SPOL S RO       Czech Republic       100%
  Roederstein GmbH                     Germany              100%
   Vitramon, GmbH                      Germany              100%
   Roederstein-Produktionsgesellschaft Germany              100%

   GmbH
   Roederstein Electronics
      Portugal Lda.                    Portugal             100%
   Roederstein Bauelemente
      Vertrieb GmbH                    Germany               70%
   Roederstein Bauelemente
      Vertrieb A.G.                    Germany              100%
   Roederstein Vertrieb
      Elektronischer                   Austria             77.78%

   Bauelemente Ges. mbH
   Klevestav-Roederstein
     Festigheter AB                    Sweden                 50%
   Djie Roederstein Electronische      Netherlands            40%
   Onderdelen B.V.
   N.V. Roederstein Electronics        Belgium                48%
   Components S.A.
   Fabrin-Roederstein A.S.             Denmark                40%
   OY OKAB-Roederstein AB              Finland              44.4%
   Roederstein Finland OY              Finland                40%
   ROGIN Electronic S.A.               Spain                  33%
   Roederstein Norge AS                Norway                 40%
   Roederstein-Hilfe-GmbH              Germany               100%
Sfernice S.A.                          France               99.8%
   Vitramon, France                    France                100%
   Vishay Composants Electroniques     France              97.94%
   Nicolitch S.A.                      France                100%
      Gravures Industrielles           France                100%
      Mulhousiennes S.A.
   Sfernice Ltd.                       U.K.                  100%
   Aztronic S.A.                       France                100%
   Ultronix, Inc.                      Delaware              100%
      Ohmtek, Inc.                     New York              100%
      Techno Components Corp.          Delaware              100%
   E-Sil Components Ltd.               U.K.                  100%
      Vitramon, U.K.                   U.K.                  100%
      Vishay Components (UK) Ltd.      U.K.                  100%
      Steatite-Roederstein, Ltd.       England               100%
      Grued Corp.                      Delaware              100%
        Con-Gro, Corp.                 Delaware              100%
      Gro-Con, Inc.                    Delaware              100%
        Angstrohm Precision, Inc.      Delaware              100%
        Angstrohm Holdings, Inc.       Delaware              100%
      Alma Components Ltd.             Guernsey              100%
      Vishay Resistor Products
        (UK) Ltd.                      U.K.                  100%
      Heavybarter, Unlimited           U.K.                  100%
      Vishay-Mann Limited              U.K.                  100%
Dale Holdings, Inc.                    Delaware              100%
  Dale Electronics, Inc.               Delaware              100%
      Componentes Dale
        de Mexico S.A. de C.V.         Mexico                100%
      Electronica Dale de
        Mexico S.A. de C.V.            Mexico                100%
      Vishay Electronic Components     Singapore             100%
      Asia Pte., Ltd.
      Jefel de Mexico S.A. de C.V.     Mexico                100%
      Nytron Inductors, Inc.           South Carolina        100%
      The Colber Corporation           New Jersey            100%
      Dale Test Laboratories, Inc.     South Dakota          100%
      Angstrohm Precision, Inc.        Maryland              100%
   Bradford Electronics, Inc.          Delaware              100%

PAGE

Vishay Sprague Holdings Corp.          Delaware              100%
   Sprague Palm Beach, Inc.            Delaware              100%
   Sprague North Adams, Inc.           Massachusetts         100%
   Sprague Sanford, Inc.               Maine                 100%
   Vishay Sprague, Inc.                Delaware              100%
   Sprague France S.A.                 France                100%
   Vishay Sprague Canada
     Holdings, Inc.                    Canada                100%
     Sprague Electric of
        Canada, Ltd.                   Canada                100%


___________________
Note:  Names of Subsidiaries are indented under name of Parent.

                                                      Exhibit 23

                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-7850 and No. 33-7851) pertaining to the 1986 Employee Stock Plan of Vishay Intertechnology, Inc. and the 1986 Employee Stock Plan of Dale Electronics Inc. and in the related Prospectuses of our report dated February 8, 1995, (except for Note 13, as to which the date is March 3, 1995) with respect to the consolidated financial statements of Vishay Intertechnology, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1994.


                                       Ernst & Young LLP


Philadelphia, Pennsylvania
March 29, 1995

[ARTICLE]
[LEGEND]
[RESTATED]
[CIK]
[NAME]
[MULTIPLIER]   1,000
[CURRENCY]
[FISCAL-YEAR-END]   12-31-94
[PERIOD-START]
[PERIOD-END]   12-31-94
[PERIOD-TYPE]   YEAR
[EXCHANGE-RATE]

[CASH]  26,857
[SECURITIES]
[RECEIVABLES]   173,991
[ALLOWANCES]   (8,803)
[INVENTORY]   303,607
[CURRENT-ASSETS]   560,561
[PP&E]   733,962
[DEPRECIATION]   (201,671)
[TOTAL-ASSETS]   1,333,959
[CURRENT-LIABILITIES]   232,239
[BONDS]
[COMMON]     2,257
[PREFERRED-MANDATORY]
[PREFERRED]
[OTHER-SE]    562,831
[TOTAL-LIABILITY-AND-EQUITY]    1,333,959
[SALES]           987,837
[TOTAL-REVENUES]     987,837
[CGS]           748,135
[TOTAL-COSTS]      748,135
[OTHER-EXPENSES]     140,817
[LOSS-PROVISION]
<INTEREST EXPENSE>    24,769
[INCOME-PRETAX]    74,116
[INCOME-TAX]      15,169
[INCOME-CONTINUING]    58,947
[DISCONTINUED]
[EXTRAORDINARY]
[CHANGES]
[NET-INCOME]    58,947
[EPS-PRIMARY]  2.40
[EPS-DILUTED]  2.40