Form 10-K/A
period 1994-12-31
VISHAY INTERTECHNOLOGY INC
filed 1995-04-26
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K/A

    The sole purpose of this amendment is to resubmit the Financial Data Schedule (Ex-27) with the proper "data tags" required under EDGAR.

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





April 25, 1995                      VISHAY INTERTECHNOLOGY, INC.


                                     by:/s/ Richard N. Grubb
                                        Richard N. Grubb
                                        Director, Vice President,
                                        Treasurer and Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)