Form 10-Q
period 1995-03-31
VISHAY INTERTECHNOLOGY INC
filed 1995-05-05
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
Room 1004
450 Fifth Street, NW
Washington, DC 20549

RE:  Quarterly Report on Form 10-Q

Gentlemen:

We are transmitting for filing the quarterly report of Vishay
Intertechnology, Inc. On Form 10-Q for the quarter ended March 31,
1995.


               Sincerely yours.
               Vishay Intertechnology, Inc.


                    /s/ Richard N. Grubb
               -----------------------------
               Richard N. Grubb
               Vice President, Treasurer


                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q



(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------  to ---------------

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

Registrant's telephone number, including area code (610) 644-1300






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  x       No
                            ----     ----




As of May 5, 1995 registrant had 22,642,133 shares of its Common
Stock and 3,716,047 shares of its Class B Common Stock outstanding.








                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                  MARCH 31, 1995

                                CONTENTS




                                                            Page No.
                                                            --------

PART I.        FINANCIAL INFORMATION


      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               March 31, 1995 and December 31, 1994


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               March 31, 1995 and 1994


               Consolidated Condensed Statements of             6
               Cash Flows - Three Months Ended
               March 31, 1995 and 1994


               Notes to Consolidated Condensed                  7
               Financial Statements


      Item 2.  Management's Discussion and Analysis            8-10
               of Financial Condition and Results of
               Operations




PART II.       OTHER INFORMATION                               11

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                          March 31            December 31
ASSETS                                     1995                 1994
                                        ----------           ----------
CURRENT ASSETS
  Cash and cash equivalents                $24,743              $26,857
  Accounts receivable                      201,242              165,188
  Inventories:
    Finished goods                         113,678              101,008
    Work in process                         93,983               94,005
    Raw materials                          121,754              108,594
  Prepaid expenses and
   other current assets                     67,711               64,909
                                        ----------           ----------
            TOTAL CURRENT ASSETS           623,111              560,561



PROPERTY AND EQUIPMENT - AT COST
  Land                                      47,413               40,113
  Buildings and improvements               180,229              171,689
  Machinery and equipment                  505,782              473,471
  Construction in progress                  64,335               48,689
  Allowance for depreciation              (222,141)            (201,671)
                                        ----------           ----------
                                           575,618              532,291

GOODWILL                                   232,595              226,534


OTHER ASSETS                                18,192               14,573
                                        ----------           ----------
                                        $1,449,516           $1,333,959
                                        ==========           ==========

                                         March 31           December 31
LIABILITIES AND STOCKHOLDERS' EQUITY       1995                 1994
                                        ----------           ----------
CURRENT LIABILITIES
  Notes payable to banks                   $27,887              $28,285
  Trade accounts payable                    67,921               63,318
  Payroll and related expenses              46,196               39,155
  Other accrued expenses                    65,051               64,505
  Income taxes                               6,735                1,849
  Current portion of long-term debt         36,889               35,127
                                        ----------           ----------
       TOTAL CURRENT LIABILITIES           250,679              232,239

LONG-TERM DEBT                             434,952              402,337

DEFERRED INCOME TAXES                       42,468               39,889

OTHER LIABILITIES                           21,961               19,177

ACCRUED RETIREMENT COSTS                    82,389               75,229


STOCKHOLDERS' EQUITY
  Common stock                               2,264                2,257
  Class B common stock                         372                  377
  Capital in excess of par value           510,595              509,966
  Retained earnings                         75,737               53,734
  Foreign currency translation adjustment   34,220                4,584
  Unearned compensation                       (311)                 (20)
  Pension adjustment                        (5,810)              (5,810)
                                        ----------           ----------
                                           617,067              565,088
                                        ----------           ----------
                                        $1,449,516           $1,333,959
                                        ==========           ==========


See notes to consolidated condensed financial statements.












VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                             Three Months Ended
                                                  March 31
                                           1995                 1994
                                        ----------           ----------

Net sales                                 $310,284             $226,015
Costs of products sold                     231,019              175,215
                                        ----------           ----------
                    GROSS PROFIT            79,265               50,800

Selling, general, and
  administrative expenses                   41,120               30,176
Amortization of goodwill                     1,600                  801
                                        ----------           ----------
                OPERATING INCOME            36,545               19,823

Other income (expense):
  Interest expense                          (8,319)              (5,040)
  Other                                        (13)                 468
                                        ----------           ----------
                                            (8,332)              (4,572)
                                        ----------           ----------
         EARNINGS BEFORE INCOME TAXES       28,213               15,251

Income taxes                                 6,179                2,593
                                        ----------           ----------
                    NET EARNINGS           $22,034              $12,658
                                        ==========           ==========

Net earnings per share                       $0.84                $0.54
                                        ==========           ==========

Weighted average shares outstanding         26,351               23,406








See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                             Three Months Ended
                                                  March 31
                                           1995                 1994
                                        ----------           ----------
OPERATING ACTIVITIES
  Net earnings                             $22,034              $12,658
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
      Depreciation and amortization         16,871               12,997
      Other                                  1,855               (3,139)
      Changes in operating assets
       and liabilities                     (35,114)             (21,941)
                                        ----------           ----------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES                   5,646                  575

INVESTING ACTIVITIES
  Purchases of property
   and equipment-net                       (33,008)             (18,534)
                                        ----------           ----------
    NET CASH USED IN
      INVESTING ACTIVITIES                 (33,008)             (18,534)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings        80,131               51,521
  Payments on long-term borrowings         (54,552)             (37,348)
  Net increase (decrease) in
   short-term borrowings                    (1,607)              12,054
                                        ----------           ----------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                  23,972               26,227
Effect of exchange rate
 changes on cash                             1,276                  (44)
                                        ----------           ----------
    INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                      (2,114)               8,224

Cash and cash equivalents
 at beginning of period                     26,857               10,931
                                        ----------           ----------
    CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                     $24,743              $19,155
                                        ==========           ==========



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 1995


Note 1:   Basis of Presentation
- -------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1994.

Note 2:   Earnings Per Share
- ----------------------------

Earnings per share amounts for all periods presented reflect 5% stock dividends paid on June 13, 1994 and March 31, 1995. Earnings per share for the three month period ended March 31, 1995 reflect the issuance of
2.79 million shares of common stock in August 1994.

Note 3:  Acquisition
- --------------------

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

Pro forma unaudited results of operations for the three months ended March 31, 1994, assuming consummation of the Vitramon acquisition and related financing as of January 1, 1994, is as follows (in thousands, except net earnings per share):


                               Pro Forma
                         Three Months Ended
                            March 31, 1994
                         ------------------

Net sales                     $ 261,523
Net earnings                  $  16,721
Net earnings per share        $    0.64

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the quarter ended March 31, 1995 increased $84,269,000 or 37% from the comparable period of the prior year. The increase reflects the acquisition of Vitramon in July 1994 and the strong performance of Vishay's surface mount components businesses. Net sales of Vitramon were $43,698,000 for the quarter ended March 31, 1995. Net sales, exclusive of Vitramon, increased by $40,571,000 or 18% for the quarter ended March 31, 1995.

In addition, the weakening of the U.S. dollar against foreign currencies in the first quarter of 1995 in comparison to the prior year's quarter resulted in an increase in reported sales of $16,632,000.

Net sales, exclusive of Vitramon and foreign currency fluctuations, in the United States and Europe increased 11% over the first quarter of the prior year. Net bookings, exclusive of Vitramon, for the quarter ended March 31, 1995 increased by 22.3% over the comparable prior year period. Net bookings of Vitramon for the quarter ended March 31, 1995 increased by 31.3% over the prior year's quarter.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                      Three Months Ended
                                           March 31
                                       1995      1994
                                      ------    ------
Costs of products sold                  74.5      77.5
Gross profit                            25.5      22.5
Selling, general and
 administrative expenses                13.3      13.4
Operating income                        11.8       8.8
Earnings before income taxes             9.1       6.7
Effective tax rate                      21.9      17.0
Net earnings                             7.1       5.6

Costs of products sold for the quarter ended March 31, 1995 were 74.5% of net sales, as compared to 77.5% for the comparable prior year period. The factors contributing to this decrease included: i) the effect of the peso devaluation, which contributed approximately $900,000 to the gross profit for the quarter ended March 31, 1995, ii) the fact that gross profits for Vitramon were higher than Vishay's other operating companies, iii) Israeli government grants of $2,589,000 for the quarter ended March 31, 1995, as compared to $1,821,000 for the comparable prior year period, and
iv) an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures.

The increase in Israeli government grants resulted primarily from an increase in the Company's work force in Israel. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel.

Selling, general, and administrative expenses for the quarter ended March 31, 1995 were 13.3% of net sales, as compared to 13.4% for the comparable prior year period. While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

Interest costs increased by $3,279,000 for the quarter ended March 31, 1995 over the comparable prior year period as a result of an increase in the floating rates of Vishay's bank indebtedness and an overall increase in debt incurred for the acquisition of Vitramon and purchases of property and equipment.

The effective tax rate for the quarter ended March 31, 1995 was 21.9% compared to 17.0% for the comparable prior year period. The effective tax rate for calendar year 1994 was 20.5%. The higher tax rate for the quarter ended March 31, 1995 reflects the inclusion of Vitramon earnings which tend to be generated in higher tax jurisdictions.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,072,000 and $2,521,000 for the quarter ended March 31, 1995 and 1994, respectively. This period to period increase is primarily a result of increased earnings for the Israeli operations. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Financial Condition
- -------------------

Cash flows from operations were $5,646,000 for the quarter ended March 31, 1995 compared to $575,000 for the prior year's period. Included in net cash provided by operating activities is $3,778,000 and $6,500,000 of cash payments made in the first quarter of 1995 and 1994, respectively, for accruals the Company established in connection with acquisitions. Net purchases of property and equipment for the quarter ended March 31, 1995 were $33,008,000 compared to $18,534,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $23,972,000 for the quarter ended March 31, 1995 includes increased borrowings used primarily to finance the additions to property and equipment.

The Company has established accruals relating to the Vitramon acquisition of $14,045,000. These accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures over the next twelve months.

The Company's financial condition at March 31, 1995 is strong, with a current ratio of 2.5 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .7 to 1 at March 31, 1995 and December 31, 1994.

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

          (a)  Exhibits
               27. Financial Data Schedule

          (b)  Reports on Form 8-K
               Not applicable

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                              ----------------------------
                              Richard N. Grubb
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date: May 5, 1995
      -----------