Form 10-Q
period 1995-06-30
VISHAY INTERTECHNOLOGY INC
filed 1995-08-04
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549

                         FORM 10-Q

(Mark One)
     x     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

    ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________ to _______________

                 Commission File Number 1-7416

                   VISHAY INTERTECHNOLOGY, INC.
      (Exact name of registrant as specified in its charter)

       DELAWARE                             38-1686453
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)     Identification Number)


63 Lincoln Highway, Malvern, Pennsylvania                   19355
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (610) 644-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No ___

As of August 3, 1995 registrant had 45,488,267 shares of its Common Stock and 7,232,094 shares of its Class B Common Stock outstanding.

                    VISHAY INTERTECHNOLOGY, INC.

            FORM 10-Q                               JUNE 30, 1995

                            CONTENTS
                                                        Page No.
                                                        ________

PART I        FINANCIAL INFORMATION

    Item 1.   Consolidated Condensed Balance Sheets -      3-4
              June 30, 1995 and December 31, 1994

              Consolidated Condensed Statements of           5
              Operations - Three Months Ended
              June 30, 1995 and 1994

              Consolidated Condensed Statements of           6
              Operations - Six Months Ended June
              30, 1995 and 1994

              Consolidated Condensed Statements of           7
              Cash Flows - Six Months Ended
              June 30, 1995 and 1994

              Notes to Consolidated Condensed              8-9
              Financial Statements

     Item 2.  Management's Discussion and Analysis       10-12
              of Financial Condition and Results of
              Operations

PART II.      OTHER INFORMATION                          13-14

VISHAY INTERTECHNOLOGY, INC.  AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)
                                     June 30         December 31
ASSETS                                1995               1994
                                    _________        ___________
CURRENT ASSETS
  Cash and cash equivalents          $28,514            $26,857
  Accounts receivable                208,648            165,188
  Inventories:
     Finished goods                  118,146            101,008
     Work in process                  95,931             94,005
     Raw materials                   121,737            108,594
  Prepaid expenses and other
    current assets                    72,261             64,909
                                  __________          __________
       TOTAL CURRENT ASSETS          645,237            560,561


PROPERTY AND EQUIPMENT - AT COST
  Land                                48,141             40,113
  Buildings and improvements         184,625            171,689
  Machinery and equipment            520,811            473,471
  Construction in progress            76,571             48,689
  Allowance for depreciation        (230,655)          (201,671)
                                    ________            ________
                                     599,493             532,291


GOODWILL                             231,245             226,534


OTHER ASSETS                          18,265              14,573
                                    ________            ________
                                  $1,494,240          $1,333,959
                                   =========           =========

                                        June 30       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY      1995           1994
                                        _______        __________

CURRENT LIABILITIES
  Notes payable to banks                $28,381          $28,285
  Trade accounts payable                 70,501           63,318
  Payroll and related expenses           49,915           39,155
  Other accrued expenses                 61,034           64,505
  Income taxes                           11,565            1,849
  Current portion of long-term debt      37,422           35,127
                                       ________          _______
     TOTAL CURRENT LIABILITIES          258,818          232,239

LONG-TERM DEBT                          444,707          402,337

DEFERRED INCOME TAXES                    43,238           39,889

OTHER LIABILITIES                        20,762           19,177

ACCRUED RETIREMENT COSTS                 83,659           75,229


STOCKHOLDERS' EQUITY
  Common stock                            4,549            2,257
  Class B common stock                      723              377
  Capital in excess of par value        508,097          509,966
  Retained earnings                     100,461           53,734
  Foreign currency translation
    adjustment                           35,441            4,584
  Unearned compensation                    (405)             (20)
  Pension adjustment                     (5,810)          (5,810)
                                      __________       __________
                                         643,056          565,088
                                      __________       __________
                                      $1,494,240       $1,333,959
                                      ==========       ==========

See notes to consolidated condensed financial statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)
                                           Three Months Ended
                                                June 30

                                         1995              1994
                                         ____              ____

Net sales                              $315,461          $226,683
Costs of products sold                  231,935           171,231
                                     __________        __________
       GROSS PROFIT                      83,526            55,452

Selling, general, and
  administrative expenses                40,523            31,451
Amortization of goodwill                  1,593               849
                                     __________       ___________
       OPERATING INCOME                  41,410            23,152

Other income (expense):
   Interest expense                      (8,573)          (5,396)
   Other                                   (305)            (435)
                                     __________        __________
                                         (8,878)          (5,831)
                                     __________       ___________

       EARNINGS BEFORE INCOME TAXES      32,532           17,321

   Income taxes                           7,808            3,095
                                     __________       ___________
           NET EARNINGS                 $24,724          $14,226
                                       ========         ========

   Net earnings per share                 $0.47            $0.30
                                       =========         ========

   Weighted average shares outstanding   52,718           46,815




See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)
                                            Six Months Ended
                                                 June 30
                                       1995                1994
                                       ____                ____

Net sales                             $625,745          $452,698
Costs of products sold                 462,954           346,446
                                     __________        __________
         GROSS PROFIT                  162,791           106,252

Selling, general, and
  administrative expenses               81,643            61,627
Amortization of goodwill                 3,193             1,650
                                     __________       ___________
         OPERATING INCOME               77,955            42,975

Other income (expense):
   Interest expense                   (16,892)           (10,436)
   Other                                 (318)                33
                                     __________       ___________
                                      (17,210)           (10,403)
                                      ________          ________


   EARNINGS BEFORE INCOME TAXES        60,745             32,572

Income taxes                           13,987              5,688
                                     __________       ___________
          NET EARNINGS                $46,758            $26,884
                                      ========         =========
Net earnings per share                  $0.89              $0.57

Weighted average shares outstanding    52,710             46,813





See notes to consolidated condensed financial statements.
/TABLE

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
                                              Six Months Ended
                                                   June 30
                                            1995           1994
                                            ____           ____

OPERATING ACTIVITIES
  Net earnings                             $46,758       $26,884
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization           33,494       26,034
     Other                                      772        3,140
     Changes in operating assets
       and liabilities                      (44,339)     (45,780)
                                          __________    _________
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                      36,685       10,278

INVESTING ACTIVITIES
  Purchases of property and
    equipment-net                          (70,460)      (42,941)
                                          __________    _________
   NET CASH USED IN INVESTING
     ACTIVITIES                            (70,460)      (42,941)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings         159,314     118,562
  Payments on long-term borrowings          (124,227)    (88,976)
  Net (payments) proceeds on short-
  term borrowings                             (1,193)     10,029
                                          __________    _________
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                      33,894      39,615
  Effect of exchange rate changes on cash      1,538         277
                                          __________    _________
    INCREASE IN CASH AND
      CASH EQUIVALENTS                         1,657       7,229

Cash and cash equivalents at beginning
  of period                                   26,857      10,931
                                          __________    _________
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                           $28,514     $18,160
                                             ========    =======

See notes to consolidated condensed financial statements.
/TABLE

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 1995

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

Note 2:  Earnings Per Share

Earnings per share amounts for all periods reflect a 5% stock dividend paid March 31, 1995 and a 2-for-1 stock split paid on June 16, 1995. Earnings per share for the three and six month periods ended June 30, 1995 reflect the issuance of 2.79 million shares of common stock in August 1994 (5.58 million shares after adjustment for 2-for-1 stock split).

Note 3: Long-Term Debt

In June 1995, the Company entered into an amendment to its Revolving Credit and Term Loan agreements with a group of banks. The amendment increased the Company's domestic revolving facility from $200,000,000 to $300,000,000, extended the maturity of its domestic and Deutsche Mark denominated revolving credit facilities from December 31, 1997 to December 31, 2000, and relaxed certain covenants.

Note 4:  Acquisition

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

Pro forma unaudited results of operations for the three and six month periods ended June 30, 1994, assuming consummation of the Vitramon acquisition and related financing as of January 1, 1994, is as follows (in thousands, except net earnings per share):


                             Pro Form            Pro Forma
                        Three Months Ended     Six Months Ended
                          June 30, 1994          June 30, 1994
                          _____________          _____________

Net sales                  $  260,791             $ 522,314
Net earnings               $   17,687             $  34,408
Net earnings per share     $     0.34             $    0.66

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations
_____________________

Net sales for the quarter and six months ended June 30, 1995 increased $88,778,000 or 39.2% and $173,047,000 or 38.2%, respectively, from the comparable periods of the prior year. The increase reflects the acquisition of Vitramon in July 1994 and the strong performance of Vishay's surface mount components businesses. Net sales of Vitramon were $44,055,000 and $87,753,000, respectively, for the quarter and six months ended June 30, 1995. Net sales, exclusive of Vitramon, increased by $44,723,000 or 19.7% and $85,294,000 or 18.8% for the quarter and six months, respectively.

In addition, the weakening of the U.S. dollar against foreign currencies in the quarter and six months ended June 30, 1995 in comparison to the prior year's periods resulted in increases in reported sales of $19,163,000 and $35,795,000, respectively.

Net sales, exclusive of Vitramon and foreign currency fluctuations, increased 11% over the quarter and six months of the prior year. Net bookings, exclusive of Vitramon, for the quarter and six months ended June 30, 1995 increased by 24.3% and 23.4%, respectively, over the comparable prior year periods. Net bookings of Vitramon for the quarter and six months ended June 30, 1995 increased by 13.1% and 21.8%, respectively, over the prior year's periods.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                          Three Months Ended     Six Months Ended
                               June 30                June 30
                          1995          1994     1995        1994
                          ____          ____     ____        ____

Costs of products sold     73.5         75.5     74.0        76.5
Gross profit               26.5         24.5     26.0        23.5
Selling, general and
 administrative expenses   12.8         13.9     13.0        13.6
Operating income           13.1         10.2     12.5         9.5
Earnings before income
  taxes                    10.3          7.6      9.7         7.2
Effective tax rate         24.0         17.9     23.0        17.5
Net earnings                7.8          6.3      7.5         5.9

Costs of products sold for the quarter and six months ended June
30, 1995 were 73.5% and 74.0% of net sales, respectively, as compared to 75.5% and 76.5%, respectively, for the comparable prior year periods. The factors contributing to this decrease included: i)the effect of the peso devaluation, which contributed approximately $900,000 and $1,800,000 to the gross profit for the quarter and six months ended June 30, 1995, ii) the fact that gross profits for Vitramon were higher than Vishay's other operating companies, iii) Israeli government grants of $3,351,000 and $5,940,000, for the quarter and six months ended June 30, 1995, respectively, as compared to $2,336,000 and $4,157,000, respectively, for the comparable prior year periods, and iv) an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures. The increase in Israeli government grants resulted primarily from an increase in the Company's work force and capital investment in Israel.

Selling, general, and administrative expenses for the quarter and six months ended June 30, 1995 were 12.8% and 13.0% of net sales, respectively, as compared to 13.9% and 13.6% for the comparable prior year periods. While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

Interest costs increased by $3,177,000 and $6,456,000 for the quarter and six months ended June 30, 1995 over the comparable prior year periods as a result of an increase in the floating rates of Vishay's bank indebtedness and an overall increase in debt incurred for the acquisition of Vitramon and purchases of property and equipment.

The effective tax rate for the quarter and six months ended June 30, 1995 were 24.0% and 23.0%, respectively, compared to 17.9% and 17.5% for the comparable prior year periods. The effective tax rate for calendar year 1994 was 20.5%. The higher tax rates for the quarter and six months ended June 30, 1995 reflect the inclusion of Vitramon earnings which tend to be generated in higher tax jurisdictions.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,123,000 and $3,421,000 for the quarters ended June 30, 1995 and 1994, respectively, and $8,195,000 and $5,942,000 for the six month periods ended June 30, 1995 and 1994, respectively. The period to period increases are primarily a result of increased earnings for the Israeli operations as a result of increased production. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Financial Condition
___________________

Cash flows from operations were $36,685,000 for the six months ended June 30, 1995 compared to $10,278,000 for the prior year's period. Included in net cash provided by operating activities is $7,152,000 and $7,645,000 of cash payments made in the first six months of 1995 and 1994, respectively, for accruals the Company established in connection with acquisitions. Net purchases of property and equipment for the six months ended June 30, 1995 were $70,460,000 compared to $42,941,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $33,894,000 for the six months ended June 30, 1995 includes borrowings used primarily to finance the additions to property and equipment.

The Company has established accruals relating to the Vitramon acquisition of $13,532,000. These accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures over the next twelve months.

In June 1995, the Company entered into an amendment to its Revolving Credit and Term Loan agreements with a group of banks. The amendment increased the Company's domestic revolving facility from $200,000,000 to $300,000,000, extended the maturity of its domestic and Deutsche Mark denominated revolving credit facilities from December 31, 1997 to December 31, 2000, and relaxed certain covenants.

The Company's financial condition at June 30, 1995 is strong, with a current ratio of 2.5 to 1. The Company's ratio of long-term debt (less current portion) to stockholder's equity was .7 to 1 at June 30, 1995 and December 31, 1994.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Inflation
_________

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

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
               None

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders

                  (a)  The Company held its Annual Meeting of
                       Stockholders on May 19, 1995.

                  (b)  Proxies for the meeting were solicited
                       pursuant to Regulation 14A of the
                       Securities Exchange Act of 1934, as
                       amended.  There was no solicitation in
                       opposition to management's nominees for
                       the directors as listed in the definitive proxy statement of the Company dated April 14, 1995, and all such nominees were elected.

                  (c)  Briefly described below is each matter
                       voted upon at the Annual Meeting of
                       Stockholders.

                       (i) Election of the following individuals
                           to hold office as Directors of the
                           Company until the next Annual Meeting
                           of Stockholders:

                          Total Class A Common Stock voted was
                          17,468,028.

                                                         Broker
                         For       Against     Abstain  Non-Votes
                      ___________________________________________

  Felix Zandman       17,132,232   335,796        0         0
  Donald G. Alfson    17,133,335   334,693        0         0
  Avi D. Eden         17,133,335   334,693        0         0
  Robert A. Freece    17,132,936   335,092        0         0
  Richard M. Grubb    17,134,672   333,356        0         0
  Eli Hurvitz         17,134,672   333,356        0         0
  Gerald Paul         17,134,672   333,356        0         0
  Edward Shils        17,129,695   338,333        0         0
  Luella B. Slaner    17,131,291   336,737        0         0

  Mark I. Solomon     17,134,672   333,356        0         0
  Jean-Claude Tine    17,130,664   337,364        0         0

             Total Class B Common Stock voted was 3,695,179 in favor, 0 against, 0 abstained, and 0 broker non-votes.

          (ii) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1995.
                Total Class A Common Stock voted was 17,418,541 in favor, 22,893 against, 26,594 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 3,695,179 in favor, 0 against, 0 abstained, and 0 broker non-votes.

          (iii) Approval of proposal to adopt the Stock Option Program plan for the Chief Executive Officer and certain selected individuals. Total Class A Common Stock voted was 16,414,641 in favor, 692,545 against, 360,842 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 3,694,738 in favor, 441 against, 0 abstained and 0 broker non-votes.

          (iv) Approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to increase authorized shares of common stock. Total Class A Common Stock voted was 15,579,402 in favor, 1,506,114 against, 382,512 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 3,695,179 in favor, 0 against, 0 abstained and 0 broker non-votes.

Item 5.   Other Information
                None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.     Description of Exhibits

                3.1            Certificate of Amendment of

                               Restated Certificate of

                               Incorporation of the Company,

                               dated May 23, 1995, and Composite

                               Amended and Restated Certificate

                               of Incorporation of the Company,

                               as of August 3, 1995.

               10.1 The First Amendment, dated June 27, 1995, to the Amended and Restated Vishay Intertechnology,
                               Inc. $302,500,000 Revolving Credit
                               and Term Loan Agreement dated as
                               of July 18, 1994 by and among
                               Comerica Bank, NationsBank of
                               North Carolina, N.A., Berliner
                               Handels-und Frankfurter Bank,
                               Signet Bank Maryland, CoreStates
                               Bank, N.A., Bank Hapoalim, B.M.,
                               ABN AMRO Bank N.V., Credit
                               Lyonnais New York Branch, Meridian
                               Bank, Bank Leumi le-Israel, B.M.
                               and Credit Suisse (collectively,
                               the "Banks"), Comerica Bank, as
                               agent for the Banks (the "Agent"),
                               and Vishay Intertechnology, Inc.
                               ("Vishay"), and the Vishay
                               Intertechnology, Inc. $200,000,000
                               Acquisition Loan Agreement dated
                               as of July 18, 1994 by and among
                               the Banks, the Agent and Vishay.

               10.2 The First Amendment, dated June 27, 1995, to the Amended and Restated Vishay Europe GmbH DM 40,000,000 Revolving Credit and DM 9,506,000 Term Loan Agreement dated as of July 18, 1994 by and among the Banks, the Agent and Vishay Europe GmbH ("VEG"), and the Amended and Restated
                               Roederstein DM 104,315,990.20 Term
                               Loan Agreement dated as of July
                               18, 1994 by and among the Banks,
                               the Agent and VEG.
PAGE

               27              Financial Data Schedule.

          (b)  Reports on Form 8-K

                None
PAGE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISHAY INTERTECHNOLOGY, INC.



                                        /s/ Richard N. Grubb
                                   ______________________________
                                   Richard N. Grubb
                                   Vice President, Treasurer
                                   (Duly Authorized and Chief
                                      Financial Officer)

Dated:  August 4, 1995

                           EXHIBITS TO FORM 10-Q
                       VISHAY INTERTECHNOLOGY, INC.

                               EXHIBIT INDEX
                                                       Sequential
Exhibit No.          Description of Exhibits          Page Number

3.1            Certificate of Amendment of
               Restated Certificate of
               Incorporation of the Company,
               dated May 23, 1995, and Composite
               Amended and Restated Certificate
               of Incorporation of the Company,
               as of August 3, 1995.

10.1           The First Amendment, dated June 27,
               1995, to the Amended and Restated
               Vishay Intertechnology, Inc.
               $302,500,000 Revolving Credit and
               Term Loan Agreement dated as of July
               18, 1994 by and among Comerica Bank,
               NationsBank of North Carolina, N.A.,
               Berliner Handels-und Frankfurter Bank,
               Signet Bank Maryland, CoreStates Bank,
               N.A., Bank Hapoalim, B.M., ABN AMRO
               Bank N.V., Credit Lyonnais New York
               Branch, Meridian Bank, Bank Leumi
               le-Israel, B.M. and Credit Suisse
               (collectively, the "Banks"), Comerica
               Bank, as agent for the Banks (the
               "Agent"), and Vishay Intertechnology,
               Inc. ("Vishay"), and the Vishay
               Intertechnology, Inc. $200,000,000
               Acquisition Loan Agreement dated as
               of July 18, 1994 by and among the
               Banks, the Agent and Vishay.

10.2           The First Amendment, dated June 27,
               1995, to the Amended and Restated
               Vishay Europe GmbH DM 40,000,000
               Revolving Credit and DM 9,506,000 Term
               Loan Agreement dated as of July 18,
               1994 by and among the Banks, the
               Agent and Vishay Europe GmbH ("VEG"),
               and the Amended and Restated
               Roederstein DM 104,315,990.20 Term
               Loan Agreement dated as of July 18,
               1994 by and among the Banks, the Agent
               and VEG.

27             Financial Data Schedule.