Form 10-Q
period 1995-09-30
VISHAY INTERTECHNOLOGY INC
filed 1995-11-06
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q



(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995


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

As of November 2, 1995 registrant had 51,239,826 shares of its Common Stock and 7,232,035 shares of its Class B Common Stock outstanding.

                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                    SEPTEMBER 30, 1995

                                CONTENTS




                                                            Page No.


PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               September 30, 1995 and December 31, 1994


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               September 30, 1995 and 1994


               Consolidated Condensed Statements of             6
               Operations - Nine Months Ended
               September 30, 1995 and 1994


               Consolidated Condensed Statements of             7
               Cash Flows - Nine Months Ended
               September 30, 1995 and 1994


               Notes to Consolidated Condensed                 8-9
               Financial Statements


      Item 2.  Management's Discussion and Analysis          10-12
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION                               13

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                       September 30          December 31
    ASSETS                                1995                 1994
                                      ------------          -----------
    CURRENT ASSETS
      Cash and cash equivalents            $33,275              $26,857
      Accounts receivable                  194,771              165,188
      Inventories:
        Finished goods                     131,396              101,008
        Work in process                     90,475               94,005
        Raw materials                      119,569              108,594
      Prepaid expenses and other
        current assets                      65,082               64,909
                                      ------------          -----------
               TOTAL CURRENT ASSETS        634,568              560,561



    PROPERTY AND EQUIPMENT - AT COST
      Land                                  46,803               40,113
      Buildings and improvements           188,992              171,689
      Machinery and equipment              534,886              473,471
      Construction in progress              85,859               48,689
      Allowance for depreciation          (242,006)            (201,671)
                                      ------------          -----------
                                           614,534              532,291



    GOODWILL                               227,794              226,534





    OTHER ASSETS                            18,287               14,573
                                      ------------          -----------
                                        $1,495,183           $1,333,959
                                      ============          ===========

                                      September 30          December 31
LIABILITIES AND STOCKHOLDERS' EQUITY      1995                 1994
                                      ------------          -----------

    CURRENT LIABILITIES
      Notes payable to banks               $18,203              $28,285
      Trade accounts payable                60,580               63,318
      Payroll and related expenses          47,435               39,155
      Other accrued expenses                58,752               64,505
      Income taxes                          11,964                1,849
      Current portion of long-term debt     36,899               35,127
                                      ------------          -----------
           TOTAL CURRENT LIABILITIES       233,833              232,239

    LONG-TERM DEBT                         226,159              402,337


    DEFERRED INCOME TAXES                   43,520               39,889

    OTHER LIABILITIES                       18,941               19,177

    ACCRUED RETIREMENT COSTS                81,258               75,229



    STOCKHOLDERS' EQUITY
      Common stock                           5,124                2,257
      Class B common stock                     723                  377
      Capital in excess of par value       738,448              509,966
      Retained earnings                    122,793               53,734
      Foreign currency
        translation adjustment              30,596                4,584
      Unearned compensation                   (402)                 (20)
      Pension adjustment                    (5,810)              (5,810)
                                      ------------          -----------
                                           891,472              565,088
                                      ------------          -----------
                                        $1,495,183           $1,333,959
                                      ============          ===========


    See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)



                                                Three Months Ended
                                                   September 30,
                                            1995               1994
                                      ------------          -----------
    Net sales                             $300,629             $260,963
    Costs of products sold                 221,364              196,036
                                      ------------          -----------
                        GROSS PROFIT        79,265               64,927

    Selling, general, and
      administrative expenses               39,586               37,185
    Amortization of goodwill                 1,622                1,489
                                      ------------          -----------
                    OPERATING INCOME        38,057               26,253

    Other income (expense):
      Interest expense                      (7,959)              (7,556)
      Other                                   (322)                  43
                                      ------------          -----------
                                            (8,281)              (7,513)
                                      ------------          -----------
       EARNINGS BEFORE INCOME TAXES         29,776               18,740

    Income taxes                             7,444                4,179
                                      ------------          -----------
                        NET EARNINGS       $22,332              $14,561
                                      ============          ===========

    Net earnings per share                   $0.42                $0.29
                                      ============          ===========

    Weighted average shares outstanding     53,392               49,997















See notes to consolidated condensed financial statements.





VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)



                                                Nine Months Ended
                                                  September 30,
                                           1995                1994
                                      ------------          -----------

    Net sales                             $926,374             $713,661
    Costs of products sold                 684,318              542,482
                                      ------------          -----------
                        GROSS PROFIT       242,056              171,179

    Selling, general, and
      administrative expenses              121,229               98,812
    Amortization of goodwill                 4,815                3,139
                                      ------------          -----------
                    OPERATING INCOME       116,012               69,228

    Other income (expense):
      Interest expense                     (24,851)             (17,992)
      Other                                   (640)                  76
                                      ------------          -----------
                                           (25,491)             (17,916)
                                      ------------          -----------
       EARNINGS BEFORE INCOME TAXES         90,521               51,312

    Income taxes                            21,431                9,867
                                      ------------          -----------
                        NET EARNINGS       $69,090              $41,445
                                      ============          ===========

    Net earnings per share                   $1.31                $0.87
                                      ============          ===========

    Weighted average shares outstanding     52,940               47,886





See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                Nine Months Ended
                                                  September 30,
                                           1995                1994
                                      ------------          -----------
    OPERATING ACTIVITIES
      Net earnings                         $69,090              $41,445
      Adjustments to reconcile
       net earnings to net cash
       provided by operating activities:
          Depreciation and amortization     51,498               40,995
          Other                              1,226                1,029
          Changes in operating assets
           and liabilities                 (46,500)             (53,125)
                                      ------------          -----------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                   75,314               30,344

    INVESTING ACTIVITIES
      Purchases of property
       and equipment-net                  (104,151)             (64,102)
      Purchase of businesses,
       net of cash acquired                      -             (179,673)
                                      ------------          -----------
    NET CASH USED IN
     INVESTING ACTIVITIES                 (104,151)            (243,775)

    FINANCING ACTIVITIES
      Proceeds from long-term borrowings   207,689              343,249
      Payments on long-term borrowings    (393,484)            (230,615)
      Net (payments)proceeds
       on short-term borrowings            (11,164)              10,809
      Proceeds from sale of common stock   230,863              109,817
                                      ------------          -----------
    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                   33,904              233,260
    Effect of exchange rate
     changes on cash                         1,351                  490
                                      ------------          -----------
        INCREASE IN CASH AND
          CASH EQUIVALENTS                   6,418               20,319

    Cash and cash equivalents at
     beginning of period                    26,857               10,931
                                      ------------          -----------
    CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                         $33,275              $31,250
                                      ============          ===========

See notes to consolidated condensed financial statements.





NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 1995


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

Note 2:   Earnings Per Share

Earnings per share amounts for all periods reflect a 5% stock dividend paid March 31, 1995 and a 2-for-1 stock split paid on June 16, 1995. Earnings per share for the three and nine month periods ended September 30, 1995 reflect the weighted effect of the issuance of 2.79 million shares of common stock in August 1994 and of 5.75 million shares of common stock in September 1995.

Note 3: Public Stock Offering

In September 1995, the Company completed an offering of 5,750,000 shares of its common stock and received net proceeds of $230,863,000. The proceeds were used to prepay bank indebtedness.

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

Pro forma unaudited results of operations for the nine months ended September 30, 1994 , assuming consummation of the Vitramon acquisition and related financing as of January 1, 1994, is as follows (in thousands, except per share data):

                              Pro Forma
                         Nine Months Ended
                        September 30, 1994
Net sales                     $ 782,344
Net earnings                  $  47,528
Net earnings per share        $    0.90

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and nine months ended September 30, 1995 increased $39,966,000 or 15.2% and $212,713,000 or 29.8%, respectively, from the comparable periods of the prior year. The increase for the quarter ended September 30, 1995 reflects the strong performance of Vitramon and Vishay's other surface mount components businesses. The increase in net sales for the nine months ended September 30, 1995 includes $87,753,000 of net sales of Vitramon for the first six months of 1995. Vitramon was acquired effective July 1, 1994.

In addition, the weakening of the U.S. dollar against foreign currencies in the quarter and nine months ended September 30, 1995 in comparison to the prior year's period resulted in increases in reported sales of $10,481,000 and $46,276,000, respectively.

Net sales, exclusive of foreign currency fluctuations, increased 11.2% over the prior year quarter. Net sales, exclusive of foreign currency fluctuations and Vitramon sales for the first six months, increased 11.0% for the nine months ended September 30, 1995. Net bookings for the third quarter increased by 5.6% over the prior year quarter. Net bookings for the nine months ended September 30, 1995, exclusive of Vitramon's bookings for the first six months, increased by 17.0% over the comparable prior year period.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                           Three Months Ended  Nine Months Ended
                              September 30       September 30
                              1995      1994     1995    1994

Costs of products sold        73.6      75.1     73.9    76.0
Gross profit                  26.4      24.9     26.1    24.0
Selling, general and
 administrative expenses      13.2      14.3     13.1    13.8
Operating income              12.7      10.1     12.5     9.7
Earnings before income taxes   9.9       7.2      9.8     7.2
Effective tax rate            25.0      22.3     23.7    19.2
Net earnings                   7.4       5.6      7.5     5.8

Costs of products sold for the quarter and nine months ended September 30, 1995 were 73.6% and 73.9%, of net sales, respectively, as compared to 75.1% and 76.0%, respectively, for the comparable prior year's period. The factors contributing to this decrease included: i) the effect of the peso devaluation, which contributed approximately $1,000,000 and $2,800,000 to the gross profit for the quarter and nine months ended September 30, 1995, ii) the fact that gross profits for Vitramon are higher than Vishay's other operating companies, iii) Israeli government grants of $3,693,000 and $9,633,000, for the quarter and nine months ended September 30, 1995, respectively, as compared to $3,033,000 and $7,190,000, respectively, for the comparable prior year's period, and iv) an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures. The increase in Israeli government grants resulted primarily from an increase in the Company's work force and capital investment in Israel.

Selling, general, and administrative expenses for the quarter and nine months ended September 30, 1995 were 13.2% and 13.1% of net sales, respectively, as compared to 14.3% and 13.8% for the comparable prior year periods. These decreased percentages result primarily from the increased sales volume. While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

Interest costs increased by $403,000 and $6,859,000, respectively, for the quarter and nine months ended September 30, 1995 over the comparable prior year periods as a result of increases in the floating rates of Vishay's bank indebtedness and an overall increase in debt outstanding as a result of the acquisition of Vitramon in July 1994 and purchases of property and equipment. The net proceeds of $230,863,000 from a common stock offering completed in September 1995, were used to prepay bank indebtedness.

The effective tax rates for the quarter and nine months ended September 30, 1995 were 25.0% and 23.7%, respectively, compared to 22.3% and 19.2% for the comparable prior year's period. The effective tax rate for calendar year 1994 was 20.5%. The higher tax rates for the quarter and nine months ended September 30, 1995 reflect increased earnings in higher tax rate jurisdictions.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,595,000 and $3,883,000 for the quarters ended September 30, 1995 and 1994, respectively, and $12,790,000 and $9,825,000 for the nine month periods ended September 30, 1995 and 1994, respectively. The period to period increases are primarily a result of increased earnings for the

Israeli operations as a result of increased production. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Financial Condition

Cash flows from operations were $75,314,000 for the nine months ended September 30, 1995 compared to $30,344,000 for the prior year's period. Included in net cash provided by operating activities are cash payments of $10,056,000 and $9,745,000 made in the first nine months of 1995 and 1994, respectively, for accruals the Company established in connection with acquisitions. Net purchases of property and equipment for the nine months ended September 30, 1995 were $104,151,000 compared to $64,102,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $33,904,000 for the nine months ended September 30, 1995 includes $230,863,000 of net proceeds from a common stock offering which were used to prepay bank indebtedness, which had increased as a result of borrowings used primarily to finance additions to property and equipment.

The Company has established accruals relating to the Vitramon acquisition of $12,876,000. These accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures.

The Company's financial condition at September 30, 1995 is strong, with a current ratio of 2.7 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .25 to 1 at September 30, 1995 and .70 to 1 at December 31, 1994.

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

               None

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None


          (b)  Reports on Form 8-K
               None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VISHAY INTERTECHNOLOGY, INC.



                                   /s/ Richard N. Grubb
                              Richard N. Grubb
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date: November 6, 1995