Form 10-K
period 1995-12-31
VISHAY INTERTECHNOLOGY INC
filed 1996-03-25
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________

                          COMMISSION FILE NUMBER 1-7416

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       38-1686453
---------------------------------------            --------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification no.)

     63 LINCOLN HIGHWAY
     MALVERN, PENNSYLVANIA                              19355-2120
---------------------------------------            --------------------
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  (610) 644-1300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
     Title of each class                              which registered
     -------------------                            -------------------------
     COMMON STOCK, $.10 PAR VALUE                   NEW YORK STOCK EXCHANGE
     ----------------------------                   -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 18, 1996, assuming conversion of all its Class B Common Stock into Common Stock of the registrant held by non-affiliates, was $1,351,983,000.

     As of March 18, 1996, registrant had 51,143,111 shares of its Common Stock and 7,222,035 shares of its Class B Common Stock outstanding.

     Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1995, are incorporated by reference into
Part III.

                                     PART I.

ITEM     1. DESCRIPTION OF BUSINESS


GENERAL

     Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of passive electronic components, particularly resistors, capacitors and inductors, offering its customers "one-stop" access to one of the most comprehensive passive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, together with semiconductors (integrated circuits), which the Company does not produce, are the primary elements of every electronic circuit. The Company manufactures one of the broadest lines of surface mount devices, a fast growing format for passive electronic components that is being increasingly demanded by customers. In addition, the Company continues to produce components in the traditional leaded form. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

     Since early 1985, the Company has pursued a business strategy that principally consists of the following elements: (i) expansion within the passive electronic components industry, primarily through the acquisition of other manufacturers with established positions in major markets, reputations for product quality and reliability and product lines with which the Company has substantial marketing and technical expertise; (ii) reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;
(iii) achievement of significant production cost savings through the transfer and expansion of manufacturing operations to regions, such as Israel, Mexico, Portugal and the Czech Republic, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives; and
(iv) maintaining significant production facilities in those regions where the Company markets the bulk of its products in order to enhance customer service and responsiveness.

     As a result of this strategy, the Company has grown during the past ten years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of passive electronic components. During this period, its revenues have increased from $57 million for fiscal year 1985 to $1.2 billion for the year ended December 31, 1995, while net profits have increased from $7.9 million to $92.7 million.

     The Company's major acquisitions have included Dale Electronics, Inc. (United States, Mexico and the United Kingdom) in 1985, Draloric Electronic GmbH (Germany and the United Kingdom) in 1987, Sfernice S.A. (France) in 1988, Sprague Electric Company ("Sprague") (United States and France) in 1992, Roederstein GmbH ("Roederstein") (Germany, Portugal and the United States) in 1993, and Vitramon, Incorporated ("Vitramon") (United States, France, Germany and the United Kingdom) in 1994. In January 1995, the Company acquired a 49% equity interest in Nikkohm Co., Ltd., a Japanese manufacturer of thin film resistors and resistor networks. Nikkohm had sales of approximately $5 million in 1995. This acquisition is intended to facilitate the Company's access to the Japanese electronics market.

     The Company currently operates as three separate business units: (i) Vishay Electronic Components, North America and Asia, which is comprised of Dale, a manufacturer and supplier of resistors, the Vishay Resistive Systems Unit, which primarily manufactures high performance foil resistors and thin film resistor networks; Sprague, which primarily manufactures tantalum capacitors; and the U.S. operations of Vitramon, which manufacture multi-layer ceramic chip (MLCC) capacitors; (ii) Vishay Electronic Components, Europe, which is comprised of Draloric/Roederstein, German-based manufacturers and suppliers of resistors and capacitors in Europe, which includes the German operations of Vitramon; Vishay, S.A., a resistor producer in France, which includes the French operations of Vitramon; and Vishay Components (UK), a manufacturer and supplier of the Company's products in the United Kingdom, which includes the U.K. operations of Vitramon; and (iii) Measurements Group, Inc., which produces resistive sensors and other stress measuring devices in the United States.

     Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. The telephone number is (610) 644-1300.


PRODUCTS

     Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of fixed resistors, tantalum, multi- layer ceramic chip ("MLCC") and film capacitors, and, to a lesser extent, inductors, aluminum and specialty ceramic capacitors, transformers, potentiometers, plasma displays and thermistors. The Company offers most of its product types in the increasingly demanded surface mount device form and in the traditional leaded device form. The Company believes it produces one of the broadest lines of passive electronic components available from any single manufacturer.

     Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured in numerous materials and forms. Resistive components may be either fixed or variable, the distinction being whether the resistance is adjustable (variable) or not (fixed). Resistors can also be used as measuring devices, such as Vishay's resistive sensors. Resistive sensors or strain gages are used in experimental stress analysis systems as well as in transducers for electronic measurement loads (scales), acceleration and fluid pressure.

     Vishay manufactures virtually all types of fixed resistors, both in discrete and network forms. These resistors are produced for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistors is the most important requirement, to resistors for which price is the most important factor.

     Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equipment. The more important applications for capacitors are (i) electronic filtering for linear and switching power supplies, (ii) decoupling and bypass of electronic signals or integrated circuits and circuit boards, and (iii) frequency control, timing and conditioning of electronic signals for a broad range of applications. The Company's capacitor products primarily consist of solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, and film capacitors. Each capacitor product has unique physical and electrical performance characteristics that make each type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values ("capacitance" being the measure of the capacitor's ability to store energy). The tantalum capacitor is the smallest and most stable type of capacitor for its range of capacitance and is best suited for applications requiring medium capacitance values. MLCC capacitors, on the other hand, are more cost-effective for applications requiring lower capacitance values. The Company's MLCC capacitors are known for their particularly high reliability. Management believes that surface mounted MLCC chip capacitors, tantalum chip capacitors, and thick film resistor chips represent the fastest growing segments of the passive electronic component industry.

     The Company believes it has taken advantage of the growth of the surface mount component market and is an industry leader in designing and marketing surface mount devices. The Company also believes that in the United States and Europe it is a market leader in the development and production of a wide range of these devices, including thick film chip resistors, thick film resistor networks and arrays, metal film leadless resistors (MELFs), molded tantalum chip capacitors, coated tantalum chip capacitors, film capacitors, multi-layer ceramic chip capacitors, thin film chip resistors, thin film networks, wirewound chip resistors, power strip resistors, bulk metal foil chip resistors, current sensing chips, chip inductors, chip transformers, chip trimmers and NTC chip thermistors. The Company also provides a number of component packaging styles to facilitate automated product assembly by its customers. The Company's position in the surface mount market has been enhanced by the acquisition of Vitramon, since substantially all of Vitramon MLCC products utilize surface mount technology. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on a circuit board, which is particularly desirable for a growing number of manufacturers who require greater miniaturization in products such as hand held computers and cellular telephones. Surface mounting also facilitates automation, resulting in lower production costs for equipment manufacturers than those associated with leaded devices.


MARKETS

     The Company's products are sold primarily to original equipment manufacturers ("OEMs"), OEM subcontractors that assemble printed circuit boards and independent distributors that maintain large inventories of electronic components for resale to OEMs. Its products are used in, among other things, virtually every type of product containing electronic circuitry, including computer-related products, telecommunications, measuring instruments, industrial equipment, automotive applications, process control systems, military and aerospace applications, consumer electronics, medical instruments and scales.

     For the year ended December 31, 1995, 39% of the Company's net sales was attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe.

     In the United States, products are marketed through independent manufacturers' representatives, who are compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations to provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal and the Czech Republic, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

     The Company undertakes to have its products incorporated into the design of electronic equipment at the research and prototype stages. Vishay employs its own staff of application and field engineers who work with its customers, independent manufacturers' representatives and distributors to solve technical problems and develop products to meet specific needs.

     The Company has qualified certain products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center ("DESC"), and under certain European military specifications. Classification levels have been established by DESC based upon the rate of failure of products to meet specifications (the "Classification Level"). In order to maintain the Classification Level of a product, tests must be continuously performed, and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable Classification Level, the product's classification may be reduced to a less stringent level. Various United States manufacturing facilities from time to time experience a product Classification Level modification. During the time that such level is reduced for any specific product, net sales and earnings derived from such product may be adversely affected.

     The Company is undertaking to have the quality systems at most of its major manufacturing facilities approved under the ISO 9000 international quality control standard. ISO 9000 is a comprehensive set of quality program standards developed by the International Standards Organization. Several of the Company's manufacturing operations have already received ISO 9000 approval and others are actively pursuing such approval.

     Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1995.


RESEARCH AND DEVELOPMENT

     Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of the local market. These design centers are located in the United States (Connecticut, Maine,

Nebraska, North Carolina, Pennsylvania), in Germany (Selb, Landshut, Pfafenberg, Backnang), in France (Nice, Tours, Evry) and Israel. The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve product and manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs were approximately $10.4 million for 1995, $7.2 million for 1994 and $7.1 million for 1993. These amounts do not include substantial expenditures for product development and the design, development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition".


SOURCES OF SUPPLIES

     Although  most  materials   incorporated  in  the  Company's  products  are
available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers.

     Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers.

     Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium has fluctuated in the range of approximately $104 to $130 per troy ounce during the last three years. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

INVENTORY AND BACKLOG

     Although Vishay manufactures standardized products, a substantial portion of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $339.2 million, $305.7 million and $198.4 million, respectively, at December 31, 1995, 1994 and 1993. The increase in backlog at December 31, 1994 as compared with 1993 is attributable in large part to the acquisition of Vitramon. The increase in backlog at December 31, 1995 reflects an increase in demand for the Company's surface mounted components, particularly MLCC capacitors, tantalum capacitors and thick film resistor chips. Such demand was particularly strong during the first half of 1995. Since the last fiscal quarter of 1995, and continuing into the first quarter of 1996, the Company has experienced an overall slowdown in demand for its products. The Company believes this may be primarily a result of the unusually large build up of Vishay components in its customers' inventories during the first half of 1995.

     The Company, however, still continues to experience capacity constraints in some of the above-mentioned products. The Company anticipates that the increase in its plant manufacturing space in Israel over the next 12 months will alleviate these constraints. In any event, the current backlog is expected to be filled during the next twelve months. Most of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not been significant.


COMPETITION

     The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET, AVX and NEC; for MLCC capacitors, competitors are KEMET, AVX, Murata and TDK. For thick film chip resistors, competitors are ROHM, Koa and Yageo. For wirewound and metal film resistors, competitors are IRC, ROHM and Ohmite.

     The Company's competitive position depends on its product quality, know-how, proprietary data, marketing and service capabilities and business reputation, as well as on price. In respect of certain of its products, the Company competes on the basis of its marketing and distribution network, which provides a high level of customer service. For example, the Company works closely with its customers to have its components incorporated into their electronic equipment at the early stages of design and production and maintains redundant production sites for most of its products to ensure an uninterrupted supply of products. Further, the Company has established a National Accounts Management Program, which provides the Company's largest customers with one national account executive who can cut across Vishay business unit lines for sales, marketing and contract coordination. In addition, the breadth of the Company's product offerings enables the Company to strengthen its market position by providing its customers with "one-stop" access to one of the broadest selections of passive electronic components available from a direct manufacturing source.

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


MANUFACTURING OPERATIONS

     The Company strives to balance the location of its manufacturing facilities. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the United States, Germany, France and the United Kingdom. To maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in countries, such as Israel, Mexico, Portugal and the Czech Republic, where it can take advantage of lower labor and tax costs and, in the case of Israel, to take advantage of various government incentives, including grants and tax relief.

     At December 31, 1995, approximately 40% of the Company's identifiable assets were located in the United States, approximately 42% were located in Europe, approximately 17% were located in Israel and approximately 1% in other regions. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia, New Hampshire and Florida. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut and Backnang, Germany and Nice and Tours, France. In Israel, manufacturing facilities are located in Holon, Dimona and rented facilities in Migdal Ha-emek. The Company also maintains major manufacturing facilities in Juarez, Mexico; Toronto, Canada; Porto, Portugal; and the Czech Republic. Recently, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

     To address the increasing demand for its products and in order to lower its costs, the Company has expanded, and plans to continue to expand, its manufacturing operations in Israel, where it benefits from the government's employment and tax incentive programs designed to increase employment, lower wage rates and a highly-skilled labor force, all of which have contributed substantially to the growth and profitability of the Company.

     Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, from time to time, the government has considered scaling back or discontinuing these programs. Accordingly, there can be no assurance that the Israeli government will continue to offer new incentive programs or that, if it does, the Company will continue to be eligible to take advantage of them. The Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects. In addition, the Company might be materially adversely affected if hostilities were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 26 years of production there, in spite of several Middle East crises, including wars. For the year ended December 31, 1995, sales of products manufactured in Israel accounted for approximately 17% of the Company's net sales.

     Due to a shift in manufacturing emphasis to higher automation and the relocation of some production to regions with lower labor costs, portions of the Company's work force and certain facilities may not be fully utilized in the future. As a result, the Company may incur significant costs in connection with work force reductions and the closing of additional manufacturing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENT

     The Company's manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations. However, the Company is involved in various legal actions concerning state government enforcement proceedings and various dump site cleanups. These actions may result in fines and/or cleanup expenses. The Company believes that any fine or cleanup expense, if imposed, would not be material. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. The Company has nearly completed its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. The Company anticipates that it will undertake capital expenditures of approximately $4,000,000 in fiscal 1996 for general environmental compliance and enhancement programs. The Company has been named a Potentially Responsible Party (PRP) at seven Superfund sites. The Company has settled three of these for minimal amounts and does not expect the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments or have knowledge of past occurrences on sites currently occupied by the Company. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs will not arise in the future.

     With each acquisition, the Company undertakes to identify potential environmental concerns and to minimize the environmental matters it may be required to address. In addition, the Company establishes reserves for specifically identified potential environmental liabilities. The Company believes that the reserves it has established are adequate. Nevertheless, the Company often unavoidably inherits certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although the Company has never been involved in any environmental matter that has had a material adverse impact on its overall operations, there can be no assurance that in connection with any past or future acquisition the Company will not be obligated to address environmental matters that could have a material adverse impact on its operations.


EMPLOYEES

     As of December 31, 1995, the Company employed approximately 17,900 full time employees of whom approximately 11,000 were located outside the United States. The Company hires few employees on a part time basis. While various of the Company's foreign employees are members of trade unions, a de minimus number of the Company's employees located in the United States is represented by unions. The Company believes that its relationship with its employees is excellent. However, no assurance can be given that if the Company continues to restructure its operations in response to changing economic conditions that labor unrest or strikes (especially at European facilities) will not occur.

ITEM 2.                             PROPERTIES

     The Company maintains approximately 54 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                             Approx. Available
Owned Locations                              Space (Square Feet)
---------------                              -------------------

      United States
      -------------
Columbus and Norfolk, NE*                        336,000
Malvern and Bradford, PA*                        215,000
Sanford, ME                                      225,000
Wendell and Statesville, NC*                     193,000
Concord, NH                                      120,000
Roanoke, VA                                      120,000
Monroe, CT                                        91,000
----------------
* two locations

      Foreign
      -------
Germany (10 locations)                           954,000
France (7 locations)                             560,000
Israel (2 locations)                             430,000
Portugal                                         299,000


     Vishay owns an additional 272,000 square feet of manufacturing facilities located in Colorado, Maryland, New York, South Dakota and Florida.

     Available leased facilities in the United States include 190,000 square feet of space located in California, New Jersey, South Dakota and Massachusetts. Foreign leased facilities consist of 121,000 square feet in Mexico, 188,000 square feet in France, 127,000 square feet in England, 37,000 square feet in Canada and 202,000 square feet in Germany. The Company also has facilities in Japan, Brazil, Israel and the Czech Republic.

     To alleviate current capacity restraints, however, the Company expects to complete construction of a 250,000 square foot plant in Migdal Ha-emek, Israel and a 270,000 square foot facility in Beersheba, Israel in 1996.


ITEM 3.                             LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to its business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on the Company's business or financial condition.

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

ITEM     4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of March 18, 1996.


Name                       Age             Positions Held
----                       ---             --------------
Felix Zandman*             67              Chairman of the Board,
                                                      President, Chief
                                                      Executive Officer
                                                      and Director

Richard N. Grubb*          49              Vice President, Treasurer,
                                                      Chief Financial Officer
                                                      and Director

Robert A. Freece*          55              Senior Vice President
                                                      and Director

Abraham Inbar              67              Vice President;
                                                      President -- Vishay
                                                      Israel Ltd., a
                                                      subsidiary of Vishay

Henry V. Landau            49              Vice President; President
                                                      -- Measurements Group,
                                                      Inc., a subsidiary of
                                                      Vishay

William J. Spires          54              Vice President and
                                                      Secretary

Donald G. Alfson           50              Vice President; President -
                                                      - Vishay Electronic
                                                      Components, North
                                                      America and Asia,
                                                      President -- Dale
                                                      Electronics, Inc., and
                                                      Director

Gerald Paul                47              Vice President; President -
                                                      - Vishay Electronic
                                                      Components, Europe,
                                                      Managing Director --
                                                      Draloric Electronic
                                                      GmbH, and Director

*   Member of the Executive Committee of the Board of Directors.

     Dr. Felix Zandman, a founder of the Company, has been President, Chief Executive Officer and a Director of the Company since its inception. Dr. Zandman has been Chairman of the Board since March 1989.

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

     Donald G. Alfson has been a Director of the Company since May 1992 and the President of Vishay Electronic Components North America and Asia, and President of Dale Electronics, Inc. since April 1992. Mr. Alfson has been employed by Dale since 1972.

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

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  STOCK AND  RELATED  SECURITY  HOLDER
         MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1995 and 1994 fiscal years indicated. Stock prices have been restated to reflect stock dividends and stock splits. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit and term loan agreements (see Note 5 to the consolidated financial statements). Holders of record of the Company's Common Stock totalled approximately 1,668 at March 18, 1996.

                           COMMON STOCK MARKET PRICES



                           Calendar 1995                    Calendar 1994

                          High          Low            High             Low
                          ----          ---            ----             ---
First Quarter           $ 28.88       $ 22.98        $ 18.15         $ 14.97
Second Quarter          $ 37.88       $ 27.50        $ 19.76         $ 14.91
Third Quarter           $ 44.38       $ 32.75        $ 21.55         $ 19.17
Fourth Quarter          $ 42.13       $ 24.88        $ 24.94         $ 20.90



     On November 27, 1995, the Company commenced a stock repurchase program pursuant to which the Company was authorized to repurchase up to 750,000 shares of its Common Stock for an aggregate amount not to exceed $30 million. The purchases of Common Stock by the Company under the repurchase program are made in accordance with the rules of the Securities and Exchange Commission and at the discretion of management. As of December 31, 1995 the Company had repurchased 110,000 shares at an approximate cost of $3,578,000. No repurchases were made in 1993 or 1994.

     In addition, at March 18, 1996 the Company had outstanding 7,222,035 shares of Class B Common Stock par value $.10 per share (the "Class B Stock") each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is beneficially owned by Dr. Felix Zandman, and a revocable trust for the benefit of Mr. Alfred P. Slaner. Dr. Felix Zandman is an executive officer and director of the Company. Mr. Slaner and his wife, Luella B. Slaner, are Trustees of the Slaner Trust, and accordingly, Mrs. Slaner, a Vishay director, may also be deemed beneficially to own such shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1995, 1994, 1993, 1992 and 1991. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                    Year Ended December 31,
                                --------------------------------------------------------------
                                1995           1994^1       1993^2       1992^3       1991
                                ----           ------       ------       ------       ----

                                             (in thousands except per share amounts)
-----------------------------------------------------------------------------------------------

Net sales ...................   $1,224,416     $987,837     $856,272     $664,226     $442,283
Interest expense ............       29,443       24,769       20,624       19,110       15,207
Earnings before
  income taxes and
  cumulative effect of
  accounting change .........      122,974       74,116       50,894       37,924       27,253
Income taxes ................       30,307       15,169        8,246        7,511        6,363
Earnings before cumulative
  effect of accounting change       92,667       58,947       42,648       30,413       20,890
Cumulative effect of
  accounting change for
  income taxes ..............           --           --        1,427           --           --
Net earnings ................       92,667       58,947       44,075       30,413       20,890
Total assets ................    1,543,331    1,333,959      948,106      661,643      448,771
Long-term debt ..............      228,610      402,337      266,999      139,540      127,632
Working capital .............      411,286      328,322      205,806      145,327      128,733
Stockholders' equity ........      907,853      565,088      376,503      346,625      201,366
Earnings per share:^4
  Before cumulative effect
    of accounting change ....        $1.71        $1.20        $0.91        $0.78        $0.57
  Accounting change for
    income taxes ............           --           --         0.03           --           --
  Net earnings ..............        $1.71        $1.20        $0.94        $0.78        $0.57

Weighted average number
  of shares outstanding^4/ ...      54,329       49,098       46,806       42,702       36,712

--------
1        Includes the results from July 1, 1994 of Vitramon.
2        Includes the results from January 1, 1993 of Roederstein.
3 Includes the results from January 1, 1992 of the acquired Sprague businesses.
4 Adjusted to reflect 2-for-1 stock split distributed June 16, 1995 and 5% stock dividends paid on March 31, 1995, June 13, 1994 and June 11, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION AND BACKGROUND

     The Company's sales and net income have increased significantly in the past several years primarily as a result of its acquisitions. Following each acquisition, the Company implemented programs to take advantage of distribution and operating synergies among its businesses. This implementation is reflected in an increase in the Company's sales and in the decline in selling, general, and administrative expenses as a percentage of the Company's sales.

     From mid-1990 through the end of 1993, sales of most of the Company's products were adversely affected by the worldwide slowdown in the electronic components industry, which reflected general recessionary trends in all major industrialized countries. In addition, sales to defense-related industries declined from the end of the first quarter of 1991 until the second half of 1993. Despite this slowdown, Vishay realized record net earnings in each year throughout this period. This was a result of its acquisitions and focus on the bottom-line, including the implementation of operating efficiencies.

     In 1995, the Company's growth was fueled not only by its acquisition of Vitramon, but also by the dramatic expansion in the electronic components industry. This resulted in Vishay's record net earnings of $92.7 million in 1995. Since early 1994, demand for most passive electronic components has been extremely strong and, in the case of certain products (such as tantalum capacitors), has exceeded available supply, resulting in increased backlogs and favorable pricing. During the last quarter of 1995 and into the first quarter of 1996 the Company has experienced an overall softening in demand for its products, resulting in a decrease in backlogs. The Company believes this may be primarily a result of the unusually large build up of Vishay components in its customers' inventories during the first half of 1995. The Company believes it is too early to discern whether this slowdown is indicative of a longer term trend; the Company, however, will continue to closely monitor its orders and backlog.

     The Company's strategy includes transferring some of its manufacturing operations from countries with high labor costs and tax rates (such as the United States, France and Germany) to Israel, Mexico, Portugal and the Czech Republic in order to benefit from lower labor costs and, in the case of Israel, to take advantage of various government incentives, including government grants and tax incentives. Management believes that the Company is well positioned to reduce its costs in the event of a decline in demand by accelerating the transfer of production to countries with lower labor costs and more favorable tax environments.

     The Company realizes 51% of its revenues outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and to a lesser extent earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to (i) borrow money in the local currencies and markets where it conducts business, and (ii) minimize the time for settling intercompany transactions. The Company does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures.

     As a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rates in the United States) have had the effect of increasing the Company's net earnings. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or, if the investment in the project is over $20 million, for a period of 15 years, which has been the case for most of the Company's projects in Israel since 1994. New projects are continually being introduced. In addition, the Israeli government offers certain incentive programs in the form of grants designed to increase employment in Israel. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO
YEAR ENDED DECEMBER 31, 1994

     Net sales for the year ended December 31, 1995 increased $236,579,000 or 23.9% from the prior year. The increase reflects the strong performance of Vitramon, acquired July 1, 1994, and Vishay's other surface mount components businesses. Net sales for the year ended December 31, 1995 includes $87,753,000 of net sales relating to Vitramon for the first six months of 1995.

     The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 1995 in comparison to the prior year resulted in an increase in reported sales of $57,128,000.

     Net sales, exclusive of foreign currency fluctuations, increased 18.2% over the prior year. Net sales, exclusive of foreign currency fluctuations and Vitramon sales for the first six months, increased 9.3% over the prior year. Net bookings for the year ended December 31, 1995 increased 7.8% over the prior year.

     Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                     Year Ended
                                     December 31
                                 1995           1994
                                 ----           ----
Costs of products sold            73.7%          75.7%
Gross profit                      26.3           24.3
Selling, general and
  administrative expenses         13.0           13.9
Operating income                  12.4            9.9
Earnings before income taxes      10.0            7.5
Effective tax rate                24.6           20.5
Net earnings                       7.6            6.0

     Costs of products sold for the year ended December 31, 1995 were 73.7%, of net sales, as compared to 75.7% for the prior year. The factors contributing to this decrease included: (i) the effect of the Mexican peso devaluation, which contributed approximately $4,100,000 to gross profit for 1995, (ii) the fact that gross profits for Vitramon were higher than Vishay's other operating companies, (iii) Israeli government grants of $13,243,000 for the year ended December 31, 1995, as compared to $10,999,000 for the prior year, and (iv) an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures. The increase in Israeli government grants resulted from a significant increase in the Company's manufacturing operations in Israel. Deferred income at December 31, 1995 relating to Israeli government grants was $30,849,000.

     Selling, general, and administrative expenses, for the year ended December 31, 1995 were 13.0% of net sales, as compared to 13.9% for the prior year. Management continues to explore additional cost-saving opportunities.

     Restructuring expenses of $4,200,000 in 1995 resulted from downsizing of some of the Company's European operations and represent employee termination benefits covering approximately 276 technical, production, administrative and support employees located primarily in France and Germany. This downsizing is expected to be completed by the end of 1996. At December 31, 1995, $3,370,000 of restructuring costs are included in accrued expenses.

     Interest costs increased by $4,664,000 for the year ended December 31, 1995 over the prior year as a result of an increase in average debt outstanding resulting from the acquisition of Vitramon in July 1994 and purchases of property and equipment.

     The effective tax rate for the year ended December 31, 1995 was 24.6% compared to 20.5% for the prior year. The higher effective tax rate for 1995 reflects increased earnings in higher tax rate countries.

     The effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $19,183,000 and $15,291,000 for the years ended December 31, 1995 and 1994, respectively. The Israeli tax effect was more pronounced in 1995 primarily as a result of increased earnings for the Israeli operations as a result of increased production.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO
YEAR ENDED DECEMBER 31, 1993

     Net sales for the year ended December 31, 1994 increased $131,565,000 or 15.4% over the prior year. The increase reflects the acquisition of Vitramon in July 1994. Net sales of Vitramon were $72,139,000 for the six months ended December 31, 1994, an increase of 29.4% over the comparable 1993 period (prior to its acquisition by the Company). Net sales, exclusive of Vitramon, during the year ended December 31, 1994 increased by $59,426,000 or 6.9% over 1993. The weakening of the U.S. dollar against foreign currencies in 1994 resulted in an increase in reported sales of $7,208,000 over 1993.

     Net sales, exclusive of Vitramon and foreign currency effects, in the United States and Europe increased 6.1% over the prior year. Net bookings, exclusive of Vitramon, for 1994 increased by 15.5% over the prior year. Net bookings of Vitramon, for the six months ended December 31, 1994, increased by 34.5% over the comparable period of 1993 (prior to its acquisition by the Company).

     Costs of products sold for the year ended December 31, 1994 were 75.7% of net sales as compared with 77.5% for the prior year. The principal factors contributing to this decrease were: (i) the fact that gross profit margins for Vitramon are higher than those for Vishay's other operating companies, (ii) an increase of $7,575,000 or 221% in the amount of Israeli government grants recognized as a reduction of costs of products sold in 1994 over the prior year and (iii) a significant increase in production in Israel, where labor costs are generally lower than in other regions in which Vishay manufactures. The increase in Israeli government grants resulted primarily from an increase in the Company's work force and capital investment in Israel.

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

     The effective tax rate for the year ended December 31, 1994 was 20.5% compared to 16.2% for the prior year. The effective tax rate for 1993, exclusive of the effect of nontaxable insurance proceeds, was 18.6%. The higher tax rate for 1994 reflects the inclusion of Vitramon earnings in higher tax locations.

     The effect of the low tax rates in Israel was to increase net earnings by $15,291,000 and $11,644,000 for the years ended December 31, 1994 and 1993, respectively. The Company's average income tax rate in Israel was approximately 4% for both 1994 and 1993. The Israeli pre tax grants recognized by the Company were $10,999,000 and $3,424,000 for the years ended December 31, 1994 and 1993, respectively.

     Effective January 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $1,427,000. Application of the new income tax rules also decreased pretax earnings by $2,870,000 for the year ended December 31, 1993 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pre-tax amounts.

     The Company also adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. The Company has elected to recognize the transition obligation on a prospective basis over a twenty-year period. In 1993, the new standard resulted in additional annual net periodic postretirement benefit costs of $1,200,000 before taxes, and $792,000 after taxes, or $0.02 per share. Prior year financial statements were not restated to apply the new standard.

FINANCIAL CONDITION

     Cash flows from operations were $115,511,000 for the year ended December 31, 1995 compared to $46,467,000 for the prior year. Included in net cash provided by operating activities for the years ended December 31, 1995 and 1994, respectively, are $16,402,000 and $16,587,000 of cash payments made for liabilities assumed in connection with acquisitions. Net purchases of property and equipment for the year ended December 31, 1995 were $165,699,000 compared to $91,571,000 in the prior year. This increase reflects the Company's on going program to purchase additional equipment to meet growing customer demand for surface mount components. Net cash provided by financing activities of $41,732,000 includes $230,279,000 of proceeds from a common stock offering completed in September 1995, and used to prepay bank indebtedness. Additional borrowings were used primarily to finance the additions to property and equipment.

     The Company has established accruals relating to the Vitramon acquisition, of which $12,327,000 remains at December 31, 1995. These accruals, which are included in other accrued expenses and other liabilities, will not affect future earnings but will require cash expenditures.

     On June 27, 1995, the Company amended its bank credit facilities. The amendment increased the Company's domestic revolving credit facility by $100 million, extended the maturity of its domestic and Deutsche Mark ("DM") denominated revolving credit facilities and gave the Company the right to increase its domestic revolving credit facility by an additional $100 million by prepaying its outstanding non amortizing term loan on or before July 1, 1996.

     See Note 5 to the Company's Consolidated Financial Statements elsewhere herein for additional information with respect to Vishay's loan agreements, long-term debt and available short- term credit lines.

     The Company's financial condition at December 31, 1995 is strong, with a current ratio of 2.8 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .25 to 1 at December 31, 1995 and .71 to 1 at December 31, 1994.

     The Company's capital expenditures for the years ended December 31, 1995, 1994 and 1993 were $165.7 million, $91.6 million and $79.4 million, respectively. Planned capital expenditures of approximately $200 million in fiscal 1996 relate principally to construction of new facilities in Israel and the purchase of equipment to increase capacity and maximize automation in the Company's plants.

     Management believes that the Company's available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

     Report of Independent Auditors

     Consolidated Balance Sheets -- December 31, 1995 and 1994.

     Consolidated Statements of Operations -- for the years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows -- for the years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements -- December 31, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1995, the Company's most recent fiscal year. Such information is incor- porated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1995 are filed herewith.

              See Item 8 of this Report for a list of such financial statements.

         (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) Exhibits -- See response to paragraph (c) below.

     (b) Reports on Form 8-K

              None

     (c) Exhibits:

2.1 Stock Purchase Agreement, dated July 12, 1994, between Thomas & Betts Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit (2.1) to the Current Report on 8-K dated July 18, 1994.

3.1 Composite Amended and Restated Certificate of Incorporation of the Company dated August 3, 1995. Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1995 (the "1995 Form 10-Q").

3.2      Amended and Restated Bylaws of Registrant. Incorporated by reference to
         Exhibit 3.2 to Registration Statement No. 33-13833 of Registrant on Form S-2 under the Securities Act of 1933 (the "Form S-2") and Amendment No. 1 to Amended and Restated Bylaws of Registrant Incorporated by reference to Exhibit 3.2 to Form 10-K file number 1-7416 for fiscal year ended December 31, 1993 (the "1993 Form 10-K").


10.1 Performance-Based Compensation Plan for Chief Executive Officer of Registrant. Incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K.

10.2 The First Amendment dated June 27, 1995, to the Amended and Restated Vishay Intertechnology, Inc. $302,500,000 Revolving Credit and Term Loan Agreement dated as of July 18, 1994 by and among Comerica Bank, NationsBank of North Carolina, N.A., Berliner Handels-und Frankfurter Bank, Signet Bank Maryland, CoreStates Bank, N.A., Bank Hapoalim, B.M., ABN AMRO Bank N.V., Credit Lyonnais New York Branch, Meridian Bank, Bank Leumi le-Israel, B.M. and Credit Suisse (collectively, the "Banks"), Comerica

         Bank,as agent for the Banks (the "Agent"), and Vishay Intertechnology, Inc. ("Vishay"), and the Vishay Intertechnology, Inc. $200,000,000 Acquisition Loan Agreement dated as of July 18, 1994 by and among the Banks, the Agent and Vishay. Incorporated by reference to Exhibit 10.4 to the 1995 Form 10-Q.

10.3 The First Amendment, dated June 27, 1995, to the Amended and Restated Vishay Europe GmbH DM 40,000,000 Revolving Credit and DM 9,506,000 Term Loan Agreement dated as of July 18, 1994 by and among the Banks, the Agent and Vishay Europe GmbH ("VEG"), and the Amended and Restated Roederstein DM 104,315,990.20 Term Loan Agreement dated as of July 18, 1994 by and among the Banks, the Agent and VEG. Incorporated by reference to Exhibit 10.5 to the 1995 Form 10-Q.

10.4 Amended and Restated Vishay Intertechnology, Inc. $302,500,000 Revolving Credit and Term Loan Agreement, dated as of July 18, 1994, by and among the Banks and Vishay, Inc. ("Vishay"). Incorporated by reference to Exhibit (10.1) to the Current Report on Form 8-K dated July 18, 1994 (the "July 1994 8-K").

10.5 Amended and Restated Vishay Beteiligungs GmbH DM 40,000,000 Revolving Credit and DM 9,506,000 Term Loan Agreement, dated as of July 18, 1994, by and among the Former Banks, the Agent and Vishay Beteiligungs GmbH ("VBG"). Incorporated by reference to Exhibit (10.2) to the July 1994 8-K.

10.6 Amended and Restated Roederstein DM 104,315,990.20 Term Loan Agreement, dated as of July 18, 1994, by and among the Former Banks, the Agent, Vishay and VBG. Incorporated by reference to Exhibit (10.3) to the July 1994 8-K.

10.7 Vishay Intertechnology, Inc. $200,000,000 Acquisition Loan Agreement, dated as of July 18, 1994, by and among the Banks, the Agent and Vishay. Incorporated by reference to Exhibit (10.4) to the July 1994 8-K.

10.8 Amended and Restated Guaranty by Vishay to the Banks, dated July 18, 1994. Incorporated by reference to Exhibit (10.5) to the July 1994 8-K.

10.9 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman. Incorporated by reference to Exhibit (10.12) to the Form S-2.

10.10 Vishay Intertechnology 1995 Stock Option Program. Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-59609).

10.11    1986 Employee Stock Plan of the Company.  Incorporated  by reference to
         Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-7850).

10.12 1986 Employee Stock Plan of Dale Electronics, Inc. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-7851).

10.13 Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

22.      Subsidiaries of the Registrant.

23.      Consent of Independent Auditors.

27.      Financial Data Schedule.

                         Report of Independent Auditors


Board of Directors and Stockholders
Vishay Intertechnology, Inc.


We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the Notes to Consolidated Financial Statements, in 1993 the Company changed its methods of accounting for income taxes (Note 4) and postretirement benefits other than pensions (Note 9).






Philadelphia, Pennsylvania                   /s/ Ernst & Young LLP
February 6, 1996                             ---------------------

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)



                                                  DECEMBER 31



                                              1995            1994

                                            ------------------------------------



Assets

Current assets:

   Cash and cash equivalents                  $ 19,584        $ 26,857

   Accounts receivable, less allowances

     of $6,915 and $8,803                     180,383         165,188

   Inventories:

     Finished goods                           148,846         101,008

     Work in process                          92,166          94,005

     Raw materials                            121,180         108,594

   Prepaid expenses and other current

     assets                                   78,039          64,909
                                            ------------------------------------
Total current assets                          640,198         560,561













Property and equipment--at cost:

Land                                          46,073          40,113

Buildings and improvements                    197,164         171,689

Machinery and equipment                       603,175         484,582

Construction in progress                      76,564          48,689
                                            ------------------------------------
                                              922,976         745,073

Less allowances for depreciation              (253,748)       (201,671)
                                            ------------------------------------
                                              669,228         543,402







Goodwill                                      218,102         226,534











Other assets                                  15,803          14,573
                                            ------------------------------------
                                              $1,543,331      $1,345,070
                                            ====================================

                                                  DECEMBER 31



                                              1995            1994

                                            ------------------------------------



Liabilities and stockholders' equity

Current liabilities:

   Notes payable to banks                     $22,174         $28,285

   Trade accounts payable                     66,942          63,318

   Payroll and related expenses               43,790          39,155

   Other accrued expenses                     51,102          64,505

   Income taxes                               7,083           1,849

   Current portion of long-term debt          37,821          35,127
                                            ------------------------------------
Total current liabilities                     228,912         232,239



Long-term debt--less current portion          228,610         402,337

Deferred income taxes                         42,044          32,554

Other liabilities                             59,866          37,623

Accrued pension costs                         76,046          75,229



Stockholders' equity:

   Preferred Stock, par value $1.00 a share:

      Authorized--1,000,000 shares; none

      issued

Common Stock, par value $.10 a share:

  Authorized--65,000,000 shares;

  51,139,826 and 45,145,926 shares

  outstanding after deducting 209,881

  and 102,402 shares in treasury              5,114           2,257

Class B convertible Common Stock, par

  value $.10 a share:  Authorized--

  15,000,000 shares; 7,222,035 and

  7,547,544 shares outstanding after

  deducting 229,518 and 254,128

  shares in treasury                          722             377

Capital in excess of par value                734,316         509,966

Retained earnings                             146,370         53,734

Foreign currency translation adjustment       28,487          4,584

Unearned compensation                         (364)           (20)

Pension adjustment                            (6,792)         (5,810)
                                            ------------------------------------
                                              907,853         565,088
                                            ------------------------------------
                                              $1,543,331      $1,345,070
                                            ====================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)


                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Net sales                               $1,224,416    $987,837      $856,272

Costs of products sold                  902,518       748,135       663,239
                                   ---------------------------------------------
Gross profit                            321,898       239,702       193,033



Selling, general, and

  administrative expenses               158,821       137,124       118,906

Amortization of goodwill                6,461         4,609         3,294

Restructuring expense                   4,200         -             6,659

Unusual items                           -             -             (7,221)
                                   ---------------------------------------------
                                        152,416       97,969        71,395



Other income (expense):

  Interest expense                      (29,433)      (24,769)      (20,624)

  Other                                 (9)           916           123
                                   ---------------------------------------------
                                        (29,442)      (23,853)      (20,501)
                                   ---------------------------------------------
Earnings before income taxes

  and cumulative effect of

  accounting change                     122,974       74,116        50,894

Income taxes                            30,307        15,169        8,246
                                   ---------------------------------------------

                                   ---------------------------------------------
Earnings before cumulative

  effect of accounting change           92,667        58,947        42,648

Cumulative effect of accounting

  change for income taxes               -             -             1,427
                                   ---------------------------------------------
Net earnings                            $92,667       $58,947       $44,075
                                   =============================================


Earnings per share:

  Before cumulative effect of

    accounting change                   $1.71         $1.20         $0.91

  Accounting change for

    income taxes                        -             -             0.03
                                   ---------------------------------------------
  Net earnings                          $1.71         $1.20         $0.94
                                   =============================================


Weighted average shares

  outstanding                           54,329,000    49,098,000    46,806,000
                                   =============================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Operating activities

Net earnings                            $92,667       $58,947       $44,075

Adjustments to reconcile net
earnings to net cash provided
by operating activities:

    Depreciation and amortization       69,547        57,742        48,578

    Other                               30,034        19,410        1,667

    Changes in operating assets and
    liabilities:

      Accounts receivable               (8,147)       (12,921)      2,804

      Inventories                       (48,123)      (44,195)      (22,780)

      Prepaid expenses and other

        current assets                  (14,023)      (23,119)      182

      Accounts payable                  998           3,023         (7,768)

      Other current liabilities         (7,442)       (12,420)      (14,080)
                                   ---------------------------------------------
Net cash provided by operating
activities                              115,511       46,467        52,678



Investing activities

Purchases of property and equipment     (165,699)     (91,571)      (79,377)

Purchases of businesses, net of cash
acquired                                -             (179,847)     (12,967)
                                   ---------------------------------------------

                                   ---------------------------------------------
Net cash used in investing activities   (165,699)     (271,418)     (92,344)



Financing activities

Proceeds from revolving lines of

  credit and long-term borrowings       302,700       372,321       265,274

Principal payments on revolving

  lines of credit and long-term debt    (480,481)     (245,711)     (235,124)

Cash (used in) provided by net

  changes in short-term borrowings      (7,188)       3,879         4,873

Purchases of common stock               (3,578)       -             -

Proceeds from sale of common stock      230,279       109,738       -
                                   ---------------------------------------------
Net cash provided by financing
  activities                            41,732        240,227       35,023

Effect of exchange rate
changes on cash                         1,183         650           (403)
                                   ---------------------------------------------
Increase (decrease) in cash and
cash equivalents                        (7,273)       15,926        (5,046)

Cash and cash equivalents at
beginning of year                       26,857        10,931        15,977
                                   ---------------------------------------------
Cash and cash equivalents at
end of year                             $19,584       $26,857       $10,931
                                   =============================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except share amounts)

                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Common Stock:

  Beginning balance                     $2,257        $1,763        $1,679

    Shares issued (5,777,300;
    5,602,500; and 7,550 shares)        576           280           -

    Stock dividends (1,091;
    3,915,440; and 1,679,904 shares)    -             196           84

    Stock split                         2,275         -             -

    Shares repurchased (110,000 shares) (11)          -             -

    Conversions from Class B (325,509;
    349,824; and 240 shares)            17            18            -
                                   ---------------------------------------------
  Ending balance                        5,114         2,257         1,763



Class B convertible Common Stock:

  Beginning balance                     377           359           342

    Stock dividends (716,904 and
    341,934 shares)                     -             36            17

    Stock split                         362           -             -

    Conversions to Common (325,509;
    349,824; and 240 shares)            (17)          (18)          -
                                   ---------------------------------------------
Ending balance                          722           377           359



Capital in excess of par value:

  Beginning balance                     509,966       288,980       253,446

    Shares issued                       230,534       110,012       123

    Stock dividends                     -             110,830       35,281

    Stock split                         (2,637)       -             -

    Shares repurchased                  (3,567)       -             -

    Tax effects relating to stock plan  20            144           130
                                   ---------------------------------------------
  Ending balance                        734,316       509,966       288,980



Retained earnings:

  Beginning balance                     53,734        105,849       97,156

    Net earnings                        92,667        58,947        44,075


    Stock dividends                     (31)          (111,062)     (35,382)
                                   ---------------------------------------------
  Ending balance                        146,370       53,734        105,849



Foreign currency translation adjustment:

  Beginning balance                     4,584         (13,109)      (5,864)

    Translation adjustment for
    the year                            23,903        17,693        (7,245)
                                   ---------------------------------------------
Ending balance                          28,487        4,584         (13,109)



Unearned compensation:

  Beginning balance                     (20)          (60)          (134)

    Shares issued under stock plans
    (27,300; 4,000; and 7,550 shares)   (519)         (70)          (123)

    Amounts expensed during the year    175           110           197
                                   ---------------------------------------------
  Ending balance                        (364)         (20)          (60)



Pension adjustment:

  Beginning balance                     (5,810)       (7,279)       -

    Pension adjustment for the year     (982)         1,469         (7,279)
                                   ---------------------------------------------

  Ending balance                        (6,792)       (5,810)       (7,279)
                                   ---------------------------------------------
Total stockholders' equity              $907,853      $565,088      $376,503
                                   =============================================

See accompanying notes.

1994 amounts were retroactively adjusted for 5% stock dividend in March 1995.

Vishay Intertechnology, Inc.

Notes to Consolidated Financial Statements

December 31, 1995



Vishay Intertechnology, Inc. is a leading international manufacturer and supplier of passive electronic components, particularly resistors, capacitors and inductors, offering its customers access to one of the most comprehensive passive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, together with semiconductors (integrated circuits), which the Company does not produce, are the primary elements of electronic circuits. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Vishay Intertechnology, Inc. include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany transactions, accounts, and profits.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

DEPRECIATION

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense.

Vishay Intertechnology, Inc.

Notes to Consolidated Financial Statements

December 31, 1995



Depreciation  expense was $60,155,000,  $51,301,000,  and  $43,493,000,  for the
years ended December 31, 1995, 1994, and 1993, respectively.

Vishay Intertechnology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CONSTRUCTION IN PROGRESS

The estimated cost to complete construction in progress at December 31, 1995 is $67,440,000.

GOODWILL

Goodwill, representing the excess of purchase price over net assets of businesses acquired, is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $23,737,000 and $17,966,000 at December 31, 1995 and 1994, respectively. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will measure impairment on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period.

CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

RESEARCH AND DEVELOPMENT EXPENSES

The amount charged to expense aggregated $10,430,000, $7,205,000, and $7,097,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

GRANTS

Vishay Intertechnology, Inc.

Grants received from governments by certain foreign subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants received from the government of Israel and recognized as a reduction of costs of products sold were $13,243,000, $10,999,000, and $3,424,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Vishay Intertechnology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GRANTS (CONTINUED)

Grants receivable of $20,585,000 and $16,674,000 are included in other current assets at December 31, 1995 and 1994, respectively. Deferred grant income of $30,849,000 and $11,111,000 is included in other liabilities at December 31, 1995 and 1994, respectively. The grants are subject to conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in repayment of grants, however, management expects that the Company will comply with all terms and conditions of grants.

SHARE AND PER SHARE AMOUNTS

All numbers of common shares and per share amounts have been adjusted to give retroactive effect to a 2-for-1 stock split distributed on June 16, 1995.

Earnings per share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result if it was assumed that all outstanding stock options were exercised. Earnings per share amounts for all periods presented reflect the 2-for-1 stock split and 5% stock dividends paid on March 31, 1995, June 13, 1994, and June 11, 1993. Earnings per share for the year ended December 31, 1995 reflect the weighted effect of the issuance of 5,750,000 shares of Common Stock in September 1995. Earnings per share for the years ended December 31, 1995 and 1994 reflect the weighted effect of the issuance of 5,576,000 shares of Common Stock in August 1994.

ACCOUNTING PRONOUNCEMENT PENDING ADOPTION

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Vishay Intertechnology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING CHANGES

In 1993, the Company changed its methods of accounting for income taxes (Note 4) and postretirement benefits other than pensions (Note 9).

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform with the current presentation.

2. ACQUISITIONS

In July 1994,  the  Company  purchased  all of the  capital  stock of  Vitramon,
Incorporated and Vitramon Limited, U.K. (collectively, "Vitramon") for $184,000,000 in cash. Vitramon is a leading producer of multilayer ceramic chip capacitors with manufacturing facilities primarily in the United States, France, Germany, and the United Kingdom. In connection with the acquisition of Vitramon, the Company borrowed an aggregate of $200,000,000 from a group of banks, of which $100,000,000 was a bridge facility that was subsequently paid off with proceeds from an equity offering completed in August 1994 and $100,000,000 was a nonamortizing term loan of which $50,000,000 remains outstanding at December 31, 1995.

During January 1993, Vishay exercised its option to purchase the remaining 81% of the outstanding share capital of Roederstein GmbH, a passive electronic components manufacturer with headquarters in Germany for 4,050,000 Deutsche Marks ("DM") ($2,502,000) pursuant to a 1992 option agreement. Vishay had acquired its initial 19% interest in Roederstein in 1992 for DM 950,000 ($577,000).

The acquisitions have been accounted for under the purchase method of accounting. The operating results of Vitramon and Roederstein have been included in the Company's consolidated results of operations from July 1, 1994 and January 1, 1993, respectively. Excess of cost over the fair value of net assets acquired (Vitramon--$104,582,000; Roederstein--$46,355,000) is being amortized on a straight-line basis over forty years.

Vishay Intertechnology, Inc.

2. ACQUISITIONS (CONTINUED)

Had the Vitramon acquisition been made at the beginning of 1993, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):


                                              YEAR ENDED DECEMBER 31



                                              1994            1993

                                            ------------------------------------



Net sales                                     $1,056,520      $974,666

Net earnings                                  64,573          52,555

Earnings per share                            $1.23           $1.00


The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1993 or of results which may occur in the future.

3. RESTRUCTURING EXPENSE AND UNUSUAL ITEMS

Restructuring expenses of $4,200,000 in 1995 result from downsizing of some of the Company's European operations and represent employee termination costs covering approximately 276 technical, production, administrative, and support employees located primarily in France and Germany. This downsizing is expected to be complete by the end of 1996. At December 31, 1995, $3,370,000 of restructuring costs are included in accrued expenses.

Restructuring expenses of $6,659,000 recorded in 1993 related to a downsizing of some of the Company's European operations which was completed in 1994. Income from unusual items of $7,221,000 for 1993 represents insurance recoveries for business interruption insurance claims.

Vishay Intertechnology, Inc.

4. INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net earnings by $1,427,000, or $.03 per share.

Vishay Intertechnology, Inc.

4. INCOME TAXES (CONTINUED)

For financial reporting purposes, earnings before income taxes and cumulative effect of accounting change includes the following components (in thousands):


                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Pretax income:

       Domestic                         $34,926       $19,650       $13,136

       Foreign                          88,048        54,466        37,758
                                   ---------------------------------------------
                                        $122,974      $74,116       $50,894
                                   =============================================

Significant components of income taxes are as follows (in thousands):


                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Current:

U.S. Federal                            $10,578       $5,187        $3,032

Foreign                                 10,927        3,251         2,706

State                                   1,082         882           332
                                   ---------------------------------------------

Vishay Intertechnology, Inc.

                                   ---------------------------------------------
                                        22,587        9,320         6,070




Deferred:

U.S. Federal                            2,247         1,889         1,960

Foreign                                 5,082         3,858         36

State                                   391           102           180
                                   ---------------------------------------------

                                        7,720         5,849         2,176
                                   ---------------------------------------------
                                        $30,307       $15,169       $8,246
                                   =============================================

Vishay Intertechnology, Inc.

4. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                    DECEMBER 31



                                              1995            1994

                                            ------------------------------------



Deferred tax liabilities:

       Tax over book depreciation             $71,060         $61,023

       Other--net                             7,640           4,427
                                            ------------------------------------

Total deferred tax liabilities                78,700          65,450
                                            ------------------------------------



Deferred tax assets:

       Pension and other retiree obligations  25,461          23,381

       Net operating loss carryforwards       53,638          55,630

       Restructuring reserves                 3,631           5,865

       Other accruals and reserves            16,368          10,842
                                            ------------------------------------

Total deferred tax assets                     99,098          95,718

       Valuation allowance for deferred
       tax assets                             (45,700)        (48,637)
                                            ------------------------------------

Net deferred tax assets                       53,398          47,081
                                            ------------------------------------

Vishay Intertechnology, Inc.

                                            ------------------------------------
     Net deferred tax liabilities             $25,302          $18,369
                                            ====================================

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):


                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Tax at statutory rate                   $43,041       $25,941       $17,304

State income taxes, net of U.S.
       federal tax benefit              1,094         684           396

Effect of foreign income tax rates      (13,801)      (13,194)      (10,532)

Benefit of net operating loss
       carryforwards                    (2,054)       -             -

Other                                   2,027         1,738         1,078
                                   ---------------------------------------------
                                        $30,307       $15,169       $8,246
                                   =============================================

Vishay Intertechnology, Inc.

4. INCOME TAXES (CONTINUED)

At December 31, 1995, the Company has net operating loss carryforwards for tax purposes of approximately $115,805,000 in Germany (no expiration date), $12,154,000 in France (expire December 31, 2000), and $5,518,000 in Portugal (expire December 31, 1999). Approximately $86,893,000 of the carryforward in Germany, and $5,211,000 of the carryforward in Portugal, resulted from the Company's acquisition of Roederstein. For financial reporting purposes, a valuation allowance of $45,700,000 has been recognized to offset deferred tax assets related to foreign net operating loss carryforwards. In 1995, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill of acquired companies by $6,752,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $37,461,000 of such benefits will reduce goodwill. The valuation allowance decreased from December 31, 1994 by $2,937,000 due to the tax benefits recognized offset by foreign currency translation which had the effect of increasing the deferred tax asset for net operating loss carryforwards.

At December 31, 1995, no provision has been made for U.S. federal and state income taxes on approximately $280,538,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were  $30,272,000,  $11,125,000,  and $6,933,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Vishay Intertechnology, Inc.

5. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                    DECEMBER 31



                                              1995            1994

                                            ------------------------------------



Revolving Credit Loan                         $29,722         $100,000

Term Loan                                     87,500          97,500

Term Loan II                                  50,000          100,000

Deutsche Mark Revolving Credit Loan           27,778          25,808

Deutsche Mark Term Loan                       35,775          55,239

Unsecured Credit Agreement                    --              20,000

Other Debt and Capital Lease Obligations      35,656          38,917
                                            ------------------------------------
                                              266,431         437,464

Less current portion                          37,821          35,127
                                            ------------------------------------
                                              $228,610        $402,337
                                            ====================================

As of December 31, 1995, five facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 5.46% at December 31, 1995), a U.S. term loan (interest 6.11% at December 31, 1995), an additional U.S. term loan (interest 6.11% at
December 31, 1995), a Deutsche Mark revolving credit loan (interest 4.36% at December 31, 1995), and a Deutsche Mark term loan (interest 4.49% at December 31, 1995). The terms of the five facilities are

Vishay Intertechnology, Inc.

summarized below. The first facility is a $350,000,000 multicurrency revolving credit facility which is available to the Company until December 31, 2000. The Company has the right to request up to three one-year renewals thereafter. This facility will increase to $400,000,000 when the additional U.S. term loan has been repaid. Interest is payable at prime or at other interest rate options. The Company is required to pay a commitment fee equal to 1/8% per annum on the average unused line. The second facility is an $87,500,000 term loan, with interest payable at prime or at other interest rate options. Principal payments are due as follows: 1996--$10,000,000; 1997--$15,000,000; 1998--$20,000,000;
1999--$20,000,000;  2000--$22,500,000.  Additional  principal  payments  may  be required based on excess cash flow as defined in the agreement. The third facility is a $50,000,000 nonamortizing term loan which was used for the purchase of Vitramon. The nonamortizing term loan is due June 30, 1996. Interest is payable at prime or at other interest rate options. The loan agreements also provide a German subsidiary of the Company with two Deutsche Mark ("DM") facilities. The first DM facility is a DM 40,000,000 ($27,778,000) revolving credit facility which is available

Vishay Intertechnology, Inc.

5. LONG-TERM DEBT (CONTINUED)

until December 31, 2000. The Company has the right to request up to three one-year renewals thereafter. Interest is based on DM market rates plus .30%. The Company is required to pay a commitment fee equal to 1/8% per annum on the average unused line. The second DM facility is a DM 51,516,000 ($35,775,000) term loan. Interest is based on DM market rates plus .43%. Principal payments of DM 37,000,000 and 14,516,000 ($25,694,000 and $10,081,000) are due on or before
December 31, 1996 and 1997, respectively. Additional principal payments may be required based on excess cash flow as defined in the agreement.

Under the loan agreements, the Company is restricted from paying cash dividends and must comply with other covenants, including the maintenance of specific ratios. The Company is in compliance with the restrictions and limitations under the terms of loan agreements, as amended.

Other debt and capital lease obligations include borrowings under short-term credit lines of $30,254,000 and $28,800,000 at December 31, 1995 and 1994,
respectively.

Borrowings under short-term credit lines and the payments due in 1996 relating to the nonamortizing term loan are classified as long-term based on the Company's intention and ability to refinance the obligations on a long-term basis.

Aggregate annual maturities of long-term debt, excluding payments which may be required based on excess cash flow, are as follows: 1996--$37,821,000; 1997--$26,112,000; 1998--$20,577,000; 1999--$20,912,000; 2000--$160,514,000;
thereafter--$495,000.

At December 31, 1995, the Company has committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $153,370,000, of which $100,942,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1995 and 1994 was 6.31% and 6.03%, respectively.

Interest paid was $29,459,000,  $24,150,000, and $20,587,000 for the years ended
December 31, 1995, 1994, and 1993, respectively.

Vishay Intertechnology, Inc.

6. STOCKHOLDERS' EQUITY

On May 19, 1995, the Company's shareholders approved an increase in the number of shares of Common Stock, $.10 par value, which the Company is authorized to issue, from 35,000,000 shares to 65,000,000 shares.

The Company's Class B Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time to Common Stock.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 1995, 234,973 shares are available for issuance under stock plans.

In 1995, certain key executives of the Company were granted options to purchase 1,052,100 shares of the Company's Common Stock. These options expire March 1, 2000, with one-third exercisable at $26.49 (the closing market price of the Company's Common Stock on the date of grant), one-third exercisable at $33.33, and one-third exercisable at $47.62.

7. OTHER INCOME

Other income (expense) consists of the following (in thousands):

                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Foreign exchange gains (losses)         $(2,022)      $440          $(1,382)

Investment income                       1,529         229           722

Other                                   484           247           783
                                   ---------------------------------------------

                                        $(9)          $916          $123
                                   =============================================

Vishay Intertechnology, Inc.

8. EMPLOYEE RETIREMENT PLANS

The Company maintains various defined benefit pension plans covering substantially all full-time U.S. employees. The benefits under these plans are based on the employees' compensation during all years of participation. Participants in these plans, other than U.S. employees of Vitramon, are required to contribute an amount based on annual earnings. The Company's funding policy is to contribute annually amounts that satisfy the funding standard account requirements of ERISA. The assets of these plans are invested primarily in mutual funds and guaranteed investment contracts issued by an insurance company and a bank.

Vishay Intertechnology, Inc.

8. EMPLOYEE RETIREMENT PLANS (CONTINUED)

Net pension cost for the Plans included the following components (in thousands):

                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Annual service cost--benefits
  earned for the period                 $3,613        $2,547        $2,233

Less:  Employee contributions           1,459         1,142         1,157
                                   ---------------------------------------------
Net service cost                        2,154         1,405         1,076

Interest cost on projected
  benefit obligation                    5,702         5,153         4,732

Actual return on Plan assets            (11,892)      (1,702)       (5,270)

Net amortization and deferral           7,211         (3,349)       655
                                   ---------------------------------------------
Net pension cost                        $3,175        $1,507        $1,193
                                   =============================================

The expected long-term rate of return on assets was 8.5% - 9.5%.

The following table sets forth the funded status of the Plans and amounts recognized in the Company's financial statements (in thousands):

                                                    DECEMBER 31



                                              1995            1994
                                            ------------------------------------

Vishay Intertechnology, Inc.

Accumulated benefit obligation,
including vested benefits of
$75,636 and $66,601                           $75,949         $67,083
                                            ====================================



Actuarial present value of
projected benefit obligations                 $(82,105)       $(72,144)

Plan assets at fair value                     78,686          62,513
                                            ------------------------------------
Projected benefit obligations
in excess of Plan assets                      (3,419)         (9,631)

Unrecognized loss                             3,043           3,904

Unrecognized prior service cost               834             1,067

Unrecognized net obligation at
transition date, being
recognized over 15 years                      356             466
                                           -------------------------------------
Accrued pension liability                     $814            $(4,194)
                                           =====================================

The following assumptions have been used in the actuarial  determinations of the
Plans:



                                              1995            1994
                                            ------------------------------------
Discount rate                                 7.25%           8.25%
Rate of increase in compensation levels       4.5% - 5.0%     4.5% - 5.0%

8. EMPLOYEE RETIREMENT PLANS (CONTINUED)

Many of the Company's U.S. employees are eligible to participate in 401(k) Savings Plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $2,314,000, $2,282,000, and $1,996,000 for the years ended December 31, 1995, 1994, and
1993, respectively.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have noncontributory defined benefit pension plans covering management and employees. Pension benefits are based on years

Vishay Intertechnology, Inc.

of service. Net pension cost for the German Plans included the following components (in thousands):

                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------



Annual service cost--benefits
earned for the period                   $164          $138          $682

Interest cost on projected
benefit obligation                      5,267         4,496         4,521

Actual return on plan assets            (854)         (1,039)       (796)

Net amortization and deferral           (220)         83             (86)
                                   ---------------------------------------------
Net pension cost                        $4,357        $3,678        $4,321
                                   =============================================

The expected long-term rate of return on assets was 2.0%.

The following table sets forth the funded status of the German Plans and amounts recognized in the Company's financial statements (in thousands):

                                                    DECEMBER 31



                                              1995            1994
                                            ------------------------------------
Accumulated benefit obligation,
including vested benefits of
$76,556 and $69,910                           $77,445         $70,947
                                            ====================================


Actuarial present value of projected
benefit obligations                           $(77,791)       $(71,223)

Vishay Intertechnology, Inc.

Plan assets at fair value                     15,331          13,585
                                            ------------------------------------
Projected benefit obligations in
  excess of plan assets                       (62,460)        (57,638)

Unrecognized loss                             4,935           4,240

Unrecognized prior service cost               571             590

Unrecognized net asset at
  transition date, being
  recognized over 15 years                    (36)            (37)

Additional minimum liability,
  recognized as a reduction of
  stockholders' equity                        (6,792)         (5,810)
                                            ------------------------------------
Accrued pension liability                     $(63,782)       $(58,655)
                                            ====================================


The following assumptions have been used in the actuarial determinations of the German Plans:


Discount rate                                 7.0%

Rate of increase in compensation levels       3.0%


9. POSTRETIREMENT MEDICAL BENEFITS

The Company pays limited health care premiums for certain eligible retired U.S. employees. Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to recognize the transition obligation, which represents the previously unrecognized prior service cost, on a prospective basis over a twenty-year period.

Net   postretirement   benefit  cost  included  the  following   components  (in
thousands):
                                                                              33

Vishay Intertechnology, Inc.

                                             YEAR ENDED DECEMBER 31

                                        1995          1994          1993

                                   ---------------------------------------------
Service cost                            $215          $214          $351

Interest cost                           497           453           713

Net amortization and deferral           245           230           424
                                   ---------------------------------------------
Net postretirement benefit cost         $957          $897          $1,488
                                   =============================================

The 1993 cost information does not include the effects of Plan amendments made at the end of 1993 which capped employer contributions for each participant at 1993 dollar amounts. The Company continues to fund postretirement medical benefits on a pay-as-you-go basis.

Vishay Intertechnology, Inc.

9. POSTRETIREMENT MEDICAL BENEFITS (CONTINUED)

The status of the plan and amounts recognized in the Company's consolidated balance sheet were as follows (in thousands):


                                                    DECEMBER 31



                                              1995            1994
                                            ------------------------------------
Accumulated postretirement benefit
 obligation:

  Retirees                                    $(2,075)        $(2,173)

  Actives eligible to retire                  (1,402)         (1,104)


  Other actives                               (3,712)         (2,719)
                                            ------------------------------------
Total                                         (7,189)         (5,996)

Unrecognized loss                             1,440           519

Unrecognized transition obligation            3,635           3,849
                                            ------------------------------------
Accrued postretirement benefit liability      $(2,114)       $(1,628)
                                            ====================================

The discount rates used in the calculations were 7.25% for 1995 and 8.25% for 1994.

10. LEASES

Vishay Intertechnology, Inc.

Total rental expense under operating leases was $9,984,000, $8,871,000, and $7,528,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
1996--$6,242,000;    1997--$4,446,000;    1998--$3,115,000;    1999--$2,082,000;
2000--$1,868,000; thereafter--$7,204,000.

11. FINANCIAL INSTRUMENTS

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1995 and 1994, the Company had no significant concentrations of credit risk. The amounts reported in the balance sheet for cash and cash equivalents and for short-term and long-term debt approximate fair value.

Vishay Intertechnology, Inc.

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

SOURCES OF SUPPLY

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers. Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

GEOGRAPHIC CONCENTRATION

To address the increasing demand for its products and in order to lower its costs, the Company has expanded, and plans to continue to expand, its manufacturing operations in Israel in order to take advantage of that country's lower wage rates, highly skilled labor force, government-sponsored grants, as well as various tax abatement programs. These incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if hostilities were to occur in the Middle East that materially interfere with the Company's operations in Israel.

Vishay Intertechnology, Inc.

13. SEGMENT AND GEOGRAPHIC INFORMATION

Vishay  operates  in  one  line  of  business--the   manufacture  of  electronic
components. Information about the Company's operations in different geographic areas is as follows (in thousands):

                              United States  Europe    Israel    Other         Elimination  Consolidated
                              -------------  ------    ------    -----         -----------  ------------
Year ended
December 31, 1995
-----------------


Net sales to unaffiliated
customers                     $597,154*      $589,488  $5,684    $32,090       $--          $1,224,416

Net sales between
geographic areas              $74,283        53,883    214,322   341           (342,829)    --
                              ------------------------------------------------------------------------
Total net sales               $671,437       $643,371  $220,006  $32,431       $(342,829)   $1,224,416
                              ========================================================================


Operating profit              $59,877        $31,759   $66,640   $5,528        $--          $163,804
                              ========================================================================

General corporate
  expenses                                                                                  (11,397)

Interest expense                                                                            (29,433)
                                                                                            ----------

Earnings before income
  taxes                                                                                     $122,974
                                                                                            ==========


Identifiable assets           $610,106       $653,395  $255,268  $24,562       $-           $1,543,331
                              ========================================================================

                                                                              38


                              United States  Europe    Israel    Other         Elimination  Consolidated
                              -------------  ------    ------    -----         -----------  ------------

Year ended
December 31, 1994
-----------------


Net sales to unaffiliated
customers                     $495,004*      $466,552  $3,687    $22,594       $--         $987,837


Net sales between
geographic areas              25,339         65,705    139,615   --            (230,659)    --
                              ------------------------------------------------------------------------
Total net sales               $520,343       $532,257  $143,302  $22,594       $(230,659)   $987,837
                              ========================================================================


Operating profit              $43,889        $15,129   $45,091   $4,842        $--          $108,951
                              ========================================================================


General corporate
  expenses                                                                                  (10,066)

Interest expense                                                                            (24,769)
                                                                                            ----------

Earnings before income
taxes                                                                                       $74,116
                                                                                            ==========



Identifiable assets           $555,418       $614,998  $152,329  $22,325       $-           $1,345,070
                              ========================================================================


                              United States  Europe    Israel    Other         Elimination  Consolidated
                              -------------  ------    ------    -----         -----------  ------------
Year ended
December 31, 1993
-----------------


Net sales to unaffiliated
customers                     $426,695*      $407,527  $3,923   $18,127        $--          $856,272



Net sales between
geographic areas              13,245         33,548    67,939   --             (114,732)    --
                              ------------------------------------------------------------------------
Total net sales               $439,940       $441,075  $71,862  $18,127        $(114,732)   $856,272
                              ========================================================================



Operating profit              $31,302        $11,932   $33,467  $3,100         $--          $79,801
                              ========================================================================


General corporate
expenses                                                                                    (8,283)

Interest expense                                                                            (20,624)
                                                                                            ----------

Earnings before income
taxes and cumulative
effect of accounting
change                                                                                      $50,894
                                                                                            ==========

Identifiable assets           $375,456       $470,434  $88,198  $16,582        $--          $950,670
                              ========================================================================



* Includes export sales of $123,387, $107,196, and $78,793, for the years ended December 31, 1995, 1994, and 1993, respectively.

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

Vishay Intertechnology, Inc.

14. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:

                                        (In thousands, except per share amounts)

                  First Quarter         Second Quarter        Third Quarter            Fourth Quarter             Year
             ---------------------  ---------------------  -----------------------  ---------------------  -----------------------
                1995        1994      1995        1994        1995        1994        1995        1994         1995        1994
                ----        ----      ----        ----        ----        ----        ----        ----         ----        ----

Net sales     $310,284   $226,015   $315,461    $226,683    $300,629    $260,963    $298,042    $274,176    $1,224,416   $987,837


Gross profit  79,265     50,800     83,526      55,452      79,265      64,927      79,842      68,523      321,898      239,702


Net earnings  22,034     12,658     24,724      14,226      22,332      14,561      23,577      17,502      92,667       58,947



Earnings per
share (1):

Net earnings  $.42       $.27       $.47        $.31        $.42        $.29        $.40        $.33        $1.71        $1.20

(1) Adjusted to give effect to 5% stock dividends in March 1995 and June 1994, and the 2-for-1 stock split distributed on June 16, 1995.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VISHAY INTERTECHNOLOGY, INC.




     March 21, 1996                          /s/Felix Zandman
                                             -----------------------------------
                                             Felix Zandman, Chairman
                                             of the Board, President,
                                             Chief Executive Officer
                                                & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


     March 21, 1996                          /s/Felix Zandman
                                             -----------------------------------
                                             Felix Zandman, Chairman
                                             of the Board, Director,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)



     March 21, 1996                          /s/Richard N. Grubb
                                             -----------------------------------
                                             Richard N. Grubb
                                             Director, Vice President,
                                             Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)



     March 21, 1996                           /s/Donald G. Alfson
                                             -----------------------------------
                                             Donald G. Alfson, Director and
                                             Vice President
                                             President of Vishay Electronic
                                             Components, U.S. and Asia


     March 21, 1996                           /s/Avi D. Eden
                                             -----------------------------------
                                             Avi D. Eden, Director

     March 21, 1996 `                        /s/Robert A. Freece
                                             -----------------------------------
                                             Robert A. Freece, Director,
                                             Senior Vice President



     March 21, 1996                           /s/Eli Hurvitz
                                             -----------------------------------
                                             Eli Hurvitz, Director



     March 21, 1996                           /s/Gerald Paul
                                             -----------------------------------
                                             Gerald Paul, Director and
                                             Vice President
                                             President of Vishay Electronic
                                             Components, Europe



     March 21, 1996                           /s/Edward B. Shils
                                             -----------------------------------
                                             Edward B. Shils, Director



     March 21, 1996                           /s/Luella B. Slaner
                                             -----------------------------------
                                             Luella B. Slaner, Director



     March 21, 1996                           /s/Mark I. Solomon
                                             -----------------------------------
                                             Mark I. Solomon, Director



     March 21, 1996                           /s/Jean-Claude Tine
                                             -----------------------------------
                                             Jean-Claude Tine, Director

                                  EXHIBIT INDEX




                                                              Page Number in
Exhibit                                                        sequentially
No.                              Description                   Numbered Copy
-------                          -----------                   -------------
2.1              Stock Purchase Agreement, dated July 12,
                 1994, between Thomas & Betts Corporation
                 and   Vishay    Intertechnology,    Inc.
                 Incorporated  by  reference  to  Exhibit
                 (2.1) to the Current Report on 8-K dated
                 July 18, 1994.

3.1              Composite     Amended    and    Restated
                 Certificate  of   Incorporation  of  the
                 Company    dated    August   3,    1995.
                 Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June
                 30, 1995 (the "1995 Form 10-Q").

3.2              Amended   and    Restated    Bylaws   of
                 Registrant. Incorporated by reference to
                 Exhibit  3.2 to  Registration  Statement
                 No.  33-13833 of  Registrant on Form S-2
                 under  the  Securities  Act of 1933 (the
                 "Form  S- 2")  and  Amendment  No.  1 to
                 Amended   and    Restated    Bylaws   of
                 Registrant  Incorporated by reference to
                 Exhibit  3.2 to Form  10-K  file  number
                 1-7416  for fiscal  year ended  December
                 31, 1993 (the "1993 Form 10-K").

10.1             Performance-Based  Compensation Plan for
                 Chief  Executive  Officer of Registrant.
                 Incorporated  by  reference  to  Exhibit
                 10.1 to the 1993 Form 10-K.

                                                              Page Number in
Exhibit                                                        sequentially
No.                              Description                   Numbered Copy
-------                          -----------                   -------------
10.2             The  First  Amendment  dated  June  27,
                 1995, to the Amended and Restated Vishay
                 Intertechnology,    Inc.    $302,500,000
                 Revolving Credit and Term Loan Agreement
                 dated as of July 18,  1994 by and  among
                 Comerica  Bank,   NationsBank  of  North
                 Carolina,   N.A.,  Berliner  Handels-und
                 Frankfurter  Bank, Signet Bank Maryland,
                 CoreStates  Bank,  N.A.,  Bank Hapoalim,
                 B.M.,   ABN  AMRO  Bank   N.V.,   Credit
                 Lyonnais New York Branch, Meridian Bank,
                 Bank Leumi  le-Israel,  B.M.  and Credit
                 Suisse   (collectively,   the  "Banks"),
                 Comerica  Bank,  as agent  for the Banks
                 (the      "Agent"),      and      Vishay
                 Intertechnology,  Inc.  ("Vishay"),  and
                 the   Vishay    Intertechnology,    Inc.
                 $200,000,000  Acquisition Loan Agreement
                 dated as of July 18,  1994 by and  among
                 the   Banks,   the  Agent  and   Vishay.
                 Incorporated  by  references  to Exhibit
                 10.4 to the 1995 Form 10-Q.

10.3             The  First  Amendment,  dated  June  27,
                 1995, to the Amended and Restated Vishay
                 Europe  GmbH  DM  40,000,000   Revolving
                 Credit  and  DM   9,506,000   Term  Loan
                 Agreement  dated as of July 18,  1994 by
                 and  among  the  Banks,  the  Agent  and
                 Vishay  Europe  GmbH  ("VEG"),  and  the
                 Amended  and  Restated   Roederstein  DM
                 104,315,990.20 Term Loan Agreement dated as of July 18, 1994 by and among the Banks, the Agent and VEG. Incorporated by references to Exhibit 10.5 to the 1995 Form 10-Q.

                                                              Page Number in
Exhibit                                                        sequentially
No.                              Description                   Numbered Copy
-------                          -----------                   -------------
10.4             Amended     and     Restated      Vishay
                 Intertechnology,    Inc.    $302,500,000
                 Revolving    Credit    and   Term   Loan
                 Agreement, dated as of July 18, 1994, by
                 and among Comerica Bank,  NationsBank of
                 North    Carolina,     N.A.,    Berliner
                 Handelsund Frankfurter Bank, Signet Bank
                 Maryland,  CoreStates  Bank,  N.A., Bank
                 Hapoalim,  B.M.,  ABN  AMRO  Bank  N.V.,
                 Credit   Lyonnais   New   York   Branch,
                 Meridian  Bank,  Bank  Leumi  le-Israel,
                 B.M.  and Credit  Suisse  (collectively,
                 the "Former  Banks"),  Comerica Bank, as
                 agent   for  the   Former   Banks   (the
                 "Agent"),  and  Vishay  Intertechnology,
                 Inc.    ("Vishay").    Incorporated   by
                 reference  to  Exhibit   (10.1)  to  the
                 Current  Report on Form 8-K  dated  July
                 18, 1994.

10.5             Amended and Restated Vishay Beteiligungs
                 GmbH DM 40,000,000  Revolving Credit and
                 DM 9,506,000 Term Loan Agreement,  dated
                 as of July 18,  1994,  by and  among the
                 Former  Banks,   the  Agent  and  Vishay
                 Beteiligungs GmbH ("VBG"). Incorporated by reference to Exhibit (10.2) to the Current Report on Form 8-K dated July
                 18, 1994.

10.6             Amended  and  Restated   Roederstein  DM
                 104,315,990.20   Term  Loan   Agreement,
                 dated as of July 18, 1994,  by and among
                 the Former Banks, the Agent,  Vishay and
                 VBG.   Incorporated   by   reference  to
                 Exhibit  (10.3) to the Current Report on
                 Form 8-K dated July 18, 1994.

10.7             Vishay       Intertechnology,       Inc.
                 $200,000,000 Acquisition Loan Agreement,
                 dated as of July 18, 1994,  by and among
                 the   Banks,   the  Agent  and   Vishay.
                 Incorporated  by  reference  to  Exhibit
                 (10.4) to the Current Report on Form 8-K dated July 18, 1994.

                                                              Page Number in
Exhibit                                                        sequentially
No.                              Description                   Numbered Copy
-------                          -----------                   -------------
10.8 Amended and Restated Guaranty by Vishay to the Banks, dated July 18, 1994.
                 Incorporated  by  reference  to  Exhibit
                 (10.5) to the Current Report on Form 8-K dated July 18, 1994.

10.9             Employment Agreement,  dated as of March
                 15,  1985,  between  the Company and Dr.
                 Felix Zandman. Incorporated by reference to Exhibit (10.12) to the Form S-2.

10.10            Vishay Intertechnology 1995 Stock Option
                 Program. Incorporated by reference to the Company's Registration Statement on
                 Form S-8 (No. 33-59609).

10.11            1986 Employee Stock Plan of the Company.
                 Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 33-7850).

10.12            1986   Employee   Stock   Plan  of  Dale
                 Electronics,    Inc.   Incorporated   by
                 reference to Exhibit 4 to the  Company's
                 Registration  Statement on Form S-8 (No.
                 33-7851).

10.13            Money   Purchase   Plan   Agreement   of
                 Measurements Group, Inc. Incorporated by
                 reference   to   Exhibit   10(a)(6)   to
                 Amendment   No.   1  to  the   Company's
                 Registration  Statement on Form S-7 (No.
                 2-69970).

22.              Subsidiaries of the Registrant.

23.              Consent of Independent Auditors.

27.              Financial Data Schedule.