Form 10-Q
period 1996-03-31
VISHAY INTERTECHNOLOGY INC
filed 1996-05-03
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q



(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

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

As of May 3, 1996 registrant had 51,161,076 shares of its Common
Stock and 7,222,035 shares of its Class B Common Stock outstanding.

                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                  MARCH 31, 1996

                                CONTENTS




                                                            Page No.


PART I.        FINANCIAL INFORMATION


      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               March 31, 1996 and December 31, 1995


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               March 31, 1996 and 1995


               Consolidated Condensed Statements of             6
               Cash Flows - Three Months Ended
               March 31, 1996 and 1995


               Notes to Consolidated Condensed                  7
               Financial Statements


      Item 2.  Management's Discussion and Analysis            8-10
               of Financial Condition and Results of
               Operations




PART II.       OTHER INFORMATION                               11

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Balance Sheets
    (Unaudited - In thousands)

                                       March 31            December 31
    ASSETS                               1996                 1995
                                      ----------           ----------

    CURRENT ASSETS
      Cash and cash equivalents          $21,581              $19,584
      Accounts receivable                190,088              180,383
      Inventories:
        Finished goods                   168,549              148,846
        Work in process                   85,320               92,166
        Raw materials                    127,211              121,180
      Prepaid expenses and
          other current assets            73,917               78,039
                                      ----------           ----------
               TOTAL CURRENT ASSETS      666,666              640,198



    PROPERTY AND EQUIPMENT - AT COST
      Land                                45,530               46,073
      Buildings and improvements         205,723              197,164
      Machinery and equipment            622,753              603,175
      Construction in progress            82,943               76,564
      Allowance for depreciation        (266,580)            (253,748)
                                      ----------           ----------
                                         690,369              669,228


    GOODWILL                             215,059              218,102



    OTHER ASSETS                          14,752               15,803
                                      ----------           ----------
                                      $1,586,846           $1,543,331
                                      ==========           ==========

    LIABILITIES AND                    March 31            December 31
     STOCKHOLDERS' EQUITY                1996                 1995
                                      ----------           ----------

    CURRENT LIABILITIES
      Notes payable to banks             $26,486              $22,174
      Trade accounts payable              53,502               66,942
      Payroll and related expenses        47,169               43,790
      Other accrued expenses              51,644               51,102
      Income taxes                        14,784                7,083
      Current portion of long-term debt   37,855               37,821
                                      ----------           ----------
           TOTAL CURRENT LIABILITIES     231,440              228,912

    LONG-TERM DEBT                       241,703              228,610

    DEFERRED INCOME TAXES                 41,574               42,044

    OTHER LIABILITIES                     67,619               59,866

    ACCRUED RETIREMENT COSTS              74,636               76,046



    STOCKHOLDERS' EQUITY
      Common stock                         5,115                5,114
      Class B common stock                   722                  722
      Capital in excess of par value     734,668              734,316
      Retained earnings                  174,411              146,370
      Foreign currency
       translation adjustment             21,990               28,487
      Unearned compensation                 (398)                (364)
      Pension adjustment                  (6,634)              (6,792)
                                      ----------           ----------
                                         929,874              907,853
                                      ----------           ----------
                                      $1,586,846           $1,543,331
                                      ==========           ==========


    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited - In thousands except earnings per share)



                                              Three Months Ended
                                                  March 31
                                         1996                 1995
                                      ----------           ----------

    Net sales                           $310,660             $310,284
    Costs of products sold               225,579              231,019
                                      ----------           ----------

                      GROSS PROFIT        85,081               79,265

    Selling, general,
      and administrative expenses         40,374               41,120
    Amortization of goodwill               1,632                1,600
                                      ----------           ----------
                  OPERATING INCOME        43,075               36,545

    Other income (expense):
      Interest expense                    (4,293)              (8,319)
      Other                                 (158)                 (13)
                                      ----------           ----------
                                          (4,451)              (8,332)
                                      ----------           ----------
      EARNINGS BEFORE INCOME TAXES        38,624               28,213

    Income taxes                          10,583                6,179
                                      ----------           ----------

                        NET EARNINGS     $28,041              $22,034
                                      ==========           ==========

    Net earnings per share                 $0.48                $0.42
                                      ==========           ==========


    Weighted average shares outstanding   58,364               52,702







 See notes to consolidated condensed financial statements

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Cash Flows
    (Unaudited - In thousands)


                                              Three Months Ended
                                                  March 31
                                         1996                 1995
                                      ----------           ----------


    OPERATING ACTIVITIES
      Net earnings                       $28,041              $22,034
      Adjustments to reconcile
       net earnings to net cash
       provided by operating activities:
          Depreciation and amortization   19,345               16,871
          Other                           10,087                5,492
          Changes in operating
          assets and liabilities         (30,757)             (35,114)
                                      ----------           ----------
    NET CASH PROVIDED BY
         OPERATING ACTIVITIES             26,716                9,283

    INVESTING ACTIVITIES
      Purchases of property
       and equipment-net                 (43,901)             (36,645)
                                      ----------           ----------
        NET CASH USED IN
         INVESTING ACTIVITIES            (43,901)             (36,645)

    FINANCING ACTIVITIES
      Net proceeds from
       revolving credit lines             14,945               29,500
      Proceeds from long-term borrowings   3,096                   21
      Payments on long-term borrowings    (3,072)              (3,942)
      Net proceeds (payments)
       on short-term borrowings            4,487               (1,607)
                                      ----------           ----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES            19,456               23,972
    Effect of exchange rate
     changes on cash                        (274)               1,276
                                      ----------           ----------
        INCREASE (DECREASE)IN CASH
         AND CASH EQUIVALENTS              1,997               (2,114)

    Cash and cash equivalents at
     beginning of period                  19,584               26,857
                                      ----------           ----------
       CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                   $21,581              $24,743
                                      ==========           ==========




    See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 1996


Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1995.

Note 2:   Earnings Per Share

Earnings per share amounts for all periods reflect a 2-for-1 stock split distributed on June 16, 1995. Earnings per share for the three month period ended March 31, 1996 reflect the issuance of 5.75 million shares of common stock in September 1995.

Note 3:   Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended March 31, 1996 were $310,660,000 compared to $310,284,000 from the comparable period of the prior year. The flat net sales are indicative of the general slowdown in the European economy and the abrupt worldwide drop in the personal computer and telecommunications markets which started at the end of last year.

The weakening of the U.S. dollar against foreign currencies in the first quarter of 1996 in comparison to the prior year's quarter resulted in an increase in reported sales of $1,478,000.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                      Three Months Ended
                                           March 31
                                       1996      1995

Costs of products sold                  72.6 %    74.5 %
Gross profit                            27.4      25.5
Selling, general and
 administrative expenses                13.0      13.3
Operating income                        13.9      11.8
Earnings before income taxes            12.4       9.1
Effective tax rate                      27.4      21.9
Net earnings                             9.0       7.1

Costs of products sold for the quarter ended March 31, 1996 were 72.6% of net sales, as compared to 74.5% for the comparable prior year period. This decrease reflects an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures and the continued shift to higher margin products.

Israeli government grants, recorded as a reduction of costs of goods sold, were $2,140,000 for the quarter ended March 31, 1996 as compared to $2,589,000 for the comparable prior year period. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at March 31, 1996 relating to Israeli government grants was $39,317,000 as compared to $30,849,000 at December 31, 1995.

Selling, general, and administrative expenses for the quarter ended March 31, 1996 were 13.0% of net sales, as compared to 13.3% for the comparable prior year period. While management believes these percentages to be acceptable, management continues to explore additional cost saving opportunities.

Interest costs decreased by $4,026,000 for the quarter ended March 31, 1996 over the comparable prior year period primarily as a result of the net proceeds of $230,279,000 from a common stock offering completed in September 1995 which were used to prepay bank indebtedness.

The effective tax rate for the quarter ended March 31, 1996 was 27.4% compared to 21.9% for the comparable prior year period. The effective tax rate for calendar year 1995 was 24.6%. The higher tax rate for the quarter ended March 31, 1996 reflects increased earnings in higher tax rate countries.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,373,000 and $4,072,000 for the quarter ended March 31, 1996 and 1995, respectively. This period to period increase is primarily a result of increased earnings for the Israeli operations. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Financial Condition

Cash flows from operations were $26,716,000 for the quarter ended March 31, 1996 compared to $9,283,000 for the prior year's period. Included in net cash provided by operating activities is $3,857,000 and $3,778,000 of cash payments made in the first quarter of 1996 and 1995, respectively, for accruals the Company established in connection with acquisitions. Net purchases of property and equipment for the quarter ended March 31, 1996 were $43,901,000 compared to $36,645,000 in the prior year's period. This increase reflects the Company's on-going program to purchase additional equipment to meet anticipated customer demand for surface mount components. Net cash provided by financing activities of $19,456,000 for the quarter ended March 31, 1996 includes increased borrowings used primarily to finance the additions to property and equipment.

The Company has established accruals relating to the Vitramon acquisition of $11,735,000. These accruals, which are included in other accrued expenses, will not affect future earnings but will require cash expenditures over the next twelve months.

The Company's financial condition at March 31, 1996 is strong, with a current ratio of 2.9 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .26 to 1 at March 31, 1996 and .25 to 1 at December 31, 1995.

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

                              VISHAY INTERTECHNOLOGY, INC.


                              /s/ Richard N. Grubb
                              -------------------------
                              Richard N. Grubb
                              Vice President, Treasurer
                              (Duly Authorized and Chief Financial
                              Officer)


Date: May 3, 1996