Form 10-Q/A
period 1996-03-31
VISHAY INTERTECHNOLOGY INC
filed 1996-05-08
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A


The sole purpose of this amendment is to resubmit the Financial
Data Schedule (Ex-27) with the proper "period-type tags" required under EDGAR.

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


Date: May 6, 1996