Form 10-Q
period 1996-06-30
VISHAY INTERTECHNOLOGY INC
filed 1996-08-13
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q




(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996

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





As of August 13, 1996 registrant had 53,710,562 shares of its Common Stock and 7,580,318 shares of its Class B Common Stock outstanding.



                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                    JUNE 30, 1996

                                CONTENTS



                                                            Page No.


PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               June 30, 1996 and December 31, 1995


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               June 30, 1996 and 1995


               Consolidated Condensed Statements of             6
               Operations - Six Months Ended June
               30, 1996 and 1995


               Consolidated Condensed Statements of             7
               Cash Flows - Six Months Ended
               June 30, 1996 and 1995


               Notes to Consolidated Condensed                  8
               Financial Statements


      Item 2.  Management's Discussion and Analysis            9-13
               of Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION                              14-15

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Balance Sheets
    (Unaudited - In thousands)

                                        June 30            December 31
    ASSETS                                1996                 1995
                                      -----------          -----------
    CURRENT ASSETS
      Cash and cash equivalents          $33,714              $19,584
      Accounts receivable                177,659              180,383
      Inventories:
        Finished goods                   186,059              148,846
        Work in process                   76,377               92,166
        Raw materials                    127,621              121,180
      Prepaid expenses and
         other current assets             78,132               78,039
                                      -----------          -----------
              TOTAL CURRENT ASSETS       679,562              640,198



    PROPERTY AND EQUIPMENT - AT COST
      Land                                44,509               46,073
      Buildings and improvements         209,403              197,164
      Machinery and equipment            644,541              603,175
      Construction in progress            83,339               76,564
      Allowance for depreciation        (282,105)            (253,748)
                                      -----------          -----------
                                         699,687              669,228



    GOODWILL                             211,518              218,102





    OTHER ASSETS                          18,000               15,803
                                      -----------          -----------
                                      $1,608,767           $1,543,331
                                      ===========          ===========

    LIABILITIES AND                     June 30            December 31
         STOCKHOLDERS' EQUITY             1996                 1995
                                      -----------          -----------
    CURRENT LIABILITIES
      Notes payable to banks             $35,966              $22,174
      Trade accounts payable              39,949               66,942
      Payroll and related expenses        47,120               43,790
      Other accrued expenses              62,819               51,102
      Income taxes                        13,667                7,083
      Current portion of long-term debt   37,774               37,821
                                      -----------          -----------
           TOTAL CURRENT LIABILITIES     237,295              228,912

    LONG-TERM DEBT                       253,866              228,610

    DEFERRED INCOME TAXES                 40,654               42,044

    OTHER LIABILITIES                     80,013               59,866

    ACCRUED RETIREMENT COSTS              73,186               76,046



    STOCKHOLDERS' EQUITY
      Common stock                         5,371                5,114
      Class B common stock                   758                  722
      Capital in excess of par value     825,850              734,316
      Retained earnings                   86,970              146,370
      Foreign currency
       translation adjustment             11,706               28,487
      Unearned compensation                 (495)                (364)
      Pension adjustment                  (6,407)              (6,792)
                                      -----------          -----------
                                         923,753              907,853
                                      -----------          -----------
                                      $1,608,767           $1,543,331
                                      ===========          ===========


    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited - In thousands except earnings per share)


                                            Three Months Ended
                                                  June 30
                                         1996                 1995
                                     -----------          -----------
    Net sales                          $273,502             $315,461
    Costs of products sold              201,638              231,935
                                     -----------          -----------
                        GROSS PROFIT     71,864               83,526

    Selling, general,
     and administrative expenses         38,466               40,523
    Restructuring expenses               24,280                    0
    Amortization of goodwill              1,630                1,593
                                     -----------          -----------
                    OPERATING INCOME      7,488               41,410

    Other income (expense):
      Interest expense                   (4,569)              (8,573)
      Other                               1,022                 (305)
                                     -----------          -----------
                                         (3,547)              (8,878)
                                     -----------          -----------
        EARNINGS BEFORE INCOME TAXES      3,941               32,532

    Income taxes                            158                7,808
                                     -----------          -----------
                        NET EARNINGS     $3,783              $24,724
                                     ===========          ===========






    Net earnings per share                $0.06                $0.45
                                     ===========          ===========

    Weighted average shares outstanding  61,303               55,354









    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited - In thousands except earnings per share)


                                              Six Months Ended
                                                  June 30
                                         1996                 1995
                                     -----------          -----------

    Net sales                          $584,162             $625,745
    Costs of products sold              427,217              462,954
                                     -----------          -----------
                        GROSS PROFIT    156,945              162,791

    Selling, general,
     and administrative expenses         78,841               81,643
    Restructuring expenses               24,280                    0
    Amortization of goodwill              3,260                3,193
                                     -----------          -----------
                    OPERATING INCOME     50,564               77,955

    Other income (expense):
      Interest expense                   (8,862)             (16,892)
      Other                                 863                 (318)
                                     -----------          -----------
                                         (7,999)             (17,210)
                                     -----------          -----------
        EARNINGS BEFORE INCOME TAXES     42,565               60,745

    Income taxes                         10,741               13,987
                                     -----------          -----------
                        NET EARNINGS    $31,824              $46,758
                                     ===========          ===========

    Net earnings per share                $0.52                $0.84
                                     ===========          ===========

    Weighted average shares outstanding  61,293               55,346








    See notes to consolidated condensed financial statements.









    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Cash Flows
    (Unaudited - In thousands)


                                             Six Months Ended
                                                  June 30
                                         1996                 1995
                                     -----------          -----------

    OPERATING ACTIVITIES
      Net earnings                      $31,824              $46,758
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
          Depreciation and amortization  38,486               33,494
          Other                          19,227               16,316
          Changes in operating assets
           and liabilities              (40,867)             (44,339)
                                     -----------          -----------
        NET CASH PROVIDED BY
         OPERATING ACTIVITIES            48,670               52,229

    INVESTING ACTIVITIES
      Purchases of property
       and equipment-net                (77,546)             (86,004)
                                     ------------         -----------
        NET CASH USED IN
         INVESTING ACTIVITIES           (77,546)             (86,004)

    FINANCING ACTIVITIES
      Net proceeds from
       revolving credit lines            82,568               46,352
      Proceeds from long-term
       borrowings                         3,375                   64
      Payments on long-term
       borrowings                       (56,236)             (11,329)
      Net proceeds (payments)
       on short-term borrowings          14,176               (1,193)
                                     -----------          -----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES           43,883               33,894
    Effect of exchange rate
     changes on cash                       (877)               1,538
                                     -----------          -----------
        INCREASE  IN CASH AND
          CASH EQUIVALENTS               14,130                1,657

    Cash and cash equivalents
     at beginning of period              19,584               26,857
                                     -----------          -----------
        CASH AND CASH EQUIVALENTS
         AT END OF PERIOD               $33,714              $28,514
                                     ===========          ===========




    See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 1996


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

Note 2:   Earnings Per Share

Earnings per share amounts for all periods reflect a 5% stock dividend paid on June 7, 1996. Earnings per share for the three and six month periods ended June 30, 1996 reflect the issuance of 5.75 million shares of common stock completed in September 1995.

Note 3: Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Note 4: Restructuring Expense

The Company recorded a pretax restructuring charge of $24,280,000 ($16,000,000 after tax) in the quarter ended June 30, 1996. These expenses relate to a reduction in the Company's worldwide workforce of approximately 1,300 employees resulting, in part, from the worldwide slowdown in the demand for tantalum and multi-layer ceramic capacitors and the economic downturn in Germany. The Company also intends to close or downsize several facilities in North America and Europe.

The restructuring expenses occurred in the Company's "higher tax rate" countries which lowered the Company's effective tax rate for the quarter
to 4%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and six months ended June 30, 1996 decreased $41,959,000 or 13.3.% and $41,583,000 or 6.6%, respectively, from the comparable periods of the prior year. The decrease in net sales is indicative of the worldwide slowdown in the demand for tantalum and multi-layer ceramic capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand in the personal computer and telecommunications markets, which started at the end of last year.

In addition, the strengthening of the U.S. dollar against foreign currencies for the quarter ended June 30, 1996 in comparison to the prior year's quarter resulted in a decrease in reported sales of $9,163,000. For the six months ended June 30, 1996, the strengthening of the U.S. dollar against foreign currencies in comparison to the prior year period resulted in a decrease in reported sales of $7,685,000.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                           Three Months Ended  Six Months Ended
                                 June 30           June 30
                              1996      1995     1996    1995
                             ------    ------   ------  ------
Costs of products sold        73.7      73.5     73.1    74.0
Gross profit                  26.3      26.5     26.9    26.0
Selling, general and
 administrative expenses      14.1      12.8     13.5    13.0
Operating income               2.7      13.1      8.7    12.5
Earnings before income taxes   1.4      10.3      7.3     9.7
Effective tax rate             4.0      24.0     25.2    23.0
Net earnings                   1.4       7.8      5.4     7.5

Costs of products sold for the quarter and six months ended June 30, 1996 were 73.7% and 73.1%, of net sales, respectively, as compared to 73.5% and 74.0%, respectively, for the comparable prior year periods. The increase in the quarter ended June 30, 1996 is due to the significant decrease in net sales as compared to the prior year quarter. The decrease for the six months ended June 30, 1996, despite the significant decrease in net sales, reflects an increase in production in Israel where labor costs are lower than in most other regions in which Vishay manufactures and the continued shift of sales mix to higher margin products.

Israel government grants, recorded as a reduction of costs of products sold, were $2,061,000 and $4,201,000 for the quarter and six months ended June 30, 1996, respectively, as compared to $3,351,000 and $5,940,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at June 30, 1996 relating to Israeli government grants was $46,799,000 as compared to $30,849,000 at December 31, 1995.

Selling, general, and administrative expenses for the quarter and six months ended June 30, 1996 were 14.1% and 13.5% of net sales, respectively, as compared to 12.8% and 13.0% for the comparable prior year periods. The percentages in 1996 are higher due to the significant decrease in net sales. However, in terms of absolute dollar amounts, selling, general and administrative expenses have decreased by $2,057,000 and $2,802,000, respectively, as compared to the prior year periods.

The Company recorded a pretax restructuring charge of $24,280,000
($16,000,000 after tax) in the quarter ended June 30, 1996 in connection with a reduction of approximately 1,300 employees in the Company's worldwide workforce. The Company also intends to close or downsize several facilities in North America and Europe.

The components of the restructuring expenses are as follows:

     Severance pay                           $20,919,000
     Machinery and equipment writeoff          3,098,000
     Other                                       263,000
                                             -----------
                              Total          $24,280,000
                                             ===========

The Company has paid out $411,000 of severance as of June 30, 1996. The Company is scheduled to pay $12,385,000 of severance by December 31, 1996 with the remaining $8,123,000 to be paid by March 31, 1997. The Company has sufficient lines of credit to fund these payments. The machinery and equipment will be disposed of immediately.

When fully implemented, the restructuring should reduce the Company's costs annually by approximately $25,000,000. These savings will be partially realized in 1996 and the remainder during 1997.

Interest costs decreased by $4,004,000 and $8,030,000 for the quarter and six months ended June 30, 1996 from the comparable prior year periods primarily as a result of the net proceeds of $230,279,000 from a common stock offering completed in September 1995 which were used, in large part, to prepay bank indebtedness.

Other income(expense) increased by $1,327,000 and $1,181,000 for the quarter and six months ended June 30, 1996, respectively, as compared to the prior years' periods. The increase is due to interest income of $800,000 and $991,000 and foreign exchange gains of $382,000 and $225,000, respectively, for the quarter and six months ended June 30, 1996. For the quarter and six months ended June 30, 1995 interest income was $170,000 and $799,000 and foreign exchange losses were $578,000 and $815,000, respectively.

The effective tax rate for the six months ended June 30, 1996 was 25.2% compared to 23.0% for the comparable prior year period. The effective tax rate for calendar year 1995 was 24.6%. The lower tax rate for the quarter ended June 30, 1996 was due primarily to the restructuring charges recorded in higher tax rate countries.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,165,000 and $4,123,000 for the quarters ended June 30, 1996 and 1995, respectively, and $8,538,000 and $8,195,000 for the six month periods ended June 30, 1996 and 1995, respectively. The period to period increases are primarily a result of increased earnings for the Israeli operations as a result of increased production. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. New projects are continually being introduced.

Financial Condition

Cash flows from operations were $48,670,000 for the six months ended June 30, 1996 compared to $52,229,000 for the prior year's period. Net purchases of property and equipment for the six months ended June 30, 1996 were $77,546,000 compared to $86,004,000 in the prior year's period. This reflects the Company's on-going program to purchase additional equipment for surface mount components. Net cash provided by financing activities of $43,883,000 for the six months ended June 30, 1996 includes borrowings used primarily to finance the additions to property and equipment.

The Company's financial condition at June 30, 1996 is strong, with a current ratio of 2.86 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .27 to 1 at June 30, 1996 and .25 at December 31, 1995.

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

Safe Harbor Statement

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

          The Company offers a broad variety of products and services to its customers. Changes in demand for, or in the mix of, products and services comprising revenues could cause actual operating results to vary from those expected.

          The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including rapid technological changes and the need for the Company to timely bring to market new products and applications to meet customers' changing needs.

          The Company operates in a highly competitive environment, which includes significant competitive pricing pressures and intense competition for entry into new markets.

          A slowdown in demand for passive electronic components or recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations.

          Much of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to insure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

          Approximately 50% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

          Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rates in the U.S.) have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs could have an adverse impact on the Company's results of operations.

          The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products.

          When the Company restructures its operation in response to changing economic conditions, particularly in Europe, labor unrest or strikes may occur, which could have an adverse effect on the Company.

          The Company's results of operations may be adversely impacted by (i) difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of the Company's products; (ii) the effects of quality deviations in raw materials, particularly tantalum powder, palladium and ceramic dielectric materials; and (iii) the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum or palladium from the limited number of suppliers.

          The Company's historic growth in revenues and net earnings have resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

          The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies and achievement of significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal and the Czech Republic. The Company's inability to achieve any of these goals could have an adverse effect on the Company's results of operations.

          The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); (ii) settlements, investigations, claims, and changes in those items; (iii) developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; and (iv) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

          The Company's results of operations may also be affected by (i) changes within the Company's organization, particularly at the executive officer level, or in compensation and benefit plans; and (ii) the amount, type and cost of the financing which the Company maintains, and any changes to the financing.

          The inherent risk of environmental liability and remediation costs associated with the Company's manufacturing operations may result in large and unforseen liabilities.

          The Company's operations may be adversely impacted by (i) the effects of war or severe weather or other acts of God on the Company's operations, including disruptions at manufacturing facilities; (ii) the effects of a disruption in the Company's computerized ordering systems; and (iii) the effects of a disruption in the Company's communications systems.

                      VISHAY INTERTECHNOLOGY, INC.
                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
               Not applicable

Item 2.   Changes in Securities
               Not applicable

Item 3.   Defaults Upon Senior Securities
               Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Company held its Annual Meeting of Stockholders on
May 16, 1996.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 15, 1996, and all such nominees were elected.

          (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

               (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders:

                    Total Class A Common Stock voted was 43,677,788.

                                                                     Broker
                                         For     Against  Abstain  Non-Votes

                 Felix Zandman       40,523,924  3,153,864      0          0
                 Donald G. Alfson    40,522,808  3,154,980      0          0
                 Avi D. Eden         40,520,200  3,157,588      0          0
                 Robert A. Freece    40,522,808  3,154,980      0          0
                 Richard N. Grubb    40,522,808  3,154,980      0          0
                 Eli Hurvitz         40,718,632  2,959,156      0          0
                 Gerald Paul         40,522,808  3,154,980      0          0
                 Edward Shils        40,715,650  2,962,138      0          0
                 Luella B. Slaner    40,716,140  2,961,648      0          0
                 Mark I. Solomon     40,721,070  2,956,718      0          0
                 Jean-Claude Tine    40,713,012  2,964,776      0          0

                    Total Class B Common Stock voted was 7,178,862 in favor, 0 against, 0 abstained, and 0 broker non-votes.

               (ii) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1996. Total
Class A Common Stock voted was 43,591,557 in favor, 30,366 against,
55,865 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 7,178,862 in favor, 0 against, 0 abstained, and 0 broker non-votes.


Item 5.   Other Information
               Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.             Description of Exhibit

               27                      Financial Data Schedule

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


Date: August 13, 1996