Form 10-Q
period 1996-09-30
VISHAY INTERTECHNOLOGY INC
filed 1996-11-06
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q



(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996


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

As of November 6, 1996 registrant had 53,726,776 shares of its Common Stock and 7,564,818 shares of its Class B Common Stock outstanding.


                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                SEPTEMBER 30, 1996

                                CONTENTS



                                                            Page No.
                                                            --------

PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               September 30, 1996 and December 31, 1995


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               September 30, 1996 and 1995


               Consolidated Condensed Statements of             6
               Operations - Nine Months Ended
               September 30, 1996 and 1995


               Consolidated Condensed Statements of             7
               Cash Flows - Nine Months Ended
               September 30, 1996 and 1995


               Notes to Consolidated Condensed                  8
               Financial Statements


      Item 2.  Management's Discussion and Analysis            9-15
               of Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION                                16




VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                      September 30        December 31
ASSETS                                    1996                1995
                                      ------------        -----------
CURRENT ASSETS
      Cash and cash equivalents            $33,880            $19,584
      Accounts receivable                  173,617            180,383
      Inventories:
        Finished goods                     191,250            148,846
        Work in process                     70,834             92,166
        Raw materials                      118,690            121,180
      Prepaid expenses and
         other current                      82,362             78,039
                                      ------------        -----------
               TOTAL CURRENT ASSETS        670,633            640,198



PROPERTY AND EQUIPMENT - AT COST
     Land                                   44,235             46,073
     Buildings and improvements            220,592            197,164
     Machinery and equipment               680,886            603,175
     Construction in progress               69,039             76,564
     Allowance for depreciation           (299,284)          (253,748)
                                      ------------        -----------
                                           715,468            669,228



GOODWILL                                   210,568            218,102

OTHER ASSETS                                17,370             15,803
                                      ------------        -----------
                                        $1,614,039         $1,543,331
                                      ============        ===========









                                           September 30       December 31
    LIABILITIES AND STOCKHOLDERS' EQUITY       1996               1995
                                           ------------        -----------
    CURRENT LIABILITIES
      Notes payable to banks                    $34,336            $22,174
      Trade accounts payable                     37,550             66,942
      Payroll and related expenses               42,207             43,790
      Other accrued expenses                     61,711             51,102
      Income taxes                               20,532              7,083
      Current portion of long-term debt          38,973             37,821
                                           ------------        -----------
           TOTAL CURRENT LIABILITIES            235,309            228,912

    LONG-TERM DEBT                              240,580            228,610

    DEFERRED INCOME TAXES                        41,045             42,044

    DEFERRED INCOME                              52,400             30,849

    OTHER LIABILITIES                            31,757             29,017

    ACCRUED RETIREMENT COSTS                     73,887             76,046

    STOCKHOLDERS' EQUITY
      Common stock                                5,371              5,114
      Class B common stock                          758                722
      Capital in excess of par value            825,857            734,316
      Retained earnings                         101,454            146,370
      Foreign currency translation adjust        12,501             28,487
      Unearned compensation                        (428)              (364)
      Pension adjustment                         (6,452)            (6,792)
                                           ------------        -----------
                                                939,061            907,853
                                           ------------        -----------
                                             $1,614,039         $1,543,331
                                           ============        ===========



    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited - In thousands except earnings per share)


                                                   Three Months Ended
                                                      September 30,
                                               1996                 1995
                                           ------------        -----------
    Net sales                                  $259,889           $300,629
    Costs of products sold                      198,712            221,364
                                           ------------        -----------
                        GROSS PROFIT             61,177             79,265

    Selling, general,
      and administrative expenses                35,834             39,586
    Amortization of goodwill                      1,639              1,622
                                           ------------        -----------
                    OPERATING INCOME             23,704             38,057

    Other income (expense):
      Interest expense                           (4,455)            (7,959)
      Other                                         115               (322)
                                           ------------        -----------
                                                 (4,340)            (8,281)
                                           ------------        -----------
             EARNINGS BEFORE INCOME TAXES        19,364             29,776

    Income taxes                                  4,880              7,444
                                           ------------        -----------
                        NET EARNINGS            $14,484            $22,332
                                           ============        ===========


    Net earnings per share                        $0.24              $0.40
                                            ============        ===========

    Weighted average shares outstanding          61,291             56,062


    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Operations
    (Unaudited - In thousands except earnings per share)


                                                   Nine Months Ended
                                                      September 30,
                                               1996                1995
                                           ------------        -----------
    Net sales                                  $844,051           $926,374
    Costs of products sold                      625,929            684,318
                                           ------------        -----------
                        GROSS PROFIT            218,122            242,056

    Selling, general,
      and administrative expenses               114,675            121,229
    Restructuring expenses                       24,280                  0
    Amortization of goodwill                      4,899              4,815
                                           ------------        -----------
                    OPERATING INCOME             74,268            116,012

    Other income (expense):
      Interest expense                          (13,317)           (24,851)
      Other                                         978               (640)
                                           ------------        -----------
                                                (12,339)           (25,491)
                                           ------------        -----------

             EARNINGS BEFORE INCOME TAXES        61,929             90,521

    Income taxes                                 15,621             21,431
                                           ------------        -----------
                        NET EARNINGS            $46,308            $69,090
                                           ============        ===========

    Net earnings per share                        $0.76              $1.24
                                           ============        ===========
    Weighted average shares outstanding          61,292             55,587








    See notes to consolidated condensed financial statements.

    VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
    Consolidated Condensed Statements of Cash Flows
    (Unaudited - In thousands)



                                                   Nine Months Ended
                                                      September 30,
                                                 1996               1995
                                             ------------        -----------
    OPERATING ACTIVITIES
      Net earnings                                $46,308            $69,090

      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
          Depreciation and amortization            59,130              51,498
          Other                                    21,709              15,629
          Changes in operating assets
           and liabilities                        (31,777)            (46,500)
                                              -----------         -----------
        NET CASH PROVIDED BY
          OPERATING ACTIVITIES                     95,370              89,717

    INVESTING ACTIVITIES
      Purchases of property and equipment-net    (110,093)           (118,554)
                                              -----------         -----------
     NET CASH USED IN INVESTING ACTIVITIES       (110,093)           (118,554)

    FINANCING ACTIVITIES
      Net proceeds (payments) on
       revolving credit lines                      80,050            (130,801)
      Proceeds from long-term borrowings            3,378                  63
      Payments on long-term borrowings            (66,360)            (55,057)
      Net proceeds (payments) on
       short-term borrowings                       12,488             (11,164)
      Proceeds from sale of common stock                -             230,863
                                              -----------         -----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                     29,556              33,904
    Effect of exchange rate changes on cash          (537)              1,351
                                              -----------         -----------
        INCREASE  IN CASH AND
          CASH EQUIVALENTS                         14,296               6,418

    Cash and cash equivalents at
       beginning of period                         19,584              26,857
                                             ------------         -----------
    CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                           $33,880             $33,275
                                             ============         ===========


  See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 1996


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

Note 2:   Earnings Per Share

Earnings per share amounts for all periods reflect a 5% stock dividend paid on June 7, 1996. Earnings per share for the three and nine month periods ended September 30, 1996 reflect the issuance of 5.75 million shares of common stock completed in September 1995.

Note 3: Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Note 4: Restructuring Expense

For the nine months ended September 30, 1996, the Company has recorded a pretax restructuring charge of $24,280,000 ($16,000,000 after tax) in June 1996. These expenses relate to a reduction in the Company's worldwide workforce of approximately 1,700 employees resulting, in part, from the worldwide slowdown in the demand for tantalum and multi-layer ceramic capacitors and the economic downturn in Germany. As of September 30, 1996, 806 of the 1,700 employees have left the Company. The Company has paid out $2,287,000 of severance as of September 30, 1996. The Company is scheduled to pay $10,509,000 of severance by December 31, 1996 with the remaining $8,123,000 to be paid by March 31, 1997. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America and Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter and nine months ended September 30, 1996 decreased $40,740,000 or 13.6% and $82,323,000 or 8.9%, respectively, from the comparable periods of the prior year. The decrease in net sales is indicative of the worldwide slowdown in the demand for tantalum and multi-layer ceramic capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand for passive electronic components by personal computer and telecommunications manufacturers, which started at the end of last year.

In addition, the strengthening of the U.S. dollar against foreign currencies for the quarter ended September 30, 1996, in comparison to the prior year's quarter, resulted in a decrease in reported sales of $5,017,000. For the nine months ended September 30, 1996, the strengthening of the U.S. dollar against foreign currencies in comparison to the prior year period resulted in a decrease in reported sales of $12,702,000.

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                 Three Months Ended  Nine Months Ended
                                    September 30        September 30
                                   1996      1995      1996      1995
                                   ----      ----      ----      ----
Costs of products sold             76.5      73.6      74.2      73.9
Gross profit                       23.5      26.4      25.8      26.1
Selling, general and
 administrative expenses           13.8      13.2      13.6      13.1
Operating income                    9.1      12.7       8.8      12.5
Earnings before income taxes        7.5       9.9       7.3       9.8
Effective tax rate                 25.2      25.0      25.2      23.7
Net earnings                        5.6       7.4       5.5       7.5

Costs of products sold for the quarter and nine months ended September 30, 1996 were 76.5% and 74.2%, of net sales, respectively, as compared to 73.6% and 73.9%, respectively, for the comparable prior year periods. Costs of products sold for the quarter and nine months ended September 30, 1996 were negatively affected by an inventory decrease of $10,000,000 during the quarter ended September 30, 1996 causing unabsorbed overhead costs. Furthermore, ineffiencies created by legal constraints which prevented us from immediately terminating laid-off employees also affected costs of products sold.

Israeli government grants, recorded as a reduction of costs of products sold, were $2,215,000 and $6,416,000 for the quarter and nine months ended September 30, 1996, respectively, as compared to $3,693,000 and $9,633,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at September 30, 1996 relating to Israeli government grants was $52,400,000 as compared to $30,849,000 at December 31, 1995.

Selling, general, and administrative expenses for the quarter and nine months ended September 30, 1996 were 13.8% and 13.6% of net sales, respectively, as compared to 13.2% and 13.1% for the comparable prior year periods. The percentages in 1996 are higher due to the significant decrease in net sales. However, in terms of absolute dollar amounts, selling, general and administrative expenses have decreased by $3,752,000 and $6,554,000, respectively, as compared to the prior year periods.

The Company recorded a pretax restructuring charge of $24,280,000 ($16,000,000 after tax) in June 1996 in connection with a reduction of approximately 1,700 employees in the Company's worldwide workforce. As of September 30, 1996, 806 of the 1,700 employees have left the Company. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America and Europe.

The components of the restructuring expenses were as follows:

       Severance pay                             $20,919,000
       Machinery and equipment write-off           3,098,000
       Other                                         263,000
                                                 -----------
                                  Total          $24,280,000
                                                 ===========
The Company has paid out $2,287,000 of severance as of September 30, 1996. The Company is scheduled to pay $10,509,000 of severance by December 31, 1996 with the remaining $8,123,000 to be paid by March 31, 1997. The Company has sufficient lines of credit to fund these payments.

When fully implemented, the restructuring should reduce the Company's costs by approximately $25,000,000 annually. The Company expects that these savings will likely commence to be realized in the fourth quarter of 1996.

Interest costs decreased by $3,504,000 and $11,534,000 for the quarter and nine months ended September 30, 1996 from the comparable prior year periods primarily as a result of the net proceeds of $230,279,000 from a common stock offering completed in September 1995 which were used, in large part, to prepay bank indebtedness.

Other income(expense) increased by $437,000 and $1,618,000 for the quarter and nine months ended September 30, 1996, respectively, as compared to the prior year periods. The increase is due to interest income of $291,000 and $1,282,000 and foreign exchange gains(losses) of ($89,000) and $136,000, respectively, for the quarter and nine months ended September 30, 1996. For the quarter and nine months ended September 30, 1995 interest income was $307,000 and $1,106,000 and foreign exchange losses were $678,000 and $1,493,000, respectively.

The effective tax rate for the quarter and nine months ended September 30, 1996 was 25.2% as compared to 25.0% and 23.7%, respectively, for the comparable prior year periods. The effective tax rate for calendar year 1995 was 24.6%.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $1,747,000 and $4,595,000 for the quarters ended September 30, 1996 and 1995, respectively, and $10,285,000 and $12,790,000 for the nine month periods ended September 30, 1996 and 1995, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $95,370,000 for the nine months ended September 30, 1996 compared to $89,717,000 for the prior year's period. Net purchases of property and equipment for the nine months ended September 30, 1996 were $110,093,000 compared to $118,554,000 in the prior year's period. This reflects the Company's ongoing program to purchase additional equipment for surface mount components. Net cash provided by financing activities of $29,556,000 for the nine months ended September 30, 1996 includes borrowings used primarily to finance the additions to property and equipment.

The Company's financial condition at September 30, 1996 is strong, with a current ratio of 2.85 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .26 to 1 at September 30, 1996 and .25 to 1 at December 31, 1995.

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

            When the Company restructures its operations in response to changing economic conditions, particularly in Europe, labor unrest or strikes may occur, which could have an adverse effect on the Company.

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

                                 VISHAY INTERTECHNOLOGY, INC.



                                  /s/ Richard N. Grubb
                                  --------------------
                                  Richard N. Grubb
                                  Vice President, Treasurer
                                  (Duly Authorized and Chief Financial Officer)


Date: November 6, 1996