Form 10-K
period 1996-12-31
VISHAY INTERTECHNOLOGY INC
filed 1997-03-27
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 25, 1997, assuming conversion of all its Class B Common Stock held by non-affiliates into Common Stock of the registrant was $1,193,526,000.

        As of March 25, 1997, registrant had 53,728,304 shares of its Common Stock and 7,563,720 shares of its Class B Common Stock outstanding.

        Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1996, are incorporated by reference into
Part III.

                                     PART I.

ITEM 1.           DESCRIPTION OF BUSINESS


GENERAL

         Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of passive electronic components, particularly resistors, capacitors and inductors, offering its customers "one-stop" access to one of the most comprehensive passive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, together with semiconductors (integrated circuits), which the Company does not produce, are the primary elements of every electronic circuit. The Company manufactures one of the broadest lines of surface mount devices, a format for passive electronic components that is being increasingly demanded by customers. In addition, the Company continues to produce components in the traditional leaded form. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

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

         As a result of this strategy, the Company has grown during the past eleven years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of passive electronic components.

         As part of a restructuring plan implemented in 1996, the Company consolidated its Vishay Electronic Components operations in the United States, Europe and Asia into one entity. The Company's intention is to (i) create a single worldwide organization under one management team, (ii) create further opportunities for synergies among its divisions and (iii) position the Company for stronger growth by creating for Vishay a more streamlined ability to penetrate and create new markets.

         Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. The telephone number is (610) 644-1300.


PRODUCTS

         Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of fixed resistors, tantalum, multi- layer ceramic chip ("MLCC") and film capacitors; and, to a lesser extent, inductors; aluminum and specialty ceramic capacitors; transformers; potentiometers; plasma displays and thermistors. The Company offers most of its product types in the increasingly demanded surface mount device form and in the traditional leaded device form. The Company believes it produces one of the broadest lines of passive electronic components available from any single manufacturer.

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

         For the year ended December 31, 1996, approximately 41% of the Company's net sales was attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe.

         In the United States, products are marketed through independent manufacturers' representatives, who are compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations that make sales directly to OEMs and provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal and the Czech Republic, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

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

         The Company is aggressively undertaking to have the quality systems at most of its major manufacturing facilities approved under the ISO 9000 international quality control standard.

ISO 9000 is a comprehensive set of quality program standards developed by the International Standards Organization. A majority of the Company's manufacturing operations have already received ISO 9000 approval and others are actively pursuing such approval.

         Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1996.


RESEARCH AND DEVELOPMENT

         Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of the local market. These design centers are located in the United States (Connecticut, Maine, Nebraska, North Carolina, Pennsylvania), in Germany (Selb, Landshut, Pfafenberg, Backnang), in France (Nice, Evry) and Israel (Dimona, Migdal Ha-emek). The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs were approximately $10.4 million for 1996 and 1995, respectively, and $7.2 million for 1994. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition".


SOURCES OF SUPPLIES

         Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers.

         Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitors. It is purchased in powder and wire form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers.

         In an attempt to address this concern, the Company has begun to implement a multifaceted plan to develop a tantalum mine, refinery and capacitor production facilities in China. In May 1996, the Company, along with its joint venture partner, United Development Incorporated, Ltd., an affiliate of the Eisenberg Group of Companies ("UDI"), signed a Cooperation Agreement with the Chinese National Non-Ferrous Metals Industry Corp., a Chinese government agency ("CNNC"), that calls for the comprehensive development of the tantalum industry in China. The agreement contemplates mining and refining tantalum ore and producing tantalum capacitors in China through several joint ventures. In furtherance of the Cooperation Agreement, in July, 1996, the Vishay/UDI joint venture signed a letter of intent with the mining facility located in Yichun, Jiangxi Province, China to create a joint venture to increase the capacity and concentration of tantalum, niobium and other metals mined from the site. In August 1996, the Vishay/UDI joint venture signed a letter of intent with the refinery and smeltering facility located in Ningxia Province, China to increase the quantity and improve the quality and product selection of tantalum and niobium ore processed at the facility, and in November 1996, the Vishay/UDI joint venture signed a letter of intent with CNNC to construct a tantalum capacitor manufacturing plant in Nanchung, Jiangxi Province, China. The Company is now negotiating definitive agreements for each of these projects. The Company believes that if it is able to consummate these joint ventures with the CNNC, the Company will have access to a long term, stable supply of low cost tantalum material, thus reducing its cost to produce tantalum capacitors and making the Company more competitive in the worldwide market for these products, and will at the same time be in the position to significantly expand its presence in China and the Pacific Rim.

         Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium has fluctuated in the range of approximately $120 to $145 per troy ounce during the last three years. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

INVENTORY AND BACKLOG

         Although Vishay manufactures standardized products, a substantial portion of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $237.7 million, $339.2 million and $305.7 million, respectively, at December 31, 1996, 1995 and 1994. The decrease in backlog at December 31, 1996 reflects a worldwide slowdown in demand for tantalum and multi-layer ceramic chip capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand for passive electronic components by personal computer and telecommunications manufacturers.

         Most of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not been significant.


COMPETITION

         The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics Inc.; for MLCC capacitors, competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, competitors are Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company.

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

         At December 31, 1996, approximately 40% of the Company's identifiable assets were located in the United States, approximately 37% were located in Europe, approximately 22% were located in Israel and approximately 1% in other regions. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia, New Hampshire and Florida. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut and Backnang, Germany and Nice, France. In Israel, manufacturing facilities are located in Holon, Dimona and Migdal Ha-emek. The Company also maintains major manufacturing facilities in Juarez, Mexico and the Czech Republic. Over the past several years, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

         The Company has expanded, and plans to continue to expand, its manufacturing operations in Israel, where it benefits from the government's employment and tax incentive programs designed to increase employment, lower wage rates and a highly-skilled labor force, all of which have contributed substantially to the growth and profitability of the Company.

         Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, the government has recently scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. Although the Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects, because a majority of the Company's projects in Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years. In addition, the Company might be materially adversely affected if hostilities were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 27 years of production there, in spite of several Middle East crises, including wars. For the year ended December 31, 1996, sales of products manufactured in Israel accounted for approximately 23% of the Company's net sales.

         Due to a strategic shift in manufacturing emphasis to higher automation and the relocation of some production to regions with lower labor costs, the
Company incurred restructuring costs in the year ended December 31, 1996 associated with the downsizing and closing of manufacturing facilities in North America and Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENT

         The Company's manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations. However, the Company is involved in various legal actions concerning government enforcement proceedings and various dump site cleanups. These actions may result in fines and/or cleanup expenses. The Company believes that any fine or cleanup expense, if imposed, would not be material. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. The Company has nearly completed its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances
(ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. The Company anticipates that it will undertake capital expenditures of approximately $5,000,000 in fiscal 1997 for general environmental compliance and enhancement programs. The Company has been named a Potentially Responsible Party (PRP) at seven Superfund sites. The Company has settled three of these for minimal amounts and does not expect the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments or have knowledge of past occurrences on sites currently occupied by the Company. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs will not arise in the future.

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


EMPLOYEES

         As of December 31, 1996, the Company employed approximately 14,900 full time employees of whom approximately 9,400 were located outside the United States. Some of the Company's foreign employees are members of trade unions. In connection with the Company's restructuring program in 1996, including the downsizing or closing of manufacturing facilities in North America and Europe, the Company dismissed approximately 2,600 employees in its worldwide workforce. No assurance can be given that if the Company continues to restructure its operations in response to changing economic conditions that labor unrest or strikes (especially at European facilities) will not occur.


ITEM 2.           PROPERTIES

         The Company maintains approximately 52 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                                 Approx. Available
Owned Locations                                  Space (Square Feet)
---------------                                  -------------------

     United States
Columbus and Norfolk, NE*                              336,000
Malvern and Bradford, PA*                              215,000
Sanford, ME                                            225,000
Wendell and Statesville, NC*                           193,000
Concord, NH                                            120,000
Roanoke, VA                                            120,000
Monroe, CT                                              91,000
----------------
* two locations

         Foreign
Germany (10 locations)                                 954,000
France (7 locations)                                   560,000
Israel (4 locations)                                   950,000
Portugal                                               299,000


         Vishay  owns  an  additional   272,000  square  feet  of  manufacturing
facilities located in Colorado, Maryland, New York, South Dakota and Florida.

         Available leased facilities in the United States include 171,000 square feet of space located in California, South Dakota and Massachusetts. Foreign leased facilities consist of 121,000 square feet in Mexico, 188,000 square feet in France, 127,000 square feet in England, 37,000 square feet in Canada and 198,000 square feet in Germany. The Company also has facilities in Japan and the Czech Republic.

         To alleviate capacity restraints over the past several years, the Company constructed a 250,000 square foot plant in Migdal Ha-emek, Israel and is in the process of completing a 270,000 square foot facility in Beersheba, Israel.

         In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.


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


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company as of March 25, 1997. This information reflects the implementation of certain management changes that took place in August and November, 1996 in order to consolidate certain operations in the U.S., Europe and Asia.

Name                             Age             Positions Held
----                             ---             --------------

Felix Zandman*                   68              Chairman of the Board,
                                                      President, Chief
                                                      Executive Officer
                                                      and Director

Avi D. Eden*                    49               Vice-Chairman of the
                                                      Board, Executive
                                                      Vice President and
                                                      Director


Gerald Paul*                     48              Chief Operating Officer,
                                                      Executive Vice President
                                                      and Director

Richard N. Grubb*                50              Executive Vice President,
                                                      Treasurer, Chief
                                                      Financial Officer
                                                      and Director

Donald G. Alfson*                51              Executive Vice President,
                                                      Chief Business
                                                      Development Officer and
                                                      Director

Robert A. Freece*                56              Senior Vice President
                                                      and Director

Abraham Inbar                    68              Senior Vice President;
                                                      President -- Vishay
                                                      Israel Ltd., a
                                                      subsidiary of Vishay

Henry V. Landau                  50               Vice President; President
                                                     -- Measurements Group,
                                                     Inc., a subsidiary of
                                                     Vishay

William J. Spires                55               Vice President and
                                                     Secretary

*   Member of the Executive Committee of the Board of Directors.

         Dr. Felix Zandman, a founder of the Company, has been President, Chief Executive Officer and a Director of the Company since its inception. Dr. Zandman has been Chairman of the Board since March 1989.

         Avi D. Eden has been a Director and General Counsel of the Company since June 1988, and has been Vice Chairman of the Board and Executive Vice President of the Company since August 1996.

         Gerald Paul has served as a Director of the Company since May 1993 and has been Chief Operating Officer and Executive Vice President of the Company since August 1996. He was President of Vishay Electronic Components, Europe from January 1994 to August 1996. Dr. Paul has been Managing Director of Draloric Electronic GmbH since January 1991. Dr. Paul has been employed by Draloric since February 1978.

         Richard N. Grubb has been a Director, Vice President, Treasurer and Chief Financial Officer of the Company since May 1994, and has been Executive Vice President of the Company since August 1996. Mr. Grubb has been associated with the Company in various capacities since 1972. He is a Certified Public Accountant who was previously engaged in private practice.

         Donald G. Alfson has been a Director of the Company since May 1992 and has been Executive Vice President, Chief Business Development Officer and Senior Vice President of Marketing and Sales of the Company since August 1996. He was President of Vishay Electronic Components North America and Asia from April 1992 to August 1996. Mr. Alfson served as President of Dale Electronics, Inc. from April 1992 to August 1996 and had been employed by Dale since 1972.

         Robert A. Freece has been a Director of the Company since 1972. He was Vice President of the Company from 1972 until 1994, and has been Senior Vice President since May 1994.

         Abraham Inbar has been Senior Vice President of the Company since August 1996 and had been a Vice President of the Company since June 1994. Mr. Inbar has been the President of Vishay Israel Ltd., a subsidiary of the Company, since May 1994. Mr. Inbar was Senior Vice President and General Manager of Vishay

Israel Ltd. from 1992 to 1994. Previously, Mr. Inbar was Vice President - Operations for Vishay Israel Ltd. He has been employed by the Company since 1973.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1996 and 1995 fiscal years indicated. Stock prices have been restated to reflect stock dividends and stock splits. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit and term loan agreements (see Note 5 to the consolidated financial statements). Holders of record of the Company's Common Stock totalled approximately 2,100 at March 25, 1997.


                           COMMON STOCK MARKET PRICES


                        Calendar 1996             Calendar 1995

                     High       Low             High            Low
                     ----       ---             ----            ---

First Quarter        $ 30.95    $ 22.86         $ 27.50     $ 21.89
Second Quarter       $ 32.62    $ 20.25         $ 36.08     $ 26.19
Third Quarter        $ 25.00    $ 17.38         $ 42.27     $ 31.19
Fourth Quarter       $ 23.38    $ 17.50         $ 40.12     $ 23.70


         On November 27, 1995, the Company commenced a stock repurchase program pursuant to which the Company was authorized to repurchase up to 750,000 shares of its Common Stock for an aggregate amount not to exceed $30 million. The purchases of Common Stock by the Company under the repurchase program are made in accordance with the rules of the Securities and Exchange Commission and at the discretion of management. As of December 31, 1996 the Company had repurchased 110,000 shares at an approximate cost of $3,578,000. No repurchases were made in 1994 or 1996.

         In addition, at March 25, 1997 the Company had outstanding 7,563,720 shares of Class B Common Stock par value $.10 per share (the "Class B Stock") each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is owned by Dr. Felix Zandman, Mrs. Luella B. Slaner and trusts for the benefit of Mrs. Slaner's grandchildren (either directly or beneficially). Dr. Felix Zandman is an executive officer and director of the Company. Mrs. Luella B. Slaner is a director of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                   Year Ended December 31,
                                 -----------------------------------------------------------
                                 1996 1/        1995          1994 2/    1993 3/     1992 4/
                                 -------        ----          -------    -------     -------
                                        (in thousands except per share amounts)
--------------------------------------------------------------------------------------------
Net sales ...................   $1,097,979   $1,224,416   $  987,837   $856,272   $664,226
Interest expense ............       17,408       29,443       24,769     20,624     19,110
Earnings before
  income taxes and
  cumulative effect of
  accounting change .........       70,357      122,974       74,116     50,894     37,924
Income taxes ................       17,741       30,307       15,169      8,246      7,511
Earnings before cumulative
  effect of accounting change       52,616       92,667       58,947     42,648     30,413
Cumulative effect of
  accounting change for
  income taxes ..............         --           --           --        1,427       --
Net earnings ................       52,616       92,667       58,947     44,075     30,413
Total assets ................    1,556,047    1,543,331    1,333,959    948,106    661,643
Long-term debt ..............      229,885      228,610      402,337    266,999    139,540
Working capital .............      434,199      411,286      328,322    205,806    145,327
Stockholders' equity ........      945,230      907,853      565,088    376,503    346,625
Earnings per share:5/
  Before cumulative effect
    of accounting change ....   $     0.86   $     1.62   $     1.14   $   0.87   $   0.74
  Accounting change for
    income taxes ............         --           --           --         0.03       --
  Net earnings ..............   $     0.86   $     1.62   $     1.14   $   0.90   $   0.74

Weighted average number
  of shares outstanding5/ ...       61,292       57,045       51,553     49,146     44,837

----------
1/   Includes restructuring expense of $38,030,000 ($0.43 per share).
2/   Includes the results from July 1, 1994 of Vitramon.
3/   Includes the results from January 1, 1993 of Roederstein.
4/ Includes the results from January 1, 1992 of the acquired Sprague businesses.
5/ Adjusted to reflect 2-for-1 stock split distributed June 16, 1995 and 5% stock dividends paid on June 7, 1996, March 31, 1995, June 13, 1994 and June 11, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND BACKGROUND

         The Company's sales and net income increased significantly through 1995 primarily as a result of its acquisitions. Following each acquisition, the Company implemented programs to take advantage of distribution and operating synergies among its businesses. This implementation was reflected in increases in the Company's sales and in the decline in selling, general, and administrative expenses as a percentage of the Company's sales.

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

         However, beginning with the last quarter of 1995 and continuing into the first quarter of 1997, the Company has experienced a decline in demand for its products, resulting in a decrease in revenues, earnings and backlogs. The Company believes this may be primarily a result of the worldwide slowdown in demand for tantalum and multi-layer ceramic chip capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand for passive electronic components by personal computer and telecommunications manufacturers.

         In order to address the slowdown in demand, the Company implemented a restructuring program in 1996 that included the downsizing and closing of manufacturing facilities in North America and Europe. In connection with the restructuring, the Company incurred $38,030,000 of pretax charges for the year ended December 31, 1996 relating to employee termination and facility closure costs. When the restructuring program is fully implemented, the Company believes that by reducing overhead costs and improving manufacturing efficiency, it will reduce costs by approximately $38 million per year. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America, Europe or elsewhere.

         The Company's strategy contemplates transferring some of its manufacturing operations from countries with high labor costs and tax rates (such as the United States, France and Germany) to Israel, Mexico, Portugal and the Czech Republic in order to benefit from lower labor costs and, in the case of Israel, to take advantage of various government incentives, including government grants and tax incentives. The Company may further reduce its costs in the face of a decline in demand by accelerating the transfer of production to countries with lower labor costs and more favorable tax environments.

         The Company realizes approximately 49% of its revenues outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and to a lesser extent earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to (i) borrow money in the local currencies and markets where it conducts business, and (ii) minimize the time for settling intercompany transactions. The Company does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures.

         As a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rate in the United States) have had the effect of increasing the Company's net earnings. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or, if the investment in the project is over $20 million, for a period of 15 years, which has been the case for most of the Company's projects in Israel since 1994. New projects are continually being introduced. In addition, the Israeli government offers certain incentive programs in the form of grants designed to increase employment in Israel. However, the Israeli government has recently scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. Although the Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects, because a majority of the Company's projects in Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years.

         Israeli government grants, recorded as a reduction of costs of products sold, were $9,449,000 for the year ended December

31, 1996, as compared to $13,243,000 for the prior year. To the extent the Israeli government continues its grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel.

RESULTS OF OPERATIONS

          Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                 Year Ended December 31,
                                               1996      1995       1994
                                               ----      ----       ----

Costs of products sold                         75.2%      73.7%     75.7%
Gross profit                                   24.8       26.3      24.3
Selling, general and
  administrative expenses                      12.9       13.0      13.9
Operating income                                7.8       12.4       9.9
Earnings before income taxes                    6.4       10.0       7.5
Effective tax rate                             25.2       24.6      20.5
Net earnings                                    4.8        7.6       6.0

YEAR ENDED DECEMBER 31, 1996 COMPARED TO
YEAR ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 decreased $126,437,000 or 10.3% from the prior year. The decrease in net sales is indicative of the worldwide slowdown in the demand for tantalum and multi-layer ceramic chip capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand for passive electronic components by personal computer and telecommunications manufacturers, which started at the end of 1995.

         The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1996 in comparison to the prior year resulted in a decrease in reported sales of $20,712,000.

         Net sales, exclusive of foreign currency fluctuations, decreased 8.6% over the prior year.

         Costs of products sold for the year ended December 31, 1996 were 75.2% of net sales, as compared to 73.7% for the prior year. Costs of products sold for the year ended December 31, 1996 were negatively affected by, among other things, a difficult pricing environment and start-up costs of the Company's new capacitor plant in Israel.

         Israeli government grants, recorded as a reduction of costs of products sold, were $9,449,000 for the year ended December 31, 1996, as compared to $13,243,000 for the prior year. To the extent the Israeli government continues these grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at December 31, 1996 relating to Israeli government grants was $58,570,000 as compared to $30,849,000 at December 31, 1995.

         Selling, general and administrative expenses for the year ended December 31, 1996 were 12.9% of net sales, as compared to 13.0% for the prior year. Selling, general and administrative expenses have decreased by $17,056,000, as compared to the prior year, as a result of a cost reduction program instituted in the fourth quarter 1995, lower sales and a reduction in management incentives.

         The Company incurred a pretax restructuring charge of $38,030,000 for the year ended December 31, 1996. Approximately $28,953,000 of those charges relate to employee termination costs covering approximately 2,600 technical, production, administrative and support employees located in the United States, Canada, France and Germany. As of December 31, 1996, approximately 1,939 employees had been terminated and $12,822,000 of the termination costs were paid. The remaining $9,077,000 of restructuring expense relates to facility closure costs in North America and Europe. The restructuring plan is expected to be completed by the end of 1997. The Company has sufficient lines of credit to fund these payments. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America, Europe or elsewhere.

         When fully implemented, the restructuring is expected to reduce the Company's costs by approximately $38,000,000 annually.

         Interest costs decreased by $12,025,000 for the year ended December 31, 1996 from the prior year primarily as a result of the net proceeds of $230,279,000 from a common stock offering completed in September 1995 which were used, in large part, to prepay bank indebtedness.

         Other income (expense) increased by $1,950,000 for the year ended December 31, 1996, as compared to the prior year. The increase is primarily due to foreign exchange gains of $371,000 for the year ended December 31, 1996 as compared to foreign exchange losses of $2,022,000 for the year ended December 31, 1995.

         The effective tax rate for the year ended December 31, 1996 was 25.2% as compared to 24.6% for the prior year. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $10,109,000 and $19,183,000 for the years ended December 31, 1996 and 1995, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years. The Israeli tax effect benefit was more pronounced in 1995 primarily as a result of increased proportional earnings in Israel. See "Description of Business--Manufacturing Operations".

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

         Restructuring expenses of $4,200,000 in 1995 resulted from downsizing of some of the Company's European operations and represent employee termination benefits covering approximately 276 technical, production, administrative and support employees located primarily in France and Germany. This downsizing was completed during the year ended December 31, 1996.

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

         The effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $19,183,000 and $15,291,000 for the years ended December 31, 1995 and 1994, respectively. The Israeli tax effect was more pronounced in 1995 primarily as a result of increased earnings for the Israeli operations as a result of increased production. See "Description of Business--Manufacturing Operations".

FINANCIAL CONDITION AND LIQUIDITY

         Cash flows from operations were $122,186,000 for the year ended December 31, 1996 compared to $115,511,000 for the prior year. Net purchases of property and equipment for the year ended December 31, 1996 were $123,984,000 compared to $165,699,000 in the prior year. Capital expenditures of $105.0 million in 1996 related principally to construction of new facilities in Israel and the purchase of equipment to increase capacity and maximize automation in the Company's plants. The Company has substantially completed its current restructuring/expansion program. Net cash provided by financing activities was $4,018,000 for the year ended December 31, 1996.

         See Note 5 to the Company's Consolidated Financial Statements elsewhere herein for additional information with respect to Vishay's loan agreements, long-term debt and available short-term credit lines.

         The Company's financial condition at December 31, 1996 is strong, with a current ratio of 3.30 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .24 to 1 at December 31, 1996 and
 .25 to 1 at December 31, 1995.

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

          Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to insure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

          Approximately 49% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

          Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rates in the U.S.) have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs (such as described in "Description of Business--Manufacturing Operations") could have an adverse impact on the Company's results of operations.

          The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions (as described in the Introduction and Background to this Item) and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products.

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

          The Company's historic growth in revenues and net earnings have resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future. From time to time, when the Company is in the process of pursuing a strategic acquisition, the Company or the acquisition target may feel compelled for securities and other legal reasons to announce the potential acquisition or the Company's desire to enter into a certain market prior to entering into formal agreements. As a result, there can be no assurance that the Company will consummate any such acquisition.

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

          The inherent risk of environmental liability and remediation costs associated with the Company's manufacturing operations may result in large and unforeseen liabilities.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets -- December 31, 1996 and 1995.

          Consolidated Statements of Operations -- for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows -- for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements -- December 31, 1996.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

         Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1996, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant".


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1996 are filed herewith. See Item 8 of this Report for a list of such financial statements.

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

            3.1 Composite Amended and Restated Certificate of Incorporation of the Company dated August 3, 1995. Incorporated by reference to
                  Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1995 (the "1995 Form 10- Q").

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

            21.   Subsidiaries of the Registrant.

            23.   Consent of Independent Auditors.

            27.   Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISHAY INTERTECHNOLOGY, INC.

         March 25, 1997                   /s/Felix Zandman
                                          ----------------
                                          Felix Zandman, Director, Chairman
                                          of the Board, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


     March 25, 1997                         /s/Felix Zandman
                                            ----------------
                                           Felix Zandman, Director, Chairman
                                           of the Board, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


     March 25, 1997                        /s/Avi D. Eden
                                           --------------
                                           Avi D. Eden, Director, Vice-Chairman
                                           of the Board and Executive
                                           Vice President


     March 25, 1997                        /s/Gerald Paul
                                           --------------
                                           Gerald Paul, Director, Chief
                                           Operating Officer and
                                           Executive Vice President


     March 25, 1997                        /s/Richard N. Grubb
                                           -------------------
                                           Richard N. Grubb, Director,
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


     March 25, 1997                         /s/Donald G. Alfson
                                           --------------------
                                           Donald G. Alfson, Director,
                                           Executive Vice President and
                                           Chief Business Development
                                           Officer

     March 25, 1997                         /s/Robert A. Freece
                                           --------------------
                                           Robert A. Freece, Director,
                                           Senior Vice President



     March 25, 1997                         /s/Eli Hurvitz
                                            --------------
                                            Eli Hurvitz, Director



     March 25, 1997                         /s/Edward B. Shils
                                             ------------------
                                            Edward B. Shils, Director



     March 25, 1997                         /s/Luella B. Slaner
                                            -------------------
                                            Luella B. Slaner, Director



     March 25, 1997                          /s/Mark I. Solomon
                                             ------------------
                                             Mark I. Solomon, Director



     March 25, 1997                          /s/Jean-Claude Tine
                                             -------------------
                                             Jean-Claude Tine, Director

                         Report of Independent Auditors


Board of Directors and Stockholders
Vishay Intertechnology, Inc.


We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Philadelphia, Pennsylvania
February 5, 1997

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)

                                                           December 31
                                                  1996             1995
                                             --------------------------------
Assets
Current assets:
    Cash and cash equivalents                  $   20,945      $    19,584
    Accounts receivable, less allowances
       of $7,561 and $6,915                       163,164          180,383
    Inventories:
       Finished goods                             182,722          148,846
       Work in process                             73,606           92,166
       Raw materials                              100,418          112,572
    Prepaid expenses and other current
       assets                                      82,310           86,647
                                             --------------------------------
Total current assets                              623,165          640,198

Property and equipment--at cost:
    Land                                           43,705           46,073
    Buildings and improvements                    222,743          197,164
    Machinery and equipment                       695,084          603,175
    Construction in progress                       57,891           76,564
                                             --------------------------------
                                                1,019,423          922,976
    Less allowances for depreciation             (308,761)        (253,748)
                                             --------------------------------
                                                  710,662          669,228



Goodwill                                          201,574          218,102





Other assets                                       20,646           15,803
                                             --------------------------------
                                             $  1,556,047      $ 1,543,331
                                             ================================

                                                       December 31
                                                      1996            1995
                                                  -----------------------------
Liabilities and stockholders' equity
Current liabilities:
    Notes payable to banks                         $    31,212      $ 22,174
    Trade accounts payable                              33,930        66,942
    Payroll and related expenses                        35,973        43,790
    Other accrued expenses                              55,381        51,102
    Income taxes                                         7,076         7,083
    Current portion of long-term debt                   25,394        37,821
                                                  -----------------------------
Total current liabilities                              188,966       228,912

Long-term debt--less current portion                   229,885       228,610
Deferred income taxes                                   33,113        42,044
Deferred income                                         58,570        30,849
Other liabilities                                       30,534        29,017
Accrued pension costs                                   69,749        76,046

Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
       Authorized--1,000,000 shares; none
       issued
    Common Stock, par value $.10 a share:
       Authorized--65,000,000 shares;
       53,727,874 and 51,139,826 shares
       outstanding after deducting 13,248
       and 209,881 shares in treasury                   5,373          5,114
    Class B  convertible  Common  Stock,  par
       value  $.10 a share:  Authorized--
       15,000,000  shares;  7,563,720 and
       7,222,035  shares  outstanding  after
       deducting 221,809 and 229,518
       shares in treasury                                 756            722
    Capital in excess of par value                    825,949        734,316
    Retained earnings                                 107,762        146,370
    Foreign currency translation adjustment             9,106         28,487
    Unearned compensation                                (370)          (364)
    Pension adjustment                                 (3,346)        (6,792)
                                                  -----------------------------
                                                      945,230        907,853
                                                  -----------------------------
                                                  $ 1,556,047      1,543,331
                                                  =============================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)


                                                             Year ended December 31
                                            1996                   1995                   1994
                                     ---------------------------------------------------------------------

Net sales                            $      1,097,979       $      1,224,416         $      987,837
Costs of products sold                        825,866                902,518                748,135
                                     ---------------------------------------------------------------------
Gross profit                                  272,113                321,898                239,702

Selling, general, and
    administrative expenses                   141,765                158,821                137,124
Amortization of goodwill                        6,494                  6,461                  4,609
Restructuring expense                          38,030                  4,200                     --
                                     ---------------------------------------------------------------------
                                               85,824                152,416                 97,969

Other income (expense):
    Interest expense                          (17,408)               (29,433)               (24,769)
    Other                                       1,941                     (9)                   916
                                     ---------------------------------------------------------------------
                                              (15,467)               (29,442)               (23,853)
                                     ---------------------------------------------------------------------
Earnings before income taxes                   70,357                122,974                 74,116
Income taxes                                   17,741                 30,307                 15,169
                                     ---------------------------------------------------------------------
Net earnings                            $      52,616          $      92,667          $      58,947
                                     =====================================================================

Earnings per share                      $        0.86         $         1.62          $        1.14
                                     =====================================================================

Weighted average shares
    outstanding                            61,292,000             57,045,000             51,553,000
                                     =====================================================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                             Year ended December 31
                                                                 1996                1995               1994
                                                             -----------------------------------------------------
Operating activities
Net earnings                                                  $ 52,616           $ 92,667             $ 58,947
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation and amortization                            77,247             69,547               57,742
       Changes in operating assets and liabilities:
          Accounts receivable                                   12,541             (8,147)             (12,921)
          Inventories                                          (11,575)           (48,123)             (44,195)
          Prepaid expenses and other
              current assets                                     3,438            (14,023)             (23,119)
          Accounts payable                                     (31,573)               998                3,023
          Other current liabilities                               (942)            (7,442)             (12,420)
       Other                                                    20,434             30,034               19,410
                                                             -----------------------------------------------------
Net cash provided by operating activities                      122,186            115,511               46,467

Investing activities
Purchases of property and equipment                           (123,984)          (165,699)             (91,571)
Purchases of businesses, net of cash acquired                       --                 --             (179,847)
                                                             -----------------------------------------------------
Net cash used in investing activities                         (123,984)          (165,699)            (271,418)

Financing activities
Proceeds from long-term borrowings                               3,476                245              186,271
Principal payments on long-term debt                           (86,026)          (118,226)            (142,961)
Net proceeds (payments) on revolving credit lines               76,502            (59,800)              83,300
Net changes in short-term borrowings                            10,066             (7,188)               3,879
Purchases of common stock                                           --             (3,578)                  --
Proceeds from sale of common stock                                  --            230,279              109,738
                                                             -----------------------------------------------------
Net cash provided by financing activities                        4,018             41,732              240,227
Effect of exchange rate changes on cash                           (859)             1,183                  650
                                                             -----------------------------------------------------
Increase (decrease) in cash and cash equivalents                 1,361             (7,273)              15,926
Cash and cash equivalents at beginning of year                  19,584             26,857               10,931
                                                             -----------------------------------------------------
Cash and cash equivalents at end of year                      $ 20,945           $ 19,584             $ 26,857
                                                             =====================================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except share amounts)

                                                                                 Year ended December 31
                                                                          1996                1995               1994
                                                                   ----------------------------------------------------------
Common Stock:
    Beginning balance                                                 $     5,114        $     2,257         $     1,763
       Shares issued (10,556; 5,777,300; and 5,602,500 shares)                  1                576                 280
       Stock dividends (2,558,069; 1,091; and 3,915,440 shares)               256                 --                 196
       Stock split                                                             --              2,275                  --
       Shares repurchased (110,000 shares)                                     --                (11)                 --
       Conversions from Class B (19,423; 325,509; and 349,824
          shares)                                                               2                 17                  18
                                                                   ----------------------------------------------------------
    Ending balance                                                          5,373              5,114               2,257

Class B convertible Common Stock:
    Beginning balance                                                         722                377                 359
       Stock dividends (361,108 and 716,904 shares)                            36                 --                  36
       Stock split                                                             --                362                  --
       Conversions to Common (19,423; 325,509; and 349,824
          shares)                                                              (2)               (17)                (18)
                                                                   ----------------------------------------------------------
    Ending balance                                                            756                722                 377

Capital in excess of par value:
    Beginning balance                                                     734,316            509,966             288,980
       Shares issued                                                          618            230,534             110,012
       Stock dividends                                                     90,932                 --             110,830
       Stock split                                                             --             (2,637)                 --
       Shares repurchased                                                      --             (3,567)                 --
       Tax effects relating to stock plan                                      83                 20                 144
                                                                   ----------------------------------------------------------
    Ending balance                                                        825,949            734,316             509,966

Retained earnings:
    Beginning balance                                                     146,370             53,734             105,849
       Net earnings                                                        52,616             92,667              58,947
       Stock dividends                                                    (91,224)               (31)           (111,062)
                                                                   ----------------------------------------------------------
    Ending balance                                                        107,762            146,370             53,734

Foreign currency translation adjustment:
    Beginning balance                                                      28,487              4,584             (13,109)
       Translation adjustment for the year                                (19,381)            23,903              17,693
                                                                   ----------------------------------------------------------
    Ending balance                                                          9,106             28,487              4,584

Unearned compensation:
    Beginning balance                                                        (364)               (20)               (60)
       Shares issued under stock plans (10,556; 27,300; and 4,000
          shares)                                                            (262)              (519)               (70)
       Amounts expensed during the year                                       256                175                110
                                                                   ----------------------------------------------------------
    Ending balance                                                           (370)              (364)               (20)

Pension adjustment:
    Beginning balance                                                      (6,792)            (5,810)            (7,279)
       Pension adjustment for the year                                      3,446               (982)             1,469
                                                                   ----------------------------------------------------------
    Ending balance                                                         (3,346)            (6,792)            (5,810)
                                                                   ----------------------------------------------------------
Total stockholders' equity                                            $   945,230        $   907,853        $   565,088
                                                                   ==========================================================

See accompanying notes.


                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996



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

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $68,688,000, $60,155,000, and $51,301,000, for the years ended December 31, 1996, 1995, and
1994, respectively.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Construction in Progress

The estimated cost to complete construction in progress at December 31, 1996 is $34,178,000.

Goodwill

Goodwill, representing the excess of purchase price over net assets of businesses acquired, is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $29,726,000 and $23,737,000 at December 31, 1996 and 1995, respectively. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will determine whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, goodwill will be reduced by the estimated shortfall of cash flows.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Research and Development Expenses

The amount charged to expense aggregated $10,429,000, $10,430,000, and $7,205,000, for the years ended December 31, 1996, 1995, and 1994, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received from governments by certain foreign subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants received from the government of Israel and recognized as a reduction of costs of products sold were $9,449,000

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Grants (continued)

$13,243,000,  and $10,999,000  for the years ended December 31, 1996,  1995, and
1994, respectively. Grants receivable of $23,163,000 and $20,585,000 are included in other current assets at December 31, 1996 and 1995, respectively. Deferred grant income is $58,570,000 and $30,849,000 at December 31, 1996 and 1995, respectively. The grants are subject to conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in repayment of grants, however, management expects that the Company will comply with all terms and conditions of grants.

Share and Per Share Amounts

All numbers of common shares and per share amounts have been adjusted to give retroactive effect to a 2-for-1 stock split distributed on June 16, 1995.

Earnings per share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result if it were assumed that all outstanding stock options were exercised. Earnings per share amounts for all periods presented reflect the 1995 2-for-1 stock split and 5% stock dividends paid on June 7, 1996, March 31, 1995, and June 13, 1994. Earnings per share reflect the weighted effect of the issuance of 5,750,000 shares of Common Stock in September 1995 and the issuance of 5,576,000 shares of Common Stock in August 1994.

Stock Options

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock- Based Compensation" (FAS 123). This Statement establishes a fair value method of accounting for stock-based compensation plans. As permitted by FAS 123, the Company has elected to continue to account for stock-based compensation plans according to the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" (APB 25). The effect of applying the fair value method of FAS 123 results in net income and earnings per share that are not materially different from amounts reported.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current presentation.

                          Vishay Intertechnology, Inc.

2. Acquisitions

In July 1994,  the  Company  purchased  all of the  capital  stock of  Vitramon,
Incorporated and Vitramon Limited, U.K. (collectively, "Vitramon") for $184,000,000 in cash. Vitramon is a leading producer of multilayer ceramic chip capacitors with manufacturing facilities primarily in the United States, France, Germany, and the United Kingdom. In connection with the acquisition of Vitramon, the Company borrowed an aggregate of $200,000,000 from a group of banks, of which $100,000,000 was a bridge facility that was subsequently paid off with proceeds from an equity offering completed in August 1994 and $100,000,000 was a nonamortizing term loan which has been paid off as of December 31, 1996.

The acquisition was accounted for under the purchase method of accounting. The operating results of Vitramon are included in the Company's consolidated results of operations from July 1, 1994. Excess of cost over the fair value of net assets acquired ($104,582,000) is being amortized on a straight-line basis over forty years.

Had the Vitramon acquisition been made at the beginning of 1994, the Company's pro forma unaudited results for the year ended December 31, 1994 would have been (in thousands, except per share amount):

       Net sales                                 $    1,056,520
       Net earnings                                      64,573
       Earnings per share                        $         1.17


The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1994 or of future results.

3. Restructuring Expense

Restructuring expense of $38,030,000 in 1996 results from a downsizing of the Company's worldwide operations. Approximately $28,953,000 of these expenses relate to employee termination costs covering approximately 2,600 technical, production, administrative, and support employees located in the United States, Canada, France, and Germany. Approximately 1,939 employees had been terminated and $12,822,000 of the termination costs paid as of December 31, 1996. The remaining $9,077,000 of restructuring expense relates to facilities closure costs in North America and Europe. The restructuring plan is expected to be completed by the end of 1997. At December 31, 1996, $21,931,000 of restructuring costs are included in other accrued expenses.

                          Vishay Intertechnology, Inc.

3. Restructuring Expense (continued)

Restructuring expense of $4,200,000 in 1995 resulted from the downsizing of some of the Company's European operations and represented employee termination costs covering 276 technical, production, administrative, and support employees located primarily in France and Germany. This downsizing was completed during the year ended December 31, 1996.

4. Income Taxes

Earnings   before  income  taxes  consists  of  the  following   components  (in
thousands):

                            1996          1995         1994
                       ------------------------------------

    Domestic            $ 42,406      $ 34,926     $ 19,650
    Foreign               27,951        88,048       54,466
                       ------------------------------------
                        $ 70,357      $122,974     $ 74,116
                       ====================================

Significant components of income taxes are as follows (in thousands):

                             Year ended December 31

                            1996          1995         1994
                       -------------------------------------
Current:
    U.S. Federal        $ 13,836      $ 10,578     $  5,187
    Foreign                8,098        10,927        3,251
    State                  1,586         1,082          882
                       -------------------------------------
                          23,520        22,587        9,320

Deferred:
    U.S. Federal           1,632         2,247        1,889
    Foreign               (7,793)        5,082        3,858
    State                    382           391          102
                       -------------------------------------
                          (5,779)        7,720        5,849
                       -------------------------------------
                        $ 17,741      $ 30,307     $ 15,169
                       ====================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                        December 31
                                                    1996          1995
                                                ---------------------------
Deferred tax liabilities:
    Tax over book depreciation                    $  77,402     $  71,060
    Other--net                                        7,325         7,640
                                                ---------------------------
Total deferred tax liabilities                       84,727        78,700

Deferred tax assets:
    Pension and other retiree obligations            25,358        25,461
    Net operating loss carryforwards                 84,574        53,638
    Restructuring reserves                            7,698         3,631
    Other accruals and reserves                      16,120        16,368
                                                ---------------------------
Total deferred tax assets                           133,750        99,098
    Valuation allowance for deferred tax assets     (59,021)      (45,700)
                                                ---------------------------
Net deferred tax assets                              74,729        53,398
                                                ---------------------------
Net deferred tax liabilities                      $   9,998     $  25,302
                                                ===========================

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):

                                               Year ended December 31

                                         1996         1995         1994
                                    -----------------------------------------

Tax at statutory rate                  $ 24,625     $ 43,041     $ 25,941
State income taxes, net of U.S.
    federal tax benefit                   1,413        1,094          684
Effect of foreign income tax rates       (9,717)     (13,801)     (13,194)
Benefit of net operating loss
    carryforwards                          (817)      (2,054)          --
Other                                     2,237        2,027        1,738
                                    -----------------------------------------
                                       $ 17,741     $ 30,307     $ 15,169
                                    =========================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

At December 31, 1996, the Company has net operating loss carryforwards for tax purposes of $134,055,000 in Germany (no expiration date), $26,823,000 in France (expire December 31, 2001), and $10,021,000 in Portugal (expire December 31,
2001). Approximately $80,224,000 of the carryforward in Germany, and $5,054,000 of the carryforward in Portugal, resulted from the Company's acquisition of Roederstein. For financial reporting purposes, the deferred tax asset for net operating losses increased due primarily to a reorganization in Germany which resulted in a local tax loss and a higher effective tax rate in Germany. Valuation allowances of $59,021,000 and $45,700,000 have been recognized at December 31, 1996 and 1995, respectively, for deferred tax assets related to foreign net operating loss carryforwards. In 1996, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill of acquired companies by $5,723,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $38,187,000 of such benefits will reduce goodwill.

At December 31, 1996, no provision has been made for U.S. federal and state income taxes on approximately $302,475,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $22,141,000,  $30,272,000,  and $11,125,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):
                                                          December 31
                                                      1996        1995
                                               ----------------------------

Multicurrency Revolving Credit Loan               $121,039    $ 29,722
Term Loan                                           77,500      87,500
Term Loan II                                            --      50,000
Deutsche Mark Revolving Credit Loan                 25,974      27,778
Deutsche Mark Term Loan                              9,426      35,775
Other Debt and Capital Lease Obligations            21,340      35,656
                                               ----------------------------
                                                   255,279     266,431
Less current portion                                25,394      37,821
                                               ----------------------------
                                                  $229,885    $228,610
                                               ============================

                          Vishay Intertechnology, Inc.

5. Long-Term Debt (continued)

As of December 31, 1996, four facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 5.89% on U.S. dollar borrowings and 3.60% on Deutsche Mark borrowings at December 31, 1996), a U.S. term loan (interest 5.99% at December 31, 1996), a Deutsche Mark revolving credit loan (interest 3.60% at December 31,
1996), and a Deutsche Mark term loan (interest 3.70% at December 31, 1996). The terms of the four facilities are summarized below. The first facility is a $400,000,000 multicurrency revolving credit facility which is available to the Company until December 31, 2001. The Company had outstanding $110,000,000 and DM 17,000,000 ($11,039,000) under the multicurrency revolving credit loan at December 31, 1996. The Company can request one-year extensions of the facility annually from 1997 through 2002. Each extension granted by the banks extends the maturity of the facility by one year. Interest is payable at prime or at other interest rate options. The Company is required to pay certain commitment and facility fees on the used and unused portion of this credit facility. The second facility is a $77,500,000 term loan, with interest payable at prime or at other interest rate options. Principal payments are due as follows: 1997--$15,000,000; 1998--$20,000,000; 1999--$20,000,000; 2000-- $22,500,000. Additional principal payments may be required based on excess cash flow as defined in the agreement. The loan agreements also provide a German subsidiary of the Company with two Deutsche Mark ("DM") facilities. The first DM facility is a DM 40,000,000 ($25,974,000) revolving credit facility which is available until December 31, 2001. The Company can request one-year extensions of the facility annually from 1997 through 2002. Each extension granted by the banks extends the maturity of the facility by one year. Interest is based on DM market rates. The Company is required to pay certain commitment and facility fees on the used and unused portion of this credit facility. The second DM facility is a DM 14,516,000 ($9,426,000) term loan. Interest is based on DM market rates. A principal payment of DM 14,516,000 ($9,426,000) is due on or before December 31, 1997.

Under the loan agreements, the Company is restricted from paying cash dividends and must comply with other covenants, including the maintenance of specific ratios. The Company is in compliance with the restrictions and limitations under the terms of loan agreements, as amended.

Other debt and capital lease obligations include borrowings under short-term credit lines of $3,120,000 and $30,254,000 at December 31, 1996 and 1995,
respectively, which are classified as long-term based on the Company's intention and ability to refinance the obligations on a long-term basis.

                          Vishay Intertechnology, Inc.

5. Long-Term Debt (continued)

Aggregate annual maturities of long-term debt, excluding payments which may be required based on excess cash flow, are as follows: 1997--$25,394,000; 1998-- $22,269,000; 1999--$21,305,000; 2000--$22,896,000; 2001--$162,257,000;
thereafter--$1,158,000.

At December 31, 1996, the Company has committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $170,733,000, of which $136,401,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1996 and 1995 was 5.60% and 6.31%, respectively.

Interest paid was $17,736,000,  $29,459,000, and $24,150,000 for the years ended
December 31, 1996, 1995, and 1994, respectively.

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

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 1996, 237,677 shares are available for issuance under stock plans.

In 1995, certain key executives of the Company were granted options to purchase 1,104,700 shares of the Company's Common Stock, all of which remain outstanding at December 31, 1996. These options expire March 1, 2000, with one-third exercisable at $25.23, one-third exercisable at $31.74, and one-third exercisable at $45.35.

                          Vishay Intertechnology, Inc.

7. Other Income

Other income (expense) consists of the following (in thousands):

                                          Year ended December 31
                                      1996        1995        1994
                                 ------------------------------------

Foreign exchange gains (losses)    $   371     $(2,022)    $   440
Investment income                    1,586       1,529         229
Other                                  (16)        484         247
                                 ------------------------------------
                                   $ 1,941     $    (9)    $   916
                                 ====================================

8. Employee Retirement Plans

The Company maintains various defined benefit pension plans covering substantially all full-time U.S. employees. The benefits under these plans are based on the employees' compensation during all years of participation. Participants in these plans, other than U.S. employees of Vitramon, are required to contribute an amount based on annual earnings. The Company's funding policy is to contribute annually amounts that satisfy the funding standard account requirements of ERISA. The assets of these plans are invested primarily in mutual funds and guaranteed investment contracts issued by an insurance company.

Net pension cost for the Plans included the following components (in thousands):

                                                     Year ended December 31
                                                    1996      1995       1994
                                              ---------------------------------

Annual service cost--benefits
    earned for the period                       $  5,091  $  3,613    $2,547
Less:  Employee contributions                      1,842     1,459     1,142
                                              ---------------------------------
Net service cost                                   3,249     2,154     1,405
Interest cost on projected benefit obligation      6,014     5,702     5,153
Actual return on Plan assets                     (10,737)  (11,892)   (1,702)
Net amortization and deferral                      4,213     7,211    (3,349)
                                              ---------------------------------
Net pension cost                                $  2,739   $ 3,175    $1,507
                                              =================================

The expected long-term rate of return on assets was 8.5% - 9.5%.

                          Vishay Intertechnology, Inc.

8. Employee Retirement Plans (continued)

The following table sets forth the funded status of the Plans and amounts recognized in the Company's financial statements (in thousands):
                                                                December 31
                                                             1996       1995
                                                        -----------------------

Accumulated benefit obligation, including vested
    benefits of $80,046 and $75,636                        $ 80,343   $ 75,949
                                                        =======================

Actuarial present value of projected benefit obligations   $(87,740)  $(82,105)
Plan assets at fair value                                    87,369     78,686
                                                        -----------------------
Projected benefit obligations in excess of Plan assets         (371)    (3,419)
Unrecognized (gain) loss                                       (238)     3,043
Unrecognized prior service cost                                 601        834
Unrecognized net obligation at transition date, being
    recognized over 15 years                                    246        356
                                                        -----------------------
Accrued pension liability                                  $    238   $    814
                                                        =======================

The following assumptions have been used in the actuarial  determinations of the
Plans:

                                                           1996       1995
                                                        -----------------------

Discount rate                                              7.50%      7.25%
Rate of increase in compensation levels                 4.5%-5.0%   4.5% - 5.0%


Many of the Company's U.S. employees are eligible to participate in 401(k) Savings Plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $2,250,000, $2,314,000, and $2,282,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have

                          Vishay Intertechnology, Inc.

8. Employee Retirement Plans (continued)

noncontributory defined benefit pension plans covering management and employees. Pension benefits are based on years of service. Net pension cost for the German Plans included the following components (in thousands):

                                                                   Year ended December 31
                                                                1996        1995        1994
                                                          --------------------------------------

Annual service cost--benefits earned for the period          $   126     $   164     $   138
Interest cost on projected benefit obligation                  5,082       5,267       4,496
Actual return on plan assets                                  (1,174)       (854)     (1,039)
Net amortization and deferral                                    133        (220)         83
                                                          --------------------------------------
Net pension cost                                             $ 4,167     $ 4,357     $ 3,678
                                                          ======================================

The expected long-term rate of return on assets was 2.0%.

The following table sets forth the funded status of the German Plans and amounts recognized in the Company's financial statements (in thousands):

                                                                   December 31
                                                              1996         1995
                                                         ---------------------------

Accumulated benefit obligation, including vested
    benefits of $69,477 and $76,556                         $ 70,122     $ 77,445
                                                         ===========================
Actuarial present value of projected benefit obligations    $(70,398)    $(77,791)
Plan assets at fair value                                     15,508       15,331
                                                         ---------------------------
Projected benefit obligations in excess of plan assets       (54,890)     (62,460)
Unrecognized loss                                              4,155        4,935
Unrecognized prior service cost                                  414          571
Unrecognized net asset at transition date, being
    recognized over 15 years                                     (29)         (36)
Additional minimum liability, recognized as a
    reduction of stockholders' equity                         (3,346)      (6,792)
                                                         ---------------------------
Accrued pension liability                                   $(53,696)    $(63,782)
                                                         ===========================

The following assumptions have been used in the actuarial determinations of the German Plans:
                                                        1996              1995
                                                     --------------------------

Discount rate                                          7.0%               7.0%
Rate of increase in compensation levels                2.5%               3.0%

                          Vishay Intertechnology, Inc.

9. Postretirement Medical Benefits

The Company pays limited health care premiums for certain eligible retired U.S. employees. Net postretirement benefit cost included the following components (in thousands):

                                             December 31
                                        1996    1995    1994
                                      -------------------------
Service cost                             $236    $215    $214
Interest cost                             485     497     453
Net amortization and deferral             264     245     230
                                      -------------------------
Net postretirement benefit cost          $985    $957    $897
                                      =========================

The status of the plan and amounts recognized in the Company's consolidated balance sheet were as follows (in thousands):
                                                            December 31
                                                          1996        1995
                                                     -------------------------

Accumulated postretirement benefit obligation:
    Retirees                                           $(2,313)    $(2,075)
    Actives eligible to retire                          (1,519)     (1,402)
    Other actives                                       (3,145)     (3,712)
                                                     -------------------------
Total                                                   (6,977)     (7,189)
Unrecognized loss                                          925       1,440
Unrecognized transition obligation, being amortized
    over 20 years                                        3,421       3,635
                                                     -------------------------
Accrued postretirement benefit liability               $(2,631)    $(2,114)
                                                     =========================

                                  Vishay Intertechnology, Inc.

9. Postretirement Medical Benefits (continued)

The discount rates used in the calculations were 7.50% and 7.25% for 1996 and 1995, respectively.

10. Leases

Total rental expense under operating leases was $9,679,000, $9,984,000, and $8,871,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
1997--$7,289,000;    1998--$5,441,000;    1999--$3,751,000;    2000--$3,233,000;
2001--$2,885,000; thereafter--$9,915,000.

11. Financial Instruments

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1996 and 1995, the Company had no significant concentrations of credit risk. The amounts reported in the balance sheet for cash and cash equivalents and for short-term and long-term debt approximate fair value.

12. Current Vulnerability Due to Certain Concentrations

Sources of Supply

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers. Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the

                          Vishay Intertechnology, Inc.

12. Current Vulnerability Due to Certain Concentrations (continued)

Sources of Supply (continued)

limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. In an attempt to ensure that the Company will have access to a long-term, stable supply of low-cost tantalum, the Company is negotiating joint venture agreements for a tantalum mine, a refinery, and capacitor production facilities in China. Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

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

                          Vishay Intertechnology, Inc.

13. Segment and Geographic Information

Vishay  operates  in  one  line  of  business--the   manufacture  of  electronic
components. Information about the Company's operations in different geographic areas is as follows (in thousands):

                                       United States     Europe      Israel      Other       Elimination      Consolidated
                                       -------------     ------      ------      -----       -----------      ------------
Year ended
December 31, 1996
-----------------
Net sales to unaffiliated
   customers                           $   557,935*      $ 504,397   $  8,118    $  27,529   $      --        $ 1,097,979
Net sales between
   geographic areas                         67,839          45,682    235,219       11,243    (359,983)                --
                                     -------------------------------------------------------------------------------------------
Total net sales                        $   625,774        $550,079   $243,337    $  38,772   $(359,983)        $ 1,097,979
                                     ===========================================================================================

Operating profit                       $    60,868       $ (13,755)  $ 49,562    $   3,854   $      --         $   100,529
                                     =====================================================================
General corporate
   expenses                                                                                                        (12,764)
Interest expense                                                                                                   (17,408)
                                                                                                              ------------------
Earnings before income
   taxes                                                                                                       $    70,357
                                                                                                              ==================
Identifiable assets                    $   617,484       $570,004    $347,053    $  21,506   $      --         $ 1,556,047
                                    ============================================================================================

                                       United States     Europe      Israel      Other       Elimination      Consolidated
                                       -------------     ------      ------      -----       -----------      ------------
Year ended
December 31, 1995
-----------------

Net sales to unaffiliated
   customers                           $   597,154*      $589,488    $  5,684    $  32,090   $      --         $ 1,224,416
Net sales between
   geographic areas                         74,283         53,883     214,322          341    (342,829)                 --
                             ---------------------------------------------------------------------------------------------------
Total net sales                        $   671,437       $643,371    $220,006    $  32,431   $(342,829)        $ 1,224,416
                             ====================================================================================================
Operating profit                       $    59,877       $ 31,759    $ 66,640    $   5,528   $      --         $   163,804
                             ==============================================================================
General corporate
   expenses                                                                                                        (11,397)
Interest expense                                                                                                   (29,433)
                                                                                                              ------------------
Earnings before income
   taxes                                                                                                       $   122,974
                                                                                                              ==================
Identifiable assets                    $   610,106       $653,395    $255,268     $ 24,562   $      --         $ 1,543,331
                             ===================================================================================================

                                  Vishay Intertechnology, Inc.

13. Segment and Geographic Information (continued)

                                      United States       Europe          Israel          Other     Elimination     Consolidated
                                      -------------     -----------    ------------     ---------    ------------   ------------
Yea
Year ended
December 31, 1994
-----------------
S>
Net sales to unaffiliated
   customers                          $   495,004*      $   466,552        $    3,687    $  22,594   $      --     $   987,837
Net sales between
   geographic areas                        25,339            65,705           139,615            --   (230,659)             --
                                      --------------------------------------------------------------------------------------------
Total net sales                       $   520,343       $   532,257        $  143,302    $  22,594    $(230,659)   $   987,837
                                      ============================================================================================
Operating profit                      $    43,889       $    15,129        $   45,091    $   4,842    $       --   $   108,951
                                      ==========================================================================
General corporate
   expenses                                                                                                            (10,066)
Interest expense                                                                                                       (24,769)
                                                                                                              ------------------
Earnings before income
   taxes                                                                                                            $    74,116
                                                                                                              ==================

Identifiable assets                   $   555,418       $   614,998         $ 152,329    $  22,325      $           $ 1,345,070
                                      ============================================================================================

* Includes export sales of $112,402, $123,387, $107,196 for the years ended December 31, 1996, 1995, and 1994, respectively.

Sales between geographic areas are priced to result in operating profit that would be achieved on sales to unaffiliated customers. Operating profit is total revenue less operating expenses. In computing operating profit, general corporate expenses, interest expense, and income taxes were not deducted.

                          Vishay Intertechnology, Inc.

14. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                     (In thousands, except per share amounts)

                            First Quarter        Second Quarter        Third Quarter       Fourth Quarter          Total Year
                       ---------------------  -------------------  -------------------- --------------------  -------------------
                          1996       1995       1996       1995       1996       1995      1996       1995      1996       1995
                          ----       ----       ----       ----       ----       ----      ----       ----      ----       ----
Net sales               $310,660   $310,284   $273,502   $315,461   $259,889   $300,629  $253,928   $298,042  $1,097,979 $1,224,416

Gross profit              85,081     79,265     71,864     83,526     61,177     79,265    53,991     79,842     272,113    321,898

Net earnings (1)          28,041     22,034      3,783     24,724     14,484     22,332     6,308     23,577      52,616     92,667

Earnings per
     share (1), (2):
          Net earnings      $.46       $.40       $.06       $.45      $.24       $.40      $.10       $.38        $.86      $1.62


(1) Includes restructuring expense of $24,826,000 ($.26 per share) and $13,204,000 ($.17 per share) in the second and fourth quarters of 1996, respectively, and restructuring expense of $800,000 ($.01 per share) and $3,400,000 ($.04 per share) in the third and fourth quarters of 1995, respectively.

(2) Adjusted to give retroactive effect to 5% stock dividend in June 1996 and the 2-for-1 stock split distributed on June 16, 1995.

                                  EXHIBIT INDEX



                                                              Page Number in
Exhibit                                                       sequentially
No.                        Description                        Numbered Copy
---                        -----------                        -------------

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

21.         Subsidiaries of the Registrant.

23.         Consent of Independent Auditors.

27.         Financial Data Schedule