Form 10-Q
period 1997-03-31
VISHAY INTERTECHNOLOGY INC
filed 1997-05-08
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q



(Mark One)
      x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997

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

As of May 7, 1997 registrant had 53,728,304 shares of its Common
Stock and 7,563,720 shares of its Class B Common Stock outstanding.


                      VISHAY INTERTECHNOLOGY, INC.

          FORM 10-Q                                MARCH 31, 1997

                                CONTENTS



                                                            Page No.


PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Condensed Balance Sheets -         3-4
               March 31, 1997 and December 31, 1996


               Consolidated Condensed Statements of             5
               Operations - Three Months Ended
               March 31, 1997 and 1996


               Consolidated Condensed Statements of             6
               Cash Flows - Three Months Ended
               March 31, 1997 and 1996


               Notes to Consolidated Condensed                 7-8
               Financial Statements


      Item 2.  Management's Discussion and Analysis            9-11
               of Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION                                12

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)
                                          March 31            December 31
ASSETS                                      1997                 1996
                                        ------------          ------------
CURRENT ASSETS
 Cash and cash equivalents                 $36,329              $20,945
 Accounts receivable                       175,349              163,164
 Inventories:
  Finished goods                           164,671              182,722
  Work in process                           78,075               73,606
  Raw materials                             89,398              100,418
  Prepaid expenses and
   other current assets                     78,428               82,310
                                        ------------         ------------
                TOTAL CURRENT ASSETS       622,250              623,165



 PROPERTY AND EQUIPMENT - AT COST
  Land                                      41,283               43,705
  Buildings and improvements               218,756              222,743
  Machinery and equipment                  690,852              695,084
  Construction in progress                  56,729               57,891
  Allowance for depreciation              (315,038)            (308,761)
                                        ------------         ------------
                                           692,582              710,662

 GOODWILL                                  194,509              201,574

 OTHER ASSETS                               19,099               20,646
                                        ------------         ------------
                                         $1,528,440           $1,556,047
                                        ============         ============









 LIABILITIES AND                         March 31           December 31
     STOCKHOLDERS' EQUITY                  1997                 1996
                                       ------------         ------------
 CURRENT LIABILITIES
  Notes payable to banks                  $37,888              $31,212
  Trade accounts payable                   37,253               33,930
  Payroll and related expenses             38,441               35,973
  Other accrued expenses                   52,359               55,381
  Income taxes                             11,140                7,076
  Current portion of long-term debt        25,761               25,394
                                       ------------         ------------
        TOTAL CURRENT LIABILITIES         202,842              188,966

 LONG-TERM DEBT                           202,683              229,885

 DEFERRED INCOME TAXES                     33,124               33,113

 DEFERRED INCOME                           58,672               58,570

 OTHER LIABILITIES                         28,837               30,534

 ACCRUED RETIREMENT COSTS                  64,607               69,749

 STOCKHOLDERS' EQUITY
  Common stock                              5,373                5,373
  Class B common stock                        756                  756
  Capital in excess of par value          825,958              825,949
  Retained earnings                       127,420              107,762
  Foreign currency
   translation adjustment                 (18,428)               9,106
  Unearned compensation                      (335)                (370)
  Pension adjustment                       (3,069)              (3,346)
                                      ------------         ------------
                                          937,675              945,230
                                      ------------         ------------
                                       $1,528,440           $1,556,047
                                      ============         ============


    See notes to consolidated condensed financial statements.




















VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)



                                                  Three Months Ended
                                                        March 31,
                                                1997               1996
                                           ------------         -----------
Net sales                                     $273,262            $310,660
Costs of products sold                         207,658             225,579
                                           ------------         -----------
                    GROSS PROFIT                65,604              85,081

Selling, general, and
 administrative expenses                        33,919              40,374
Amortization of goodwill                         1,517               1,632
                                           ------------         -----------
                    OPERATING INCOME            30,168              43,075

Other income (expense):
 Interest expense                               (3,701)             (4,293)
 Other                                             547                (158)
                                           ------------         -----------
                                                (3,154)             (4,451)
                                           ------------         -----------

          EARNINGS BEFORE INCOME TAXES          27,014              38,624

Income taxes                                     7,356              10,583
                                           ------------         -----------
                  NET EARNINGS                 $19,658             $28,041
                                           ============         ===========

Net earnings per share                           $0.32               $0.46
                                           ============         ===========

Weighted average shares outstanding             61,292              61,282













See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                    Three Months Ended
                                                         March 31,
                                                  1997               1996
                                               -----------       -----------
 OPERATING ACTIVITIES
   Net earnings                                   $19,658           $28,041
    Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:

    Depreciation and amortization                  19,650            19,345
    Other                                             475            10,087
    Changes in operating assets and
     liabilities                                    8,764           (30,757)
                                               -----------       -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      48,547            26,716

INVESTING ACTIVITIES
 Purchases of property and equipment-net          (18,477)          (43,901)
                                               -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES             (18,477)          (43,901)

FINANCING ACTIVITIES
 Net (payments) proceeds on revolving credit      (17,728)           14,945
 Proceeds from long-term borrowings                   193             3,096
 Payments on long-term borrowings                  (3,979)           (3,072)
  Net proceeds on short-term borrowings             9,322             4,487
                                               -----------       -----------
        NET CASH (USED) PROVIDED BY
          FINANCING ACTIVITIES                    (12,192)           19,456
Effect of exchange rate changes on cash            (2,494)             (274)
                                               -----------       -----------
   INCREASE IN CASH AND
          CASH EQUIVALENTS                         15,384             1,997

Cash and cash equivalents at
          beginning of period                      20,945            19,584
                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $36,329           $21,581
                                               ===========       ===========




 See notes to consolidated condensed financial statements.













NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 1997


Note 1:   Basis of Presentation
-------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1996.

Note 2:   Earnings Per Share
----------------------------

Earnings per share amounts for all periods reflect a 5% stock dividend paid on June 7, 1996.

Note 3: Acquisitions
--------------------

On April 25, 1997, the Company entered into agreements to acquire 65% of Lite-On Power Semiconductor Corporation, a Republic of China (Taiwan) company and a member of the Lite-On Group of the Republic of China ("LPSC"), for $130 million and securities convertible into 1,625,000 shares of Vishay common stock at $23 per share. LPSC produces diodes in the Far East with manufacturing plants in Taipei, Taiwan; Shanghai, China; and Lee's Summit, Missouri, USA. LPSC also owns approximately 40% of Diodes, Inc., located in Westlake, California, which is a public company traded on the American Stock Exchange.

Under the terms of the agreements, Vishay will initially purchase substantially all of the shares of LPSC for $200 million from Silitek Corporation, Lite-On Technology Corporation, Dyna Investment Co., Ltd., and certain other shareholders, all Republic of China (Taiwan) companies and affiliates of the Lite-On Group or individuals who are or were employees of LPSC. Immediately thereafter, Vishay will contribute the shares of LPSC to a newly formed joint venture holding company and will sell 35% of the shares of that joint venture entity to a company ("Holdco.") formed and held by certain companies of the Lite-On Group and individual shareholders of LPSC who elected to reinvest in Holdco. for $70 million. In consideration for entering into the joint venture, which will govern the relationship of the parties for the international manufacture,marketing and sales of discrete semiconductor components and certain other products, Vishay will grant Holdco. securities convertible into 1,625,000 shares of Vishay common stock at $23.00 per share.

Diodes are discrete semiconductor components used to convert electrical currents from AC to DC and are used in all electronic equipment that requires conversion.

The cash portion of the purchase price will be funded from current availability under the Company's credit facilities. The agreements are subject to certain conditions including the completion of the Company's due diligence and receipt of governmental approvals in the Republic of China and the U.S. The closing of this transaction is expected to occur in mid-summer 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                  Three Months Ended
                                        March 31
                                    1997      1996
                                    ----      ----

Costs of products sold               76.0 %   72.6%
Gross profit                         24.0     27.4
Selling, general and
 administrative expenses             12.4     13.0
Operating income                     11.0     13.9
Earnings before income taxes          9.9     12.4
Effective tax rate                   27.2     27.4
Net earnings                          7.2      9.0

Net sales for the quarter ended March 31, 1997 decreased $37,398,000 or 12.0% from the comparable period of the prior year. The decrease in net sales is related to a number of factors including price reductions in the Company's "commodity" products (tantalum, ceramic and resistor chips). As a result of competitive pressures, prices of these products have been reduced between 10% and 20% in the past year. The decrease in net sales also relates to the continuing economic downturn in Germany, where a significant portion of the Company's products are sold. In addition, the strengthening of the U.S. dollar against foreign currencies for the quarter ended March 31, 1997 in comparison to the prior year's quarter, resulted in a decrease in reported sales of $12,281,000.

Costs of products sold for the quarter ended March 31, 1997 was 76.0% of net sales, as compared to 72.6% for the comparable prior year period. Gross profit for the quarter ended March 31, 1997 was negatively affected by a difficult pricing environment, and an under absorption of overhead costs caused by a decrease of $13,360,000(net of foreign currency)in total inventory.

Israeli government grants, recorded as a reduction of costs of products sold, were $2,624,000 for the quarter ended March 31, 1997 as compared to $2,140,000 for the comparable prior year period. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at March 31, 1997 relating to Israeli government grants was $58,672,000 as compared to $58,570,000 at December 31, 1996.

Selling, general, and administrative expenses for the quarter ended March 31, 1997 were 12.4% of net sales, as compared to 13.0% for the comparable prior year period. Selling, general and administrative expenses decreased by $6,455,000, as compared to the prior year period, as a result of the cost reduction program instituted in 1996.

Interest costs decreased by $592,000 for the quarter ended March 31, 1997 from the comparable prior year period primarily as a result of reductions of bank indebtedness using cash generated from operating activities.

Other income(expense) increased by $705,000 for the quarter ended March 31, 1997 as compared to the prior year period. The increase is due primarily to interest income of $828,000 for the quarter ended March 31, 1997 as compared to $191,000 for the comparable prior year period.

The effective tax rate for the quarter ended March 31, 1997 was 27.2% as compared to 27.4% for the comparable prior year period. The effective tax rate for calendar year 1996 was 25.2%.

The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $1,520,000 and $4,373,000 for the quarters ended March 31, 1997 and 1996, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition
-------------------

Cash flows from operations were $48,547,000 for the quarter ended March 31, 1997 compared to $26,716,000 for the prior year's period. Net purchases of property and equipment for three months ended March 31, 1997 were $18,477,000 compared to $43,901,000 in the prior year's period. This decrease reflects the fact that the Company has substantially completed its current restructuring/expansion program.Net cash used by financing activities of $12,192,000 for the three months ended March 31, 1997 includes $21,514,000 used to pay down bank indebtedness.

The Company incurred a pretax restructuring charge of $38,030,000 for the year ended December 31, 1996. Approximately $28,953,000 of these charges relate to employee termination costs covering approximately 2,600 technical, production, administrative and support employees located in the United States, Canada, France and Germany. As of March 31, 1997, approximately 2,067 employees have been terminated and $16,438,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1997.

The Company's financial condition at March 31, 1997 is strong, with a current ratio of 3.07 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .22 to 1 at March 31, 1997 and .24 to 1 at December 31, 1996.

As discussed in Note 3 to the financial statements, the Company intends to finance the cash portion ($130 million) of the Lite-On acquisition from current availability under the Company's credit facilities.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Inflation
---------

Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

Safe Harbor Statement
---------------------

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could result in such differences primarily include decline in demand for the Company's products, competitive pressures, recessionary trends, currency fluctuations, changes in laws, cancellation of government grants or tax benefits, labor unrest, factory under-utilization and capacity constraints. Please see the Company's December 31, 1996 Report on Form 10-K filed with the Securities and Exchange Commission for a more comprehensive list of these factors.

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

                              VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                              ----------------------------------
                              Richard N. Grubb
                              Executive Vice President, Treasurer
                              (Duly Authorized and Chief Financial Officer)


Date: May 8, 1997
      -----------