Form 10-Q
period 1997-06-30
VISHAY INTERTECHNOLOGY INC
filed 1997-08-13
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                          COMMISSION FILE NUMBER 1-7416

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  38-1686453
---------------------------------------            --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

     63 LINCOLN HIGHWAY
     MALVERN, PENNSYLVANIA                                 19355
---------------------------------------            --------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (610) 644-1300
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES [x]   NO [ ]

As of August 11, 1997 registrant had 56,451,517 shares of its Common Stock and 7,931,898 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

           FORM 10-Q                                        JUNE 30, 1997

                                    CONTENTS

                                                                        Page No.
                                                                        --------

PART I.                    FINANCIAL INFORMATION

          Item 1.          Consolidated Condensed Balance Sheets -         3-4
                           June 30, 1997 and December 31, 1996


                           Consolidated Condensed Statements of             5
                           Operations - Three Months Ended
                           June 30, 1997 and 1996


                           Consolidated Condensed Statements of             6
                           Operations - Six Months Ended June
                           30, 1997 and 1996


                           Consolidated Condensed Statements of             7
                           Cash Flows - Six Months Ended
                           June 30, 1997 and 1996


                           Notes to Consolidated Condensed                 8-9
                           Financial Statements


          Item 2.          Management's Discussion and Analysis            10-14
                           of Financial Condition and Results of
                           Operations


PART II.                   OTHER INFORMATION                               15-16

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                  June 30,     December 31,
ASSETS                                                              1997          1996
                                                                -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                      $37,192        $20,945
  Accounts receivable                                            174,613        163,164
  Inventories:
    Finished goods                                               158,719        182,722
    Work in process                                               77,637         73,606
    Raw materials                                                 90,078        100,418
  Prepaid expenses and other current assets                       82,421         82,310
                                                             -----------    -----------
                                      TOTAL CURRENT ASSETS       620,660        623,165


PROPERTY AND EQUIPMENT - AT COST
  Land                                                            40,260         43,705
  Buildings and improvements                                     218,136        222,743
  Machinery and equipment                                        696,636        695,084
  Construction in progress                                        52,329         57,891
  Allowance for depreciation                                    (332,694)      (308,761)
                                                             -----------    -----------
                                                                 674,667        710,662



GOODWILL                                                         190,982        201,574


OTHER ASSETS                                                      28,578         20,646
                                                             -----------    -----------
                                                              $1,514,887     $1,556,047
                                                             ===========    ===========

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                 June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1997           1996
                                                                 --------       ---------
CURRENT LIABILITIES
  Notes payable to banks                                         $35,872        $31,212
  Trade accounts payable                                          36,738         33,930
  Payroll and related expenses                                    43,905         35,973
  Other accrued expenses                                          45,785         55,381
  Income taxes                                                    16,774          7,076
  Current portion of long-term debt                               26,597         25,394
                                                             -----------    -----------
                                 TOTAL CURRENT LIABILITIES       205,671        188,966

LONG-TERM DEBT                                                   175,227        229,885

DEFERRED INCOME TAXES                                             33,435         33,113

DEFERRED INCOME                                                   60,869         58,570

OTHER LIABILITIES                                                 28,039         30,534

ACCRUED RETIREMENT COSTS                                          63,096         69,749

STOCKHOLDERS' EQUITY
  Common stock                                                     5,645          5,373
  Class B common stock                                               793            756
  Capital in excess of par value                                 911,837        825,949
  Retained earnings                                               61,892        107,762
  Foreign currency translation adjustment                        (27,431)         9,106
  Unearned compensation                                             (753)          (370)
  Pension adjustment                                              (3,433)        (3,346)
                                                             -----------    -----------
                                                                 948,550        945,230
                                                             -----------    -----------
                                                              $1,514,887     $1,556,047
                                                             ===========    ===========

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                     Three Months Ended
                                                                          June 30,
                                                                      1997        1996
                                                                   ---------    ---------

Net sales                                                           $272,661     $273,502
Costs of products sold                                               207,031      201,638
                                                                   ---------    ---------
                                              GROSS PROFIT            65,630       71,864

Selling, general, and administrative expenses                         33,698       38,466
Restructuring expenses                                                     0       24,280
Amortization of goodwill                                               1,499        1,630
                                                                   ---------    ---------
                                          OPERATING INCOME            30,433        7,488

Other income (expense):
  Interest expense                                                    (3,564)      (4,569)
  Other                                                                  837        1,022
                                                                   ---------    ---------
                                                                      (2,727)      (3,547)
                                                                   ---------    ---------

         EARNINGS BEFORE INCOME TAXES                                 27,706        3,941

Income taxes                                                           7,758          158
                                                                   ---------    ---------
                                              NET EARNINGS           $19,948       $3,783
                                                                   =========    =========


Net earnings per share                                                 $0.31        $0.06
                                                                   =========    =========

Weighted average shares outstanding                                   64,369       64,368


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                 Six Months Ended
                                                                    June 30,
                                                                 1997        1996
                                                             -----------------------
Net sales                                                     $545,923     $584,162
Costs of products sold                                         414,689      427,217
                                                             ---------    ---------
                                              GROSS PROFIT     131,234      156,945

Selling, general, and administrative expenses                   67,617       78,841
Restructuring expenses                                               0       24,280
Amortization of goodwill                                         3,016        3,260
                                                             ---------    ---------
                                          OPERATING INCOME      60,601       50,564

Other income (expense):
  Interest expense                                              (7,265)      (8,862)
  Other                                                          1,384          863
                                                             ---------    ---------
                                                                (5,881)      (7,999)
                                                             ---------    ---------

         EARNINGS BEFORE INCOME TAXES                           54,720       42,565

Income taxes                                                    15,114       10,741
                                                             ---------    ---------
                                              NET EARNINGS     $39,606      $31,824
                                                             =========    =========


Net earnings per share                                           $0.62        $0.49
                                                             =========    =========

Weighted average shares outstanding                             64,363       64,358

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                               Six Months Ended
                                                                  June 30,
                                                              1997       1996
                                                            -------     -------
OPERATING ACTIVITIES
  Net earnings                                              $39,606     $31,824
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                          39,566      38,486
      Other                                                   2,555      19,227
      Changes in operating assets and liabilities            10,457     (40,867)
                                                           --------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                92,184      48,670

INVESTING ACTIVITIES
  Purchases of property and equipment-net                   (34,812)    (77,546)
                                                           --------    --------
    NET CASH USED IN INVESTING ACTIVITIES                   (34,812)    (77,546)

FINANCING ACTIVITIES
  Net (payments) proceeds on revolving credit lines         (38,179)     82,568
  Proceeds from long-term borrowings                            241       3,375
  Payments on long-term borrowings                           (8,043)    (56,236)
  Net proceeds on short-term borrowings                       8,072      14,176
                                                           --------    --------
    NET CASH (USED) PROVIDED BY
      FINANCING ACTIVITIES                                  (37,909)     43,883
Effect of exchange rate changes on cash                      (3,216)       (877)
                                                           --------    --------
    INCREASE  IN CASH AND
      CASH EQUIVALENTS                                       16,247      14,130

Cash and cash equivalents at beginning of period             20,945      19,584
                                                           --------    --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $37,192     $33,714
                                                           ========    ========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1997


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

Note 2:   Earnings Per Share

Earnings per share amounts for all periods reflect a 5% stock dividend paid on June 9, 1997.

Note 3: Acquisitions

On July 17, 1997, the Company consummated its acquisition of 65% of Lite-On Power Semiconductor Corporation, a Republic of China (Taiwan) company ("LPSC"), and a member of Taiwan's Lite-On Group of companies, for a net purchase price of US$130 million.

LPSC produces diodes, primarily in the Far East, with manufacturing facilities in Taipei, Taiwan; Shanghai, China; and Lee's Summit, Missouri. LPSC also owns approximately 40.2% of Diodes, Inc. (AMEX: DIO), located in Westlake, California. Diodes is a U.S. public company traded on the American Stock Exchange.

Diodes are discrete semiconductor components used to convert electrical currents from AC to DC and are used in all electronic equipment that requires such conversion.

Pursuant to the Stock Purchase Agreement, dated April 25, 1997, among LPSC, Silitek Corporation ("Silitek"), Lite-On Technology Corporation, Dyna Investment Co., Ltd., Lite-On Inc. and other shareholders as Sellers, and the Company, as Purchaser (the "Stock Purchase Agreement"), the Company, through two Singapore entities, acquired approximately 100% of the issued and outstanding shares of capital stock of LPSC for cash consideration of US$200 million.

The purchase was made by a Singapore company (the "Joint Venture Company"), whose capital stock at the time of the acquisition was 50% owned directly by the Company, and 50% owned by another Singapore company (the "Holding Company"), which at the time was a wholly owned subsidiary of the Company. The purchase price was funded by current availability under the Company's existing credit facilities, which were amended as of June 30, 1997 to reflect a number of technical modifications necessary to permit the LPSC acquisition and the Joint Venture described below.

Concurrently with the consummation of the acquisition, pursuant to the terms of the Joint Venture Agreement, dated April 25, 1997, between the Company and a company formed by Silitek and certain other shareholders of LPSC, Lite-On JV Corporation ("JV"), which agreement was amended as of July 17, 1997 (as amended, the "Joint Venture Agreement"), JV purchased from the Company 35% of its interest in the Holding Company and 17.5% of its interest in the Joint Venture Company for consideration of $70 million.

In connection therewith, JV received stock appreciation rights ("SARs") in the Company, which represent the right to receive the increase in value on the equivalent of 1,625,000 shares of the Company's stock above $23 per share. Subject to certain annual and other adjustments, the Company may redeem the SARs if the Company's stock trades above $43 per share. At that price, the SAR's would entitle JV to 755,813 shares of the Company's common stock.

The Joint Venture Agreement also defines the terms of the management of LPSC and its subsidiaries and the agreement between the Company and JV to market the Company's products in Asia and LPSC's products throughout the world.

The foregoing summaries of the Stock Purchase Agreement and the Joint Venture Agreement (including the amendment thereto) are qualified in their entirety by reference to the text of each of such agreements, which are filed as exhibits to the Company's report on Schedule 13D, filed on July 25, 1997, which agreements are incorporated herein by reference.

The summary of the amendment to the Company's credit facilities is qualified in its entirety by reference to the text of such amendment, which is filed as an exhibit hereto and which is incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                              Three Months Ended  Six Months Ended
                                   June 30,         June 30,
                                1997     1996     1997    1996
                                ----     ----     ----    ----

Costs of products sold           75.9%   73.7%   76.0%   73.1%
Gross profit                     24.1    26.3    24.0    26.9
Selling, general and
 administrative expenses         12.4    14.1    12.4    13.5
Operating income                 11.2     2.7    11.1     8.7
Earnings before income taxes     10.2     1.4    10.0     7.3
Effective tax rate               28.0     4.0    27.6    25.2
Net earnings                      7.3     1.4     7.3     5.4

Net sales for the quarter and six months ended June 30, 1997 decreased $841,000 or .3% and $38,239,000 or 6.5%, respectively, from the comparable periods of the prior year. The decrease in net sales is related to a number of factors including price reductions in the Company's "commodity" products (tantalum, ceramic and resistor chips). As a result of competitive pressures, prices of these products have been reduced between 10% and 20% in the past year. In addition, the strengthening of the U.S. dollar against foreign currencies for the quarter and six months ended June 30, 1997 in comparison to the prior year's periods, resulted in decreases in reported sales of $12,005,000 and $24,286,000, respectively.

Costs of products sold for the quarter and six months ended June 30, 1997 were 75.9% and 76.0% of net sales, respectively, as compared to 73.7% and 73.1%, respectively, for the comparable prior year periods. Gross profits for the quarter and six months ended June 30, 1997 were negatively affected by a difficult pricing environment.

Israeli government grants, recorded as a reduction of costs of products sold, were $2,801,000 and $5,425,000 for the quarter and six months ended June 30, 1997, respectively, as compared to $2,061,000 and $4,201,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at June 30, 1997 relating to Israeli government grants was $60,869,000 as compared to $58,570,000 at December 31, 1996.

Selling, general, and administrative expenses for the quarter and six months ended June 30, 1997 were 12.4% of net sales, as compared to 14.1% and 13.5%, respectively, for the comparable prior year periods. Selling, general and administrative expenses decreased by $4,768,000 and $11,224,000, respectively, as compared to the prior year periods, as a result of the cost reduction program instituted in 1996.

The Company recorded a pretax restructuring charge of $24,280,000 ($16,000,000 after tax) in the quarter ended June 30, 1996 in connection with a reduction of approximately 1,300 employees in the Company's worldwide workforce. The Company also closed or downsized several facilities in North America and Europe.

Interest costs decreased by $1,005,000 and $1,597,000 for the quarter and six months ended June 30, 1997, respectively, from the comparable prior year periods primarily as a result of reductions of bank indebtedness using cash generated from operating activities.

The effective tax rate for the six months ended June 30, 1997 was 27.6% as compared to 25.2% for the comparable prior year period. The effective tax rate for calendar year 1996 was 25.2%. The lower tax rate for the quarter ended June 30, 1996 was due primarily to the restructuring charges recorded in the higher tax rate countries, where the Company conducts its business. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $2,931,000 and $4,165,000 for the quarters ended June 30, 1997 and 1996, respectively, and $4,451,000 and $8,538,000 for the six month periods ended June 30, 1997 and 1996, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $92,184,000 for the six months ended June 30, 1997 compared to $48,670,000 for the prior year's period. The increase in cash flows from operations is primarily due to a decrease in inventory for the six months ended June 30, 1997 as compared to an increase in inventory for the six months ended June 30, 1996. Net purchases of property and equipment for six months ended June 30, 1997 were $34,812,000 compared to $77,546,000 in the prior year's period. This decrease reflects the fact that the Company has substantially completed its current restructuring/expansion program. Net cash used by financing activities of $37,909,000 for the six months ended June 30, 1997 includes $45,981,000 used to pay down bank indebtedness.

The Company incurred a pretax restructuring charge of $38,030,000 for the year ended December 31, 1996. Approximately $28,953,000 of these charges relate to employee termination costs covering approximately 2,600 technical, production, administrative and support employees located in the United States, Canada, France and Germany. As of June 30, 1997, approximately 2,199 employees have been terminated and $19,585,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1997.

The Company's financial condition at June 30, 1997 is strong, with a current ratio of 3.02 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .18 to 1 at June 30, 1997 and .24 to 1 at December 31, 1996.

As discussed in Note 3 to the financial statements, the Company financed the cash portion ($130 million) of the Lite-On acquisition from current availability under the Company's credit facilities.

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

     o The Company offers a broad variety of products and services to its customers. Changes in demand for, or in the mix of, products and services comprising revenues could cause actual operating results to vary from those expected.

     o The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including rapid technological changes and the need for the Company to timely bring to market new products and applications to meet customers' changing needs.

     o    The  Company  operates  in a  highly  competitive  environment,  which
          includes   significant   competitive  pricing  pressures  and  intense
          competition for entry into new markets.

     o A slowdown in demand for passive electronic components or recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations.

     o Much of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to insure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

     o Approximately 50% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

     o Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rates in the U.S.) have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs could have an adverse impact on the Company's results of operations.

     o The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products.

     o When the Company restructures its operations in response to changing economic conditions, particularly in Europe, labor unrest or strikes may occur, which could have an adverse effect on the Company.

     o The Company's results of operations may be adversely impacted by (i) difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of the
          Company's products; (ii) the effects of quality deviations in raw materials, particularly tantalum powder, palladium and ceramic dielectric materials; and (iii) the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum or palladium from the limited number of suppliers.

     o The Company's historic growth in revenues and net earnings have resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

     o The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies and achievement of significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal and the Czech Republic. The Company's inability to achieve any of these goals could have an adverse effect on the Company's results of operations.

     o The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); (ii) settlements, investigations, claims, and changes in those items; (iii) developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; and (iv) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

     o The Company's results of operations may also be affected by (i) changes within the Company's organization, particularly at the executive officer level, or in compensation and benefit plans; and
          (ii) the amount, type and cost of the financing which the Company maintains, and any changes to the financing.

     o The inherent risk of environmental liability and remediation costs associated with the Company's manufacturing operations may result in large and unforseen liabilities.

     o The Company's operations may be adversely impacted by (i) the effects of war or severe weather or other acts of God on the Company's operations, including disruptions at manufacturing facilities; (ii) the effects of a disruption in the Company's computerized ordering systems; and (iii) the effects of a disruption in the Company's communications systems.

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

Item 1.           Legal Proceedings
                           Not applicable

Item 2.           Changes in Securities
                           Not applicable

Item 3.           Defaults Upon Senior Securities
                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

               (a) The Company held its Annual Meeting of Stockholders on May 19, 1997.

               (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 18, 1997, and all such nominees were elected.

               (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

                    (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders:

                         Total Class A Common Stock voted was 42,279,706.

                                                                     Broker
                                         For     Against  Abstain  Non-Votes
                                         ---     -------  -------  ---------

                 Felix Zandman       38,719,943  3,559,763      0          0
                 Donald G. Alfson    38,754,312  3,525,394      0          0
                 Avi D. Eden         38,754,371  3,525,335      0          0
                 Robert A. Freece    38,754,126  3,525,580      0          0
                 Richard N. Grubb    38,757,381  3,522,325      0          0
                 Eli Hurvitz         38,588,788  3,690,918      0          0
                 Gerald Paul         38,755,571  3,524,135      0          0
                 Edward Shils        38,743,009  3,536,697      0          0
                 Luella B. Slaner    38,743,617  3,536,089      0          0
                 Mark I. Solomon     38,757,902  3,521,804      0          0
                 Jean-Claude Tine    38,742,890  3,536,816      0          0

                                    Total   Class  B  Common   Stock  voted  was
                                    7,518,487 in favor, 0 against, 0 abstained, and 0 broker non-votes.

                    (ii) Approval of an amendment to the  Company's  Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 65,000,000 shares to 75,000,000 shares. Total Class A Common Stock voted was 41,341,673 in favor, 770,606 against, 167,427 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 7,518,487 in favor, 0 against, 0 abstained, and 0 broker non-votes.

                   (iii) Ratification  of the  appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1997. Total Class A Common Stock voted was 42,026,010 in favor, 145,388 against, 108,308 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 7,518,487 in favor, 0 against, 0 abstained, and 0 broker non-votes.

Item 5.           Other Information
                           Not applicable

Item 6.           Exhibits and Reports on Form 8-K

          (a)      Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1      --    Certificate  of Amendment of Composite  Amended and Restated
               Certificate  of  Incorporation  of  Vishay  Intertechnology,
               Inc (the "Corporation").*

4.1      --    Stock Purchase Agreement among LPSC, Silitek Corporation, Lite-On
               Technology  Corporation,  Dyna Investment Co., Ltd., Lite-On Inc.
               and  other  shareholders  as  Sellers  and  the  Corporation  as
               Purchaser,   incorporated  by  reference  to  Exhibit  A  to  the
               Corporation's Schedule 13D filed on July 25, 1997.

10.1     --    Joint Venture  Agreement  between the  Corporation and Lite-On JV
               Corporation (the "Joint Venture Agreement"), incorporated by reference to Exhibit B to the Corporation's Schedule 13D filed on July 25, 1997.

10.2     --    Amendment  to  the  Joint  Venture  Agreement,   incorporated  by
               reference to Exhibit C to the Corporation's Schedule 13D filed on July 25, 1997.

10.3     --    Third  Amendment to Vishay Loan  Agreement,  dated as of June 30,
               1997.*

27 --          Financial Data Schedule.*


          (b)      Reports on Form 8-K
                   Not applicable



----------
*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VISHAY INTERTECHNOLOGY, INC.



                                        /s/ Richard N. Grubb
                                     -----------------------
                                     Richard N. Grubb
                                     Executive Vice President, Treasurer
                                     (Duly Authorized and Chief Financial
                                     Officer)


Date: August 12, 1997

                                 EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
------         ----------------------

3.1      --    Certificate  of Amendment of Composite  Amended and Restated
               Certificate  of  Incorporation  of  Vishay  Intertechnology,
               Inc (the "Corporation").*

4.1      --    Stock Purchase Agreement among LPSC, Silitek Corporation, Lite-On
               Technology  Corporation,  Dyna Investment Co., Ltd., Lite-On Inc.
               and  other  shareholders  as  Sellers  and  the  Corporation  as
               Purchaser,   incorporated  by  reference  to  Exhibit  A  to  the
               Corporation's Schedule 13D filed on July 25, 1997.

10.1     --    Joint Venture  Agreement  between the  Corporation and Lite-On JV
               Corporation (the "Joint Venture Agreement"), incorporated by reference to Exhibit B to the Corporation's Schedule 13D filed on July 25, 1997.

10.2     --    Amendment  to  the  Joint  Venture  Agreement,   incorporated  by
               reference to Exhibit C to the Corporation's Schedule 13D filed on July 25, 1997.

10.3     --    Third  Amendment to Vishay Loan  Agreement,  dated as of June 30,
               1997.*

27 --          Financial Data Schedule.*


----------
*Filed herewith.