Form 10-Q
period 1997-09-30
VISHAY INTERTECHNOLOGY INC
filed 1997-11-12
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

As of November 12, 1997 registrant had 56,457,094 shares of its Common Stock and 7,926,898 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

           FORM 10-Q                                         SEPTEMBER 30, 1997

                                    CONTENTS

                                                                        Page No.
                                                                        --------

PART I.                    FINANCIAL INFORMATION


          Item 1.          Consolidated Condensed Balance Sheets -         3-4
                           September 30, 1997 and December 31, 1996


                           Consolidated Condensed Statements of             5
                           Operations - Three Months Ended
                           September 30, 1997 and 1996


                           Consolidated Condensed Statements of             6
                           Operations - Nine Months Ended
                           September 30, 1997 and 1996


                           Consolidated Condensed Statements of             7
                           Cash Flows - Nine Months Ended
                           September 30, 1997 and 1996


                           Notes to Consolidated Condensed                 8-9
                              Financial Statements


          Item 2.          Management's Discussion and Analysis           10-14
                           of Financial Condition and Results of
                           Operations


PART II.                   OTHER INFORMATION                                15

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)


                                                               September 30       December 31
ASSETS                                                             1997              1996
                                                              ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                       $43,466            $20,945
  Accounts receivable                                             188,706            163,164
  Inventories:
    Finished goods                                                163,048            182,722
    Work in process                                                86,839             73,606
    Raw materials                                                  94,022            100,418
  Prepaid expenses and other current assets                        90,658             82,310
                                                              ------------       ------------
                                      TOTAL CURRENT ASSETS        666,739            623,165



PROPERTY AND EQUIPMENT - AT COST
  Land                                                             41,958             43,705
  Buildings and improvements                                      226,895            222,743
  Machinery and equipment                                         753,214            695,084
  Construction in progress                                         56,732             57,891
  Allowance for depreciation                                     (358,693)          (308,761)
                                                              ------------       ------------
                                                                  720,106            710,662


GOODWILL                                                          296,455            201,574


OTHER ASSETS                                                       44,949             20,646
                                                              ------------       ------------
                                                               $1,728,249         $1,556,047
                                                              ============       ============

                                                                   September 30     December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997             1996
                                                                  -------------     ------------
CURRENT LIABILITIES
  Notes payable to banks                                               $42,803          $31,212
  Trade accounts payable                                                44,684           33,930
  Payroll and related expenses                                          48,183           35,973
  Other accrued expenses                                                39,463           55,381
  Income taxes                                                          22,962            7,076
  Current portion of long-term debt                                      9,242           25,394
                                                                  -------------     ------------
                                 TOTAL CURRENT LIABILITIES             207,337          188,966

LONG-TERM DEBT                                                         342,707          229,885

DEFERRED INCOME TAXES                                                   33,027           33,113

DEFERRED INCOME                                                         62,638           58,570

OTHER LIABILITIES                                                       45,634           30,534

ACCRUED RETIREMENT COSTS                                                63,364           69,749

STOCKHOLDERS' EQUITY
  Common stock                                                           5,645            5,373
  Class B common stock                                                     793              756
  Capital in excess of par value                                       920,052          825,949
  Retained earnings                                                     82,586          107,762
  Foreign currency translation adjustment                              (31,924)           9,106
  Unearned compensation                                                   (686)            (370)
  Pension adjustment                                                    (2,924)          (3,346)
                                                                  -------------     ------------
                                                                       973,542          945,230
                                                                  -------------     ------------
                                                                    $1,728,249       $1,556,047
                                                                  =============     ============

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                       Three Months Ended
                                                                          September 30,
                                                                      1997           1996
                                                                 ------------     ----------
Net sales                                                           $285,352       $259,889
Costs of products sold                                               214,960        198,712
                                                                 ------------     ----------
                                              GROSS PROFIT            70,392         61,177

Selling, general, and administrative expenses                         35,324         35,834
Amortization of goodwill                                               2,117          1,639
                                                                 ------------     ----------
                                          OPERATING INCOME            32,951         23,704

Other income (expense):
  Interest expense                                                    (5,566)        (4,455)
  Other                                                                  700            115
                                                                 ------------     ----------
                                                                      (4,866)        (4,340)
                                                                 ------------     ----------

         EARNINGS BEFORE INCOME TAXES                                 28,085         19,364

Income taxes                                                           7,390          4,880
                                                                 ------------     ----------
                                              NET EARNINGS           $20,695        $14,484
                                                                 ============     ==========


Net earnings per share                                                 $0.32          $0.23
                                                                 ============     ==========

Weighted average shares outstanding                                   64,636         64,356



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                     Nine Months Ended
                                                                       September  30,
                                                                   1997            1996
                                                               ------------       ---------

Net sales                                                         $831,275        $844,051
Costs of products sold                                             629,649         625,929
                                                               ------------       ---------
                                              GROSS PROFIT         201,626         218,122

Selling, general, and administrative expenses                      102,941         114,675
Restructuring expenses                                                   0          24,280
Amortization of goodwill                                             5,133           4,899
                                                               ------------       ---------
                                          OPERATING INCOME          93,552          74,268

Other income (expense):
  Interest expense                                                 (12,831)        (13,317)
  Other                                                              2,084             978
                                                               ------------       ---------
                                                                   (10,747)        (12,339)
                                                               ------------       ---------

         EARNINGS BEFORE INCOME TAXES                               82,805          61,929

Income taxes                                                        22,504          15,621
                                                               ------------       ---------
                                              NET EARNINGS         $60,301         $46,308
                                                               ============       =========


Net earnings per share                                               $0.94           $0.72
                                                               ============       =========


Weighted average shares outstanding                                 64,466          64,357

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                            Nine Months Ended
                                                              September  30
                                                          1997             1996
                                                      ------------       ---------
OPERATING ACTIVITIES
  Net earnings                                            $60,301         $46,308
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                        62,441          59,130
      Other                                                   983          21,709
      Changes in operating assets and liabilities           3,461         (31,777)
                                                      ------------       ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             127,186          95,370

INVESTING ACTIVITIES
  Purchases of property and equipment-net                 (55,218)       (110,093)
  Purchase of businesses, net of cash acquired           (122,377)              -
                                                      ------------       ---------
    NET CASH USED IN INVESTING ACTIVITIES                (177,595)       (110,093)

FINANCING ACTIVITIES
  Net proceeds on revolving credit lines                  159,194          80,050
  Proceeds from long-term borrowings                        5,485           3,378
  Payments on long-term borrowings                        (78,018)        (66,360)
  Net (payments) proceeds on short-term borrowings         (9,945)         12,488
                                                      ------------       ---------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                 76,716          29,556
Effect of exchange rate changes on cash                    (3,786)           (537)
                                                      ------------       ---------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                     22,521          14,296

Cash and cash equivalents at beginning of period           20,945          19,584
                                                      ------------       ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD            $43,466         $33,880
                                                      ============       =========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1997


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

Note 3: Acquisitions

On July 17, 1997, the Company consummated its acquisition of 65% of Lite-On Power Semiconductor Corporation, a Republic of China (Taiwan) company ("LPSC"), and a member of Taiwan's Lite-On Group of companies, for a net cash purchase price of approximately US$130 million.

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

Pursuant to the Stock Purchase Agreement, dated April 25, 1997, among LPSC, Silitek Corporation ("Silitek"), Lite-On Technology Corporation, Dyna Investment Co., Ltd., Lite-On Inc. and other shareholders' as Sellers, and the Company, as Purchaser (the "Stock Purchase Agreement"), the Company, through two Singapore entities, acquired approximately 100% of the issued and outstanding shares of capital stock of LPSC for cash consideration of US$200 million. The purchase was made by a Singapore company (the "Joint Venture Company"), whose capital stock at the time of the acquisition was 50% owned directly by the Company, and 50% owned by another Singapore company ( the "Holding Company"), which at the time was a wholly-owned subsidiary of the Company.

Concurrently with the consummation of the acquisition, pursuant to the terms of the Joint Venture Agreement, dated April 25, 1997, between the Company and a company formed by Silitek and certain other shareholders of LPSC, Lite-On JV Corporation, ("JV"), which agreement was amended as of July 17, 1997 (as amended, the "Joint Venture Agreement"), JV purchased from the Company 35% of its interest in the Holding Company and 17.5% in the Joint Venture Company for cash consideration of $70 million.

In connection therewith, JV received stock appreciation rights("SARs") in the Company, which represent the right to receive in stock the increase in value on the equivalent of 1,625,000 shares of the Company's stock above $23 per share. Subject to certain annual and other adjustments, the Company may redeem the SARs if the Company's stock trades above $43 per share. At that price, the SAR's would entitle JV to 755,813 shares of the Company's common stock.

The Joint Venture Agreement also defines the terms of the management of LPSC and its subsidiaries and the agreement between the Company and JV to market the Company's products in Asia and LPSC's products throughout the world.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of assets ($108,355,000) is being amortized on a straight-line method over an estimated useful life not to exceed forty years.

The Company financed the cash portion ($130 million) of the LPSC acquisition from current availability under the Company's credit facilities.

During the period, the Company further amended its credit facilities in connection with, among other things, adjusting certain financial covenants and extending the maturity dates of the credit facilities.

The summary of the amendment to the Company's credit facilities is qualified in its entirety by reference to the text of such amendment, which is filed as an exhibit hereto and which is incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                        Three Months Ended    Nine Months Ended
                                           September 30         September 30
                                           1997     1996        1997    1996
                                           ----     ----        ----    ----

Costs of products sold                     75.3%    76.5%       75.7%   74.2%
Gross profit                               24.7     23.5        24.3    25.8
Selling, general and
 administrative expenses                   12.4     13.8        12.4    13.6
Operating income                           11.5      9.1        11.3     8.8
Earnings before income taxes                9.8      7.5        10.0     7.3
Effective tax rate                         26.3     25.2        27.2    25.2
Net earnings                                7.3      5.6         7.3     5.5

Net sales for the quarter ended September 30, 1997 increased $25,463,000 or 9.8% from the comparable period of the prior year. The increase in net sales relates primarily to the acquisition of LPSC. Net sales of LPSC for the quarter ended September 30, 1997 were $19,634,000. Exclusive of LPSC, net sales would have increased by $5,829,000 or 2.2%. The strengthening of the U.S. dollar against foreign currencies for the quarter ended September 30, 1997 in comparison to the prior year's quarter, resulted in a decrease in reported sales of $17,196,000. Net sales for the nine months ended September 30, 1997 decreased $12,776,000 or 1.5% from the comparable period of the prior year. The strengthening of the U.S. dollar against foreign currencies for the nine months ended September 30, 1997 in comparison to the prior year's period, resulted in a decrease in reported sales of $41,483,000.

Costs of products sold for the quarter and nine months ended September 30, 1997 were 75.3% and 75.7% of net sales, respectively, as compared to 76.5% and 74.2%, respectively, for the comparable prior year periods. Gross profit, as a percentage of net sales, for the quarter ended September 30, 1997 increased from the comparable prior year period mainly due to the restructuring programs taken in 1996 to reduce manufacturing costs. The acquisition of LPSC did not have a material impact on the gross margins of the Company. The gross profits for the nine months ended September 30, 1997 as compared to the prior year period, were negatively affected by a difficult pricing environment.

Israeli government grants, recorded as a reduction of costs of products sold, were $2,970,000 and $8,395,000 for the quarter and nine months ended September 30, 1997, respectively, as compared to $2,215,000 and $6,416,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at September 30, 1997 relating to Israeli government grants was $62,638,000 as compared to $58,570,000 at December 31, 1996.

Selling, general, and administrative expenses for the quarter and nine months ended September 30, 1997 were 12.4% of net sales, as compared to 13.8% and 13.6%, respectively, for the comparable prior year periods. LPSC's selling, general and administrative expenses did not have a material impact to the Company. Exclusive of LPSC's selling, general, and administrative expenses, the expenses decreased by $2,497,000 and $13,721,000, respectively, as compared to the prior year periods, as a result of the cost reduction program instituted in 1996.

The Company recorded a pretax restructuring charge of $24,280,000 ($16,000,000 after tax) in the quarter ended June 30, 1996 in connection with a reduction of approximately 1,300 employees in the Company's worldwide workforce. The Company also closed or downsized several facilities in North America and Europe.

Interest costs increased by $1,111,000 for the quarter ended September 30, 1997, from the comparable prior year period, due to the acquisition of LPSC. The Company borrowed $130,000,000 from a group of banks to finance the acquisition of LPSC. Interest costs have decreased by $486,000 for the nine months ended September 30, 1997 as compared to the prior year period.

The effective tax rate for the nine months ended September 30, 1997 was 27.2% as compared to 25.2% for the comparable prior year period. The effective tax rate for calendar year 1996 was 25.2%. The lower tax rate for the nine months ended September 30, 1996 was due primarily to the restructuring charges recorded in the higher tax rate countries, where the Company conducts its business. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $4,939,000 and $1,747,000 for the quarters ended September 30, 1997 and 1996, respectively, and $9,389,000 and $10,285,000 for the nine month periods ended September 30, 1997 and 1996, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $127,186,000 for the nine months ended September 30, 1997 compared to $95,370,000 for the prior year's period. The increase in cash flows from operations is primarily due to increased earnings and a decrease in inventory for the nine months ended September 30, 1997 as compared to an increase in inventory for the nine months ended September 30, 1996. Net purchases of property and equipment for nine months ended September 30, 1997 were $55,218,000 compared to $110,093,000 in the prior year's period. This decrease reflects the fact that the Company has substantially completed its current restructuring/expansion program. Net cash provided by financing activities of $76,716,000 for the nine months ended September 30, 1997 includes $130,000,000 used to finance the acquisition of LPSC.

The Company incurred a pretax restructuring charge of $38,030,000 for the year ended December 31, 1996. Approximately $28,953,000 of these charges relate to employee termination costs covering approximately 2,600 technical, production, administrative and support employees located in the United States, Canada, France and Germany. As of September 30, 1997, approximately 2,290 employees have been terminated and $21,888,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1997.

The Company's financial condition at September 30, 1997 is strong, with a current ratio of 3.22 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .35 to 1 at September 30, 1997 and .24 to 1 at December 31, 1996.

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

          o The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including the need for the Company to timely bring to market new products and applications to meet customers' changing needs.

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

Item 3.           Defaults Upon Senior Securities
                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                           Not applicable

Item 5.           Other Information
                           Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           10.1 - Fourth Amendment to Vishay Loan Agreement, dated as of September 29, 1997.

                           27 - Financial Data Schedule.

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


Date: November 12, 1997