Form 10-K
period 1997-12-31
VISHAY INTERTECHNOLOGY INC
filed 1998-03-31
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                          Commission file number 1-7416
                                                 ------

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               38-1686453
               -------------------------------        ------------------
               (State or other jurisdiction of        (I.R.S. employer
               incorporation or organization)         identification no.)


           63 Lincoln Highway
           Malvern, Pennsylvania                      19355-2120
           ----------------------------------------   ---------------
           (Address of principal executive offices)   (Zip code)

     Registrant's telephone number, including area code: (610) 644-1300
                                                         --------------

       Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                       which registered
       -------------------                       ------------------------

       Common Stock, $.10 par value              New York Stock Exchange
       ----------------------------              ------------------------

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 25, 1998, assuming conversion of all its Class B Common Stock held by non-affiliates into Common Stock of the registrant was 1,228,942,000.

     As of March 25, 1998, registrant had 56,487,377 shares of its Common Stock and 7,925,394 shares of its Class B Common Stock outstanding.

     Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1997, are incorporated by reference into
Part III.

PART I.

     Item 1. DESCRIPTION OF BUSINESS

General

          Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of discrete passive electronic components and discrete active electronic components, particularly resistors, capacitors, inductors, diodes and transistors. The Company offers its customers "one-stop" access to one of the most comprehensive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, discrete active electronic components and integrated circuits are the primary elements of every electronic circuit. The Company manufactures one of the broadest lines of surface mount devices, a format for electronic components that is in increasing demand by customers. In addition, the Company continues to produce components in the traditional leaded form. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

          Since early 1985, the Company has pursued a business strategy that principally consists of the following elements: (i) expansion within the electronic components industry, primarily through the acquisition of other manufacturers with established positions in major markets, reputations for product quality and reliability and product lines with which the Company has substantial marketing and technical expertise; (ii) reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;
(iii) achievement of significant production cost savings through the transfer and expansion of manufacturing operations to regions, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives; and (iv) maintaining significant production facilities in those regions where the Company markets the bulk of its products in order to enhance customer service and responsiveness.

          As a result of this strategy, the Company has grown during the past twelve years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components.

          In 1997, Vishay entered the discrete active electronic components business, with its $138 million purchase of a 65%
interest in Lite-On Power Semiconductor Corporation ("LPSC"), a Taiwan-based company that is a major supplier of discrete active electronic components in Asia. The acquisition, which closed in July 1997, not only represents Vishay's first step into the $14 billion discrete semiconductor market but also positions the Company to increase its penetration of the Asian market with its existing lines of passive components. Currently, Vishay Lite-On Power Semiconductor Corporation's ("Vishay LPSC") product line includes small-signal transistors, zeners, transient voltage suppressors, small-signal diodes, schottkys, rectifiers and bridges.

          Vishay LPSC operates wafer fabrication and manufacturing facilities in Taipei, Taiwan; Shanghai, China; and Lee's Summit, Missouri. Vishay LPSC's customer base includes AT&T, Delco, Motorola, Samsung, Sony, Zenith, Cisco and Western Digital. In addition, Vishay LPSC holds a 40.2% equity interest in Diodes, Inc., a publicly traded supplier of discrete semiconductor devices located in Westlake, California (AMEX: DIO).

          Most recently, Vishay acquired the semiconductor business of Germany's TEMIC TELEFUNKEN microelectronic GmbH, a unit of Daimler-Benz AG, for approximately $500 million. The unit is comprised of two divisions: Discrete Components, headquartered in Santa Clara, California and Integrated Circuits, headquartered in Heilbronn, Germany. The discrete component division is operated primarily through Siliconix Inc. ("Siliconix"), a publicly traded computer chip maker based in Santa Clara, California (Nasdaq: SILI) in which Vishay acquired an 80.4% interest. Siliconix designs, markets and manufactures power and analog semiconductor products for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in the United States (in Santa Clara, California). Siliconix also maintains assembly and testing facilities, which include a company-owned facility in Taiwan, a joint venture in Shanghai, China and subcontractors in the Philippines, India and Taiwan. Siliconix reported worldwide sales of $322 million in 1997.

          Concurrent  with  the  TEMIC  acquisition,  Vishay  sold  most  of the
Integrated Circuits unit to the Atmel Corporation for approximately $110 million. However, Vishay retained two integrated circuit product lines: infrared communication devices (IRDC) and Power ICs. These products, which are manufactured in Heilbronn, Germany and Santa Clara, California, have applications in the computer, multimedia and telecommunications markets as well as the automobile, home entertainment and industrial electronics markets.

          The TEMIC acquisition continues Vishay's expansion efforts in the area of discrete active electronic components through the addition of TEMIC's product line, which includes diodes, RF transistors, MOSFET switches, bipolar power switches and opto-electronic semiconductors.

          The Company accelerated the restructuring of its passive components business in 1997, which included consolidating its Vishay Electronic Components operations in the United States, Europe and Asia into one entity. The Company's intention is to (i) create a single worldwide organization under one management team, (ii) create further opportunities for synergies among its divisions and
(iii) position the Company for stronger growth by streamlining the Company's ability to penetrate and create new markets.

          Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. The telephone number is (610) 644-1300.


Products

          Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of fixed resistors, tantalum, multi- layer ceramic chip ("MLCC") film capacitors, diodes and transistors; and, to a lesser extent, inductors; aluminum and specialty ceramic capacitors; transformers; potentiometers; plasma displays and thermistors. The Company offers most of its product types in the increasingly demanded surface mount device form and in the traditional leaded device form. The Company believes it produces one of the broadest lines of electronic components available from any single manufacturer.

          Unlike integrated circuits (ICs), which combine the functions of many electronic components in one chip, discrete components perform one specific function per device. Discrete components can be passive devices or active (semiconductors) devices. Passive components (resistors, capacitors and inductors) adjust and regulate current or store energy and filter frequencies. Discrete semiconductor components (diodes and transistors) convert AC currents to DC, amplify currents or switch electronic signals.

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

          Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equipment. The more important applications for capacitors are (i) electronic filtering for linear and switching power supplies, (ii) decoupling and bypass of electronic signals or integrated circuits and circuit boards, and (iii) frequency control, timing and conditioning of electronic signals for a broad range of applica- tions. The Company's capacitor products primarily consist of solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, and film capacitors. Each capacitor product has unique physical and electrical performance characteristics that make each type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values ("capacitance" being the measure of the capacitor's ability to store energy). The tantalum capacitor is the smallest and most stable type of capacitor for its range of capacitance and is best suited for applications requiring medium capacitance values. MLCC capacitors, on the other hand, are more cost-effective for applications requiring lower capacitance values. The Company's MLCC capacitors are known for their particularly high reliability.

          Discrete  devices  are  active  components  that  generate,   control,
regulate, amplify, or switch electronic signals or energy and must be interconnected with other passive components. Integrated circuits consist of a number of active and passive components, interconnected on a single chip, that are intended to perform multiple functions.

          Diodes are used to convert electrical currents from AC to DC and are applied in a broad range of electronic equipment that requires such conversion. Discrete power MOSFETs are used to switch and manage power in a wide range of electronic systems, including cell phones, portable and desktop computers, automobiles, instrumentation and industrial applications to switch and manage power. Power conversion ICs are used in applications where an input voltage from a battery or other supply source must be switched or converted to a level that is compatible with logic signals used by microprocessors and other digital components in a specific system. Motor control ICs control the starting, speed, or position of electric motors, such as the head-positioning and spindle motors in hard disk drives.

          The Company believes it has taken advantage of the growth of the surface mount component market and is an industry leader in designing and marketing surface mount devices. The Company also believes it is a market leader in the development and production of a wide range of these devices, including thick film chip resistors, thick film resistor networks and arrays, metal film leadless resistors (MELFs), molded tantalum chip capacitors, coated tantalum chip capacitors, film capacitors, multi-layer ceramic chip capacitors, thin film chip resistors, thin film networks, wirewound chip resistors, power strip resistors, bulk metal foil chip resistors, current sensing chips, chip inductors, chip transformers, chip trimmers, NTC chip thermistors and certain diodes and transistor products. The Company also provides a number of component packaging styles to facilitate automated product assembly by its customers. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on a circuit board, which is particularly desirable for a growing number of manufacturers who require greater miniaturization in products such as hand held computers and cellular telephones. Surface mounting also facilitates automation, resulting in lower production costs for equipment manufacturers than those associated with leaded devices.


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

          For the year ended December 31, 1997, approximately 43% of the Company's net sales was attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe and Asia.

          In the United States, products are marketed through independent manufacturers' representatives, who are compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations that make sales directly to OEMs and provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, Taiwan, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal,the Czech Republic, Taiwan and the People's Republic of China where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

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

          Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1997.

Research and Development

          Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of the local market. These design centers are located in the United States (Connecticut, Maine, Nebraska, North Carolina, Pennsylvania), in Germany (Selb, Landshut, Pfafenberg, Backnang), in France (Nice, Evry) and Israel (Dimona, Migdal Ha-emek). The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs were approximately $7.0 million for 1997 and $10.4 million for 1996 and 1995, respectively. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition".


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

          In an attempt to address this concern, the Company is in the final stages of implementing two joint ventures in China: one to upgrade the capacity and concentration of tantalum ore extracted from a mine in China's Jiangxi province; and the other to increase the quantity and improve the quality and product selection of tantalum ore processed at a refinery located in China's Ningxia province. The goal of the projects is to give Vishay access to a long-term, stable supply of low cost tantalum material.

          Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium has fluctuated in the range of approximately $140 to $250 per troy ounce during the last three years. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.


Inventory and Backlog

          Although Vishay manufactures standardized products, a substantial portion of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $269.8 million, $237.7 million and $339.2 million, respectively, at December 31, 1997, 1996 and 1995. The increase in backlog at December 31, 1997 reflects a turnaround in the demand for passive electronic components by the personal computer and telecommunications markets. The increase in backlog was also caused by a worldwide demand for certain of the Company's specialty products, such as conformal coated chips.

          Many of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not been significant.


Competition

          The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics Inc. For MLCC capacitors, competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, competitors are Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company. For discrete active components, competitors are Philips, N.V., Rohm Corp., Motorola, Inc., Fairchild Corp. and Samsung Electro-Mechanics Co., Ltd.

          The Company's competitive position depends on its product quality, know-how, proprietary data, marketing and service capabilities and business reputation, as well as on price. In respect to certain products, the Company competes on the basis of its marketing and distribution network, which provides a high level of customer service. For example, the Company works closely with its customers to have its components incorporated into their electronic equipment at the early stages of design and production and maintains redundant production sites for most of its products to ensure an uninterrupted supply of products. Further, the Company has established a National Accounts Management Program, which provides the Company's largest customers with one national account executive who can cut across Vishay business unit lines for sales, marketing and contract coordination. In addition, the breadth of the Company's product offerings enables the Company to strengthen its market position by providing its customers with "one-stop" access to one of the broadest selections of passive electronic components available from a direct manufacturing source.

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


Manufacturing Operations

          The Company strives to balance the location of its manufacturing facilities. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the United States, Germany, France and the United Kingdom. To maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in countries, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where it can take advantage of lower labor and tax costs and, in the case of Israel, to take advantage of various government incentives, including grants and tax relief.

          At December 31, 1997, approximately 36% of the Company's identifiable assets were located in the United States, approximately 30% were located in Europe, approximately 21% were located in Israel, approximately 12% were located in Asia and approximately 1% in other regions. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia, New Hampshire, Florida and, with the Siliconix acquisition, California. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut, and Backnang, Germany; Nice, France; and, with the TEMIC acquisition, Heilbronn, Germany. In Israel, manufacturing facilities are located in Holon, Dimona and Migdal Ha-emek. In Asia, with the Lite-On and TEMIC acquisitions, the Company's main manufacturing facilities are located in Taiwan (two) and in Shanghai, China (five). The Company also maintains major manufacturing facilities in Juarez, Mexico and the Czech Republic. Over the past several years, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

          The Company has expanded, and plans to continue to expand, its manufacturing operations in Israel, where it benefits from the government's employment and tax incentive programs designed to increase employment, lower wage rates and attract a highly-skilled labor force, all of which have contributed substantially to the growth and profitability of the Company.

          Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, over the past few years, the government has scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. Although the Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects, because a majority of the Company's projects in Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years. In addition, the Company might be materially adversely affected if hostilities were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 28 years of production there, in spite of several Middle East crises, including wars. For the year ended December 31, 1997, sales of products manufactured in Israel accounted for approximately 25% of the Company's net sales.

          Due to a strategic shift in manufacturing emphasis to higher automation and the relocation of some production to regions with lower labor costs, the Company incurred restructuring costs in the year ended December 31, 1997 associated with the downsizing and closing of manufacturing facilities in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Environment, Health and Safety

          The Company has adopted an Environmental Health and Safety Corporate Policy that commits it to achieve and maintain compliance with applicable environmental laws, to promote proper management of hazardous materials for the safety of its employees and the protection of the environment, and to minimize the hazardous materials generated in the course of its operations. This policy is implemented with accountability directly to the Chairman of the Board of Directors. In addition, the Company's manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations. However, the Company is involved in various legal actions concerning government enforcement proceedings and various dump site cleanups. These actions may result in fines and/or cleanup expenses. The Company believes that any fine or cleanup expense, if imposed, would not be material. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. In regard to its US and European facilities, the Company is nearing completion of its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. In regard to all other facilities, including those recently acquired, the Company has begun to take steps to implement its compliance with these programs. The Company anticipates that it will undertake capital expenditures of approximately $6,500,000 in fiscal 1998 for general environmental compliance and enhancement programs, including those to be applied at the TEMIC facilities. The Company has been named a Potentially Responsible Party (PRP) at nine Superfund sites which includes two Siliconix facilities. The Company has settled three of these for minimal amounts and does not expect the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments or have knowledge of past occurrences on sites currently occupied by the Company. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs will not arise in the future.

          With each acquisition, the Company undertakes to identify potential environmental concerns and to minimize, or obtain indemnification for, the environmental matters it may be required to address. In addition, the Company establishes reserves for specifically identified potential environmental liabilities. The Company believes that the reserves it has established are adequate. Nevertheless, the Company often unavoidably inherits certain pre- existing environmental liabilities, generally based on successor liability doctrines. Although the Company has never been involved in any environmental matter that has had a material adverse impact on its overall operations, there can be no assurance that in connection with any past or future acquisition the Company will not be obligated to address environmental matters that could have a material adverse impact on its operations.


Employees

          As of December 31, 1997, the Company employed approximately 17,400 full time employees of whom approximately 11,700 were located outside the United States. Some of the Company's foreign employees are members of trade unions. In connection with the Company's restructuring program in the fourth quarter of 1997, including the downsizing or closing of manufacturing facilities in Europe, the Company dismissed approximately 324 employees in its worldwide workforce. No assurance can be given that if the Company continues to restructure its operations in response to changing economic conditions that labor unrest or strikes (especially at European facilities) will not occur. See "Legal Proceedings."

Year 2000 Compliance

          To address its need to modify its computer systems for adaptation to the Year 2000, the Company has taken an inventory of its computer systems and is creating and implementing plans to make them Year 2000 compliant. Currently, the Company is in the process of making the Company's European facilities Year 2000 functional by the end of 1998. The Company is also focusing on bringing its U.S., Asian and Israeli computer systems into compliance. The Company plans to spend approximately $1.4 million in 1998 to address all potential software-related issues by the end of 1998. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications.

Item 2.        PROPERTIES

          As of December 31, 1997, the Company maintains approximately 60 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

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

----------------
* two locations

        Foreign
        -------
Germany (13 locations)                                    1,099,000
France (6 locations)                                        533,000
Israel (4 locations)                                        950,000
Portugal                                                    299,000
Republic of China (Taiwan)                                  154,000
Czech Republic (4 locations)                                141,000


          Vishay owns an additional 272,000 square feet of manufac- turing facilities located in Colorado, Maryland, New York, South Dakota and Florida.

          Available leased facilities in the United States include 239,000 square feet of space located in California, South Dakota, Missouri and Massachusetts. Foreign leased facilities consist of 121,000 square feet in Mexico, 188,000 square feet in France, 151,000 square feet in England, 37,000 square feet in Canada, 161,000 square feet in China, 74,000 square feet in the Czech Republic and 53,000 square feet in Germany. The Company also has facilities in Japan.

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

          As part of Vishay's 1996 restructuring program, the Company's subsidiary, Sprague France S.A., laid off certain workers at the company's facility in Tours, France. The trade union representing the workers claimed that the layoffs were not economically motivated, and were therefore prohibited under French law. A court ruled that, although the company would not be required to rehire the employees, the company would have to pay damages equal to approximately 10 million French Francs (approximately $1,625,000) to the former employees. The company appealed this decision, and intends to vigorously oppose it in court. In any event the Company will not be required to satisfy the judgment until it is affirmed on appeal, a determination which is expected to be reached in 1998.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.


Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the executive officers of the Company as of March 25, 1998.

Name                         Age          Positions Held

Felix Zandman*               69           Chairman of the Board,
                                               Chief Executive Officer
                                               and Director

Avi D. Eden*                50            Vice-Chairman of the
                                               Board, Executive
                                               Vice President and
                                               Director

Gerald Paul*                 49           Chief Operating Officer,
                                               President and Director

Richard N. Grubb*            51           Executive Vice President,
                                               Treasurer, Chief
                                               Financial Officer
                                               and Director

Donald G. Alfson*            52           Executive Vice President,
                                               Chief Business
                                               Development Officer and
                                               Director

Robert A. Freece*            57           Senior Vice President
                                               and Director

Abraham Inbar                69           Senior Vice President;
                                               President -- Vishay
                                               Israel Ltd., a
                                               subsidiary of Vishay

Henry V. Landau              51           Vice President; President
                                               -- Measurements Group,
                                               Inc., a subsidiary of
                                               Vishay

William J. Spires            56           Vice President and
                                               Secretary

*   Member of the Executive Committee of the Board of Directors.

          Dr. Felix Zandman, a founder of the Company, has been the Chief Executive Officer and a Director of the Company since its inception. Dr. Zandman had been President of the Company from its inception until March 16, 1998, when Gerald Paul was appointed President of the Company. Dr. Zandman has been Chairman of the Board since March 1989.

          Avi D. Eden has been a Director and General Counsel of the Company since June 1988, and has been Vice Chairman of the Board and Executive Vice President of the Company since August 1996.

          Gerald Paul has served as a Director of the Company since May 1993 and has been Chief Operating Officer and Executive Vice President of the Company since August 1996. On March 16, 1998, Gerald Paul was appointed President of the Company. He was President of Vishay Electronic Components, Europe from January 1994 to August 1996. Dr. Paul has been Managing Director of Draloric Electronic GmbH since January 1991. Dr. Paul has been employed by Draloric since February 1978.

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

                                            PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1997 and 1996 calendar years indicated. Stock prices have been restated to reflect stock dividends. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit agreements (see Note 5 to the consoli- dated financial statements). Holders of record of the Company's Common Stock totaled approximately 2,100 at March 25, 1998.


                           COMMON STOCK MARKET PRICES

                         Calendar 1997             Calendar 1996
                       High         Low          High          Low
                       ----         ---          ----          ---

First Quarter         $25.00       $20.60       $29.48       $21.77
Second Quarter        $30.83       $20.48       $31.07       $19.29
Third Quarter         $31.88       $23.19       $23.81       $16.55
Fourth Quarter        $28.00       $18.50       $22.26       $16.67

          On November 27, 1995, the Company commenced a stock repurchase program pursuant to which the Company was authorized to repurchase up to 750,000 shares of its Common Stock for an aggregate amount not to exceed $30 million. The purchases of Common Stock by the Company under the repurchase program are made in accordance with the rules of the Securities and Exchange Commission and at the discretion of management. As of December 31, 1995 the Company had repurchased 110,000 shares at an approximate cost of $3,578,000. No repurchases were made in 1996 or 1997.

          In addition, at March 25, 1998 the Company had outstanding 7,925,394 shares of Class B Common Stock par value $.10 per share (the "Class B Stock") each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is owned by Dr. Felix Zandman, Mrs. Luella B. Slaner and trusts for the benefit of Mrs. Slaner's grandchildren (either directly or beneficially). Dr. Felix Zandman is an executive officer and director of the Company. Mrs. Luella B. Slaner is a director of the Company.

Item 6. SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                                 Year Ended December 31,
                                          ------------------------------------------------------------------
                                            1997/1/        1996/2/       1995         1994/3/      1993/4/
                                            -------        -------       ----         -------      -------
                                                        (in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------
Net sales..............................   $1,125,219    $1,097,979    $1,224,416     $987,837     $856,272
Interest expense........................      18,819        17,408        29,443       24,769       20,624
Earnings before
  income taxes and
  cumulative effect of
  accounting change.....................      87,469        70,357       122,974       74,116       50,894
Income taxes ...........................      34,167        17,741        30,307       15,169        8,246
Earnings before cumulative
  effect of accounting change                 53,302        52,616       92,667        58,947       42,648
Cumulative effect of
  accounting change for
  income taxes..........................          --            --            --           --        1,427
Net earnings............................      53,302        52,616        92,667       58,947       44,075
Total assets............................   1,719,648     1,558,515     1,543,331    1,345,070      950,670
Long-term debt..........................     347,463       229,885       228,610      402,337      266,999
Working capital.........................     455,134       434,199       411,286      328,322      205,806
Stockholders' equity....................     959,648       945,230       907,853      565,088      376,503
Basic and diluted earnings
  per share:/5/
  Before cumulative effect
    of accounting change................       $0.83         $0.82         $1.55        $1.09        $0.82
  Accounting change for
    income taxes........................          --            --            --           --         0.03
  Net earnings..........................       $0.83         $0.82         $1.55        $1.09        $0.85
Weighted average
  shares outstanding -
  assuming dilution5/...................      64,459        64,364        59,897       54,131       51,603

---------------------

/1/ Includes the results from July 1, 1997 of Lite-On Power Semiconductor Corporation and special charges of $27,692,000 ($0.43 per share).

/2/  Includes restructuring expense of $38,030,000 ($0.41 per share).

/3/  Includes the results from July 1, 1994 of Vitramon.

/4/  Includes the results from January 1, 1993 of Roederstein.

/5/ Adjusted to reflect 2-for-1 stock split distributed June 16, 1995 and 5% stock dividends paid on June 9, 1997, June 7, 1996, March 31, 1995, June 13, 1994 and June 11, 1993.

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

          However, beginning with the last quarter of 1995 and continuing into the first quarter of 1997, the Company has experienced a decline in demand for most of its products, resulting in a decrease in revenues, earnings and backlogs. The Company believes this may be primarily a result of the worldwide slowdown in demand for tantalum and multi-layer ceramic chip capacitors, the economic downturn in Germany, where a significant portion of the Company's products are sold, and the abrupt worldwide decline in demand for passive electronic components by personal computer and telecommunications manufacturers.

          In order to address the slowdown in demand, the Company implemented a restructuring program in 1996 that included the downsizing and closing of manufacturing facilities in North America and Europe. In connection with the restructuring, the Company incurred $38,030,000 of pretax charges for the year ended December 31, 1996 relating to employee termination and facility closure costs. When the restructuring program is fully implemented, the Company believes that by reducing overhead costs and improving manufacturing efficiency, it will reduce costs by approximately $38 million per year. In 1997 the Company incurred $12,605,000 of restructuring expenses relating to employee termination and facility closure costs in Europe. When fully implemented, this restructuring program is intended to reduce costs by approximately $10 million per year. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America, Europe or elsewhere.

          The  Company's   strategy   contemplates   transferring  some  of  its
manufacturing operations from countries with high labor costs and tax rates (such as the United States, France and Germany) to Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China in order to benefit from lower labor costs and, in the case of Israel, to take advantage of various government incentives, including government grants and tax incentives. The Company may further reduce its costs in the face of a decline in demand by accelerating the transfer of production to countries with lower labor costs and more favorable tax environments.

          The Company realizes approximately 57% of its revenues outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and to a lesser extent earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to (i) borrow money in the local currencies and markets where it conducts business, and (ii) minimize the time for settling intercompany transactions. In connection with its day-to- day operations, the Company does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures.

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

          Israeli government grants, recorded as a reduction of costs of products sold, were $11,352,000 for the year ended December 31, 1997, as compared to $8,943,000 for the prior year. If the Israeli government continues its grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company employees in Israel.


Results of Operations

          Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                         Year Ended December 31,
                                      1997         1996         1995
                                      ----         ----         ----

Costs of products sold                76.3%        75.2%        73.7%
Gross profit                          23.7         24.8         26.3
Selling, general and
  administrative expenses             12.2         12.9         13.0
Operating income                       9.7          7.8         12.4
Earnings before income taxes           7.8          6.4         10.0
Effective tax rate                    39.1         25.2         24.6
Net earnings                           4.7          4.8          7.6

Year ended December 31, 1997 compared to
Year ended December 31, 1996

          Net sales for the year ended December 31, 1997 increased $27,240,000 or 2.5% from the prior year. The increase in net sales relates primarily to the acquisition of LPSC, which became effective on July 1, 1997. Net sales of Vishay LPSC for the six months ended December 31, 1997 were $38,290,000. Exclusive of LPSC, net sales would have decreased by $11,050,000 or 1.0%. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1997 in comparison to the prior year, resulted in a decrease in reported sales of $55,424,000. Net sales, exclusive of foreign currency fluctuations and the acquisition of LPSC, would have increased by 4.0% over the prior year.

          Costs of products sold for the year ended December 31, 1997 were 76.3% of net sales, as compared to 75.2% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 1997 decreased from the prior year mainly due to a difficult pricing environment and also, as part of the Company's fourth quarter 1997 restructuring program, recorded inventory writeoffs of $5,576,000. Exclusive of the inventory writeoff, the gross profit, as a percentage of net sales, would have been 24.2% for the year ended December 31, 1997. The acquisition of LPSC did not have a significant impact on the gross margin percentage.

          Israeli government grants, recorded as a reduction of costs of products sold, were $11,352,000 for the year ended December 31, 1997, as compared to $8,943,000 for the prior year. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at December 31, 1997 relating to Israeli government grants was $59,300,000.

          Selling, general, and administrative expenses for the year ended December 31, 1997 were 12.2% of net sales, as compared to 12.9% for the prior year. LPSC's selling, general and administrative expenses did not have a significant impact on the percentage. Exclusive of LPSC's selling, general, and administrative expenses, the expenses decreased by $8,611,000 as compared to the prior year. This decrease relates to the cost reduction program instituted in 1996.

          The Company incurred unusual items of $14,503,000 for the year ended December 31, 1997. Approximately $10,357,000 of these expenses relate to employee termination costs covering approximately 324 employees located in Germany and France. The restructuring program will be implemented over the next year. In addition, the Company recorded a charge of $1,625,000 resulting from a judgment rendered by a French court against Sprague France, S.A. The Vishay subsidiary was ordered to make additional payments to certain workers laid off in the last half of 1996 as part of Vishay's restructuring programs. As of December 31, 1997 no payment has been made to the former employees. See "Legal Proceedings." The Company also incurred an unusual item of $1,898,000 relating to a settlement with the United States government representing reimbursements for overcharges relating to military products produced prior to 1993 at one of the Company's U.S. subsidiaries. The remaining $623,000 relates to closing a facility in France. At December 31, 1997 $11,982,000 of restructuring costs are included in other accrued expenses.

          When fully implemented, the 1997 restructuring program is expected to reduce the Company's costs by approximately $10,000,000 annually.

          Interest costs increased by $1,411,000 for the year ended December 31, 1997, from the prior year due to the acquisition of LPSC. The Company borrowed $130,000,000 from a group of banks to finance the acquisition of LPSC.

          Other income decreased by $4,255,000 for the year ended December 31, 1997 from the prior year due to an unrealized noncash loss of $5,295,000 relating to a forward exchange contract (entered into in connection with the TEMIC acquisition, the purchase price of which was denominated in German Marks and payable in U.S. Dollars).

          The effective tax rate for the year ended December 31, 1997 was 39.1% as compared to 25.2% for the prior year. The higher tax rate for the year ended December 31, 1997 was due to a charge of $10,000,000 for various tax uncertainties in the fourth quarter of 1997. Without this charge, the effective tax rate for 1997 would have been 27.6%. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $10,685,000 and $10,109,000 for the years ended December 31, 1997 and 1996, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for periods of either ten or fifteen years. See "Description of Business -- Manufacturing Operations."


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

          Israeli government grants, recorded as a reduction of costs of products sold, were $8,943,000 for the year ended December 31, 1996, as compared to $13,243,000 for the prior year. To the extent the Israeli government continues these grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at December 31, 1996 relating to Israeli government grants was $58,570,000 as compared to $30,849,000 at December 31, 1995.

          Selling, general and administrative expenses for the year ended December 31, 1996 were 12.9% of net sales, as compared to 13.0% for the prior year. Selling, general and administrative expenses have decreased by $17,056,000, as compared to the prior year, as a result of a cost reduction program instituted in the fourth quarter of 1995, lower sales and a reduction in management incentives.

          The Company incurred a pretax restructuring charge of $38,030,000 for the year ended December 31, 1996. Approximately $28,953,000 of those charges relate to employee termination costs covering approximately 2,600 technical, production, administrative and support employees located in the United States, Canada, France and Germany. As of December 31, 1996, approximately 1,939 employees had been terminated and $12,822,000 of the termination costs were paid. The remaining $9,077,000 of restructuring expense relates to facility closure costs in North America and Europe. The restructuring plan is expected to be completed by March 31, 1998. The Company has sufficient lines of credit to fund these payments. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America, Europe or elsewhere.

          When fully implemented, the 1996 restructuring program is expected to reduce the Company's costs by approximately $38,000,000 annually.

          Interest costs decreased by $12,025,000 for the year ended December 31, 1996 from the prior year primarily as a result of the net proceeds of $230,279,000 from a common stock offering completed in September 1995 which were used, in large part, to prepay bank indebtedness.

          Other income increased by $1,950,000 for the year ended December 31, 1996, as compared to the prior year. The increase is primarily due to foreign exchange gains of $371,000 for the year ended December 31, 1996 as compared to foreign exchange losses of $2,022,000 for the year ended December 31, 1995.

          The effective tax rate for the year ended December 31, 1996 was 25.2% as compared to 24.6% for the prior year. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $10,109,000 and $19,183,000 for the years ended December 31, 1996 and 1995, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for periods of either ten or fifteen years. The Israeli tax effect benefit was more pronounced in 1995 primarily as a result of an increased proportion of earnings in Israel. See "Description of Business--Manufacturing Operations".


Financial Condition and Liquidity

          Cash flows from operations were $175,913,000 for the year ended December 31, 1997 compared to $122,186,000 for the prior year. The increase in cash flows from operations is primarily due to a decrease in inventories for the year ended December 31, 1997 as compared to an increase in inventories for the year ended December 31, 1996. Net purchases of property and equipment for the year ended December 31, 1997 were $75,870,000 compared to $123,984,000 in the prior year. This decrease reflects the fact that the Company has substantially completed its current restructuring/expansion program. Net cash provided by financing activities of $60,601,000 for the year ended December 31, 1997 includes $130,000,000 used to finance the acquisition of LPSC.

          See  Note  5  to  the  Company's   Consolidated  Financial  Statements
elsewhere herein for additional information with respect to Vishay's loan agreements, long-term debt and available short- term credit lines.

          The Company's financial condition at December 31, 1997 is strong, with a current ratio of 3.38 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .36 to 1 at December 31, 1997 and
 .24 to 1 at December 31, 1996.

          On March 2, 1998, the Company and certain of its subsidiaries obtained a $1.1 billion revolving credit facility made available to Vishay under the (i) Vishay Intertechnology, Inc. $825,000,000 Long Term Revolving Credit Agreement, dated as of March 2, 1998 (the "LT Agreement"), and (ii) Vishay Intertechnology, Inc. $275,000,000 Short Term Revolving Credit Agreement, dated as of March 2, 1998 (the "ST Agreement" and collectively with the LT Agreement, the "Loan Agreements") each by and among Vishay, Comerica Bank, NationsBanc Montgomery Securities LLC and the other banks signatory thereto (collectively, the "Banks"), and Comerica Bank, as administrative agent for the Banks (the
"Agent"). The Loan Agreements replace all prior loans made to Vishay by the Banks.

          The LT Agreement provides for a $825,000,000 loan, comprising a revolving credit facility and a swing line facility that mature on March 2, 2003, subject to Vishay's right to request year-to-year renewals. The 364-day ST Agreement provides for a $275,000,000 revolving credit facility that matures on March 1, 1999, subject to Vishay's right to request an initial three month extension and if granted subsequent year-to-year renewals. Borrowings under the Loan Agreements will bear interest at variable rates based, at the option of Vishay, on the prime rate or a eurocurrency rate and in the case of any swing line advance, the quoted rate. The borrowings under the Loan Agreements are secured by certain pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and certain guaranties by significant subsidiaries. The Company is restricted from paying cash dividends and must comply with certain financial covenants.

          Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Year 2000 Compliance

          To address its need to modify its computer systems for adaptation to the Year 2000, the Company has taken an inventory of its computer systems and is creating and implementing plans to make them Year 2000 compliant. Currently, the Company is in the process of making the Company's European facilities Year 2000 functional by the end of 1998. The Company is also focusing on bringing its U.S., Asian and Israeli computer systems into compliance. The Company plans to spend approximately $1.4 million in 1998 to address all potential software-related issues by the end of 1998. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications.

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

          Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

          Approximately 57% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, inter-governmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

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

          The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies and achievement of significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China. The Company's inability to achieve any of these goals could have an adverse effect on the Company's results of operations.

          The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and pro- ceedings (whether civil, such as environmental and product-related, or criminal); (ii) settlements, investigations, claims, and changes in those items; (iii) developments or assertions by or against the Company relating to intellectual property rights and intel- lectual property licenses; and (iv) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

          Report of Independent Auditors

          Consolidated Balance Sheets -- December 31, 1997 and 1996.

          Consolidated Statements of Operations -- for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows -- for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements -- December 31, 1997.




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

          Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1997, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant".

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1997 are filed herewith. See Item 8 of this Report for a list of such financial statements.

               (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (3)  Exhibits -- See response to paragraph (c) below.

          (b) A Current Report on Form 8-K dated March 2, 1998, was filed on March 17, 1998, reporting under Item 2 - Acquisition or Disposition of Assets - the Stock Purchase Agreement the Company entered into with Daimler-Benz Technology Corporation, a wholly-owned subsidiary of Daimler-Benz AG; TEMIC TELEFUNKEN microelectronic GmbH; Delengate Limited; Daimler-Benz Aerospace Aktiengesellschaft; Vishay TEMIC Acquisition Holdings Corp. and "PAMELA" Verwaltungsgesellschaft GmbH, whereby Vishay acquired (i) 80.4% of the issued and outstanding shares of capital stock of Siliconix Incorporated, a Delaware corporation, and (ii) 100% of the issued and outstanding shares of capital stock of TEMIC Semiconductor GmbH. The total consideration for the acquisitions was approximately $500,000,000.

          (c) Exhibits:

    2.1 Stock Purchase Agreement Among Lite-On Semiconductor Corporation, Silitek Corporation, Lite-On Technology Corporation, Dyna Investment Co., Ltd., Lite-On Inc. and Other Shareholders as Sellers and Vishay Intertechnology, Inc. as Purchaser, dated as of April 25, 1997. Incorporated by reference to Exhibit A to Schedule 13D filed on July 28, 1997.

    2.2 Joint Venture Agreement, dated April 25, 1997, by and between Vishay Intertechnology, Inc. and Lite-On [JV Co.]. Incorporated by reference to Exhibit B to Schedule 13D filed on July 28, 1997.

    2.3 Amendment No. 1 to Joint Venture Agreement. Incorporated by reference to Exhibit C to Schedule 13D filed on July 28, 1997.

    2.4   Stock  Purchase  Agreement,  dated  December  16,  1997,  among  TEMIC
          TELEFUNKEN microelectronic GmbH, Delengate Limited, Daimler-Benz Aerospace Aktiengesellschaft, Daimler-Benz Technology Corporation, Vishay TEMIC Semiconductor Acquisition Holdings Corp., "PAMELA" Verwaltungsgesellschaft GmbH and Vishay Intertechnology. Incorporated by reference to Exhibit A to Schedule 13D filed December 24, 1997.

    2.5 Share Sale and Transfer Agreement, between "PAMELA" Verwaltungsgesellschaft GmbH, Vishay Intertechnpogy, Inc., ATMEL Corporation and Atmel Holding GmbH i.G. Incorporated by reference to
          Exhibit 2.2 to Form 8-K filed on March 17, 1998.

    3.1 Composite Amended and Restated Certificate of Incorporation of the Company dated August 3, 1995. Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1995 (the "1995 Form 10-Q"). Certificate of Amendment of Composite Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1997 (the "1997 Form 10-Q").

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

    10.1 Performance-Based Compensation Plan for Chief Executive Officer of Registrant. Incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K.

    10.2 Vishay Intertechnology, Inc. $825,000,000 Long Term Revolving Credit Agreement, dated as of March 2, 1998, by and among Vishay, Comerica Bank, Nationsbanc Montgomery Securities LLC and the other banks signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 1998.

    10.3 Vishay Intertechnology, Inc. $275,000,000 Short Term Revolving Credit Agreement, dated as of March 2, 1998, by and among Vishay, Comerica Bank, Nationsbanc

          Montgomery Securities LLC and the other banks signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to
          Exhibit  10.2 to the  Current  Report  on Form 8-K  filed on March 17,
          1998.

    10.4  Company  Guaranty  (Long  Term),   dated  March  2,  1998,  by  Vishay
          Intertechnology, Inc. to Comerica Bank, as administrative agent. Incorporated by reference to

          Exhibit  10.3 to the  Current  Report  on Form 8-K  filed on March 17,
          1998.

    10.5 Domestic Guaranty (Long Term), dated March 2, 1998, by the Guarantors signatory thereto to Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 17, 1998.

    10.6 Foreign Guaranty (Long Term), dated March 2, 1998, by the Guarantors signatory thereto to Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 17, 1998.

    10.7 Company Guaranty (Short Term), dated March 2, 1998, by Vishay Intertechnology, Inc. to Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 17, 1998.

    10.8 Domestic Guaranty (Short Term), dated March 2, 1998, by the Guarantors signatory thereto to Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 17, 1998.

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

                                             VISHAY INTERTECHNOLOGY, INC.

      March 25, 1998                         /s/ Felix Zandman
                                             -----------------------------------
                                             Felix Zandman, Director, Chairman
                                             of the Board, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


      March 25, 1998                         /s/ Felix Zandman
                                             -----------------------------------
                                             Felix Zandman, Director, Chairman
                                             of the Board, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


     March 25, 1998                          /s/ Avi D. Eden
                                             -----------------------------------
                                             Avi D. Eden, Director, Vice-
                                             Chairman of the Board and Executive
                                             Vice President


     March 25, 1998                          /s/ Gerald Paul
                                             -----------------------------------
                                             Gerald Paul, Director, Chief
                                             Operating Officer and
                                             Executive Vice President


     March 25, 1998                          /s/ Richard N. Grubb
                                             -----------------------------------
                                             Richard N. Grubb, Director,
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

     March 25, 1998                          /s/ Donald G. Alfson
                                             -----------------------------------
                                             Donald G. Alfson, Director,
                                             Executive Vice President and
                                             Chief Business Development
                                             Officer

     March 25, 1998                          /s/ Robert A. Freece
                                             -----------------------------------
                                             Robert A. Freece, Director,
                                             Senior Vice President

     March 25, 1998                          /s/ Eli Hurvitz
                                             -----------------------------------
                                             Eli Hurvitz, Director

     March 25, 1998                          /s/ Edward B. Shils
                                             -----------------------------------
                                             Edward B. Shils, Director

     March 25, 1998                          /s/ Luella B. Slaner
                                             -----------------------------------
                                             Luella B. Slaner, Director

     March 25, 1998                          /s/ Mark I. Solomon
                                             -----------------------------------
                                             Mark I. Solomon, Director

     March 25, 1998                          /s/ Jean-Claude Tine
                                             -----------------------------------
                                             Jean-Claude Tine, Director

                         Report of Independent Auditors


Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Philadelphia, Pennsylvania
February 5, 1998, except for Notes 5 and 15, as to which the date is March 4, 1998

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)

                                                           December 31
                                                    1997               1996
                                                 ------------------------------
Assets
Current assets:
    Cash and cash equivalents                    $    55,263        $    20,945
    Accounts receivable, less allowances
       of $4,143 and $5,093                          186,687            165,632
    Inventories:
       Finished goods                                158,933            182,722
       Work in process                                84,245             73,606
       Raw materials                                  96,193            100,418
    Prepaid expenses and other current
       assets                                         64,650             82,310
                                                 ------------------------------
Total current assets                                 645,971            625,633

Property and equipment--at cost:
    Land                                              41,378             43,705
    Buildings and improvements                       230,772            222,743
    Machinery and equipment                          744,983            695,084
    Construction in progress                          50,400             57,891
                                                 ------------------------------
                                                   1,067,533          1,019,423
    Less allowances for depreciation                (358,391)          (308,761)
                                                 ------------------------------
                                                     709,142            710,662


Goodwill                                             286,923            201,574


Other assets                                          77,612             20,646
                                                 ------------------------------
                                                 $ 1,719,648        $ 1,558,515
                                                 ==============================


                                                                           December 31
                                                                    1997               1996
                                                                ------------------------------
Liabilities and stockholders' equity
Current liabilities:
    Notes payable to banks                                      $    29,926        $    31,212
    Trade accounts payable                                           47,925             33,930
    Payroll and related expenses                                     44,039             35,973
    Other accrued expenses                                           52,485             57,849
    Income taxes                                                     12,003              7,076
    Current portion of long-term debt                                 4,459             25,394
                                                                ------------------------------
Total current liabilities                                           190,837            191,434

Long-term debt--less current portion                                347,463            229,885
Deferred income taxes                                                41,701             33,113
Deferred income                                                      59,300             58,570
Other liabilities                                                    56,217             30,534
Accrued pension costs                                                64,482             69,749

Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
       Authorized--1,000,000 shares; none issued
    Common Stock, par value $.10 a share:
       Authorized--75,000,000 shares;
       56,460,565 and 53,727,874 shares
       outstanding after deducting 14,127 and
       13,248 shares in treasury                                      5,646              5,373
    Class B  convertible  Common  Stock,  par
       value  $.10 a share:  Authorized--
       15,000,000  shares;  7,925,394 and
       7,563,720  shares  outstanding  after
       deducting 205,649 and 221,809
       shares in treasury                                               793                756
    Capital in excess of par value                                  920,165            825,949
    Retained earnings                                                75,587            107,762
    Foreign currency translation adjustment                         (37,587)             9,106
    Unearned compensation                                              (644)              (370)
    Pension adjustment                                               (4,312)            (3,346)
                                                                ------------------------------
                                                                    959,648            945,230
                                                                ------------------------------
                                                                $ 1,719,648        $ 1,558,515
                                                                ==============================


See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                                                             Year ended December 31
                                                 1997               1996               1995
                                          -----------------------------------------------------
Net sales                                  $  1,125,219        $  1,097,979        $  1,224,416
Costs of products sold                          858,020             825,866             902,518
                                         --------------------------------------------------------
Gross profit                                    267,199             272,113             321,898

Selling, general, and
    administrative expenses                     136,876             141,765             158,821
Amortization of goodwill                          7,218               6,494               6,461
Unusual items                                    14,503              38,030               4,200
                                         --------------------------------------------------------
                                                108,602              85,824             152,416

Other income (expense):
    Interest expense                            (18,819)            (17,408)            (29,433)
    Other                                        (2,314)              1,941                  (9)
                                         --------------------------------------------------------
                                                (21,133)            (15,467)            (29,442)
                                         --------------------------------------------------------
Earnings before income taxes                     87,469              70,357             122,974
Income taxes                                     34,167              17,741              30,307
                                         --------------------------------------------------------
Net earnings                               $     53,302        $     52,616        $     92,667
                                         ========================================================
Basic and diluted earnings per share       $       0.83        $       0.82        $       1.55
                                         ========================================================
Weighted average shares
    outstanding--assuming dilution           64,459,000          64,364,000          59,897,000
                                         ========================================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                           Year ended December 31
                                                                  1997            1996             1995
                                                           --------------------------------------------------
Operating activities
Net earnings                                                 $      53,302    $      52,616   $      92,667
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation and amortization                                81,874           77,247          69,547
       Unrealized loss on forward exchange
          contract                                                   5,295                -               -
       Changes in operating assets and liabilities,
          net of effects from acquisitions:
          Accounts receivable                                      (23,339)          10,073          (8,147)
          Inventories                                               19,501          (11,575)        (48,123)
          Prepaid expenses and other current
              assets                                                20,496            3,438         (14,023)
          Accounts payable                                           6,882          (31,573)            998
          Other current liabilities                                  5,897            1,526          (7,442)
       Other                                                         6,005           20,434          30,034
                                                           --------------------------------------------------
Net cash provided by operating activities                          175,913          122,186         115,511

Investing activities
Purchases of property and equipment                                (75,870)        (123,984)       (165,699)
Purchases of businesses, net of cash acquired                     (122,468)               -               -
                                                           --------------------------------------------------
Net cash used in investing activities                             (198,338)        (123,984)       (165,699)

Financing activities
Proceeds from long-term borrowings                                   4,100            3,476             245
Principal payments on long-term debt                               (82,076)         (86,026)       (118,226)
Net proceeds (payments) on revolving credit
    lines                                                          155,729           76,502         (59,800)
Net changes in short-term borrowings                               (17,152)          10,066          (7,188)
Purchases of common stock                                                -                -          (3,578)
Proceeds from sale of common stock                                       -                -         230,279
                                                           --------------------------------------------------

Net cash provided by financing activities                           60,601            4,018          41,732
Effect of exchange rate changes on cash                             (3,858)            (859)          1,183
                                                           --------------------------------------------------
Increase (decrease) in cash and cash equivalents                    34,318            1,361          (7,273)
Cash and cash equivalents at beginning of year                      20,945           19,584          26,857
                                                           ==================================================
Cash and cash equivalents at end of year                     $      55,263    $      20,945   $      19,584
                                                           ==================================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except share amounts)

                                                                                  Year ended December 31
                                                                         1997             1996              1995
                                                                    -----------------------------------------------
Common Stock:
   Beginning balance                                                  $   5,373        $   5,114        $   2,257
     Stock issued (28,486; 10,556; and 5,777,300 shares)                      3                1              576
     Stock dividends (2,687,692; 2,558,069; and 1,091 shares)               269              256             --
     Stock split                                                           --               --              2,275
     Stock repurchased (110,000 shares)                                    --               --                (11)
     Conversions from Class B (16,513; 19,423; and 325,509
        shares)                                                               1                2               17
                                                                    -----------------------------------------------
   Ending balance                                                         5,646            5,373            5,114

Class B convertible Common Stock:
   Beginning balance                                                        756              722              377
     Stock dividends (378,187 and 361,108 shares)                            38               36             --
     Stock split                                                           --               --                362
     Conversions to Common (16,513; 19,423; and 325,509 shares)              (1)              (2)             (17)
                                                                    -----------------------------------------------
   Ending balance                                                           793              756              722

Capital in excess of par value:
   Beginning balance                                                    825,949          734,316          509,966
     Stock issued                                                           778              618          230,534
     Stock dividends                                                     85,170           90,932             --
     Stock split                                                           --               --             (2,637)
     Stock repurchased                                                     --               --             (3,567)
     Stock appreciation rights                                            8,200             --               --
     Tax effects relating to stock plan                                      68               83               20
                                                                    -----------------------------------------------
   Ending balance                                                       920,165          825,949          734,316

Retained earnings:
   Beginning balance                                                    107,762          146,370           53,734
     Net earnings                                                        53,302           52,616           92,667
     Stock dividends                                                    (85,477)         (91,224)             (31)
                                                                    -----------------------------------------------
   Ending balance                                                        75,587          107,762          146,370

Foreign currency translation adjustment:
   Beginning balance                                                      9,106           28,487            4,584
     Translation adjustment for the year                                (46,693)         (19,381)          23,903
                                                                    -----------------------------------------------
   Ending balance                                                       (37,587)           9,106           28,487

Unearned compensation:
   Beginning balance                                                       (370)            (364)             (20)
     Stock issued under stock plans (28,486; 10,556; and
       27,300 shares)                                                      (566)            (262)            (519)
     Amounts expensed during the year                                       292              256              175
                                                                    -----------------------------------------------
   Ending balance                                                          (644)            (370)            (364)

Pension adjustment:
   Beginning balance                                                     (3,346)          (6,792)          (5,810)
     Pension adjustment for the year                                       (966)           3,446             (982)
                                                                    -----------------------------------------------
   Ending balance                                                        (4,312)          (3,346)          (6,792)
                                                                    -----------------------------------------------
Total stockholders' equity                                            $ 959,648        $ 945,230        $ 907,853
                                                                    ===============================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997

Vishay Intertechnology, Inc. is an international manufacturer and supplier of passive electronic components and discrete active electronic components, particularly resistors, capacitors, inductors, diodes and transistors. Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Vishay Intertechnology, Inc. include the accounts of the Company and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts, and profits. The Company's investments in 20% to 50%-owned companies, in which it has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity method. Investments in other companies are carried at cost.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples include allowances for uncollectible accounts receivable, provisions for excess or obsolete inventories, and estimated tax uncertainties (see Note
4). Actual results could differ significantly from those estimates.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $73,329,000, $68,688,000, and $60,155,000, for the years ended December 31, 1997, 1996, and
1995, respectively.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Construction in Progress

The estimated cost to complete construction in progress at December 31, 1997 is $22,488,000.

Goodwill

Goodwill, representing the excess of purchase price over net assets of businesses acquired, is being amortized on a straight-line basis over 40 years. Accumulated amortization amounted to $35,273,000 and $29,726,000 at December 31, 1997 and 1996, respectively. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will determine whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, goodwill will be reduced by the estimated shortfall of cash flows.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Research and Development Expenses

The amount charged to expense aggregated $7,023,000, $10,429,000, and $10,430,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received from governments by certain foreign subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants received from the government of Israel and recognized as a reduction of costs of products sold were $11,352,000, $8,943,000, and $13,243,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Grants receivable of $8,909,000 and $23,163,000 are included in other

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

current assets at December 31, 1997 and 1996, respectively. Deferred grant income is $59,300,000 and $58,570,000 at December 31, 1997 and 1996,
respectively. The grants are subject to conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in repayment of grants, however, management expects that the Company will comply with all terms and conditions of grants.

Share and Per Share Amounts

In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires net earnings per share to be presented under two calculations, basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using common and dilutive potential common shares outstanding during the periods presented. The Company's potential common shares consist of stock options granted under the Company's 1995 stock option plan (see Note 6) and stock appreciation rights issued in connection with the LPSC acquisition (see Note 2). The number of shares used in the calculation of basic earnings per common share was 64,318,000 in 1997, 64,321,000 in 1996, and 59,864,000 in 1995. The number of shares used in the calculation of diluted earnings per common share was 64,459,000 in 1997, 64,364,000 in 1996, and 59,897,000 in 1995. Options to purchase 1,160,000 shares of common stock at prices ranging from $24.03 to $43.19 per share were outstanding during 1997, 1996, and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the 1995 2-for-1 stock split and 5% stock dividends paid on June 9, 1997, June 7, 1996, and March 31, 1995. Earnings per share reflect the weighted effect of the issuance of 5,750,000 shares of Common Stock in September 1995.

Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair value method of accounting for stock-based compensation plans but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to continue to account for stock-based compensation plans in accordance with APB 25. The effect of applying the fair value method of SFAS 123 results in net income and earnings per share amounts that are the same as the reported amounts in 1997 and 1996 and are not materially different from amounts reported for 1995.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-maker. The Company is evaluating its implementation approach for SFAS 130 and 131, both of which will be adopted in 1998.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current presentation.

2. Acquisitions

In July 1997,  the Company  purchased  65% of the common stock of Lite-On  Power
Semiconductor Corporation (LPSC), a Republic of China (Taiwan) company, for $130,000,000 in cash and stock appreciation rights with a fair value of $8,200,000 (see Note 6). LPSC is a producer of discrete active electronic components with manufacturing facilities in Taiwan, China and the United States. LPSC also owns 40.2% of Diodes, Inc. (AMEX:DIO), a public company traded on the American Stock Exchange. The Company utilized existing credit facilities to finance the cash portion ($130,000,000) of the purchase price. The acquisition was accounted for under the purchase method of accounting.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of net assets acquired ($110,978,000) is being amortized on a straight-line method over an estimated useful life of forty years.

                          Vishay Intertechnology, Inc.

2. Acquisitions (continued)

Had the LPSC acquisition been made at the beginning of 1996, the Company's pro forma unaudited results for the years ended December 31, 1997 and 1996 would have been (in thousands, except per share amounts):

                                                  Year ended December 31
                                                  1997                1996
                                        ---------------------------------------

Net sales                                     $1,162,969          $1,151,924
Net earnings                                      51,349              47,392
Basic and diluted earnings per share                 .80                 .74

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1996 or of future results.

3. Unusual Items

Unusual items expense of $14,503,000 in 1997 consists of restructuring expense of $12,605,000 and a settlement with the United States Government in the amount of $1,898,000 representing reimbursements for overcharges relating to military products produced prior to 1993 at one of the Company's U.S subsidiaries.

Restructuring expense of $12,605,000 in 1997 results from a downsizing of the Company's European operations. Approximately $10,357,000 of this expense relates to employee termination costs covering approximately 324 technical, production, administrative, and support employees located in Germany and France. Approximately $623,000 of the restructuring expense relates to facility closure costs in France. The remaining $1,625,000 relates to additional payments to certain employees laid off in the last half of fiscal 1996 in connection with Vishay's fiscal 1996 restructuring program. The payments were a result of a judgment rendered by a French court against a subsidiary of the Company. The court ruled that these employees were due additional payments under France's mandated social plan. The restructuring plan is expected to be completed by the end of 1998. At December 31, 1997, $11,982,000 of restructuring costs are included in other accrued expenses.

Unusual items in 1996 represents restructuring expense of $38,030,000, which resulted from a downsizing of the Company's worldwide operations. Approximately $9,077,000 of restructuring expense relates to facility closure costs in North America and Europe. The remaining $28,953,000 of these expenses relate to employee termination costs covering approximately 2,600 technical, production, administrative, and support

                          Vishay Intertechnology, Inc.

3. Unusual Items (continued)

employees located in the United States, Canada, France, and Germany. At December 31, 1997, approximately 2,457 employees had been terminated and $24,461,000 of termination costs were paid. The remaining $4,492,000 of termination costs are included in other accrued expenses at December 31, 1997. The remaining accrual is considered adequate to complete the restructuring program and is expected to be paid by March 31, 1998.

Unusual items in 1995 represents restructuring expense of $4,200,000 which resulted from the downsizing of some of the Company's European operations and represented employee termination costs covering 276 technical, production, administrative, and support employees located primarily in France and Germany. This downsizing was completed during the year ended December 31, 1996.

4. Income Taxes

Earnings   before  income  taxes  consists  of  the  following   components  (in
thousands):

                                        Year ended December 31
                                1997             1996              1995
                        ----------------------------------------------------

    Domestic               $    45,832      $    42,406       $    34,926
    Foreign                     41,637           27,951            88,048
                        ----------------------------------------------------
                           $    87,469      $    70,357       $   122,974
                        ====================================================

Significant components of income taxes are as follows (in thousands):

                                         Year ended December 31
                                 1997             1996              1995
                         ----------------------------------------------------
Current:
    U.S. Federal            $    20,296      $    13,836       $    10,578
    Foreign                       6,494            8,098            10,927
    State                         2,103            1,586             1,082
                         ----------------------------------------------------
                                 28,893           23,520            22,587

Deferred:
    U.S. Federal                  1,476            1,632             2,247
    Foreign                       3,547           (7,793)            5,082
    State                           251              382               391
                         ----------------------------------------------------
                                  5,274           (5,779)            7,720
                         ----------------------------------------------------
                            $    34,167      $    17,741       $    30,307
                         ====================================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               December 31
                                                          1997           1996
                                                      -------------------------
Deferred tax liabilities:
    Tax over book depreciation                        $  71,122       $  77,402
    Other--net                                           12,031           7,325
                                                      -------------------------
Total deferred tax liabilities                           83,153          84,727

Deferred tax assets:
    Pension and other retiree obligations                23,150          25,358
    Net operating loss carryforwards                     82,510          84,574
    Restructuring reserves                                5,283           7,698
    Other accruals and reserves                          22,767          16,120
                                                      -------------------------
Total deferred tax assets                               133,710         133,750
    Valuation allowance for deferred tax assets         (40,447)        (59,021)
                                                      -------------------------
Net deferred tax assets                                  93,263          74,729
                                                      -------------------------
Net deferred tax (assets) liabilities                 $ (10,110)      $   9,998
                                                      =========================

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):

                                                             Year ended December 31
                                                     1997           1996            1995
                                                  ----------------------------------------

Tax at statutory rate                             $ 30,612        $ 24,625        $ 43,041
State income taxes, net of U.S. federal
    tax benefit                                      1,619           1,413           1,094
Effect of foreign income tax rates                 (10,325)         (9,717)        (13,801)
Benefit of net operating loss carryforwards           (207)           (817)         (2,054)
Provision for estimated tax uncertainties           10,000            --              --
Other                                                2,468           2,237           2,027
                                                  ----------------------------------------
                                                  $ 34,167        $ 17,741        $ 30,307
                                                  ========================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

At December 31, 1997, the Company has net operating loss carryforwards for tax purposes of $133,536,000 in Germany (no expiration date), $22,431,000 in France (expire December 31, 2002), and $4,472,000 in Portugal (expire December 31,
2002). Approximately $67,434,000 of the carryforward in Germany resulted from the Company's acquisition of Roederstein. Valuation allowances of $40,447,000 and $59,021,000 have been recorded at December 31, 1997 and 1996, respectively, for deferred tax assets related to foreign net operating loss carryforwards. In 1997, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill of acquired companies by $8,837,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $22,016,000 of such benefits will reduce goodwill.

During the fourth quarter of 1997, the Company recorded a $10,000,000 income tax charge for various tax uncertainties. Although it is reasonably possible that the ultimate resolution of such uncertainties could result in a loss in excess of the amounts accrued, the Company believes that its estimate for taxes and related interest as of December 31, 1997 is reasonable.

At December 31, 1997, no provision has been made for U.S. federal and state income taxes on approximately $327,084,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $24,879,000,  $22,141,000,  and $30,272,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                          Vishay Intertechnology, Inc.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                     December 31
                                                 1997           1996
                                               -----------------------
Multicurrency Revolving Credit Loans           $284,666       $121,039
Term Loan                                          --           77,500
Deutsche Mark Revolving Credit Loans             22,365         25,974
Deutsche Mark Term Loan                            --            9,426
Other Debt and Capital Lease Obligations         44,891         21,340
                                               -----------------------
                                                351,922        255,279
Less current portion                              4,459         25,394
                                               -----------------------
                                               $347,463       $229,885
                                               =======================

As of December 31, 1997, two facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 6.25% on U.S. Dollar borrowings and 3.95% on Deutsche Mark borrowings at December 31, 1997), and a Deutsche Mark revolving credit loan (interest 3.95% at December 31, 1997).

On March 2, 1998, the Company entered into two revolving credit agreements with a group of banks, which replaced the agreements in effect at December 31, 1997. The Company entered into the new loan agreements with the banks to finance the Siliconix and TEMIC acquisitions (see Note 15). The first agreement provides for an $825,000,000 loan comprising a revolving credit facility and a swing line facility that mature on March 2, 2003, subject to Vishay's right to request year-to-year renewals. Interest is payable at prime or other interest rate options. The Company is required to pay certain facility fees on this facility. The second agreement provides for a $275,000,000 364-day multicurrency revolving credit facility which matures on March 1, 1999. The Company can request an initial three-month extension and if granted subsequent year-to-year renewals. Interest is payable at prime or other interest rate options. The Company is required to pay certain credit facility fees on this facility. As of March 2, 1998, the Company had $750,989,000 and DM 102,000,000 ($56,316,000) outstanding under the five-year  revolving  credit  facility  (interest 6.26% on U.S. Dollar borrowings and 4.13% on DM borrowings) and $25,000,000 (interest 6.31%) outstanding under the 364-day multicurrency revolving credit facility.

                          Vishay Intertechnology, Inc.

5. Long-Term Debt (continued)

Borrowings under the loan agreements are secured by certain pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and certain guaranties by significant subsidiaries. The Company is restricted from paying cash dividends and must comply with other covenants, including the maintenance of specific financial ratios.

Other debt and capital lease obligations include borrowings under short-term credit lines of $12,141,000 and $3,120,000 at December 31, 1997 and 1996,
respectively, which are classified as long-term based on the Company's intention and ability to refinance the obligations on a long-term basis.

Aggregate annual maturities of long-term debt, including $525,274,000 borrowed on March 2, 1998 under the revolving credit agreements, are as follows:
1998--$4,459,000;    1999--$29,405,000;    2000--$3,496,000;   2001--$3,254,000;
2002--$5,169,000; thereafter--$831,413,000.

At December 31, 1997, the Company has committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $187,337,000, of which $145,270,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1997 and 1996 was 6.50% and 5.60%, respectively.

Interest paid was $18,699,000,  $17,736,000, and $29,459,000 for the years ended
December 31, 1997, 1996, and 1995, respectively.

6. Stockholders' Equity

On May 19, 1997, the Company's shareholders approved an increase in the number of shares of Common Stock, $.10 par value, which the Company is authorized to issue, from 65,000,000 shares to 75,000,000 shares.

The Company's Class B Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time to Common Stock.

                          Vishay Intertechnology, Inc.

6. Stockholders' Equity (continued)

In connection with the acquisition of LPSC (see Note 2), the Company issued stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive in stock the increase in value on the equivalent of 1,625,000 shares of the Company's stock above $23 per share. The SARs may be exercised at any time prior to July 17, 2007 at the option of the former owners of LPSC. The Company may force redemption of the SARs if the Company's stock trades above the "Strike Price" ($43 per share during the first year). The Strike Price increases by 10% each year. At a market price of $43 per share for the Company's stock, the SARs would entitle the former owners of LPSC to 755,813 shares of the Company's Common Stock. The fair value of the SARs as of July 17, 1997 was determined to be $8,200,000 using the binomial option pricing model.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 1997, 219,776 shares are available for issuance under stock plans.

In 1995, certain key executives of the Company were granted options to purchase 1,160,000 shares of the Company's Common Stock, all of which remain outstanding at December 31, 1997. These options expire March 1, 2000, with one-third exercisable at $24.03, one-third exercisable at $30.23, and one-third exercisable at $43.19.

7. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

                                                              Year ended December 31
                                                     1997           1996          1995
                                                  --------------------------------------
Foreign exchange gains (losses)                    $ 3,657        $   371        $(2,022)
Unrealized loss on forward exchange contract        (5,295)          --             --
Investment income                                    2,353          1,586          1,529
Minority interest in income of subsidiaries         (2,092)          (489)          (281)
Equity in net income of affiliates                   1,090            318            727
Loss on sale of fixed assets                        (1,245)          (174)          --
Other                                                 (782)           329             38
                                                  ---------------------------------------
                                                   $(2,314)       $ 1,941        $    (9)
                                                  =======================================

                          Vishay Intertechnology, Inc.

7. Other Income (Expense) (continued)

In connection with the Company's acquisition of all of the common stock of TEMIC Semiconductor GmbH and 80.4% of the common stock of Siliconix Incorporated (see
Note 15), the Company entered into a forward exchange contract in December 1997 to protect against the impact of fluctuations in the exchange rate between the U.S. Dollar and the Deutsche Mark on the amount of U.S. Dollars required for the acquisitions. At December 31, 1997, the Company had an unrealized noncash loss on this contract of $5,295,000 which resulted from marking the contract to market value.

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

Net pension cost for the plans included the following components (in thousands):

                                                               Year ended December 31
                                                       1997           1996            1995
                                                    ----------------------------------------
Annual service cost--benefits
    earned for the period                           $  4,849        $  5,091        $  3,613
Less: Employee contributions                           1,850           1,842           1,459
                                                    ----------------------------------------
Net service cost                                       2,999           3,249           2,154
Interest cost on projected benefit obligation          6,266           6,014           5,702
Actual return on plan assets                         (12,688)        (10,737)        (11,892)
Net amortization and deferral                          5,520           4,213           7,211
                                                    ----------------------------------------
Net pension cost                                    $  2,097        $  2,739        $  3,175
                                                    ========================================

The expected long-term rate of return on assets is 8.5% - 9.5%.

                          Vishay Intertechnology, Inc.

8. Employee Retirement Plans (continued)

The following table sets forth the funded status of the plans and amounts recognized in the Company's financial statements (in thousands):

                                                                       December 31
                                                                  1997           1996
                                                               ------------------------
Accumulated benefit obligation, including vested
    benefits of $89,347 and $80,046                            $ 89,703        $ 80,343
                                                               ========================

Actuarial present value of projected benefit obligations       $(98,991)       $(87,740)
Plan assets at fair value                                        98,388          87,369
                                                               ------------------------
Projected benefit obligations in excess of plan assets             (603)           (371)
Unrecognized loss (gain)                                            370            (238)
Unrecognized prior service cost                                     368             601
Unrecognized net obligation at transition date, being
    recognized over 15 years                                        127             246
                                                               ------------------------
Accrued pension liability                                      $    262        $    238
                                                               ========================

The following assumptions have been used in the actuarial  determinations of the
Plans:

                                                 1997        1996
                                              -----------------------
Discount rate                                    6.75%       7.50%
Rate of increase in compensation levels          4.5%     4.5%-5.0%

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $2,126,000, $2,250,000, and $2,314,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have noncontributory defined benefit pension plans covering management and employees. Pension benefits are based on years of service. Net pension cost for the German Plans included the following components (in thousands):

                                                                   Year ended December 31
                                                            1997           1996           1995
                                                          --------------------------------------
Annual service cost--benefits earned for the period       $   107        $   126        $   164
Interest cost on projected benefit obligation               4,261          5,082          5,267
Actual return on plan assets                               (1,102)        (1,174)          (854)
Net amortization and deferral                                  25            133           (220)
                                                          --------------------------------------
Net pension cost                                          $ 3,291        $ 4,167        $ 4,357
                                                          ======================================

The expected long-term rate of return on assets is 2.0%.

                          Vishay Intertechnology, Inc.

8. Employee Retirement Plans (continued)

The following table sets forth the funded status of the German plans and amounts recognized in the Company's financial statements (in thousands):

                                                                        December 31
                                                                  1997           1996
                                                               -------------------------
Accumulated benefit obligation, including vested
    benefits of $64,029 and $69,477                            $ 64,449        $ 70,122
                                                               =========================

Actuarial present value of projected benefit obligations       $(64,785)       $(70,398)
Plan assets at fair value                                        13,734          15,508
                                                               -------------------------
Projected benefit obligations in excess of plan assets          (51,051)        (54,890)
Unrecognized loss                                                 4,659           4,155
Unrecognized prior service cost                                     254             414
Unrecognized net asset at transition date, being
    recognized over 15 years                                        (22)            (29)
Additional minimum liability, recognized as a
    reduction of stockholders' equity                            (4,312)         (3,346)
                                                               -------------------------
Accrued pension liability                                      $(50,472)       $(53,696)
                                                               =========================

The following assumptions have been used in the actuarial determinations of the German plans:

                                                1997       1996
                                               ------     -----
Discount rate                                   7.0%       7.0%
Rate of increase in compensation levels         2.5%       2.5%

9. Postretirement Medical Benefits

The Company pays limited health care premiums for certain eligible retired U.S. employees. Net postretirement benefit cost included the following components (in thousands):

                                          Year ended December 31
                                        1997       1996       1995
                                      ----------------------------
Service cost                          $  252       $236       $215
Interest cost                            499        485        497
Net amortization and deferral            250        264        245
                                      ----------------------------
Net postretirement benefit cost       $1,001       $985       $957
                                      ============================

                          Vishay Intertechnology, Inc.

9. Postretirement Medical Benefits (continued)

The status of the plan and amounts recognized in the Company's consolidated balance sheets were as follows (in thousands):

                                                                                December 31
                                                                           1997           1996
                                                                         -----------------------
Accumulated postretirement benefit obligation:
    Retirees                                                             $(2,837)       $(2,313)
    Actives eligible to retire                                            (1,388)        (1,519)
    Other actives                                                         (3,571)        (3,145)
                                                                         -----------------------
Total                                                                     (7,796)        (6,977)
Unrecognized loss                                                            951            925
Unrecognized transition obligation, being amortized  over 20 years         3,207          3,421
                                                                         -----------------------
Accrued postretirement benefit liability                                 $(3,638)       $(2,631)
                                                                         =======================

The discount rates used in the calculations were 6.75% and 7.50% for 1997 and 1996, respectively.

10. Leases

Total rental expense under operating leases was $7,073,000, $9,679,000, and $9,984,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
1998--$6,717,000;    1999--$5,772,000;    2000--$4,647,000;    2001--$4,073,000;
2002--$3,259,000; thereafter--$8,739,000.

11. Financial Instruments

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1997 and 1996, the Company had no significant concentrations of credit risk. The amounts reported in the balance sheets for cash and cash equivalents and for short-term and long-term debt approximate fair value.

See Note 15 regarding a forward exchange contract related to the acquisitions of TEMIC and Siliconix.

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

                          Vishay Intertechnology, Inc.

13. Segment and Geographic Information

Vishay  operates  in  one  line  of  business--the   manufacture  of  electronic
components. Information about the Company's operations in different geographic areas is as follows (in thousands):


                              United States      Europe          Israel          Other        Elimination     Consolidated
                              -------------      ------          ------          -----        -----------     ------------
Year ended
December 31, 1997
-----------------
Net sales to unaffiliated
   customers                    $624,377*       $ 448,206        $  7,989       $ 44,647       $    --          $ 1,125,219
Net sales between
   geographic areas               66,452           38,755         242,920         15,983        (364,110)              --
                                -------------------------------------------------------------------------------------------
Total net sales                 $690,829        $ 486,961        $250,909       $ 60,630       $(364,110)       $ 1,125,219
                                ===========================================================================================

Operating profit (loss)         $ 71,087        $  (1,705)       $ 46,485       $  7,429       $    --          $   123,296
                                =============================================================================

General corporate
   expenses                                                                                                         (17,008)
Interest expense                                                                                                    (18,819)
                                                                                                                ------------
Earnings before income
   taxes                                                                                                        $    87,469
                                                                                                                ============
Identifiable assets             $620,450        $ 508,565        $369,879       $220,754       $    --          $ 1,719,648
                                ===========================================================================================



                              United States      Europe          Israel          Other        Elimination     Consolidated
                              -------------      ------          ------          -----        -----------     ------------
Year ended
December 31, 1996
-----------------

Net sales to unaffiliated
   customers                    $557,935*       $ 504,397        $  8,118       $ 27,529       $    --          $ 1,097,979
Net sales between
   geographic areas               67,839           45,682         235,219         11,243        (359,983)              --
                                -------------------------------------------------------------------------------------------
Total net sales                 $625,774        $ 550,079        $243,337       $ 38,772       $(359,983)       $ 1,097,979
                                ===========================================================================================

Operating profit (loss)         $ 60,868        $ (13,755)       $ 49,562       $  3,854       $    --          $   100,529
                                ============================================================================

General corporate
   expenses                                                                                                         (12,764)
Interest expense                                                                                                    (17,408)
                                                                                                                ------------
Earnings before income
   taxes                                                                                                        $    70,357
                                                                                                                ============
Identifiable assets             $619,952        $ 570,004        $347,053       $ 21,506       $    --          $ 1,558,515
                                ===========================================================================================

                          Vishay Intertechnology, Inc.

13. Segment and Geographic Information (continued)


                              United States      Europe          Israel          Other        Elimination     Consolidated
                              -------------      ------          ------          -----        -----------     ------------
Year ended
December 31, 1995
-----------------
Net sales to unaffiliated
   customers                    $ 597,154*        $589,488       $  5,684       $32,090       $    --          $1,224,416
Net sales between
   geographic areas                74,283           53,883        214,322           341        (342,829)             --
                                -----------------------------------------------------------------------------------------
Total net sales                 $ 671,437         $643,371       $220,006       $32,431       $(342,829)       $1,224,416
                                =========================================================================================

Operating profit                $  59,877         $ 31,759       $ 66,640       $ 5,528       $    --          $  163,804
                                ===========================================================================
General corporate
   expenses                                                                                                       (11,397)
Interest expense                                                                                                  (29,433)
                                                                                                               ----------
Earnings before income
   taxes                                                                                                       $  122,974
                                                                                                               ==========
Identifiable assets             $ 610,106         $653,395       $255,268       $24,562       $    --          $1,543,331
                                =========================================================================================

* Includes export sales of $139,511, $112,402, and $123,387 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

                          Vishay Intertechnology, Inc.

14. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:


                                                                            (In thousands, except per share amounts)

                                                 First Quarter                Second Quarter                     Third Quarter
                                            -----------------------       -----------------------          -----------------------
                                              1997          1996            1997          1996               1997            1996
                                            --------       --------       --------       --------          --------       --------
Net sales                                   $273,262       $310,660       $272,661       $273,502          $285,352       $259,889
Gross profit                                  65,604         85,081         65,630         71,864            70,392         61,177
Net earnings (loss)                           19,658         28,041         19,948          3,783(2)         20,695         14,484
Basic and diluted earnings (loss) per
   share (3):                               $    .31       $    .44       $    .31       $    .06(2)       $    .32       $    .23


                                                      Fourth Quarter                        Total Year
                                            -------------------------------       ---------------------------
                                                1997                1996               1997             1996
                                            ------------        -----------       ----------       ----------
Net sales                                   $ 293,944           $253,928          $1,125,219       $1,097,979
Gross profit                                   65,573             53,991             267,199          272,113
Net earnings (loss)                            (6,999)(1)          6,308(2)           53,302           52,616
Basic and diluted earnings (loss) per
   share (3):                               $    (.11)(1)       $    .10(2)       $      .83       $      .82

(1) Charges for restructuring ($12,605,000), various tax uncertainties ($10,000,000), forward exchange contract unrealized loss ($5,295,000), inventory reserves ($5,576,000), and a government settlement ($1,898,000) reduced net earnings by $27,692,000 or $.43 per share in the fourth quarter of 1997.

(2)  Includes   restructuring  expense  of  $24,826,000  ($.25  per  share)  and
     $13,204,000 ($.16 per share) in the second and fourth quarters of 1996, respectively.

(3) Adjusted to give retroactive effect to 5% stock dividends in June 1997 and 1996.

                          Vishay Intertechnology, Inc.

15. Subsequent Events

On March 2, 1998, the Company completed its purchase of 80.4% of the capital stock of Siliconix Incorporated (NASDAQ:SILI) and 100% of the capital stock of TEMIC Semiconductor GmbH for approximately $500,000,000 in cash. TEMIC's and Siliconix' businesses involve the design, manufacture, and sale of integrated circuits (the IC Division) and discrete active components. On March 4, 1998, Vishay sold (subject to satisfaction of certain foreign regulatory approvals) the IC Division for approximately $110,000,000. The discrete active components business is conducted primarily in the United States, Germany, Austria, and Asia.

The purchase of TEMIC and Siliconix was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998 (see Note
5).

In connection with the acquisition of TEMIC and Siliconix, Vishay entered into a forward exchange contract on December 16, 1997 to protect against the impact of fluctuations in the exchange rate between the U.S. Dollar and the Deutsche Mark on the amount of U.S. Dollars required for the purchase of TEMIC and Siliconix. The Company has accounted for the contract by marking it to market and recording the resulting gains or losses in the income statement. At December 31, 1997, the contract had an unrealized loss of $5,295,000 which was reflected in other expense (see Note 7). On March 2, 1998, upon completion of the TEMIC and Siliconix acquisitions, the forward exchange contract was settled and the Company recorded a realized loss of $11,500,000.

                                  EXHIBIT INDEX




                                                               Page Number in
Exhibit                                                         sequentially
No.                       Description                          Numbered Copy
---                       -----------                          --------------

2.1         Lite-on Stock Purchase Agreement,
            dated as of April 25, 1997, among
            Lite-On Semiconductor Corporation,
            Silitek Corporation, Lite-On
            Technology Corporation, Dyna
            Investment Co., Ltd., Lite-On Inc.
            and other shareholders as Sellers and
            Vishay Intertechnology, Inc. as
            Purchaser.  Incorporated by reference
            to Exhibit A to Schedule 13D filed on
            July 28, 1997.

2.2         Joint Venture Agreement, dated April
            25, 1997, by and between Vishay
            Intertechnology, Inc. and Lite On [JV
            Co.].  Incorporated by reference to
            Exhibit B to Schedule 13D filed on
            July 28, 1997.

2.3         Amendment No. 1 to Joint Venture
            Agreement.  Incorporated by reference
            to Exhibit C to Schedule 13D filed on
            July 28, 1997.

2.4         Stock Purchase Agreement, dated
            December 16, 1997, among TEMIC
            TELEFUNKEN microelectronic GmbH,
            Delengate Limited, Daimler-Benz
            Aerospace Aktiengesellschaft,
            Daimler-Benz Technology Corporation,
            Vishay TEMIC Semiconductor
            Acquisition Holdings Corp., "PAMELA"
            Verwaltungsgesellschaft GmbH and
            Vishay Intertechnology.
            Incorporated by reference to Exhibit
            A to Schedule 13D filed December 24,
            1997.

2.5         Share Sale and Transfer Agreement,
            between "PAMELA"
            Verwaltungsgesellschaft GmbH, Vishay
            Intertechnpogy, Inc., ATMEL
            Corporation and Atmel Holding GmbH
            i.G.  Incorporated by reference to
            Exhibit 2.2 to Form 8-K filed on
            March 17, 1998.

                                                               Page Number in
Exhibit                                                         sequentially
No.                       Description                          Numbered Copy
---                       -----------                          --------------

3.1         Composite Amended and Restated
            Certificate of Incorporation of the
            Company dated August 3, 1995.
            Incorporated by reference to Exhibit
            3.1 to Form 10-Q for the quarter ended
            June 30, 1995 (the "1995 Form 10-Q").
            Certificate of Amendment of Composite
            Amended and Restated Certificate of
            Incorporation of the Company.
            Incorporated by reference to Exhibit
            3.1 to Form 10-Q for the quarter ended
            June 30, 1997 (the "1997 Form 10-Q").

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

10.1        Performance-Based Compensation Plan
            for Chief Executive Officer of
            Registrant.  Incorporated by
            reference to Exhibit 10.1 to the 1993
            Form 10-K.

10.2        Vishay Intertechnology, Inc.
            $825,000,000 Long Term Revolving
            Credit Agreement, dated as of March
            2, 1998, by and among Vishay,
            Comerica Bank, NationsBanc Montgomery
            Securities LLC and the other banks
            signatory thereto, and Comerica Bank,
            as administrative agent.
            Incorporated by reference to Exhibit
            10.1 to the Current Report on Form 8-
            K dated March 17, 1998.

10.3        Vishay Intertechnology, Inc.
            $275,000,000 Short Term Revolving
            Credit Agreement, dated as of March
            2, 1998, by and among Vishay,
            Comerica Bank, NationsBanc Montgomery
            Securities LLC and the other banks
            signatory thereto, and Comerica Bank,
            as administrative agent.
            Incorporated by reference to Exhibit
            10.2 to the Current Report on Form 8-
            K dated March 17, 1998.

                                                               Page Number in
Exhibit                                                         sequentially
No.                       Description                          Numbered Copy
---                       -----------                          --------------

10.4        Company Guaranty (Long Term), dated
            March 2, 1998, by Vishay
            Intertechnology, Inc. to Comerica
            Bank, as administrative agent.
            Incorporated by reference to Exhibit
            10.3 to the Current Report on Form 8-
            K dated March 17, 1998.

10.5        Domestic Guaranty (Long Term), dated
            March 2, 1998, by the Guarantors
            signatory thereto to Comerica Bank,
            as administrative agent.
            Incorporated by reference to Exhibit
            10.4 to the Current Report on Form 8-
            K filed on March 17, 1998.

10.6        Foreign Guaranty (Long Term), dated
            March 2, 1998, by the Guarantors
            signatory thereto to Comerica Bank,
            as administrative agent.
            Incorporated by reference to Exhibit
            10.5 to the Current Report on Form 8-
            K filed on March 17, 1998.

10.7        Company Guaranty (Short Term), dated
            March 2, 1998, by Vishay
            Intertechnology, Inc. to Comerica
            Bank, as administrative agent.
            Incorporated by reference to Exhibit
            10.6 to the Current Report on Form 8-
            K filed on March 17, 1998.

10.8        Domestic Guaranty (Short Term), dated
            March 2, 1998, by the Guarantors
            signatory thereto to Comerica Bank,
            as administrative agent.
            Incorporated by reference to Exhibit
            10.7 to the Current Report on Form 8-
            K filed on March 17, 1998.

10.9        Employment Agreement, dated as of
            March 15, 1985, between the Company
            and Dr. Felix Zandman.  Incorporated
            by reference to Exhibit (10.12) to
            the Form S-2.

                                                               Page Number in
Exhibit                                                         sequentially
No.                       Description                          Numbered Copy
---                       -----------                          --------------

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