Form 10-Q
period 1998-03-31
VISHAY INTERTECHNOLOGY INC
filed 1998-05-15
CIK 103730

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

         /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/   No / /

As of May 14, 1998 registrant had 56,487,528 shares of its Common Stock and 7,925,394 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

            FORM 10-Q                                             MARCH 31, 1998

                                    CONTENTS



                                                                     Page No.
                                                                     --------


PART I.           FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Balance Sheets -               3-4
                  March 31, 1998 and December 31, 1997


                  Consolidated Condensed Statements of                   5
                  Operations - Three Months Ended
                  March 31, 1998 and 1997


                  Consolidated Condensed Statements of                   6
                  Cash Flows - Three Months Ended
                  March 31, 1998 and 1997


                  Notes to Consolidated Condensed                       7-9
                  Financial Statements


         Item 2.  Management's Discussion and Analysis                 10-15
                  of Financial Condition and Results of
                  Operations


PART II.          OTHER INFORMATION                                     16

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                   March 31         December 31
ASSETS                                                               1998               1997
                                                                 -----------        -----------
CURRENT ASSETS
  Cash and cash equivalents                                      $    79,932        $    55,263
  Accounts receivable                                                286,508            186,687
  Inventories:
    Finished goods                                                   184,146            158,933
    Work in process                                                  145,462             84,245
    Raw materials                                                    116,633             96,193
  Prepaid expenses and other current assets                          214,388             64,650
                                                                 -----------        -----------
                                      TOTAL CURRENT ASSETS         1,027,069            645,971



PROPERTY AND EQUIPMENT - AT COST
  Land                                                                52,991             41,378
  Buildings and improvements                                         256,773            230,772
  Machinery and equipment                                            965,779            744,983
  Construction in progress                                            74,432             50,400
  Allowance for depreciation                                        (374,304)          (358,391)
                                                                 -----------        -----------
                                                                     975,671            709,142



GOODWILL                                                             382,988            286,923





OTHER ASSETS                                                          98,887             77,612
                                                                 -----------        -----------
                                                                 $ 2,484,615        $ 1,719,648
                                                                 ===========        ===========

                                                   March 31         December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                 1998               1997
                                                 -----------        -----------
CURRENT LIABILITIES
  Notes payable to banks                         $    31,764        $    29,926
  Trade accounts payable                             104,669             47,925
  Payroll and related expenses                        71,072             44,039
  Other accrued expenses                             118,094             52,485
  Income taxes                                        18,950             12,003
  Current portion of long-term debt                    1,295              4,459
                                                 -----------        -----------
               TOTAL CURRENT LIABILITIES             345,844            190,837

LONG-TERM DEBT                                       880,595            347,463

DEFERRED INCOME TAXES                                 43,506             41,701

DEFERRED INCOME                                       58,649             59,300

OTHER LIABILITIES                                     84,966             56,217

ACCRUED PENSION COSTS                                106,004             64,482

STOCKHOLDERS' EQUITY
  Common stock                                         5,648              5,646
  Class B common stock                                   793                793
  Capital in excess of par value                     920,725            920,165
  Retained earnings                                   92,123             75,587
  Accumulated other comprehensive income             (53,155)           (41,899)
  Unearned compensation                               (1,083)              (644)
                                                 -----------        -----------
                                                     965,051            959,648
                                                 -----------        -----------
                                                 $ 2,484,615        $ 1,719,648
                                                 ===========        ===========



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 1998             1997
                                                              ---------        ---------
Net sales                                                     $ 348,744        $ 273,262
Costs of products sold                                          263,540          207,658
                                                              ---------        ---------
                               GROSS PROFIT                      85,204           65,604

Selling, general, and administrative expenses                    45,934           33,919
Amortization of goodwill                                          2,273            1,517
                                                              ---------        ---------
                           OPERATING INCOME                      36,997           30,168

Other income (expense):
  Interest expense                                               (8,228)          (3,701)
  Other                                                          (5,479)             547
                                                              ---------        ---------
                                                                (13,707)          (3,154)
                                                              ---------        ---------

               EARNINGS BEFORE INCOME TAXES                      23,290           27,014

Income taxes                                                      6,754            7,356
                                                              ---------        ---------
                               NET EARNINGS                   $  16,536        $  19,658
                                                              =========        =========


Basic and diluted earnings per share                          $    0.26        $    0.31
                                                              =========        =========

Weighted average shares outstanding - assuming dilution          64,408           64,364


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                            1998            1997
                                                         ---------        --------
OPERATING ACTIVITIES
  Net earnings                                           $  16,536        $ 19,658
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         27,739          19,650
      Other                                                 (7,584)            475
      Changes in operating assets and liabilities          (28,797)          8,764
                                                         ---------        --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                7,894          48,547

INVESTING ACTIVITIES
  Purchases of property and equipment-net                  (34,165)        (18,477)
  Purchase of businesses, net of cash acquired            (479,079)           --
                                                         ---------        --------
    NET CASH USED IN INVESTING ACTIVITIES                 (513,244)        (18,477)

FINANCING ACTIVITIES
  Net proceeds(payments) on revolving credit lines         526,223         (17,728)
  Proceeds from long-term borrowings                         3,104             193
  Payments on long-term borrowings                          (1,081)         (3,979)
  Net proceeds on short-term borrowings                      2,118           9,322
                                                         ---------        --------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                                 530,364         (12,192)
Effect of exchange rate changes on cash                       (345)         (2,494)
                                                         ---------        --------
    INCREASE  IN CASH AND
      CASH EQUIVALENTS                                      24,669          15,384

Cash and cash equivalents at beginning of period            55,263          20,945
                                                         ---------        --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  79,932        $ 36,329
                                                         =========        ========





See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1998


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1997.

Note 2: Earnings Per Share

The number of shares used in the calculation of basic earnings per common share was 64,329,000 in 1998 and 64,313,000 in 1997. The number of shares used in the calculation of diluted earnings per common share was 64,408,000 in 1998 and 64,364,000 in 1997. Options to purchase 1,160,000 shares of common stock at prices ranging from $24.03 to $43.19 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect a 5% stock dividend paid on June 9, 1997.

Note 3: Acquisitions

On March 2, 1998, the Company completed its purchase of 80.4% of the capital stock of Siliconix Incorporated (NASDAQ:SILI) and 100% of the capital stock of TEMIC Semiconductor GmbH for approximately $500,000,000 in cash. TEMIC's and Siliconix' businesses involve the design, manufacture, and sale of integrated circuits ( the IC Division) and discrete active components. On March 4, 1998, the Company sold the IC Division for approximately $110,000,000. The discrete active components business is conducted primarily in the United States, Germany, Austria, and Asia.

The purchase of TEMIC and Siliconix("TEMIC") was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998.

The acquisition was accounted for under the purchase method of accounting.
Under purchase accounting, the assets and liabilities of Temic and Siliconix are required to be adjusted from historical amounts to their estimated fair values. Purchase accounting adjustments have been preliminarily estimated by management based upon currently available information. There can be no assurance, however, that estimated adjustments represent the final purchase accounting adjustments that will be ultimately determined. Management is waiting for the results of appraisals and other information that will be required to determine the final purchase allocation.

The results of operations of TEMIC and Siliconix have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of assets acquired is approximately $106,059,000 and is being amortized on a straight-line method over an estimated useful life of forty years.

In July 1997, the Company purchased 65% of the common stock of Lite-On Power Semiconductor Corporation (LPSC), a Republic of China (Taiwan) company, for $130,000,000 in cash and stock appreciation rights with a fair value of $8,200,000. LPSC is a producer of discrete active electronic components with manufacturing facilities in Taiwan, China and the United States. LPSC owns 40.2% of Diodes, Inc.(AMEX:DIO), a public company traded on the American Stock Exchange. The Company utilized existing credit facilities to finance the cash portion ($130,000,000) of the purchase price. The acquisition was accounted for under the purchase method of accounting.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of net assets acquired ($110,978,000) is being amortized on a straight-line method over an estimated useful life of forty years.

Had the TEMIC, Siliconix and LPSC acquisitions been made at the beginning of 1997, the Company's pro forma unaudited results for the three months ended March 31, 1998 and 1997 would have been (in thousands, except per share amounts):

                                                          Three Months Ended
                                                               March 31
                                                         1998             1997
                                                         ----             ----
Net sales                                              $431,196         $412,375
Net earnings                                           $ 14,762         $ 18,570
Basic and diluted earnings per share                   $   0.23         $   0.29

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of 1997 or of future results.


Note 4: Recently Issued Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and the additional minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment and the additional minimum pension liability as of December 31, 1997 have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 did not impact the Company's net income or total stockholders' equity. For the three months ended March 31, 1998 and 1997, total comprehensive income-(loss) amounted to $5,280,000 and $(7,599,000), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                        Three Months Ended
                                                              March 31
                                                       1998               1997
                                                       ----               ----

Costs of products sold                                 75.6%              76.0%
Gross profit                                           24.4               24.0
Selling, general and
 administrative expenses                               13.2               12.4
Operating income                                       10.6               11.0
Earnings before income taxes                            6.7                9.9
Effective tax rate                                     29.0               27.2
Net earnings                                            4.7                7.2

Net sales for the quarter ended March 31, 1998 increased $75,482,000 or 27.6% from the comparable period of the prior year. The increase in net sales relates primarily to the acquisitions of TEMIC and LPSC. Net sales of TEMIC and LPSC for the quarter ended March 31, 1998 were $49,947,000 and $18,783,000, respectively. Exclusive of TEMIC and LPSC, net sales would have increased by $6,752,000 or 2.5%. The strengthening of the U.S. dollar against foreign currencies for the quarter ended March 31, 1998 in comparison to the prior year's quarter, resulted in a decrease in reported sales of $11,230,000.

Costs of products sold for the quarter ended March 31, 1998 was 75.6% of net sales, as compared to 76.0% for the comparable prior year period. Gross profit, as a percentage of net sales, for the quarter ended March 31, 1998 increased from the comparable prior year period mainly due to the acquisition of TEMIC, which recorded a gross profit margin of 28.2% for the month ended March 31, 1998.

Israeli government grants, recorded as a reduction of costs of products sold, were $3,043,000 for the quarter ended March 31, 1998 as compared to $2,624,000 for the comparable prior year period. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at March 31, 1998 relating to Israeli government grants was $58,649,000 as compared to $59,300,000 at December 31, 1997.

Selling, general, and administrative expenses for the quarter ended March 31, 1998 were 13.2% of net sales, as compared to 12.4% for the comparable prior year period. The increase in the selling, general and administrative expenses was primarily due to the TEMIC acquisition, which is currently running at a rate of 18.3% of net sales. Exclusive of TEMIC and LPSC`s selling, general, and administrative expenses, the Company's expenses, as a percentage of net sales, would have been 12.4% for the quarter ended March 31, 1998.

Interest costs increased by $4,527,000 for the quarter ended March 31, 1998, from the comparable prior year period, primarily due to the increase in bank borrowings necessary to fund the TEMIC and LPSC acquisitions. The Company had net borrowings of $390,000,000 and $130,000,000, respectively, from a group of banks to finance the acquisitions of TEMIC and LPSC.

Other income decreased by $6,026,000 for the quarter ended March 31, 1998 as compared to the prior year period primarily due to a noncash loss of $6,269,000 relating to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition, since the purchase price was denominated in German Marks and payable in U.S. Dollars).

The effective tax rate for the quarter ended March 31, 1998 was 29.0% as compared to 27.2% for the comparable prior year period. The increase in the tax rate for the quarter ended March 31, 1998 was due primarily to the TEMIC acquisition which recorded income in higher tax rate countries. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) has been to increase net earnings by $3,370,000 and $1,520,000 for the quarters ended March 31, 1998 and 1997, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $7,894,000 for the quarter ended March 31, 1998 compared to $48,547,000 for the prior year's period. The decrease in cash flows from operations is attributable to: i) a decrease in net earnings for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997;
ii) a decrease in accrued expenses due to payments on restructuring programs instituted at Vishay over the last eighteen months and iii) an increase in receivables. Net purchases of property and equipment for three months ended March 31, 1998 were $34,165,000 compared to $18,477,000 in the prior year's period. Net cash provided by financing activities of $530,364,000 for the three months ended March 31, 1998 includes approximately $500,000,000 used to finance the acquisition of TEMIC. On April 8, 1998, the Company received approximately $100,000,000 in connection with the sale of the IC Division of TEMIC and used the proceeds to pay down debt.

The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of March 31, 1998, approximately 58 of such employees have been terminated and $2,100,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1998. In connection with the acquisition by Vishay, Temic and Siliconix recorded restructuring liabilities charges of $39,051,000. The balance of $28,665,000 is reflected in the consolidated financial statements and is expected to be paid out in the next year. At March 31, 1998, $54,711,000 of restructuring costs are included in other accrued expenses.

The Company's financial condition at March 31, 1998 is strong, with a current ratio of 2.97 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .91 to 1 at March 31, 1998 and .36 to 1 at December 31, 1997.

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

                  - The Company offers a broad variety of products and services to its customers. Changes in demand for, or in the mix of, products and services comprising revenues could cause actual operating results to vary from those expected.

                  - The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including the need for the Company to timely bring to market new products and applications to meet customers' changing needs.

                  - The Company operates in a highly competitive environment, which includes significant competitive pricing pressures and intense competition for entry into new markets.

                  - A slowdown in demand for passive electronic components or recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations.

                  - Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to insure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

                  - Approximately 57% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

                  - Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rates in the U.S.) have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs could have an adverse impact on the Company's results of operations.

                  - The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products.

                  - When the Company restructures its operations in response to changing economic conditions, particularly in Europe, labor unrest or strikes may occur, which could have an adverse effect on the Company.

                  - The Company's results of operations may be adversely impacted by (i) difficulties in obtaining raw materials, supplies, power, natural resources and any other items needed for the production of the Company's products; (ii) the effects of quality deviations in raw materials, particularly tantalum powder, palladium and ceramic dielectric materials; and (iii) the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum or palladium from the limited number of suppliers.

                  - The Company's historic growth in revenues and net earnings have resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future. From time to time, when the Company is in the process of pursuing a strategic acquisition, the Company or the acquisition target may feel compelled for securities and other legal reasons to announce the potential acquisition or the Company's desire to enter into a certain market prior to entering into formal agreements. As a result, there can be no assurance that the Company will consummate any such acquisition.

                  - The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies and achievement of significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China. The Company's inability to achieve any of these goals could have an adverse effect on the Company's results of operations.

                  - The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal); (ii) settlements, investigations, claims, and changes in those items; (iii) developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; and (iv) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

                  - The Company's results of operations may also be affected by (i) changes within the Company's organization, particularly at the executive officer level, or in compensation and benefit plans; and (ii) the amount, type and cost of the financing which the Company maintains, and any changes to the financing.

                  - The inherent risk of environmental liability and remediation costs associated with the Company's manufacturing operations may result in large and unforseen liabilities.

                  -        The Company's operations may be adversely impacted by
                           (i) the effects of war or severe weather or other acts of God on the Company's operations, including disruptions at manufacturing facilities; (ii) the effects of a disruption in the Company's computerized ordering systems; and (iii) the effects of a disruption in the Company's communications systems.

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

Item 3.  Defaults Upon Senior Securities
             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
             Not applicable

Item 5.  Other Information
             Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Not applicable

         (b)      Reports on Form 8-K
                  A Current Report on Form 8-K dated March 2, 1998, was filed on March 17, 1998, reporting under Item 2- Acquisition or Disposition of Assets - the Stock Purchase Agreement the Company entered into with Daimler-Benz Technology Corporation, a wholly-owned subsidiary of Daimler-Benz AG; TEMIC TELEFUNKEN microelectronic GmbH; Delengate Limited; Daimler-Benz Aerospace Aktiengesellschaft; Vishay TEMIC Acquisition Holdings Corp. and "PAMELA" Verwaltungsgesellschaft GmbH, whereby Vishay acquired (i) 80.4% of the issued and outstanding shares of capital stock of Siliconix Incorporated, a Delaware corporation, and (ii) 100% of the issued and outstanding shares of capital stock of TEMIC Semiconductor GmbH. The total consideration for the acquisitions was approximately $500,000,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VISHAY INTERTECHNOLOGY, INC.


                                          /s/   Richard N. Grubb
                                          --------------------------------------
                                          Richard N. Grubb
                                          Executive Vice President, Treasurer
                                          (Duly Authorized and Chief Financial
                                          Officer)


Date: May 14, 1998