Form 10-Q
period 1998-06-30
VISHAY INTERTECHNOLOGY INC
filed 1998-08-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
         |x|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
                          ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  |x|       No

As of August 13, 1998 registrant had 59,318,728 shares of its Common Stock and 8,321,654 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

       FORM 10-Q                                                 JUNE 30, 1998

                                    CONTENTS



                                                                     Page No.


PART I.               FINANCIAL INFORMATION

         Item 1.      Consolidated Condensed Balance Sheets -         3-4
                      June 30, 1998 and December 31, 1997


                      Consolidated Condensed Statements of             5
                      Operations - Three Months Ended
                      June 30, 1998 and 1997


                      Consolidated Condensed Statements of             6
                      Operations - Six Months Ended
                      June 30, 1998 and 1997



                      Consolidated Condensed Statements of             7
                      Cash Flows - Six Months Ended
                      June 30, 1998 and 1997


                      Notes to Consolidated Condensed                 8-10
                      Financial Statements


         Item 2.      Management's Discussion and Analysis           11-17
                      of Financial Condition and Results of
                      Operations


PART II.              OTHER INFORMATION                              18-19


                                                                    June 30,             December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998                    1997
                                                                ---------------      ------------------
CURRENT LIABILITIES

  Notes payable to banks                                             $32,031                 $29,926
  Trade accounts payable                                              89,438                  47,925
  Payroll and related expenses                                        77,070                  44,039
  Other accrued expenses                                             119,376                  52,485
  Income taxes                                                        16,453                  12,003
  Current portion of long-term debt                                      723                   4,459
                                                              ---------------      ------------------
                                 TOTAL CURRENT LIABILITIES           335,091                 190,837

LONG-TERM DEBT                                                       844,466                 347,463

DEFERRED INCOME TAXES                                                 42,521                  41,701

DEFERRED INCOME                                                       60,606                  59,300

OTHER LIABILITIES                                                     84,699                  56,217

ACCRUED PENSION COSTS                                                106,597                  64,482

STOCKHOLDERS' EQUITY
  Common stock                                                         5,932                   5,646
  Class B common stock                                                   832                     793
  Capital in excess of par value                                     989,981                 920,165
  Retained earnings                                                   39,445                  75,587
  Accumulated other comprehensive income                             (49,150)                (41,899)
  Unearned compensation                                               (1,074)                   (644)
                                                              ---------------      ------------------
                                                                     985,966                 959,648
                                                              ---------------      ------------------
                                                                  $2,459,946              $1,719,648
                                                              ===============      ==================



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                            Six Months Ended
                                                                                June 30,
                                                                    1998                       1997
                                                            -------------------         ----------------
OPERATING ACTIVITIES

  Net earnings                                                         $33,302                 $39,606
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                     61,971                  39,566
      Other                                                            (12,086)                  2,555
      Changes in operating assets and liabilities                      (35,735)                 10,457
                                                            -------------------         ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                           47,452                  92,184

INVESTING ACTIVITIES
  Purchases of property and equipment-net                              (57,182)                (34,812)
  Purchase of businesses, net of cash acquired                        (520,543)                     --
  Sale of business                                                     100,000                      --
                                                            -------------------         ---------------
    NET CASH USED IN INVESTING ACTIVITIES                             (477,725)                (34,812)

FINANCING ACTIVITIES
  Net proceeds(payments) on revolving credit lines                     489,190                 (38,179)
  Proceeds from long-term borrowings                                     1,590                     241
  Payments on long-term borrowings                                      (1,611)                 (8,043)
  Net proceeds on short-term borrowings                                  2,550                   8,072
                                                            -------------------         ---------------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                                             491,719                 (37,909)
Effect of exchange rate changes on cash                                   (424)                 (3,216)
                                                            -------------------         ---------------
    INCREASE  IN CASH AND
      CASH EQUIVALENTS                                                  61,022                  16,247

Cash and cash equivalents at beginning of period                        55,263                  20,945
                                                            -------------------         ---------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $116,285                 $37,192
                                                            ===================         ===============



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                           Three Months Ended
                                                                                 June 30,
                                                                     1998                    1997
                                                               ---------------        ---------------

Net sales                                                            $412,844               $272,661
Costs of products sold                                                310,452                207,031
                                                               ---------------        ---------------
                                              GROSS PROFIT            102,392                 65,630

Selling, general, and administrative expenses                          64,354                 33,698
Amortization of goodwill                                                3,266                  1,499
                                                               ---------------        ---------------
                                          OPERATING INCOME             34,772                 30,433

Other income (expense):
  Interest expense                                                    (12,856)                (3,564)
  Other                                                                 1,371                    837
                                                               ---------------        ---------------
                                                                      (11,485)                (2,727)
                                                               ---------------        ---------------

         EARNINGS BEFORE INCOME TAXES                                  23,287                 27,706

Income taxes                                                            6,521                  7,758
                                                               ---------------        ---------------
                                              NET EARNINGS            $16,766                $19,948
                                                               ===============        ===============


Basic and diluted earnings per share                                    $0.25                  $0.30
                                                               ===============        ===============

Weighted average shares outstanding - assuming dilution                67,633                 67,587


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                            Six Months Ended
                                                                                June 30,
                                                                     1998                    1997
                                                                ----------------       ---------------

Net sales                                                              $761,588              $545,923
Costs of products sold                                                  573,992               414,689
                                                                ----------------       ---------------
                                              GROSS PROFIT              187,596               131,234

Selling, general, and administrative expenses                           110,288                67,617
Amortization of goodwill                                                  5,539                 3,016
                                                                ----------------       ---------------
                                          OPERATING INCOME               71,769                60,601

Other income (expense):
  Interest expense                                                      (21,084)               (7,265)
  Other                                                                  (4,108)                1,384
                                                                ----------------       ---------------
                                                                        (25,192)               (5,881)
                                                                ----------------       ---------------

         EARNINGS BEFORE INCOME TAXES                                    46,577                54,720

Income taxes                                                             13,275                15,114
                                                                ----------------       ---------------
                                              NET EARNINGS              $33,302               $39,606
                                                                ================       ===============


Basic and diluted earnings per share                                      $0.49                 $0.59
                                                                ================       ===============

Weighted average shares outstanding - assuming dilution                  67,628                67,581



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)


                                                                 June 30,               December 31,
ASSETS                                                            1998                     1997
                                                            -----------------      --------------------
CURRENT ASSETS

  Cash and cash equivalents                                         $116,285                   $55,263
  Accounts receivable                                                264,493                   186,687
  Inventories:
    Finished goods                                                   193,692                   158,933
    Work in process                                                  140,694                    84,245
    Raw materials                                                    128,491                    96,193
  Prepaid expenses and other current assets                          116,796                    64,650
                                                            -----------------      --------------------
                                      TOTAL CURRENT ASSETS           960,451                   645,971



PROPERTY AND EQUIPMENT - AT COST
  Land                                                                57,387                    41,378
  Buildings and improvements                                         257,255                   230,772
  Machinery and equipment                                            985,541                   744,983
  Construction in progress                                            66,452                    50,400
  Allowance for depreciation                                        (400,523)                 (358,391)
                                                            -----------------      --------------------
                                                                     966,112                   709,142



GOODWILL                                                             435,366                   286,923





OTHER ASSETS                                                          98,017                    77,612
                                                            -----------------      --------------------
                                                                  $2,459,946                $1,719,648
                                                            =================      ====================


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1998


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

Note 2:   Earnings Per Share

The number of shares used in the calculation of basic earnings per common share were 67,555,000 and 67,550,000 for the quarter and six months ended June 30, 1998 and 67,529,000 and 67,523,000 for the comparable prior year periods. The number of shares used in the calculation of diluted earnings per common share were 67,633,000 and 67,628,000 for the quarter and six months ended June 30, 1998 and 67,587,000 and 67,581,000 for the comparable prior year's periods. Options to purchase 1,218,000 shares of common stock at prices ranging from $22.88 to $41.14 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the 5% stock dividend paid on June 11, 1998.

Note 3: Acquisitions

In June 1998, the Company finalized its purchase of 80.4% of the capital stock of Siliconix Incorporated (NASDAQ:SILI) and 100% of the capital stock of TEMIC Semiconductor GmbH. On March 2, 1998 the Company paid an initial purchase price of $497,186,000 based on net asset values at December 31, 1996. Since March, the Company paid an additional $52,703,000 for the increase in net assets at March 2, 1998. On March 4, 1998 the Company sold the Integrated Circuits division of TEMIC to Atmel Incorporated for $107,250,000.

The purchase of TEMIC and Siliconix("TEMIC") was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998 by a group of banks led by Comerica Bank, as administrative agent, Nationsbanc Montgomery Securities LLC, as syndication agent, and Credit Lyonnais New York Branch, as documentation agent.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the assets and liabilities of Temic and Siliconix are required to be adjusted from historical amounts to their estimated fair values. Purchase accounting adjustments have been preliminarily estimated by management based upon currently available information. There can be no assurance, however, that estimated adjustments represent the final purchase accounting adjustments that will be ultimately determined. Management is waiting for the results of appraisals and other information that will be required to determine the final purchase allocation. To the extent that a portion of the purchase price is allocated to in-process research and development, a charge, which may be material, would be recognized in this year.

The results of operations of TEMIC and Siliconix have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of assets acquired is approximately $153,407,000 and is being amortized on a straight-line method over an estimated useful life of forty years.

In July 1997,  the Company  purchased  65% of the common stock of Lite-On  Power
Semiconductor Corporation (LPSC), a Republic of China (Taiwan) company, for $130,000,000 in cash and stock appreciation rights with a fair value(at the time of issuance) of $8,200,000. LPSC is a producer of discrete active electronic components with manufacturing facilities in Taiwan, China and the United States. LPSC owns 40.2% of Diodes, Inc.(AMEX:DIO), a public company traded on the American Stock Exchange. The Company utilized existing credit facilities to finance the cash portion ($130,000,000) of the purchase price. The acquisition was accounted for under the purchase method of accounting.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of net assets acquired ($110,978,000) is being amortized on a straight-line method over an estimated useful life of forty years.

Had the TEMIC, Siliconix and LPSC acquisitions been made at the beginning of 1997, the Company's pro forma unaudited results for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997 would have been (in thousands, except per share amounts):

                                     Three Months Ended        Six Months Ended
                                         June 30                 June 30
                                          1997              1998           1997
                                          ----              ----           ----

Net sales                               $432,401        $844,040        $844,776
Net earnings                             $19,716         $30,385         $38,286
Basic and diluted
 earnings per share                        $0.29           $0.45           $0.57

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of 1997 or of future results.

Note 4: Recently Issued Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and the additional minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment and the additional minimum pension liability as of December 31, 1997 have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 did not impact the Company's net income or total stockholders' equity. Total comprehensive income for the three and six months ended June 30, 1998 were $20,771,000 and $26,051,000, respectively, as compared to $10,581,000 and
$2,982,000 for the prior year's periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                              Three Months Ended                     Six Months Ended
                                                   June 30                                June 30
                                            1998               1997               1998              1997
                                            ----               ----               ----              ----

Costs of products sold                      75.2%              75.9%              75.4%              76.0%
Gross profit                                24.8               24.1               24.6               24.0
Selling, general and
 administrative expenses                    15.6               12.4               14.5               12.4
Operating income                             8.4               11.2                9.4               11.1
Earnings before income taxes                 5.6               10.2                6.1               10.0
Effective tax rate                          28.0               28.0               28.5               27.6
Net earnings                                 4.1                7.3                4.4                7.3

Net sales for the quarter and six months ended June 30, 1998 increased $140,183,000 or 51.4% and $215,665,000 or 39.5% from the comparable periods of the prior year. The increase in net sales relates primarily to the acquisitions of TEMIC and LPSC. Net sales of TEMIC and LPSC included in the Company's reported sales for the quarter ended June 30, 1998 were $137,708,000 and $18,873,000, respectively, and $187,655,000 and $37,656,000 for the six months ended June 30, 1998, respectively. Exclusive of TEMIC and LPSC, net sales would have decreased by $16,398,000 or 6.0% and $9,646,000 or 1.8% from the comparable prior year periods. The strengthening of the U.S. dollar against foreign currencies for the quarter and six months ended June 30, 1998 in comparison to the prior year's periods, resulted in a decrease in reported sales of $6,766,000,and $17,996,000, respectively. The Company's net sales of passive components and semiconductor components were negatively affected by the economic problems in Asia and substantial price erosion.

Costs of products sold for the quarter and six months ended June 30, 1998 were 75.2% and 75.4% of net sales, respectively, as compared to 75.9% and 76.0%, respectively, for the comparable prior year periods. Gross profit, as a percentage of net sales, for the quarter and six months ended June 30, 1998 increased from the comparable prior year periods mainly due to the acquisition of TEMIC and the results of the Vishay passive components business. TEMIC recorded gross profit margins of 26.5% and 27.0%, respectively, for the quarter and four months ended June 30, 1998. The results for semiconductor components were negatively affected by the economic slowdown in the semiconductor industry, adjustments of high inventory levels at distributors, the depressed Asian market, and a more than usual price erosion. Exclusive of TEMIC and LPSC, gross profits, as a percentage of net sales, for the Vishay passive components were 24.7% and 24.6%, respectively, for the quarter and six months ended June 30, 1998 as compared to 24.1% and 24.0% in the comparable prior year periods. The passive components were also affected negatively by substantial price erosion.

Israeli government grants, recorded as a reduction of costs of products sold, were $3,228,000 and $6,271,000 for the quarter and six months ended June 30, 1998, respectively, as compared to $2,801,000 and $5,425,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at June 30, 1998 relating to Israeli government grants was $60,606,000 as compared to $59,300,000 at December 31, 1997.

Selling, general, and administrative expenses for the quarter and six months ended June 30, 1998 were 15.6% and 14.5% of net sales, respectively, as compared to 12.4% for the comparable prior year periods. The increased selling, general and administrative expenses were primarily due to the acquisition of TEMIC, for which selling, general and administrative expenses were 20.1% and 19.7% of net sales, respectively, for the quarter and four months ended June 30, 1998.

Interest costs increased by $9,292,000 and $13,819,000 for the quarter and six months ended June 30, 1998, from the comparable prior year periods, primarily due to the increase in bank borrowings necessary to fund the TEMIC and LPSC acquisitions. The Company had net borrowings of $443,000,000 and $130,000,000, respectively, from a group of banks to finance the acquisitions of TEMIC and LPSC.

Other income decreased by $5,492,000 for the six months ended June 30, 1998 as compared to the prior year period primarily due to a noncash loss of $6,269,000 relating to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition, since the purchase price was denominated in German Marks and payable in U.S. Dollars).

The effective tax rate for the six months ended June 30, 1998 was 28.5% as compared to 27.6% for the comparable prior year period. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) resulted in increases in net earnings of $4,187,000 and $2,931,000 for the quarters ended June 30, 1998 and 1997, respectively, and $7,557,000 and $4,451,000 for the six months ended June 30, 1998 and 1997, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $47,452,000 for the six months ended June 30, 1998 compared to $92,184,000 for the prior year's period. The decrease in cash flows from operations is attributable to: i) a decrease in net earnings for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997; ii) a decrease in accrued expenses due to payments on restructuring programs instituted at Vishay over the last eighteen months and iii) an increase in inventories. Net purchases of property and equipment for the six months ended June 30, 1998 were $57,182,000 compared to $34,812,000 in the prior year's period. Net cash provided by financing activities of $491,719,000 for the six months ended June 30, 1998 includes approximately $550,000,000 used to finance the acquisition of TEMIC. On April 8, 1998, the Company received $100,000,000 in connection with the sale of the IC Division of TEMIC and used the proceeds to pay down debt. The remaining $7,250,000 is being held in an interest bearing escrow account.

The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of June 30, 1998, approximately 125 of such employees have been terminated and $7,548,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1998. In connection with the acquisition by Vishay, TEMIC recorded restructuring liabilities of $39,051,000. Approximately $27,251,000 of this liability relates to employee termination costs covering approximately 412 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $11,800,000 relates to provisions for certain assets, contract cancellations and other costs. As of June 30, 1998, 42 employees have been terminated and $6,100,000 of the termination costs were paid. Additionally, $3,500,000 has been charged against the liability for the write-down of certain assets and other costs. The balance of $29,451,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out in the next year. At June 30, 1998, $38,377,000 of restructuring costs are included in other accrued expenses.

The Company's financial condition at June 30, 1998 is strong, with a current ratio of 2.87 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .86 to 1 at June 30, 1998 and .36 to 1 at December 31, 1997.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the
Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Year 2000

Many existing computer systems and software products, including many used by the Company, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be materially adversely affected unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

To address the need for its computer systems to be year 2000 compliant, the Company has taken an inventory of its computer systems and is creating and implementing plans to make them year 2000 compliant. Currently, the Company is in the process of making its European facilities year 2000 compliant by the end of 1998. The Company is also focusing on bringing its U.S., Asian and Israeli computer systems into year 2000 compliance. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.


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

          o A slowdown in demand for discrete active and or passive electronic components or recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations. The Company is currently being affected by the weakness in the industry, the economic problems in Asia, a strong U.S. Dollar, and substantial price erosion.

          o Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to insure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

          o Approximately 71% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations. During the past several years, the increase in the value of the U.S. dollar against most foreign currencies has had a negative impact on U.S. dollar denominated revenues.

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

                          VISHAY INTERTECHNOLOGY, INC.
                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  The Company has received notice from counsel representing the Estate of Jerome H. Lemelson of possible infringement by the Company of various patents owned by the estate. The estate has recently settled ligation with several large O.E.M. customers of the Company and has approached many of the Company's competitors with claims of possible patent infringements. The patents, in general, relate to bar-code readers and other automated inspection gear. The Company is currently attempting to assess its potential liability if the validity of the patents were to be upheld and the extent to which such patents apply to the Company's manufacturing methods. At this time the Company is unable to determine the extent, or materiality of any liability under these claims.

Item 2.           Changes in Securities
                           Not applicable

Item 3.           Defaults Upon Senior Securities
                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Stockholders on May 21, 1998.

                  (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 17, 1998, and all such nominees were elected.

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

                           (i)      Election  of the  following  individuals  to
                                    hold  office  as  Directors  of the  Company
                                    until   the   next    Annual    Meeting   of
                                    Stockholders:

                                    Total  Class  A  Common   Stock  voted  was
                                    48,218,401.

                                         For       Against    Abstain  Non-Votes
                                         ---       -------    -------  ---------

                 Felix Zandman       46,044,431    2,173,970     0          0
                 Donald G. Alfson    46,048,107    2,170,294     0          0
                 Avi D. Eden         46,048,107    2,170,294     0          0
                 Robert A. Freece    46,048,107    2,170,294     0          0
                 Richard N. Grubb    46,047,966    2,170,435     0          0
                 Eli Hurvitz         46,045,954    2,172,447     0          0
                 Gerald Paul         46,047,651    2,170,750     0          0
                 Edward Shils        46,047,997    2,170,404     0          0
                 Luella B. Slaner    46,045,977    2,172,424     0          0
                 Mark I. Solomon     46,044,956    2,173,445     0          0
                 Jean-Claude Tine    46,048,086    2,170,315     0          0
                 Abraham Inbar       46,045,775    2,172,626     0          0

                            Total Class B Common  Stock voted was  7,878,437  in
                            favor,  0  against,   0  abstained,   and  0  broker
                            non-votes.

                     (ii) Approval of the Company's 1997 Stock Option Program. Total Class A Common Stock voted was 26,000,026 in favor, 11,961,075 against, 318,412 abstained, and 9,938,888 broker non- votes. Total Class B Common Stock voted was 7,878,437 in favor, 0 against, 0 abstained, and 0 broker non-votes.



                     (iii) Approval of the Company's 1998 Employee Stock Option Program. Total Class A Common Stock voted was 26,150,133 in favor, 11,831,655 against, 297,727 abstained, and 9,938,886 broker non- votes. Total Class B Common Stock voted was 7,878,437 in favor, 0 against, 0 abstained, and 0 broker non-votes.


                     (iv) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1998. Total Class A Common Stock voted was 47,923,295 in favor, 115,348 against, 179,758 abstained, and 0 broker non- votes. Total Class B Common Stock voted was 7,878,437 in favor, 0 against, 0 abstained, and 0 broker non-votes.

Other Information
                           Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           27 - Financial Data Schedule

                  (b)      Not applicable

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


Date: August 13, 1998