Form 10-Q
period 1998-09-30
VISHAY INTERTECHNOLOGY INC
filed 1998-11-16
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
         |x|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998

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

As of November 13, 1998 registrant had 59,347,494 shares of its Common Stock and 8,321,654 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

       FORM 10-Q                                             SEPTEMBER 30, 1998

                                    CONTENTS



                                                                     Page No.


PART I.               FINANCIAL INFORMATION

         Item 1.      Consolidated Condensed Balance Sheets -         3-4
                      September 30, 1998 and December 31, 1997


                      Consolidated Condensed Statements of             5
                         Operations - Three Months Ended
                           September 30, 1998 and 1997


                      Consolidated Condensed Statements of             6
                         Operations - Nine Months Ended
                           September 30, 1998 and 1997



                      Consolidated Condensed Statements of             7
                         Cash Flows - Nine Months Ended
                           September 30, 1998 and 1997


                      Notes to Consolidated Condensed                 8-10
                      Financial Statements


         Item 2.      Management's Discussion and Analysis           11-17
                      of Financial Condition and Results of
                      Operations


PART II.              OTHER INFORMATION                                18

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                          September 30        December 31
ASSETS                                                                        1998                1997
                                                                          -----------         -----------

CURRENT ASSETS
  Cash and cash equivalents                                               $   121,915         $    55,263
  Accounts receivable                                                         280,782             186,687
  Inventories:
    Finished goods                                                            194,348             158,933
    Work in process                                                           157,375              84,245
    Raw materials                                                             104,194              96,193
  Prepaid expenses and other current assets                                   109,563              64,650
                                                                          -----------         -----------
                                       TOTAL CURRENT ASSETS                   968,177             645,971



PROPERTY AND EQUIPMENT - AT COST
  Land                                                                         59,276              41,378
  Buildings and improvements                                                  263,233             230,772
  Machinery and equipment                                                   1,031,227             744,983
  Construction in progress                                                     62,485              50,400
  Allowance for depreciation                                                 (430,879)           (358,391)
                                                                          -----------         -----------
                                                                              985,342             709,142



GOODWILL                                                                      438,548             286,923




OTHER ASSETS                                                                   96,881              77,612
                                                                          -----------         -----------
                                                                          $ 2,488,948         $ 1,719,648
                                                                          ===========         ===========


                                                                           September 30                          December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1998                                  1997
                                                                       ----------------------               ----------------------

CURRENT LIABILITIES
  Notes payable to banks                                                              $27,381                              $29,926
  Trade accounts payable                                                               81,765                               47,925
  Payroll and related expenses                                                         73,481                               44,039
  Other accrued expenses                                                              120,540                               52,485
  Income taxes                                                                         23,942                               12,003
  Current portion of long-term debt                                                       894                                4,459
                                                                       ----------------------               ----------------------
                                  TOTAL CURRENT LIABILITIES                           328,003                              190,837

LONG-TERM DEBT                                                                        837,668                              347,463

DEFERRED INCOME TAXES                                                                  41,692                               41,701

DEFERRED INCOME                                                                        62,652                               59,300

OTHER LIABILITIES                                                                      83,473                               56,217

ACCRUED PENSION COSTS                                                                 116,482                               64,482

STOCKHOLDERS' EQUITY
  Common stock                                                                          5,932                                5,646
  Class B common stock                                                                    832                                  793
  Capital in excess of par value                                                      990,059                              920,165
  Retained earnings                                                                    51,566                               75,587
  Accumulated other comprehensive income                                              (28,405)                             (41,899)
  Unearned compensation                                                                (1,006)                                (644)
                                                                       ----------------------               ----------------------
                                                                                    1,018,978                              959,648
                                                                       ----------------------               ----------------------
                                                                                   $2,488,948                           $1,719,648
                                                                       ======================               ======================


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                                          Three Months Ended
                                                                                            September 30,
                                                                              1998                                 1997
                                                                     ----------------------               ----------------------

Net sales                                                                          $399,499                             $285,352
Costs of products sold                                                              301,904                              214,960
                                                                     ----------------------               ----------------------
                       GROSS PROFIT                                                  97,595                               70,392

Selling, general, and administrative expenses                                        62,946                               35,324
Amortization of goodwill                                                              3,048                                2,117
                                                                     ----------------------               ----------------------
                       OPERATING INCOME                                              31,601                               32,951

Other income (expense):
  Interest expense                                                                  (14,009)                              (5,566)
  Other                                                                              (1,204)                                 700
                                                                     ----------------------               ----------------------
                                                                                    (15,213)                              (4,866)
                                                                     ----------------------               ----------------------

         EARNINGS BEFORE INCOME TAXES                                                16,388                               28,085

Income taxes                                                                          4,267                                7,390
                                                                     ----------------------               ----------------------
                     NET EARNINGS                                                   $12,121                              $20,695
                                                                     ======================               ======================


Basic and diluted earnings per share                                                  $0.18                                $0.30
                                                                     ======================               ======================

Weighted average shares outstanding - assuming dilution                              67,640                               67,868

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                 1998                                  1997
                                                                        -----------------------              -----------------------

Net sales                                                                           $1,161,087                             $831,275
Costs of products sold                                                                 875,896                              629,649
                                                                        -----------------------              -----------------------
                          GROSS PROFIT                                                 285,191                              201,626

Selling, general, and administrative expenses                                          173,234                              102,941
Amortization of goodwill                                                                 8,587                                5,133
                                                                        -----------------------              -----------------------
                         OPERATING INCOME                                              103,370                               93,552

Other income (expense):
  Interest expense                                                                     (35,093)                             (12,831)
  Other                                                                                 (5,312)                               2,084
                                                                        -----------------------              -----------------------
                                                                                       (40,405)                             (10,747)
                                                                        -----------------------              -----------------------

         EARNINGS BEFORE INCOME TAXES                                                   62,965                               82,805

Income taxes                                                                            17,542                               22,504
                                                                        -----------------------              -----------------------
                        NET EARNINGS                                                   $45,423                              $60,301
                                                                        =======================              =======================


Basic and diluted earnings per share                                                     $0.67                                $0.89
                                                                        =======================              =======================

Weighted average shares outstanding - assuming dilution                                 67,635                               67,689




See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                  1998                                 1997
                                                                       ----------------------               ----------------------

OPERATING ACTIVITIES
  Net earnings                                                                        $45,423                              $60,301
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                    97,610                               62,441
      Other                                                                               385                                  983
      Changes in operating assets and liabilities                                     (28,345)                               3,461
                                                                       ----------------------               ----------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                         115,073                              127,186

INVESTING ACTIVITIES
  Purchases of property and equipment-net                                            (103,684)                             (55,218)
  Purchase of businesses, net of cash acquired                                       (528,599)                            (122,377)
  Sale of business                                                                    105,755                                    -
                                                                       ----------------------               ----------------------
    NET CASH USED IN INVESTING ACTIVITIES                                            (526,528)                            (177,595)

FINANCING ACTIVITIES
  Net proceeds on revolving credit lines                                              479,563                              159,194
  Proceeds from long-term borrowings                                                    6,571                                5,485
  Payments on long-term borrowings                                                     (6,771)                             (78,018)
  Net payments on short-term borrowings                                                (2,714)                              (9,945)
                                                                       ----------------------               ----------------------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                            476,649                               76,716
Effect of exchange rate changes on cash                                                 1,458                               (3,786)
                                                                       ----------------------               ----------------------
    INCREASE  IN CASH AND
      CASH EQUIVALENTS                                                                 66,652                               22,521

Cash and cash equivalents at beginning of period                                       55,263                               20,945
                                                                       ----------------------               ----------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $121,915                              $43,466
                                                                       ======================               ======================


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 1998


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

Note 2:   Earnings Per Share

The number of shares used in the calculation of basic earnings per common share were 67,553,000 and 67,558,000 for the quarter and nine months ended September 30, 1998 and 67,549,000 and 67,530,000 for the comparable prior year periods. The number of shares used in the calculation of diluted earnings per common share were 67,640,000 and 67,635,000 for the quarter and nine months ended September 30, 1998 and 67,868,000 and 67,689,000 for the comparable prior year's periods. Options to purchase 1,218,000 shares of common stock at exercise prices ranging from $22.88 to $41.14 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. However, for the quarter and nine months ended September 30, 1997, 252,000 shares were included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the 5% stock dividend paid on June 11, 1998.

Note 3: Acquisitions

In June 1998, the Company finalized its purchase of 80.4% of the capital stock of Siliconix Incorporated (NASDAQ:SILI) and 100% of the capital stock of TEMIC Semiconductor GmbH. On March 2, 1998 the Company paid an initial purchase price of $497,186,000 based on net asset values at December 31, 1996. Since March, the Company paid an additional $52,703,000 for the increase in net assets at March 2, 1998. On March 4, 1998 the Company sold the Integrated Circuits division of TEMIC to Atmel Incorporated for an initial purchase price of $100,000,000. On August 6, 1998, the Company received an additional $5,755,000, for a total purchase price of $105,755,000.

The purchase of TEMIC and Siliconix("TEMIC") was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998 by a group of banks led by Comerica Bank, as administrative agent, Nationsbanc Montgomery Securities

LLC, as syndication agent, and Credit Lyonnais New York Branch, as documentation agent.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the assets and liabilities of Temic are required to be adjusted from historical amounts to their estimated fair values. Purchase accounting adjustments have been preliminarily estimated by management based upon currently available information. There can be no assurance, however, that estimated adjustments represent the final purchase accounting adjustments that will be ultimately determined. Management is waiting for the results of appraisals and other information that will be required to determine the final purchase allocation. To the extent that a portion of the purchase price is allocated to in-process research and development, a charge, which may be material, would be recognized in this year.

The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of assets acquired is approximately $157,257,000 and is being amortized on a straight-line method over an estimated useful life of forty years.

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

Had the TEMIC and LPSC acquisitions been made at the beginning of 1997, the Company's pro forma unaudited results for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997 would have been (in thousands, except per share amounts):

                                    Three Months Ended   Nine Months Ended
                                        Sept 30                Sept 30
                                         1997             1998           1997
                                         ----             ----           ----

Net sales                             $425,895         $1,243,539   $1,270,671
Net earnings                          $ 23,742         $   43,117   $   62,028
Basic and diluted
 earnings per share                   $   0.35         $    0.64    $    0.92

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of 1997 or of future results.

Note 4: Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and the additional minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment and the additional minimum pension liability as of December 31, 1997 have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 did not impact the Company's net income or total stockholders' equity. Total comprehensive income for the three and nine months ended September 30, 1998 were $32,864,000 and $58,915,000, respectively, as compared to $16,711,000 and
$19,693,000 for the prior year's periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                      Three Months Ended  Nine Months Ended
                                           Sept 30               Sept 30
                                         1998     1997          1998   1997
                                         ----     ----          ----   ----

Costs of products sold                   75.6%     75.3%       75.4%   75.7%
Gross profit                             24.4      24.7        24.6    24.3
Selling, general and
 administrative expenses                 15.8      12.4        14.9    12.4
Operating income                          7.9      11.5         8.9    11.3
Earnings before income taxes              4.1       9.8         5.4    10.0
Effective tax rate                       26.0      26.3        27.9    27.2
Net earnings                              3.0       7.3         3.9     7.3

Net sales for the quarter and nine months ended September 30, 1998 increased $114,147,000 or 40.0% and $329,812,000 or 39.7% from the comparable periods of the prior year. The increase in net sales relates primarily to the acquisition of TEMIC. Net sales of TEMIC included in the Company's reported sales for the quarter and nine months ended September 30, 1998 were $138,929,000 and $326,584,000, respectively. LPSC was acquired by Vishay effective July 1, 1997. Exclusive of TEMIC and LPSC, net sales would have decreased by $24,782,000 or 8.7% and $34,428,000 or 4.1% from the comparable prior year periods. The strengthening of the U.S. dollar against foreign currencies for the quarter and nine months ended September 30, 1998 in comparison to the prior year's periods, resulted in decreases in reported sales of $3,084,000,and $21,080,000, respectively. Moreover, the Company's net sales of passive components and semiconductor components were negatively affected by the economic downturn in Asia and substantial price erosion.

Costs of products sold for the quarter and nine months ended September 30, 1998 were 75.6% and 75.4% of net sales, respectively, as compared to 75.3% and 75.7%, respectively, for the comparable prior year periods. Gross profit, as a percentage of net sales, for the quarter ended September 30, 1998 decreased from the comparable prior year period mainly due to the weakness in the passive components business. Profitability for the passive components business was negatively affected by price erosion and the depressed Asian market. Gross profit of the passive components business was 21.6% for the quarter ended September 30, 1998 compared to 25.0% for the comparable prior year period. Gross profit, as a percentage of net sales, for the nine months ended September 30, 1998 increased from the comparable prior year period mainly due to the acquisition of TEMIC. TEMIC recorded gross profit margins of 31.0% and 28.7%, respectively, for the quarter and seven months ended September 30, 1998. The results for semiconductor components were negatively affected by the economic slowdown in the semiconductor industry, adjustments of high inventory levels at distributors, the depressed Asian market, and a substantial price erosion. As a result, the Company is considering whether to restructure some of its Asian operations.

Exclusive of TEMIC and LPSC, gross profits, as a percentage of net sales, for the Vishay passive components were 23.5% for the nine months ended September 30, 1998, as compared to 24.4% in the comparable prior year period.

Israeli government grants, recorded as a reduction of costs of products sold, were $3,423,000 and $9,694,000 for the quarter and nine months ended September 30, 1998, respectively, as compared to $2,970,000 and $8,395,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at September 30, 1998 relating to Israeli government grants was $62,652,000 as compared to $59,300,000 at December 31, 1997.

Selling, general, and administrative expenses for the quarter and nine months ended September 30, 1998 were 15.8% and 14.9% of net sales, respectively, as compared to 12.4% for the comparable prior year periods. The increased selling, general and administrative expenses were primarily due to the acquisition of TEMIC, for which selling, general and administrative expenses were 20.7% and 20.1% of net sales, respectively, for the quarter and seven months ended September 30, 1998.

Interest costs increased by $8,443,000 and $22,262,000 for the quarter and nine months ended September 30, 1998, from the comparable prior year periods, primarily due to the increase in bank borrowings necessary to fund the TEMIC and LPSC acquisitions. The Company had net borrowings of $443,000,000 and $130,000,000, respectively, from a group of banks to finance the acquisitions of TEMIC and LPSC.

Other income decreased by $7,396,000 for the nine months ended September 30, 1998 as compared to the prior year period primarily due to a noncash loss of $6,269,000 relating to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition, since the purchase price was denominated in German Marks and payable in U.S. Dollars).

The effective tax rate for the nine months ended September 30, 1998 was 27.9% as compared to 27.2% for the comparable prior year period. The continuing effect of low tax rates in Israel (as compared to the statutory rate in the United States) resulted in increases in net earnings of $3,097,000 and $4,939,000 for the quarters ended September 30, 1998 and 1997, respectively, and $10,654,000 and $9,390,000 for the nine months ended September 30, 1998 and 1997, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years.

Financial Condition

Cash flows from operations were $115,073,000 for the nine months ended September 30, 1998 compared to $127,186,000 for the prior year's period. The decrease in cash flows from operations is attributable to: i) a decrease in net earnings for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997; and ii) a decrease in accrued expenses due to payments on restructuring programs instituted at Vishay over the last eighteen months. Net purchases of property and equipment for the nine months ended September 30, 1998 were $103,684,000 compared to $55,218,000 in the prior year's period. Net cash provided by financing activities of $476,649,000 for the nine months ended September 30, 1998 includes approximately $550,000,000 used to finance the acquisition of TEMIC. In August 1998, the Company finalized the sale of the IC Division of Temic and received the remaining $5,755,000. In total, the Company received $105,755,000 for the sale of the IC Division of Temic and used the proceeds to pay down debt.

The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of September 30, 1998, approximately 178 of such employees have been terminated and $8,435,000 of the termination costs have been paid. The restructuring plan is expected to be completed by the end of 1998. In connection with the acquisition by Vishay, TEMIC recorded restructuring liabilities of $39,051,000. Approximately $27,251,000 of this liability relates to employee termination costs covering approximately 412 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $11,800,000 relates to provisions for certain assets, contract cancellations and other costs. As of September 30, 1998, 50 employees have been terminated and $8,181,000 of the termination costs were paid. Additionally, $4,000,000 has been charged against the liability for the write down of certain assets and other costs. The balance of $26,870,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out in the next year. At September 30, 1998, $34,909,000 of restructuring costs are included in other accrued expenses.

The Company's financial condition at September 30, 1998 is strong, with a current ratio of 2.95 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .82 to 1 at September 30, 1998 and .36 to 1 at December 31, 1997.

Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the
Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Year 2000

Many existing computer systems and software products, including many used by the Company, accept only two digit entries in the date code field. As a result, computer programs or hardware that have date-sensitive software or embedded chips may not properly distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruption of operations.

The Company has completed an assessment of its core business information systems, a portion of which are provided by outside suppliers, for year 2000 readiness and is extending that review to include a wide variety of other information systems and related business processes used in its operations. The Company is creating and implementing plans to make them year 2000 compliant. Currently, the Company is in the process of making its European facilities year pliant. As of September

30, 1998, the Company is on target to complete this task. The Company is also focusing on bringing its U.S., Asian and Israeli computer systems into year 2000 compliance. In August 1998, the Company began to implement the business application software of SAP for all of its North American operations. SAP is designed to add worldwide functionality and efficiency to the business processes of the Company as well as address some of the issues of year 2000 compliance. The first North American facility should be up and running with SAP by the first quarter of 1999. The Company is currently operating SAP in most of Europe. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications.

The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

The Company is currently in the process of estimating its year 2000 project costs as part of its annual budget process. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

Management of the Company believes it has an effective program in place to resolve the year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company's systems are not rendered year 2000 compliant in a timely manner, the Company may experience significant disruption in its operations including taking customer orders, manufacturing and shipping products, invoicing customers or collecting payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.


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

          o Approximately 75% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations. During the past several years, the increase in the value of the U.S. dollar against most foreign currencies has had a negative impact on U.S. dollar denominated revenues.

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

                          VISHAY INTERTECHNOLOGY, INC.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

               The Company has received notice from counsel representing the Estate of Jerome H. Lemelson of alleged infringement by the
               Company of various patents owned by the estate. The estate recently settled litigation with several large Original Equipment Manufacturers (O.E.M.) customers of the Company and has approached many of the Company's competitors with claims of alleged patent infringements. The patents, in general, relate to bar-code readers and other automated inspection gear. The Company is currently attempting to assess its potential liability, if any, if the validity of the patents were to be upheld and the extent to which such patents apply to the Company's manufacturing methods. At this time the Company is unable to determine the extent, or materiality of any liability under these claims.

Item 2.        Changes in Securities
                      Not applicable

Item 3.        Defaults Upon Senior Securities
                      Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
                      Not applicable

Item 5.        Other Information

               Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 23, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

               Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 3, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

               During the quarter ended September 30, 1998, Donald G. Alfson, a director and Executive Vice President of Vishay Intertechnology, Inc., upon mutual agreement, resigned from all positions with the Company, in order to pursue other professional interests.

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

                                            VISHAY INTERTECHNOLOGY, INC.



                                            /s/ Richard N. Grubb
                                            -----------------------------------
                                            Richard N. Grubb
                                            Executive Vice President, Treasurer
                                            (Duly Authorized and Chief Financial
                                            Officer)


Date: November 13, 1998