Form 10-K
period 1998-12-31
VISHAY INTERTECHNOLOGY INC
filed 1999-03-31
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------

                                    FORM 10-K

         |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from             to
                                              -----------    -----------

                          Commission file number 1-7416
                                                 ------

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                               38-1686453
               -------------------------------        -------------------
               (State or other jurisdiction of        (I.R.S. employer
               incorporation or organization)         identification no.)

           63 Lincoln Highway
           Malvern, Pennsylvania                      19355-2120
           ---------------------                      ----------
          (Address of principal executive offices)    (Zip code)

       Registrant's telephone number, including area code:       (610) 644-1300
                                                                 ---------------

       Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
       Title of each class                             which registered
       -------------------                             ----------------

       Common Stock, $.10 par value                    New York Stock Exchange
       ----------------------------                    -----------------------

       Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 26, 1999, assuming conversion of all its Class B Common Stock held by non-affiliates into Common Stock of the registrant was $870,908,000.

       As of March 26, 1999, registrant had 59,346,433 shares of its Common Stock and 8,321,654 shares of its Class B Common Stock outstanding.

       Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1998, are incorporated by reference into
Part III.

PART I.
-------

Item 1.        DESCRIPTION OF BUSINESS
-------        -----------------------

General

        Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of discrete passive electronic components and discrete active electronic components, particularly resistors, capacitors, inductors, diodes and transistors. The Company offers its customers "one-stop" access to one of the most comprehensive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, discrete active electronic components and integrated circuits are the primary elements of every electronic circuit. The Company manufactures one of the broadest lines of surface mount devices, a format for electronic components that has evolved into the standard required by most customers. In addition, the Company continues to produce components in the traditional leaded form. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

        Since  early  1985,   Vishay  has  pursued  a  business   strategy  that
principally consists of the following elements:

        1. expansion within the electronic components industry, primarily through the acquisition of other manufacturers with established positions in major markets, reputations for product quality and reliability and product lines with which the Company has substantial marketing and technical expertise;

        2. reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;

        3. achievement of significant production cost savings through the transfer and expansion of manufacturing operations to regions, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives; and

        4. maintaining significant production facilities in those regions where the Company markets the bulk of its products in order to enhance customer service and responsiveness.

        As a result of this strategy, Vishay has grown during the past fourteen years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components.

        In 1997, Vishay entered the discrete active electronic components business, with its $138 million purchase of a 65% interest in Lite-On Power Semiconductor Corporation ("LPSC"), a Taiwan-based company that is a major supplier of discrete active electronic components in Asia. The acquisition, which closed in July 1997, not only represented Vishay's first step into the $14 billion discrete semiconductor market but also positioned the Company to increase its penetration of the Asian market with its existing lines of passive components. Currently, Vishay Lite-On Power Semiconductor Corporation's ("Vishay LPSC") product line includes small-signal transistors, zeners, transient voltage suppressors, small-signal diodes, schottkys, rectifiers and bridges.

        On March 2, 1998, the Company purchased 80.4% of Siliconix Incorporated (NASDAQ; SILI) and 100% of TEMIC Semiconductor GmbH for a total of $549,889,000 in cash. On March 4, 1998, the Company sold the Integrated Circuits Division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash. Siliconix, is a publicly traded chip maker based in Santa Clara, California which designs, markets and manufactures power and analog semiconductor products for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in the United States (in Santa Clara, California). Siliconix also maintains assembly and testing facilities, which include a company-owned facility in Taiwan, a joint venture in Shanghai, China and subcontractors in the Philippines, China and the United States. Siliconix reported worldwide sales of $ 282.3 million in 1998.

        The TEMIC acquisition continues Vishay's expansion efforts in the area of discrete active electronic components through the addition of TEMIC's product line, which includes: diodes, RF transistors, MOSFET switches, bipolar power switches, opto-electronic semiconductors, IRDC (Infrared Data Transceivers), POWER MOSFET, POWER IC (Integrated Circuits), Signal Processing Switches and JFETs (junction field-effect transistors).

        Vishay continued to accelerate the restructuring of its passive components business in 1998, which included consolidating its Vishay Electronic Components operations in the United States, Europe and Asia into one entity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's intention is to

        (i)    create a single worldwide organization under one management team,

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


Products

        Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of:

        o      fixed resistors,

        o      tantalum capacitors,

        o      multi-layer ceramic chip capacitors ("MLCC"),

        o      film capacitors,

        o      diodes and

        o      transistors;

and, to a lesser extent:

        o      inductors,

        o      aluminum and specialty ceramic capacitors,

        o      transformers,

        o      potentiometers,

        o      plasma displays and

        o      thermistors.

The Company offers most of its product types in surface mount format and in the traditional leaded device format. The Company believes it produces one of the broadest lines of electronic components available from any single manufacturer.

        Unlike integrated circuits (ICs), which combine the functions of many electronic components in one chip, discrete components perform one specific function per device. Discrete components can be passive devices or active (semiconductors) devices. Passive components, such as resistors, capacitors and inductors, adjust and regulate current or store energy and filter frequencies. Discrete semiconductor components such as diodes and transistors, convert AC currents to DC, amplify currents or switch electronic signals.

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

        Capacitors  perform  energy  storage,   frequency  control,  timing  and
filtering functions in most types of electronic equipment. The more important applications for capacitors are:

        o      electronic filtering for linear and switching power supplies,

        o      decoupling  and  bypass  of  electronic   signals  or  integrated
               circuits and circuit boards, and

        o frequency control, timing and conditioning of electronic signals for a broad range of applications.

The Company's capacitor products primarily consist of: solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, and film capacitors. Each capacitor product has unique physical and electrical performance characteristics that make each type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values, "capacitance" being the measure of the capacitor's ability to store energy. The tantalum capacitor is the smallest and most stable type of capacitor for its range of capacitance and is best suited for applications requiring medium capacitance values. MLCC capacitors, on the other hand, are more cost-effective for applications requiring lower capacitance values. The Company's MLCC capacitors are known for their particularly high reliability.

        Discrete active devices are components that generate, control, regulate, amplify, or switch electronic signals or energy and must be interconnected with passive components. Integrated circuits consist of a number of active and passive components, interconnected on a single chip, that are intended to perform multiple functions.

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

        Vishay has taken advantage of the growth of the surface mount component market and is an industry leader in designing and marketing surface mount devices. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on a circuit board, which is particularly desirable for a growing number of manufacturers who require greater miniaturization in products such as hand held computers and cellular telephones. Surface mounting also facilitates automation, resulting in lower production costs for equipment manufacturers than those associated with leaded devices. The Company also believes it is a market leader in the development and production of a wide range of surface mount devices, including:

        o      thick film chip resistors,

        o      thick film resistor networks and arrays,

        o      metal film leadless resistors (MELFs),

        o      molded tantalum chip capacitors,

        o      coated tantalum chip capacitors,

        o      film capacitors,

        o      multi-layer ceramic chip capacitors,

        o      thin film chip resistors,

        o      thin film networks, wirewound chip resistors,

        o      power strip resistors,

        o      bulk metal foil chip resistors,

        o      current sensing chips,

        o      chip inductors,

        o      chip transformers,

        o      chip trimmers,

        o      NTC chip thermistors, and

        o      certain diodes and transistor products.

The Company also provides a number of component packaging styles to facilitate automated product assembly by its customers.


Markets

        Vishay's products are sold primarily to original equipment manufacturers ("OEMs"), OEM subcontractors that assemble printed circuit boards and independent distributors that maintain large inventories of electronic components for resale to OEMs. Its products are used in, among other things, virtually every type of product containing electronic circuitry, including:

        o      computer-related products,

        o      telecommunications,

        o      measuring instruments,

        o      industrial equipment,

        o      automotive applications,

        o      process control systems,

        o      military and aerospace applications,

        o      consumer electronics,

        o      medical instruments, and

        o      scales.

        For the year ended December 31, 1998, approximately 32.7% of the Company's net sales was attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe and Asia.

        In the United States, products are marketed through independent manufacturers' representatives, who are compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations that make sales directly to OEMs and provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, Taiwan, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks, whenever practicable, to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal,the Czech Republic, Taiwan and the People's Republic of China, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

        The Company undertakes to have its products incorporated into the design of electronic equipment at the research and prototype stages. Vishay employs its own staff of application and field engineers who work with its customers, independent manufacturers' representatives and distributors to solve technical problems and develop products to meet specific needs.

        The Company has qualified certain products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center ("DESC"), and under certain European military specifications. Classification levels have been established by DESC based upon the rate of failure of products to meet specifications. In order to maintain the classification level of a product, tests must be continuously performed, and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable classification level, the product's classification may be reduced to a less stringent level. Various United States manufacturing facilities from time to time experience a product classification level modification. During the time that such level is reduced for any specific product, net sales and earnings derived from such product may be adversely affected.

        The Company is aggressively undertaking to have the quality systems at most of its major manufacturing facilities approved under the ISO 9001 international quality control standard. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization. A majority of the Company's manufacturing operations have already received ISO 9001 approval and others are actively pursuing such approval.

        Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1998.


Research and Development

        Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of the local market. These design centers are located in the United States (California, Connecticut, Maine, Nebraska, North Carolina, Pennsylvania), in Germany (Selb, Heilbronn, Landshut, Pfafenberg, Backnang), in France (Nice, Evry) and Israel (Dimona, Migdal Ha-emek). The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs (exclusive of purchased in-process research and development) were approximately $28.9 million for 1998, $7.0 million for 1997 and $10.4 million for 1996, respectively. The major increase in research and development costs was due to the acquisition of Siliconix. Siliconix's expenditures were $17.1 million for the year ended December 31, 1998. Significant effort has been expended on new power products and power IC's where continued rapid market growth is expected. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition."


Sources of Supplies

        Although most materials incorporated in the Company's products are available from a number of sources, certain materials, particularly tantalum and palladium, are available only from a relatively limited number of suppliers.

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

        Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium has fluctuated in the range of approximately $114 to $417 per troy ounce during the last three years. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.


Inventory and Backlog

        Although  Vishay  manufactures   standardized  products,  a  substantial
portion of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $ 309.3 million, $269.8 million and $237.7 million, respectively, at December 31, 1998, 1997 and 1996. The increase in backlog at December 31, 1998 primarily reflects the acquisition of TEMIC.

        Many of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not been significant.


Competition

        The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics Inc. For MLCC capacitors, competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, competitors are Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company. For discrete active components, competitors are Philips, N.V., Rohm Corp., Motorola, Inc., Fairchild Corp., General Semi and Samsung Electro-Mechanics Co., Ltd.

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


Manufacturing Operations

        The Company strives to balance the location of its manufacturing facilities. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the United States, Germany, France, Asia and the United
Kingdom. To maximize production efficiencies, the Company seeks whenever practicable to establish manufacturing facilities in countries, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where it can take advantage of lower labor and tax costs and, in the case of Israel, to take advantage of various government incentives, including grants and tax relief.

        At December 31, 1998, approximately 36% of the Company's identifiable assets were located in the United States, approximately 32% were located in Europe, approximately 15% were located in Israel, and approximately 17% were located in Asia. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia, New Hampshire, Florida and, with the Siliconix acquisition, California. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut, and Backnang, Germany; Nice, France; and, with the TEMIC acquisition, Heilbronn, Germany. In Israel, manufacturing facilities are located in Holon, Dimona, Beersheva and Migdal Ha-emek. In Asia, with the Lite-On and TEMIC acquisitions, the Company's main manufacturing facilities are located in Taiwan (two) and in Shanghai, China (five). The Company also maintains major manufacturing facilities in Juarez, Mexico and the Czech Republic. Over the past several years, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

        The Company has expanded, and plans to continue to expand, its manufacturing operations in Israel, where it benefits from the government's employment and tax incentive programs designed to increase employment, lower wage rates and attract a highly-skilled labor force, all of which have contributed substantially to the growth and profitability of the Company.

        Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, over the past few years, the government has scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. Although the Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects, because a majority of the Company's projects in Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years. In addition, the Company might be materially adversely affected if hostilities were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 29 years of production there, in spite of several Middle East crises, including wars. For the year ended December 31, 1998, sales of products manufactured in Israel accounted for approximately 21.5% of the Company's net sales.

        In 1998 the Company accelerated the implementation of its strategy to shift manufacturing emphasis to higher automation in higher labor cost regions and to relocate a fair amount of production to regions with lower labor costs. As a result, the Company incurred significant restructuring costs in the year ended December 31, 1998 associated with the downsizing and closing of manufacturing facilities in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        See Note 14, "Business Segment and Geographic Area Data," of the Notes to Consolidated Financial Statements for financial information by geographic area.


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

        The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. In regard to its U.S. and European facilities, the Company is nearing completion of its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. In regard to all other facilities, including those recently acquired, the Company has begun to take steps to implement its compliance with these programs.

        The Company anticipates that it will undertake capital expenditures of approximately $7,125,000 in fiscal 1999 for general environmental compliance and enhancement programs, including those to be applied at the TEMIC facilities. The Company has been named a Potentially Responsible Party (PRP) at nine Superfund sites which includes two Siliconix facilities. The Company has settled three of these for minimal amounts and does not expect the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments or have knowledge of past occurrences on sites currently occupied by the Company. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs will not arise in the future.

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

Employees

        As of December 31, 1998, the Company employed approximately 21,522 full time employees of whom approximately 16,066 were located outside the United States. Some of the Company's employees outside the U.S. are members of trade unions. In connection with the Company's 1998 restructuring program, the Company dismissed approximately 182 employees in its worldwide workforce. No assurance can be given that if the Company continues to restructure its operations in response to changing economic conditions that labor unrest or strikes, especially at European facilities, will not occur. See "Legal Proceedings."


Year 2000 Compliance

        Many existing computer systems and software products, including hardware platforms and software applications used by the Company in its various divisions world-wide (a portion of which are provided by outside suppliers), accept only two digit entries in the date code field. As a result, computer programs or hardware that have date-sensitive software or embedded chips may not properly distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruption of operations.

        The Company has accorded to each of its divisions, including those in its U.S., Asian, Israeli and European facilities, responsibility for (i) assessment of each division's business information systems and related business processes used in its operations for year 2000 readiness and (ii) implementation of remediation in those areas where year 2000 issues exist. Since each of the Company's divisions has its own unique hardware and software applications, different approaches to the year 2000 issue have been required based upon the circumstances and requirements of each specific division. In some instances, for example, specific divisions have hired external contractors to assist in addressing the year 2000 issues while in other instances, internal staff have focused on remediation of the systems. Where necessary, upgrades to year 2000 compliant versions of third party software have been purchased. In addition, the Company has begun to use the business application software of SAP for its Roederstein (U.S.) operations and for TELEFUNKEN's operations to address some of the issues of year 2000 compliance. While the Company has not yet fully tested all its systems to determine whether they are year 2000 compliant, each division is on track in bringing its systems into compliance. The Company is also well underway in bringing its Asian and Israeli computer systems into year 2000 compliance. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of any modifications that are being implemented to make its systems year 2000 compliant.

        The Company is also assessing the possible affect on its operations of the year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues might not have an adverse effect on the Company.

        The Company currently estimates the total cost of its Year 2000 project to be $1,400,000. At December 31, 1998, the Company has incurred approximately $1,000,000 of costs in connection with its Year 2000 project. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

        Management of the Company believes it has an effective program in place to resolve the year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company's systems are not rendered year 2000 compliant in a timely manner, the Company may experience significant disruptions in its operations including taking customer orders, manufacturing and shipping products, invoicing customers or collecting payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

        The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

Item 2.        PROPERTIES
-------        ----------

        As of December 31, 1998, the Company maintains approximately 69 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                                    Approx. Available
Owned Locations                                     Space (Square Feet)
---------------                                     -------------------

        United States
        -------------
Columbus and Norfolk, NE*                                   336,000
Sanford, ME                                                 225,000
Santa Clara, CA                                             220,000
Malvern and Bradford, PA*                                   215,000
Wendell and Statesville, NC*                                193,000
Concord, NH                                                 120,000
Roanoke, VA                                                 120,000
Monroe, CT                                                   91,000
----------------
* two locations

        Foreign
        -------
Germany (13 locations)                                    1,099,000
Israel (4 locations)                                        950,000
France (6 locations)                                        533,000
Portugal                                                    299,000
Republic of China (Taiwan) (3 locations)                    257,000
Czech Republic (4 locations)                                141,000
Austria                                                     104,000


        Vishay  owns  an  additional   272,000  square  feet  of   manufacturing
facilities located in Colorado, Maryland, New York, South Dakota and Florida.

        Available leased facilities in the United States include 251,000 square feet of space located in California, South Dakota, Missouri, New Jersey and Massachusetts. Foreign leased facilities consist of 121,000 square feet in Mexico, 188,000 square feet in France, 153,000 square feet in England, 37,000 square feet in Canada, 190,000 square feet in China, 24,000 square feet in the Philippines, 23,000 square feet in Hungary, 74,000 square feet in the Czech Republic and 85,000 square feet in Germany. The Company also has facilities in Japan.

        In the opinion of management, the Company's properties and equipment generally are in good operating condition and are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.        LEGAL PROCEEDINGS
-------        -----------------

        The Company from time to time is involved in routine litigation incidental to its business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on the Company's business or financial condition.

        As  part  of  Vishay's  1996   restructuring   program,   the  Company's
subsidiary, Sprague France S.A., laid off certain workers at the company's facility in Tours, France. The trade union representing the workers claimed that the layoffs were not economically motivated, and were therefore prohibited under French law. A court ruled that, although the company would not be required to rehire the employees, the company would have to pay damages equal to approximately 10 million French Francs, approximately U.S. $1,660,000 as of March 26, 1999, to the former employees. The Company has appealed this decision.

        In 1996, the Company's 80.4% owned subsidiary, Siliconix, was a party to two environmental proceedings. The first involved property that Siliconix vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to Siliconix and the current owner of the property. The Order alleged that Siliconix contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. Siliconix subsequently reached a settlement of this matter with the current owner of the property. The settlement also provided that the current owner will indemnify Siliconix and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which Siliconix remains nominally subject.

        The second proceeding involves Siliconix's Santa Clara, California facility, which the company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to Siliconix. The Order is based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order calls for Siliconix to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring Siliconix to complete the decontamination. Siliconix is complying with the RWQCB's orders.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.


Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT
--------       ------------------------------------

        The following table sets forth certain information regarding the executive officers of the Company as of March 26, 1999.

Name                                Age                Positions Held
----                                ---                --------------

Felix Zandman*                      70                 Chairman of the Board,
                                                         Chief Executive Officer
                                                          and Director


Avi D. Eden*                        51                Vice-Chairman of the
                                                            Board, Executive
                                                            Vice President and
                                                            Director

Gerald Paul*                        50                 Chief Operating Officer, President and Director

Richard N. Grubb*                   52                 Executive Vice President,
                                                            Treasurer, Chief
                                                            Financial Officer
                                                            and Director

Robert A. Freece*                   58                 Senior Vice President
                                                            and Director

Abraham Inbar                       70                 Senior Vice President
                                                            and Director

Henry V. Landau                     52                 Vice President;
                                                            President -- Measurements Group, Inc., a
                                                            subsidiary of Vishay

William J. Spires                   57                 Vice President and
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

        Abraham Inbar has been a Senior Vice President of the Company since August 1996. Mr. Inbar had been President of Vishay Israel, Ltd., a subsidiary of the Company, since April 1994, and has been employed by the Company since 1973. He has been a Director of the Company since 1998.

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

                                     PART II

               MARKET FOR REGISTRANT'S  COMMON STOCK AND RELATED SECURITY HOLDER
Item 5.        MATTERS
-------        -----------------------------------------------------------------


        The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1998 and 1997 calendar years indicated. Stock prices have been restated to reflect stock dividends. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit agreements. See Note 5 to the consolidated financial statements. Holders of record of the Company's Common Stock totaled approximately 2,030 at March 26, 1999.



                                  COMMON STOCK MARKET PRICES

                                              Calendar 1998                      Calendar 1997

                                    High              Low               High               Low
                                    ----              ---               ----               ---

First Quarter                       $22.92            $18.75            $23.81           $19.62
Second Quarter                      $23.45            $17.26            $29.36           $19.50
Third Quarter                       $18.38            $10.00            $30.36           $22.09
Fourth Quarter                      $17.19            $9.19             $26.67           $17.62






        On November 27, 1995, the Company commenced a stock repurchase program pursuant to which the Company was authorized to repurchase up to 750,000 shares of its Common Stock for an aggregate amount not to exceed $30 million. The purchases of Common Stock by the Company under the repurchase program are made in accordance with the rules of the Securities and Exchange Commission and at the discretion of management. As of December 31, 1995 the Company had repurchased 110,000 shares at an approximate cost of $3,578,000. No repurchases were made in 1996, 1997 or 1998.

        In addition, at March 26, 1999 the Company had outstanding 8,321,654 shares of Class B Common Stock, par value $.10 per share (the "Class B Stock"), each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all such Class B Stock is owned by Dr. Felix Zandman, Mrs. Luella B. Slaner and trusts for the benefit of Mrs. Slaner's grandchildren, either directly or beneficially. Dr. Felix Zandman is an executive officer and director of the Company. Mrs. Luella B. Slaner is a director of the Company.

Item 6.        SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                                    Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                             1998 /1/       1997 /2/        1996 /3/         1995           1994 /4/
                                             ----           ----            ----             ----           ----

                                                                    (in thousands, except per share amounts)

Net sales............................... $1,572,745     $1,125,219    $1,097,979    $1,224,416         $987,837
Interest expense........................     49,038         18,819        17,408        29,433           24,769
Earnings before
  income taxes .........................     38,836         87,469        70,357       122,974           74,116
Income taxes ...........................     30,624         34,167        17,741        30,307           15,169
Net earnings............................      8,212         53,302        52,616        92,667           58,947
Total assets............................  2,462,744      1,719,648     1,558,515     1,543,331        1,345,070
Long-term debt..........................    814,838        347,463       229,885       228,610          402,337
Working capital.........................    639,783        455,134       434,199       411,286          328,322
Stockholders' equity....................  1,002,519        959,648       945,230       907,853          565,088
Basic and diluted earnings
  per share /5/.........................      $0.12          $0.79         $0.78         $1.48            $1.04
Weighted average
  shares outstanding -
  assuming dilution /5/...................   67,625         67,682        67,582        62,892           56,838


--------
/1/ Includes the results from March 1, 1998 of TEMIC and special charges after taxes of $55,335,000 ($0.82 per share).

/2/ Includes the results from July 1, 1997 of Lite-On Power Semiconductor Corporation and special charges after taxes of $27,692,000 ($0.41 per share).

/3/  Includes restructuring expense of $38,030,000 ($0.39 per share).

/4/  Includes the results from July 1, 1994 of Vitramon.

/5/ Adjusted to reflect 2-for-1 stock split distributed June 16, 1995 and 5% stock dividends paid on June 11, 1998, June 9, 1997, June 7, 1996, March 31, 1995, and June 13, 1994.

               MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
Item 7.        RESULTS OF OPERATIONS
-------        -----------------------------------------------------------------


Introduction and Background

        The Company's sales and net earnings increased significantly through 1995 primarily as a result of its acquisitions. Following each acquisition, the Company implemented programs to take advantage of distribution and operating synergies among its businesses. This implementation was reflected in increases in the Company's sales and in the decline in selling, general, and administrative expenses as a percentage of the Company's sales.

        However, beginning with the last quarter of 1995 and through 1998 the Company experienced a decline in demand for its commodity-related products (fixed resistors, MLCC and tantalum capacitors) which account for approximately 50% of the Company's revenues. Such decline in demand has resulted in a decrease in revenues, earnings and backlogs of these products. The Company believes this may be primarily a result of the worldwide slowdown in demand for tantalum and multi-layer ceramic chip capacitors, and the oversupply of such products resulting in price erosion.

        In order to address the slowdown in demand and price erosion resulting from an oversupply of tantalum and multi-layer ceramic chip capacitors, the Company implemented a restructuring program beginning in 1996 that included the downsizing and closing of manufacturing facilities in North America and Europe. In connection with the restructuring, the Company incurred $38,030,000 of pretax charges for the year ended December 31, 1996 relating to employee termination and facility closure costs. In 1997 the Company incurred $12,605,000 of restructuring expenses relating to employee termination and facility closure costs in Europe. In 1998 the Company incurred $6,244,000 of restructuring expenses. Depending on future economic conditions, the Company may continue to downsize or close existing facilities in North America, Europe or elsewhere.

        The Company's strategy contemplates transferring some of its manufacturing operations from countries with high labor costs and tax rates, such as the United States, France and Germany, to Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China in order to benefit from lower labor costs and, in the case of Israel, to take advantage of various government incentives, including government grants and tax incentives. The Company may further reduce its costs in the face of a decline in demand by accelerating the transfer of production to countries with lower labor costs and more favorable tax environments.

        The Company realizes approximately 67.3% of its revenues outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and to a lesser extent earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to:

        1. borrow money in the local currencies and markets where it conducts business, and

        2. minimize the time for settling intercompany transactions.

In connection with its day-to-day operations, the Company does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures.

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

        Israeli government grants, recorded as a reduction of costs of products sold, were $13,116,000 for the year ended December 31, 1998, as compared to $11,352,000 for the prior year. If the Israeli government continues its grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company employees in Israel.


Results of Operations

        Income statement captions as a percentage of sales and the effective tax rates were as follows:


                                                          Year Ended December 31,
                                                 1998              1997            1996
                                                 ----              ----            ----

Costs of products sold                            75.6%            76.3%           75.2%
Gross profit                                      24.4             23.7            24.8
Selling, general and
  administrative expenses                         14.9             12.2            12.9
Operating income                                   6.0              9.7             7.8
Earnings before income taxes                       2.5              7.8             6.4
Effective tax rate                                78.9             39.1            25.2
Net earnings                                       0.1              4.7             4.8


Year ended December 31, 1998 compared to
Year ended December 31, 1997


Net Sales

        Net sales for the year ended December 31, 1998 increased $447,526,000 or 39.8% from the prior year. The increase in net sales relates primarily to the acquisition of TEMIC, which became effective March 1, 1998. Net sales of TEMIC for the ten months ended December 31, 1998 included in the Company's reported sales were $474,188,000. LPSC was acquired by Vishay effective July 1, 1997. LPSC's sales for the year ended December 31, 1998 were $70,655,000 compared to $38,290,000 for the six months ended December 31, 1997. Exclusive of TEMIC and LPSC, net sales would have decreased by $97,317,000 or 8.6%. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1998 in comparison to the prior year, resulted in decreases in reported sales of $16,131,000. Moreover, the Company's net sales of passive components and semiconductor components were negatively affected by substantial price erosion resulting from oversupply of tantalum and multi-layer chip capacitors and the economic downturn in Asia.

Costs of Products Sold

        Costs of products sold for the year ended December 31, 1998 were 75.6% of net sales, as compared to 76.3% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 1998 increased from the comparable prior year period mainly due to the acquisition of TEMIC. TEMIC reported gross profit margins of 30.1% for the ten months ended December 31, 1998. The passive components business gross profit margins were 22.5% for the year ended December 31, 1998 as compared to 24.0% for the prior year reflecting a weakness in the passive components business. Profitability for the passive components business was negatively affected by price erosion from an oversupply of tantalum and multi-layer chip capacitors and the depressed Asian market. The results for semiconductor components were also negatively affected by decrease in demand for products in the semiconductor industry, adjustments of high inventory levels at distributors, the depressed Asian market, and a substantial price erosion.

        Israeli government grants, recorded as a reduction of costs of products sold, were $13,116,000 for the year ended December 31, 1998, as compared to $11,352,000 for the prior year. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at December 31, 1998 relating to Israeli government grants was $59,264,000 as compared to $59,300,000 at December 31, 1997.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses for the year ended December 31, 1998 were 14.9% of net sales, as compared to 12.2% for the prior year. The increased selling, general and administrative expenses were primarily due to the acquisition of TEMIC, for which selling, general and administrative expenses were 19.6% for the ten months ended December 31, 1998.

Unusual Items

        The Company incurred unusual items of $29,301,000 for the year ended December 31, 1998. Approximately $23,057,000 of these expenses relate to impairment losses related to certain joint ventures in China and Japan. The remaining $6,244,000 of unusual items relate to the Company's restructuring of European operations ($5,944,000) and closing of two U.S. sales offices
($300,000). See Note 2 of the Notes to Consolidated Financial Statements for additional information on the Company's impairment losses and restructuring programs.

Purchased In-Process Technology

        In connection with the acquisition of TEMIC, the Company expensed $13.3 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 2 to Consolidated Financial Statements).

        The in-process technology acquired in the TEMIC acquisition was segmented into two categories, process technology and product technology. Process technology is the process by which multiple products can be manufactured. Three separate process technologies were identified, (i) Bondwireless, (ii) 1789M Cell, and (iii) PIC .8 micron 15V Product technology is the technology behind the development of products. TEMIC has three primary product categories, (i) Power MOS, (ii) Power IC, and (iii) Standard Products. Introduction of these processes, if successful, are expected to improve the efficiency and effectiveness of TEMIC's MOSFET products and introduce new IC technology which will reduce die size by approximately 66%. This should lower production costs per unit and increase margins. Introduction of the product technologies, if successful, is expected to optimize the performance of certain MOSFETs, diodes and power ICs and introduce new applications for certain of TEMIC's products. These research and development projects are expected to reach completion and begin generating revenues during periods ranging from 1999 to 2003. At the acquisition date, TEMIC's research and development projects ranged in completion from approximately 1% to 86% with total continuing research and development commitments to complete the projects of approximately $7.4 million. These estimates are subject to change and, given the uncertainties of the development process, no assurances can be given that the deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility.

        Management believes the Company is positioned to complete each of the major research and development programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet either technological or commercial success. The substantial delay or outright failure of the TEMIC research and development could adversely impact the Company's financial condition.

        The value assigned to purchased in-process research and development was determined by estimating the costs to develop TEMIC's purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The revenue estimates used to value the in-process research and development were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The estimates for costs of products sold, research and development, selling, general and administrative expenses and income taxes were calculated as a percentage of revenue and were based on historical amounts and were adjusted to reflect competition and advancing technology in the industry.

        The rates utilized to discount the net cash flows to their present value are based on weighted average cost of capital and venture capital rates of return. Given the nature of the risks associated with the estimated growth, profitability and development projects, a discount rate of 20% was deemed appropriate for TEMIC's in- process projects. This discount rate is intended to be commensurate with the specific risks of achieving technological feasibility and the uncertainties in the economic estimates described above.

        The estimates used by the Company in valuing in-process research and development were based on assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurances can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.


Interest Expense

        Interest costs increased by $30,219,000 for the year ended December 31, 1998, from the prior year due to the increase in bank borrowings necessary to fund the TEMIC and LPSC acquisitions. The Company had net borrowings of $444,000,000 and $130,000,000, respectively, from a group of banks to finance the acquisitions of TEMIC and LPSC.

Other Income

        Other income decreased by $3,737,000 for the year ended December 31, 1998 as compared to the prior year primarily due to reduced foreign exchange gains. Foreign exchange gains for the year ended December 31, 1998 were $495,000 compared to $3,657,000 for the year ended December 31, 1997. The Company also incurred losses of $6,269,000 and $5,295,000, in 1998 and 1997, respectively, relating to a forward exchange contract, which was entered into to set the purchase price in connection with the TEMIC acquisition, since the purchase price was denominated in German Marks and payable in U.S. Dollars.

Income Taxes

        The effective tax rate for the year ended December 31, 1998 was 78.9% as compared to 39.1% for the prior year. The higher tax rate for the year ended December 31, 1998 was incurred primarily due to the non-tax deductibility of the in-process research and development expense in the fourth quarter 1998 and a $10,000,000 increase in a valuation allowance for a deferred tax asset for net operating loss carryforwards in Germany. Exclusive of the effect of special charges, the tax rate for the year ended December 31, 1998 would have been 29.0%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $15,166,000 and $10,685,000 for the years ended December 31, 1998 and 1997, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or fifteen years. See "Description of Business -- Manufacturing Operations."

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

Selling, General and Administrative Expenses

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

Unusual Items

        The Company incurred unusual items of $14,503,000 for the year ended December 31, 1997. Approximately $10,357,000 of these expenses relate to employee termination costs covering approximately 324 employees located in Germany and France. In addition, the Company recorded a charge of $1,625,000 resulting from a judgment rendered by a French court against Sprague France, S.A. The Vishay subsidiary was ordered to make additional payments to certain workers laid off in the last half of 1996 as part of Vishay's restructuring programs. As of December 31, 1998 no payment has been made to the former employees. See "Legal Proceedings." The Company also incurred an unusual item of $1,898,000 relating to a settlement with the United States government representing reimbursements for overcharges relating to military products produced prior to 1993 at one of the Company's U.S. subsidiaries. The remaining $623,000 relates to closing a facility in France. At December 31, 1997 $11,982,000 of restructuring costs are included in other accrued expenses.

        When fully implemented, the 1997 restructuring program is expected to reduce the Company's costs by approximately $10,000,000 annually.

Interest Expense

        Interest costs increased by $1,411,000 for the year ended December 31, 1997 from the prior year due to the acquisition of LPSC. The Company borrowed $130,000,000 from a group of banks to finance the acquisition of LPSC.

Other Income

        Other income decreased by $4,255,000 for the year ended December 31, 1997 from the prior year due to an unrealized noncash loss of $5,295,000 relating to a forward exchange contract, which was entered into in connection with the TEMIC acquisition, the purchase price of which was denominated in German Marks and payable in U.S. Dollars.

Income Taxes

        The effective tax rate for the year ended December 31, 1997 was 39.1% as compared to 25.2% for the prior year. The higher tax rate for the year ended
December 31, 1997 was due to a charge of $10,000,000 for various tax uncertainties in the fourth quarter of 1997. Without this charge, the effective tax rate for 1997 would have been 27.6%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, has been to increase net earnings by $10,685,000 and $10,109,000 for the years ended December 31, 1997 and 1996, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for periods of either ten or fifteen years. See "Description of Business -- Manufacturing Operations."


Financial Condition and Liquidity

        Cash flows from operations were $169,450,000 for the year ended December 31, 1998 compared to $177,158,000 for the prior year. The decrease in cash flows from operations is primarily attributable to a decrease in net earnings for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Net purchases of property and equipment for the year ended December 31, 1998 were $151,682,000 compared to $78,074,000 in the prior year. The increase in expenditures for property, plant and equipment is due primarily to capital expenditures by TEMIC. Net cash provided by financing activities of $450,408,000 for the year ended December 31, 1998 includes approximately $550,000,000 used to finance the acquisition of TEMIC. In March 1998, the Company finalized the sale of the IC Division of TEMIC and received $105,755,000.

        The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of December 31, 1998, approximately 173 of such employees have been terminated and $6,158,000 of the termination costs have been paid. The restructuring plan is expected to be completed by December 31, 1999. In connection with the acquisition of TEMIC, Vishay recorded restructuring liabilities of $30,471,000. Approximately $25,197,000 of this liability relates to employee termination costs covering approximately 498 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $5,274,000 relates to provisions for certain assets, contract cancellations and other costs. As of December 31, 1998, 86 employees have been terminated and $10,651,000 of the termination costs were paid. Additionally, $960,000 has been charged against the liability for the write down of certain assets and other costs. The balance of $18,860,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out in the next year.

        The Company's financial condition at December 31, 1998 is strong, with a current ratio of 3.02 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .81 to 1 at December 31, 1998 and .36 to 1 at December 31, 1997.

        On March 2, 1998, the Company and certain of its subsidiaries obtained a $1.1 billion revolving credit facility made available to Vishay under the:

        1. Vishay Intertechnology, Inc. $825,000,000 Long Term Revolving Credit Agreement, dated as of March 2, 1998 (the "LT Agreement"), and

        2. Vishay Intertechnology, Inc. $275,000,000 Short Term Revolving Credit Agreement, dated as of March 2, 1998 (the "ST Agreement" and collectively with the LT Agreement, the "Loan Agreements") each by and among Vishay, Comerica Bank, NationsBanc Montgomery Securities LLC and the other banks signatory thereto (collectively, the "Banks"), and Comerica Bank, as administrative agent for the Banks (the "Agent"). The Loan Agreements replace all prior loans made to Vishay by the Banks.

        The LT Agreement provides for an $825,000,000 loan, comprising a revolving credit facility and a swing line facility that mature on March 2, 2003, subject to Vishay's right to request year-to-year renewals. The 364-day ST Agreement provides for a $275,000,000 revolving credit facility that matures on March 1, 1999. This agreement was amended on December 29, 1998 to extend the maturity date to June 1, 1999 at which time the Company can request year to year renewals. Borrowings under the Loan Agreements will bear interest at variable rates based, at the option of Vishay, on the prime rate or a eurocurrency rate and in the case of any swing line advance, the quoted rate. The borrowings under the Loan Agreements are secured by certain pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and certain guaranties by significant subsidiaries. The Company is restricted from paying cash dividends and must comply with certain financial covenants.

        Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the
Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.


Year 2000 Compliance

        Many existing computer systems and software products, including hardware platforms and software applications used by the Company in its various divisions world-wide (a portion of which are provided by outside suppliers), accept only two digit entries in the date code field. As a result, computer programs or hardware that have date-sensitive software or embedded chips may not properly distinguish 21st century dates from 20th century dates. This could result in system failure or miscalculations causing disruption of operations.

        The Company has accorded to each of its divisions, including those in its U.S., Asian, Israeli and European facilities, responsibility for (i) assessment of each division's business information systems and related business processes used in its operations for year 2000 readiness and (ii) implementation of remediation in those areas where year 2000 issues exist. Since each of the Company's divisions has its own unique hardware and software applications, different approaches to the year 2000 issue have been required based upon the circumstances and requirements of each specific division. In some instances, for example, specific divisions have hired external contractors to assist in addressing the year 2000 issues while in other instances, internal staff have focused on remediation of the systems. Where necessary, upgrades to year 2000 compliant versions of third party software have been purchased. In addition, the Company has begun to use the business application software of SAP for its Roederstein (U.S.) operations and for TELEFUNKEN's operations to address some of the issues of year 2000 compliance. While the Company has not yet fully tested all its systems to determine whether they are year 2000 compliant, each division is on track in bringing its systems into compliance. The Company is also well underway in bringing its Asian and Israeli computer systems into year 2000 compliance. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of any modifications that are being implemented to make its systems year 2000 compliant.

        The Company is also assessing the possible affect on its operations of the year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

        The Company currently estimates the total cost of its Year 2000 project to be $1,400,000. At December 31, 1998, the Company has incurred approximately $1,000,000 of costs in connection with its Year 2000 project. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

        Management of the Company believes it has an effective program in place to resolve the year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company's systems are not rendered year 2000 compliant in a timely manner, the Company may experience significant disruptions in its operations including taking customer orders, manufacturing and shipping products, invoicing customers or collecting payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

        The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.


Euro Conversion

        On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The Company is currently evaluating issues raised by the introduction and initial implementation of the euro on January 1, 2002. The Company does not expect costs of system modifications to be material, nor does it expect the introduction and use of the euro to materially and adversely affect its financial condition or results of operations. The Company will continue to evaluate the impact of the euro introduction.

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

              A  slowdown  in  demand  for  passive  electronic   components  or
              recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations. This factor was particularly evident in 1998 and appears to be continuing in early 1999.

              Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders.

              Approximately 67% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

              Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel, as compared to the statutory rates in the U.S., have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs, such as described in "Description of Business--Manufacturing Operations", could have an adverse impact on the Company's results of operations.


              The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions, as described in the Introduction and Background to this Item,) and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products. During 1998, restructuring costs were particularly high as a result of the Company's accelerated effort to streamline operations in response to the continued weakness in the international electronic components market.

              When the Company restructures its operations in response to changing economic conditions, particularly in Europe, labor unrest or strikes may occur, which could have an adverse effect on the Company.

              The Company's results of operations may be adversely impacted by:

                      1. difficulties in obtaining raw materials, supplies,
              power, natural resources and any other items needed for the production of the Company's products;

                      2. the  effects of quality  deviations  in raw  materials, particularly tantalum powder, palladium and ceramic dielectric materials; and

                      3. the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum or palladium from the limited number of suppliers.

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

              The Company may be adversely affected by the costs and other effects associated with

                      1. legal and administrative cases and proceedings, whether civil, such as environmental and product-related, or criminal;

                      2. settlements, investigations, claims, and changes in those items;

                      3. developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; and

                      4. adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

              The Company's results of operations may also be affected by:

                      1. changes within the Company's organization, particularly at the executive officer level, or in compensation and benefit plans; and

                      2. the amount,  type and cost of the  financing  which the
              Company maintains, and any changes to the financing.

              The inherent risk of environmental liability and remediation costs associated with the Company's manufacturing operations may result in large and unforeseen liabilities.

              The Company's operations may be adversely impacted by:

                      1. the effects of war or severe weather or other acts of
              God  on  the  Company's   operations,   including  disruptions  at
              manufacturing facilities;

                      2. the effects of a disruption in the Company's
              computerized ordering systems; and

                      3. the effects of a disruption in the Company's
              communications systems.

              Management of the Company believes it has an effective program in place to resolve the year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company's systems are not rendered year 2000 compliant in a timely manner, the Company may experience significant disruptions in its operations including taking customer orders, manufacturing and shipping products, invoicing customers or collecting payments. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------      ---------------------------------------------------------

Market Risk Disclosure

        The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

        The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31 1998, the outstanding balance under this facility was $777,400,000. On a selective basis, the Company from time-to-time, enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 1998 was not significant. See Note 5 and 12 of the Notes to Consolidated Financial Statements for components of the Company's long-term debt and interest rate swap arrangements.

        In 1998, the Company entered into an interest rate swap transaction with a term of five years, beginning in August 1998. Pursuant to these agreements, the Company paid a fixed interest rate of 6.35% on a notional amount of $300,000,000 and received interest on the $300,000,000 notional amount based on a three month LIBOR rate set quarterly beginning in 1998. The fair value of these swap transactions at December 31, 1998 was (7,572,000).

Foreign Exchange Risk

        The Company is exposed to foreign currency exchange rate risks. The Company's significant foreign subsidiaries are located in Germany, France, Israel and the Far East. The Company continues to reduce its exposure to foreign currencies by borrowing funds in local currency to balance its foreign assets and liabilities. The Company in most locations, has introduced a "netting" policy where subsidiaries pay all intercompany balances within thirty days.

        However, in the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable. The Company does not anticipate material losses in these areas.


Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------       -------------------------------------------

        The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

              Report of Independent Auditors

              Consolidated Balance Sheets -- December 31, 1998 and 1997.

              Consolidated Statements of Operations -- for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows -- for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1998, 1997 and 1996.

              Notes to Consolidated Financial Statements -- December 31, 1998.


              CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
Item 9.       FINANCIAL DISCLOSURE
-------       ------------------------------------------------------------------


              None.

                                    PART III
                                    --------

        Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1998, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant."

                                     PART IV
                                     -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------      ---------------------------------------------------------------

              (a)     (1)    All  Consolidated  Financial  Statements of the
                             Company  and its  subsidiaries  for the year  ended
                             December 31, 1998 are filed herewith. See Item 8 of
                             this   Report   for  a  list  of   such   financial
                             statements.

                      (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                      (3)    Exhibits -- See response to paragraph (c) below.

              (b)     None.

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

        2.2 Joint Venture Agreement, dated April 25, 1997, by and between Vishay Intertechnology, Inc. and Lite-On (JV Co.). Incorporated by reference to Exhibit B to Schedule 13D filed on July 28, 1997.


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

        2.5 Share Sale and Transfer Agreement, between "PAMELA" Verwaltungsgesellschaft GmbH, Vishay Intertechnology, Inc., ATMEL Corporation and Atmel Holding GmbH i.G. Incorporated by reference to Exhibit 2.2 to Form 8-K filed on March 17, 1998.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VISHAY INTERTECHNOLOGY, INC.
March 26, 1999                              /s/Felix Zandman
                                            ------------------------
                                            Felix Zandman, Director, Chairman
                                            of the Board, and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.


March 26, 1999                               /s/Felix Zandman
                                            ------------------------
                                            Felix Zandman, Director, Chairman
                                            of the Board, and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


March 26, 1999                              /s/Avi D. Eden
                                            ------------------------
                                            Avi D. Eden, Director,Vice-Chairman of the Board and
                                            Executive Vice President


March 26, 1999                              /s/Gerald Paul
                                            ------------------------
                                            Gerald Paul, Director, President
                                            and Chief Operating Officer


March 26, 1999                              /s/Richard N. Grubb
                                            ------------------------
                                            Richard N. Grubb, Director,
                                            Executive Vice President, Treasurer and Chief
                                             Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


March 26, 1999                               /s/Robert A. Freece
                                            ------------------------
                                            Robert A. Freece, Director,
                                            Senior Vice President


March 26, 1999                              /s/Abraham Inbar
                                            ------------------------
                                            Abraham Inbar, Director
                                            Senior Vice President







March 26, 1999                              /s/Eli Hurvitz
                                            ------------------------
                                            Eli Hurvitz, Director


March 26, 1999                              /s/Edward B. Shils
                                            ------------------------
                                            Edward B. Shils, Director


March 26, 1999                              /s/Luella B. Slaner
                                            ------------------------
                                            Luella B. Slaner, Director


March 26, 1999                              /s/Mark I. Solomon
                                            ------------------------
                                            Mark I. Solomon, Director


March 26, 1999                              /s/Jean-Claude Tine
                                            ------------------------
                                            Jean-Claude Tine, Director



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

2.3 Amendment No. 1 to Joint Venture Agreement. Incorporated by reference to Exhibit C to Schedule 13D filed on July 28, 1997.

2.4              Stock Purchase Agreement, dated December 16, 1997, among
                 TEMIC TELEFUNKEN microelectronic GmbH, Delengate
                 Limited, Daimler-Benz Aerospace Aktiengesellschaft,
                 Daimler-Benz Technology Corporation, Vishay TEMIC
                 Semiconductor Acquisition Holdings Corp., "PAMELA"
                 Verwaltungsgesellschaft GmbH and Vishay Intertechnology.
                 Incorporated_by reference to Exhibit A to Schedule 13D filed
                 December 24, 1997.

2.5              Share Sale and Transfer Agreement, between "PAMELA"
                 Verwaltungsgesellschaft GmbH, Vishay Intertechnology, Inc.,
                 ATMEL Corporation and Atmel Holding GmbH i.G.
                 Incorporated by reference to Exhibit 2.2 to Form 8-K filed on March 17, 1998.

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

10.1             Performance-Based Compensation Plan for Chief Executive
                 Officer of Registrant.  Incorporated by reference to Exhibit
                 10.1 to the 1993 Form 10-K.

10.2             Vishay Intertechnology, Inc. $825,000,000 Long Term
                 Revolving Credit Agreement, dated as of March 2, 1998, by and among Vishay, Comerica Bank, NationsBanc Montgomery
                 Securities LLC and the other banks signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 17, 1998.

10.3             Vishay Intertechnology, Inc. $275,000,000 Short Term
                 Revolving Credit Agreement, dated as of March 2, 1998, by and among Vishay, Comerica Bank, NationsBanc Montgomery
                 Securities LLC and the other banks signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 17, 1998.

10.4             Company Guaranty (Long Term), dated March 2, 1998, by
                 Vishay Intertechnology, Inc. to Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 17, 1998.

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

23.              Consent of Independent Auditors.

27.              Financial Data Schedule.



                         Report of Independent Auditors

Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December_31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December_31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




February 8, 1999, except for Note 16,
   as to which the date is March 26, 1999

                             Vishay Intertechnology, Inc.

                              Consolidated Balance Sheets

                  (In thousands, except per share and share amounts)


                                                                   December 31
                                                             1998               1997
                                                      --------------------------------------

Assets
Current assets:
   Cash and cash equivalents                          $  113,729      $      55,263
   Accounts receivable, less allowances
      of $9,758 and $4,143                               276,270            186,687
   Inventories:
      Finished goods                                     196,551            158,933
      Work in process                                    136,393             84,245
      Raw materials                                      113,194             96,193
   Deferred income taxes                                  53,389             16,115
   Prepaid expenses and other current
      assets                                              67,045             48,535
                                                      --------------------------------------
Total current assets                                     956,571            645,971






Property and equipment--at cost:
   Land                                                   59,146             41,378
   Buildings and improvements                            270,095            230,772
   Machinery and equipment                             1,039,050            744,983
   Construction in progress                               69,534             50,400
                                                      --------------------------------------
                                                       1,437,825          1,067,533
   Less allowances for depreciation                     (440,758)          (358,391)
                                                      --------------------------------------
                                                         997,067            709,142



Goodwill                                                 432,558            286,923




Other assets                                              76,548             77,612
                                                      --------------------------------------
                                                      $2,462,744      $   1,719,648
                                                      ======================================







                                                                December 31
                                                          1998               1997
                                                      --------------------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable to banks                             $ 20,253      $      29,926
   Trade accounts payable                               92,656             47,925
   Payroll and related expenses                         70,490             44,039
   Other accrued expenses                              111,420             52,485
   Income taxes                                         17,425             12,003
   Current portion of long-term debt                     4,544              4,459
                                                      --------------------------------------
Total current liabilities                              316,788            190,837


Long-term debt--less current portion                   814,838            347,463
Deferred income taxes                                   68,933             41,701
Deferred income                                         59,264             59,300
Minority interest                                       51,858             17,930
Other liabilities                                       25,174             38,287
Accrued pension costs                                  123,370             64,482

Stockholders' equity:
   Preferred Stock, par value $1.00 a share:
      Authorized--1,000,000 shares; none issued
   Common Stock, par value $.10 a share:
      Authorized--75,000,000 shares;
      59,347,496 and 56,460,565 shares
      outstanding after deducting 17,191 and
      14,127 shares in treasury                          5,935              5,646
   Class B  convertible  Common  Stock,  par
      value  $.10 a share:  Authorized--
      15,000,000  shares;  8,321,654  and
       7,925,394  shares  outstanding  after
      deducting 149,677
      and 205,649 shares in treasury                       832                793
   Capital in excess of par value                      990,328            920,165
   Retained earnings                                    14,354             75,587
   Unearned compensation                                (1,131)              (644)
   Accumulated other comprehensive income               (7,799)           (41,899)
                                                      --------------------------------------
                                                       1,002,519          959,648
                                                      --------------------------------------
                                                      $2,462,744      $ 1,719,648
                                                      ======================================


See accompanying notes.

                             Vishay Intertechnology, Inc.

                         Consolidated Statements of Operations

                  (In thousands, except per share and share amounts)



                                                    Year ended December 31

                                            1998             1997              1996
                                     -----------------------------------------------------

Net sales                            $1,572,745    $ 1,125,219       $ 1,097,979
Costs of products sold                1,189,107        858,020           825,866
                                     -----------------------------------------------------
Gross profit                            383,638        267,199           272,113


Selling, general, and
   administrative expenses              234,840        136,876           141,765
Amortization of goodwill                 12,272          7,218             6,494
Unusual items                            29,301         14,503            38,030
Purchased research and development       13,300              -                 -
                                     -----------------------------------------------------
                                         93,925        108,602            85,824

Other income (expense):
   Interest expense                     (49,038)       (18,819)          (17,408)
   Other                                 (6,051)        (2,314)            1,941
                                     -----------------------------------------------------
                                        (55,089)       (21,133)          (15,467)
                                     -----------------------------------------------------
Earnings before income taxes             38,836         87,469            70,357
Income taxes                             30,624         34,167            17,741
                                     -----------------------------------------------------
Net earnings                         $    8,212    $    53,302       $    52,616
                                     =====================================================

Basic and diluted earnings per share $     0.12    $      0.79       $      0.78
                                     =====================================================

Weighted average shares
   outstanding--assuming dilution     67,625,000    67,682,000        67,582,000
                                     =====================================================


See accompanying notes.

                             Vishay Intertechnology, Inc.

                         Consolidated Statements of Cash Flows

                                    (In thousands)


                                                          Year ended December 31

                                                     1998           1997          1996
                                                --------------------------------------------

Operating activities
Net earnings                                    $  8,212      $ 53,302       $ 52,616
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization              127,947        81,874         77,247
      Loss on disposal of property and
         equipment                                   712         1,245            174
      Purchased research and development          13,300             -              -
      Asset impairment losses                     23,057             -              -
      Loss on forward exchange contract           (5,295)        5,295              -
      Changes  in  operating  assets  and
         liabilities,   net  of  effects  from
         acquisitions:
                 Accounts receivable              13,827       (23,339)        10,073
                 Inventories                      13,304        19,501        (11,575)
                 Prepaid expenses and
                        other current
                        assets                   (23,206)       20,496          3,438
                 Accounts payable                  1,575         6,882        (31,573)
                 Other current liabilities       (25,842)        5,897          1,526
               Other                              21,859         6,005         26,759
                                                --------------------------------------------
         Net cash provided by operating
               activities                        169,450       177,158        128,685

         Investing activities
         Purchases of property and equipment    (151,682)      (78,074)      (136,276)
         Purchases of businesses, net of cash
               acquired                         (423,031)     (122,468)             -
         Proceeds from sale of property and
               equipment                          11,650           959          5,793
                                                --------------------------------------------
         Net cash used in investing activities  (563,063)     (199,583)      (130,483)

         Financing activities
         Proceeds from long-term borrowings        5,030         4,100          3,476
         Principal payments on long-term debt     (7,068)      (82,076)       (86,026)
         Net proceeds on revolving credit lines  462,214       155,729         76,502
         Net changes in short-term borrowings     (9,768)      (17,152)        10,066
                                                --------------------------------------------
         Net cash provided by financing
               activities                        450,408        60,601          4,018
         Effect of exchange rate changes on
               cash                                1,671        (3,858)          (859)
                                                --------------------------------------------
         Increase in cash and cash equivalents    58,466        34,318          1,361
         Cash and cash equivalents at beginning
               of year                            55,263        20,945         19,584
                                                --------------------------------------------
         Cash and cash equivalents at end of
               year                             $113,729      $ 55,263       $ 20,945
                                                ============================================


See accompanying notes.

                                           Vishay Intertechnology, Inc.

                                 Consolidated Statements of Stockholders' Equity

                                      (In thousands, except share amounts)

                                                   Class B                                            Accumulated
                                                 Convertible  Capital in                                 Other          Total
                                        Common      Common     Excess of   Retained     Unearned     Comprehensive  Stockholders=
                                         Stock      Stock         Par      Earnings   Compensation      Income         Equity
                                       -------------------------------------------------------------------------------------------

     Balance at December 31, 1995      $5,114      $  722    $  734,316    $ 146,370    $    (364)      $ 21,695      $   907,853


     Net earnings                          --          --            --       52,616           --             --           52,616
     Foreign currency translation
          adjustment                       --          --            --           --           --        (19,381)         (19,381)
     Pension liability adjustment          --          --            --           --           --          3,446            3,446
                                                                                                                    --------------
        Comprehensive income                                                                                               36,681
                                                                                                                    --------------
     Stock issued (10,556 shares)           1          --           618           --         (262)            --              357
     Stock dividends (2,558,069;
          361,108 shares)                 256          36        90,932      (91,224)          --             --               --
     Conversions from Class B to
          common (19,423 shares)            2          (2)           --           --           --             --               --
     Tax effects relating to
          stock plan                       --          --            83           --           --             --               83
     Amount expensed during the
          year                             --          --            --           --          256             --              256
                                       -------------------------------------------------------------------------------------------
     Balance at December 31, 1996       5,373        756        825,949      107,762         (370)         5,760          945,230
     Net earnings                          --         --             --       53,302           --             --           53,302
     Foreign currency translation
          adjustment                       --         --             --           --           --        (46,693)         (46,693)
     Pension liability adjustment          --         --             --           --           --           (966)            (966)
                                                                                                                    --------------
        Comprehensive income                                                                                                5,643
                                                                                                                    --------------
     Stock issued (28,486 shares)           3         --            778           --         (566)            --              215
     Stock dividends (2,687,692;
          378,187 shares)                 269         38         85,170      (85,477)          --             --               --
     Conversions from Class B to
          common (16,513 shares)            1         (1)            --           --           --             --               --
     Stock appreciation rights             --         --          8,200           --           --             --            8,200
     Tax effects relating to stock
          plan                             --         --             68           --           --             --               68
        Amount expensed during the
     year                                  --         --             --           --          292             --              292
                                       -------------------------------------------------------------------------------------------
     Balance at December 31, 1997       5,646        793       920,165        75,587         (644)       (41,899)         959,648
     Net earnings                          --         --            --         8,212           --             --            8,212
     Foreign currency translation
          adjustment                       --         --            --            --           --         38,174           38,174
     Pension liability adjustment          --         --            --            --           --         (4,074)          (4,074)
                                                                                                                    --------------
        Comprehensive income                                                                                               42,312
                                                                                                                    --------------
     Stock issued (62,221 shares)           6         --         1,056            --       (1,062)            --               --
     Stock dividends (2,824,701;
          396,270 shares)                 283         39        69,123       (69,445)          --             --               --
     Conversions from Class B to
          common (10 shares)               --         --            --            --           --             --               --
     Tax effects relating to
          stock plan                       --         --           (16)           --           --             --              (16)
     Amount expensed during the
     year                                  --         --            --            --          575             --              575
                                       -------------------------------------------------------------------------------------------
     Balance at December 31, 1998      $5,935       $832      $990,328       $14,354      $(1,131)       $(7,799)     $ 1,002,519
                                       ===========================================================================================




                                                                               6
See accompanying notes.

                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



Vishay Intertechnology, Inc. is an international manufacturer and supplier of passive electronic components and discrete active electronic components, particularly resistors, capacitors, inductors, diodes, and transistors. Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

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

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $114,592,000, $73,329,000, and $68,688,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Construction in Progress

The estimated cost to complete construction in progress at December 31, 1998 is $18,470,000.

Goodwill

Goodwill (excess of purchase price over net assets acquired) is being amortized principally over periods ranging from 30-40 years using the straight-line method. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will determine whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization amounted to $48,407,000 and $35,273,000 at December 31, 1998 and 1997, respectively.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Research and Development Expenses

The amount charged to expense (exclusive of purchased in-process research and development) aggregated $28,857,000, $7,023,000, and $10,429,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

                          Vishay Intertechnology, Inc.

Grants

Grants received from governments by certain foreign subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants from the government of Israel recognized as a reduction of costs of products sold were $13,116,000, $11,352,000, and $8,943,000 for the years ended December 31,
1998, 1997, and 1996, respectively. Grants receivable of $12,828,000 and $8,909,000 are included in other current assets at December 31, 1998 and 1997, respectively. Deferred grant income is $59,264,000 and $59,300,000 at December 31, 1998 and 1997, respectively. The grants are subject to conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in repayment of grants, however, management expects that the Company will comply with all terms and conditions of grants.

Share and Per Share Amounts

Statement of Financial Accounting Standards No. 128, Earnings Per Share requires net earnings per share to be presented under two calculations, basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using common and dilutive potential common shares outstanding during the periods presented. The Company's potential common shares consist of stock options granted under the Company's 1995, 1997, and 1998 stock option plans (see Note 10) and stock appreciation rights issued in connection with the LPSC acquisition (see Notes 2 and 6). The number of shares used in the calculation of basic earnings per common share was 67,554,000 in 1998, 67,534,000 in 1997, and 67,537,000 in 1996.
The number of shares used in the calculation of diluted earnings per common share was 67,625,000 in 1998, 67,682,000 in 1997, and 67,582,000 in 1996.
Options to purchase 2,746,000 shares of common stock at prices ranging from $20.42 to $41.13 per share were outstanding during 1998, and options to purchase 1,218,000 shares at prices ranging from $22.89 to $41.13 per share were outstanding during 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect 5% stock dividends paid on June 11, 1998, June 9, 1997, and June 7, 1996.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans are presented in Note 10.

Interest Rate Swap Agreements

The Company uses interest rate swap agreements for purposes other than trading and they are treated as off-balance-sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balances and terms with that specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. The related amount payable to or receivable from counterparties is included as an adjustment to interest expense and to accrued interest in other accrued expenses. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the obligation over the term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of extinguishment.

Other Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or

                             Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

shareholders' equity. SFAS 130 requires the Company's pension liability adjustment, and foreign currency translation adjustments which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior-year amounts have been reclassified to conform to the requirements of SFAS 130.

Segment Data

Effective  January  1,  1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See
Note 14.)

Accounting Pronouncements Pending Adoption

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is required to adopt SFAS 133 effective January 1, 2000. Based on current derivative usage and hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its future earnings or financial position.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current presentation.

                          Vishay Intertechnology, Inc.

2. Acquisitions

On March 2, 1998, the Company purchased 80.4% of Siliconix Incorporated (NASDAQ:SILI) and 100% of TEMIC Semiconductor GmbH for a total of $549,889,000 in cash. On March 4, 1998, the Company sold the Integrated Circuits division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash.

The purchase of TEMIC and Siliconix ("TEMIC") was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998.

The acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the assets and liabilities of TEMIC are required to be adjusted from historical amounts to their estimated fair values. Purchase accounting adjustments have been preliminarily estimated by management based upon currently available information.

Management estimated that $13,300,000 of the TEMIC purchase price represents purchased in-process technology that had not reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed with no tax benefit upon consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of Vishay may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

In connection with the TEMIC acquisition, the Company recorded restructuring liabilities of $30,471,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $25,197,000 of these liabilities relates to employee termination costs covering approximately 498 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $5,274,000 relates to provisions for contract cancellations and other costs. As of December 31, 1998, 86 employees have been terminated and $10,651,000 of the termination costs were paid. Additionally, $960,000 of contract cancellation charges and other costs were paid. The balance of

                             Vishay Intertechnology, Inc.

2. Acquisitions (continued)

$18,860,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid in the next year.

The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of assets acquired ($154,866,000) is being amortized principally over periods ranging from 30-40 years using the straight-line method.

In July 1997,  the Company  purchased  65% of the common stock of Lite-On  Power
Semiconductor Corporation (LPSC), a Republic of China (Taiwan) company, for $130,000,000 in cash and stock appreciation rights with a fair value (at the time of issuance) of $8,200,000. LPSC is a producer of discrete active electronic components with manufacturing facilities in Taiwan, China and the United States. LPSC owns 40.2% of Diodes, Inc. (AMEX:DIO). The Company utilized existing credit facilities to finance the cash portion ($130,000,000) of the purchase price. The acquisition was accounted for under the purchase method of accounting.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of net assets acquired ($110,978,000) is being amortized on a straight-line method over an estimated useful life of forty years.

Had the TEMIC and LPSC acquisitions been made at the beginning of the respective periods, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                                Year ended December 31

                                                 1998              1997
                                         -------------------------------------

Net sales                                $ 1,655,197           $ 1,723,818
Net earnings                                   6,528                41,394
Basic and diluted earnings per share             .10                   .61


The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair value of property, plant, and equipment acquired, writeoff of purchased in-process research and development, amortization of goodwill, and related tax effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

                             Vishay Intertechnology, Inc.

3. Unusual Items

Unusual items in 1998 consist of the following components:

Impairment losses:
   China                                                  $19,556,000
   Nikkohm                                                  3,501,000
   Restructuring of European operations                     5,944,000
   Closing of two U.S. sales offices                          300,000
                                                          ---------------------
                                                          $29,301,000
                                                          =====================

In May 1996, the Company signed letters of intent with the China National Non-Ferrous Metals Industry Corporation Nanchang Branch (CNNC) and United Development, Inc. to enter into joint ventures to mine, process and refine tantalum at a site in China and to build a plant in China to manufacture dipped radial and chip tantalum capacitors. Management viewed this investment in China as strategic as it would provide a presence in the Far East, another source of low-cost labor, and a stable, low-cost supply of tantalum. Through March 31, 1998, the Company continued to negotiate the terms of the joint ventures with the CNNC and conduct feasibility tests on the mine. As of March 31, 1998, the Company had removed from existing production lines and packaged for shipment to China $18.9 million of equipment to be used in the manufacture of dipped radial and chip tantalum capacitors at the proposed plant. In addition, the Company had deferred $1.7 million in consulting costs incurred in evaluating the potential joint venture. During fiscal 1998, several events occurred which led to the eventual abandonment of the projects in China. First, the CNNC was disbanded by the Chinese government and replaced by a smaller organization which had much less control over the various Chinese partners that would be involved in the joint ventures. The individual Chinese partners, no longer under the central control of the CNNC, began demanding to renegotiate the joint venture agreements in ways that were not acceptable to the Company. Second, the Asian economy experienced a significant downturn and demand for the Company's tantalum capacitors dropped significantly. The reduction in demand for the Company's tantalum capacitors made the building of a large factory financially impractical. Instead, the Company downsized its plans and opened a small finishing plant for tantalum capacitors in one of the Company's existing Shanghai facilities that it had acquired in 1997. Third, suppliers of tantalum outside of China were forced to lower prices due to a significant increase in supply primarily due to competition from Chinese suppliers. Fourth, in 1997 and 1998, Vishay acquired two companies that had established

                          Vishay Intertechnology, Inc.

3. Unusual Items (continued)

facilities in China with approximately 2,000 employees in five factories. These factories served to establish Vishay as a major components manufacturer in China without additional investment by the Company. During the fourth quarter of fiscal 1998, management evaluated the proposed joint ventures and concluded that, due to the factors described above, the Company would discontinue negotiations and abandon the proposed joint ventures. Management also concluded that the equipment had a net realizable value of $1 million and the deferred costs were not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $19.6 million. Management expects to have disposed of this equipment by December 31, 1999.

In March 1995, the Company acquired a 49% interest in Nikkohm, a Japanese manufacturer and distributor of passive electronic components. The Company's investment in Nikkohm totaled $4 million. Like the proposed Chinese joint ventures, management considered its investment in Nikkohm strategic because it provided the Company with an entry into certain Far East markets. Following the acquisition of its interest, Vishay worked with the management of Nikkohm to build Nikkohm's business and improve its profitability. Through December 31, 1997, the Company recognized a cumulative loss on its investment in Nikkohm of $499,800 (1995-$304,000; 1996- $141,800; 1997-$54,000). Management had been encouraged by Nikkohm's trend in earnings and had proposed certain marketing programs intended to further improve operating results. However, Nikkohm's results of operations began to deteriorate in fiscal 1998 due to a decrease in demand for the Company's products, particularly thin film resistors, and a downturn in the Asian economy. In addition, a significant member of Nikkohm's management resigned due to health concerns. Also, the Company's acquisitions in 1997 and 1998 had established Vishay as a major electronics components manufacturer in the Far East. During the fourth quarter of fiscal 1998, management evaluated these recent developments and concluded that the carrying amount of the investment in Nikkohm was not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $3.5 million.

Restructuring of European operations which resulted from the Company's recent acquisitions consists of $5,694,000 of employee termination costs covering approximately 182 technical, production, administrative and support employees located in Germany and the United Kingdom. The remaining $250,000 relates to lease buyout expense associated with the closing of a facility in the United Kingdom. The restructuring plan is expected to be completed by the end of 1999. At December 31, 1998, approximately 15 employees had been terminated and $471,000 of this severance had been paid. The remainder is included in other accrued expenses.

The remaining $300,000 of restructuring expense consists of termination costs of

                             Vishay Intertechnology, Inc.

3. Unusual Items (continued)

$130,000 and lease buyout and other expenses of $170,000 relating to the closing of two U.S. sales offices.

Unusual items expense of $14,503,000 in 1997 consists of restructuring expense of $12,605,000 and a settlement with the United States Government in the amount of $1,898,000 representing reimbursements for overcharges relating to military products produced prior to 1993 at one of the Company's U.S. subsidiaries.

Restructuring expense of $12,605,000 in 1997 results from a downsizing of the Company's European operations. Approximately $10,357,000 of this expense relates to employee termination costs covering approximately 324 technical, production, administrative, and support employees located in Germany and France. Approximately $623,000 of the restructuring expense relates to facility closure costs in France. The remaining $1,625,000 relates to additional payments to certain employees laid off in the last half of fiscal 1996 in connection with Vishay's fiscal 1996 restructuring program. The payments were a result of a judgment rendered by a French court against a subsidiary of the Company. The court ruled that these employees were due additional payments under France's mandated social plan. At December 31, 1998, approximately 173 employees had been terminated and $6,158,000 of termination costs were paid. The remaining
$5,824,000 of termination costs are included in other accrued expenses at December 31, 1998. This remaining accrual is considered adequate to complete the restructuring program and is expected to be paid by December 31, 1999.

Unusual items in 1996 represents restructuring expense of $38,030,000, which resulted from a downsizing of the Company's worldwide operations. Approximately $9,077,000 of restructuring expense relates to facility closure costs in North America and Europe. The remaining $28,953,000 of these expenses relate to employee termination costs covering approximately 2,600 technical, production, administrative, and support employees located in the United States, Canada, France, and Germany. This downsizing was completed during the year ended December 31, 1998.

                             Vishay Intertechnology, Inc.

4. Income Taxes

Earnings   before  income  taxes  consists  of  the  following   components  (in
thousands):

                                          Year ended December 31

                                    1998          1997           1996
                              ------------------------------------------------

  Domestic                    $ (45,337)      $  45,832      $  42,406
  Foreign                        84,173          41,637         27,951
                              ------------------------------------------------
                              $  38,836       $  87,469      $  70,357
                              ================================================

Significant components of income taxes are as follows (in thousands):

                                          Year ended December 31

                                    1998            1997           1996
                              ------------------------------------------------
Current:
  U.S. Federal                $ 1,590          $  20,296      $  13,836
  Foreign                      12,370              6,494          8,098
  State                           987              2,103          1,586
                              ------------------------------------------------
                               14,947             28,893         23,520

Deferred:
    U.S. Federal                  (44)            1,476           1,632
    Foreign                    15,708             3,547          (7,793)
    State                          13               251             382
                              ------------------------------------------------
                               15,677             5,274          (5,779)
                              ------------------------------------------------
                              $30,624         $  34,167       $  17,741
                              ================================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                    December 31
                                                            1998              1997
                                                        -----------------------------------

Deferred tax assets:
Pension and other retiree obligations                   $ 27,839       $   23,150
   Net operating loss carryforwards                      109,545           82,510
Tax credit carryforwards                                   8,535                -
Restructuring reserves                                     7,937            5,283
Other accruals and reserves                               40,643           22,767
                                                        -----------------------------------
Total deferred tax assets                                194,499          133,710
Less: Valuation allowance                                (59,329)         (40,447)
                                                        -----------------------------------
Net deferred tax assets                                  135,170           93,263

Deferred tax liabilities:
        Tax over book depreciation                        99,890           71,122
    Other--net                                            11,645           12,031
                                                        -----------------------------------
Total deferred tax liabilities                           111,535           83,153
                                                        -----------------------------------
Net deferred tax assets                                 $ 23,635       $   10,110
                                                        ===================================


A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):


                                                        Year ended December 31

                                                  1998           1997           1996
                                            -----------------------------------------------

Tax at statutory rate                           $  13,593      $ 30,612       $ 24,625
State income taxes, net of U.S. federal
tax benefit                                           649         1,619          1,413
Effect of foreign operations                         (228)      (10,325)        (9,717)
Benefit of net operating loss carryforwards             -          (207)          (817)
Provision for estimated tax uncertainties               -        10,000              -
Increase in valuation allowance for foreign
net operating loss carryforwards                   10,000             -              -
Purchased research and development
    expense                                         4,655             -              -
Other                                               1,955         2,468          2,237
                                            -----------------------------------------------
                                                $  30,624      $ 34,167       $ 17,741
                                            ===============================================


                             Vishay Intertechnology, Inc.

4. Income Taxes (continued)

At December 31, 1998, the Company has the following net operating loss carryforwards for tax purposes:

                                                        Expires
                                             ------------------------------

U.S. Federal           $ 54,000,000            2018
  Germany               145,020,000            No expiration
  France                 21,042,000            2000 to unlimited
  Portugal                4,712,000            1999-2001
  Austria                 8,110,000            No expiration


Approximately $70,892,000 of the carryforward in Germany resulted from the Company's acquisition of Roederstein, GmbH in 1993 and $7,667,000 of the carryforward in Austria resulted from the Company's acquisition of TEMIC.
Valuation allowances of $57,054,000 and $40,447,000 have been recorded at December 31, 1998 and 1997, respectively, for deferred tax assets related to foreign net operating loss carryforwards. In 1998, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill of acquired companies by $446,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $27,523,000 of such benefits will reduce goodwill.

At December_31, 1998, no provision has been made for U.S. federal and state income taxes on approximately $339,959,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $36,488,000,  $24,879,000, and $22,141,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

                             Vishay Intertechnology, Inc.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                         December 31

                                                     1998             1997
                                              ----------------------------------

Multicurrency Revolving Credit Loans           $  777,400       $  284,666
Deutsche Mark Revolving Credit Loans                   --           22,365
Other Debt and Capital Lease Obligations           41,982           44,891
                                              ----------------------------------
                                                  819,382          351,922
Less current portion                                4,544            4,459
                                              ----------------------------------
                                               $  814,838       $  347,463
                                              ==================================

At December 31, 1997, two facilities were available under the Company's amended and restated Revolving Credit and Term Loan and Deutsche Mark Revolving Credit and Term Loan agreements with a group of banks; a multicurrency revolving credit loan (interest 6.25% on U.S. Dollar borrowings and 3.95% on Deutsche Mark borrowings at December 31, 1997), and a Deutsche Mark revolving credit loan (interest 3.95% at December 31, 1997).

On March 2, 1998, the Company entered into two revolving credit agreements with a group of banks, which replaced the agreements in effect at December 31, 1997. The Company entered into the new loan agreements with the banks to finance the Siliconix and TEMIC acquisitions (see Note 2). The first agreement provides for an $825,000,000 loan comprising a revolving credit facility and a swing line facility that mature on March 2, 2003, subject to Vishay's right to request year-to-year renewals. Interest is payable at prime or other interest rate options. The Company is required to pay certain facility fees on this facility. The second agreement provides for a $275,000,000 364-day multicurrency revolving credit facility which matures on March 1, 1999. This agreement was amended on December 29, 1998 to extend the maturity date to June 1, 1999, at which time, the Company can request year-to-year renewals. Interest is payable at prime or other interest rate options. The Company is required to pay certain facility fees on this facility. As of December 31, 1998, the Company had $777,400,000 outstanding under the five-year revolving credit facility (interest 5.87%). After giving effect to interest rate swaps, the interest rate on $300,000,000 of the Company's five-year multicurrency revolving credit facility was 6.35% at December 31, 1998.

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

Other debt and capital lease obligations include borrowings under short-term credit lines of $10,470,000 and $12,141,000 at December 31, 1998 and 1997,
respectively, which are classified as long-term based on the Company's intention and ability to refinance the obligations on a long-term basis.

Aggregate  annual  maturities  of  long-term  debt,  are as  follows:
1999--$4,544,000; 2000--$4,212,000; 2001--$6,160,000; 2002--$1,873,000;
2003--$778,458,000; thereafter--$24,135,000.

At December 31, 1998, the Company has committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $171,388,000, of which $140,665,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1998 and 1997 was 6.11% and 6.50%, respectively.

Interest paid was $48,105,000,  $18,699,000, and $17,736,000 for the years ended
December 31, 1998, 1997, and 1996, respectively.

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

In  connection  with the  acquisition  of LPSC (see Note 2), the Company  issued

                             Vishay Intertechnology, Inc.

6. Stockholders' Equity (continued)

stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive in stock the increase in value on the equivalent of 1,706,000 shares of the Company's stock above $21.90 per share. The SARs may be exercised at any time prior to July 17, 2007 at the option of the former owners of LPSC. The Company may force redemption of the SARs if the Company's stock trades above the "Strike Price" ($45.05 per share effective July 17, 1998). The Strike Price increases by 10% each year. At a market price of $45.05 per share for the Company's stock, the SARs would entitle the former owners of LPSC to 876,668 shares of the Company's Common Stock. The fair value of the SARs as of July 17, 1998 was determined to be $8,200,000 using the binomial option pricing model.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 1998, 166,868 shares are available for issuance under stock plans.

7. Other Income (Expense)

Other income (expense) consists of the following (in thousands):


                                                        Year ended December 31

                                                    1998          1997           1996
                                              ---------------------------------------------

Foreign exchange gains                           $     495      $   3,657     $     371
Loss on forward exchange contract                   (6,269)        (5,295)            -
Investment income                                    4,687          2,353         1,586
Minority interest in income of subsidiaries         (3,810)        (2,092)         (489)
Equity in net income of affiliates                   1,084          1,090           318
Loss on sale of fixed assets                          (712)        (1,245)         (174)
Other                                               (1,526)          (782)          329
                                              ---------------------------------------------
                                                 $  (6,051)     $  (2,314)    $   1,941
                                              =============================================

In connection with the Company's acquisition of all of the common stock of TEMIC Semiconductor GmbH and 80.4% of the common stock of Siliconix Incorporated, the Company entered into a forward exchange contract in December 1997 to protect against the impact of fluctuations in the exchange rate between the U.S. Dollar and the Deutsche Mark since the purchase price was denominated in Deutsche Marks and payable in U.S. Dollars. At December 31, 1997, the Company had an unrealized loss on this contract of $5,295,000 which resulted from marking the contract to market value. On March 2, 1998, the forward exchange contract was settled and the Company recognized an additional loss of $6,269,000.

                             Vishay Intertechnology, Inc.

8. Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income (loss) are as follows (in thousands):


                                               Before-         Tax         Net-of-
                               Beginning         Tax        (Benefit)        Tax           Ending
                                Balance        Amount        Expense        Amount        Balance
                            --------------------------------------------------------------------------
December 31, 1998
Pension liability adjustment    $ (4,312)       $(9,090)      $(5,016)      $ (4,074)       $(8,386)
Currency translation
   adjustment                    (37,587)        38,174             -         38,174            587
                            --------------------------------------------------------------------------
                                $(41,899)       $29,084       $(5,016)        $34,100       $(7,799)
                            ==========================================================================
December 31, 1997
Pension liability adjustment    $ (3,346)       $(2,714)      $(1,748)        $  (966)      $(4,312)
Currency translation
   adjustment                      9,106        (46,693)            -         (46,693)      (37,587)
                            --------------------------------------------------------------------------
                                  $5,760       $(49,407)      $(1,748)       $(47,659)      $(41,899)
                            ==========================================================================
December 31, 1996
Pension liability adjustment     $(6,792)        $3,446       $     -          $3,446        $(3,346)
Currency translation
   adjustment                     28,487        (19,381)            -         (19,381)         9,106
                            --------------------------------------------------------------------------
                                 $21,695       $(15,935)      $     -        $(15,935)        $5,760
                            ==========================================================================


                             Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits

The Company maintains several defined benefit pension and nonpension postretirement plans which cover substantially all full-time U.S. employees. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to these plans (in thousands):


                                               Pension Benefits         Other Benefits
                                          -----------------------------------------------
                                                 1998       1997        1998        1997
                                          -----------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year    $98,991     $87,740    $7,796      $6,977
   Service cost                                 3,828       2,999       287         252
   Interest cost                                6,726       6,266       494         499
   Employee contributions                       1,782       1,969       -           -
   Actuarial losses (gains)                     7,057       5,850       (94)        356
   Benefits paid                               (7,419)     (5,833)     (506)       (288)
                                          -----------------------------------------------
Benefit obligation at end of year            $110,965    $ 98,991   $ 7,977     $  7,796
                                          ===============================================

Change in plan assets:
   Fair value of plan assets at
      beginning of year                        $98,388     $87,368
   Actual return on plan assets                    707      12,753
   Company contributions                         2,070       2,114
   Plan participants' contributions              1,782       1,969
   Benefits paid                                (7,412)     (5,816)
                                          -------------------------
Fair value of plan assets at end of year      $ 95,535    $ 98,388
                                          =========================

Funded status                                $(15,430)   $ (603)   $ (7,977)   $ (7,796)
Unrecognized net actuarial loss                15,184       370         547         641
Unrecognized transition obligation                 27       137       2,993       3,207
Unamortized prior service cost                    173       368         279         310
                                           -----------------------------------------------
Net amount recognized                        $    (46)   $  272    $ (4,158)   $ (3,638)
                                           ===============================================

Amounts recognized in the consolidated balance sheet consist of:
      Prepaid benefit cost                     $4,452     $3,984     $    -      $     -
      Accrued benefit liability                (7,816)    (3,712)    (4,158)     (3,638)
      Accumulated other comprehensive
         income                                 3,318         -           -            -
                                            -----------------------------------------------
Net amount recognized                        $    (46)   $   272   $ (4,158)   $ (3,638)
                                            ===============================================

                             Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)


                                         Pension Benefits              Other Benefits
                                 --------------------------------------------------------------
                                       1998             1997            1998         1997
                                 --------------------------------------------------------------
Weighted-average assumptions
   as of December 31
      Discount rate                      6.50%            6.75%           6.50%        6.75%
      Expected return on plan
     assets                        8.50% - 9.50%    8.50% - 9.50%
      Rate of compensation
     increase                            4.50%            4.50%

                                   Pension Benefits                 Other Benefits
                           ----------------------------------------------------------------------
                               1998       1997        1996        1998       1997        1996
                           ----------------------------------------------------------------------
                                                    (In Thousands)
Components of net periodic
  benefit cost:
     Annual service cost      $5,830     $ 4,849     $5,091      $287       $ 252       $236
     Less employee
        contribution           2,002       1,850      1,842       -          -           -
                           ----------------------------------------------------------------------
     Net service cost          3,828      2,999       3,249       287        252         236
     Interest cost             6,726      6,266       6,014       494        499         485
     Expected return on
        plan assets           (8,463)    (7,511)     (6,634)        -          -           -
     Amortization of prior
        service cost             195        233         -          31         31          31
     Amortization of
        transition
        obligation               311        311        311        214        214         214
     Amortization of
        (gains) losses          (201)      (201)       (201)       -          5           19
                           ----------------------------------------------------------------------
Net periodic pension cost     $2,396      $2,097     $2,739      $1,026      $1,001     $985
                           ======================================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $98,043,000, $91,596,000, and $83,739,000, respectively,  as of  December  31,  1998 and  $1,266,889,  $1,184,489,  and $0,
respectively, as of December 31, 1997.

                             Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $110,965,000, $101,414,000 and $95,535,000, respectively,  as  of  December  31,  1998  and  $79,852,000,  $70,565,000,  and
$77,023,000, respectively, as of December 31, 1997.


The Company's nonpension postretirement plan is funded as costs are incurred. The plan is contributory, with employee contributions adjusted for general inflation or inflation in costs under the plan. The plan was amended in 1993 to cap employer contributions at 1993 levels. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is immaterial.

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $4,672,000, $2,l26,000, and $2,250,000 for the years ended December 31, 1998, 1997, and
1996, respectively. The Company's matching expense for 1998 reflects $2,920,000 of expense related to Siliconix Incorporated, which was acquired effective March 2, 1998.

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have defined benefit pension plans. The Company acquired 100% of TEMIC Semiconductor GmbH on March 2, 1998, including its pension plan. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to the German plans.



                                                                Pension Benefits
                                                      -------------------------------------
                                                             1998               1997
                                                      --------------------------------------
                                                                  (In Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year                 $ 64,758           $ 70,398
   Service cost                                                 510                107
   Interest cost                                              6,025              4,261
   Actuarial losses                                           6,855              3,177
   Acquisition                                               34,536                 -
   Benefits paid                                             (5,036)            (3,273)
   Foreign currency translation                               4,122             (9,912)
                                                      --------------------------------------
Benefit obligation at end of year                         $ 111,770            $ 64,758
                                                      ======================================

Change in plan assets:
   Fair value of plan assets at beginning of year          $ 13,735            $ 13,734
   Actual return on plan assets                                 624                 259
   Company contributions                                      2,754               2,551
   Benefits paid                                             (2,872)             (2,426)
   Foreign currency translation                                 986                (383)
                                                      --------------------------------------
Fair value of plan assets at end of year                   $ 15,227            $ 13,735
                                                      ======================================


                             Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

                                                                Pension Benefits
                                                      -------------------------------------
                                                              1998               1997
                                                      --------------------------------------
                                                                    (In Thousands)
Funded status                                             $ (96,543)         $ (51,023)
Unrecognized net actuarial losses                             7,002              4,657
Unrecognized transition obligation (asset)                      (19)               (21)
Unamortized prior service cost                                  168                254
                                                      --------------------------------------
Net amount recognized                                     $ (89,392)         $ (46,133)
                                                      ======================================

Amounts recognized in the consolidated balance sheet consist of:
      Accrued benefit liability                           $ (99,476)         $ (52,193)
      Accumulated other comprehensive income                 10,084             6,060
                                                      --------------------------------------
Net amount recognized                                     $ (89,392)         $ (46,133)
                                                      ======================================

  Weighted-average assumptions as of December 31

    Discount rate                                          6.50%              7.00%
    Rate of compensation increase                          3.00%              2.50%


                                                            Pension Benefits
                                              ---------------------------------------------
                                                    1998           1997            1996
                                              ------------------------------------------------
                                                               (In Thousands)
Components of net periodic benefit cost:
    Service cost                                   $  510          $  107            $126
    Interest cost                                   6,025           4,261           5,082
    Expected return on plan assets                   (476)         (1,179)         (1,174)
    Amortization of prior service cost                 86             106             133
    Amortization of transition obligation              (2)            (4)              -
    Amortization of (gains) losses                     62              -               -
                                              ------------------------------------------------
Net periodic pension cost                          $6,205          $3,291          $4,167
                                              ================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the German pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were $111,770,000, $111,871,000, and $15,227,000, respectively, as of December 31, 1998 and
$64,758,000, 64,449,000, and $13,735,000, respectively, as of December 31, 1997.

                             Vishay Intertechnology, Inc.

10. Stock Options

The Company has three stock option programs. Under the 1995 Stock Option Program, certain key executives of the Company were granted options on March 3, 1995, to purchase 1,218,000 shares of the Company's common stock. The options were fully vested on the date of grant and expire March 1, 2000, with one-third exercisable at $22.89, one-third exercisable at $28.79, and one-third exercisable at $41.13. At December 31, 1998, all 1,218,000 options remain outstanding.

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998, to purchase 1,528,000 shares of the Company's common stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $20.42, one-third at $23.48, and one-third at $25.52. At December 31, 1998, all 1,528,000 options remain outstanding.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options on October 6, 1998 to purchase 852,000 shares of the Company's common stock. The options, which are exercisable at $10.50, vest evenly over a six-year period and expire March 16, 2008. At December 31, 1998, all 852,000 options remain outstanding and 648,000 options are available for grant under the Program.

The following table summarizes information concerning outstanding options at December 31, 1998:


                            Number of              Weighted              Weighted
      Range of               Options               Average                Average
      Exercise            Outstanding at          Remaining              Exercise
       Prices                12/31/98          Contractual Life            Price
------------------------------------------------------------------------------------------
$10.50                        852,000                9.76                  $10.50
$20.42-$28.79               2,340,000                6.52                  $24.07
$41.13                        406,000                1.17                  $41.13
                     ---------------------------------------------------------------------
Total                       3,598,000                6.70                  $22.79
                     =====================================================================

                             Vishay Intertechnology, Inc.

10. Stock Options (continued)

The  following is provided to comply with the  disclosure  requirements  of SFAS
123. If compensation cost for these programs had been determined using the fair-value method prescribed by SFAS 123, the Company's results for the year ended December 31, 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

Net (loss)                                            $(1,906)
Basic and diluted (loss) per share                    $ (0.03)


The weighted average fair value of the options granted in 1998 was estimated using the Black-Scholes option pricing model, with the assumptions presented below. For options granted in 1998 with an exercise price equal to the market value, the weighted average fair value was $6.52 and the weighted average exercise price was $14.51. For options granted in 1998 with an average exercise price greater than the market value, the weighted average fair value was $7.22 and the weighted average exercise price was $25.87.

                                    1998 Stock       1997 Stock
                                      Option           Option
                                     Program           Program
                                -----------------------------------

Expected dividend yield                  -                 -
Risk-free interest rate                4.2%              5.7%
Expected volatility                   48.3%             48.3%
Expected life (in years)               4.5               8


11. Leases

Total rental expense under operating leases was $23,703,000, $9,413,000, and $9,679,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
1999--$20,097,000;   2000--$17,026,000;   2001--$14,288,000;  2002--$12,523,000;
2003--$12,182,000; thereafter--$61,512,000.

                          Vishay Intertechnology, Inc.

12. Financial Instruments

The Company uses financial instruments in the normal course of its business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt and interest rate swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1998 and 1997, the Company had no significant concentrations of credit risk.

Interest Rate Swap Agreements

In connection with its multicurrency revolving line of credit, the Company entered into several interest rate swap agreements in August 1998 to exchange variable and fixed rate interest payment obligations without the exchange of the underlying principal amounts. As of December 31, 1998, the Company was a party to five interest rate swap agreements with a total notional amount of $300,000,000. Under these agreements, the Company paid a fixed rate of 6.35% and received a variable rate of 5.83% at December 31, 1998. These interest rate swap agreements mature in August 2003. There were no interest rate swap agreements outstanding at December 31, 1997. The fair value of the interest rate swap agreements at December 31, 1998 was ($7,572,000).

Cash and Cash Equivalents, Notes Payable, and Long-Term Debt

The carrying amounts reported in the consolidated balance sheet approximate fair value.

                          Vishay Intertechnology, Inc.

13. Current Vulnerability Due to Certain Concentrations

Sources of Supply

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers. Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder form primarily under annual contracts with domestic suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the worldOs annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Although the Company believes that there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand, and that the tantalum required by the Company has generally been available in sufficient quantities to meet requirements, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. Although palladium is currently found in South Africa and Russia, the Company believes that there are a sufficient number of domestic and foreign suppliers from which the Company can purchase palladium. However, an inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

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

                             Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data

Vishay Intertechnology, Inc. designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors and inductors and Active Electronic Components (Actives) consisting principally of diodes, transistors, power MOSFETS, power conversion and motor control integrated circuits.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income excluding amortization of intangibles and special charges. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). The operating results of Actives reflect the acquisition of 80.4% of Siliconix, Incorporated and 100% of TEMIC Semiconductor GmbH as of March 2, 1998 and Lite-On Power Semiconductor as of July 1, 1997. Business segment assets are the owned or allocated assets used by each business.

The corporate component of operating income represents corporate selling, general, and administrative expenses. Corporate assets include corporate cash, property, plant, and equipment, and certain other assets.

                                                            December 31

                                                 1998             1997            1996
                                         ---------------------------------------------------
                                                          (In Thousands)
Business Segment Information

Net Sales:
  Passives                                $1,027,902        $1,086,929      $1,097,979
  Actives                                    544,843             38,290              -
                                         ---------------------------------------------------
                                          $1,572,745         $1,125,219      $1,097,979
                                         ===================================================

Operating Income:
  Passives                                  $114,747           $138,185        $146,212
  Actives                                     51,516              2,959              -
  Corporate                                  (17,465)           (10,821)        (15,864)
  Unusual items                              (29,301)           (14,503)        (38,030)
  Purchased research and development         (13,300)                -               -
  Amortization of goodwill                   (12,272)            (7,218)         (6,494)
                                         ---------------------------------------------------
                                             $93,925           $108,602         $85,824
                                         ===================================================

                             Vishay Intertechnology, Inc.

14. Business Segment and Geographic Information (continued)

                                                               December 31
                                                   1998             1997            1996
                                          -----------------------------------------------------
                                                             (In Thousands)
Business Segment Information

Depreciation Expense:
  Passives                                      $74,173         $69,716          $68,513
  Actives                                        40,210           3,409               -
  Corporate                                         209             204              175
                                          -----------------------------------------------------
                                               $114,592         $73,329          $68,688
                                          =====================================================

Total Assets:
  Passives                                   $1,693,554      $1,506,191       $1,556,311
  Actives                                       750,875         211,684               -
  Corporate                                      18,315           1,773            2,204
                                          -----------------------------------------------------
                                             $2,462,744      $1,719,648       $1,558,515
                                          =====================================================

Capital Expenditures:
  Passives                                      $87,168         $69,617         $135,757
  Actives                                        59,969           8,285               -
  Corporate                                       4,545             172              519
                                          -----------------------------------------------------
                                               $151,682         $78,074         $136,276
                                          =====================================================

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Information (continued)

The following geographic area data include net sales based on revenues generated by subsidiaries located within that geographic area and property, plant, and equipment based on physical location:

d
                                                                 December 31
                                                    1998            1997             1996
                                            ---------------------------------------------------
                                                                (In Thousands)
Geographic Area Information

  Net Sales:
   United States                                  $659,845         $624,377        $557,935
   Germany                                         519,114          249,298         286,253
   Asia Pacific                                    185,784           44,647           8,439
   France                                          119,992          114,704         152,525
   Other                                            88,010           92,193          92,827
                                            ---------------------------------------------------
                                                $1,572,745       $1,125,219      $1,097,979
                                            ===================================================

  Property, Plant, and Equipment (Net):
   United States                                  $352,007         $205,784        $227,471
  Germany                                          153,423          110,827         156,944
  Israel                                           283,691          271,180         254,171
  Asia Pacific                                      67,051           42,522              94
  France                                            45,461           43,071          61,863
  Other                                             95,434           35,758          10,119
                                            ---------------------------------------------------
                                                  $997,067         $709,142        $710,662
                                            ===================================================

                                 Vishay Intertechnology, Inc.

15. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                             (In thousands, except per share amounts)


                                  First Quarter        Second Quarter        Third Quarter           Fourth Quarter

                                1998        1997       1998       1997      1998       1997         1998         1997
Net sales                     $348,744   $ 273,262  $ 412,844  $ 272,661  $ 399,499   $285,352    $411,658     $293,944
Gross profit                    85,204      65,604    102,392     65,630     97,595     70,392      98,447       65,573
Net earnings (loss)             16,536/1/   19,658     16,766     19,948     12,121     20,695     (37,211)/2/   (6,999)
Basic and diluted earnings
     (loss) per share/4/:       $  .24/1/    $ .29      $ .25      $ .30      $ .18      $ .30       $(.55)/2/    $(.10)/3/


                                   Total Year

                                1998           1997

Net sales                     $1,572,745     $1,125,219
Gross profit                     383,638        267,199
Net earnings (loss)                8,212         53,302
Basic and diluted earnings
     (loss) per share/4/:           $.12           $.79

/1/ A forward exchange contract loss ($6,269,000) reduced net earnings by $3,924,000 or $.06 per share in the first quarter of 1998.

/2/ Charges for restructuring ($6,244,000), impairment losses ($23,057,000), purchased research and development ($13,300,000), reduction of a deferred tax asset ($10,000,000), and other noncash charges ($1,815,000) reduced net earnings by $51,411,000 or $.76 per share in the fourth quarter of 1998.

/3/ Charges for restructuring ($12,605,000), various tax uncertainties ($10,000,000), forward exchange contract loss ($5,295,000), inventory reserves ($5,576,000), and a government settlement ($1,898,000) reduced net earnings by $27,692,000 or $.41 per share in the fourth quarter of 1997.

/4/ Adjusted to give retroactive effect to 5% stock dividends in June 1998 and 1997.

                          Vishay Intertechnology, Inc.

16. Subsequent Events

On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of approxiamtely $9,824,000 and recorded a noncash book loss of approximately ($11,500,000). Nicolitch had net sales of $24,000,000 and net loss of ($105,000) for 1998.