Form 10-Q
period 1999-03-31
VISHAY INTERTECHNOLOGY INC
filed 1999-05-17
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        38-1686453
---------------------------------                -------------------------------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                              Number)


63 Lincoln Highway, Malvern, Pennsylvania                                19355
-----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (610) 644-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

As of May 14, 1999 registrant had 59,377,186 shares of its Common Stock and 8,321,654 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q                                                         MARCH 31, 1999

                                    CONTENTS

                                                                   Page No.
                                                                   --------

PART I.              FINANCIAL INFORMATION

            Item 1.  Consolidated Condensed Balance Sheets -         3-4
                     March 31, 1999 and December 31, 1998

                     Consolidated Condensed Statements of             5
                     Operations - Three Months Ended
                     March 31, 1999 and 1998

                     Consolidated Condensed Statements of             6
                     Cash Flows - Three Months Ended
                     March 31, 1999 and 1998

                     Notes to Consolidated Condensed                 7-8
                     Financial Statements

            Item 2.  Management's Discussion and Analysis            9-16
                     of Financial Condition and Results of
                     Operations

PART II.             OTHER INFORMATION                                17

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                           March 31                       December 31
ASSETS                                                                       1999                            1998
                                                                      --------------------            --------------------

CURRENT ASSETS
  Cash and cash equivalents                                                    $   91,808                      $  113,729
  Accounts receivable                                                             277,548                         276,270
  Inventories:
    Finished goods                                                                180,062                         196,551
    Work in process                                                               123,135                         136,393
    Raw materials                                                                 122,377                         113,194
  Deferred income taxes                                                            36,370                          53,389
  Prepaid expenses and other current assets                                        77,550                          67,045
                                                                      --------------------            --------------------
                             TOTAL CURRENT ASSETS                                 908,850                         956,571



PROPERTY AND EQUIPMENT - AT COST
  Land                                                                             56,240                          59,146
  Buildings and improvements                                                      256,673                         270,095
  Machinery and equipment                                                       1,021,343                       1,039,050
  Construction in progress                                                         59,436                          69,534
  Allowance for depreciation                                                     (447,187)                       (440,758)
                                                                      --------------------            --------------------
                                                                                  946,505                         997,067



GOODWILL                                                                          418,108                         432,558





OTHER ASSETS                                                                       87,574                          76,548
                                                                      --------------------            --------------------
                                                                               $2,361,037                      $2,462,744
                                                                      ====================            ====================

                                                                           March 31                       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999                            1998
                                                                      --------------------            --------------------

CURRENT LIABILITIES
  Notes payable to banks                                                       $   26,455                      $   20,253
  Trade accounts payable                                                           75,410                          92,656
  Payroll and related expenses                                                     69,915                          70,490
  Other accrued expenses                                                           95,718                         111,420
  Income taxes                                                                     20,108                          17,425
  Current portion of long-term debt                                                 3,421                           4,544
                                                                      --------------------            --------------------
                        TOTAL CURRENT LIABILITIES                                 291,027                         316,788

LONG-TERM DEBT                                                                    790,580                         814,838

DEFERRED INCOME TAXES                                                              66,684                          68,933

DEFERRED INCOME                                                                    55,757                          59,264

MINORITY INTEREST                                                                  54,194                          51,858

OTHER LIABILITIES                                                                  25,868                          25,174

ACCRUED PENSION COSTS                                                             115,082                         123,370

STOCKHOLDERS' EQUITY
  Common stock                                                                      5,935                           5,935
  Class B common stock                                                                832                             832
  Capital in excess of par value                                                  990,561                         990,328
  Retained earnings                                                                15,172                          14,354
  Accumulated other comprehensive income                                          (49,414)                         (7,799)
  Unearned compensation                                                            (1,241)                         (1,131)
                                                                      --------------------            --------------------
                                                                                  961,845                       1,002,519
                                                                      --------------------            --------------------
                                                                               $2,361,037                      $2,462,744
                                                                      ====================            ====================



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             1999                            1998
                                                                      --------------------            --------------------

Net sales                                                                        $423,058                        $348,744
Costs of products sold                                                            323,168                         263,540
                                                                      --------------------            --------------------
                                     GROSS PROFIT                                  99,890                          85,204

Selling, general, and administrative expenses                                      62,497                          45,934
Amortization of goodwill                                                            3,292                           2,273
                                                                      --------------------            --------------------
                                 OPERATING INCOME                                  34,101                          36,997

Other income (expense):
  Interest expense                                                                (12,880)                         (8,228)
  Loss on disposal of subsidiary                                                  (10,073)                          -
  Other                                                                            (1,287)                         (5,479)
                                                                      --------------------            --------------------
                                                                                  (24,240)                        (13,707)
                                                                      --------------------            --------------------

         EARNINGS BEFORE INCOME TAXES                                               9,861                          23,290

Income taxes                                                                        9,043                           6,754
                                                                      --------------------            --------------------
                                     NET EARNINGS                                    $818                         $16,536
                                                                      ====================            ====================


Basic and diluted earnings per share                                                $0.01                           $0.24
                                                                      ====================            ====================

Weighted average shares outstanding - assuming dilution                            67,730                          67,628

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            1999                           1998
                                                                     -------------------            -------------------

OPERATING ACTIVITIES
  Net earnings                                                                 $    818                      $  16,536
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                              35,735                         27,739
      Loss on sale of subsidiary                                                 10,073                              0
      Other                                                                      (7,298)                        (7,584)
      Changes in operating assets and liabilities                               (31,068)                       (28,797)
                                                                     -------------------            -------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                     8,260                          7,894

INVESTING ACTIVITIES
  Purchases of property and equipment                                           (25,026)                       (35,001)
  Proceeds from sale of property and equipment                                      723                            836
  Proceeds from sale of subsidiary                                                9,118                              0
  Purchase of businesses, net of cash acquired                                        0                       (479,079)
                                                                     -------------------            -------------------
    NET CASH USED IN INVESTING ACTIVITIES                                       (15,185)                      (513,244)

FINANCING ACTIVITIES
  Net proceeds(payments) on revolving credit lines                              (16,735)                       526,223
  Proceeds from long-term borrowings                                                296                          3,104
  Payments on long-term borrowings                                               (1,978)                        (1,081)
  Net proceeds on short-term borrowings                                           6,689                          2,118
                                                                     -------------------            -------------------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                                                      (11,728)                       530,364
Effect of exchange rate changes on cash                                          (3,268)                          (345)
                                                                     -------------------            -------------------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                          (21,921)                        24,669

Cash and cash equivalents at beginning of period                                113,729                         55,263
                                                                     -------------------            -------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 91,808                      $  79,932
                                                                     ===================            ===================


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 1999

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1998.

Note 2:   Earnings Per Share

The number of shares used in the calculation of basic earnings per common share were 67,558,000 and 67,545,000 for the quarters ended March 31, 1999 and 1998, respectively. The number of shares used in the calculation of diluted earnings per common share were 67,730,000 and 67,628,000 for the quarters ended March 31, 1999 and 1998, respectively. For the quarter ended March 31, 1999, options to purchase 3,474,000 shares at prices ranging from $20.42 to $41.14 per share were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the 5% stock dividend paid on June 11, 1998.

Note 3: Business Segment  Information

The Company designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) and Active Electronic Components (Actives). The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income excluding amortization of intangibles. The corporate component of operating income represents corporate selling, general, and administrative expenses.

                                                     Three Months Ended
                                                          March 31,

                                                  1999                 1998
                                               ------------------------------
                                                       (In thousands)

Business Segment Information

Net Sales:

     Passives                                    $251,532             $280,014
     Actives                                      171,526               68,730
                                                 --------             --------
                                                 $423,058             $348,744
                                                 --------             --------

Operating Income:

      Passives                                  $ 16,619             $ 37,292
      Actives                                     23,338                5,402
      Corporate                                   (2,564)              (3,424)
      Amortization of goodwill                    (3,292)              (2,273)
                                                --------             --------
                                                $ 34,101             $ 36,997
                                                --------             --------


Note 4: Comprehensive Income

Total  comprehensive   income  (loss)  includes  the  following  components  (in
thousands):

                                                     Three Months Ended
                                                          March 31,

                                                  1999                 1998
                                               ------------------------------

Net Income                                       $    818             $ 16,536

Other comprehensive income (loss):
      Foreign currency translation adjustment     (42,149)             (11,395)
      Pension liability adjustment, net of tax        534                  139
                                                 --------             --------
Total other comprehensive income (loss)           (41,615)             (11,256)
                                                 --------             --------

Comprehensive income (loss)                      $(40,797)            $  5,280
                                                 --------             --------


Note 5: Income Taxes

The effective tax rate for the quarter ended March 31, 1999 was 91.7% as compared to 29.0% for the quarter ended March 31, 1998. The unusual effective tax rate for the quarter ended March 31, 1999 was due to the following: (i) the non tax deductibility on the pre tax loss on the sale of Nicolitch, S.A.
($10,073,000); (ii) the tax expense recorded on the sale of Nicolitch, S.A.($1,416,000); and (iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the quarter ended March 31, 1999 would have been 27%.

Note 6: Sale of Subsidiary

On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of $9,118,000 and recorded a non cash book loss of $11,489,000, including tax expense of $1,416,000.

Note 7: Other Income

For the quarter ended March 31, 1998, the Company recorded a pretax loss of $6,269,000 related to a forward exchange contract entered into to set the purchase price in connection with the TEMIC acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

         Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                       Quarter ended March 31,
                                                        1999            1998
                                                        ----            ----

Cost of products sold                                   76.4%           75.6%
Gross profit                                            23.6            24.4
Selling, general and
   administrative expenses                              14.8            13.2
Operating income                                         8.1            10.6
Earnings before income taxes                             2.3             6.7
Effective tax rate                                      91.7            29.0
Net earnings                                             0.2             4.7


Net Sales

         Net sales for the quarter ended March 31, 1999 increased $74,314,000 or 21.3% from the quarter ended March 31, 1998 and $11,400,000 or 2.8% from the quarter ended December 31, 1998. The increase in net sales for the quarter ended March 31, 1999 as compared to the prior year `s period relates to the acquisition of TEMIC, which became effective March 1, 1998. Net sales of TEMIC for the quarter ended March 31, 1999 were $154,778,000 as compared to $49,947,000 in the prior year quarter. The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Exclusive of TEMIC in both periods, net sales would have decreased by $30,517,000 or 10.2%. The strengthening of the U.S. dollar against foreign currencies for the quarter ended March 31, 1999 in comparison to the prior year quarter, resulted in a decrease in reported sales of $5,213,000. The passive components business net sales were $251,532,000 for the quarter ended March 31, 1999 compared to $280,014,000 for the prior year period. Net sales of the passive components business were negatively affected by significant price erosion, which began in the second quarter 1998.

Costs of Products Sold

         Costs of products sold for the quarter ended March 31, 1999 was 76.4% of net sales, as compared to 75.6% of net sales, for the quarter ended March 31, 1998 and 76.1% of net sales, for the quarter ended December 31, 1998. Gross profit, as a percentage of net sales, for the quarter ended March 31, 1999 decreased from the prior year's period mainly due to the passive components business. The passive components business gross profit margins were 19.8% for the quarter ended March 31, 1999 as compared to 24.5% for the prior year's period. Profitability for the passive components business was negatively affected by significant price erosion, which began in the second quarter of 1998. The semiconductor components gross margins were 30.1% for the quarter ended March 31, 1999 as compared to 24.3% for the prior year's period. The increase in the gross margins of the semiconductor components business is due to the TEMIC acquisition, which recorded gross margins of 31.7% for the quarter ended March 31, 1999 as compared to a gross margin of 28.2% for the month ended March 31, 1998.

         Israeli government grants, recorded as a reduction of costs of products sold, were $3,422,000 for the quarter ended March 31, 1999, as compared to $3,043,000 for the prior year's period. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at March 31, 1999 relating to Israeli government grants was $55,757,000 as compared to $59,264,000 at December 31, 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter ended March 31, 1999 were 14.8% of net sales, as compared to 13.2% of net sales for the quarter ended March 31, 1998, and 15.0% of net sales for the quarter ended December 31, 1998. The increased selling, general and administrative expenses for the quarter ended March 31, 1999 as compared to the prior year's period, were primarily due to the acquisition of TEMIC, for which selling, general and administrative expenses were 17.0% for the quarter ended March 31, 1999.

Interest Expense

         Interest costs increased by $4,652,000 for the quarter ended March 31, 1999, from the comparable prior year period, due to the increase in bank borrowings necessary to fund the TEMIC acquisition. The Company had net borrowings of $444,000,000 from a group of banks to finance the acquisition of TEMIC. Interest expense, for the quarter ended March 31, 1999, decreased by $1,065,000 from the quarter ended December 31, 1998, due to payments of long term debt in the fourth quarter of 1998 and also in the first quarter ended March 31, 1999.

Other Income

         Included in other income for the quarter ended March 31, 1998 is a loss of $6,269,000 related to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition). Other income also includes a charge for minority interest of $2,519,000 for the quarter ended March 31, 1999 and $371,000 for the quarter ended March 31, 1998.

Loss on sale of subsidiary

         The Company recognized a pre-tax loss of $10,073,000 relating to the previously announced sale of Nicolitch, S.A., a French manufacturer of printed circuit boards to Leonische Drahwerke AG of Nuremberg, Germany, which was completed on March 26, 1999.

Income Taxes

         The effective tax rate for the quarter ended March 31, 1999 was 91.7% as compared to 29.0% for the comparable prior year period. The higher tax rate for the quarter ended March 31,1999 was primarily due to the non tax deductibility of the loss on the sale of Nicolitch, S.A. . Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate for the quarter ended March 31, 1999 would have been 27.0%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $2,998,000 and $3,370,000 for the quarters ended March 31, 1999 and 1998, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or fifteen years.


Financial Condition and Liquidity

         Cash flows from operations were $8,260,000 for the quarter ended March 31, 1999 compared to $7,894,000 for the comparable prior year period. Net purchases of property and equipment for the quarter ended March 31, 1999 were $25,026,000 compared to $35,001,000 in the prior year's period. Net cash provided by financing activities of $530,364,000 for the quarter ended March 31, 1998 included approximately $479,000,000 used to finance the acquisition of TEMIC, net of cash acquired.

         The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of March 31, 1999, approximately 275 of such employees have been terminated and $9,124,000 of the termination costs have been paid. The restructuring plan is expected to be completed by December 31, 1999. The Company incurred restructuring expense of $5,694,000 for the year ended December 31, 1998. The expense consisted of employee termination costs covering approximately 182 technical, production, administrative and support employees located in Germany and the United Kingdom. As of March 31, 1999, approximately 136 employees had been terminated and $2,602,000 of this severance had been paid. The restructuring plan is expected to be completed by December 31, 1999. In connection with the acquisition of TEMIC, Vishay recorded restructuring liabilities of $30,471,000. Approximately $25,197,000 of this liability relates to employee termination costs covering approximately 498 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $5,274,000 relates to provisions for certain assets, contract cancellations, and other costs and $960,000 relates to other costs. As of March 31, 1999, approximately 93 of such employees have been terminated and $12,527,000 of the termination costs have been paid. The balance of $16,984,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out by December 31, 1999.

         The Company's financial condition at March 31, 1999 is strong, with a current ratio of 3.1 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .82 to 1 at March 31, 1999 and .81 at December 31, 1998.


Year 2000

         Many existing computer systems and software products, including hardware platforms and software applications used by the Company in its various divisions world-wide (a portion of which are provided by outside suppliers), accept only two digit entries in the date code field. As a result, computer programs or hardware that have date-sensitive software or embedded chips may not properly distinguish 21st century dates from the 20th century dates. This could result in system failure or miscalculations causing disruption of operations.

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

         The Company currently estimates the total cost of its Year 2000 project to be $1,400,000. At March 31, 1999, the Company has incurred approximately $1,000,000 of costs in connection with its Year 2000 project. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

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

               The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including the need for the Company to timely bring to market new products and applications to meet customer's changing needs.

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

               The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions, as described in the Introduction and Background to this Item, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products. During 1998, restructuring costs were particularly high as a result of the Company's accelerated effort to streamline operations in response to the continued weakness in the internal electronic components market.

               When the Company restructures its operations in response to changing economic conditions, particularly in Europe, labor unrest may occur, which could have an adverse effect on the Company.

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

               The Company's historic growth in revenues and net earnings have resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future. From time to time, when the Company is in the process of pursuing a strategic acquisition, the Company or the acquisition target may feel compelled for securities and other legal reasons to announce the potential acquisition or the Company's desire to enter a certain market prior to entering into informal agreements. As a result, there can be no assurance that the Company will consummate any such acquisition.

               The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies and achievement of significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China. The Company's inability to achieve any of these goals could have as adverse effect on the Company's results of operations.

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

               Management of the Company believes it has an effective program in place to resolve the year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. In the event that the Company's systems are not rendered year 2000 compliant in a timely manner, the Company may experience significant disruptions in its operations including taking customer orders, manufacturing and shipping products, invoicing customers or collecting payments. In additions, disruptions in the economy generally resulting from year 2000 issues could also materially affect the company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Market Risk Disclosure

         There has been no material change in the Company's exposure to market risk since December 31, 1998. The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company's policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

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

Date: May 14, 1999