Form 10-Q
period 1999-06-30
VISHAY INTERTECHNOLOGY INC
filed 1999-08-16
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

As of August 12, 1999 registrant had 74,245,218 shares of its Common Stock and 10,375,246 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                             FORM 10-Q JUNE 30, 1999

                                    CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

          Item 1.          Consolidated Condensed Balance Sheets -         3-4
                           June 30, 1999 and December 31, 1998


                           Consolidated Condensed Statements of             5
                           Operations - Three Months Ended
                           June 30, 1999 and 1998


                           Consolidated Condensed Statements of             6
                           Operations - Six Months Ended
                           June 30, 1999 and 1998


                           Consolidated Condensed Statements of             7
                           Cash Flows - Six Months Ended
                           June 30, 1999 and 1998


                           Notes to Consolidated Condensed                 8-10
                           Financial Statements


          Item 2.          Management's Discussion and Analysis            11-18
                           of Financial Condition and Results of
                           Operations


PART II. OTHER INFORMATION                                                    19

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                      June 30        December 31
ASSETS                                                 1999             1998
                                                    -----------     -----------

CURRENT ASSETS
  Cash and cash equivalents                         $    93,855     $   113,729
  Accounts receivable                                   298,802         276,270
  Inventories:
    Finished goods                                      164,892         196,551
    Work in process                                     132,111         136,393
    Raw materials                                       122,141         113,194
  Deferred income taxes                                  51,679          53,389
  Prepaid expenses and other current assets              81,328          67,045
                                                    -----------     -----------
                   TOTAL CURRENT ASSETS                 944,808         956,571



PROPERTY AND EQUIPMENT - AT COST
  Land                                                   55,351          59,146
  Buildings and improvements                            255,232         270,095
  Machinery and equipment                             1,060,747       1,039,050
  Construction in progress                               65,910          69,534
  Allowance for depreciation                           (488,482)       (440,758)
                                                    -----------     -----------
                                                        948,758         997,067



GOODWILL                                                412,153         432,558





OTHER ASSETS                                             65,008          76,548
                                                    -----------     -----------
                                                    $ 2,370,727     $ 2,462,744
                                                    ===========     ===========


See notes to consolidated condensed financial statements

                                                      June 30       December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                   1999            1998
                                                    -----------     -----------

CURRENT LIABILITIES
  Notes payable to banks                            $    32,900     $    20,253
  Trade accounts payable                                 81,004          92,656
  Payroll and related expenses                           76,102          70,490
  Other accrued expenses                                102,712         111,420
  Income taxes                                           18,895          17,425
  Current portion of long-term debt                      17,673           4,544
                                                    -----------     -----------
              TOTAL CURRENT LIABILITIES                 329,286         316,788

LONG-TERM DEBT                                          751,983         814,838

DEFERRED INCOME TAXES                                    66,719          68,933

DEFERRED INCOME                                          55,633          59,264

MINORITY INTEREST                                        56,581          51,858

OTHER LIABILITIES                                        25,356          25,174

ACCRUED PENSION COSTS                                   111,862         123,370

STOCKHOLDERS' EQUITY
  Common stock                                            7,424           5,935
  Class B common stock                                    1,038             832
  Capital in excess of par value                        989,029         990,328
  Retained earnings                                      35,353          14,354
  Accumulated other comprehensive income                (58,273)         (7,799)
  Unearned compensation                                  (1,264)         (1,131)
                                                    -----------     -----------
                                                        973,307       1,002,519
                                                    -----------     -----------
                                                    $ 2,370,727     $ 2,462,744
                                                    ===========     ===========


See notes to consolidated condensed financial statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                        Three Months Ended
                                                             June 30,
                                                       1999            1998
                                                    -----------     -----------

Net sales                                           $   425,323     $   412,844
Costs of products sold                                  316,642         310,452
                                                    -----------     -----------
                           GROSS PROFIT                 108,681         102,392

Selling, general, and administrative expenses            61,775          64,354
Amortization of goodwill                                  3,221           3,266
                                                    -----------     -----------
                       OPERATING INCOME                  43,685          34,772

Other income (expense):
  Interest expense                                      (13,115)        (12,856)
  Other                                                  (2,925)          1,371
                                                    -----------     -----------
                                                        (16,040)        (11,485)
                                                    -----------     -----------

         EARNINGS BEFORE INCOME TAXES                    27,645          23,287

Income taxes                                              7,464           6,521
                                                    -----------     -----------
                           NET EARNINGS             $    20,181     $    16,766
                                                    ===========     ===========


Basic and diluted earnings per share                $      0.24     $      0.20
                                                    ===========     ===========

Weighted average shares outstanding -
   assuming dilution                                     85,282          84,541


See notes to consolidated condensed financial statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                            Six Months Ended
                                                               June 30,
                                                        1999            1998
                                                    --------------  ------------

Net sales                                           $   848,381     $   761,588
Costs of products sold                                  639,810         573,992
                                                    -----------     -----------
                  GROSS PROFIT                          208,571         187,596

Selling, general, and administrative expenses           124,272         110,288
Amortization of goodwill                                  6,513           5,539
                                                    -----------     -----------
              OPERATING INCOME                           77,786          71,769

Other income (expense):
  Interest expense                                      (25,995)        (21,084)
  Loss on disposal of subsidiary                        (10,073)           --
  Other                                                  (4,212)         (4,108)
                                                    -----------     -----------
                                                        (40,280)        (25,192)
                                                    -----------     -----------

         EARNINGS BEFORE INCOME TAXES                    37,506          46,577

Income taxes                                             16,507          13,275
                                                    -----------     -----------
                  NET EARNINGS                      $    20,999     $    33,302
                                                    ===========     ===========


Basic and diluted earnings per share                $      0.25     $      0.39
                                                    ===========     ===========

Weighted average shares outstanding -
   assuming dilution                                     85,168          84,535



See notes to consolidated condensed financial statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                          Six Months Ended
                                                              June 30,
                                                       1999             1998
                                                    -----------     -----------
OPERATING ACTIVITIES
  Net earnings                                      $    20,999     $    33,302
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                      73,009          61,971
      Loss on sale of subsidiary                         10,073               0
      Other                                              13,647         (12,086)
      Changes in operating assets and liabilities       (54,252)        (35,735)
                                                    -----------     -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            63,476          47,452

INVESTING ACTIVITIES
  Purchases of property and equipment                   (60,504)        (60,596)
  Proceeds from sale of property and equipment            1,149           3,414
  Proceeds from sale of subsidiary                        9,118               0
  Sale of business                                            0         100,000
  Purchase of businesses, net of cash acquired                0        (520,543)
                                                    -----------     -----------
    NET CASH USED IN INVESTING ACTIVITIES               (50,237)       (477,725)

FINANCING ACTIVITIES
  Net proceeds(payments) on revolving credit lines      (40,189)        489,190
  Proceeds from long-term borrowings                      3,316           1,590
  Payments on long-term borrowings                       (5,947)         (1,611)
  Net proceeds on short-term borrowings                  13,488           2,550
                                                    -----------     -----------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                              (29,332)        491,719
Effect of exchange rate changes on cash                  (3,781)           (424)
                                                    -----------     -----------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  (19,874)         61,022

Cash and cash equivalents at beginning of period        113,729          55,263
                                                    -----------     -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    93,855     $   116,285
                                                    ===========     ===========


See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 1999

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

Note 2:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                           Three Months Ended   Six Months Ended
                                                 June 30            June 30
                                              1999    1998       1999      1998
                                              ----    ----       ----      ----
Numerator:
     Net income                             $20,181   $16,766   $20,999   $33,302
                                            -------   -------   -------   -------

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares                          84,482    84,444    84,481    84,438

Effect of dilutive securities:
     Stock appreciation rights                  353      --         353      --
     Employee stock options                     392      --         279      --
     Other                                       55        97        55        97
                                            -------   -------   -------   -------
     Dilutive potential common shares           800        97       687        97

         Denominator for diluted earnings
           per share - adjusted weighted
           average shares                    85,282    84,541    85,168    84,535

Basic earnings per share                    $  0.24   $  0.20   $  0.25   $  0.39
                                            =======   =======   =======   =======

Diluted earnings per share                  $  0.24   $  0.20   $  0.25   $  0.39
                                            =======   =======   =======   =======

         For the quarter and six months ended June 30, 1999, options to purchase 3,859,000 and 3,972,000 shares, respectively, at prices ranging from $18.31 to $32.91 per share were not included in the computation of diluted earnings per share because the options' exercise price were greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the five-for-four stock split paid on June 22, 1999.

         In connection with the acquisition of LPSC, the Company issued stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive, in stock, the increase in value on the equivalent of 2,133,000 shares of the Company's stock above $17.52 per share. For the quarter and six months ended, June 30, 1999, 353,000 shares were included in the calculation of diluted earnings per share because the closing market price of the common shares on June 30, 1999 ($21.00) was greater than the strike price of $17.52.

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


                                   Three Months Ended        Six Months Ended
                                       June 30                   June 30
                                   1999        1998           1999       1998
                                   ----        ----           ----       ----
Business Segment Information
                                    (In thousands)              (In thousands)
Net Sales:
     Passives                    $ 246,440    $ 256,263    $ 497,972    $ 536,277
     Actives                       178,883      156,581      350,409      225,311
                                 ---------    ---------    ---------    ---------
                                 $ 425,323    $ 412,844    $ 848,381    $ 761,588
                                 ---------    ---------    ---------    ---------


Operating Income:
      Passives                   $  23,202    $  32,904    $  39,821    $  70,196
      Actives                       25,991        9,326       49,329       14,728
      Corporate                     (2,287)      (4,192)      (4,851)      (7,616)
      Amortization of goodwill      (3,221)      (3,266)      (6,513)      (5,539)
                                 ---------    ---------    ---------    ---------
                                 $  43,685    $  34,772    $  77,786    $  71,769
                                 ---------    ---------    ---------    ---------

Note 4: Comprehensive Income

         Total comprehensive income (loss) includes the following components (in thousands):

                                                Three Months Ended      Six Months Ended
                                                     June 30                 June 30
                                                 1999       1998        1999       1998
                                                 ----       ----        ----       ----
Net Income                                     $ 20,181    $ 16,766    $ 20,999    $ 33,302

Other comprehensive income (loss):
   Foreign currency translation adjustment      (10,292)      4,089     (52,441)     (7,306)
   Pension liability adjustment, net of  tax      1,433         (84)      1,967          55
                                               --------    --------    --------    --------

Total other comprehensive income (loss)          (8,859)      4,005     (50,474)     (7,251)
                                               --------    --------    --------    --------

Comprehensive income (loss)                    $ 11,322    $ 20,771    ($29,475)   $ 26,051
                                               --------    --------    --------    --------

Note 5: Income Taxes

         The effective tax rate for the six months ended June 30, 1999 was 44.0% as compared to 28.5% for the six months ended June 30, 1998. The unusual effective tax rate for the six months ended June 30, 1999 was due to the following: (i) the non tax deductibility of the pretax loss on the sale of Nicolitch, S.A. ($10,073,000); (ii) the tax expense recorded on the sale of Nicolitch, S.A.($1,416,000); and (iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the six months ended June 30, 1999 would have been 27%.

Note 6: Sale of Subsidiary

         On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of $9,118,000 and recorded a non cash book loss of $11,489,000, including tax expense of $1,416,000.

Note 7: Other Income

         For the six months ended June 30, 1998, the Company recorded a pretax loss of $6,269,000 related to a forward exchange contract entered into to set the purchase price in connection with the TEMIC acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

         Income statement captions as a percentage of sales and the effective tax rates were as follows:
                                     Three Months ended   Six Months Ended
                                          June 30              June 30
                                     1999      1998       1999       1998
                                     ----      ----       ----        ----

Cost of products sold                74.4%      75.2%      75.4%      75.4%
Gross profit                         25.6       24.8       24.6       24.6
Selling, general and
    administrative expenses          14.5       15.6       14.6       14.5
Operating income                     10.3        8.4        9.2        9.4
Earnings before income taxes          6.5        5.6        4.4        6.1
Effective tax rate                   27.0       28.0       44.0       28.5
Net earnings                          4.7        4.1        2.5        4.4

Net Sales

         Net sales for the quarter and six months ended June 30, 1999 increased $12,479,000 or 3.0% and $86,793,000 or 11.4% from the comparable periods of the prior year. The increase in net sales for the quarter and six months ended June 30, 1999, as compared to the prior year's periods, relates primarily to the acquisition of TEMIC, which became effective March 1, 1998. Net sales of TEMIC for the quarter and six months ended June 30, 1999 were $161,207,000 and $315,985,000 as compared to $137,708,000 and $187,655,000, respectively, in the prior year's periods. The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Exclusive of TEMIC for the six months ended June 30, 1999 and 1998, respectively, net sales would have decreased by $41,537,000 or 7.2%. The strengthening of the U.S. dollar against foreign currencies for the quarter ended June 30, 1999, in comparison to the prior year's period, resulted in a decrease in reported sales of $4,271,000. For the six months ended June 30, 1999, the impact of the U. S. dollar against foreign currencies, in comparison to the prior year's period, was immaterial. The passive components business net sales were $246,440,000 and $497,972,000 for the quarter and six months ended June 30, 1999, respectively, compared to $256,263,000 and $536,277,000, respectively, for the prior year's periods. Net sales of the passive components business were negatively affected primarily by capacity constraints for high volume, lower margin tantalum capacitor products.

Costs of Products Sold

         Costs of products sold for the quarter and six months ended June 30, 1999 were 74.4% and 75.4% of net sales, respectively, as compared to 75.2% and 75.4% of net sales, for the quarter and six months ended June 30, 1998, respectively. Gross profit, as a percentage of net sales, increased to 25.6% for the quarter ended June 30, 1999 as compared to 23.6% for the quarter ended March 31, 1999.Gross profit, as a percentage of net sales, for the quarter ended June 30, 1999 increased from the prior year's period mainly due to the semiconductor components business. The semiconductor components gross margins were 30.6% and 30.4%, respectively, for the quarter and six months ended June 30, 1999 as compared to 24.9% and 24.7%, respectively, for the prior year's periods.

         The increase in the gross margins of the semiconductor components business is due to the TEMIC acquisition, which recorded gross margins of 32.5% and 32.1%, respectively, for the quarter and six months ended June 30, 1999 as compared to gross margins of 26.5% and 27.0%, respectively, for the quarter and four months ended June 30, 1998. The increase in gross margins is mainly due to our Siliconix operation, where their gross margins have increased substantially as a result of stronger capacity utilization, an improved product mix and increased fab efficiencies. The passive components business gross profit margins were 21.9% and 20.8%, respectively, for the quarter and six months ended June 30, 1999 as compared to 24.7% and 24.6%, respectively, for the prior year's periods. Profitability for the passive components business was negatively affected by significant price erosion, which began in the second quarter of 1998.

         Israeli government grants, recorded as a reduction of costs of products sold, were $3,544,000 and $6,966,000 for the quarter and six months ended June 30, 1999, respectively, as compared to $3,288,000 and $6,271,000 for the prior year's periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at June 30, 1999 relating to Israeli government grants was $55,633,000 as compared to $59,264,000 at December 31, 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter and six months ended June 30, 1999 were 14.5% and 14.6% of net sales, as compared to 15.6% and 14.5% of net sales for the quarter and six months ended June 30, 1998, and 14.8% of net sales for the quarter ended March 31, 1999. The decrease in selling, general and administrative expenses for the quarter ended June 30, 1999 as compared to the prior year's period, was primarily due to the restructuring programs implemented at TEMIC. TEMIC's selling, general and administrative expenses were 16.6% and 16.8%, of net sales, for the quarter and six months ended June 30, 1999, as compared to 20.1% and 19.7% of net sales, respectively, for the quarter and four months ended June 30, 1998.

Interest Expense

         Interest costs increased by $4,911,000 for the six months ended June 30, 1999, from the comparable prior year period, due to the increase in bank borrowings necessary to fund the TEMIC acquisition. The Company had net borrowings of $444,000,000 from a group of banks to finance the acquisition of TEMIC.

Other Income

         Included in other income for the six months ended June 30, 1998 is a loss of $6,269,000 related to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition). Other income also includes a charge for minority interest of $2,652,000 and $5,171,000 for the quarter and six months ended June 30, 1999, respectively, as compared to $688,000 and

$1,059,000 for the quarter and six months ended June 30, 1998, respectively. Foreign exchange gains (losses) for the quarter and six months ended June 30, 1999, were $(903,000) and $(569,000), respectively, as compared to $661,000 and
$644,000 for the comparable prior year's periods.

Loss on Sale of Subsidiary

         The Company recognized a pre-tax loss of $10,073,000 relating to the previously announced sale of Nicolitch, S.A., a French manufacturer of printed circuit boards to Leonische Drahwerke AG of Nuremberg, Germany, which was completed on March 26, 1999.

Income Taxes

         The effective tax rate for the six months ended June 30, 1999 was 44.0% as compared to 28.5% for the comparable prior year period. The higher tax rate for the six months ended June 30,1999 was primarily due to the non tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate for the six months ended June 30, 1999 would have been 27.0%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $3,168,000 and $4,187,000 for the quarters ended June 30, 1999 and 1998, respectively and $6,166,000 and $7,577,000 for the six months ended June 30, 1999 and 1998, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations were $63,476,000 for the six months ended June 30, 1999 compared to $47,452,000 for the comparable prior year period. Net purchases of property and equipment for the six months ended June 30, 1999 were $60,504,000 compared to $60,596,000 in the prior year's period. Net cash provided by financing activities of $491,719,000 for the six months ended June 30, 1998 included approximately $550,000,000 used to finance the acquisition of TEMIC.

         The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in Germany and France. As of June 30, 1999, approximately 281 of such employees have been terminated and $9,189,000 of the termination costs has been paid. The restructuring plan is expected to be completed by December 31, 1999. The Company incurred restructuring expense of $5,694,000 for the year ended December 31, 1998. The expense consisted of employee termination costs covering approximately 182 technical, production, administrative and support employees located in Germany and the United Kingdom. As of June 30, 1999, approximately 148 employees have been terminated and $3,108,000 of this severance has been paid. The restructuring plan is expected to be completed by December 31, 1999. In connection with the acquisition of TEMIC, Vishay recorded restructuring liabilities of $30,471,000. Approximately $25,197,000 of this liability relates to employee termination costs covering approximately 498 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $5,274,000 relates to provisions for certain assets, contract cancellations and other costs. As of June 30, 1999, approximately 121 of such employees have been terminated and $13,641,000 of the termination costs has been paid. The balance of $15,870,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out by December 31, 1999.

         The Company's financial condition at June 30, 1999 is strong, with a current ratio of 2.9 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .77 at June 30, 1999 and .81 at December 31, 1998.

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

         The Company has accorded to each of its divisions, including those in its U.S., Asian, Israeli and European facilities, responsibility for (i) assessment of each division's business information systems and related business processes used in its operations for year 2000 readiness and (ii) implementation of remediation in those areas where year 2000 issues exist. Since each of the Company's divisions has its own unique hardware and software applications, different approaches to the year 2000 issue have been required based upon the circumstances and requirements of each specific division. In some instances, for example, specific divisions have hired external contractors to assist in addressing the year 2000 issues while in other instances, internal staff have focused on remediation of the systems. Where necessary, upgrades to year 2000 compliant versions of third party software have been purchased. In addition, the Company has begun to use the business application software of SAP for its Roederstein (U.S.) operations and for TELEFUNKEN's operations to address some of the issues of year 2000 compliance. The Company has fully tested all its systems, and as of June 30, 1999, all are year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of any modifications that are being implemented to make its systems year 2000 compliant.

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

         The Company currently estimates the total cost of its Year 2000 project to be $1,400,000. At June 30, 1999, the Company has incurred approximately $1,200,000 of costs in connection with its Year 2000 project.

         Management of the Company believes it has an effective program in place to resolve the year 2000 issues. As noted above, the Company has completed all necessary phases of the year 2000 program. However, disruptions in the economy generally resulting from year 2000 issues could also materially affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

                  The Company operates in a highly competitive environment, which includes significant competitive pricing pressures and intense competition for entry into new markets. The Company has experienced significant price erosion, particularly in its passive electronics conponents, in large part because of the competitive environment. Some trends may continue.

                  A slowdown in demand for passive electronic components or recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations. This factor was particularly evident in 1998 and continued into early 1999.

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

                  Approximately 63% of the Company's revenues are derived from operations and sales outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

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

                  The Company may be adversely affected by the costs and other effects associated with:

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

                           3. the effects of war or severe weather or other acts of God on the Company's operations, including disruptions at manufacturing facilities;

                           4. the effects of a disruption in the Company's computerized ordering systems; and

                           5. the effects of a disruption in the Company's communications systems.

                  Management of the Company believes it has an effective program in place to resolve the year 2000 issues. However, disruptions in the economy generally resulting from year 2000 issues could also materially affect the company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 1.  Legal Proceedings
                           Not applicable

Item 2.  Changes in Securities
                           Not applicable

Item 3.  Defaults Upon Senior Securities
                           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         (a)      The Company held its Annual Meeting of Stockholders on May 20,
                  1999.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 19, 1999, and all such nominees were elected.

         (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

                  (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders.

                Total Class A Common Stock voted was 47,954,305.

                                                                        Broker
                                 For            Against      Abstain   Non-votes
                              ---------         -------      -------   ---------

          Felix Zandman       47,225,164        729,141         0          0
          Avi D. Eden         47,225,379        728,926         0          0
          Robert A. Freece    47,222,641        731,664         0          0
          Richard N. Grubb    47,222,982        731,323         0          0
          Eliyahu Hurvitz     47,149,747        804,558         0          0
          Gerald Paul         47,225,379        728,926         0          0
          Edward Shils        47,220,662        733,643         0          0
          Luella B. Slaner    47,149,973        804,332         0          0
          Mark I. Solomon     47,224,930        729,375         0          0
          Jean-Claude Tine    47,218,572        735,733         0          0

                  Total Class B Common Stock voted was 8,272,356 in favor, 0 against, 0 abstained, and 0 broker non-votes.

         (ii) Approval of the Company's Amended and Restated Certificate of Incorporation. Total Class A Common Stock voted was 33,091,432 in favor, 14,729,997 against, 132,876 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 8,272,356 in favor, 0 against, 0 abstained, and 0 broker non-votes.

         (iii) Approval of the Company's existing performance-based compensation plan for its Chief Executive Officer. Total Class A Common Stock voted was 46,060,249 in favor, 1,682,667 against, 211,389 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 8,272,356 in favor, 0 against, 0 abstained, and 0 broker non-votes.

         (iv) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 1999. Total Class A Common Stock voted was 47,689,883 in favor, 187,604 against, 76,818 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 8,272,356 in favor, 0 against, 0 abstained, and 0 broker non-votes.

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

                                  VISHAY INTERTECHNOLOGY, INC.


                                  /s/ Richard N. Grubb
                                  ----------------------------------------------
                                  Richard N. Grubb
                                  Executive Vice President, Treasurer
                                  (Duly Authorized and Chief Financial Officer)


Date: August 13, 1999