Form 10-Q
period 1999-09-30
VISHAY INTERTECHNOLOGY INC
filed 1999-11-12
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

As of November 12, 1999 registrant had 74,281,911 shares of its Common Stock and 10,374,931 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q                      SEPTEMBER 30, 1999

                                    CONTENTS



                                                                        Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.          Consolidated Condensed Balance Sheets -         3-4
                           September 30, 1999 and December 31, 1998


                           Consolidated Condensed Statements of             5
                           Operations - Three Months Ended
                           September 30, 1999 and 1998


                           Consolidated Condensed Statements of             6
                           Operations - Nine Months Ended
                           September 30, 1999 and 1998


                           Consolidated Condensed Statements of             7
                           Cash Flows - Nine Months Ended
                           September 30, 1999 and 1998


                           Notes to Consolidated Condensed                 8-10
                           Financial Statements


          Item 2.          Management's Discussion and Analysis            11-18
                           of Financial Condition and Results of
                           Operations


PART II.          OTHER INFORMATION                                           19

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                     September 30    December 31
ASSETS                                                  1999            1998
                                                     -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                          $   102,055    $   113,729
  Accounts receivable                                    322,466        276,270
  Inventories:
    Finished goods                                       153,565        196,551
    Work in process                                      134,739        136,393
    Raw materials                                        119,811        113,194
  Deferred income taxes                                   52,051         53,389
  Prepaid expenses and other current assets               75,665         67,045
                                                     -----------    -----------
                            TOTAL CURRENT ASSETS         960,352        956,571



PROPERTY AND EQUIPMENT - AT COST
  Land                                                    55,436         59,146
  Buildings and improvements                             260,823        270,095
  Machinery and equipment                              1,060,914      1,039,050
  Construction in progress                                62,442         69,534
  Allowance for depreciation                            (499,354)      (440,758)
                                                     -----------    -----------
                                                         940,261        997,067



GOODWILL                                                 411,266        432,558





OTHER ASSETS                                              66,294         76,548
                                                     -----------    -----------
                                                     $ 2,378,173    $ 2,462,744
                                                     ===========    ===========

See notes to consolidated condensed financial statements.

                                                     September 30    December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                    1999             1998
                                                     -----------    -----------

CURRENT LIABILITIES
  Notes payable to banks                             $    31,508    $    20,253
  Trade accounts payable                                  82,721         92,656
  Payroll and related expenses                            79,380         70,490
  Other accrued expenses                                 103,838        111,420
  Income taxes                                            26,747         17,425
  Current portion of long-term debt                        3,827          4,544
                                                     -----------    -----------
                   TOTAL CURRENT LIABILITIES             328,021        316,788

LONG-TERM DEBT                                           724,168        814,838

DEFERRED INCOME TAXES                                     63,358         68,933

DEFERRED INCOME                                           52,088         59,264

MINORITY INTEREST                                         60,728         51,858

OTHER LIABILITIES                                         24,952         25,174

ACCRUED PENSION COSTS                                    115,767        123,370

STOCKHOLDERS' EQUITY
  Common stock                                             7,430          5,935
  Class B common stock                                     1,037            832
  Capital in excess of par value                         989,061        990,328
  Retained earnings                                       61,089         14,354
  Accumulated other comprehensive income                 (48,372)        (7,799)
  Unearned compensation                                   (1,154)        (1,131)
                                                     -----------    -----------
                                                       1,009,091      1,002,519
                                                     -----------    -----------
                                                     $ 2,378,173    $ 2,462,744
                                                     ===========    ===========



See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                          Three Months Ended
                                                             September 30,
                                                          1999          1998
                                                        ---------    ---------

Net sales                                               $ 443,711    $ 399,499
Costs of products sold                                    324,078      301,904
                                                        ---------    ---------
                                 GROSS PROFIT             119,633       97,595

Selling, general, and administrative expenses              64,320       62,946
Amortization of goodwill                                    3,214        3,048
                                                        ---------    ---------
                              OPERATING INCOME             52,099       31,601

Other income (expense):
  Interest expense                                        (13,664)     (14,009)
  Other                                                    (3,180)      (1,204)
                                                        ---------    ---------
                                                          (16,844)     (15,213)
                                                        ---------    ---------

         EARNINGS BEFORE INCOME TAXES                      35,255       16,388

Income taxes                                                9,519        4,267
                                                        ---------    ---------
                                 NET EARNINGS           $  25,736    $  12,121
                                                        =========    =========


Basic and diluted earnings per share                    $    0.30    $    0.14
                                                        =========    =========

Weighted average shares outstanding - assuming dilution    85,870       84,550


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                              Nine Months Ended
                                                                September 30,
                                                             1999           1998
                                                          -----------    -----------
Net sales                                                 $ 1,292,092    $ 1,161,087
Costs of products sold                                        963,888        875,896
                                                          -----------    -----------
                         GROSS PROFIT                         328,204        285,191

Selling, general, and administrative expenses                 188,592        173,234
Amortization of goodwill                                        9,727          8,587
                                                          -----------    -----------
                     OPERATING INCOME                         129,885        103,370

Other income (expense):
  Interest expense                                            (39,659)       (35,093)
  Loss on disposal of subsidiary                              (10,073)             0
  Other                                                        (7,392)        (5,312)
                                                          -----------    -----------
                                                              (57,124)       (40,405)
                                                          -----------    -----------

         EARNINGS BEFORE INCOME TAXES                          72,761         62,965

Income taxes                                                   26,026         17,542
                                                          -----------    -----------
                         NET EARNINGS                     $    46,735    $    45,423
                                                          ===========    ===========


Basic and diluted earnings per share                      $      0.55    $      0.54
                                                          ===========    ===========

Weighted average shares outstanding - assuming dilution        85,538         84,544

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                       1999         1998
                                                     ---------    ---------
OPERATING ACTIVITIES
  Net earnings                                       $  46,735    $  45,423
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    107,428       97,610
      Loss on sale of subsidiary                        10,073         --
      Other                                              6,232          575
      Changes in operating assets and liabilities      (39,742)     (28,345)
                                                     ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES          130,726      115,263

INVESTING ACTIVITIES
  Purchases of property and equipment                  (83,207)    (111,738)
  Proceeds from sale of property and equipment           5,147        7,864
  Proceeds from sale of subsidiary                       9,118         --
  Sale of business                                        --        105,755
  Purchase of businesses, net of cash acquired            --       (528,599)
                                                     ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES              (68,942)    (526,718)

FINANCING ACTIVITIES
  Net proceeds(payments) on revolving credit lines     (78,870)     479,563
  Proceeds from long-term borrowings                     3,375        6,571
  Payments on long-term borrowings                      (6,545)      (6,771)
  Net proceeds(payments) on short-term borrowings       11,441       (2,714)
                                                     ---------    ---------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                             (70,599)     476,649
Effect of exchange rate changes on cash                 (2,859)       1,458
                                                     ---------    ---------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                 (11,674)      66,652

Cash and cash equivalents at beginning of period       113,729       55,263
                                                     ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 102,055    $ 121,915
                                                     =========    =========

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
September 30, 1999

Note 1:   Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1998.

Note 2:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                            Three Months Ended     Nine Months Ended
                                               September 30          September 30
                                              1999     1998          1999       1998
                                              ----     ----          ----       ----
Numerator:
     Net income                             $25,736   $12,121       $46,735   $45,423
                                            -------   -------       -------   -------

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares                          84,481    84,441        84,482    84,447

Effect of dilutive securities:
     Stock appreciation rights                  559      --             559      --
     Employee stock options                     757      --             424      --
     Other                                       73       109            73        97
                                            -------   -------       -------   -------
     Dilutive potential common shares         1,389       109         1,056        97

         Denominator for diluted earnings
           per share - adjusted weighted
           average shares                    85,870    84,550        85,538    84,544

Basic earnings per share                    $  0.30   $  0.14       $  0.55   $  0.54
                                            =======   =======       =======   =======

Diluted earnings per share                  $  0.30   $  0.14       $  0.55   $  0.54
                                            =======   =======       =======   =======

         For the quarter and nine months ended September 30, 1999, options to purchase 3,531,000 and 3,864,000 shares, respectively, at prices ranging from $18.31 to $32.91 per share were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Earnings per share amounts for all periods presented reflect the five-for-four stock split paid on June 22, 1999.

         In connection with the acquisition of LPSC, the Company issued stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive, in stock, the increase in value on the equivalent of 2,133,000 shares of the Company's stock above $17.52 per share. For the quarter and nine months ended September 30, 1999, 559,000 shares were included in the calculation of diluted earnings per share because the closing market price of the common shares on September 30, 1999 ($23.75) was greater than the strike price of $17.52.

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



                                      Three Months Ended           Nine Months Ended
                                         September 30                 September 30
                                     1999          1998            1999           1998
                                     ----          ----           ----            ----
Business Segment Information
                                      (In thousands)                 (In thousands)
Net Sales:
     Passives                    $   248,487    $   244,173    $   746,459    $   780,451
     Actives                         195,224        155,326        545,633        380,636
                                 -----------    -----------    -----------    -----------
                                 $   443,711    $   399,499    $ 1,292,092    $ 1,161,087
                                 -----------    -----------    -----------    -----------

Operating Income:
      Passives                   $    25,946    $    21,736    $    65,767    $    91,932
      Actives                         31,833         14,245         81,162         28,973
      Corporate                       (2,466)        (1,332)        (7,317)        (8,948)
      Amortization of goodwill        (3,214)        (3,048)        (9,727)        (8,587)
                                 -----------    -----------    -----------    -----------
                                 $    52,099    $    31,601    $   129,885    $   103,370
                                 -----------    -----------    -----------    -----------

Note 4: Comprehensive Income

         Total comprehensive income (loss) includes the following components (in thousands):


                                               Three Months Ended      Nine Months Ended
                                                  September 30           September 30

                                                 1999       1998         1999      1998
                                                 ----       ----         ----      ----
Net Income                                    $ 25,736    $ 12,121    $ 46,735    $ 45,423

Other comprehensive income (loss):
   Foreign currency translation adjustment      11,317      21,093     (41,124)     13,787
   Pension liability adjustment, net of tax     (1,416)       (350)        551        (295)
                                              --------    --------    --------    --------
Total other comprehensive income (loss)          9,901      20,743     (40,573)     13,492
                                              --------    --------    --------    --------

Comprehensive income                          $ 35,637    $ 32,864    $  6,162    $ 58,915
                                              ========    ========    ========    ========


Note 5: Income Taxes

         The effective tax rate for the nine months ended September 30, 1999 was 35.8% as compared to 27.9% for the nine months ended September 30, 1998. The unusual effective tax rate for the nine months ended September 30, 1999 was due to the following: (i) the non tax deductibility of the pretax loss on the sale of Nicolitch, S.A. ($10,073,000); (ii) the tax expense recorded on the sale of Nicolitch, S.A.($1,416,000); and (iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the nine months ended September 30, 1999 would have been 27%.

Note 6: Sale of Subsidiary

         On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of $9,118,000 and recorded a non cash book loss of $11,489,000, including tax expense of $1,416,000.

Note 7: Other Income

         For the nine months ended September 30, 1998, the Company recorded a pretax loss of $6,269,000 related to a forward exchange contract entered into to set the purchase price in connection with the TEMIC acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

         Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                            Three Months Ended    Nine Months Ended
                                               September 30        September 30
                                            1999       1998       1999        1998
                                            ----       ----       ----        ----
Costs of products sold                      73.0%      75.6%      74.6%      75.4%
Gross profit                                27.0       24.4       25.4       24.6
Selling, general and
    administrative expenses                 14.5       15.8       14.6       14.9
Operating income                            11.7        7.9       10.1        8.9
Earnings before income taxes                 7.9        4.1        5.6        5.4
Effective tax rate                          27.0       26.0       35.8       27.9
Net earnings                                 5.8        3.0        3.6        3.9


Net Sales

         Net sales for the quarter and nine months ended September 30, 1999 increased $44,212,000 or 11.1% and $131,005,000 or 11.3% from the comparable periods of the prior year. The increase in net sales for the quarter and nine months ended September 30, 1999, as compared to the prior year's periods, relates primarily to the acquisition of TEMIC, which became effective March 1, 1998. Net sales of TEMIC for the quarter and nine months ended September 30, 1999 were $172,976,000 and $488,961,000, respectively, as compared to $138,929,000 and $326,584,000, respectively, in the prior year's periods. The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Exclusive of TEMIC for the nine months ended September 30, 1999 and 1998, respectively, net sales would have decreased by $31,372,000 or 3.8%. The strengthening of the U.S. dollar against foreign currencies for the quarter and nine months ended September 30, 1999, in comparison to the prior year's period, resulted in a decrease in reported sales of $6,049,000 and $5,106,000, respectively. The passive components business net sales were $248,487,000 and $746,459,000 for the quarter and nine months ended September 30, 1999, respectively, compared to $244,173,000 and $780,450,000, respectively, for the prior year's periods. Net sales of the passive components business were negatively affected primarily by capacity constraints for high volume, lower margin tantalum capacitor products.


Costs of Products Sold

         Costs of products sold for the quarter and nine months ended September 30, 1999 were 73.0% and 74.6% of net sales, respectively, as compared to 75.6% and 75.4% of net sales, for the quarter and nine months ended September 30, 1998, respectively. Gross profit, as a percentage of net sales, increased to 27.0% for the quarter ended September 30, 1999 as compared to 25.6% for the quarter ended June 30, 1999.

          The semiconductor components gross margins were 31.3% and 30.7%, respectively, for the quarter and nine months ended September 30, 1999 as compared to 28.9% and 26.4%, respectively, for the prior year's periods. The increase in the gross margins of the semiconductor components business is due to the TEMIC acquisition, which recorded gross margins of 33.0% and 32.4%, respectively, for the quarter and nine months ended September 30, 1999 as compared to gross margins of 31.0% and 28.7%, respectively, for the quarter and seven months ended September 30, 1998. The increase in gross margins is mainly due to our Siliconix operation, where their gross margins have increased substantially as a result of stronger capacity utilization, an improved product mix and increased fab efficiencies.

         The passive components business gross profit margins were 23.5% and 21.5%, respectively, for the quarter and nine months ended September 30, 1999 as compared to 21.6% and 23.7%, respectively, for the prior year's periods. Profitability for the passive components business was negatively affected by significant price erosion, which began in the second quarter of 1998. However, beginning in the third quarter of 1999, most of our product lines have seen an increase in demand and the average selling prices have stopped declining, with prices actually increasing in some instances.

         Israeli government grants, recorded as a reduction of costs of products sold, were $3,544,000 and $10,552,000 for the quarter and nine months ended September 30, 1999, respectively, as compared to $3,423,000 and $9,694,000 for the prior year's periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of the Company's employees in Israel. Deferred income at September 30, 1999 relating to Israeli government grants was $52,088,000 as compared to $59,264,000 at December 31, 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter and nine months ended September 30, 1999 were 14.5% and 14.6% of net sales, as compared to 15.8% and 14.9% of net sales for the quarter and nine months ended September 30, 1998, and 14.5% of net sales for the quarter ended June 30, 1999. The decrease in selling, general and administrative expenses for the quarter and nine months ended September 30, 1999 as compared to the prior year periods, was primarily due to the restructuring programs implemented at TEMIC. TEMIC's selling, general and administrative expenses were 15.8% and 16.5% of net sales, respectively, for the quarter and nine months ended September 30, 1999, as compared to 20.7% and 20.1% of net sales, respectively, for the quarter and seven months ended September 30, 1998.

Interest Expense

         Interest costs increased by $4,566,000 for the nine months ended September 30, 1999, from the comparable prior year period, due to the increase in bank borrowings necessary to fund the TEMIC acquisition.

Other Income

         Included in other income for the nine months ended September 30, 1998 is a loss of $6,269,000 related to a forward exchange contract (entered into to set the purchase price in connection with the TEMIC acquisition). Other income also includes a charge for minority interest of $4,253,000 and $9,424,000 for the quarter and nine months ended September 30, 1999, respectively, as compared to $1,118,000 and $1,988,000 for the quarter and nine months ended September 30, 1998, respectively. Foreign exchange gains (losses) for the quarter and nine months ended September 30, 1999, were $816,000 and $247,000, respectively, as compared to $200,000 and $1,045,000 for the comparable prior year's periods.

Loss on Sale of Subsidiary

         The Company recognized a pre-tax loss of $10,073,000 relating to the previously announced sale of Nicolitch, S.A., a French manufacturer of printed circuit boards to Leonische Drahtwerke AG which was completed on March 26, 1999.

Income Taxes

         The effective tax rate for the nine months ended September 30, 1999 was 35.8% as compared to 27.9% for the comparable prior year period. The higher tax rate for the nine months ended September 30,1999 was primarily due to the non tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate for the nine months ended September 30, 1999 would have been 27.0%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $4,194,000 and $3,097,000 for the quarters ended September 30, 1999 and 1998, respectively and $11,419,000 and $10,654,000 for the nine months ended September 30, 1999 and 1998, respectively. The more favorable Israeli tax rates are applied to specific approved projects and normally continue to be available for a period of ten years or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations were $130,726,000 for the nine months ended September 30, 1999 compared to $115,263,000 for the comparable prior year period. Net purchases of property and equipment for the nine months ended September 30, 1999 were $83,207,000 compared to $111,738,000 in the prior year's period. Net cash provided by financing activities of $476,649,000 for the nine months ended September 30, 1998 included approximately $550,000,000 used to finance the acquisition of TEMIC.

         The Company incurred restructuring expense of $12,605,000 for the year ended December 31, 1997. Approximately $10,357,000 of this expense related to employee termination costs covering approximately 324 employees located in
Germany and France. As of September 30, 1999, approximately 316 of such employees have been terminated and $9,568,000 of the termination costs has been paid. The restructuring plan is expected to be completed by December 31, 1999. The Company incurred restructuring expense of $5,694,000 for the year ended December 31, 1998. The expense consisted of employee termination costs covering approximately 182 technical, production, administrative and support employees located in Germany and the United Kingdom. As of September 30, 1999, approximately 167 employees have been terminated and $3,668,000 of this severance has been paid. The restructuring plan is expected to be completed by December 31, 1999. In connection with the acquisition of TEMIC, Vishay recorded restructuring liabilities of $30,471,000. Approximately $25,197,000 of this liability relates to employee termination costs covering approximately 498 technical, production, administrative and support employees located in the United States, Europe, and the Far East. The remaining $5,274,000 relates to provisions for certain assets, contract cancellations and other costs. As of September 30, 1999, approximately 151 of such employees have been terminated and $16,833,000 of the termination costs has been paid. The balance of $8,136,000 is reflected in the consolidated financial statements in other accrued expenses and is expected to be paid out by December 31, 1999.

         The Company's financial condition at September 30, 1999 is strong, with a current ratio of 2.9 to 1. The Company's ratio of long-term debt (less current portion) to stockholders' equity was .72 at September 30, 1999 and .81 at December 31, 1998.

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

         The Company has accorded to each of its divisions, including those in its U.S., Asian, Israeli and European facilities, responsibility for (i) assessment of each division's business information systems and related business processes used in its operations for year 2000 readiness and (ii) implementation of remediation in those areas where year 2000 issues exist. Since each of the Company's divisions has its own unique hardware and software applications, different approaches to the year 2000 issue have been required based upon the circumstances and requirements of each specific division. In some instances, for example, specific divisions have hired external contractors to assist in addressing the year 2000 issues while in other instances, internal staff have focused on remediation of the systems. Where necessary, upgrades to year 2000 compliant versions of third party software have been purchased. In addition, the Company has begun to use the business application software of SAP for its Roederstein (U.S.) operations and for TELEFUNKEN's operations to address some of the issues of year 2000 compliance. The Company has fully tested all its systems, and as of September 30, 1999, all are year 2000 compliant.

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

         The Company currently estimates the total cost of its Year 2000 project to be $1,400,000. At September 30, 1999, the Company has incurred approximately $1,200,000 of costs in connection with its Year 2000 project.

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

                  The Company operates in a highly competitive environment, which includes significant competitive pricing pressures and intense competition for entry into new markets. The Company has experienced significant price erosion, particularly in its passive electronic components, in large part because of the competitive environment. Some trends may continue.

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

                  The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products. During 1998, restructuring costs were particularly high as a result of the Company's accelerated effort to streamline operations in response to the continued weakness in the internal electronic components market.

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

                  The Company's historic growth in revenues and net earnings has resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future. From time to time, when the Company is in the process of pursuing a strategic acquisition, the Company or the acquisition target may feel compelled for securities and other legal reasons to announce the potential acquisition or the Company's desire to enter a certain market prior to entering into formal agreements. As a result, there can be no assurance that the Company will consummate any such acquisition.

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

                        2. the amount, type and cost of the financing which the Company maintains, and any changes to the financing;

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

                                  VISHAY INTERTECHNOLOGY, INC.



                                  /s/ Richard N. Grubb
                                  --------------------------
                                  Richard N. Grubb
                                  Executive Vice President, Treasurer
                                  (Duly Authorized and Chief Financial Officer)


Date: November 12, 1999