Form 10-K
period 1999-12-31
VISHAY INTERTECHNOLOGY INC
filed 2000-03-30
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                        For the transition period from to
                                   -----------

                          Commission file number 1-7416

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     38-1686453
   (State or other jurisdiction of                    (IRS employer
    incorporation or organization)                   identification no.)

                               63 Lincoln Highway
                        Malvern, Pennsylvania 19355-2120
                    (Address of principal executive offices)

                                 (610) 644-1300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.10 par value
                                (Title of Class)

                             New York Stock Exchange
                         (Exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 28, 2000, assuming conversion of all its Class B Common Stock held by non-affiliates into Common Stock of the registrant, was $4,148,782,000.

         As of March 28, 2000, registrant had 75,700,828 shares of its Common Stock and 10,369,932 shares of its Class B Common Stock outstanding.

         Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1999, are incorporated by reference into
Part III.

                                     PART I

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

      Since 1985, Vishay has pursued a business strategy that principally consists of the following elements:

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

      3. achievement of significant production cost savings through the transfer and expansion of manufacturing operations to regions, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives; and

      4. maintenance of significant production facilities in those regions where the Company markets the bulk of its products in order to enhance customer service and responsiveness.

      As a result of this strategy, Vishay has grown during the past fifteen years from a small manufacturer of precision resistors and strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components.

      In 1997, Vishay purchased a 65% interest in Lite-On Power Semiconductor Corporation ("LPSC"), a Taiwan-based company that is a major supplier of discrete active electronic components in Asia. LPSC's product line includes small-signal transistors, zeners, transient voltage suppressors, small-signal diodes, shottkys, rectifiers and bridges. In March 2000, the Company agreed to sell its interest in LPSC to Lite-On JV Corporation (the "Lite-On Group"), the current owner of the remaining 35% interest in LPSC, for consideration consisting of cash and the assignment or transfer to Vishay of the Lite-On Group's rights under stock appreciation rights. The closing is expected to occur before September 30, 2000.

      On March 2, 1998, the Company purchased 80.4% of Siliconix Incorporated (NASDAQ; SILI) ("Siliconix") and 100% of TEMIC Semiconductor GmbH (collectively with Siliconix, "TEMIC") for a total of $549,889,000 in cash. On March 4, 1998, the Company sold the Integrated Circuits Division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash. Siliconix is a publicly traded chip maker based in Santa Clara, California which designs, markets and manufactures power and analog semiconductor products for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in Santa Clara, California. Siliconix also maintains assembly and testing facilities, which include a company-owned facility in Taiwan, is party to a joint venture in Shanghai, China and has subcontractors in the Philippines, China and the United States. Siliconix reported worldwide sales of $ 383.3 million in 1999 and $282.3 million in 1998.

      The TEMIC acquisition continued Vishay's expansion efforts in the area of discrete active electronic components through the addition of TEMIC's product line, which includes diodes, RF transistors, MOSFET switches, bipolar power switches, opto-electronic semiconductors, IRDC (Infrared Data Transceivers), POWER MOSFET, POWER IC (Integrated Circuits), Signal Processing Switches and JFETs (junction field-effect transistors).

      In 1998, Vishay consolidated its Vishay Electronic Components operations in the United States, Europe and Asia into one operational unit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In connection with this consolidation, the Company achieved the following:

      (i)   created a single worldwide organization under one management team;

      (ii)  created further opportunities for synergies among its divisions; and

      (iii) positioned the Company for stronger growth by streamlining the Company's ability to penetrate and create new markets.

      Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2120. Its telephone number is (610) 644-1300.

Products

      Vishay designs, manufactures and markets electronic components that cover a wide range of products and technologies. The products primarily consist of:

      o     fixed resistors,

      o     tantalum capacitors,

      o     multi-layer ceramic chip capacitors ("MLCC"),

      o     film capacitors,

      o     power MOSFETs,

      o     power integrated circuits,

      o     signal processing switches,

      o     diodes and

      o     transistors;

and, to a lesser extent:

      o     inductors,

      o     aluminum and specialty ceramic capacitors,

      o     transformers,

      o     potentiometers,

      o     plasma displays,

      o     thermistors and

      o     Infrared Data Transceivers (IRDC)

The Company offers most of its product types both in surface mount format and in the traditional leaded device format. The Company believes it produces one of the broadest lines of electronic components available from any single manufacturer.

      Unlike integrated circuits (ICs), which combine the functions of many electronic components in one chip, discrete components perform one specific function per device. Discrete components can be passive devices or active (semiconductor) devices. Passive components, such as resistors, capacitors and inductors, adjust and regulate current or store energy and filter frequencies. Discrete semiconductor components such as diodes and transistors, convert AC currents to DC, amplify currents or switch electronic signals.

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

      Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equipment. The more important applications for capacitors are:

      o     electronic filtering for linear and switching power supplies;

      o decoupling and bypass of electronic signals or integrated circuits and circuit boards; and

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

      Diodes are used to convert electrical currents from AC to DC and are applied in a broad range of electronic equipment that requires such conversion. Discrete power MOSFETs are used to switch and manage power in a wide range of electronic systems, including cell phones, portable and desktop computers, automobiles, instrumentation and industrial applications. Power conversion ICs are used in applications where an input voltage from a battery or other supply source must be switched or converted to a level that is compatible with logic signals used by microprocessors and other digital components in a specific system. Motor control ICs control the starting, speed, or position of electric motors, such as the head positioning and spindle motors in hard disk drives.

      Vishay has taken advantage of the growth of the surface mount component market and is an industry leader in designing and marketing surface mount devices. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on a circuit board, which is particularly desirable for a growing number of manufacturers who require greater miniaturization in products such as hand held computers and cellular telephones. Surface mounting also facilitates automation, resulting in lower production costs for equipment manufacturers than those associated with leaded devices. The Company believes it is a market leader in the development and production of a wide range of surface mount devices, including:

      o     thick film chip resistors,

      o     thick film resistor networks and arrays,

      o     metal film leadless resistors (MELFs),

      o     molded tantalum chip capacitors,

      o     coated tantalum chip capacitors,

      o     film capacitors,

      o     multi-layer ceramic chip capacitors,

      o     thin film chip resistors,

      o     thin film networks,

      o     wirewound chip resistors,

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

Markets

      Vishay's products are sold primarily to original equipment manufacturers ("OEMs"), OEM subcontractors that assemble printed circuit boards and independent distributors that maintain large inventories of electronic components for resale to OEMs. Its products are used in virtually every type of product containing electronic circuitry, including:

      o     computer-related products,

      o     telecommunications equipment,

      o     measuring instruments,

      o     industrial equipment,

      o     automotive applications,

      o     process control systems,

      o     military and aerospace applications,

      o     consumer electronics,

      o     medical instruments, and

      o     scales.

      For the year ended December 31, 1999, approximately 29.1% of the Company's net sales was attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe and Asia.

      In the United States, products are marketed through independent manufacturers' representatives, who are compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations that make sales directly to OEMs and provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, Taiwan, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany, France and the U.K. In addition, to maximize production efficiencies, the Company seeks, whenever practicable, to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

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

      The Company is aggressively undertaking to have the quality systems at most of its major manufacturing facilities approved under the ISO 9001 international quality control standard. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization. A majority of the Company's manufacturing operations has already received ISO 9001 approval and others are actively pursuing such approval.

      Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. No customer accounted for more than 10% of the Company's sales for the year ended December 31, 1999.

Research and Development

      Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of local markets. These design centers are located in the United States (California, Connecticut, Maine, Nebraska, North Carolina, Pennsylvania), Germany (Selb, Heilbronn, Landshut, Pfafenberg, Backnang), France (Nice) and Israel (Dimona, Migdal Ha-emek). The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs (exclusive of purchased in-process research and development) were approximately $35.0 million for 1999, $28.9 million for 1998 and $7.0 million for 1997, respectively. The major increase in research and development costs was due to the acquisition of Siliconix. Siliconix's expenditures were $17.0 million and $17.1 million for the years ended December 31, 1999 and 1998, respectively. Significant effort has been expended on new power products and power IC's. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition".

Sources of Supplies

      Although most materials incorporated in the Company's products are available from a number of sources, certain materials, particularly ceramic substrates, tantalum, and palladium, are available only from a relatively limited number of suppliers.

      Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitors. It is purchased in powder and wire form primarily under annual contracts with domestic and foreign suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. In light of escalating demand for tantalum capacitors, there exists a possibility in the short term there may be shortages of tantalum ore and powder until suppliers are able to increase production. The Company believes that in the long term, there exists sufficient tantalum ore reserves and a sufficient number of tantalum processors relative to demand. The tantalum required by the Company has generally been available in sufficient quantities to meet its requirements. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers.

      Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is used to produce multi-layer ceramic capacitors. Palladium is considered a commodity and is subject to price volatility. The price of palladium fluctuated in the range of approximately $127 to $444 per troy ounce during the three years ended December 31, 1999. As of February 28, 2000, the price of palladium had increased to $670 per troy ounce. Palladium is currently found in South Africa and Russia. Due to various factors, the Company believes there may be a short-term shortage of palladium which may affect both the cost of palladium and the Company's plans to expand MLCC production to meet increased demand. An inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

Inventory and Backlog

      Although Vishay manufactures standardized products, substantial portions of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $505.1 million, $309.3 million, and $269.8 million, respectively, at December 31, 1999, 1998 and 1997. The increase in backlog at December 31, 1999 primarily reflects the increase in demand for its products, including both passive and active components.

      Many of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. To date, however, cancellations have not been significant.

Competition

      The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics Inc. For MLCC capacitors, its principal competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, competitors are Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, the principal competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company. For discrete active components, competitors are International Rectifier, Philips, N.V., Rohm Corp., Motorola, Inc., Fairchild Semiconductor Corp., Maxim, General Semi and Samsung Electro-Mechanics Co., Ltd.

      The Company's competitive position depends on its product quality, know-how, proprietary data, marketing and service capabilities and business reputation, as well as on price. With respect to certain products, the Company competes on the basis of its marketing and distribution network, which provides a high level of customer service. For example, the Company works closely with its customers to have its components incorporated into their electronic equipment at the early stages of design and production and maintains redundant production sites for most of its products to ensure an uninterrupted supply of products. Further, the Company has established a National Accounts Management Program, which provides the Company's largest customers with one national account executive who can cut across Vishay business unit lines for sales, marketing and contract coordination. In addition, the breadth of the Company's product offerings enables the Company to strengthen its market position by providing its customers with "one-stop" access to one of the broadest selections of passive electronic components available directly from a manufacturing source.

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

      At December 31, 1999, approximately 32% of the Company's identifiable assets were located in the United States, approximately 32% were located in Europe, approximately 16% were located in Israel, and approximately 20% were located in Asia. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia, New Hampshire, Florida and California. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut, Backnang, and Heilbronn, Germany and Nice, France. In Israel, manufacturing facilities are located in Holon, Dimona, Beersheva and Migdal Ha-emek. In Asia, the Company's main manufacturing facilities are located in Taiwan (two) and in Shanghai, China (five). The Company also maintains major manufacturing facilities in Juarez, Mexico and the Czech Republic. Over the past several years, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

      The Company has expanded, and plans to continue to expand, its manufacturing operations in Israel, where it benefits from the government's employment and tax incentive programs designed to increase employment, lower wage rates and attract a highly-skilled labor force, all of which have contributed substantially to the growth and profitability of the Company.

      Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified, and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, over the past few years, the government has scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. The Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects. However, because a majority of the Company's projects in Israel currently benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years. In addition, the Company might be materially adversely affected if events were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 30 years of operations there, in spite of several Middle East crises, including wars. For the year ended December 31, 1999, sales of products manufactured in Israel accounted for approximately 23.0% of the Company's net sales.

      In 1998, the Company accelerated the implementation of its strategy to shift manufacturing emphasis to higher automation in higher labor cost regions and to relocate a fair amount of production to regions with lower labor costs. As a result, the Company incurred significant restructuring costs in the year ended December 31, 1998 associated with the downsizing and closing of manufacturing facilities in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      See Note 14, "Business Segment and Geographic Area Data," of the Notes to the Consolidated Financial Statements for financial information by geographic area.

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

      The Company is not involved in any pending or threatened proceedings that would require curtailment of its operations. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. In regard to its U.S. and European facilities, the Company is nearing completion of its undertaking to comply with new environmental regulations relating to the elimination of chlorofluorocarbons (CFCs) and ozone depleting substances (ODS) and other anticipated compliances with the Clean Air Act amendments of 1990. In regard to all other facilities, including those recently acquired, the Company has begun to take steps to implement its compliance with these regulations.

      The Company anticipates that it will undertake capital expenditures of approximately $5,800,000 in fiscal 2000 for general environmental compliance and enhancement programs, including those to be applied at the TEMIC facilities. The Company has been named a Potentially Responsible Party (PRP) at nine Superfund sites, including two Siliconix facilities. The Company has settled three of these for minimal amounts and does not expect costs associated with the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments and does not necessarily have knowledge of past occurrences on sites currently occupied by the Company. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

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

Employees

      As of December 31, 1999, the Company employed approximately 21,124 full time employees of whom approximately 15,861 were located outside the United States. Some of the Company's employees outside the U.S. are members of trade unions. The Company's relationship with its employees is good. However, no assurance can be given that, if the Company continues to restructure its operations in response to changing economic conditions, labor unrest or strikes, especially at European facilities, will not occur. See "Legal Proceedings".

Year 2000 Compliance

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. Each of the Company's divisions implemented a Year 2000 program designed to address the Year 2000 issue, of which all programs are now complete. The Company's total cost for these Year 2000 programs approximated $1,400,000. As a result of these efforts, the Company has experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In addition, the Company has not experienced any adverse effects with any of its third party vendors, suppliers or customers. While the Company is not aware of, and does not expect that it will experience, any material problems related to this issue, it will continue to monitor its mission-critical computer applications and those of its suppliers, vendors and customers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 2.           PROPERTIES

      As of December 31, 1999, the Company maintains approximately 64 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                           Approx. Available
Owned Locations                             Space (Square Feet)
---------------                             -------------------

      United States
      -------------
Columbus and Norfolk, NE*                        298,000
Santa Clara, CA                                  235,000
Sanford, ME                                      225,000
Malvern and Bradford, PA*                        223,000
Wendell and Statesville, NC*                     200,000
Roanoke, VA                                      128,000
Concord, NH                                      108,000
Monroe, CT                                        91,000
----------------
* 2 locations

      Foreign
      -------
Israel (4 locations)                             970,000
Germany (12 locations)                           889,000
France (4 locations)                             357,000
Czech Republic (4 locations)                     306,000
Portugal                                         301,000
Taiwan (2 locations)                             170,000
Austria                                          153,000
Hungary                                           94,000

      Vishay owns an additional 277,000 square feet of manufacturing facilities located in Colorado, Maryland, New York, South Dakota and Florida.

      Available leased facilities in the United States include 115,000 square feet of space located in California, South Dakota and Missouri. Foreign leased facilities consist of 235,000 square feet in China, 220,000 square feet in Mexico, 110,000 square feet in England, 75,000 square feet in Germany, 66,000 square feet in Hungary, 35,000 square feet in France, 15,000 square feet in the Philippines and 10,000 square feet in both the Czech Republic and Japan.

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

      As part of Vishay's 1996 restructuring program, the Company's subsidiary, Sprague France S.A., laid off certain workers at the company's facility in Tours, France. The trade union representing the workers claimed that the layoffs were not economically motivated, and were therefore prohibited under French law. A court ruled that, although the Company would not be required to rehire the employees, the Company would have to pay damages equal to approximately 10 million French Francs (approximately U.S. $1,475,000) as of March 28, 2000, to the former employees. The Company has appealed this decision.

      In 1996, the Company's 80.4% owned subsidiary, Siliconix, was a party to two environmental proceedings. The first involved property that Siliconix vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to Siliconix and the current owner of the property. The Order alleged that Siliconix contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. Siliconix subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify Siliconix and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which Siliconix remains nominally subject.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

Item 4A.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of the Company as of March 28, 2000.

Name                          Age       Positions Held

Felix Zandman*                71        Chairman of the Board, Chief Executive
                                            Officer and Director

Avi D. Eden*                  52        Vice-Chairman of the Board, Executive
                                            Vice President, General Counsel
                                             and Director

Gerald Paul*                  51        Chief Operating Officer, President
                                             and Director

Richard N. Grubb*             53        Executive Vice President, Treasurer,
                                            Chief Financial Officer and Director

Robert A. Freece*             59        Senior Vice President and Director

William J. Spires             58        Vice President and Secretary

* Member of the Executive Committee of the Board of Directors.

      Dr. Felix Zandman, a founder of the Company, has been the Chief Executive Officer and a Director of the Company since its inception. Dr. Zandman had been President of the Company from its inception until March 16, 1998, when Dr. Gerald Paul was appointed President of the Company. Dr. Zandman has been Chairman of the Board since March 1989.

      Avi D. Eden has been a Director and General Counsel of the Company since June 1988, and has been Vice Chairman of the Board and Executive Vice President of the Company since August 1996.

      Dr. Gerald Paul has served as a Director of the Company since May 1993 and has been Chief Operating Officer and Executive Vice President of the Company since August 1996. On March 16, 1998, Dr. Paul was appointed President of the Company. He was President of Vishay Electronic Components, Europe from January 1994 to August 1996. Dr. Paul has been Managing Director of Draloric Electronic GmbH, an affiliate of the Company, since January 1991. Dr. Paul has been employed by Draloric since February 1978.

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

                                            PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 1999 and 1998 calendar years indicated. Stock prices have been restated to reflect stock dividends and stock splits. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit agreements. See Note 5 to the Consolidated Financial Statements. Holders of record of the Company's Common Stock totaled approximately 1,867 at March 28, 2000.

                                  COMMON STOCK MARKET PRICES

                                     Calendar                 Calendar
                                       1999                     1998

                                 High         Low          High        Low
                                 ----         ---          ----        ---

First Quarter                   $12.40       $ 8.90       $18.34      $15.00
Second Quarter                  $21.06       $11.70       $18.76      $13.81
Third Quarter                   $26.25       $18.06       $14.70      $ 8.00
Fourth Quarter                  $32.00       $21.25       $13.75      $ 7.35


      At March 28, 2000, the Company had outstanding 10,369,932 shares of Class B Common Stock, par value $.10 per share (the "Class B Stock"), each of which entitles the holder to ten votes. The Class B Stock generally is not transferable and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all of such Class B Stock is owned by Dr. Felix Zandman, Mrs. Luella B. Slaner and trusts for the benefit of Mrs. Slaner's grandchildren, either directly or beneficially. Dr. Felix Zandman is an executive officer and director of the Company. Mrs. Luella B. Slaner is a director of the Company.

Item 6.           SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                             As of and for the Year Ended December 31,
                              ----------------------------------------------------------------------
                                         1999 (1)    1998 (2)     1997 (3)    1996 (4)     1995
                                         ----        -----        -----       -----        ----
Income Statement Data (in thousands,
except per share amounts):
  Net sales                            $1,760,091   $1,572,745   $1,125,219   $1,097,979   $1,224,416

  Interest expense                         53,296       49,038       18,819       17,408       29,433
  Earnings before income taxes
   and minority  interest                 134,711       42,646       89,561       70,846      123,255

  Income taxes                             36,940       30,624       34,167       17,741       30,307
  Minority interest                        14,534        3,810        2,092          489          281
  Net earnings                             83,237        8,212       53,302       52,616       92,667


  Basic earnings per share(5)          $     0.99   $     0.10   $     0.63   $     0.62   $     1.18
  Diluted earnings per share(5)        $     0.97   $     0.10   $     0.63   $     0.62   $     1.18
  Weighted average shares
  outstanding - basic(5)                   84,452       84,443       84,418       84,421       78,571
  Weighted average shares
  outstanding - diluted(5)                 85,488       84,531       84,603       84,478       78,615

  Balance Sheet Data (in thousands):

  Total assets                         $2,323,781   $2,462,744   $1,719,648   $1,558,515   $1,543,331
  Long-term debt                          656,943      814,838      347,463      229,885      228,610
  Working capital                         581,550      639,783      455,134      434,199      411,286
  Stockholders' equity                  1,013,592    1,002,519      959,648      945,230      907,853
------------------------------------------------------------------------------------------------------



(1) The sale of Nicolitch, S.A. and a tax rate change in Germany reduced net earnings by $14,562,000 ($0.17 per share).

(2) Includes the results from March 1, 1998 of TEMIC and special charges after taxes of $55,335,000 ($0.66 per share).

(3) Includes the results from July 1, 1997 of Lite-On Power Semiconductor Corporation and special charges after taxes of $27,692,000 ($0.33 per share).

(4)   Includes restructuring expense of $38,030,000 ($0.31 per share).

(5) Adjusted to reflect a five-for-four stock split distributed June 22, 1999 and 5% stock dividends paid on June 11, 1998, June 9, 1997 and June 7, 1996.

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

        However, beginning with the last quarter of 1995 and through 1998 the Company experienced a decline in demand for its commodity-related products (fixed resistors, MLCC and tantalum capacitors) which accounted for approximately 50% of the Company's revenues during that time. Such decline in demand resulted in a decrease in revenues, earnings and backlogs of these products.

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

       In the late 1990's, the Company began to enter into the active components business. In July 1997, the Company purchased a 65% interest in LPSC, a Taiwan based company that is a major supplier of discrete active electronic components in Asia. In 1998, the Company acquired the Semiconductor Business Group of TEMIC, which included Telefunken and 80.4% of Siliconix, producers of transistors, diodes, optoelectronics, and power and analog switching integrated circuits.

       Since the third quarter of 1999, the Company has experienced increasing demand for its products, including both passive and active electronic components. The Company is expanding capacity in all of its major product lines in order to satisfy this demand. In some cases, the Company has been able to increase pricing for its products because of tight supply, reversing the price erosion experienced in prior years. The Company attributes the increased demand for its products to the continuing growth in the wireless telecommunication market, particularly cell phones, and to the increasing use of embedded computing devices in a wide range of consumer and commercial products.

       The Company's strategy contemplates transferring some of its manufacturing operations from countries with high labor costs and tax rates, such as the United States, France and Germany, to Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China in order to benefit from lower labor costs and, in the case of Israel, to take advantage of various government incentives, including government grants and tax incentives. Notwithstanding the current favorable market conditions, the Company intends to continue to explore and implement opportunities for cost efficiencies in its manufacturing operations.

       The Company realizes approximately 70.9% of its revenues from customers outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and, to a lesser extent, earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to:

        1. borrow money in the local currencies and markets where it conducts business; and

        2.   minimize the time for settling intercompany transactions.

In connection with its day-to-day operations, the Company generally does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures. In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to manage exchange rate exposure on certain foreign currency denominated transactions.

       As a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rate in the United States) have had the effect of increasing the Company's net earnings. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten years or, if the investment in the project is over $20 million, for a period of 15 years, which has been the case for most of the Company's projects in Israel since 1994. New projects are continually being introduced. In addition, the Israeli government offers certain incentive programs in the form of grants designed to increase employment in Israel. However, the Israeli government has recently scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. The Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects. However, because a majority of the Company's projects in

Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years.

       Israeli government grants, recorded as a reduction of costs of products sold, were $14,256,000 for the year ended December 31, 1999, as compared to $13,116,000 for the prior year. If the Israeli government continues its grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel.


Results of Operations

       Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                Year Ended December 31,
                                             1999        1998        1997
                                             ----        ----        ----

Costs of products sold                       73.8%       75.6%       76.3%
Gross profit                                 26.2        24.4        23.7
Selling, general and
  administrative expenses                    14.5        14.9        12.2
Operating income                             11.0         6.0         9.7
Earnings before income taxes and
  minority interest                           7.7         2.7         8.0
Effective tax rate                           27.4        71.8        38.1
Net earnings                                  4.7         0.5         4.7

Year ended December 31, 1999 compared to Year ended December 31, 1998

  Net Sales

      Net sales for the year ended December 31, 1999 increased $187,346,000 or 11.9% from the prior year. The increase in net sales relates primarily to the results of TEMIC, which was acquired March 2, 1998. Net sales of TEMIC for the year ended December 31, 1999 were $673,300,000 as compared to $474,188,000 included in the Company's reported sales for the ten months ended December 31, 1998. Exclusive of TEMIC, net sales would have decreased by $11,776,000 or 1.0%. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1999, in comparison to the prior year, resulted in decreases in reported sales of $15,882,000. The passive components business net sales were $1,008,266,000 for the year ended December 31, 1999 as compared to $1,027,902,000 for the prior year period. The active components business net sales were $751,825,000 for the year ended December 31, 1999 as compared to $544,843,000 for the prior year period. The 1999 sales of the active business reflect increased demand for product, particularly in telecommunication and computer applications and reduced price erosion on its products.

  Costs of Products Sold

      Costs of products sold for the year ended December 31, 1999 were 73.8% of net sales, as compared to 75.6% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 1999 increased from the comparable prior year period mainly due to the results of TEMIC. TEMIC reported gross profit margins of 33.3% for the year ended December 31, 1999 as compared to 30.1% for the ten months ended December 31, 1998, mainly due to higher business volume and manufacturing efficiencies gained from the full utilization of existing manufacturing capacity.

      The active components business gross margins were 31.4% for the year ended December 31, 1999 as compared to 27.9% for the prior year period. The increase is due to the Siliconix operation, where gross margins have increased substantially as a result of increased product demand, stronger capacity utilization, an improved product mix and increased fab efficiencies.

      The passive components business gross profit margins were 22.4% for the year ended December 31, 1999 as compared to 22.5% for the prior year period. Profitability for the passive components business was negatively affected by price erosion, which began in the second quarter of 1998. However, beginning in the third quarter of 1999, most of the Company's product lines have seen an increase in demand and the average selling prices have stopped declining, with prices actually increasing in some instances.

      Israeli government grants, recorded as a reduction of costs of products sold, were $14,256,000 for the year ended December 31, 1999, as compared to $13,116,000 for the prior year. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at December 31, 1999 relating to Israeli government grants was $50,462,000 as compared to $59,264,000 at December 31, 1998.

  Selling, General and Administrative Expenses

      Selling, general, and administrative expenses for the year ended December 31, 1999 were 14.5% of net sales, as compared to 14.9% for the prior year. The decrease in selling, general and administrative expenses was primarily due to the cost reduction initiatives of TEMIC, for which selling, general and administrative expenses were 16.1% for the year ended December 31, 1999 as compared to 19.6% for the ten months ended December 31, 1998.

  Interest Expense

      Interest costs increased by $4,258,000 for the year ended December 31, 1999 from the prior year. Bank borrowings related to the TEMIC acquisition were outstanding for twelve months during 1999 compared to ten months during 1998. Also during 1999, interest rates increased as compared to the prior year.

  Other Income

      Other income decreased by $3,496,000 for the year ended December 31, 1999 as compared to the prior year. Included in the results for the year ended December 31, 1999 is a non-cash loss of $10,073,000 in connection with the sale of Nicolitch, S.A., a subsidiary of the Company. Included in the results for the year ended December 31, 1998 is a loss of $6,269,000 related to a forward exhange contract entered into to set the purchase price in connection with the TEMIC acquisition.

  Minority Interest

      Minority interest increased by $10,724,000 for the year ended December 31, 1999 as compared to the prior year primarily due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

  Income Taxes

      The effective tax rate for the year ended December 31, 1999 was 27.4% as compared to 71.8% for the prior year. The tax rate for the year ended December 31, 1999 reflects the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the year ended December 31, 1999 would have been 23.2%. The higher tax rate for the year ended December 31, 1998 was primarily due to the non-tax deductibility of the in-process research and development expense in the fourth quarter 1998 and a $10,000,000 increase in a valuation allowance for a deferred tax asset for net operating loss carry forwards in Germany. Exclusive of the effect of special charges, the tax rate on earnings before minority interest for the year ended December 31, 1998 would have been 27.8%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $12,469,000 and $15,166,000 for the years ended December 31, 1999 and 1998, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years. See "Description of Business -- Manufacturing Operations."

Year ended December 31, 1998 compared to Year ended December 31, 1997

  Net Sales

      Net sales for the year ended December 31, 1998 increased $447,526,000 or 39.8% from the prior year. The increase in net sales related primarily to the acquisition of TEMIC, which became effective March 1, 1998. Net sales of TEMIC for the ten months ended December 31, 1998 included in the Company's reported sales were $474,188,000. LPSC was acquired by Vishay effective July 1, 1997. LPSC's sales for the year ended December 31, 1998 were $70,655,000 compared to $38,290,000 for the six months ended December 31, 1997. Exclusive of TEMIC and LPSC, net sales would have decreased by $97,317,000 or 8.6%. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1998 in comparison to the prior year resulted in decreases in reported sales of $16,131,000. Moreover, the Company's net sales of passive components and semiconductor components were negatively affected by substantial price erosion resulting from oversupply of tantalum and multi-layer chip capacitors and the economic downturn in Asia.

  Costs of Products Sold

      Costs of products sold for the year ended December 31, 1998 were 75.6% of net sales, as compared to 76.3% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 1998 increased from the comparable prior year period mainly due to the acquisition of TEMIC. TEMIC reported gross profit margins of 30.1% for the ten months ended December 31, 1998. The passive components business gross profit margins were 22.5% for the year ended December 31, 1998 as compared to 24.0% for the prior year, reflecting a weakness in the passive components business. Profitability for the passive components business was negatively affected by price erosion from an oversupply of tantalum and multi-layer chip capacitors and the depressed Asian market. The results for semiconductor components were also negatively affected by a decrease in demand for products in the semiconductor industry, adjustments of high inventory levels at distributors, the depressed Asian market, and substantial price erosion.

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

  Unusual Items

      The Company incurred unusual items of $29,301,000 for the year ended December 31, 1998. Approximately $23,057,000 of these items related to impairment losses in connection with certain joint ventures in China and Japan. The remaining $6,244,000 of unusual items related to the Company's restructuring of European operations ($5,944,000) and closing of two U.S. sales offices ($300,000). See Note 3 to Consolidated Financial Statements for additional information on the Company's impairment losses and restructuring programs.

  Purchased In-Process Technology

      In connection with the acquisition of TEMIC, the Company expensed $13.3 million representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 2 to Consolidated Financial Statements).

      The in-process technology acquired in the TEMIC acquisition was segmented into two categories, process technology and product technology. Process technology is the process by which multiple products can be manufactured. Three separate process technologies were identified, (i) Bondwireless, (ii) 178M Cell, and (iii) PIC .8 micron 15V. Product technology is the technology behind the development of products. TEMIC has three primary product categories, (i) Power MOS, (ii) Power IC, and (iii) Standard Products. Introduction of the new process technologies, if successful, was expected to improve the efficiency and effectiveness of TEMIC's MOSFET products and introduce new IC technology which would reduce die size by approximately 66%. This would lower production costs per unit and increase margins. Introduction of the product technologies, if successful, was expected to optimize the performance of certain MOSFETs, diodes and power ICs and introduce new applications for certain of TEMIC's products. These research and development projects were expected to reach completion and begin generating revenues during periods ranging from 1999 to 2003. At the acquisition date, TEMIC's research and development projects ranged in completion from approximately 1% to 86%, with total continuing research and development commitments to complete the projects of approximately $7.4 million.

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

      The rates utilized to discount the net cash flows to their present value were based on weighted average cost of capital and venture capital rates of return. Given the nature of the risks associated with the estimated growth, profitability and development projects, a discount rate of 20% was deemed appropriate for TEMIC's in-process projects. This discount rate was intended to be commensurate with the specific risks of achieving technological feasibility and the uncertainties in the economic estimates described above. The estimates used by the Company in valuing in-process research and development were based on assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable.

  Interest Expense

      Interest costs increased by $30,219,000 for the year ended December 31, 1998 from the prior year due to the increase in bank borrowings necessary to fund the TEMIC and LPSC acquisitions. The Company had net borrowings of $444,000,000 and $130,000,000, respectively, from a group of banks to finance the acquisitions of TEMIC and LPSC.

  Other Income

      Other income decreased by $2,019,000 for the year ended December 31, 1998 as compared to the prior year primarily due to reduced foreign exchange gains. Foreign exchange gains for the year ended December 31, 1998 were $495,000 compared to $3,657,000 for the year ended December 31, 1997. The Company also incurred losses of $6,269,000 and $5,295,000 in 1998 and 1997, respectively, relating to a forward exchange contract which was entered into to set the purchase price in connection with the TEMIC acquisition, since the purchase price was denominated in German Marks and payable in U.S. Dollars.

  Income Taxes

      The effective tax rate for the year ended December 31, 1998 was 71.8% as compared to 38.1% for the prior year. The higher tax rate for the year ended December 31, 1998 was primarily due to the non-tax deductibility of the in-process research and development expense and a $10,000,000 increase in a valuation allowance for a deferred tax asset for net operating loss carry forwards in Germany. Exclusive of the effect of special charges, the tax rate on earnings before minority interest for the year ended December 31, 1998 would have been 27.8%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $15,166,000 and $10,685,000 for the years ended December 31, 1998 and 1997, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years. See "Description of Business -- Manufacturing Operations".

Financial Condition and Liquidity

      Cash flows from operations were $239,809,000 for the year ended December 31, 1999 compared to $169,450,000 for the prior year. The increase in cash flows from operations is primarily attributable to an increase in net earnings for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Net purchases of property and equipment for the year ended December 31, 1999 were $119,638,000 compared to $151,682,000 in the prior year. The Company made $141,028,000 net payments on borrowings during 1999. Net cash provided by financing activities of $450,408,000 for the year ended December 31, 1998 reflects borrowings used to finance the acquisition of TEMIC. See Notes 2 and 3 to the Consolidated Financial Statements for discussion of restructuring costs paid during 1999.

      The Company's financial condition at December 31, 1999 is strong, with a current ratio of 2.68 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .65 to 1 at December 31, 1999 and .81 to 1 at December 31, 1998.

     On March 2, 1998, the Company and certain of its subsidiaries entered into a $1.1 billion multicurrency revolving credit agreement with a group of banks that included an $825 million long term revolving credit and swing line facility and a $275 million short term revolving credit facility. On June, 1, 1999, the Company amended the two facilities. The $825 million long-term facility matures on March 2, 2003, subject to Vishay's right to request year-to-year renewals. The short-term facility now provides for a $100 million 364-day facility, which is available until May 30, 2000. Borrowings under the two facilities bear interest at variable rates based, at the option of Vishay, on the prime rate or a eurocurrency rate and in the case of any swing line advance, the quoted rate. The borrowings under the two facilities are secured by pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and guaranties by certain significant subsidiaries. The Company is required to pay facility fees on the two facilities. The credit facilities restrict the Company from paying cash dividends, and require the Company to comply with certain financial covenants. See Note 5 to the Consolidated Financial Statements for additional information.

      Management believes that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy the Company's anticipated financing needs for working capital and capital expenditures during the next twelve months.

Year 2000 Compliance

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. Each of the Company's divisions implemented a Year 2000 program designed to address the Year 2000 issue, of which all programs are now complete. The Company's total cost for these Year 2000 programs approximated $1,400,000. As a result of these efforts, the Company has experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In addition, the Company has not experienced any adverse effects with any of its third party vendors, suppliers or customers. While the Company is not aware of, and does not expect that it will experience, any material problems related to this issue, it will continue to monitor its mission-critical computer applications and those of its suppliers, vendors and customers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

      Changes in Product Demand, Competition, Backlog

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

Product Development, Business Expansion

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

       o The Company's historic growth in revenues and net earnings has resulted in large part from its strategy to expand through acquisitions. However, there is no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future. From time to time, when the Company is in the process of pursuing a strategic acquisition, the Company or the acquisition target may feel compelled for securities and other legal reasons to announce the potential acquisition or the Company's desire to enter into a certain market prior to entering into formal agreements. As a result, there can be no assurance that the Company will consummate any such acquisition.

       o The Company may have difficulty expanding its product lines to satisfy the current unusually strong demand for its products. Factors, which could limit such expansion, include delays in procurement of manufacturing equipment, shortages of skilled personnel and capacity constraints at the Company's facilities.

       o The Company is currently benefiting from an acute atypical shortage of the Company's products. This shortage has enabled the Company to increase prices for certain products and thus increase gross margins. Any drop in demand or increase in supply due to competitors expansion could cause a dramatic drop in average sales prices causing a drop in gross margins.

Foreign Operations and Sales

       o Approximately 71% of the Company's revenues are derived from sales to customers outside the United States. As a result, currency exchange rate fluctuations, inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

       o Specifically, as a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel, as compared to the statutory rates in the U.S., have had the effect of increasing the Company's net earnings. In addition, the Company takes advantage of certain incentive programs in Israel in the form of grants designed to increase employment in Israel. Any significant increase in the Israeli tax rates or reduction or elimination of any of the Israeli grant programs, such as described in "Description of Business--Manufacturing Operations" could have an adverse impact on the Company's results of operations.

Restructuring and Cost Reduction Activities

       o The Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions, as described in "Introduction and Background" of this Item, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products. For example, during 1998, restructuring costs were particularly high as a result of the Company's accelerated effort to streamline operations in response to the continued weakness in the international electronic components market at the time.

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

Raw Material Costs

       o      The Company's results of operations may be adversely impacted by:

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

Miscellaneous Factors

       o The Company's results may also be affected by a variety of other factors, including:

              1.     possible environmental liability and redemption costs;

              2.     legal proceedings and investigations;

              3. possible challenges to the Company's intellectual property rights;

              4. increases in the Company's debt levels or its cost of borrowings;

              5. changes in generally accepted accounting policies and practices;

              6. disruptions to the Company's manufacturing operations that may result from casualty losses, military hostilities particularly in the Middle East, or acts of God; and

              7.     changes in executive personnel.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31, 1999, the outstanding balance under this facility was $635,215,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 1999 was not significant. See Notes 5 and 12 to Consolidated Financial Statements for components of the Company's long-term debt and interest rate swap arrangements.

     In August 1998, the Company entered into six interest rate swap agreements with a total notional amount of $300,000,000 to manage interest rate risk related to its multicurrency revolving line of credit. These interest rate swap agreements require the Company to make payments to the counterparties at variable rates. These interest rate swap agreements mature in August 2003. The variable rates are based on USD-LIBOR-BBA rates. In November 1999, the Company entered into two three month interest rate swap agreements with a total notional amount of $300,000,000. These interest rate swap agreements require the company to make payments to the counterparties on February 29, 2000 at the three month USD-LIBOR-BBA rate as of November 29, 1999 less 0.16% and receive monthly payments from the counterparties at the monthly USD-LIBOR-BBA rate. At December 1999 and 1998, the Company paid a weighted average fixed rate of 5.61% and 5.77%, respectively and received a weighted average variable rate of 6.49% and 5.25%, respectively. The fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $8,714,000 and a net payable of $7,572,000 at December 31, 1999 and 1998, respectively.

Foreign Exchange Risk

      The Company is exposed to foreign currency exchange rate risks. The Company's significant foreign subsidiaries are located in Germany, France, Israel and the Far East. The Company continues to reduce its exposure to foreign currencies by borrowing funds in local currency to balance its foreign assets and liabilities. The Company, in most locations, has introduced a "netting" policy where subsidiaries pay all intercompany balances within thirty days.

      In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to manage the effect of exchange rate changes on certain foreign currency denominated transactions. At December 31, 1999, the notional amount of outstanding foreign currency forward exchange contracts was $6,438,000. All of the total outstanding contracts at December 31, 1999 were to hedge yen denominated commitments from customers in Japan.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

            Report of Independent Auditors

            Consolidated Balance Sheets -- December 31, 1999 and 1998.

            Consolidated Statements of Operations -- for the years ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Cash Flows -- for the years ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements-- December 31, 1999.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

      Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 1999, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Directors and Executive Officers of the Registrant."

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1999 are filed herewith. See Item 8 of this Report for a list of such financial statements.

                     (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                     (3)    Exhibits-- See response to paragraph (c) below.

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

      2.1A Memorandum of Understanding, dated as of March 15, 2000, between Lite-On JV Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit D to Amendment No. 1 to Schedule 13D filed on March 28, 2000.

      2.2 Amendment No. 1 to Joint Venture Agreement. Incorporated by reference to Exhibit C to Schedule 13D filed on July 28, 1997.

      2.3 Stock Purchase Agreement, dated December 16, 1997, among TEMIC TELEFUNKEN microelectronic GmbH, Delengate Limited, Daimler-Benz Aerospace Aktiengesellschaft, Daimler-Benz Technology Corporation, Vishay TEMIC Semiconductor Acquisition Holdings Corp., "PAMELA" Verwaltungsgesellschaft GmbH and Vishay Intertechnology. Incorporated by reference to Exhibit A to Schedule 13D filed December 24, 1997.

      2.4   Share Sale and Transfer Agreement, between "PAMELA"
            Verwaltungsgesellschaft GmbH, Vishay Intertechnology, Inc., ATMEL Corporation and Atmel Holding GmbH i.G. Incorporated by reference to
            Exhibit 2.2 to Form 8-K filed on March 17, 1998.

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

       10.14 Joint Venture Agreement, dated April 25, 1997, by and between Vishay Intertechnology, Inc. and Lite-On. Incorporated by reference to Exhibit B to Schedule 13D filed on July 28, 1997.

       21.    Subsidiaries of the Registrant.

       23.    Consent of Independent Auditors.

       27.    Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISHAY INTERTECHNOLOGY, INC.
March 28, 2000                      /s/Felix Zandman
                                    --------------------
                                    Felix Zandman, Director, Chairman
                                    of the Board, and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

March 28, 2000                      /s/Felix Zandman
                                    ----------------------
                                    Felix Zandman, Director, Chairman
                                    of the Board, and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



March 28, 2000                       /s/Avi D. Eden
                                     ---------------------
                                    Avi D. Eden, Director,Vice-Chairman
                                    of the Board, Executive Vice President
                                    and General Counsel



March 28, 2000                      /s/Gerald Paul
                                    ----------------------
                                    Gerald Paul, Director, President
                                    and Chief Operating Officer



March 28, 2000                    /s/Richard N. Grubb
                                  ----------------------
                                  Richard N. Grubb, Director,
                                  Executive Vice President, Treasurer and Chief
                                   Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)



March 28, 2000                    /s/Robert A. Freece
                                  ---------------------
                                  Robert A. Freece, Director,
                                  Senior Vice President



March 28, 2000                      /s/Eli Hurvitz
                                    ---------------------
                                    Eli Hurvitz, Director



March 28, 2000                      /s/Edward B. Shils
                                    ---------------------
                                    Edward B. Shils, Director



March 28, 2000                      /s/Luella B. Slaner
                                    ---------------------
                                    Luella B. Slaner, Director



March 28, 2000                      /s/Mark I. Solomon
                                    ---------------------
                                    Mark I. Solomon, Director



March 28, 2000                      /s/Jean-Claude Tine
                                    ---------------------
                                    Jean-Claude Tine, Director

                         Report of Independent Auditors

Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




Philadelphia, Pennsylvania
February 2, 2000, except for
    Note 17, as to which the date
    is March 21, 2000

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)

                                                            December 31
                                                       1999            1998
                                                   -----------------------------

Assets
Current assets:
    Cash and cash equivalents                      $   105,193      $   113,729
    Accounts receivable, less allowances
       of $9,495 and $9,758                            320,978          276,270
    Inventories:
       Finished goods                                  144,645          196,551
       Work in process                                 131,951          136,393
       Raw materials                                   121,704          113,194
    Deferred income taxes                               35,119           53,389
    Prepaid expenses and other current
       assets                                           67,159           67,045
                                                   -----------------------------
Total current assets                                   926,749          956,571

Property and equipment-at cost:
    Land                                                51,453           59,146
    Buildings and improvements                         261,528          270,095
    Machinery and equipment                          1,073,556        1,039,050
    Construction in progress                            61,881           69,534
                                                   -----------------------------
                                                     1,448,418        1,437,825
    Less allowances for depreciation                  (517,873)        (440,758)
                                                   -----------------------------
                                                       930,545          997,067



Goodwill                                               399,970          432,558




Other assets                                            66,517           76,548
                                                   -----------------------------
                                                   $ 2,323,781      $ 2,462,744
                                                   =============================

                                                                    December 31
                                                                1999           1998
                                                            -----------------------------
Liabilities and stockholders' equity
Current liabilities:
    Notes payable to banks                                  $    26,790    $    20,253
    Trade accounts payable                                      101,613         92,656
    Payroll and related expenses                                 77,209         70,490
    Other accrued expenses                                      107,724        111,420
    Income taxes                                                 27,418         17,425
    Current portion of long-term debt                             4,445          4,544
                                                            -----------------------------
Total current liabilities                                       345,199        316,788

Long-term debt-less current portion                             656,943        814,838
Deferred income taxes                                            62,712         68,933
Deferred income                                                  50,462         59,264
Minority interest                                                61,637         51,858
Other liabilities                                                24,715         25,174
Accrued pension costs                                           108,521        123,370

Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
       Authorized - 1,000,000 shares;
       none issued
    Common Stock, par value $.10 a share:
       Authorized-150,000,000 and 75,000,000
       shares; 74,312,309 and 74,184,370 shares
       outstanding after deducting 17,116 and
       21,489 shares in treasury                                  7,431          7,419
    Class B convertible Common Stock, par value
       $.10 a share:  Authorized-20,000,000 and
       15,000,000 shares; 10,369,932 and
       10,402,068 shares outstanding after deducting
       186,302 and 187,096 shares in treasury                     1,038          1,041
    Capital in excess of par value                              989,627        988,635
    Retained earnings                                            97,591         14,354
    Unearned compensation                                        (1,086)        (1,131)
    Accumulated other comprehensive loss                        (81,009)        (7,799)
                                                            -----------------------------
                                                              1,013,592      1,002,519
                                                            -----------------------------
                                                            $ 2,323,781    $ 2,462,744
                                                            =============================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                                                 Year ended December 31
                                          1999            1998           1997
                                     --------------------------------------------
Net sales                            $  1,760,091    $  1,572,745    $  1,125,219
Costs of products sold                  1,299,705       1,189,107         858,020
                                     --------------------------------------------
Gross profit                              460,386         383,638         267,199


Selling, general, and
    administrative expenses               254,282         234,840         136,876
Amortization of goodwill                   12,360          12,272           7,218
Unusual items                                --            29,301          14,503
Purchased research and development           --            13,300            --
                                     --------------------------------------------
                                          193,744          93,925         108,602

Other income (expense):
    Interest expense                      (53,296)        (49,038)        (18,819)
    Other                                  (5,737)         (2,241)           (222)
                                     --------------------------------------------
                                          (59,033)        (51,279)        (19,041)
                                     --------------------------------------------
Earnings before income taxes and
  minority  interest                      134,711          42,646          89,561
Income taxes                               36,940          30,624          34,167
Minority interest                          14,534           3,810           2,092
                                     --------------------------------------------
Net earnings                         $     83,237    $      8,212    $     53,302
                                     ============================================

Basic earnings per share             $       0.99    $       0.10    $       0.63
                                     ============================================
Diluted earnings per share           $       0.97    $       0.10    $       0.63
                                     ============================================

Weighted average shares
    outstanding--basic                 84,452,000      84,443,000      84,418,000
Weighted average shares
    outstanding--diluted               85,488,000      84,531,000      84,603,000

See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                  Year ended December 31
                                                            1999         1998        1997
                                                        ------------------------------------
Operating activities
Net earnings                                             $  83,237    $   8,212    $  53,302
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                        139,676      127,947       81,874
      Loss on sale of subsidiary                            10,073           --           --
      Loss on disposal of property and equipment             1,146          712        1,245
      Minority interest in net earnings of
        consolidated subsidiaries                           14,534        3,810        2,092
      Purchased research and development                        --       13,300           --
      Asset impairment losses                                   --       23,057           --
      Loss on forward exchange contract                         --       (5,295)       5,295
      Changes in operating assets and liabilities, net
       of effects of businesses acquired or sold:
           Accounts receivable                             (73,678)      13,827      (23,339)
           Inventories                                      24,988       13,304       19,501
           Prepaid expenses and other current assets        14,317      (23,206)      20,496
           Accounts payable                                 15,997        1,575        6,882
           Other current liabilities                        24,414      (25,842)       5,897
      Other                                                (14,895)      18,049        3,913
                                                        ------------------------------------
Net cash provided by operating activities                  239,809      169,450      177,158

Investing activities
Purchases of property and equipment                       (119,638)    (151,682)     (78,074)
Purchases of businesses, net of cash acquired                   --     (423,031)    (122,468)
Proceeds from sale of subsidiary                             9,118           --           --
Proceeds from sale of property and equipment                 7,934       11,650          959
                                                        ------------------------------------
Net cash used in investing activities                     (102,586)    (563,063)    (199,583)

Financing activities
Proceeds from long-term borrowings                             197        5,030        4,100
Principal payments on long-term debt                        (4,481)      (7,068)     (82,076)
Net (payments) proceeds on revolving credit lines         (143,496)     462,214      155,729
Net changes in short-term borrowings                         6,752       (9,768)     (17,152)
                                                        ------------------------------------
Net cash (used in) provided by financing activities       (141,028)     450,408       60,601
Effect of exchange rate changes on cash                     (4,731)       1,671       (3,858)
                                                        ------------------------------------
(Decrease) increase in cash and cash equivalents            (8,536)      58,466       34,318
Cash and cash equivalents at beginning of year             113,729       55,263       20,945
                                                        ------------------------------------
Cash and cash equivalents at end of year                 $ 105,193    $ 113,729    $  55,263
                                                        ====================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except share amounts)

                                                Class B                                                Accumulated
                                              Convertible   Capital in                                    Other          Total
                                    Common      Common      Excess of      Retained      Unearned      Comprehensive  Stockholders'
                                     Stock      Stock         Par          Earnings     Compensation   Income (Loss)     Equity
                                   ------------------------------------------------------------------------------------------------
Balance at December 31, 1996        $  6,717   $   945    $   824,416    $   107,762    $      (370)   $     5,760    $   945,230
Net earnings                              --        --             --         53,302             --             --         53,302
Foreign currency translation
   adjustment                             --        --             --             --             --        (46,693)       (46,693)
Pension liability adjustment              --        --             --             --             --           (966)          (966)
                                                                                                                      -----------
   Comprehensive income                                                                                                     5,643
                                                                                                                      -----------
Stock issued (35,608 shares)               4        --            777             --           (566)            --            215
Stock dividends (3,359,615;
   472,734 shares)                       336        47         85,094        (85,477)            --             --             --
Conversions from Class B to
   common (20,641 shares)                  1        (1)            --             --             --             --             --
Stock appreciation rights                 --        --          8,200             --             --             --          8,200
Tax effects relating to stock plan        --        --             68             --             --             --             68
Amortization of unearned
   compensation                           --        --             --             --            292             --            292
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1997           7,058       991        918,555         75,587           (644)       (41,899)       959,648
Net earnings                              --        --             --          8,212             --             --          8,212
Foreign currency translation
   adjustment                             --        --             --             --             --         38,174         38,174
Pension liability adjustment              --        --             --             --             --         (4,074)        (4,074)
                                                                                                                      -----------
   Comprehensive income                                                                                                    42,312
                                                                                                                      -----------
Stock issued (77,776 shares)               8        --          1,054             --         (1,062)            --             --
Stock dividends (3,350,876;
   495,338 shares)                       353        50         69,042        (69,445)            --             --             --
Conversions from Class B to
   common (13 shares)                     --        --             --             --             --             --             --
Tax effects relating to stock plan        --        --            (16)            --             --             --            (16)
Amortization of unearned
   compensation                           --        --             --             --            575             --            575
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1998           7,419     1,041        988,635         14,354         (1,131)        (7,799)     1,002,519
Net earnings                              --        --             --         83,237             --             --         83,237
Foreign currency translation
   adjustment                             --        --             --             --             --        (76,553)       (76,553)
Pension liability adjustment              --        --             --             --             --          3,343          3,343
                                                                                                                      -----------
   Comprehensive income                                                                                                    10,027
                                                                                                                      -----------
Stock issued (31,007 shares)               3        --            505             --           (508)            --             --
Stock options exercised (58,546
   shares)                                 6        --            485             --             --             --            491
Conversions from Class B to
   common (28,137 shares)                  3        (3)            --             --             --             --             --
Tax effects relating to
   stock plan                             --        --              2             --             --             --              2
Amortization of unearned
   compensation                           --        --             --             --            553             --            553
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1999        $  7,431   $ 1,038    $   989,627    $    97,591    $    (1,086)   $   (81,009)   $ 1,013,592
                                 ================================================================================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


Vishay Intertechnology, Inc. is an international manufacturer and supplier of passive electronic components and discrete active electronic components, particularly resistors, capacitors, power MOSFETS, power conversion and motor control integrated circuits, transistors and diodes. Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vishay Intertechnology, Inc. and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts, and profits. The Company's investments in 20% to 50%-owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

Revenue Recognition

The Company recognizes revenue when products are shipped to customers. The Company has agreements with distributor customers which, under specified conditions, provide protection against price reductions initiated by the Company and allow for returns of overstocked inventories. The effect of these programs is estimated based on historical experience and provisions are recorded.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $125,847,000, $114,592,000, and $73,329,000 for the years ended December 31, 1999, 1998, and
1997, respectively.

Construction in Progress

The estimated cost to complete construction in progress at December 31, 1999 was $28,208,000.

Goodwill

Goodwill (excess of purchase price over net assets acquired) is amortized principally over periods ranging from 30-40 years using the straight-line method. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will determine whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization amounted to $57,071,000 and $48,407,000 at December 31, 1999 and 1998, respectively.

Cash Equivalents

For purposes of the Statement of Cash Flows, cash equivalents include demand deposits and all highly liquid investments with maturities of three months or less when purchased.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $35,038,000, $28,857,000, and $7,023,000 for the years ended December 31, 1999, 1998, and
1997, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received by certain foreign subsidiaries from foreign governments, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants from the Israeli government recognized as a reduction of costs of products sold were $14,256,000, $13,116,000, and $11,352,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Grants receivable of $10,056,000 and $12,828,000 are included in other current assets at December 31, 1999 and 1998, respectively. Deferred grant income was $50,462,000 and $59,264,000 at December 31, 1999 and 1998, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Minority Interest

Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

Share and Per Share Amounts

On June 22, 1999, the Company effected a five-for-four split of the outstanding shares of Common Stock and Class B Common Stock. Accordingly, all share and per share amounts shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Earnings per share amounts for all periods presented also reflect 5% stock dividends paid on June 11, 1998 and June 9, 1997.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Note 10 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

Derivative Financial Instruments

The Company uses interest rate swap agreements for purposes other than trading and treats such agreements as off-balance-sheet items. Interest rate swap agreements are used by the Company to modify variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges, and effectiveness is determined by matching the principal balances and terms with each specific obligation. Such an agreement involves the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. The related amount payable to or receivable from counterparties is included as an adjustment to interest expense and to accrued interest in other accrued expenses. Gains and losses upon terminations of interest rate swap agreements are deferred as an adjustment to interest expense related to the obligations over the term of the original contract lives of the terminated swap agreements. In the event of early extinguishment of an obligation, any realized or unrealized gain or loss from the swap is recognized in income at the time of extinguishment.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Foreign currency forward exchange contracts are used to manage the effect of exchange rate changes on actual cash flows from certain foreign currency denominated transactions. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses are deferred and recognized in income when the hedged transaction occurs.

Accounting Pronouncements Pending Adoption

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. The Company is required to adopt SFAS 133, as amended, effective January 1, 2001. Based on current derivative usage and hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its future earnings or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that SAB 101 will have no material effect on the financial position or results of operations of the Company.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific cleanup site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site. Recoveries from third parties which are probable of realization and can be reasonably estimated are separately recorded, and are not offset against the related environmental liability.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current financial statement presentation.

2. Acquisitions

On March 2, 1998, the Company purchased 80.4% of Siliconix Incorporated (NASDAQ:SILI) and 100% of TEMIC Semiconductor GmbH (collectively, "TEMIC") for a total of $549,889,000 in cash. TEMIC is a producer of discrete active electronic components with manufacturing facilities in the United States, the Far East, Germany and Austria. On March 4, 1998, the Company sold the Integrated Circuits division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash.

The purchase of TEMIC was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998.

The TEMIC acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the assets and liabilities of TEMIC were required to be adjusted from historical amounts to their estimated fair values.

Management estimated that $13,300,000 of the TEMIC purchase price represented purchased in-process technology that had not reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed with no tax benefit upon consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological

                          Vishay Intertechnology, Inc.

2. Acquisitions (continued)

feasibility had not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology.

In connection with the TEMIC acquisition, the Company recorded restructuring liabilities of $30,471,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $25,197,000 of these liabilities related to employee termination costs covering 498 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $5,274,000 related to provisions for contract cancellations and other costs. As of December 31, 1999, 364 employees had been terminated and $20,203,000 of the termination costs were paid. Additionally, $3,302,000 of contract cancellation charges and other costs were paid.

The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of assets acquired ($154,866,000) is being amortized principally over periods ranging from 30-40 years using the straight-line method.

In July 1997,  the Company  purchased  65% of the common stock of Lite-On  Power
Semiconductor Corporation ("LPSC"), a Taiwan company, for $130,000,000 in cash and stock appreciation rights with a fair value at the time of issuance of $8,200,000. LPSC is a producer of discrete active electronic components with manufacturing facilities in Taiwan, China and the United States. LPSC owns 40.2% of Diodes, Inc. (AMEX:DIO). The Company utilized existing credit facilities to finance the cash portion of the purchase price. The acquisition was accounted for under the purchase method of accounting.

The results of operations of LPSC have been included in the Company's results from July 1, 1997. Excess of cost over the fair value of net assets acquired ($110,978,000) is being amortized on a straight-line method over an estimated useful life of forty years.

                          Vishay Intertechnology, Inc.

2. Acquisitions (continued)

Had the TEMIC and LPSC acquisitions been made at the beginning of 1998 and 1997, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                                        Year ended December 31
                                                       1998               1997
                                                  ------------------------------
Net sales                                            $1,655,197       $1,723,818
Net earnings                                              6,528           41,394
Basic and diluted earnings per share                       0.08             0.49

The pro forma results include adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair value of property, plant, and equipment acquired, writeoff of purchased in-process research and development, amortization of goodwill, and related tax effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

3. Unusual Items

Unusual items in 1998 consisted of the following components (in thousands):

                 Impairment losses:
                     China                              $19,556
                     Nikkohm                              3,501
                 Restructuring of European operations     5,944
                 Closing of two U.S. sales offices          300
                                                        =======
                                                        $29,301
                                                        =======

In May 1996, the Company signed letters of intent with the China National Non-Ferrous Metals Industry Corporation Nanchang Branch (the "CNNC") and United Development, Inc. to enter into joint ventures to mine, process and refine tantalum at a site in China and

                          Vishay Intertechnology, Inc.

3. Unusual items (continued)

to build a plant in China to manufacture dipped radial and chip tantalum capacitors. Management viewed this as a strategic investment as it would provide the Company with a presence in the Far East, another source of low-cost labor, and a stable, low-cost supply of tantalum. Through March 31, 1998, the Company continued to negotiate the terms of the joint ventures with the CNNC and to conduct feasibility tests on the mine. As of March 31, 1998, the Company had removed from existing production lines and packaged for shipment to China $18.9 million of equipment to be used in the manufacture of dipped radial and chip tantalum capacitors at the proposed plant. In addition, the Company had deferred $1.7 million in consulting costs incurred in evaluating the potential joint venture. During fiscal 1998, several events occurred which led to the eventual abandonment of the projects in China. First, the CNNC was disbanded by the Chinese government and replaced by a smaller organization with much less control over the various potential Chinese partners in the joint ventures. The individual Chinese partners, no longer under the central control of the CNNC, began demanding renegotiations of the joint venture agreements in ways that were unacceptable to the Company. Second, the Asian economy experienced a significant downturn and demand for the Company's tantalum capacitors dropped significantly. The reduction in demand for the Company's tantalum capacitors made the building of a large factory financially impractical. Instead, the Company downsized its plans and opened a small finishing plant for tantalum capacitors in one of the Company's existing Shanghai facilities that it had acquired in 1997. Third, suppliers of tantalum outside of China were forced to lower prices due to a significant increase in supply primarily due to competition from Chinese suppliers. Fourth, in 1997 and 1998, Vishay acquired two companies that had established facilities in China with approximately 2,000 employees in five factories. These factories served to establish Vishay as a major components manufacturer in China without additional investment by the Company. During the fourth quarter of fiscal 1998, management evaluated the proposed joint ventures and concluded that, due to the factors described above, the Company would discontinue negotiations and abandon the proposed joint ventures. Management concluded that the $18.9 million of equipment had a net realizable value of $1 million and that the $1.7 million of deferred costs were not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $19.6 million.

                          Vishay Intertechnology, Inc.

3. Unusual items (continued)

In March 1995, the Company acquired a 49% interest in Nikkohm, a Japanese manufacturer and distributor of passive electronic components. The Company's investment in Nikkohm totaled $4 million. Like the proposed Chinese joint ventures, management considered its investment in Nikkohm strategic because it provided the Company with an entry into certain Far East markets. Following the acquisition of its interest, Vishay worked with the management of Nikkohm to build Nikkohm's business and improve its profitability. Through December 31, 1997, the Company recognized a cumulative loss on its investment in Nikkohm of $499,800 (1995-$304,000; 1996-$141,800; 1997-$54,000). Management had been encouraged by Nikkohm's trend in earnings and had proposed certain marketing programs intended to further improve operating results. However, Nikkohm's results of operations began to deteriorate in fiscal 1998 due to a decrease in demand for the Company's products, particularly thin film resistors, and a downturn in the Asian economy. In addition, a significant member of Nikkohm's management resigned due to health concerns. Also, the Company's acquisitions in 1997 and 1998 had established Vishay as a major electronics components manufacturer in the Far East. During the fourth quarter of fiscal 1998, management evaluated these recent developments and concluded that the carrying amount of the investment in Nikkohm was not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $3.5 million.

Restructuring of European operations includes $5,694,000 of employee termination costs covering approximately 182 technical, production, administrative and support employees located in Germany and the United Kingdom. The remaining $250,000 relates to lease buyout expense associated with the closing of a facility in the United Kingdom. At December 31, 1998, approximately 15 employees had been terminated and $471,000 of termination costs were paid. During the year ended December 31, 1999, the Company terminated the remainder of the employees and paid related termination costs of $4,899,000. At December 31, 1999, the 1998 European operations restructuring plan was completed.

The remaining $300,000 of restructuring expense consists of employee termination costs of $130,000 and lease buyout and other expenses of $170,000 relating to the closing of two U.S. sales offices. During the year ended December 31, 1999, these sales offices were closed and the restructuring costs were paid.

                          Vishay Intertechnology, Inc.

3. Unusual Items (continued)

Unusual items expense of $14,503,000 in 1997 consisted of restructuring expense of $12,605,000 and a settlement with the United States Government in the amount of $1,898,000 representing reimbursements for overcharges relating to military products produced prior to 1993 at one of the Company's U.S. subsidiaries.

Restructuring expense of $12,605,000 in 1997 resulted from a downsizing of the Company's European operations. Approximately $10,357,000 of this expense related to employee termination costs covering 324 technical, production, administrative, and support employees located in Germany and France. Approximately $623,000 of the restructuring expense related to facility closure costs in France. The remaining $1,625,000 related to additional payments to certain employees laid off in the last half of fiscal 1996 in connection with Vishay's fiscal 1996 restructuring program. The payments were a result of a judgment rendered by a French court against a subsidiary of the Company. The court ruled that these employees were due additional payments under France's mandated social plan. At December 31, 1998, approximately 173 employees had been terminated and $6,158,000 of termination costs were paid. During the year ended December 31, 1999, the Company terminated an additional 143 employees and paid related termination costs of $4,097,000. At December 31, 1999, the 1997 European operations restructuring plan was completed.

4. Income Taxes

Earnings before income taxes and minority interest consists of the following components (in thousands):

                                    Year ended December 31
                            1999              1998           1997
                         ---------------------------------------------
    Domestic             $    26,717      $  (45,334)      $ 45,832
    Foreign                  107,994          87,980         43,729
                         ---------------------------------------------
                         $   134,711      $   42,646       $ 89,561
                         =============================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

Significant components of income taxes are as follows (in thousands):

                                 Year ended December 31
                                  1999             1998              1997
                                -----------------------------------------
           Current:
               U.S. Federal     $  1,685        $  1,590         $ 20,296
               Foreign             6,810          12,370            6,494
               State                 728             987            2,103
                                -----------------------------------------
                                   9,223          14,947           28,893

           Deferred:
               U.S. Federal       21,957             (44)           1,476
               Foreign             5,333          15,708            3,547
               State                 427              13              251
                                -----------------------------------------
                                  27,717          15,677            5,274
                                -----------------------------------------
                                $ 36,940        $ 30,624         $ 34,167
                                =========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              December 31
                                                          1999           1998
                                                    ----------------------------
Deferred tax assets:
    Pension and other retiree obligations              $  26,447      $  27,839
    Net operating loss carryforwards                      84,387        109,545
    Tax credit carryforwards                               8,236          8,535
    Restructuring reserves                                 4,981          7,937
    Other accruals and reserves                           32,385         40,643
                                                    ----------------------------
Total deferred tax assets                                156,436        194,499
    Less: Valuation allowance                            (47,648)       (59,329)
                                                    ----------------------------
Net deferred tax assets                                  108,788        135,170

Deferred tax liabilities:
    Tax over book depreciation                            86,497         99,890
    Other--net                                            14,641         11,645
                                                    ----------------------------
Total deferred tax liabilities                           101,138        111,535
                                                    ----------------------------
Net deferred tax assets                                $   7,650      $  23,635
                                                    ===========================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):

                                                    Year ended December 31
                                                 1999        1998        1997
                                               --------------------------------

Tax at statutory rate                          $ 47,149    $ 14,926    $ 31,346
State income taxes, net of U.S. federal
    tax benefit                                     606         649       1,619
Effect of foreign operations                    (13,717)     (1,561)    (11,059)
Benefit of net operating loss carryforwards          --          --        (207)
Provision for estimated tax uncertainties            --          --      10,000
Increase in valuation allowance for foreign
net operating loss carryforwards                     --      10,000          --
Purchased research and development  expense
                                                     --       4,655          --
Other                                             2,902       1,955       2,468
                                               --------------------------------
                                               $ 36,940    $ 30,624    $ 34,167
                                               ================================

At December 31, 1999, the Company had the following net operating loss carryforwards for tax purposes (in thousands):

                                                           Expires
                                                      --------------------
           U.S. Federal          $    36,794           2018-2019
           Germany                   131,218           No expiration
           France                      6,957           2004 to unlimited
           Portugal                    6,439           2001-2004

Approximately $59,480,000 of the carryforward in Germany resulted from the Company's acquisition of Roederstein, GmbH in 1993. Valuation allowances of $45,698,000 and $57,054,000 have been recorded at December 31, 1999 and 1998, respectively, for deferred tax assets related to foreign net operating loss carryforwards. In 1999 and 1998, respectively, tax benefits recognized through reductions of the valuation allowance had the effect of reducing goodwill of acquired companies by $454,000 and $446,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $21,360,000 of such benefits will reduce goodwill.

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

At December 31, 1999, no provision had been made for U.S. federal and state income taxes on approximately $423,748,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $5,463,000, $36,488,000 and $24,879,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                              December 31
                                                          1999           1998
                                                       -------------------------

Multicurrency Revolving Credit Loans                     $635,215       $777,400
Other Debt and Capital Lease Obligations                   26,173         41,982
                                                       -------------------------
                                                          661,388        819,382
Less current portion                                        4,445          4,544
                                                       -------------------------
                                                         $656,943       $814,838
                                                       =========================

At December 31, 1998, two facilities were available under the Company's amended and restated loan agreements with a group of banks: an $825,000,000 five-year multicurrency revolving credit and swing line facility (interest 5.87% at December 31, 1998); and a $275,000,000 364-day multicurrency revolving credit facility.

                          Vishay Intertechnology, Inc.

5. Long-Term Debt (continued)

On June 1, 1999, the Company amended the two credit facilities. The $825,000,000 long-term facility matures on March 2, 2003, subject to Vishay's right to request year-to-year renewals. The short-term facility now provides for a $100,000,000 364-day facility, which is available on a revolving basis until May 30, 2000. Interest on the two facilities is payable at prime or other interest rate options. The Company is required to pay facility fees on the two facilities. As of December 31, 1999, the Company had $635,215,000 outstanding under the long-term revolving credit facility (interest 7.52%, 7.10% after giving effect to interest rate swaps).

Borrowings under the loan agreements are secured by pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and certain guaranties by the significant subsidiaries. The credit facilities restrict the Company from paying cash dividends and require the Company to comply with other covenants, including the maintenance of specific financial ratios.

Other debt and capital lease obligations include borrowings under short-term credit lines of $3,410,000 and $10,470,000 at December 31, 1999 and 1998,
respectively, which are classified as long-term based on the Company's intention and ability to refinance the obligations on a long-term basis.

Aggregate annual maturities of long-term debt, are as follows: 2000--$4,445,000; 2001--$15,627,000; 2002--$1,518,000; 2003--$635,811,000; 2004--$569,000;
thereafter--$3,418,000.

At December 31, 1999, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $134,767,000, of which $104,567,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1999 and 1998 was 7.07% and 6.11%, respectively.

Interest paid was $53,605,000,  $48,105,000, and $18,699,000 for the years ended
December 31, 1999, 1998, and 1997, respectively.

                          Vishay Intertechnology, Inc.

6. Stockholders' Equity

On May 20, 1999, the Company's shareholders approved an increase in the authorized number of shares of Common Stock, $.10 par value, from 75,000,000 shares to 150,000,000 shares and an increase in the authorized number of shares of Class B Common Stock, $.10 par value, from 15,000,000 shares to 20,000,000 shares.

The Company's Class B Common Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time to shares of Common Stock.

In connection with the acquisition of LPSC (see Notes 2 and 17), the Company issued stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive in stock the increase in value on the equivalent of 2,133,000 shares of the Company's stock above $17.52 per share. The SARs may be exercised at any time prior to July 17, 2007 at the option of the former owners of LPSC. The Company may force redemption of the SARs if the Company's stock trades above the "Strike Price" ($39.64 per share effective July 17, 1999). The Strike Price increases by 10% each year. The fair value of the SARs as of July 17, 1997 was determined to be $8,200,000 using the binomial option pricing model.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 1999, 203,418 shares were available for issuance under stock plans.

                          Vishay Intertechnology, Inc.

7. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

                                                      Year ended December 31
                                                 1999       1998         1997
                                             -----------------------------------

Foreign exchange gains                       $     86     $    495     $  3,657
Loss on forward exchange contract                  --       (6,269)      (5,295)
Investment income                               3,968        4,687        2,353
Equity in net income of affiliates              2,195        1,084        1,090
Loss on sale of fixed assets                   (1,179)        (712)      (1,245)
Loss on sale of subsidiary                    (10,073)          --           --
Other                                            (734)      (1,526)        (782)
                                             -----------------------------------
                                             $ (5,737)    $ (2,241)    $   (222)
                                             ==================================

On March 26, 1999, the Company sold Nicolitch, S.A., its French manufacturer of printed circuit boards, to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of approximately $9,118,000 and recorded a noncash pretax loss of $10,073,000.

In connection with the Company's acquisition of TEMIC, the Company entered into a forward exchange contract in December 1997. This contract was intended to protect against the impact of fluctuations in the exchange rate between the U.S. Dollar and the Deutsche Mark, since the purchase price was denominated in Deutsche Marks and payable in U.S. Dollars. At December 31, 1997, the Company had an unrealized loss on this contract of $5,295,000, which resulted from marking the contract to market value. On March 2, 1998, the forward exchange contract was settled and the Company recognized an additional loss of $6,269,000.

                          Vishay Intertechnology, Inc.

8. Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income (loss) are as follows (in thousands):


                                      Beginning      Before-Tax    Tax (Benefit)   Net-of-Tax      Ending
                                       Balance         Amount         Expense        Amount        Balance
                                    -------------------------------------------------------------------------
December 31, 1999
Pension liability adjustment         $   (8,386)    $    6,173     $    2,830     $    3,343     $   (5,043)

Currency translation adjustment             587        (76,553)             -        (76,553)       (75,966)
                                    -------------------------------------------------------------------------
                                     $   (7,799)    $  (70,380)    $    2,830     $  (73,210)    $  (81,009)
                                    =========================================================================
December 31, 1998
Pension liability adjustment         $   (4,312)    $   (7,338)    $   (3,264)    $   (4,074)    $   (8,386)

Currency translation adjustment         (37,587)        38,174              -         38,174            587
                                    -------------------------------------------------------------------------
                                     $  (41,899)    $   30,836     $   (3,264)    $   34,100     $   (7,799)
                                    =========================================================================
December 31, 1997
Pension liability adjustment         $   (3,346)    $   (2,714)    $   (1,748)    $     (966)    $   (4,312)

Currency translation adjustment           9,106        (46,693)             -        (46,693)       (37,587)
                                    ---------------------------------------------------------------------
                                     $    5,760     $  (49,407)    $   (1,748)    $  (47,659)    $  (41,899)
                                    =========================================================================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits

The Company maintains several defined benefit pension and nonpension postretirement plans which cover substantially all full-time U.S. employees. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to these plans (in thousands):

                                                          Pension Benefits               Other Benefits
                                                   -------------------------------------------------------------
                                                        1999           1998           1999           1998
                                                   -------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year          $    110,965   $     98,991   $      7,977   $      7,796
    Service cost                                            3,296          3,828            264            287
    Interest cost                                           6,981          6,726            496            494
    Employee contributions                                  1,959          1,782              -              -
    Actuarial losses (gains)                              (11,690)         7,057           (849)           (94)
    Benefits paid                                          (7,064)        (7,419)          (557)          (506)
                                                   -------------------------------------------------------------
Benefit obligation at end of year                    $    104,447   $    110,965   $      7,331   $      7,977
                                                   =============================================================

Change in plan assets:
    Fair value of plan assets at
       beginning of year                             $     95,534   $     98,388
    Actual return on plan assets                            6,837            706
    Company contributions                                   2,174          2,077
    Plan participants' contributions                        1,959          1,782
    Benefits paid                                          (7,064)        (7,419)
                                                   -------------------------------
Fair value of plan assets at end of year             $     99,440   $     95,534
                                                   ===============================

Funded status                                        $     (5,007)  $    (15,431)  $     (7,331)  $     (7,977)
Unrecognized net actuarial loss (gain)                      4,455         15,184           (308)           547
Unrecognized transition obligation (asset)                    (83)            27          2,779          2,993
Unamortized prior service cost                                 75            173            248            279
                                                   -------------------------------------------------------------
Net amount recognized                                $       (560)  $        (47)  $     (4,612)  $     (4,158)
                                                   =============================================================

Amounts recognized in the consolidated balance sheets consist of:
       Prepaid benefit cost                          $      4,165   $      4,452   $          -   $          -
       Accrued benefit liability                           (4,725)        (7,817)        (4,612)        (4,158)

       Accumulated other comprehensive income                   -          3,318              -              -
                                                   -------------------------------------------------------------
Net amount recognized                                $       (560)  $        (47)  $     (4,612)  $     (4,158)
                                                   =============================================================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

                                                  Pension Benefits                   Other Benefits
                                        --------------------------------------------------------------------
                                               1999               1998             1999           1998
                                        --------------------------------------------------------------------
Weighted-average assumptions
    as of December 31:
      Discount rate                           7.50%              6.50%            7.50%          6.50%

      Expected return on plan assets      8.50% - 9.50%       8.50% - 9.50%

      Rate of compensation increase           4.50%              4.50%

                                           Pension Benefits                      Other Benefits
                                 ---------------------------------------------------------------------------
                                     1999        1998        1997         1999        1998         1997
                                 ---------------------------------------------------------------------------

Components of net periodic benefit cost:
      Annual service cost          $  5,255     $  5,610    $  4,968    $    264     $    287    $    252

      Less employee contribution      1,959        1,782       1,969           -            -           -
                                 ---------------------------------------------------------------------------
      Net service cost                3,296        3,828       2,999         264          287         252
      Interest cost                   6,981        6,726       6,266         496          494         499
      Expected return on plan
         assets                      (8,259)      (8,463)     (7,511)          -            -           -
      Amortization of prior
         service cost                    98          195         233          31           31          31

      Amortization of
         transition obligation          110          110         110         214          214         214

      Amortization of losses            461            -           -           6            -           5
                                 ---------------------------------------------------------------------------
Net periodic benefit cost          $  2,687     $  2,396    $  2,097    $  1,011     $  1,026    $  1,001
                                 ===========================================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21,494,000, $21,380,000, and $15,401,000, respectively,  as  of  December  31,  1999  and  $98,043,000,  $91,596,000,  and
$83,739,000, respectively, as of December 31, 1998.

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $21,494,000, $21,380,000, and $15,401,000, respectively,  as of  December  31,  1999 and  $110,965,000,  $101,414,000,  and
$95,535,000, respectively, as of December 31, 1998.

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

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $3,196,000, $2,816,000, and $2,l26,000 for the years ended December 31, 1999, 1998, and
1997, respectively.

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have defined benefit pension plans. The Company acquired 100% of TEMIC Semiconductor GmbH on March 2, 1998, including its pension plan. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to the German plans (in thousands):

                                                        -----------------------
                                                           1999          1998
                                                        -----------------------
Change in benefit obligation:
    Benefit obligation at beginning of year              $ 111,770    $  64,758
    Service cost                                               554          510
    Interest cost                                            6,501        6,025
    Actuarial (gains) losses                                  (837)       3,383
    Acquisition                                                 --       34,536
    Benefits paid                                           (5,341)      (5,036)
    Foreign currency translation                           (14,794)       7,594
                                                        -----------------------
Benefit obligation at end of year                        $  97,853    $ 111,770
                                                        =======================

Change in plan assets:
    Fair value of plan assets at beginning of year       $  15,227    $  13,735
    Actual return on plan assets                               753          624
    Company contributions                                    2,467        2,754
    Benefits paid                                           (2,574)      (2,872)
    Foreign currency translation                            (2,147)         986
                                                        -----------------------
Fair value of plan assets at end of year                 $  13,726    $  15,227
                                                        =======================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)


                                                                  -------------------------------------------
                                                                          1999                  1998
                                                                  -------------------------------------------
Funded status                                                       $        (84,127)     $        (96,543)
Unrecognized net actuarial losses                                              5,650                 7,002
Unrecognized transition obligation (asset)                                       (13)                  (19)
Unamortized prior service cost                                                   103                   168
                                                                  -------------------------------------------
Net amount recognized                                               $        (78,387)     $        (89,392)
                                                                  ===========================================

Amounts recognized in the consolidated balance sheets consist of:
       Accrued benefit liability                                    $        (85,612)     $        (99,476)
       Accumulated other comprehensive income                                  7,225                10,084
                                                                  -------------------------------------------
Net amount recognized                                               $        (78,387)     $        (89,392)
                                                                  ===========================================

Weighted-average assumptions as of December 31:

     Discount rate                                                        6.50%                 6.50%
     Rate of compensation increase                                        3.00%                 3.00%


                                                        -----------------------------------------------------
                                                              1999             1998              1997
                                                        -----------------------------------------------------
Components of net periodic benefit cost:
     Service cost                                           $       554      $       510       $       107
     Interest cost                                                6,501            6,025             4,261
     Expected return on plan assets                                (488)            (476)           (1,179)
     Amortization of prior service cost                              65               86               106
     Amortization of transition asset                                (6)              (2)               (4)
     Amortization of losses                                         250               62                 -
                                                        -----------------------------------------------------
Net periodic benefit cost                                   $     6,876      $     6,205       $     3,291
                                                        =====================================================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the German pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were $97,853,000, $96,601,000, and $13,726,000, respectively, as of December 31, 1999 and
$111,770,000,  $110,871,000,  and $15,227,000,  respectively, as of December 31,
1998.

10. Stock Options

The Company has three stock option programs. Under the 1995 Stock Option Program, certain key executives of the Company were granted options on March 3, 1995, to purchase 1,522,000 shares of the Company's Common Stock. The options were fully vested on the date of grant and expire March 1, 2000, with one-third exercisable at $18.31, one-third exercisable at $23.04, and one-third exercisable at $32.91.

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998, to purchase 1,791,000 shares of the Company's Common Stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $16.33, one-third at $18.79, and one-third at $20.42.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options on October 6, 1998 to purchase 1,065,000 shares of the Company's Common Stock. The options, which are exercisable at $8.40, vest evenly over a six-year period, and expire March 16, 2008. On October 8, 1999, an additional 852,000 options were granted. These options are exercisable at $23.00, vest evenly over a six-year period, and expire October 8, 2009.

                          Vishay Intertechnology, Inc.

10. Stock Options (continued)

The following table summarizes the Company's stock option activity (options in thousands):

                                              1999                      1998                       1997
                                    --------------------------------------------------------------------------------
                                                  Weighted                  Weighted                   Weighted
                                                  Average                   Average                     Average
                                     Number of    Exercise     Number of    Exercise     Number of     Exercise
                                      Options       Price       Options       Price       Options        Price
                                    --------------------------------------------------------------------------------
Outstanding at beginning of year         4,196       $17.94        1,522       $24.75        1,522       $24.75
Granted                                    852        23.00        2,856        14.74            -         -
Exercised                                  (59)        8.40            -            -            -         -
Forfeited                                    -          -           (182)       24.75            -         -
Cancelled                                  (35)        8.40            -            -            -         -
                                    --------------            --------------           ---------------
Outstanding at end of year               4,954        18.99        4,196        17.94        1,522        24.75
                                    ==============            ==============            ==============

Exercisable at end of year               3,244        20.74        3,132        21.18        1,522        24.75
                                    ==============            ==============            ==============
Available for future grants                 87                       904                         -

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 1999 (options in thousands):

                                       Options Outstanding                        Options Exercisable
                                       -------------------                        -------------------
                                               Weighted Average      Weighted                     Weighted
                                                  Remaining          Average                      Average
 Range of Exercise            Number of          Contractual         Exercise      Number of      Exercise
      Prices                   Options              Life              Price        Options         Price
      ------                   -------              ----              -----        -------         -----
         $8.40                     971               8.76             $8.40             113        $8.40
    $16.33 - $20.42              2,238               6.75             18.47           2,238        18.47
         $23.00                    852               9.77             23.00               -            -
    $23.04 - $32.19                893               0.16             27.98             893        27.98
                         ---------------------                                   --------------
         Total                   4,954               6.47             18.99           3,244        20.74
                         =====================                                   ==============

                          Vishay Intertechnology, Inc.

10. Stock Options (continued)

The  following is provided to comply with the  disclosure  requirements  of SFAS
123. If compensation cost for the Company's stock option programs had been determined using the fair-value method prescribed by SFAS 123, the Company's results for the year ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                  1999            1998
                                             -------------------------------
        Net earnings (loss)                     $ 82,103        $ (1,906)
        Basic earnings (loss) per share           0.97           (0.02)
        Diluted earnings (loss) per share         0.96           (0.02)

The weighted average fair value of the options granted was estimated using the Black-Scholes option pricing model, with the assumptions presented below. All options granted in 1999 had an exercise price equal to the market value and a weighted average fair value of $9.31. For options granted in 1998 with an exercise price equal to the market value, the weighted average fair value was $5.22 and the weighted average exercise price was $11.61. For options granted in 1998 with an average exercise price greater than the market value, the weighted average fair value was $5.78 and the weighted average exercise price was $20.70.

                              1999                           1998
                        ------------------   -----------------------------------
                           1998 Stock           1998 Stock     1997 Stock Option
                         Option Program       Option Program        Program
                        ------------------   -----------------------------------
Expected dividend yield           -                    -                 -
Risk-free interest rate        6.0%                 4.2%              5.7%
Expected volatility           51.3%                48.3%             48.3%
Expected life (in years)       4.5                  4.5               8

                          Vishay Intertechnology, Inc.

11. Leases

Total rental expense under operating leases was $21,390,000, $23,703,000, and $9,413,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:
2000--$15,213,000;   2001--$12,237,000;   2002--$11,435,000;  2003--$10,507,000;
2004--$11,797,000; thereafter--$54,318,000.

12. Financial Instruments

The Company uses financial instruments in the normal course of its business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt and interest rate swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

Financial instruments with potential credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

Interest Rate Swap Agreements

In August 1998, the Company entered into six interest rate swap agreements with a total notional amount of $300,000,000 to manage interest rate risk related to its multicurrency revolving line of credit. These interest rate swap agreements require the Company to make payments to the counterparties at the fixed rate stated in the agreements, and in return to receive payments from the counterparties at variable rates. These interest rate swap agreements mature in August 2003. The variable rates are based on USD-LIBOR-BBA rates. In November 1999, the Company entered into two three-month interest rate swap agreements with a total notional amount of $300,000,000. These interest rate swap

                          Vishay Intertechnology, Inc.

12. Financial Instruments (continued)

agreements require the Company to make payments to the counterparties on February 29, 2000 at the three-month USD-LIBOR-BBA rate as of November 29, 1999 less 0.16% and to receive monthly payments from the counterparties at the monthly USD-LIBOR-BBA rate. At December 31, 1999 and 1998, the Company paid a weighted average fixed rate of 5.61% and 5.77%, respectively, and received a weighted average variable rate of 6.49% and 5.25%, respectively. The fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $8,714,000 and a net payable of $7,572,000 at December 31, 1999 and 1998, respectively.

Foreign Currency Forward Exchange Contracts

In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. At December 31, 1999, the notional amount of outstanding foreign currency forward exchange contracts was $6,438,000. All of the total outstanding contracts at December 31, 1999 were to hedge yen denominated commitments from customers in Japan.

Cash and Cash Equivalents, Notes Payable, and Long-Term Debt

The carrying amounts reported in the consolidated balance sheets approximate fair value.

13. Current Vulnerability Due to Certain Concentrations

Sources of Supply

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers. Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder form primarily under annual contracts with domestic and foreign suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. The Company believes that

                          Vishay Intertechnology, Inc.

13. Current Vulnerability Due to Certain Concentrations (continued)

there is currently a surplus of tantalum ore reserves and a sufficient number of tantalum processors relative to foreseeable demand. The tantalum required by the Company has generally been available in sufficient quantities to meet its requirements. However, the limited number of tantalum powder suppliers could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. Palladium is used to produce multi-layer ceramic capacitors. Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium fluctuated in the range of approximately $127 to $444 per troy ounce during the three years ended December 31, 1999, and had increased to $670 per troy ounce as of February 28, 2000. Palladium is currently found in South Africa and Russia. Due to various factors, the Company believes there may be a short-term shortage of palladium which may afffect both the cost of palladium and the Company's plan to expand multi-layer ceramic chip capacitor production to meet increased demand. An inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

Geographic Concentration

To address the increasing demand for its products and to lower its costs, the Company has expanded, and plans to continue to expand, its manufacturing operations in Israel in order to take advantage of that country's lower wage rates, highly skilled labor force, government-sponsored grants, and various tax abatement programs. Israeli incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if events were to occur in the Middle East that materially interfered with the Company's operations in Israel.

14. Business Segment and Geographic Area Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors and inductors and Active Electronic Components (Actives) consisting principally of diodes, transistors, power MOSFETS, power conversion and motor control integrated circuits.

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data (continued)

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income excluding amortization of intangibles and special charges. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). The operating results of Actives reflect the acquisition of TEMIC as of March 2, 1998 and the acquisition of LPSC as of July 1, 1997. Business segment assets are the owned or allocated assets used by each business.

The corporate component of operating income represents corporate selling, general, and administrative expenses. Corporate assets include corporate cash, property, plant, and equipment, and certain other assets.


                                            1999           1998          1997
                                        ----------------------------------------
                                                   (In Thousands)
Business Segment Information
Net Sales:
   Passives                             $ 1,008,266    $ 1,027,902    $ 1,086,929
   Actives                                  751,825        544,843         38,290
                                        ----------------------------------------
                                        $ 1,760,091    $ 1,572,745    $ 1,125,219
                                        =========================================

Operating Income:
   Passives                             $   104,655    $   114,747    $   138,185
   Actives                                  119,510         51,516          2,959
   Corporate                                (18,061)       (17,465)       (10,821)
   Unusual items                                 --        (29,301)       (14,503)
   Purchased research and development            --        (13,300)            --
   Amortization of goodwill                 (12,360)       (12,272)        (7,218)
                                        ----------------------------------------
                                        $   193,744    $    93,925    $   108,602
                                        =========================================

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data (continued)


                                             1999              1998              1997
                                       -----------------------------------------------------
                                                         (In Thousands)
Business Segment Information

Depreciation Expense:
   Passives                             $       75,798     $       74,173   $       69,716
   Actives                                      49,826             40,210            3,409
   Corporate                                       223                209              204
                                       -----------------------------------------------------
                                        $      125,847     $      114,592   $       73,329
                                       =====================================================

Total Assets:
   Passives                             $    1,429,177     $    1,693,554   $    1,506,191
   Actives                                     882,296            750,875          211,684
   Corporate                                    12,308             18,315            1,773
                                       -----------------------------------------------------
                                        $    2,323,781     $    2,462,744   $    1,719,648
                                       =====================================================

Capital Expenditures:
   Passives                             $       52,903     $       87,168   $       69,617
   Actives                                      61,409             59,969            8,285
   Corporate                                     5,326              4,545              172
                                       -----------------------------------------------------
                                        $      119,638     $      151,682   $       78,074
                                       =====================================================

The amount of investment in equity method investees included in the Actives total assets above was $12,495,000, $10,090,000, and $8,854,000 for 1999, 1998
and 1997, respectively.

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data (continued)

The following geographic area data include net sales based on revenues generated by subsidiaries located within that geographic area and property, plant, and equipment based on physical location:


                                                             1999             1998              1997
                                                       ----------------------------------------------------
                                                                         (In Thousands)
Geographic Area Information

Net Sales:
   United States                                        $      706,049    $      659,845   $      624,377
   Germany                                                     574,629           519,114          249,298
   Asia Pacific                                                273,921           185,784           44,647
   France                                                       88,975           119,992          114,704
   Other                                                       116,517            88,010           92,193
                                                       ----------------------------------------------------
                                                        $    1,760,091    $    1,572,745   $    1,125,219
                                                       ====================================================

Property, Plant, and Equipment (Net):
   United States                                        $      333,594    $      352,007   $      205,784
   Germany                                                     127,727           153,423          110,827
   Israel                                                      268,916           283,691          271,180
   Asia Pacific                                                 97,060            67,051           42,522
   France                                                       25,758            45,461           43,071
   Other                                                        77,490            95,434           35,758
                                                       ----------------------------------------------------
                                                        $      930,545    $      997,067   $      709,142
                                                       ====================================================

                          Vishay Intertechnology, Inc.

15. Earnings per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires net earnings per share to be presented under two calculations, basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using common and dilutive potential common shares outstanding during the periods presented. The Company's potential common shares consist primarily of stock options granted under the Company's 1995, 1997, and 1998 stock option plans (see Note 10) and stock appreciation rights issued in connection with the LPSC acquisition (see Notes 2, 6, and 17).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Year ended December 31
                                                             1999              1998             1997
                                                       -----------------------------------------------------
Numerator:
    Net Income                                           $      83,237     $       8,212    $      53,302

Denominator:
    Denominator for basic earnings per
       share - weighted average shares                          84,452            84,443           84,418

    Effect of dilutive securities:
       Employee stock options                                      539                 -                -
       Stock appreciation rights                                   378                 -                -
       Other                                                       119                88              185
                                                       -----------------------------------------------------
    Dilutive potential common shares                             1,036                88              185
                                                       -----------------------------------------------------

    Denominator for diluted earnings per share -
       adjusted weighted average shares                         85,488            84,531           84,603
                                                       =====================================================

Basic earnings per share                                 $       0.99      $       0.10     $       0.63
                                                       =====================================================

Diluted earnings per share                               $       0.97      $       0.10     $       0.63
                                                       =====================================================

                          Vishay Intertechnology, Inc.

15. Earnings per Share (continued)

For the year ended December 31, 1999, options to purchase 477,000 shares of Common Stock at $32.91 per share were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,433,000 shares of Common Stock at prices ranging from $16.33 to $32.91 per share outstanding during 1998, and options to purchase 1,523,000 shares at prices ranging from $18.31 to $32.91 per share outstanding during 1997, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                          Vishay Intertechnology, Inc.

16. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                            First Quarter            Second Quarter           Third Quarter
                                          1999         1998         1999        1998        1999         1998
Net sales                               $423,058      $348,744      $425,323   $412,844   $443,711   $399,499
Gross profit                              99,890        85,204       108,681    102,392    119,633     97,595
Net earnings (loss)                          818(1)     16,536(2)     20,181     16,766     25,736     12,121

Basic earnings (loss) per share (4):    $    .01(1)   $    .20(2)   $    .24   $    .20   $    .30   $    .14

Diluted earnings (loss) per share (4)   $    .01(1)   $    .20(2)   $    .24   $    .20   $    .30   $    .14


                                             Fourth Quarter                Total Year
                                           1999          1998           1999        1998

Net sales                               $  467,999   $  411,658       $1,760,091   $1,572,745
Gross profit                               132,182       98,447          460,386      383,638
Net earnings (loss)                         36,502      (37,211)(3)       83,237        8,212

Basic earnings (loss) per share (4):    $      .43   $     (.44)(3)   $      .99   $      .10

Diluted earnings (loss) per share (4)   $      .42   $     (.44)(3)   $      .97   $      .10



(1) The sale of Nicolitch, S.A. and a tax rate change in Germany reduced net earnings by $14,562,000 or $0.17 per share in the first quarter of 1999.

(2) A forward exchange contract loss ($6,269,000) reduced net earnings by $3,924,000 or $0.05 per share in the first quarter of 1998.

(3) Charges for restructuring ($6,244,000), impairment losses ($23,057,000), purchased research and development ($13,300,000), reduction of a deferred tax asset ($10,000,000), and other noncash charges ($1,815,000) reduced net earnings by $51,411,000 or $.61 per share in the fourth quarter of 1998.

(4) Adjusted to give retroactive effect to a five-for-four stock split in June 1999 and a 5% stock dividend paid in June 1998.

17. Subsequent Events

On January 24, 2000, the Company exercised its right to call the stock appreciation rights ("SARs") issued in connection with its acquisition of LPSC (see Notes 2 and 6). Based on the call price of $39.64 per share and the average closing price of Vishay shares for the thirty days prior to January 24, 2000, the Company would have to issue 1,529,000 shares Vishay Common Stock to settle the SARs.

On March 15, 2000, the Company and Lite-On JV Corporation ("Lite-On Group") entered into a Memorandum of Understanding for the sale of Vishay's 65% interest in LPSC to the Lite-On Group for consideration consisting of cash and the assignment or transfer to Vishay of the Lite-On Group's rights under the SARs. The Lite-On Group currently owns the remaining 35% interest in LPSC. Based on the March 21, 2000 closing price of Vishay stock of $59, the accounting for the disposition of Vishay's interest in LPSC would have a minor downward effect on Vishay's earnings. The actual effect on earnings from the disposition of LPSC will depend on the value of Vishay stock at the time the parties execute final documentation. The closing is expected to occur before September 30, 2000. During the time prior to the closing, the parties will prepare additional documentation relating to the transaction, and the Lite-On Group will arrange its financing for the cash portion of the purchase price. The Company and the Lite-On Group have agreed to defer the actual redemption of the SARs pending the execution of certain documentation relating to the sale of Vishay's interest in LPSC to the Lite-On Group. No effects of these transactions are reflected in the Company's financial statements for the year ended December 31, 1999.

                                  EXHIBIT INDEX

Exhibit                        Description                       Page Number in
No.                                                               sequentially
                                                                  Numbered Copy

2.1 Lite-on Stock Purchase Agreement, dated as of April 25, 1997, among Lite-On Semiconductor Corporation, Silitek Corporation, Lite-On Technology Corporation, Dyna Investment Co., Ltd., Lite-On Inc. and other shareholders as Sellers and Vishay Intertechnology, Inc. as Purchaser. Incorporated by reference to Exhibit A to
      Schedule 13D filed on July 28, 1997.

2.1A Memorandum of Understanding, dated as of March 15, 2000, between Lite-On JV Corporation and Vishay
      Intertechnology, Inc. Incorporated by reference to Exhibit D to Amendment No. 1 to Schedule 13D filed on
      March 28, 2000.

2.2 Amendment No. 1 to Joint Venture Agreement. Incorporated by reference to Exhibit C to Schedule 13D filed on July
      28, 1997.

2.3 Stock Purchase Agreement, dated December 16, 1997, among TEMIC TELEFUNKEN microelectronic GmbH, Delengate Limited, Daimler-Benz Aerospace Aktiengesellschaft, Daimler-Benz Technology Corporation, Vishay TEMIC Semiconductor Acquisition Holdings Corp., "PAMELA" Verwaltungsgesellschaft GmbH and Vishay Intertechnology. Incorporated by reference to Exhibit A to Schedule 13D filed December 24, 1997.

2.4   Share Sale and Transfer Agreement, between "PAMELA"
      Verwaltungsgesellschaft GmbH, Vishay Intertechnology,
      Inc., ATMEL Corporation and Atmel Holding GmbH i.G.
      Incorporated by reference to Exhibit 2.2 to Form 8-K filed on March 17, 1998.

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

10.14 Joint Venture Agreement, dated April 25, 1997, by and between Vishay Intertechnology, Inc. and Lite On [JV
      Co.]. Incorporated by reference to Exhibit B to Schedule
      13D filed on July 28, 1997.

21.   Subsidiaries of the Registrant.

23.   Consent of Independent Auditors.

27.   Financial Data Schedule.