Form 10-Q
period 2000-03-31
VISHAY INTERTECHNOLOGY INC
filed 2000-05-15
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to_______

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

As of May 12, 2000 registrant had 75,776,677 shares of its Common Stock and 10,369,931 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                    CONTENTS

                                                                         Page
                                                                         Number
                                                                         ------
PART I.          FINANCIAL INFORMATION

     Item 1.     Consolidated Condensed Balance Sheets -
                    March 31, 2000 and December 31, 1999                   3-4

                 Consolidated Condensed Statements of Operations -
                    Three Months Ended March 31, 2000 and 1999              5

                 Consolidated Condensed Statements of Cash Flows -
                    Three Months Ended March 31, 2000 and 1999              6

                 Notes to Consolidated Condensed Financial Statements     7-10

     Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  11-14

PART II.         OTHER INFORMATION                                         15

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                     March 31        December 31
ASSETS                                                 2000             1999
------                                                 ----             ----

CURRENT ASSETS
  Cash and cash equivalents                        $  124,877        $  105,193
  Accounts receivable                                 385,136           320,978
  Inventories:
    Finished goods                                    150,252           144,645
    Work in process                                   129,889           131,951
    Raw materials                                     126,617           121,704
  Deferred income taxes                                42,028            35,119
  Prepaid expenses and other current assets            72,524            67,159
                                                   ----------        ----------
                TOTAL CURRENT ASSETS                1,031,323           926,749

PROPERTY AND EQUIPMENT - AT COST
  Land                                                 50,489            51,453
  Buildings and improvements                          258,469           261,528
  Machinery and equipment                           1,073,125         1,073,556
  Construction in progress                             76,498            61,881
  Allowance for depreciation                         (539,649)         (517,873)
                                                   ----------        ----------
                                                      918,932           930,545

GOODWILL                                              393,833           399,970

OTHER ASSETS                                           60,654            66,517
                                                   ----------        ----------
                                                   $2,404,742        $2,323,781
                                                   ==========        ==========

                                                     March 31        December 31
                                                       2000             1999
                                                       ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $   35,629        $   26,790
  Trade accounts payable                              105,918           101,613
  Payroll and related expenses                         74,883            77,209
  Other accrued expenses                              114,707           107,724
  Income taxes                                         46,383            27,418
  Current portion of long-term debt                     4,356             4,445
                                                  -----------        ----------
          TOTAL CURRENT LIABILITIES                   381,876           345,199

LONG-TERM DEBT                                        607,276           656,943

DEFERRED INCOME TAXES                                  63,043            62,712

DEFERRED INCOME                                        48,560            50,462

MINORITY INTEREST                                      67,544            61,637

OTHER LIABILITIES                                      23,882            24,715

ACCRUED PENSION COSTS                                 104,810           108,521

STOCKHOLDERS' EQUITY
  Common Stock                                          7,575             7,431
  Class B Common Stock                                  1,038             1,038
  Capital in excess of par value                    1,023,633           989,627
  Retained earnings                                   171,862            97,591
  Accumulated other comprehensive loss                (94,786)          (81,009)
  Unearned compensation                                (1,571)           (1,086)
                                                   ----------        ----------
                                                    1,107,751         1,013,592
                                                   ----------        ----------
                                                   $2,404,742        $2,323,781
                                                   ==========        ==========

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                          Three Months Ended
                                                               March 31,
                                                           2000         1999
                                                           ----         ----

Net sales                                                $538,894     $423,058
Costs of products sold                                    351,178      323,168
                                                         --------     --------
                     GROSS PROFIT                         187,716       99,890

Selling, general, and administrative expenses              67,944       62,497
Amortization of goodwill                                    3,136        3,292
                                                         --------     --------
                     OPERATING INCOME                     116,636       34,101

Other income (expense):
  Interest expense                                        (12,515)     (12,880)
  Loss on disposal of subsidiary                              -        (10,073)
  Other                                                      (174)       1,232
                                                         --------     --------
                                                          (12,689)     (21,721)
                                                         --------     --------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST        103,947       12,380

Income taxes                                               23,454        9,043
Minority interest                                           6,222        2,519
                                                         --------     --------
                     NET EARNINGS                         $74,271         $818
                                                         ========     ========

Basic earnings per share                                    $0.86        $0.01

Diluted earnings per share                                  $0.84        $0.01

Weighted average shares outstanding - basic                86,692       84,448

Weighted average shares outstanding - diluted              88,495       84,663


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                           Three Months Ended
                                                          March 31     March 31
                                                            2000         1999
                                                            ----         ----

OPERATING ACTIVITIES

  Net earnings                                            $ 74,271    $    818
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         38,219      35,735
      Loss on sale of subsidiary                               -        10,073
      Loss on disposal of property and equipment               100          36
      Minority interest in net earnings of
        consolidated subsidiaries                            6,222       2,519
      Other                                                 16,455      (9,853)
      Changes in operating assets and liabilities          (68,032)    (31,068)
                                                          --------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES               67,235       8,260

INVESTING ACTIVITIES
  Purchases of property and equipment                      (40,326)    (25,026)
  Proceeds from sale of subsidiary                             -         9,118
  Proceeds from sale of property and equipment               2,270         723
                                                          --------    --------
    NET CASH USED IN INVESTING ACTIVITIES                  (38,056)    (15,185)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                           -           296
  Principal payments on long-term debt                      (1,170)     (1,978)
  Net payments on revolving credit lines                   (48,617)    (16,735)
  Net changes in short-term borrowings                       8,497       6,689
  Proceeds from stock options exercised                     33,466         -
                                                          --------    --------
    NET CASH USED IN FINANCING ACTIVITIES                   (7,824)    (11,728)
Effect of exchange rate changes on cash                     (1,671)     (3,268)
                                                          --------    --------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                      19,684     (21,921)

Cash and cash equivalents at beginning of period           105,193     113,729
                                                          --------    --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD            $124,877    $ 91,808
                                                          ========    ========

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
March 31, 2000

Note 1:   Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with Form 10-K for the year ended December 31, 1999.

Note 2:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                        Three Months Ended
                                                             March 31,
                                                      2000              1999
                                                 -------------      ------------
Numerator:
   Net income                                    $     74,271       $       818
                                                 ------------       -----------
Denominator:
   Denominator for basic earnings per share -
   weighted average shares                             86,692            84,448

Effect of dilutive securities:
   Stock appreciation rights                              386                 -
   Employee stock options                               1,295               155
   Other                                                  122                60
                                                 ------------       -----------
   Dilutive potential common shares                     1,803               215

   Denominator for diluted earnings per
   share - adjusted weighted average shares            88,495            84,663

Basic earnings per share                         $       0.86      $       0.01
                                                 ============      ============
Diluted earnings per share                       $       0.84      $       0.01
                                                 ============      ============

         Earnings per share amounts for all periods presented reflect the five-for-four stock split paid on June 22, 1999.

         In connection with the acquisition of LPSC, the Company issued stock appreciation rights (SARs) to the former owners of LPSC. The SARs represent the right to receive, in stock, the increase in value on the equivalent of 2,133,000 shares of the Company's stock above $17.52 per share. On January 24, 2000, the Company exercised its right to call the SARs. Based on the call price of $39.64 per share and the average closing price of Vishay shares for thirty days prior to January 24, 2000, the Company would have to issue 1,529,000 shares of Vishay Common Stock to settle the SARs. For the quarter ended March 31, 2000, 1,143,000 shares were included in the calculation of basic earnings per share and 1,529,000 shares were included in the calculation of diluted earnings per share. See Note 6 with respect to the proposed sale of the Company's interest in LPSC for consideration including transfer to the Company of the rights under the SARs.


Note 3: Business Segment Information

         The Company designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) and Active Electronic Components (Actives). The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is the computation of business segment operating income excluding amortization of intangibles. The corporate component of operating income represents corporate selling, general, and administrative expenses.

                                                     Three Months Ended
                                                          March 31,
                                                       2000          1999
                                                    ---------     ----------
Business Segment Information
(in thousands)

Net Sales:
   Passives                                       $   325,510     $   251,532
   Actives                                            213,384         171,526
                                                  ------------    ------------
                                                  $   538,894     $   423,058
                                                  ------------    ------------
Operating Income:
   Passives                                       $    77,974     $    16,619
   Actives                                             48,666          23,338
   Corporate                                           (6,868)         (2,564)
   Amortization of Goodwill                            (3,136)         (3,292)
                                                  -----------     -----------
                                                  $   116,636     $    34,101
                                                  -----------     -----------

Note 4: Comprehensive Income

         Total comprehensive income (loss) includes the following components (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          2000           1999
                                                        --------       --------

Net Income                                            $  74,271       $     818

Other comprehensive income (loss):
   Foreign currency translation adjustment              (14,007)        (42,149)
   Pension liability adjustment, net of tax                 231             534
                                                      ---------       ---------
Total other comprehensive loss                          (13,776)        (41,615)
                                                      ---------       ---------
Comprehensive income (loss)                              $60,495      $ (40,797)
                                                      ==========      =========

Note 5: Income Taxes

         The effective tax rate for the first quarter of 2000 was 22.6% as compared to 73.0% for the first quarter of 1999. The unusual effective tax rate for the first quarter of 1999 was due to the following: (i) the non tax deductibility of the pretax loss on the sale of Nicolitch, S.A. ($10,073,000);
(ii) the tax expense  recorded on the sale of Nicolitch,  S.A.($1,416,000);  and
(iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the first quarter of 1999 would have been 25.3%.

Note 6: Sale of Subsidiary

         On March 15, 2000, the Company and Lite-On JV Corporation ("Lite-On Group") entered into a Memorandum of Understanding for the sale of the Company's 65% interest in LPSC to the Lite-On Group for consideration consisting of cash and the assignment or transfer to Vishay of the Lite-On Group's rights under the SARs (see Note 2). The Lite-On Group currently owns the remaining 35% interest in LPSC. The actual effect on earnings from the disposition of LPSC will depend on the value of the Company's stock at the time the parties execute final documentation. The closing is expected to occur before September 30, 2000. During the time prior to the closing, the parties will prepare additional documentation relating to the transaction, and the Lite-On Group will arrange its financing for the cash portion of the purchase price. The Company and the Lite-On Group have agreed to defer the actual redemption of the SARs pending the execution of certain documentation relating to the sale of the Company's interest in LPSC to the Lite-On Group. No effects of these transactions are reflected in the Company's financial statements for the quarter ended March 31, 2000.

         On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards, to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of $9,118,000 and recorded a non-cash book loss of $11,489,000, including tax expense of $1,416,000.

Note 7: Subsequent Event

On May 15, 2000, the Company sold 5,895,000 shares of its common stock in an underwritten public offering at a price of $73.50 per share, including 95,000 shares to cover over-allotments. Of the shares being offered, 5,595,000 shares were offered by the Company and 300,000 shares were offered by selling stockholders. The Company has granted the underwriters options to purchase up to 775,000 additional shares of common stock at the public offering price to cover additional over-allotments, if any. The total net proceeds to the Company from the offering, after deducting the underwriters discount and estimated expenses, were $395.2 million. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. However, the Company received approximately $5.0 million representing the aggregate exercise price of the stock options through which the selling stockholders acquired their shares. The Company intends to use the net proceeds it received from the offering to repay a portion of the debt outstanding under its long-term revolving credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                            Three Months ended
                                                                 March 31,
                                                             2000        1999
                                                             ----        ----
               Costs of products sold                        65.2 %       76.4 %
               Gross profit                                  34.8         23.6
               Selling, general, and administrative
                  expenses                                   12.6         14.8

               Operating income                              21.6          8.1
               Earnings before income taxes and minority
                  interest                                   19.3          2.9

               Effective tax rate                            22.6         73.0
               Net earnings                                  13.8          0.2

Net Sales

         First quarter net sales increased $115,836,000 or 27.4% from the first quarter of 1999. Both the passive and active components businesses contributed to this increase. The passive components business net sales were $325,510,000 for the first quarter as compared to $251,532,000 for the first quarter of 1999; a 29.4% increase. The active components business first quarter net sales were $213,384,000 as compared to $171,526,000 for the first quarter of 1999; a 24.4%
increase. This sales growth reflects the strong demand for the Company's products, particularly in telecommunication, automotive, and computer applications markets. The sales increase for the first quarter of 2000 was offset by $22,873,000 on account of the strengthening of the U.S. dollar against foreign currencies during the quarter, in comparison to the first quarter of the prior year.

Costs of Products Sold

         Costs of products sold for the first quarter were 65.2% of net sales, as compared to 76.4% for the first quarter of 1999. Gross profit, as a percentage of net sales increased to 34.8% compared to 23.6% for the first quarter of 1999, with both the active and passive components businesses contributing to the increase.

         The active components business gross margins were 37.1% as compared to 30.1% for the first quarter of 1999. The Siliconix operation was primarily responsible for this increase. The gross profit margin for Siliconix was 48.0% for the quarter ended March 31, 2000. This was due to increased manufacturing efficiencies, an improved product mix, and continued cost reduction efforts.

         The passive components business gross profit margins were 33.4% as compared to 19.8% for the first quarter of 1999. This increase was mainly a result of increased demand for the passive products, particularly resistors, tantalum capacitors, and multi-layer ceramic chip capacitors. Average selling prices remained comparable with the first quarter of 1999.

         Israeli government grants, recorded as a reduction of costs of products sold, were $3,677,000 for the first quarter of 2000, as compared to $3,464,000 for the first quarter of 1999. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at March 31, 2000 relating to Israeli government grants was $48,560,000, as compared to $50,462,000 at December 31, 1999.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the first quarter of 2000 were 12.6% of net sales, as compared to 14.8% of net sales for the first quarter of 1999. The decrease in selling, general and administrative expenses, as a percentage of net sales, relates to higher net sales in 2000 as compared to the first quarter of 1999. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries.

Interest Expense

         Interest costs decreased by $365,000 as compared to the first quarter of 1999. This decrease was a result of lower outstanding bank borrowings during the first quarter of 2000 as compared to the first quarter of the prior year, partially offset by higher interest rates.

Other Income

         Other income for the first quarter of 2000 decreased by $1,406,000 as compared to the first quarter of 1999. This is attributable to greater foreign exchange losses partially offset by higher interest income and income recognized under the equity method.

Loss on Sale of Subsidiary

         Included in the first quarter 1999 results is a pre-tax loss of $10,073,000 relating to the sale of Nicolitch S.A., a French manufacturer of printed circuit boards, to Leonische Drahtwerke AG, which was completed on March 26, 1999.

Minority Interest

         Minority interest for the first quarter of 2000 increased by $3,703,000 as compared to the first quarter of 1999 primarily due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

Income Taxes

         The effective tax rate for the first quarter was 22.6% as compared to 73.0% for the first quarter of 1999. The higher tax rate for the first quarter of 1999 primarily reflects the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the first quarter of 1999 would have been 25.3%. The continuing effect of low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $12,853,000 and $2,998,000 for the first quarter of 2000 and 1999, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations were $67,235,000 compared to $8,260,000 for the first quarter of 1999. The increase in cash generated from operations is attributable to an increase in net earnings from the first quarter of 1999. Net purchases of property and equipment were $40,326,000 compared to $25,026,000 in the first quarter of 1999, reflecting the Company's efforts toward increasing capacity. The Company paid down $48,617,000 on its revolving credit lines during the first quarter of 2000. These payments were partially funded by the proceeds from stock options exercised during the quarter of $33,466,000. The Company's financial condition at March 31, 2000 was strong, with a current ratio of 2.70 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .55 to 1 at March 31, 2000 as compared to .82 to 1 at March 31, 1999 and .65 to 1 at December 31, 1999.

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

Safe Harbor Statement

         From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The Company's 1999 Annual Report on Form 10-K contains cautionary statements that identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At March 31, 2000, the outstanding balance under this facility was $595,000,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. At March 31, 2000, a fixed rate swap was in place on $300,000,000 of the Company's revolving credit facility. The impact of interest rate instruments on the Company's results of operations was not significant.

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


Date: May 15, 2000