Form 10-Q
period 2000-06-30
VISHAY INTERTECHNOLOGY INC
filed 2000-08-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to________

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                       38-1686453
              --------                                       ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]    No__

As of August 14, 2000 registrant had 122,538,541 shares of its Common Stock and 15,525,246 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.           FINANCIAL INFORMATION

        Item 1.   Consolidated Condensed Balance Sheets -
                     June 30, 2000 and December 31, 1999                     3-4


                  Consolidated Condensed Statements of Operations -
                     Three Months Ended June 30, 2000 and 1999                5


                  Consolidated Condensed Statements of Operations -
                     Six Months Ended June 30, 2000 and 1999                  6


                  Consolidated Condensed Statements of Cash Flows -
                     Six Months Ended June 30, 2000 and 1999                  7


                  Notes to Consolidated Condensed Financial Statements      8-11


        Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 12-15


PART II.          OTHER INFORMATION                                        16-17

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                       June 30       December 31
                                                        2000            1999
                                                     -----------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   172,028    $   105,193
  Accounts receivable                                   412,901        320,978
  Inventories:
    Finished goods                                      150,631        144,645
    Work in process                                     125,860        131,951
    Raw materials                                       139,219        121,704
  Deferred income taxes                                  39,148         35,119
  Prepaid expenses and other current assets              78,058         67,159
                                                    -----------    -----------
           TOTAL CURRENT ASSETS                       1,117,845        926,749

PROPERTY AND EQUIPMENT - AT COST
  Land                                                   48,327         51,453
  Buildings and improvements                            251,817        261,528
  Machinery and equipment                             1,038,589      1,073,556
  Construction in progress                               84,523         61,881
  Allowance for depreciation                           (531,640)      (517,873)
                                                    -----------    -----------
                                                        891,616        930,545

GOODWILL                                                286,926        399,970

INVESTMENT IN LPSC                                      140,393             --

OTHER ASSETS                                             53,065         66,517
                                                    -----------    -----------
                                                    $ 2,489,845    $ 2,323,781
                                                    ===========    ===========

                                                      June 30       December 31
                                                        2000           1999
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                            $     7,037    $    26,790
  Trade accounts payable                                103,905        101,613
  Payroll and related expenses                           87,544         77,209
  Other accrued expenses                                110,146        107,724
  Income taxes                                           77,996         27,418
  Current portion of long-term debt                          76          4,445
                                                    -----------    -----------
            TOTAL CURRENT LIABILITIES                   386,704        345,199

LONG-TERM DEBT                                          175,447        656,943

DEFERRED INCOME TAXES                                    64,082         62,712

DEFERRED INCOME                                          46,595         50,462

MINORITY INTEREST                                        53,064         61,637

OTHER LIABILITIES                                        23,252         24,715

ACCRUED PENSION COSTS                                   103,174        108,521

STOCKHOLDERS' EQUITY
  Common Stock                                           12,254         11,146
  Class B Common Stock                                    1,553          1,557
  Capital in excess of par value                      1,420,516        985,393
  Retained earnings                                     303,715         97,591
  Accumulated other comprehensive loss                  (98,965)       (81,009)
  Unearned compensation                                  (1,546)        (1,086)
                                                    -----------    -----------
                                                      1,637,527      1,013,592
                                                    -----------    -----------
                                                    $ 2,489,845    $ 2,323,781
                                                    ===========    ===========

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                            Three Months Ended
                                                                 June 30,
                                                            2000         1999
                                                         ----------   ----------
Net sales                                                $ 612,771    $ 425,323
Costs of products sold                                     358,675      316,642
                                                         ---------    ---------
                    GROSS PROFIT                           254,096      108,681

Selling, general, and administrative expenses               74,400       61,775
Amortization of goodwill                                     2,911        3,221
                                                         ---------    ---------
                    OPERATING INCOME                       176,785       43,685

Other income (expense):
  Interest expense                                          (7,905)     (13,115)
  Gain on termination of interest rate swap agreements       6,375         --
  Other                                                      2,714         (273)
                                                         ---------    ---------
                                                             1,184      (13,388)
                                                         ---------    ---------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST         177,969       30,297

Income taxes                                                39,385        7,464
Minority interest                                            6,731        2,652
                                                         ---------    ---------
                    NET EARNINGS                         $ 131,853    $  20,181
                                                         =========    =========

Basic earnings per share                                 $    0.97    $    0.16

Diluted earnings per share                               $    0.96    $    0.16

Weighted average shares outstanding - basic                135,574      126,723

Weighted average shares outstanding - diluted              137,919      127,923


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                           Six Months Ended
                                                               June 30,
                                                        2000            1999
                                                     -----------    -----------
Net sales                                            $ 1,151,665    $   848,381
Costs of products sold                                   709,853        639,810
                                                     -----------    -----------
                        GROSS PROFIT                     441,812        208,571

Selling, general, and administrative expenses            142,344        124,272
Amortization of goodwill                                   6,047          6,513
                                                     -----------    -----------
                        OPERATING INCOME                 293,421         77,786

Other income (expense):
  Interest expense                                       (20,420)       (25,995)
  Loss on disposal of subsidiary                            --          (10,073)
 Gain on termination of interest rate swap agreements      6,375            --
 Other                                                     2,540            959
                                                     -----------    -----------
                                                         (11,505)       (35,109)
                                                     -----------    -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST       281,916         42,677

Income taxes                                              62,839         16,507
Minority interest                                         12,953          5,171
                                                     -----------    -----------
                          NET EARNINGS               $   206,124    $    20,999
                                                     ===========    ===========

Basic earnings per share                             $      1.55    $      0.17

Diluted earnings per share                           $      1.52    $      0.16

Weighted average shares outstanding - basic              132,796        126,722

Weighted average shares outstanding - diluted            135,328        127,752


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                              Six Months Ended
                                                           June 30      June 30
                                                            2000         1999
                                                         ----------   ----------
OPERATING ACTIVITIES
  Net earnings                                           $ 206,124    $  20,999
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         71,396       73,009
      Loss on sale of subsidiary                              --         10,073
      Loss on disposal of property and equipment             1,565         --
      Minority interest in net earnings of
        consolidated subsidiaries                           12,953        5,171
      Other                                                 (2,756)      13,647
      Changes in operating assets and liabilities          (90,182)     (59,423)
                                                         ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              199,100       63,476

INVESTING ACTIVITIES
  Purchases of property and equipment                      (89,616)     (60,504)
  Proceeds from sale of subsidiary                            --          9,118
  Proceeds from sale of property and equipment               3,868        1,149
  Deconsolidation of LPSC                                   (7,574)        --
                                                         ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                  (93,322)     (50,237)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                          --          3,316
  Principal payments on long-term debt                         (97)      (5,947)
  Net payments on revolving credit lines                  (471,155)     (40,189)
  Net changes in short-term borrowings                      (1,147)      13,488
  Proceeds from sale of common stock                       395,747         --
  Proceeds from stock options exercised                     39,617         --
                                                         ---------    ---------
    NET CASH USED IN FINANCING ACTIVITIES                  (37,035)     (29,332)
Effect of exchange rate changes on cash                     (1,908)      (3,781)
                                                         ---------    ---------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                      74,409      (19,874)

Cash and cash equivalents at beginning of period            97,619      113,729
                                                         ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 172,028    $  93,855
                                                         =========    =========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
June 30, 2000


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

Note 2:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
                                                      2000                1999             2000              1999
                                                 ----------------     -------------    -------------     -------------
Numerator:
   Net income                                    $       131,853      $     20,181     $    206,124      $     20,999
                                                 ----------------     -------------    -------------     -------------
Denominator:
   Denominator for basic earnings per share -
   weighted average shares                               135,574           126,723          132,796           126,722

Effect of dilutive securities:
   Stock appreciation rights                                   -               530              290               530
   Employee stock options                                  2,141               588            2,042               418
   Other                                                     204                82              200                82
                                                 ----------------     -------------    -------------     -------------
   Dilutive potential common shares                        2,345             1,200            2,532             1,030

   Denominator for diluted earnings per
   share - adjusted weighted average shares              137,919           127,923          135,328           127,752

Basic earnings per share                         $          0.97      $       0.16     $       1.55      $       0.17
                                                 ================     =============    =============     =============

Diluted earnings per share                       $          0.96      $       0.16     $       1.52      $       0.16
                                                 ================     =============    =============     =============

         All share and per share amounts for all periods presented reflect a three-for-two stock split paid on June 9, 2000.

         In connection with the Company's acquisition of 65% of Lite-On Power Semiconductor Corporation ("LPSC") in July 1997, the Company issued stock appreciation rights ("SARs") to the former owners of LPSC. The SARs represented the right to receive, in stock, the increase in value on the equivalent of 3,200,000 shares of the Company's Common Stock, above $11.68 per share. On January 24, 2000, the Company exercised its right to call the SARs. Based on the call price of $26.43 per share and the average closing price of Vishay shares for the thirty days prior to January 24, 2000, the Company would have had to issue 2,294,000 shares of Vishay Common Stock to settle the SARs. For the quarter and six months ended June 30, 2000, 1,537,000 and 1,625,000 shares were included in the calculation of basic earnings per share, respectively, and 1,537,000 and 1,915,000 shares were included in the calculation of diluted earnings per share, respectively. See Note 6 with respect to the sale of the Company's interest in LPSC for consideration including transfer to the Company of the rights under the SARs.

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

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   2000               1999               2000                1999
                                               --------------    ---------------    ----------------     -------------
Business Segment Information
(in thousands)
Net Sales:
   Passives                                    $     394,297     $      246,440     $       719,807      $    497,972
   Actives                                           218,474            178,883             431,858           350,409
                                               --------------    ---------------    ----------------     -------------
                                               $     612,771     $      425,323     $     1,151,665      $    848,381
                                               --------------    ---------------    ----------------     -------------

Operating Income:
   Passives                                    $     135,103     $       23,202     $       213,077      $     39,821
   Actives                                            55,944             25,991             104,610            49,329
   Corporate                                         (11,351)            (2,287)            (18,219)           (4,851)
   Amortization of Goodwill                           (2,911)            (3,221)             (6,047)           (6,513)
                                               --------------    ---------------    ----------------     -------------
                                               $     176,785     $       43,685            $293,421      $     77,786
                                               --------------    ---------------    ----------------     -------------

Note 4: Comprehensive Income

         Total comprehensive income (loss) includes the following components (in thousands):

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                      2000             1999               2000              1999
                                                 --------------    --------------    --------------     ------------

Net Income                                       $    131,853      $     20,181      $    206,124       $     20,999

Other comprehensive income (loss):
   Foreign currency translation adjustment             (4,226)          (10,292)          (18,233)           (52,441)
   Pension liability adjustment, net of tax                46             1,433               277              1,967
                                                 --------------    --------------    --------------     --------------
Total other comprehensive income (loss)                (4,180)           (8,859)          (17,956)           (50,474)
                                                 --------------    --------------    --------------     --------------
Comprehensive income (loss)                      $    127,673      $     11,322      $    188,168       $    (29,475)
                                                 ==============    ==============    ==============     ==============

Note 5: Income Taxes

         The effective tax rate for the six months ended June 30, 2000 was 22.3% as compared to 38.7% for the six months ended June 30, 1999. The unusually high effective tax rate for the six months ended June 30, 1999 was due to the following: (i) the non-tax deductibility of the pretax loss on the sale of Nicolitch, S.A. ($10,073,000); (ii) the tax expense recorded on the sale of Nicolitch, S.A. ($1,416,000); and (iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the six months ended June 30, 1999 would have been 24.9%.

Note 6: Lite-On Power Semiconductor Corporation

         On May 31, 2000, the Company entered into a definitive agreement for the sale of its 65% interest in LPSC to the Lite-On Group for $41,000,000 in cash, and the transfer to the Company of the rights under the SARs issued to the Lite-On Group in July 1997 when the Company acquired its interest in LPSC. Under this agreement, the Company surrendered control of LPSC. LPSC was deconsolidated and accounted for by the Company under the equity method beginning May 31, 2000.

         The sale of the Company's interest in LPSC was completed on July 12, 2000 and resulted in a pretax gain of $8,991,000, which will be included in the Company's results for the third quarter of 2000. The Company used the cash proceeds to repay a portion of the debt outstanding under its long-term revolving credit facility during July 2000.

Note 7: Sale of Subsidiary

         On March 26, 1999, the Company finalized the sale of Nicolitch, S.A., its French manufacturer of printed circuit boards, to Leonische Drahtwerke AG. In connection with the sale, the Company received proceeds of $9,118,000 and recorded a non-cash book loss of $11,489,000, including tax expense of $1,416,000.

Note 8: Common Stock Offering and Termination of Interest Rate Swap Agreements

         The Company completed a public offering of its Common Stock on May 15, 2000, selling 5,595,000 shares at a price of $73.50 per share ($49.00 adjusted for three-for-two stock split). The total net proceeds to the Company from the offering, after deducting the underwriting discount and estimated expenses, were approximately $395,747,000. These proceeds were used to repay a portion of the debt outstanding under its long-term revolving credit facility. In connection with this repayment of debt, the Company terminated $125,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $6,375,000, which is reflected in other income (expense).

Note 9: Accounting Pronouncement Pending Adoption

        In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," dealing with the accounting and reporting standards for derivative instruments and hedging activities, to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company continues its process of assessing the impact of SFAS No. 133 on its financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of SAB 101 would not involve any restatement of prior periods, but would be reported as a change in accounting principles in the quarter ending December 31, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future shipments, the Company would adopt the new accounting principle effective January 1, 2001. Accordingly, any shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. Management believes that SAB 101 will not affect the underlying strength of its business operations as measured by the dollar value of its products shipped and cash flows from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                                       Three Months ended                    Six Months ended
                                                            June 30,                             June 30,
                                                   2000              1999                2000            1999

Costs of products sold                               58.5    %        74.4     %          61.6    %       75.4    %
Gross profit                                         41.5             25.6                38.4            24.6
Selling, general and administrative
expenses                                             12.1             14.5                12.4            14.6
Operating income                                     28.9             10.3                25.5             9.2
Earnings before income taxes and minority
  interest                                           29.0              7.1                24.5             5.0
Net earnings                                         21.5              4.7                17.9             2.5

Effective tax rate                                   22.1             24.6                22.3            38.7


Net Sales

         Net sales for the quarter and six months ended June 30, 2000 increased $187,448,000, or 44.1%, and $303,284,000, or 35.7%, from the comparable periods in 1999. Both the passive and active components businesses contributed to these increases. The passive components business net sales were $394,297,000 for the second quarter of 2000 as compared to $246,440,000 for the second quarter of 1999, a 60.0% increase. For the six months ended June 30, 2000, passive net sales were $719,807,000 as compared to $497,972,000 for the comparable period in 1999, a 44.5% increase. The active components business net sales for the second quarter of 2000 were $218,474,000 as compared to $178,883,000 for the second quarter of 1999, a 22.1% increase. For the six months ended June 30, 2000, net sales were $431,858,000 as compared to $350,409,000 for the comparable period in 1999, a 23.2% increase. The sales increases reflected continued strong demand for the Company's products and increases in average selling prices. The strengthening of the U.S. dollar against foreign currencies had the effect of decreasing reported net sales by $22,606,000 and $45,479,000 for the quarter and the six months ended June 30, 2000, respectively.

Costs of Products Sold

         Costs of products sold for the quarter and the six months ended June 30, 2000 were 58.5% and 61.6% of net sales, respectively, as compared to 74.4% and 75.4% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and six months ended June 30, 2000 was 41.5% and 38.4% as compared to 25.6% and 24.6% for the comparable prior year periods. Both the passive and active components businesses contributed to the improved gross margins.

         The passive components business gross margins for the quarter and six months ended June 30, 2000 were 42.5% and 38.4%, respectively, as compared to 21.9% and 20.8% for the comparable prior year periods. Price and volume increases in the resistor, tantalum capacitor, and multi-layer ceramic chip capacitor product lines were primarily responsible for this improvement in gross margins.

         The active components business gross margins for the quarter and six months ended June 30, 2000 were 39.6% and 38.3%, respectively, as compared to 30.6% and 30.4% for the comparable prior year periods. Strong demand, continued cost reductions, increased manufacturing efficiencies and price increases in some product lines all contributed to the improved gross margins.

         Israeli government grants, recorded as a reduction of costs of products sold, for the second quarter and six months ended June 30, 2000 were $3,740,000 and $7,417,000, respectively, as compared to $3,544,000 and $7,008,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at June 30, 2000 relating to Israeli government grants was $46,595,000, as compared to $50,462,000 at December 31, 1999.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the second quarter and six months ended June 30, 2000 were 12.1% and 12.4% of net sales, respectively, as compared to 14.5% and 14.6% of net sales for the comparable prior year periods. The decrease in selling, general and administrative expenses, as a percentage of net sales, was the result of higher net sales in 2000 as compared to 1999 and company-wide cost reduction initiatives, particularly the reduction of headcount in high labor cost countries.

Interest Expense

         Interest costs for the quarter and six months ended June 30, 2000 decreased by $5,210,000 and $5,575,000, respectively, from the comparable prior year periods. This decrease was a result of lower outstanding bank borrowings during both periods of 2000 as compared to the prior year periods. The Company received net proceeds of approximately $395,747,000 from a Common Stock offering consummated in May 2000, which were used to pay down long-term debt (see Note
8).

Other Income

         Other income for the second quarter of 2000 increased by $2,987,000 as compared to the second quarter of 1999. This was attributable to increases in foreign exchange gains, interest income and income recognized under the equity method, partially offset by losses on the sale of fixed assets. Other income for the six months ended June 30, 2000 increased by $1,580,000 as compared to the comparable prior year period. Increases in interest income and income recognized under the equity method, partially offset by losses on the sale of fixed assets contributed to this increase.

Gain on Termination of Interest Rate Swap Agreements

         Proceeds received from the May 2000 Common Stock offering (see Note 8) were used to pay down a portion of the debt outstanding under the Company's long-term revolving credit agreement. In connection with this repayment of debt, the Company terminated $125,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $6,375,000.

Minority Interest

         Minority interest for the second quarter and six months ended June 30, 2000 increased by $4,079,000 and $7,782,000 respectively, as compared to the comparable prior year periods. This increase was due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

Income Taxes

         The effective tax rate for the six months ended June 30, 2000 was 22.3% as compared to 38.7% for the comparable prior year period. The higher tax rate for the six months ended June 30, 1999 primarily reflected the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets which increased 1999 tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the six months ended June 30, 1999 would have been 24.9%. The continuing effect of low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $23,077,000 and $4,228,000 for the quarters ended June 30, 2000 and 1999, respectively, and $37,009,000 and $7,225,000 for the six months ended June 30, 2000 and 1999, respectively. The favorable Israeli tax rates are applied to specific government approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations for the six months ended June 30, 2000 were $199,100,000 compared to $63,476,000 for the six months ended June 30, 1999. The increase in cash generated from operations was primarily attributable to increased earnings. Net purchases of property and equipment were $89,616,000 for the six months ended June 30, 2000 compared to $60,504,000 in the comparable prior year period, reflecting the Company's efforts toward increasing capacity. The Company paid down $471,155,000 on its revolving credit lines during the first half of 2000. These payments were partially funded by $395,747,000 of proceeds from the sale of Common Stock in the May 2000 Common Stock offering and $39,617,000 of proceeds from the exercise of stock options. On July 12, 2000, the Company completed the sale of its 65% interest in LPSC to the Lite-On Group for $41,000,000 in cash and the transfer to the Company of the rights under the SARs. The cash proceeds were used to further pay down the Company's long-term debt. The Company's financial condition at June 30, 2000 was strong, with a current ratio of 2.89 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .11 to 1 at June 30, 2000 as compared to
 .77 to 1 at June 30, 1999 and .65 to 1 at December 31, 1999.

         On August 9, 2000, the Board of Directors of the Company authorized the officers of the Company to take the appropriate actions to enable the repurchase of up to 5,000,000 shares of the Company's Common Stock from time to time in the open market, subject to bank approval.

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

Market Risk Disclosure

         The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company does not speculate in derivative instruments for profit or execute derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At June 30, 2000, the outstanding balance under this facility was $175,000,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At June 30, 2000, a fixed rate swap was in place on the entire balance of the Company's revolving credit facility. The impact of interest rate instruments on the Company's results of operations was not significant.

VISHAY INTERTECHNOLOGY, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                      Not applicable

Item 2.  Changes in Securities
                      Not applicable

Item 3.  Defaults Upon Senior Securities
                      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Company held its Annual Meeting of Stockholders on May 18, 2000.

           (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 17, 2000, and all such nominees were elected.

           (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

                     (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders.

                             Total Class A Common Stock voted was 65,193,094.

                                                                                                      Broker
                                                For                  Against         Abstain          Non-votes
                                                ---                  -------         -------          ---------

                  Felix Zandman             64,213,776               979,318            0                 0
                  Avi D. Eden               64,215,286               977,808            0                 0
                  Robert A. Freece          64,215,286               977,808            0                 0
                  Richard N. Grubb          64,215,286               977,808            0                 0
                  Eliyahu Hurvitz           62,173,948             3,019,146            0                 0
                  Gerald Paul               64,215,286               977,808            0                 0
                  Edward Shils              64,210,934               982,160            0                 0
                  Luella B. Slaner          64,208,793               984,301            0                 0
                  Mark I. Solomon           64,212,111               980,983            0                 0
                  Jean-Claude Tine          64,211,359               981,735            0                 0

                             Total Class B Common Stock voted was  10,475,546 in
                             favor,   0  against,   0  abstained  and  0  broker
                             non-votes.

                     (ii) Approval of an increase in the number of shares of Common Stock in respect of which grants may be made under the Company's 1998 Stock Option Program. Total Class A Common Stock voted was 34,445,440 in favor, 30,596,367 against, 151,287 abstained, and 0 broker non-votes. Total Class B Common Stock voted was 10,475,546 in favor, 0 against, 0 abstained, and 0 broker non-votes.

                     (iii) Approval of the Company's amended performance-based compensation plan for its Chief Executive Officer. Total Class A Common Stock voted was 59,440,726 in favor, 5,444,336 against, 308,031 abstained, and 1 broker non-vote. Total Class B Common Stock voted was 10,475,546 in favor, 0 against, 0 abstained and 0 broker non-votes.

                     (iv) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 2000. Total Class A Common Stock voted was 64,473,391 in favor, 77,438 against, 642,265 abstained and 0 broker non-votes. Total Class B Common Stock voted was 10,475,546 in favor, 0 against, 0 abstained and 0 broker non-votes.

       Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10 votes on matters voted upon by stockholders.

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

                                   VISHAY INTERTECHNOLOGY, INC.


                                   /s/ Richard N. Grubb
                                   -------------------------------------------
                                   Richard N. Grubb
                                   Executive Vice President, Treasurer
                                   (Duly Authorized and Chief Financial Officer)


Date: August 14, 2000