Form 10-Q
period 2000-09-30
VISHAY INTERTECHNOLOGY INC
filed 2000-11-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 14, 2000 registrant had 122,397,598 shares of its Common Stock and 15,518,546 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                    CONTENTS




                                                                   Page Number
                                                                  -------------
PART I.                     FINANCIAL INFORMATION

      Item 1.    Consolidated Condensed Balance Sheets -
                    September 30, 2000 and December 31, 1999               3-4



                 Consolidated Condensed Statements of Operations -
                    Three Months Ended September 30, 2000 and 1999          5



                 Consolidated Condensed Statements of Operations -
                    Nine Months Ended September 30, 2000 and 1999           6



                 Consolidated Condensed Statements of Cash Flows -
                    Nine Months Ended September 30, 2000 and 1999           7



                 Notes to Consolidated Condensed Financial Statements      8-11



      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   12-15


PART II.  OTHER INFORMATION                                                16

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                          September 30              December 31
ASSETS                                                        2000                     1999
                                                        ------------------         --------------
CURRENT ASSETS
  Cash and cash equivalents                                  $254,483               $105,193
  Accounts receivable                                         423,745                320,978
  Inventories:
    Finished goods                                            158,403                144,645
    Work in process                                           127,335                131,951
    Raw materials                                             166,388                121,704
  Deferred income taxes                                        38,698                 35,119
  Prepaid expenses and other current assets                    96,689                 67,159
                                                    ------------------         --------------
                TOTAL CURRENT ASSETS                        1,265,741                926,749



PROPERTY AND EQUIPMENT - AT COST
  Land                                                         46,590                 51,453
  Buildings and improvements                                  247,733                261,528
  Machinery and equipment                                   1,068,863              1,073,556
  Construction in progress                                     91,919                 61,881
  Allowance for depreciation                                 (556,997)              (517,873)
                                                    ------------------         --------------
                                                              898,108                930,545


GOODWILL                                                      299,207                399,970


OTHER ASSETS                                                   44,632                 66,517
                                                    ------------------         --------------
                                                           $2,507,688             $2,323,781
                                                    ==================         ==============

                                                         September 30             December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                        2000                     1999
                                                      --------------          ---------------
CURRENT LIABILITIES
  Notes payable to banks                                     $3,702                  $26,790
  Trade accounts payable                                    100,173                  101,613
  Payroll and related expenses                               97,940                   77,209
  Other accrued expenses                                    121,227                  107,724
  Income taxes                                              124,480                   27,418
  Current portion of long-term debt                              97                    4,445
                                                      --------------          ---------------
            TOTAL CURRENT LIABILITIES                       447,619                  345,199

LONG-TERM DEBT                                              100,544                  656,943

DEFERRED INCOME TAXES                                        65,868                   62,712

DEFERRED INCOME                                              47,714                   50,462

MINORITY INTEREST                                            58,814                   61,637

OTHER LIABILITIES                                            21,481                   24,715

ACCRUED PENSION COSTS                                        94,685                  108,521

STOCKHOLDERS' EQUITY
  Common Stock                                               12,254                   11,146
  Class B Common Stock                                        1,552                    1,557
  Capital in excess of par value                          1,311,741                  985,393
  Retained earnings                                         474,826                   97,591
  Accumulated other comprehensive loss                     (128,066)                 (81,009)
  Unearned compensation                                      (1,344)                  (1,086)
                                                      --------------          ---------------
                                                          1,670,963                1,013,592
                                                      --------------          ---------------
                                                         $2,507,688               $2,323,781
                                                      ==============          ===============

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                   Three Months Ended
                                                                      September 30,
                                                                2000                1999
                                                             ------------        ------------
Net sales                                                       $669,784            $443,711
Costs of products sold                                           370,408             324,078
                                                             ------------        ------------
                                    GROSS PROFIT                 299,376             119,633

Selling, general, and administrative expenses                     76,010              64,320
Amortization of goodwill                                           2,553               3,214
                                                             ------------        ------------
                                OPERATING INCOME                 220,813              52,099

Other income (expense):
  Interest expense                                                (2,602)            (13,664)
  Gain on termination of interest rate swap agreements             2,544                -
  Gain on sale of LPSC                                             8,401                -
  Other                                                              618               1,073
                                                             ------------        ------------
                                                                   8,961             (12,591)
                                                             ------------        ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST               229,774              39,508

Income taxes                                                      52,400               9,519
Minority interest                                                  6,263               4,253
                                                             ------------        ------------

                                    NET EARNINGS                $171,111             $25,736
                                                             ============        ============


Basic earnings per share                                           $1.24               $0.20

Diluted earnings per share                                         $1.22               $0.20

Weighted average shares outstanding - basic                      137,830             126,722

Weighted average shares outstanding - diluted                    139,840             128,805

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                   2000              1999
                                                                 ----------       -----------
Net sales                                                       $1,821,449       $1,292,092
Costs of products sold                                           1,080,261           963,888
                                                                 ----------       -----------
                                    GROSS PROFIT                   741,188           328,204

Selling, general, and administrative expenses                      218,354           188,592
Amortization of goodwill                                             8,600             9,727
                                                                 ----------       -----------
                                OPERATING INCOME                   514,234           129,885

Other income (expense):
  Interest expense                                                 (23,022)          (39,659)
  Loss on disposal of subsidiary                                       -             (10,073)
  Gain on termination of interest rate swap agreements               8,919                -
  Gain on sale of LPSC                                               8,401                -
  Other                                                              3,158             2,032
                                                                 ----------       -----------
                                                                    (2,544)          (47,700)
                                                                 ----------       -----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                 511,690            82,185

Income taxes                                                       115,239            26,026
Minority interest                                                   19,216             9,424
                                                                 ----------       -----------

                                    NET EARNINGS                  $377,235           $46,735
                                                                 ==========       ===========


Basic earnings per share                                             $2.81             $0.37

Diluted earnings per share                                           $2.74             $0.36

Weighted average shares outstanding - basic                        134,486           126,723

Weighted average shares outstanding - diluted                      137,485           128,307


See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                                         Nine Months Ended
                                                                                           September 30
                                                                                2000                            1999
                                                                         -------------------            -------------------
OPERATING ACTIVITIES
  Net earnings                                                                     $377,235                        $46,735
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                 108,376                        107,428
      Gain on sale of investment                                                     (8,401)                             -
      Loss on sale of subsidiary                                                          -                         10,073
      Loss on disposal of property and equipment                                      1,928                              -
      Minority interest in net earnings of consolidated subsidiaries                 19,216                          9,124
      Other                                                                          11,893                         (2,892)
      Changes in operating assets and liabilities                                   (90,385)                       (39,742)
                                                                         -------------------            -------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       419,862                        130,726

INVESTING ACTIVITIES
  Purchases of property and equipment                                              (148,133)                       (83,207)
  Net cash proceeds from sale of subsidiaries                                        33,162                          9,118
  Proceeds from sale of property and equipment                                        8,090                          5,147
  Purchase of businesses                                                            (42,384)                             -
                                                                         -------------------            -------------------
    NET CASH USED IN INVESTING ACTIVITIES                                          (149,265)                       (68,942)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                      -                          3,375
  Principal payments on long-term debt                                                 (345)                        (6,545)
  Net payments on revolving credit lines                                           (546,262)                       (78,870)
  Net changes in short-term borrowings                                               (4,309)                        11,441
  Proceeds from sale of common stock                                                395,449                              -
  Proceeds from stock options exercised                                              39,635                              -
                                                                         -------------------            -------------------
    NET CASH USED IN FINANCING ACTIVITIES                                          (115,832)                       (70,599)
Effect of exchange rate changes on cash                                              (5,475)                        (2,859)
                                                                         -------------------            -------------------
    INCREASE  (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                              149,290                        (11,674)

Cash and cash equivalents at beginning of period                                    105,193                        113,729
                                                                         -------------------            -------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $254,483                       $102,055
                                                                         ===================            ===================


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000



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

Note 2:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                                 2000       1999       2000        1999
                                                --------   --------   --------   --------
Numerator:
   Net income                                   $171,111    $25,736   $377,235    $46,735
                                                --------   --------   --------   --------

Denominator:
   Denominator for basic earnings per share -
   weighted average shares                       137,830    126,722    134,486    126,723

Effect of dilutive securities:
   Stock appreciation rights                        --          839        835        839
   Employee stock options                          1,811      1,135      1,965        636
   Other                                             199        109        199        109
                                                --------   --------   --------   --------
   Dilutive potential common shares                2,010      2,083      2,999      1,584

   Denominator for diluted earnings per
   share - adjusted weighted average shares      139,840    128,805    137,485    128,307

Basic earnings per share                           $1.24      $0.20      $2.81      $0.37
                                                ========   ========   ========   ========

Diluted earnings per share                         $1.22      $0.20      $2.74      $0.36
                                                ========   ========   ========   ========

         All share and per share amounts for all periods presented reflect a three-for-two stock split paid on June 9, 2000.

Note 3: Business Segment Information

         The Company designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) and Active Electronic Components (Actives). The Company evaluates performance and allocates resources based on several factors. The primary financial measure is the computation of business segment operating income excluding amortization of intangibles. The corporate component of operating income represents corporate selling, general, and administrative expenses.


                                  Three Months Ended            Nine Months Ended
                                    September 30,                 September 30,
                                 2000           1999          2000             1999
                              -----------    -----------    -----------    -----------
Business Segment Information
(in thousands)

Net Sales:
   Passives                   $   457,183    $   248,487    $ 1,176,990    $   746,459
   Actives                        212,601        195,224        644,459        545,633
                              -----------    -----------    -----------    -----------
                              $   669,784    $   443,711    $ 1,821,449    $ 1,292,092
                              -----------    -----------    -----------    -----------


Operating Income:
   Passives                   $   174,652    $    25,946    $   387,729    $    65,767
   Actives                         59,761         31,833        164,371         81,162
   Corporate                      (11,047)        (2,466)       (29,266)        (7,317)
   Amortization of Goodwill        (2,553)        (3,214)        (8,600)        (9,727)
                              -----------    -----------    -----------    -----------
                              $   220,813    $    52,099    $   514,234    $   129,885
                              -----------    -----------    -----------    -----------


Note 4: Comprehensive Income

         Total comprehensive income (loss) includes the following components (in thousands):

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Net Income                                    $ 171,111    $  25,736    $ 377,235    $  46,735

Other comprehensive income (loss):
   Foreign currency translation adjustment      (29,464)      11,317      (47,696)     (41,124)
   Pension liability adjustment, net of tax         362       (1,416)         639          551
                                              ---------    ---------    ---------    ---------
Total other comprehensive income (loss)         (29,102)       9,901      (47,057)     (40,573)
                                              ---------    ---------    ---------    ---------

Comprehensive income                          $ 142,009    $  35,637    $ 330,178    $   6,162
                                              =========    =========    =========    =========

Note 5: Income Taxes

         The effective tax rate for the nine months ended September 30, 2000 was 22.5% as compared to 31.7% for the nine months ended September 30, 1999. The unusually high effective tax rate for the nine months ended September 30, 1999 was due to the following: (i) the non-tax deductibility of the pretax loss on the sale of Nicolitch, S.A. ($10,073,000); (ii) the tax expense recorded on the sale of Nicolitch, S.A. ($1,416,000); and (iii) the change in the tax rate in Germany ($1,939,000). Exclusive of these items, the effective tax rate for the nine months ended September 30, 1999 would have been 24.6%.


Note 6: Lite-On Power Semiconductor Corporation

         On May 31, 2000, the Company entered into a definitive agreement for the sale of its 65% interest in LPSC to the Lite-On Group for $40,736,000 in cash ( $33,162,000 net of cash sold), and the transfer to the Company of the rights under the SARs issued to the Lite-On Group in July 1997 when the Company acquired its interest in LPSC. Under this agreement, the Company surrendered control of LPSC. LPSC was deconsolidated and accounted for by the Company under the equity method beginning May 31, 2000.

         The sale of the Company's interest in LPSC was completed on July 12, 2000 and resulted in a pretax gain of $8,401,000. The Company used the cash proceeds to repay a portion of the debt outstanding under its long-term revolving credit facility during the third quarter of 2000.


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


Note 8: Common Stock Offering and Termination of Interest Rate Swap Agreements

         The Company completed a public offering of its Common Stock on May 15, 2000, selling 5,595,000 shares at a price of $73.50 per share ($49.00 adjusted for the June 9, 2000 three - for - two stock split). The total net proceeds to the Company from the offering, after deducting the underwriting discount and estimated expenses, were approximately $395,449,000. These proceeds were used to repay a portion of the debt outstanding under its long-term revolving credit facility. In connection with this repayment of debt, the Company terminated $125,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $6,375,000, which is reflected in other income (expense). In the third quarter of 2000, the Company terminated an additional $75,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $2,544,000.

Note 9: Stock Repurchase Plan

         On August 9, 2000, the Board of Directors of the Company authorized the officers of the Company to take the appropriate actions to enable the repurchase of up to 5,000,000 shares of the Company's Common Stock from time to time in the open market, subject to bank approval. In October 2000, 200,000 shares of the Company's Common Stock were repurchased for $5,775,000.


Note 10: Accounting Pronouncements Pending Adoption

        In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," dealing with the accounting and reporting standards for derivative instruments and hedging activities, to January 1, 2001 for Vishay. The Company does not expect SFAS No. 133 to have a significant effect on its financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principles in the quarter ending December 31, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future shipments, the Company would adopt the new accounting principle effective January 1, 2001. Accordingly, any shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. Management believes that SAB 101 will not affect the underlying strength of its business operations as measured by the dollar value of its products shipped and cash flows from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Income statement captions as a percentage of sales, and the effective tax rates, were as follows:



                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                       2000             1999                2000            1999
                                                       ----             ----                ----            ----
Costs of products sold                                 55.3    %        73.0     %          59.3    %       74.6    %
Gross profit                                           44.7             27.0                40.7            25.4
Selling, general and administrative
  expenses                                             11.3             14.5                12.0            14.6
Operating income                                       33.0             11.7                28.2            10.1
Earnings before income taxes and minority
  interest                                             34.3              8.9                28.1             6.4
Net earnings                                           25.5              5.8                20.7             3.6

Effective tax rate                                     22.8             24.1                22.5            31.7

Net Sales

         Net sales for the quarter and nine months ended September 30, 2000 increased $226,073,000, or 51.0%, and $529,357,000, or 41.0%, from the comparable periods in 1999. Both the passive and active components businesses contributed to these increases. The passive components business net sales were $457,183,000 for the third quarter of 2000 as compared to $248,487,000 for the third quarter of 1999, an 84.0% increase. For the nine months ended September 30, 2000, the passive components business net sales were $1,176,990,000 as compared to $746,459,000 for the comparable period in 1999, a 57.7% increase. The active components business net sales for the third quarter of 2000 were $212,601,000 as compared to $195,224,000 for the third quarter of 1999, an 8.9% increase. For the nine months ended September 30, 2000, the active components business net sales were $644,459,000 as compared to $545,633,000 for the comparable period in 1999, an 18.1% increase. Strong demand for the Company's products and increased average selling prices contributed to the sales growth. The strengthening of the U.S. dollar against foreign currencies had the effect of decreasing reported net sales by $29,457,000 and $74,935,000 for the quarter and the nine months ended September 30, 2000, respectively.

Costs of Products Sold

         Costs of products sold for the quarter and the nine months ended September 30, 2000 were 55.3% and 59.3% of net sales, respectively, as compared to 73.0% and 74.6% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 2000 was 44.7% and 40.7% as compared to 27.0% and 25.4% for the comparable prior year periods. Both the passive and active components businesses contributed to the improved gross margins.

         The passive components business gross margins for the quarter and nine months ended September 30, 2000 were 46.2% and 41.4%, respectively, as compared to 23.5% and 21.5% for the comparable prior year periods. Price and volume increases in the resistor, tantalum capacitor, and multi-layer ceramic chip capacitor product lines were primarily responsible for this improvement in gross margins.

         The active components business gross margins for the quarter and nine months ended September 30, 2000 were 41.4% and 39.4%, respectively, as compared to 31.3% and 30.7% for the comparable prior year periods. Continued cost reductions, increased manufacturing efficiencies and an improved product mix contributed to the improved gross margins.

         Israeli government grants, recorded as a reduction of costs of products sold, for the quarter and nine months ended September 30, 2000 were $3,987,000 and $11,404,000, respectively, as compared to $3,576,000 and $10,585,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at September 30, 2000 relating to Israeli government grants was $47,714,000, as compared to $50,462,000 at December 31, 1999.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the quarter and nine months ended September 30, 2000 were 11.3% and 12.0% of net sales, respectively, as compared to 14.5% and 14.6% of net sales for the comparable prior year periods. This reduction was a result of higher net sales in 2000 as compared to 1999 and company-wide cost reduction initiatives, particularly the reduction of headcount in high labor cost countries.

Interest Expense

         Interest costs for the quarter and nine months ended September 30, 2000 decreased by $11,062,000 and $16,637,000, respectively, from the comparable prior year periods. This decrease was a result of lower outstanding bank borrowings during both periods of 2000 as compared to the prior year periods. The Company received net proceeds of approximately $395,449,000 from a Common Stock offering consummated in May 2000, which were used to pay down long-term debt (see Note 8).

Other Income

         Other income for the third quarter of 2000 decreased by $455,000 as compared to the third quarter of 1999. An increase in interest income and income recognized under the equity method was offset by higher foreign exchange losses, resulting in this decrease. Other income for the nine months ended September 30, 2000 increased by $1,126,000 as compared to the comparable prior year period. Increases in interest income and income recognized under the equity method, partially offset by losses on the sale of fixed assets and foreign exchange losses contributed to this increase.

Gain on Termination of Interest Rate Swap Agreements

         Proceeds received from the May 2000 Common Stock offering (see Note 8) were used to pay down a portion of the debt outstanding under the Company's long-term revolving credit agreement. In connection with this repayment of debt, the Company terminated $125,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $6,375,000. In the third quarter of 2000, the Company terminated an additional $75,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $2,544,000.

Minority Interest

         Minority interest for the quarter and nine months ended September 30, 2000 increased by $2,010,000 and $9,792,000 respectively, as compared to the comparable prior year periods. This increase was primarily due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

Income Taxes

         The effective tax rate for the nine months ended September 30, 2000 was 22.5% as compared to 31.7% for the comparable prior year period. The higher tax rate for the nine months ended September 30, 1999 primarily reflected the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets which increased 1999 tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the nine months ended September 30, 1999 would have been 24.6%. The continuing effect of low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $25,911,000 and $4,194,000 for the quarters ended September 30, 2000 and 1999, respectively, and $62,490,000 and $11,419,000 for the nine months ended September 30, 2000 and 1999, respectively. The favorable Israeli tax rates are applied to specific government approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations for the nine months ended September 30, 2000 were $419,862,000 compared to $130,726,000 for the nine months ended September 30, 1999. The increase in cash generated from operations was primarily attributable to increased earnings. Net purchases of property and equipment were $148,133,000 for the nine months ended September 30, 2000 compared to $83,207,000 in the comparable prior year period, reflecting the Company's efforts toward increasing capacity. The Company paid down $546,262,000 on its revolving credit lines during the first nine months of 2000. These payments were partially funded by $395,449,000 of proceeds from the May 2000 Common Stock offering and $39,635,000 of proceeds from the exercise of stock options. On July 12, 2000, the Company completed the sale of its 65% interest in LPSC to the Lite-On Group. The $40,736,000 cash proceeds ($33,162,000, net of cash sold) were used to further pay down the Company's long-term debt. The Company's financial condition at September 30, 2000 was strong, with a current ratio of
2.83 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .06 to 1 at September 30, 2000 as compared to .72 to 1 at September 30, 1999 and .65 to 1 at December 31, 1999.

         On August 9, 2000, the Board of Directors of the Company authorized the officers of the Company to take the appropriate actions to enable the repurchase of up to 5,000,000 shares of the Company's Common Stock from time to time in the open market, subject to bank approval. In October 2000, 200,000 shares of the Company's Common Stock were repurchased for $5,775,000.

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

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At September 30, 2000, the outstanding balance under this facility was $100,000,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At September 30, 2000, a fixed rate swap was in place on the entire balance of the Company's revolving credit facility. The impact of interest rate instruments on the Company's results of operations was not significant.

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

                                 VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                                 -------------------------------------
                                 Richard N. Grubb
                                 Executive Vice President, Treasurer
                                 (Duly Authorized and Chief Financial Officer)


Date: November 14, 2000