Form 10-K
period 2000-12-31
VISHAY INTERTECHNOLOGY INC
filed 2001-03-30
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                                [NO FEE REQUIRED]
                  For the transition period from______ to______

                          Commission file number 1-7416

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       38-1686453
                --------                                       ----------
            (State or other                                  (IRS employer
            jurisdiction of                                identification no.)
    incorporation or organization)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 27, 2001, assuming conversion of all its Class B Common Stock held by non-affiliates into Common Stock of the registrant, was $2,481,402,000.

       As of March 27, 2001, registrant had 122,431,080 shares of its Common Stock and 15,518,546 shares of its Class B Common Stock outstanding.

       Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2000, are incorporated by reference into
Part III.

                                     PART I

Item 1.        DESCRIPTION OF BUSINESS

General

        Vishay Intertechnology, Inc. (together with its consolidated subsidiaries, "Vishay" or the "Company") is a leading international manufacturer and supplier of passive and active electronic components, particularly resistors, capacitors, inductors, diodes and transistors. The Company offers its customers "one-stop" access to one of the most comprehensive electronic component lines of any manufacturer in the United States or Europe. Passive electronic components, discrete active electronic components and integrated circuits are the primary elements of every electronic circuit. The Company manufactures one of the broadest lines of surface mount devices, a format for electronic components that has evolved into the standard required by most customers. In addition, the Company continues to produce components in the traditional leaded form. Components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical and consumer electronics industries.

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

        On March 2, 1998, the Company purchased 80.4% of Siliconix incorporated (NASDAQ; SILI) ("Siliconix") and 100% of TEMIC Semiconductor GmbH (collectively with Siliconix, "TEMIC") for a total of $549,889,000 in cash. On March 4, 1998, the Company sold the Integrated Circuits Division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash. In February 2001, the Company communicated a proposal to the Board of Directors of Siliconix to purchase any and all outstanding shares of Siliconix not already owned by Vishay. This proposal is currently being evaluated by a special committee of directors of Siliconix appointed in March 2001. Siliconix is a publicly traded chip maker based in Santa Clara, California which designs, markets and manufactures power and analog semiconductor products for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in Santa Clara, California. Siliconix also maintains assembly and testing facilities, which include a company-owned facility in Taiwan, is party to a joint venture in Shanghai, China and has subcontractors in the Philippines, China and the United States. Siliconix reported worldwide sales of $473.1 million in 2000 and $383.3 million in 1999.

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

        During 2000, Vishay continued to consolidate its operations in the United States, Europe and Asia into one operational unit. In connection with this consolidation, which began in 1998, the Company achieved the following:

       (i)    created a single worldwide organization under one management team;

       (ii)   created further opportunities for synergies among its divisions;

       (iii) positioned the Company for increased growth by strengthening the Company's position at distributors and OEM's through its strong sales force and broad product line; and

       (iv) strengthened its balance sheet by the repayment of debt to position the Company to grow through acquisitions.

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

        o      Infrared Data Transceivers ("IRDC").

The Company offers most of its product types both in surface mount format and in the traditional leaded device format. The Company believes it produces one of the broadest lines of electronic components available from any single manufacturer.

        Unlike integrated circuits ("ICs"), which combine the functions of many electronic components in one chip, discrete components perform one specific function per device. Discrete components can be passive devices or active (semiconductor) devices. Passive components, such as resistors, capacitors and inductors, adjust and regulate current or store energy and filter frequencies. Discrete active components, such as diodes and transistors, generate, control, regulate, amplify, or switch electronic signals or energy and must be interconnected with passive components. Integrated circuits consist of a number of active and passive components, interconnected on a single chip, that are intended to perform multiple functions.

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

        o      metal film leadless resistors ("MELFs"),

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

Markets

        Vishay's products are sold primarily to original equipment manufacturers ("OEMs"), OEM subcontractors that assemble printed circuit boards and independent distributors that maintain large inventories of electronic components for resale to OEMs. Its products are used in virtually every type of product containing electronic circuitry, including:

        o      computer-related products,

        o      telecommunications equipment,

        o      measuring instruments,

        o      industrial equipment,

        o      automotive applications,

        o      process control systems,

        o      military and aerospace applications,

        o      consumer electronics,

        o      medical instruments, and

        o      scales.

        For the year ended December 31, 2000, approximately 44% of the Company's net sales were attributable to customers in the United States, while the remainder was attributable to sales primarily in Europe and Asia.

        In the United States, products are marketed through independent manufacturers' representatives compensated solely on a commission basis, by the Company's own sales personnel and by independent distributors. The Company has regional sales personnel in several North American locations that make sales directly to OEMs and provide technical and sales support for independent manufacturers' representatives throughout the United States, Mexico and Canada. In addition, the Company uses independent distributors to resell its products. Outside North America, products are sold to customers in Germany, the United Kingdom, France, Israel, Japan, Singapore, Taiwan, South Korea, Brazil and other European and Pacific Rim countries through Company sales offices, independent manufacturers' representatives and distributors. In order to better serve its customers, the Company maintains production facilities in those regions where it markets the bulk of its products, such as the U.S., Germany,

France and the U.K. In addition, to maximize production efficiencies, the Company seeks, whenever practicable, to establish manufacturing facilities in those regions, such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China, where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.

        The Company undertakes to have its products incorporated into the design of electronic equipment at the research and prototype stages. Vishay employs its own staff of application and field engineers who work with its customers, independent manufacturers' representatives and distributors to solve technical problems and develop products to meet specific needs.

        Vishay's largest customers vary from year to year, and no customer has long-term commitments to purchase products of the Company. For the year ended December 31, 2000, one customer of the Company, Future Electronics, an independent distributor, accounted for 14% of the Company's sales. Most of the sales to Future Electronics were tantalum capacitors and thick film resistor chips, products in short supply. No other customer accounted for more than 10% of sales for such year.

Research and Development

        Many of the Company's products and manufacturing processes have been invented, designed and developed by Company engineers and scientists. The Company maintains strategically located design centers where proximity to customers enables it to more easily satisfy the needs of local markets. These design centers are located in the United States (California, Connecticut, Maine, Nebraska, North Carolina, Pennsylvania), Germany (Selb, Heilbronn, Landshut, Pfafenberg, Backnang), France (Nice) and Israel (Dimona, Migdal Ha-emek). The Company also maintains separate research and development staffs and promotes separate programs at a number of its production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Company research and development costs (exclusive of purchased in-process research and development) were approximately $37.1 million for 2000, $35.0 million for 1999 and $28.9 million for 1998, respectively. The major increase in research and development costs in 1998, as compared to earlier years, was due to the acquisition of Siliconix. Siliconix's expenditures were $21.0 million and $17.0 million for the years ended December 31, 2000 and 1999, respectively. Significant effort has been expended on new power products and power IC's. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures. See "Competition."

Sources of Supplies

        Although most materials incorporated in the Company's products are available from a number of sources, certain materials, particularly tantalum and palladium, are available only from a relatively limited number of suppliers.

        Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitors. It is purchased in powder and wire form primarily under annual contracts with domestic and foreign suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. The Company believes that in the long term, there exist sufficient tantalum ore reserves and a sufficient number of tantalum processors relative to demand. The tantalum required by the Company has generally been available in sufficient quantities to meet its requirements. However, in the short term, there may be shortages of tantalum powder that could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. The Company stockpiled tantalum ore in 2000 and early 2001. Prices for tantalum powder are expected to increase significantly in 2001.

        Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is used to produce multi-layer ceramic capacitors. Palladium is considered a commodity and is subject to price volatility. The price of palladium fluctuated in the range of approximately $201 to $970 per troy ounce during the three years ended December 31, 2000. As of February 27, 2001, the price of palladium had increased to $1,090 per troy ounce. Palladium is currently found primarily in South Africa and Russia. Due to various factors, the Company believes there may be a short-term shortage of palladium, which may affect both the cost of palladium and the Company's ability to expand MLCC production to meet increased demand. An inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

Inventory and Backlog

        Although Vishay manufactures standardized products, substantial portions of its products are produced to meet customer specifications. The Company does, however, maintain an inventory of resistors and other components. Backlog of outstanding orders for the Company's products was $773.1 million, $505.1 million, and $309.3 million, respectively, at December 31, 2000, 1999 and 1998. The increase in backlog at December 31, 2000 primarily reflects the increase in demand during 2000 for the Company's products, including both passive and active components. Due to a recent slowing of growth in the personal computer and cell phone markets, this increase in demand is not expected to continue in 2001.

        Many of the orders in the Company's backlog may be cancelled by its customers, in whole or in part, although sometimes subject to penalty. In the first quarter of 2001, a significant number of such orders have been either cancelled or pushed back by nine to twelve months.

Competition

        The Company faces strong competition in its various product lines from both domestic and foreign manufacturers that produce products using technologies similar to those of the Company. The Company's main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics Inc. For MLCC capacitors, its principal competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, competitors are Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, the principal competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company. For discrete active components, competitors are International Rectifier, Philips, N.V., Rohm Corp., Motorola, Inc., Fairchild Semiconductor Corp., Maxim, General Semiconductor and Samsung Electro-Mechanics Co., Ltd.

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

        At December 31, 2000, approximately 33% of the Company's identifiable assets were located in the United States, approximately 29% were located in Europe, approximately 24% were located in Israel, and approximately 14% were located in Asia. In the United States, the Company's main manufacturing facilities are located in Nebraska, South Dakota, North Carolina, Pennsylvania, Maine, Connecticut, Virginia and California. In Europe, the Company's main manufacturing facilities are located in Selb, Landshut, Backnang, and Heilbronn, Germany and Nice, France. In Israel, manufacturing facilities are located in Holon, Dimona, Beersheva and Migdal Ha-emek. In Asia, the Company's main manufacturing facilities are located in Taiwan and in Shanghai, China (four). The Company also maintains major manufacturing facilities in Juarez, Mexico and the Czech Republic. Over the past several years, the Company has invested substantial resources to increase capacity and to maximize automation in its plants, which it believes will further reduce production costs.

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

        Under the terms of the Israeli government's incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of the Company's approved projects has ever been cancelled or modified, and the Company has already received approval for a majority of the projects contemplated by its capital expenditure program. However, over the past few years, the government has scaled back or discontinued some of its incentive programs. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. The Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects. However, because a majority of the Company's projects in Israel currently benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years. In addition, the Company might be materially adversely affected if events were to occur in the Middle East that interfere with the Company's operations in Israel. The Company, however, has never experienced any material interruption in its Israeli operations in its 30 years of operations there, in spite of several Middle East crises, including wars. For the year ended December 31, 2000, sales of products manufactured in Israel accounted for approximately 35.9% of the Company's net sales.

        In 1998, the Company accelerated the implementation of its strategy to shift manufacturing emphasis to higher automation in higher labor cost regions and to relocate a fair amount of production to regions with lower labor costs. As a result, the Company incurred significant restructuring costs in the year ended December 31, 1998 associated with the downsizing and closing of manufacturing facilities in Europe. The Company may incur such expenses in 2001.

        See Note 14 of the Notes to the Consolidated Financial Statements, "Business Segment and Geographic Area Data," for financial information by geographic area.

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

        The Company is not involved in any pending or threatened proceedings that would require curtailment of its operations. The Company continually expends funds to ensure that its facilities comply with applicable environmental regulations. In regard to all of its facilities, the Company has completed its undertaking to comply with environmental regulations relating to the elimination of chlorofluorocarbons ("CFCs") and ozone depleting substances ("ODS") pursuant to the Clean Air Act amendments of 1990. The Company has completely eliminated the use of CFCs and ODS in its manufacturing processes, and all facilities are currently in compliance with the Clean Air Act.

        The Company anticipates that it will undertake capital expenditures of approximately $6,340,000 in fiscal 2001 for general environmental compliance and enhancement programs, including those to be applied at the TEMIC facilities. The Company has been named a Potentially Responsible Party ("PRP") at nine Superfund sites, including two Siliconix facilities. The Company expends minimal amounts in connection with several of these sites and does not expect costs associated with the others to be material. While the Company believes that it is in material compliance with applicable environmental laws, it cannot accurately predict future developments and does not necessarily have knowledge of past occurrences on sites currently occupied by the Company. More stringent environmental regulations may be enacted in the future, and Vishay cannot determine the modifications, if any, in its operations that any such future regulations might require, or the cost of compliance with these regulations. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

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

Employees

        As of December 31, 2000, the Company employed approximately 22,418 full time employees of whom approximately 16,725 were located outside the United States. Some of the Company's employees outside the U.S. are members of trade unions. The Company's relationship with its employees is good. However, no assurance can be given that, if the Company continues to restructure its operations in response to changing economic conditions, labor unrest or strikes, especially at European facilities, will not occur. See "Legal Proceedings." During the first quarter of 2001, layoffs of employees are anticipated.

Item 2.        PROPERTIES

        As of December 31, 2000, the Company maintains approximately 66 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

                                                    Approx. Available
Owned Locations                                     Space (Square Feet)
---------------                                     -------------------

        United States
Columbus and Norfolk, NE*                                   298,000
Sanford, ME                                                 225,000
Malvern and Bradford, PA*                                   222,000
Santa Clara, CA                                             220,000
Wendell and Statesville, NC*                                194,000
Grafton and Oconto, Wisconsin*                              165,000
Roanoke, VA                                                 128,000
Monroe, CT                                                   91,000

----------------
* 2 locations

        Foreign
Israel (4 locations)                                        970,000
Germany (12 locations)                                      806,000
France (5 locations)                                        392,000
Czech Republic (4 locations)                                306,000
Portugal                                                    301,000
Hungary                                                     194,000
Austria                                                     153,000


        Vishay owns an additional 238,000 square feet of manufacturing facilities located in Florida, Maryland, New York, and South Dakota. Vishay also owns 50,000 square feet in Taiwan and 11,000 square feet in England.

        Available leased facilities in the United States include 359,000 square feet of space located in California, Massachusetts, Maine, Rhode Island and South Dakota. Foreign leased facilities consist of 104,000 square feet in China, 220,000 square feet in Mexico, 45,000 square feet in England, 141,000 square feet in Germany, 131,000 square feet in Hungary, 14,000 square feet in the Philippines, 75,000 square feet in the Czech Republic and 6,000 square feet in Japan.

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

        As part of Vishay's 1996 restructuring program, the Company's subsidiary, Sprague France S.A., laid off certain workers at the company's facility in Tours, France. The trade union representing the workers claimed that the layoffs were not economically motivated, and were therefore prohibited under French law. A court ruled that, although the Company would not be required to rehire the employees, the Company would have to pay damages equal to approximately 10 million French Francs (approximately U.S. $1,437,000) as of March 28, 2001, to the former employees. The Company has appealed this decision.

        The Company's 80.4% owned subsidiary, Siliconix, is a party to two environmental proceedings. The first involves property that Siliconix vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to Siliconix and the current owner of the property. The Order alleged that Siliconix contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. Siliconix subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify Siliconix and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which Siliconix remains nominally subject.

        The second proceeding involves Siliconix's Santa Clara, California facility, which the company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to Siliconix. The Order is based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order calls for Siliconix to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring Siliconix to complete the decontamination. Siliconix has substantially completed its compliance with the RWQCB's orders.

        In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against the Company, Siliconix, and the directors of Siliconix in connection with the Company's announced proposal to purchase all issued and outstanding shares of Siliconix not already owned by the Company. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, allege, among other things, that the Company's proposed offer is unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against the Company on behalf of Siliconix alleging self-dealing and waste because the Company purportedly usurped Siliconix's inventory and patents, appropriated Siliconix's separate corporate identity, and obtained a below-market loan from Siliconix. The actions seek injunctive relief, damages and other relief. The Company has not yet responded to these complaints.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of the Company as of March 27, 2001.

Name                     Age                Positions Held
----                     ---                --------------

Felix Zandman*           72            Chairman of the Board and Chief Executive
                                           Officer

Avi D. Eden*             53            Vice-Chairman of the Board, Executive
                                           Vice President and General Counsel

Gerald Paul*             52            Chief Operating Officer, President
                                           and Director

Name                     Age                Positions Held
----                     ---                --------------

Richard N. Grubb*        54            Executive Vice President, Treasurer,
                                           Chief Financial Officer and Director

Robert A. Freece*        60            Senior Vice President and Director

William J. Spires        59            Vice President and Secretary

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

        Avi D. Eden has been a Director and General Counsel of the Company since June 1988, and has been Vice Chairman of the Board and an Executive Vice President of the Company since August 1996.

        Dr. Gerald Paul has served as a Director of the Company since May 1993 and has been Chief Operating Officer and an Executive Vice President of the Company since August 1996. On March 16, 1998, Dr. Paul was appointed President of the Company. He was President of Vishay Electronic Components, Europe from January 1994 to August 1996. Dr. Paul has been Managing Director of Draloric Electronic GmbH, an affiliate of the Company, since January 1991. Dr. Paul has been employed by Draloric since February 1978.

        Richard N. Grubb has been a Director, Vice President, Treasurer and Chief Financial Officer of the Company since May 1994, and has been an Executive Vice President of the Company since August 1996. Mr. Grubb has been associated with the Company in various capacities since 1972.

        Robert A. Freece has been a Director of the Company since 1972. He was a Vice President of the Company from 1972 until 1994, and has been a Senior Vice President since May 1994.

        William J. Spires has been a Vice President and Secretary of the Company since 1981. Mr. Spires has been Vice President - Industrial Relations since 1980 and has been employed by the Company since 1970.

                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
               MATTERS

        The Company's Common Stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 2000 and 1999 calendar years indicated. Stock prices have been restated to reflect stock dividends and stock splits. The Company does not currently pay cash dividends on its capital stock. Its policy is to retain earnings to support the growth of the Company's business and the Company does not intend to change this policy at the present time. In addition, the Company is restricted from paying cash dividends under the terms of the Company's revolving credit agreement. See Note 5 to the Consolidated Financial Statements. Holders of record of the Company's Common Stock totaled approximately 2,067 at March 27, 2001.


                           COMMON STOCK MARKET PRICES

                           Calendar 2000                  Calendar 1999

                        High            Low            High            Low
                        ----            ---            ----            ---

First Quarter          $40.88         $18.58          $ 8.27          $ 5.90
Second Quarter         $62.63         $35.00          $14.04          $ 7.80
Third Quarter          $44.75         $26.00          $17.50          $12.04
Fourth Quarter         $31.75         $13.88          $21.33          $14.17



        At March 27, 2001, the Company has outstanding 15,518,546 shares of Class B Common Stock, par value $.10 per share (the "Class B Stock"), each of which entitles the holder to ten votes. The Class B Stock generally is not transferable except in certain very limited instances and there is no market for those shares. The Class B Stock is convertible, at the option of the holder, into Common Stock on a share for share basis. Substantially all of such Class B Stock is owned by Dr. Felix Zandman, Mrs. Luella B. Slaner and trusts for the benefit of Mrs. Slaner's grandchildren, either directly or beneficially. Dr. Felix Zandman is an executive officer and director of the Company. Mrs. Luella
B. Slaner is a director of the Company.

Item 6.        SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial information of the Company for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996. This table should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                                                   As of and for the Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                      2000             1999 (1)        1998 (2)          1997 (3)         1996 (4)
                                                      ----             ----            -----             -----            -----
Income Statement Data (in thousands,
  except per share amounts):

  Net sales                                         $2,465,066       $1,760,091       $1,572,745       $1,125,219       $1,097,979
  Interest expense                                      25,177           53,296           49,038           18,819           17,408
  Earnings before income taxes and
    minority interest                                  690,225          134,711           42,646           89,561           70,846

  Income taxes                                         148,186           36,940           30,624           34,167           17,741
  Minority interest                                     24,175           14,534            3,810            2,092              489
  Net earnings                                         517,864           83,237            8,212           53,302           52,616

  Basic earnings per share(5)                       $     3.83       $     0.66       $     0.07       $     0.42       $     0.41
  Diluted earnings per share(5)                     $     3.77       $     0.65       $     0.07       $     0.42       $     0.41
  Weighted average shares
    outstanding -  basic(5)                            135,295          126,678          126,665          126,627          126,632
  Weighted average shares
    outstanding -  diluted(5)                          137,463          128,233          126,797          126,904          126,717

Balance Sheet Data (in thousands):
  Total assets                                      $2,783,658       $2,323,781       $2,462,744       $1,719,648       $1,558,515
  Long-term debt                                       140,467          656,943          814,838          347,463          229,885
  Working capital                                    1,057,200          604,150          650,483          455,134          434,199
  Stockholders' equity                               1,833,855        1,013,592        1,002,519          959,648          945,230

----------------------------

(1) The sale of Nicolitch, S.A. and a tax rate change in Germany reduced net earnings by $14,562,000 ($0.11 per share).

(2) Includes the results from March 1, 1998 of TEMIC and special charges after taxes of $55,335,000 ($0.44 per share).

(3) Includes the results from July 1, 1997 of Lite-On Power Semiconductor Corporation and special charges after taxes of $27,692,000 ($0.22 per share).

(4)    Includes restructuring expense of $38,030,000 ($0.21 per share).

(5) Adjusted to reflect a three-for-two stock split distributed June 9, 2000, a five-for-four stock split distributed June 22, 1999 and 5% stock dividends paid on June 11, 1998, June 9, 1997 and June 7, 1996.

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

         However, beginning with the last quarter of 1995 and through 1998 the Company experienced a decline in demand for its commodity-related products (fixed resistors, multi-layer ceramic chip capacitors and tantalum capacitors) which accounted for approximately 50% of the Company's revenues during that time. Such decline in demand resulted in a decrease in revenues, earnings and backlogs of these products.

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

        In the late 1990's, the Company began to enter into the active components business. In July 1997, the Company purchased a 65% interest in LPSC, a Taiwan based company that is a major supplier of discrete active electronic components in Asia. In July 2000, the Company sold its interest in LPSC to the Lite-On Group, the owner of the remaining 35% interest in LPSC, for consideration consisting of cash and the assignment or transfer to Vishay of the Lite-On Group's rights under stock appreciation rights. In 1998, the Company acquired the Semiconductor Business Group of TEMIC, which included Telefunken and 80.4% of Siliconix, producers of transistors, diodes, optoelectronics, and power and analog switching integrated circuits. In February 2001, the Company communicated a proposal to the Board of Directors of Siliconix to purchase any and all outstanding shares of Siliconix not already owned by Vishay. This proposal is currently being evaluated by a special committee of directors of Siliconix appointed in March 2001.

        From the third quarter of 1999 through the third quarter of 2000, the Company experienced increased demand for its products, including both passive and active electronic components, as a result of growth in the wireless telecommunications market, particularly cell phones, and the increased use of embedded computing devices in a wide range of consumer and commercial products. The Company expanded capacity in all of its major product lines in order to satisfy the increased demand, and, in some cases, was able to increase pricing for its products because of tight supply, reversing the price erosion experienced in prior years. However, as a result of a recent slowing of growth in the personal computer and cell phone product markets, the Company has recently experienced softness in product demand, resulting in order cancellations and deferrals. This decrease in demand could cause a significant drop in average sales prices, which could, in turn, cause a reduction in the Company's gross margins and operating profits.

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

        The Company realizes approximately 56% of its revenues from customers outside the United States. As a result, fluctuations in currency exchange rates can significantly affect the Company's reported sales and, to a lesser extent, earnings. Currency fluctuations impact the Company's net sales and other income statement amounts, as denominated in U.S. dollars, including other income as it relates to foreign exchange gains or losses. Generally, in order to minimize the effect of currency fluctuations on profits, the Company endeavors to minimize the time for settling intercompany transactions.

        In connection with its day-to-day operations, the Company generally does not purchase foreign currency exchange contracts or other derivative instruments to hedge foreign currency exposures. In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to manage exchange rate exposure on certain foreign currency denominated transactions. As of December 31, 2000, the Company and its subsidiaries did not have any outstanding foreign currency forward exchange contracts.

        As a result of the increased production by the Company's operations in Israel over the past several years, the low tax rates in Israel (as compared to the statutory rate in the United States) have had the effect of increasing the Company's net earnings. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten years or, if the investment in the project is over $20 million, for a period of 15 years, which has been the case for most of the Company's projects in Israel since 1994. New projects are continually being introduced. In addition, the Israeli government offers certain incentive programs in the form of grants designed to increase employment in Israel. However, the Israeli government has scaled back or discontinued some of its incentive programs over the past several years. Accordingly, there can be no assurance that in the future the Israeli government will continue to offer new incentive programs applicable to the Company or that, if it does, such programs will provide the same level of benefits the Company has historically received or that the Company will continue to be eligible to take advantage of them. The Company might be materially adversely affected if these incentive programs were no longer available to the Company for new projects. However, because a majority of the Company's projects in Israel already benefit from government incentive programs, the Company does not anticipate that any cutbacks in the incentive programs would have an adverse impact on its earnings and operations for at least several years.

        Israeli government grants, recorded as a reduction of costs of products sold, were $15,721,000 for the year ended December 31, 2000, as compared to $14,256,000 for the prior year. If the Israeli government continues its grant and incentive programs, future benefits offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel.

Results of Operations

        Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                                 Year Ended December 31
                                       2000               1999            1998
                                       ----               ----            ----
Costs of products sold                 59.2%              73.8%            75.6%
Gross profit                           40.8               26.2             24.4
Selling, general and
administrative expenses                12.1               14.5             14.9
Operating income                       28.3               11.0              6.0
Earnings before income taxes
and minority interest                  28.0                7.7              2.7
Effective tax rate                     21.5               27.4             71.8
Net earnings                           21.0                4.7              0.5

Year ended December 31, 2000 compared to Year ended December 31, 1999

Net Sales

        Net sales for the year ended December 31, 2000 increased $704,975,000 or 40.1% from the prior year. Both the passive and active components segments contributed to these increases. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 2000, in comparison to the prior year, resulted in decreases in reported sales of $105,615,000. The passive components business net sales were $1,627,861,000 for the year ended December 31, 2000 as compared to $1,008,266,000 for the prior year period, a 61.5% increase. The active components business net sales were $837,205,000 for the year ended December 31, 2000 as compared to $751,825,000 for the prior year period, an 11.4% increase. Strong demand, particularly in the wireless communications market, for the Company's products and increased average selling prices contributed to the sales growth. Although backlog at December 31, 2000 remains strong, the Company is experiencing a slowdown in bookings in 2001 as the cell phone and computer markets have experienced a slowing of growth.

  Costs of Products Sold

        Costs of products sold for the year ended December 31, 2000 were 59.2% of net sales, as compared to 73.8% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 2000 was 40.8% as compared to 26.2% for the comparable prior year period. Both the passive and active components segments contributed to the improved gross margins.

        The passive components business gross profit margins were 41.7% for the year ended December 31, 2000 as compared to 22.4% for the prior year period. Price and volume increases in the resistor, tantalum capacitor, and multi-layer ceramic chip capacitor product lines were primarily responsible for this improvement in gross margins.

        The active components business gross profit margins were 39.0% for the year ended December 31, 2000 as compared to 31.4% for the prior year. Continued cost reductions, increased manufacturing efficiencies and an improved product mix contributed to the improved gross margins. The increase reflects improvements at the Siliconix operation, where gross profit margins increased to 46.0% of net sales in 2000 compared to 41.0% in 1999 primarily as a result of economies of scale in manufacturing operations, productivity improvements, and further advances in technologies.

        Israeli government grants, recorded as a reduction of costs of products sold, were $15,721,000 for the year ended December 31, 2000, as compared to $14,256,000 for the prior year. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at December 31, 2000 relating to Israeli government grants was $55,162,000 as compared to $50,462,000 at December 31, 1999.

  Selling, General and Administrative Expenses

        Selling, general, and administrative expenses for the year ended December 31, 2000 were 12.1% of net sales, as compared to 14.5% for the prior year. This reduction was a result of higher net sales in 2000 as compared to 1999 and reflects company-wide cost reduction initiatives, particularly the reduction of headcount in high labor cost countries.

  Interest Expense

        Interest costs decreased by $28,119,000 for the year ended December 31, 2000 from the prior year. This decrease was a result of lower bank borrowings during the year 2000 as compared to the prior year. The Company received net proceeds of $395,449,000 from a Common Stock offering in May 2000, which were used to pay down long-term debt.

  Other Income

        Other income was $18,904,000 for the year ended December 31, 2000 as compared to an expense of $5,737,000 in the prior year. The 2000 amount includes higher interest income, a gain on sale of subsidiaries, and a gain from termination of interest rate swap agreements. Proceeds received from the May 2000 Common Stock offering and cash flows from operations were used to pay down debt outstanding under the Company's long-term revolving credit agreement. In connection with debt repayments, the Company terminated $200,000,000 notional amount of interest rate swap agreements and recognized pretax gains of $8,919,000. These amounts were partially offset by foreign exchange losses of $7,305,000.

Minority Interest

        Minority interest increased by $9,641,000 for the year ended December 31, 2000 as compared to the prior year primarily due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

Income Taxes

        The effective tax rate for the year ended December 31, 2000 was 21.5% as compared to 27.4% for the prior year. The higher tax rate for the year ended December 31, 1999 reflects the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the year ended December 31, 1999 would have been 23.2%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $89,745,000 and $12,469,000 for the years ended December 31, 2000 and 1999, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years. See "Description of Business -- Manufacturing Operations."

Year ended December 31, 1999 compared to Year ended December 31, 1998

Net Sales

        Net sales for the year ended December 31, 1999 increased $187,346,000 or 11.9% from the prior year. The increase in net sales related primarily to the results of TEMIC, which was acquired March 2, 1998. Net sales of TEMIC for the year ended December 31, 1999 were $673,300,000 as compared to $474,188,000 included in the Company's reported sales for the ten months ended December 31, 1998. Exclusive of TEMIC, net sales would have decreased by $11,776,000 or 1.0%. The strengthening of the U.S. dollar against foreign currencies for the year ended December 31, 1999, in comparison to the prior year, resulted in decreases in reported sales of $15,882,000. The passive components business net sales were $1,008,266,000 for the year ended December 31, 1999 as compared to $1,027,902,000 for the prior year period. The active components business net sales were $751,825,000 for the year ended December 31, 1999 as compared to $544,843,000 for the prior year period. The 1999 sales of the active business reflected increased demand for product, particularly in telecommunications and computer applications, and reduced price erosion on its products.

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

        The active components business gross margins were 31.4% for the year ended December 31, 1999 as compared to 27.9% for the prior year period. The increase was due to the Siliconix operation, where gross margins increased substantially as a result of increased product demand, stronger capacity utilization, an improved product mix and increased fab efficiencies.

        The passive components business gross profit margins were 22.4% for the year ended December 31, 1999 as compared to 22.5% for the prior year period. Profitability for the passive components business was negatively affected by price erosion, which began in the second quarter of 1998. However, beginning in the third quarter of 1999, most of the Company's product lines saw an increase in demand and the average selling prices stopped declining, with prices actually increasing in some instances.

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

  Other Income

        Other income decreased by $3,496,000 for the year ended December 31, 1999 as compared to the prior year. Included in the results for the year ended December 31, 1999 was a non-cash loss of $10,073,000 in connection with the sale of Nicolitch, S.A., a subsidiary of the Company. Included in the results for the year ended December 31, 1998 was a loss of $6,269,000 related to a forward exchange contract entered into to set the purchase price in connection with the TEMIC acquisition.

  Minority Interest

        Minority interest increased by $10,724,000 for the year ended December 31, 1999 as compared to the prior year primarily due to the increase in net earnings of Siliconix, of which Vishay owns 80.4%.

  Income Taxes

        The effective tax rate for the year ended December 31, 1999 was 27.4% as compared to 71.8% for the prior year. The tax rate for the year ended December 31, 1999 reflects the non-tax deductibility of the loss on the sale of Nicolitch, S.A. Tax expense on the sale of Nicolitch, S.A. was $1,416,000. Also, a tax rate change in Germany resulted in a decrease in German deferred tax assets, which increased tax expense by $1,939,000. Exclusive of the effect of the sale of Nicolitch, S.A. and the tax rate change in Germany, the effective tax rate on earnings before minority interest for the year ended December 31, 1999 would have been 23.2%. The higher tax rate for the year ended December 31, 1998 was primarily due to the non-tax deductibility of the in-process research and development expense in 1998 and a $10,000,000 increase in a valuation allowance for a deferred tax asset for net operating loss carryforwards in Germany. Exclusive of the effect of special charges, the tax rate on earnings before minority interest for the year ended December 31, 1998 would have been 27.8%. The continuing effect of low tax rates in Israel, as compared to the statutory rate in the United States, resulted in increases in net earnings of $12,469,000 and $15,166,000 for the years ended December 31, 1999 and 1998, respectively. The more
favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years. See "Description of Business -- Manufacturing Operations."

Financial Condition and Liquidity

        Cash flows from operations were $542,319,000 for the year ended December 31, 2000 compared to $239,547,000 for the prior year. The increase in cash flows from operations is primarily attributable to an increase in net earnings for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Net purchases of property and equipment for the year ended December 31, 2000 were $229,781,000 compared to $119,638,000 in the prior year, reflecting the Company's efforts toward increasing capacity. The Company paid down $506,687,000 on its revolving credit lines during the year 2000. These payments were partially funded by $395,449,000 of proceeds from the May 2000 Common Stock offering and $39,873,000 of proceeds from the exercise of stock options. On July 12, 2000 the Company completed the sale of its 65% interest in LPSC to the Lite-On Group. The net cash proceeds of $33,162,000 were used to further pay down the Company's long-term debt. See Notes 2 and 3 to the Consolidated Financial Statements for discussion of restructuring costs paid during 1999.

        The Company's financial condition at December 31, 2000 is strong, with a current ratio of 3.53 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .08 to 1 at December 31, 2000 and .65 to 1 at December 31, 1999.

        On March 2, 1998, the Company and certain of its subsidiaries entered into a $1.1 billion multicurrency revolving credit agreement with a group of banks that included an $825 million long-term revolving credit and swing line facility and a $275 million short-term revolving credit facility. On June 1, 1999 and August 31, 2000, the Company amended the credit facilities. The amended agreement now provides for a $660,000,000 long-term revolving credit and swing line facility maturing on June 1, 2005, subject to Vishay's right to request year-to-year renewals. Borrowings under the facility bear interest at variable rates based, at the option of Vishay, on the prime rate or a eurocurrency rate and in the case of any swing line advance, the quoted rate. The borrowings under the loan agreement are secured by pledges of stock in certain significant subsidiaries and indirect subsidiaries of Vishay and guaranties by certain significant subsidiaries. The Company is required to pay facility fees on the long-term facility. The credit facility restricts the Company from paying cash dividends, and requires the Company to comply with certain financial covenants. See Note 5 to the Consolidated Financial Statements for additional information.

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

Safe Harbor Statement

        From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are important factors that could cause the Company's results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

        Changes in Product Demand, Competition, Backlog

        o The Company offers a broad variety of products and services to its customers. Changes in demand for or in the mix of, products and services comprising revenues could cause actual operating results to vary from those expected. Due to a recent slowing of growth in the personal computer and cell phone markets, the Company and others in the electronic and semi-conductor component industry have recently experienced softness in product demand, resulting in order cancellations and deferrals. This slowdown may continue and may become more pronounced. Such a slowdown in demand, as well as recessionary trends in the global economy in general or in specific countries or regions where the Company sells the bulk of its products, such as the U.S., Germany, France or the Pacific Rim, could adversely impact the Company's results of operations.

        o The Company operates in a highly competitive environment, which includes significant competitive pricing pressures and intense competition for entry into new markets. The electronics components industry has become increasingly concentrated and globalized in recent years, and the Company's major competitors, some of which are larger than the Company, have significant financial resources and technological capabilities.

        o Many of the orders in the Company's backlog may be canceled by its customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. The Company's results of operations may be adversely impacted if customers were to cancel a material portion of such orders and this produced a significant decrease in demand for the Company's products.

        Product Development, Business Expansion

        o The Company's future operating results are dependent, in part, on its ability to develop, produce and market new and innovative products, to convert existing products to surface mount devices and to customize certain products to meet customer requirements. There are numerous risks inherent in this complex process, including the risks that the Company will be unable to anticipate the direction of technological change or that the Company will be unable to timely develop and bring to market new products and applications to meet customers' changing needs.

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

        o The Company was substantially debt free at the end of 2000. If the Company were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This would decrease the Company's ratio of earnings to fixed charges and adversely affect other leverage criteria. The Company cannot ensure that the necessary acquisition financing would be available to the Company when required on acceptable terms.

        o The Company may have difficulty expanding its manufacturing of product lines to satisfy future increases in demand for its products. Factors that could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel and capacity constraints at the Company's facilities. If the Company is unable to meet its customers' requirements and its competitors sufficiently expand production, the Company could lose customers and/or market share.

        o Any drop in demand or increase in supply of the Company's products due to the expansion of production capacity by the Company's competitors could cause a dramatic drop in average sales prices causing a drop in gross margins.

        Foreign Operations and Sales

        o Approximately 56.0% of the Company's revenues are derived from sales to customers outside the United States. As a result, currency exchange rate fluctuations, regional inflation, changes in monetary policy and tariffs, potential changes in laws and regulations affecting the Company's business in foreign jurisdictions, international trade restrictions or prohibitions, intergovernmental disputes, increased labor costs and reduction or cancellation of government grants, tax benefits or other incentives could impact the Company's results of operations.

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

        Restructuring and Cost Reduction Activities

        o The Company's strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to lower cost regions such as Israel, Mexico, Portugal, the Czech Republic, Taiwan and the People's Republic of China. In this process, the Company may experience underutilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions, resulting initially in production inefficiencies and higher costs. Such costs include those associated with work force reductions and plant closings in the higher labor cost regions, as described in "Introduction and Background" of this Item, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the start of production in new plants and expansions in lower labor cost regions. Moreover, capacity constraints may limit the Company's ability to continue to meet demand for any of the Company's products. For example, during 1998, restructuring costs were particularly high as a result of the Company's accelerated effort to streamline operations in response to the continued weakness in the international electronic components market at the time.

        o The Company has in the past and may in the future respond to changing economic conditions by restructuring its operations. Such restructruing, particularly in Europe, may result in labor unrest or strikes, which could have an adverse effect on the Company

        o The Company's strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. The Company's inability to achieve these goals could have an adverse effect on the Company's results of operations.

        Raw Materials

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

                     2. the effects of quality deviations in raw materials, particularly tantalum powder, palladium and ceramic dielectric materials; and

                     3. the effects of significant price increases for tantalum or palladium, or an inability to obtain adequate supplies of tantalum or palladium from the limited number of suppliers. Prices for tantalum powder are expected to increase significantly in the near future.

        The Class B Common Stock

        o The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold 57% of the voting power of the Company. As a result, the holders of Class B common stock are able to cause the election of their nominees as directors of the Company. The holders of Class B common stock may also be able to approve other action as stockholders without obtaining the votes of other stockholders of the Company.

        o The effective control of the Company by holders of Class B common stock may make the Company less attractive as a target for a takeover proposal. It may also render more difficult or discourage a merger proposal or proxy contest for the removal of the incumbent directors, even if such actions were favored by all stockholders of the Company other than the holders of the Class B common stock. Accordingly, this may deprive the holders of common stock of an opportunity they might otherwise have to sell their shares at a premium over the prevailing market price in connection with a merger or acquisition of the Company with or by another company.

        Miscellaneous Factors

        o The Company's results may also be affected by a variety of other factors, including:

                    1. possible environmental liability and remediation costs;

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

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

        The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Company policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

        The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At December 31, 2000, the outstanding balance under this facility was $140,000,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate instruments on the Company's results of operations in each of the three years ended December 31, 2000 was not significant. See Notes 5 and 12 to Consolidated Financial Statements for components of the Company's long-term debt and interest rate swap arrangements.

        In August 1998, the Company entered into six interest rate swap agreements with a total notional amount of $300,000,000 to manage interest rate risk related to its multicurrency revolving line of credit. As of December 31, 2000, five of these six agreements had been terminated. The remaining agreement, which expires in 2003, has a notional amount of $100,000,000 and requires the Company to make payments to the counterparty at variable rates based on USD-LIBOR-BBA rates. At December 2000 and 1999, the Company paid a weighted average fixed rate of 7.16% and 5.61%, respectively, and received a weighted average variable rate of 6.53% and 6.49%, respectively. The fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $51,000 and $8,714,000 at December 31, 2000 and 1999,
respectively.

Foreign Exchange Risk

        The Company is exposed to foreign currency exchange rate risks. The Company's significant foreign subsidiaries are located in Germany, France, Israel and the Far East. The Company, in most locations, has introduced a "netting" policy where subsidiaries pay all intercompany balances within thirty days. In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to manage the effect of exchange rate changes on certain foreign currency denominated transactions. As of December 31, 2000, the Company did not have any outstanding foreign currency forward exchange contracts.

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are presented under Item 14 of this report:

              Report of Independent Auditors

              Consolidated Balance Sheets -- December 31, 2000 and 1999.

              Consolidated Statements of Operations -- for the years ended December 31, 2000, 1999 and 1998.

              Consolidated Statements of Cash Flows -- for the years ended December 31, 2000, 1999, and 1998.

              Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 2000, 1999 and 1998.

              Notes to Consolidated Financial Statements-- December 31, 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

        Information with respect to Items 10, 11, 12 and 13 on Form 10-K is set forth in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2000, the Company's most recent fiscal year. Such information is incorporated herein by reference, except that information with respect to Executive Officers of Registrant is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant."

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)     (1)    All Consolidated Financial Statements of the
                             Company and its subsidiaries for the year ended
                             December 31, 2000 are filed herewith. See Item 8 of this Report for a list of such financial statements.

                      (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                      (3)    Exhibits-- See response to paragraph (c) below.

              (b)     None.

              (c)     Exhibits:

        2.1 Stock Purchase Agreement, dated as of May 31, 2000, among Lite-On JV Corporation, Vishay Intertechnology, Inc., and Lite-On Power Semiconductor Corporation. Incorporated by reference to Exhibit F to Amendment No. 2 to Schedule 13D filed on June 29, 2000.

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

        10.1 Performance-Based Compensation Plan for Chief Executive Officer of Registrant. Incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K.

        10.2 Vishay Intertechnology, Inc. Amended and Restated Long Term Revolving Credit Agreement, dated as of June 1, 1999, by and among Vishay and the Permitted Borrowers (as defined therein), the Lenders (as defined therein), and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (No. 333-52594) filed December 22, 2000.

        10.3 First Amendment to Amended and Restated Vishay Intertechnology, Inc. Long Term Revolving Credit Agreement and Other Loan Documents, dated as of August 31, 2000, by and among Vishay and the Permitted Borrowers (as defined therein), Comerica Bank and the other Lenders signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-52594) filed December 22, 2000.

        10.4 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman. Incorporated by reference to
                Exhibit 10.12 to the Company's Registration Statement on Form S-2 (No. 33-13833).

        10.5 Vishay Intertechnology 1995 Stock Option Program. Incorporated by reference to the Company's Definitive Proxy Statement on
                Schedule 14ADR filed April 7, 1995.

        10.6 Vishay Intertechnology 1997 Stock Option Program. Incorporated by reference to the Company's Definitive Proxy Statement on
                Schedule 14A filed April 16, 1998.

        10.7 Vishay Intertechnology 1998 Stock Option Program. Incorporated by reference to the Company's Definitive Proxy Statement on
                Schedule 14A filed April 16, 1998.

        10.8 Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

        21.     Subsidiaries of the Registrant.

        23.     Consent of Independent Auditors.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VISHAY INTERTECHNOLOGY, INC.

         March 27, 2001                     /s/ Felix Zandman
                                            ------------------------------
                                            Felix Zandman, Chairman of the
                                            Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

        March 27, 2001                       /s/ Felix Zandman
                                            ------------------------------
                                            Felix Zandman, Chairman
                                            of the Board and Chief
                                            Executive Officer
                                           (Principal Executive Officer)


        March 27, 2001                      /s/ Avi D. Eden
                                            ------------------------------
                                            Avi D. Eden, Vice-Chairman of the
                                            Board, Executive Vice President
                                            and General Counsel


        March 27, 2001                       /s/ Gerald Paul
                                            ------------------------------
                                            Gerald Paul, Director, President
                                            and Chief Operating Officer


        March 27, 2001                       /s/ Richard N. Grubb
                                            ------------------------------
                                            Richard N. Grubb, Director,
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


        March 27, 2001                      /s/ Robert A. Freece
                                            ------------------------------
                                            Robert A. Freece, Director,
                                            Senior Vice President


        March 27, 2001                      /s/ Eli Hurvitz
                                            ------------------------------
                                            Eli Hurvitz, Director


        March 27, 2001                      /s/ Edward B. Shils
                                            ------------------------------
                                             Edward B. Shils, Director


        March 27, 2001                      /s/ Luella B. Slaner
                                            ------------------------------
                                            Luella B. Slaner, Director


        March 27, 2001                      /s/ Mark I. Solomon
                                            ------------------------------
                                            Mark I. Solomon, Director


        March 27, 2001                      /s/ Jean-Claude Tine
                                            ------------------------------
                                            Jean-Claude Tine, Director

                         Report of Independent Auditors

Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 5, 2001, except for Note 17,
    as to which the date is March 8, 2001

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)


                                                              December 31
                                                         2000           1999
                                                   ----------------------------
Assets
Current assets:
   Cash and cash equivalents                        $   337,213     $   105,193
   Accounts receivable, less allowances of
     $12,630 and $9,495                                 452,579         320,978
   Inventories:
     Finished goods                                     179,286         144,645
     Work in process                                    130,682         131,951
     Raw materials                                      215,894         121,704
   Deferred income taxes                                 32,051          35,119
   Prepaid expenses and other current assets            127,169          67,159
                                                   ----------------------------
Total current assets                                  1,474,874         926,749



Property and equipment - at cost:
   Land                                                  47,625          51,453
   Buildings and improvements                           265,311         261,528
   Machinery and equipment                            1,168,241       1,073,556
   Construction in progress                              83,768          61,881
                                                   ----------------------------
                                                      1,564,945       1,448,418
   Less allowances for depreciation                    (591,391)       (517,873)
                                                   ----------------------------
                                                        973,554         930,545



Goodwill                                                295,759         399,970

Other assets                                             39,471          66,517




                                                   ----------------------------
Total assets                                        $ 2,783,658     $ 2,323,781
                                                   ============================

                                                                              December 31
                                                                          2000            1999
                                                                       ----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable to banks                                              $     8,250    $    26,790
   Trade accounts payable                                                  120,070        101,613
   Payroll and related expenses                                            111,132         77,209
   Other accrued expenses                                                  146,157        107,724
   Income taxes                                                             31,915          4,818
   Current portion of long-term debt                                           150          4,445
                                                                       ----------------------------
Total current liabilities                                                  417,674        322,599

Long-term debt - less current portion                                      140,467        656,943
Deferred income taxes                                                       79,109         62,712
Deferred income                                                             55,162         50,462
Minority interest                                                           63,480         61,637
Other liabilities                                                           93,157         47,315
Accrued pension costs                                                      100,754        108,521

Stockholders' equity:
   Preferred Stock, par value $1.00 per share:
     authorized - 1,000,000 shares; none issued
   Common Stock, par value $.10 per share:
     authorized - 150,000,000 shares; 122,408,402 and 111,468,463 shares outstanding after deducting 225,673 and 25,673 shares in
     treasury                                                               12,241         11,147
   Class B convertible Common Stock, par value $.10 per share:
     authorized - 20,000,000 shares; 15,518,546 and 15,554,898
     shares outstanding after deducting 279,453 shares in treasury           1,552          1,556
   Capital in excess of par value                                        1,319,426        985,393
   Retained earnings                                                       615,455         97,591
   Unearned compensation                                                    (1,248)        (1,086)
   Accumulated other comprehensive loss                                   (113,571)       (81,009)
                                                                       ----------------------------
Total stockholders' equity                                               1,833,855      1,013,592
                                                                       ----------------------------
Total liabilities and stockholders' equity                             $ 2,783,658    $ 2,323,781
                                                                       ==========================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)


                                                                   Year ended December 31
                                                           2000             1999            1998
                                                     ------------------------------------------------
Net sales                                            $   2,465,066    $   1,760,091    $   1,572,745
Costs of products sold                                   1,459,784        1,299,705        1,189,107
                                                     ------------------------------------------------
Gross profit                                             1,005,282          460,386          383,638


Selling, general, and administrative expenses              297,315          254,282          234,840
Amortization of goodwill                                    11,469           12,360           12,272
Unusual items                                                   --               --           29,301
Purchased research and development                              --               --           13,300
                                                     ------------------------------------------------
                                                           696,498          193,744           93,925

Other income (expense):
   Interest expense                                        (25,177)         (53,296)         (49,038)
   Other                                                    18,904           (5,737)          (2,241)
                                                     ------------------------------------------------
                                                            (6,273)         (59,033)         (51,279)
                                                     ------------------------------------------------
Earnings before income taxes and minority interest         690,225          134,711           42,646
Income taxes                                               148,186           36,940           30,624
Minority interest                                           24,175           14,534            3,810
                                                     ------------------------------------------------
Net earnings                                         $     517,864    $      83,237    $       8,212
                                                     ================================================

Basic earnings per share                             $        3.83    $        0.66    $        0.07
                                                     ================================================
Diluted earnings per share                           $        3.77    $        0.65    $        0.07
                                                     ================================================

Weighted average shares outstanding:
   Basic                                               135,295,000      126,678,000      126,665,000
   Diluted                                             137,463,000      128,233,000      126,797,000


See accompanying notes.

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Year ended December 31
                                                           2000         1999         1998
                                                        -------------------------------------
Operating activities
Net earnings                                             $ 517,864    $  83,237    $   8,212
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                         140,840      139,676      127,947
     (Gain) loss on sale of subsidiaries                    (5,851)      10,073           --
     Loss on disposal of property and equipment              2,320        1,146          712
     Minority interest in net earnings of consolidated
       subsidiaries                                         24,175       14,534        3,810
     Equity in earnings of affiliate                         2,577        2,195        1,084
     Purchased research and development                         --           --       13,300
     Asset impairment losses                                    --           --       23,057
     Loss on forward exchange contract                          --           --       (5,295)
     Changes in operating assets and liabilities, net
       of effects of businesses acquired or sold:
          Accounts receivable                             (148,414)     (72,776)      13,827
          Inventories                                     (140,084)      25,998       13,304
          Prepaid expenses and other current assets        (62,687)      14,451      (23,206)
          Accounts payable                                  28,507       15,838        1,575
          Other current liabilities                        106,084       24,146      (36,542)
     Other                                                  76,988      (18,971)      27,665
                                                        -------------------------------------
Net cash provided by operating activities                  542,319      239,547      169,450

Investing activities
Purchases of property and equipment                       (229,781)    (119,638)    (151,682)
Purchases of businesses                                    (42,384)          --     (423,031)
Net cash proceeds from divestitures                         33,162        9,118           --
Proceeds from sale of property and equipment                 7,267        7,934       11,650
                                                        -------------------------------------
Net cash used in investing activities                     (231,736)    (102,586)    (563,063)

Financing activities
Net (payments) proceeds on revolving credit lines         (506,686)    (143,496)     462,214
Proceeds from long-term borrowings                              --          197        5,030
Principal payments on long-term debt                          (385)      (4,481)      (7,068)
Purchase of treasury stock                                  (5,765)          --           --
Proceeds from sale of common stock                         395,449           --           --
Proceeds from stock options exercised                       39,873           --           --
Net changes in short-term borrowings                            39        6,752       (9,768)
                                                        -------------------------------------
Net cash (used in) provided by financing activities        (77,475)    (141,028)     450,408
Effect of exchange rate changes on cash                     (1,088)      (4,469)       1,671
                                                        -------------------------------------
Increase (decrease) in cash and cash equivalents           232,020       (8,536)      58,466
Cash and cash equivalents at beginning of year             105,193      113,729       55,263
                                                        -------------------------------------
Cash and cash equivalents at end of year                 $ 337,213    $ 105,193    $ 113,729
                                                        ====================================


See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                                   Class B                                                Accumulated
                                                 Convertible     Capital in                                 Other         Total
                                    Common        Common         Excess of     Retained     Unearned    Comprehensive  Stockholders'
                                    Stock          Stock         Par Value     Earnings    Compensation  Income (Loss)    Equity
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1997      $  10,587    $     1,486    $  914,531    $    75,587    $   (644)   $   (41,899)   $   959,648
Net earnings                             --             --            --          8,212          --             --          8,212
Foreign currency translation
   adjustment                            --             --            --             --          --         38,174         38,174
Pension liability adjustment             --             --            --             --          --         (4,074)        (4,074)
                                                                                                                      -----------
Comprehensive income                                                                                                       42,312
                                                                                                                      -----------
Stock issued (116,664 shares)            12             --         1,050             --      (1,062)            --             --
Stock dividends (5,296,314;
   743,007 shares)                      530             74        68,841        (69,445)         --             --             --
Conversions from Class B to
   common (20 shares)                    --             --            --             --          --             --             --
Tax effects relating to stock
   plan                                  --             --           (16)            --          --             --            (16)
Amortization of unearned
   compensation                          --             --            --             --         575             --            575
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1998         11,129          1,560       984,406         14,354      (1,131)        (7,799)     1,002,519
Net earnings                             --             --            --         83,237          --             --         83,237
Foreign currency translation
   adjustment                            --             --            --             --          --        (76,553)       (76,553)
Pension liability adjustment             --             --            --             --          --          3,343          3,343
                                                                                                                      -----------
Comprehensive income                                                                                                      10,027
                                                                                                                      -----------
Stock issued (46,511 shares)              5             --           503             --        (508)            --             --
Stock options exercised (87,819
   shares)                                9             --           482             --          --             --            491
Conversions from Class B to
   common (42,206 shares)                 4             (4)           --             --          --             --             --
Tax effects relating to stock
   plan                                  --             --             2             --          --             --              2
Amortization of unearned
   compensation                          --             --            --             --         553             --            553
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 1999         11,147          1,556       985,393         97,591      (1,086)       (81,009)     1,013,592
Net earnings                             --             --            --        517,864          --             --        517,864
Foreign currency translation
   adjustment                            --             --            --             --          --        (32,468)       (32,468)
Pension liability adjustment             --             --            --             --          --            (94)           (94)
                                                                                                                      -----------
Comprehensive income                                                                                                      485,302
                                                                                                                      -----------
Stock issued (53,716 shares)              5             --         1,699             --      (1,704)            --             --
Stock options exercised
   (2,656,171 shares)                   266             --        39,607             --          --             --         39,873
Conversions from Class B to
   common (36,347 shares)                 4             (4)           --             --          --             --             --
Common stock repurchase
   (200,000 shares)                     (20)            --        (5,745)            --          --             --         (5,765)
Sale of common stock
   (8,392,500 shares)                   839             --       394,610             --          --             --        395,449
Termination of Lite-On stock
   appreciation rights                   --             --      (108,495)            --          --             --       (108,495)
Tax effects relating to stock
   plan                                  --             --        12,357             --          --             --         12,357
Amortization of unearned
   compensation                          --             --            --             --       1,542             --          1,542
                                 ------------------------------------------------------------------------------------------------
Balance at December 31, 2000      $  12,241    $     1,552    $1,319,426    $   615,455    $ (1,248)   $  (113,571)   $ 1,833,855
                                 =================================================================================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000

Vishay Intertechnology, Inc. is an international manufacturer and supplier of passive and active electronic components, particularly resistors, capacitors, power MOSFETS, power conversion and motor control integrated circuits, transistors and diodes. Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vishay Intertechnology, Inc. and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts, and profits. The Company's investments in 20%- to 50%-owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

Revenue Recognition

The Company recognizes revenue when products are shipped to customers. The Company has agreements with distributors that provide limited rights of return and protection against price reductions initiated by the Company. The effect of these programs is estimated based on historical experience and provisions are recorded at the time of shipment.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

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

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Depreciation

Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $126,285,000, $125,847,000, and $114,592,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

Construction in Progress

The estimated cost to complete construction in progress at December 31, 2000 was $64,485,000.

Goodwill

Goodwill (excess of purchase price over net assets acquired) is amortized principally over periods ranging from 20-40 years using the straight-line method. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will determine whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, goodwill will be reduced by the estimated shortfall of discounted cash flows. Accumulated amortization amounted to $60,061,000 and $57,071,000 at December 31, 2000 and 1999, respectively.

Cash Equivalents

Cash and cash equivalents includes demand deposits and all highly liquid investments with maturities of three months or less when purchased.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $37,103,000, $35,038,000, and $28,857,000 for the years ended December 31, 2000, 1999, and
1998, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Grants received by certain foreign subsidiaries from foreign governments, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants from the Israeli government recognized as a reduction of costs of products sold were $15,721,000, $14,256,000, and $13,116,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Grants receivable of $23,792,000 and $10,056,000 are included in other current assets at December 31, 2000 and 1999, respectively. Deferred grant income was $55,162,000 and $50,462,000 at December 31, 2000 and 1999, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Minority Interest

Minority interest represents the ownership interests of third parties in the net assets and results of operations of certain consolidated subsidiaries.

Share and Per-Share Amounts

On June 9, 2000 and June 22, 1999, the Company effected three-for-two and five-for-four splits, respectively, of the shares of Common Stock and Class B Common Stock. Accordingly, all share and per-share amounts shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect these stock splits.

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Earnings per share amounts for all periods presented also reflect a 5% stock dividend paid on June 11, 1998.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. Note 10 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

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

                          Vishay Intertechnology, Inc.

1. Summary of Significant Accounting Policies (continued)

Foreign currency forward exchange contracts are used in certain instances to manage the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses are deferred and recognized in income when the hedged transaction occurs.

Accounting Pronouncement Pending Adoption

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. The Company is required to adopt SFAS 133, as amended, effective January 1, 2001. Management anticipates that the adoption of SFAS 133 will have an immaterial effect on the Company's financial position and results of operations.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental cleanup site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site. Recoveries from third parties that are probable of realization and can be reasonably estimated are separately recorded, and are not offset against the related environmental liability.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current financial statement presentation.

                          Vishay Intertechnology, Inc.

2. Acquisitions and Divestitures

During 2000, the Company acquired certain assets and assumed certain liabilities of Spectrol Electronics Corporation and Spectrol Electronics Limited and acquired 100% of the common stock of Cera-Mite Corporation and of Electro-Films, Inc. The combined cash purchase price was $42,384,000. The purchase price allocations have been preliminarily estimated by management based upon currently available information. The results of operations of Electro-Films, Cera-Mite, and Spectrol have been included in the Company's results from June 1, 2000, August 1, 2000, and September 1, 2000, respectively. Excess of cost over fair value of assets acquired ($19,707,000) is being amortized over 20 years using the straight-line method. The pro forma effect of these acquisitions was not material for 2000 or 1999.

On May 31, 2000, the Company entered into a definitive agreement for the sale of its 65% interest in Lite-On Power Semiconductor Corporation (LPSC) to the Lite-On Group for $40,736,000 in cash and the transfer to the Company of the rights under the SARs (see Note 6) issued in July 1997. The fair value of the SARs was $108,495,000 as of May 31, 2000. A pretax gain of $8,401,000 is included in other income in connection with the sale of the Company's 65% interest in LPSC. The transaction was completed on July 12, 2000.

On November 30, 2000, the Company sold V-Tech Latino Americana LTDA, its Brazilian distribution subsidiary. In connection with the sale, the Company received cash proceeds of approximately $400,000 and recorded a noncash pretax loss of $2,550,000, which is included in other income (expense).

On March 26, 1999, the Company sold Nicolitch, S.A., its French manufacturer of printed circuit boards. In connection with the sale, the Company received proceeds of approximately $9,118,000 and recorded a noncash pretax loss of $10,073,000, which is included in other income (expense).

On March 2, 1998, the Company purchased 80.4% of Siliconix incorporated (NASDAQ:SILI) and 100% of TEMIC Semiconductor GmbH (collectively, TEMIC) for a total of $549,889,000 in cash. TEMIC is a producer of discrete active electronic components with manufacturing facilities in the United States, the Far East, Germany, and Austria. On March 4, 1998, the Company sold the Integrated Circuits division of TEMIC to Atmel Incorporated for a total of $105,755,000 in cash.

                          Vishay Intertechnology, Inc.

2. Acquisitions and Divestitures (continued)

The purchase of TEMIC was funded from the Company's $1.1 billion revolving credit facilities made available to Vishay on March 2, 1998.

The TEMIC acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the assets and liabilities of TEMIC were required to be adjusted from historical amounts to their estimated fair values.

Management estimated that $13,300,000 of the TEMIC purchase price represented purchased in-process technology that had not reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed with no tax benefit upon consummation of the acquisition. The value assigned to purchased in-process technology was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology.

In connection with the TEMIC acquisition, the Company recorded restructuring liabilities of $30,471,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $25,197,000 of these liabilities related to employee termination costs covering 498 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $5,274,000 related to provisions for contract cancellations and other costs. As of December 31, 2000, the restructuring plan was completed.

The results of operations of TEMIC have been included in the Company's results from March 1, 1998. Excess of cost over the fair value of net assets acquired ($154,866,000) is being amortized principally over periods ranging from 30-40 years using the straight-line method.

                          Vishay Intertechnology, Inc.

2. Acquisitions and Divestitures (continued)

Had the TEMIC acquisition been made at the beginning of 1998, the Company's pro forma unaudited results for the year ended December 31, 1998 would have been (in thousands, except per share amounts):

               Net sales                              $1,655,197
               Net earnings                                6,528
               Basic and diluted earnings per share         0.05

The pro forma results include adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair value of property, plant, and equipment acquired, writeoff of purchased in-process research and development, amortization of goodwill, and related tax effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of the period presented.

3. Unusual Items

Unusual items in 1998 consisted of the following components (in thousands):

                 Impairment losses:
                    China                               $19,556
                    Nikkohm                               3,501
                 Restructuring of European operations     5,944
                 Closing of two U.S. sales offices          300
                                                        -------
                                                        $29,301
                                                        =======

In May 1996, the Company signed letters of intent with the China National Non-Ferrous Metals Industry Corporation Nanchang Branch (the CNNC) and United Development, Inc. to enter into joint ventures to mine, process and refine tantalum at a site in China and to build a plant in China to manufacture dipped radial and chip tantalum capacitors. Management viewed this as a strategic investment as it would provide the Company with a presence in the Far East, another source of low-cost labor, and a stable, low-cost supply of tantalum. Through March 31, 1998, the Company continued to negotiate the terms of the joint ventures with the CNNC and to conduct feasibility tests on the mine. As of March 31, 1998, the Company had removed from existing production lines and packaged

                          Vishay Intertechnology, Inc.

3. Unusual Items (continued)

for shipment to China $18.9 million of equipment to be used in the manufacture of dipped radial and chip tantalum capacitors at the proposed plant. In addition, the Company had deferred $1.7 million in consulting costs incurred in evaluating the potential joint venture. During fiscal 1998, several events occurred which led to the eventual abandonment of the projects in China. First, the CNNC was disbanded by the Chinese government and replaced by a smaller organization with much less control over the various potential Chinese partners in the joint ventures. The individual Chinese partners, no longer under the central control of the CNNC, began demanding renegotiations of the joint venture agreements in ways that were unacceptable to the Company. Second, the Asian economy experienced a significant downturn and demand for the Company's tantalum capacitors dropped significantly. The reduction in demand for the Company's tantalum capacitors made the building of a large factory financially impractical. Instead, the Company downsized its plans and opened a small finishing plant for tantalum capacitors in one of the Company's existing Shanghai facilities that it had acquired in 1997. Third, suppliers of tantalum outside of China were forced to lower prices due to a significant increase in supply primarily due to competition from Chinese suppliers. Fourth, in 1997 and 1998, Vishay acquired two companies that had established facilities in China with approximately 2,000 employees in five factories. These factories served to establish Vishay as a major components manufacturer in China without additional investment by the Company. During the fourth quarter of fiscal 1998, management evaluated the proposed joint ventures and concluded that, due to the factors described above, the Company would discontinue negotiations and abandon the proposed joint ventures. Management concluded that the $18.9 million of equipment had a net realizable value of $1 million and that the $1.7 million of deferred costs were not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $19.6 million.

In March 1995, the Company acquired a 49% interest in Nikkohm, a Japanese manufacturer and distributor of passive electronic components. The Company's investment in Nikkohm totaled $4 million. Like the proposed Chinese joint ventures, management considered its investment in Nikkohm strategic because it provided the Company with an entry into certain Far East markets. Following the acquisition of its interest, Vishay worked with the management of Nikkohm to build Nikkohm's business and improve its profitability. Through December 31, 1997, the Company recognized a cumulative loss on its investment in Nikkohm of $499,800 (1995 - $304,000; 1996 - $141,800; 1997 - $54,000). Management had been encouraged by Nikkohm's trend in

                          Vishay Intertechnology, Inc.

3. Unusual Items (continued)

earnings and had proposed certain marketing programs intended to further improve operating results. However, Nikkohm's results of operations began to deteriorate in fiscal 1998 due to a decrease in demand for the Company's products, particularly thin film resistors, and a downturn in the Asian economy. In addition, a significant member of Nikkohm's management resigned due to health concerns. Also, the Company's acquisitions in 1997 and 1998 had established Vishay as a major electronics components manufacturer in the Far East. During the fourth quarter of fiscal 1998, management evaluated these developments and concluded that the carrying amount of the investment in Nikkohm was not recoverable and in accordance with the Company's accounting policy, recorded an impairment loss of $3.5 million.

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

4. Income Taxes

Earnings before income taxes and minority interest consists of the following components:

                                           Year ended December 31
                                        2000        1999       1998
                                     ---------------------------------
                                              (In thousands)

         Domestic                      $177,852   $ 26,717   $(45,334)
         Foreign                        512,373    107,994     87,980
                                     ---------------------------------
                                       $690,225   $134,711   $ 42,646
                                     =================================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

Significant components of income taxes are as follows:

                                      Year ended December 31
                                 2000         1999         1998
                              ------------------------------------
                                        (In thousands)
             Current:
                U.S. Federal   $  51,965    $   1,685   $   1,590
                Foreign           11,936        6,810      12,370
                State              4,744          728         987
                              ------------------------------------
                                  68,645        9,223      14,947

             Deferred:
                U.S. Federal      62,156       21,957         (44)
                Foreign           17,540        5,333      15,708
                State               (155)         427          13
                              ------------------------------------
                                  79,541       27,717      15,677
                              ------------------------------------
                               $ 148,186    $  36,940   $  30,624
                              ===================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31
                                                     2000         1999
                                                  -----------------------
                                                      (In thousands)
       Deferred tax assets:
          Pension and other retiree obligations   $  18,393    $  26,447
          Net operating loss carryforwards           32,406       84,387
          Tax credit carryforwards                    2,143        8,236
          Restructuring reserves                      3,412        4,981
          Other accruals and reserves                32,595       32,385
                                                  -----------------------
       Total deferred tax assets                     88,949      156,436
          Less: Valuation allowance                 (19,658)     (47,648)
                                                  -----------------------
       Net deferred tax assets                       69,291      108,788

       Deferred tax liabilities:
          Tax over book depreciation                 83,489       86,497
          Other - net                                16,966       14,641
                                                  -----------------------
       Total deferred tax liabilities               100,455      101,138
                                                  -----------------------
       Net deferred tax assets (liabilities)      $ (31,164)   $   7,650
                                                  ======================

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                  Year ended December 31
                                             2000         1999          1998
                                          -------------------------------------
                                                     (In thousands)

 Tax at statutory rate                     $ 241,579    $  47,149    $  14,926

 State income taxes, net of U.S. federal
    tax benefit                                3,064          606          649
 Effect of foreign operations                (99,520)     (13,717)      (1,561)
 Increase in valuation allowance for
    foreign net operating loss
    carryforwards                                 --           --       10,000
 Purchased research and development
    expense                                       --           --        4,655
 Other                                         3,063        2,902        1,955
                                          -------------------------------------
                                           $ 148,186    $  36,940    $  30,624
                                          ====================================

At December 31, 2000, the Company had the following net operating loss carryforwards for tax purposes (in thousands):

                                                                   Expires
                                                             -----------------
          Germany                             $85,899           No expiration
          France                                4,456             Unlimited
          Portugal                              4,375            2002 - 2005

Approximately $38,472,000 of the carryforward in Germany resulted from the Company's acquisition of Roederstein, GmbH in 1993. Valuation allowances of $19,068,000 and $45,698,000 have been recorded at December 31, 2000 and 1999, respectively, for deferred tax assets related to foreign net operating loss carryforwards. In 2000 and 1999, respectively, tax benefits recognized through reductions of the valuation

                          Vishay Intertechnology, Inc.

4. Income Taxes (continued)

allowance had the effect of reducing goodwill of acquired companies by $2,693,000 and $454,000. If additional tax benefits are recognized in the future through further reduction of the valuation allowance, $7,925,000 of such benefits will reduce goodwill.

At December 31, 2000, no provision had been made for U.S. federal and state income taxes on approximately $892,141,000 of foreign earnings which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $45,703,000, $5,463,000, and $36,488,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5. Long-Term Debt

Long-term debt consists of the following:

                                                            December 31
                                                        2000          1999
                                                     -------------------------
                                                           (In thousands)

        Multicurrency revolving credit loans         $  140,000     $ 635,215
        Other debt and capital lease obligations            617        26,173
                                                     -------------------------
                                                        140,617       661,388
        Less current portion                                150         4,445
                                                     -------------------------
                                                     $  140,467     $ 656,943
                                                     =========================

                          Vishay Intertechnology, Inc.

5. Long-Term Debt (continued)

At December 31, 1999, two facilities were available under the Company's amended and restated loan agreements with a group of banks: an $825,000,000 five-year multicurrency revolving credit facility and a $100,000,000 364-day multicurrency revolving credit facility.

On August 31, 2000, the Company amended the credit facilities. The amended agreement provides for a $660,000,000 long-term revolving credit and swing line facility which matures on June 1, 2005, subject to the Company's right to request year-to-year renewals. Interest on the long-term facility is payable at prime or other variable interest rate options. The Company is required to pay facility fees on the long-term facility. As of December 31, 2000, the Company had $140,000,000 outstanding under the long-term revolving credit facility (interest rate of 7.19%; 6.53% after giving effect to interest rate swaps).

Borrowings under the loan agreement are secured by pledges of stock in certain significant subsidiaries and certain guaranties by significant subsidiaries. The credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

Aggregate annual maturities of long-term debt are as follows: 2001 - $150,000; 2002 - $168,000; 2003 - $117,000; 2004 - $116,000; and 2005 - $140,066,000.

At December 31, 2000, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating $106,197,000, of which $97,947,000 was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2000 and 1999 was 6.57% and 7.07%, respectively.

Interest paid was $29,930,000, $53,605,000, and $48,105,000 for the years ended
December 31, 2000, 1999, and 1998, respectively.

6. Stockholders' Equity

The Company's Class B Common Stock carries ten votes per share while the Common Stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the Common Stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time into shares of Common Stock.

                          Vishay Intertechnology, Inc.

6. Stockholders' Equity (continued)

The Company completed a public offering of its Common Stock on May 15, 2000, selling 8,392,500 shares at a price of $49.00 (adjusted for the June 9, 2000 three-for-two stock split). The total net proceeds to the Company from the offering, after deducting the underwriting discount and estimated expenses, were approximately $395,449,000. These proceeds were used to repay a portion of the debt outstanding under its long-term revolving credit facility.

In connection with the Company's acquisition of 65% of LPSC in July 1997, the Company issued stock appreciation rights ("SARs") to the Lite-On Group (former owners of LPSC). The SARs represented the right to receive, in stock, the increase in value on the equivalent of 3,200,000 shares of the Company's Common Stock, above $11.68 per share. On January 24, 2000, the Company exercised its right to call the SARs. Based on the call price of $26.43 per share and the average closing price of Vishay shares for the thirty days prior to January 24, 2000, the Company would have had to issue 2,294,000 shares of Common Stock to settle the SARs. In connection with the sale of its 65% interest in LPSC to the Lite-On Group (see Note 2), the Lite-On Group transferred its rights under the SARs to Vishay.

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its Common Stock from time to time in the open market. As of December 31, 2000, the Company had repurchased 200,000 shares for a total of $5,765,000.

Unearned compensation relating to Common Stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 2000, 305,126 shares were available for issuance under stock plans.

                          Vishay Intertechnology, Inc.

7. Other Income (Expense)

Other income (expense) consists of the following:

                                                                   Year ended December 31
                                                            2000           1999            1998
                                                       -----------------------------------------------
                                                                       (In thousands)

        Foreign exchange (losses) gains                  $   (7,305)    $       86      $      495
        Loss on forward exchange contract                        --              --          (6,269)
        Interest income                                       9,652          3,968           4,687
        Equity in net income of affiliates                    2,577          2,195           1,084
        Gain on termination of interest rate swap
            agreements                                        8,919             --              --
        Gains (losses) on sale of subsidiaries                5,851        (10,073)             --
        Loss on disposal of property and equipment           (2,320)        (1,179)           (712)
        Other                                                 1,530           (734)         (1,526)
                                                       -----------------------------------------------
                                                         $   18,904     $   (5,737)     $   (2,241)
                                                       ===============================================

In connection with repayments of debt, the Company terminated $200,000,000 notional amount of interest rate swap agreements (see Note 12) and recognized pretax gains of $8,919,000 in 2000.

During the year ended December 31, 2000, the Company sold its 65% interest in LPSC and all of the assets of V-Tech Latino American LTDA. The sale of LPSC resulted in a pretax gain of $8,401,000 and the sale of V-Tech resulted in a pretax loss of $2,550,000. During the year ended December 31, 1999, the Company sold Nicolitch S.A. and recorded a pretax loss of $10,073,000 (see Note 2).

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

                          Vishay Intertechnology, Inc.

8. Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income (loss) are as follows:

                                  Beginning      Before-Tax    Tax (Benefit)    Net-of-Tax   Ending Balance
                                   Balance         Amount         Expense         Amount
                                ----------------------------------------------------------------------------
                                                              (In thousands)
December 31, 2000
Pension liability adjustment      $    (5,043)   $     1,258    $     1,352     $       (94)   $    (5,137)
Currency translation adjustment       (75,966)       (32,468)            --         (32,468)      (108,434)
                                ----------------------------------------------------------------------------
                                  $   (81,009)   $   (31,210)   $     1,352     $   (32,562)   $  (113,571)
                                ============================================================================

December 31, 1999
Pension liability adjustment      $    (8,386)   $     6,177    $     2,834     $     3,343    $    (5,043)
Currency translation adjustment           587        (76,553)            --         (76,553)       (75,966)
                                ----------------------------------------------------------------------------
                                  $    (7,799)   $   (70,376)   $     2,834     $   (73,210)   $   (81,009)
                                ============================================================================

December 31, 1998
Pension liability adjustment      $    (4,312)   $    (7,342)   $     3,268     $    (4,074)   $    (8,386)
Currency translation adjustment       (37,587)        38,174             --          38,174            587
                                ----------------------------------------------------------------------------
                                  $   (41,899)   $    30,832    $     3,268     $    34,100    $    (7,799)
                                ============================================================================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits

The Company maintains several defined benefit pension and nonpension postretirement plans which cover substantially all full-time U.S. employees. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to these plans:

                                                     Pension Benefits               Other Benefits
                                               ------------------------------------------------------------
                                                    2000           1999          2000           1999
                                               ------------------------------------------------------------
                                                                     (In thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year       $   104,447    $   110,965   $     7,331    $     7,977
   Service cost                                        2,528          3,296           225            264
   Interest cost                                       7,858          6,981           545            496
   Employee contributions                              2,067          1,959             -              -
   Actuarial losses (gains)                            6,152        (11,690)          104           (849)
   Plan amendments                                         -              -           314              -
   Benefits paid                                      (7,044)        (7,064)         (555)          (557)
                                               ------------------------------------------------------------
Benefit obligation at end of year                $   116,008    $   104,447   $     7,964    $     7,331
                                               ============================================================

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                     $    99,440    $    95,534
   Actual return on plan assets                        2,982          6,837
   Company contributions                               5,473          2,174
   Plan participants' contributions                    2,067          1,959
   Benefits paid                                      (7,044)        (7,064)
                                               ------------------------------
Fair value of plan assets at end of year         $   102,918    $    99,440
                                               ==============================

Funded status                                    $   (13,090)   $    (5,007)  $    (7,964)   $    (7,331)
Unrecognized net actuarial loss (gain)                15,772          4,455          (187)          (308)
Unrecognized transition obligation (asset)              (193)           (83)        2,322          2,779
Unamortized prior service cost                             8             75           732            248
                                               ------------------------------------------------------------
Net amount recognized                            $     2,497    $      (560)  $    (5,097)   $    (4,612)
                                               ============================================================

Amounts recognized in the consolidated
  balance sheets consist of:
     Prepaid benefit cost                        $     7,018    $     4,165   $         -    $         -
     Accrued benefit liability                        (4,521)        (4,725)       (5,097)        (4,612)
                                               ------------------------------------------------------------
Net amount recognized                            $     2,497    $      (560)  $    (5,097)   $    (4,612)
                                               ============================================================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

                                                  Pension Benefits                 Other Benefits
                                           ----------------------------------------------------------------
                                                2000            1999            2000            1999
                                           ----------------------------------------------------------------
Weighted-average assumptions
   as of December 31:
     Discount rate                              7.25%          7.50%           7.25%           7.50%
     Expected return on plan assets          8.50%-9.50%    8.50%-9.50%
     Rate of compensation increase              4.50%          4.50%

                                         Pension Benefits                       Other Benefits
                              -----------------------------------------------------------------------------
                                  2000         1999        1998         2000         1999        1998
                              -----------------------------------------------------------------------------
                                                             (In thousands)
Components of net
   periodic benefit cost:
     Annual service cost        $    4,595   $    5,255  $    5,610   $      225   $      264  $      287
     Less employee
       contribution                  2,067        1,959       1,782           --           --          --
                              -----------------------------------------------------------------------------
     Net service cost                2,528        3,296       3,828          225          264         287
     Interest cost                   7,858        6,981       6,726          545          496         494
     Expected return on plan                                 (8,463)
       assets                       (8,703)      (8,259)                      --           --          --
     Amortization of prior
       service cost                     67           98         195           93           31          31
     Amortization of
       transition obligation           110          110         110          194          214         214
     Amortization of (gains)
       losses                          556          461          --          (17)           6          --
                              -----------------------------------------------------------------------------
Net periodic benefit cost       $    2,416   $    2,687  $    2,396   $    1,040   $    1,011  $    1,026
                              =============================================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21,829,000, $21,355,000, and $15,899,000, respectively, as of December 31, 2000 and $21,494,000, $21,380,000, and
$15,401,000, respectively, as of December 31, 1999.

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $116,008,000, $102,340,000, and $102,918,000, respectively, as of December 31, 2000 and $21,494,000, $21,380,000, and
$15,401,000, respectively, as of December 31, 1999.

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

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $3,161,000, $3,196,000, and $2,816,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. German subsidiaries of the Company have defined benefit pension plans. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to the German plans:

                                                         2000          1999
                                                     --------------------------
                                                           (In thousands)
  Change in benefit obligation:
     Benefit obligation at beginning of year          $  98,108    $ 111,770
     Service cost                                           440          554
     Interest cost                                        5,755        6,501
     Actuarial (gains) losses                              (915)        (837)
     Benefits paid                                       (4,871)      (5,341)
     Foreign currency translation                        (7,969)     (14,539)
                                                     --------------------------
  Benefit obligation at end of year                   $  90,548    $  98,108
                                                     ==========================

  Change in plan assets:
     Fair value of plan assets at beginning of year   $  13,726    $  15,227
     Actual return on plan assets                           677          753
     Company contributions                                2,408        2,467
     Benefits paid                                       (2,514)      (2,574)
     Foreign currency translation                          (880)      (2,147)
                                                     --------------------------
  Fair value of plan assets at end of year            $  13,417    $  13,726
                                                     ==========================

                          Vishay Intertechnology, Inc.

9. Pensions and Other Postretirement Benefits (continued)

                                                                              2000             1999
                                                                        -----------------------------------
                                                                                  (In thousands)
Funded status                                                             $    (77,131)    $    (84,382)
Unrecognized net actuarial losses                                                4,347            5,650
Unrecognized transition asset                                                       (9)             (13)
Unamortized prior service cost                                                      58              103
                                                                        -----------------------------------
Net amount recognized                                                     $    (72,735)    $    (78,642)
                                                                        ===================================

Amounts recognized in the consolidated balance
   sheets consist of:
     Accrued benefit liability                                            $    (78,742)    $    (85,867)
     Accumulated other comprehensive income                                      6,007            7,225
                                                                        -----------------------------------
Net amount recognized                                                     $    (72,735)    $    (78,642)
                                                                        ===================================

Weighted-average assumptions as of December 31:
   Discount rate                                                             6.50%             6.50%
   Rate of compensation increase                                             3.00%             3.00%

                                                            2000              1999             1998
                                                      -----------------------------------------------------
                                                                         (In thousands)
Components of net periodic benefit cost:
   Service cost                                           $       440       $       554      $       510
   Interest cost                                                5,755             6,501            6,025
   Expected return on plan assets                                (440)             (488)            (476)
   Amortization of prior service cost                              45                65               86
   Amortization of transition asset                                (4)               (6)              (2)
   Amortization of losses                                         151               250               62
                                                      -----------------------------------------------------
Net periodic benefit cost                                 $     5,947       $     6,876      $     6,205
                                                      =====================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the German pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were $90,548,000, $89,064,000, and $13,417,000, respectively, as of December 31, 2000 and
$98,108,000, $96,601,000, and $13,726,000, respectively, as of December 31,
1999.

                          Vishay Intertechnology, Inc.

10. Stock Options

The Company has three stock option programs. Under the 1995 Stock Option Program, certain key executives of the Company were granted options on March 19, 1995, to purchase 2,283,000 shares of the Company's Common Stock. The options were fully vested on the date of grant and expired March 1, 2000, with one-third exercisable at $12.21, one-third exercisable at $15.36, and one-third exercisable at $21.94. As of December 31, 2000, 2,010,000 options have been exercised under this plan and the remaining options have been canceled.

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998, to purchase 2,687,000 shares of the Company's Common Stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $10.89, one-third exercisable at $12.53, and one-third exercisable at $13.61. As of December 31, 2000, 528,000 options have been exercised under this plan.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:

                                           Exercise
    Date of Grant        # of Options       Price                Vesting                   Expiration
-------------------------------------------------------------------------------------------------------------
    October 6, 1998        1,598,000       $   5.60           Evenly over 6 years         March 16, 2008
    October 8, 1999        1,334,000          15.33           Evenly over 6 years         October 8, 2009
     August 4, 2000           50,000          30.00      Evenly over 5 years, beginning   August 4, 2010
                                                                 August 4, 2003
    October 12, 2000       1,114,000          25.13           Evenly over 6 years         October 12, 2010

On May 18, 2000, the stockholders of the Company, approved an increase in the number of shares available for grant under Vishay's 1998 Stock Option Program. As a result, the number of shares available for grant under this program increased from 2,953,500 to 4,453,500. As of December 31, 2000, 206,000 options have been exercised under this plan.

                          Vishay Intertechnology, Inc.

10. Stock Options (continued)

The following table summarizes the Company's stock option activity (options in thousands):

                                         2000                     1999                      1998
                               ----------------------------------------------------------------------------
                                             Weighted                  Weighted                 Weighted
                                 Number       Average     Number       Average      Number       Average
                                   of        Exercise       of         Exercise       of        Exercise
                                 Options       Price      Options       Price       Options      Price
                               ----------------------------------------------------------------------------
Outstanding at beginning of
   year                            7,493        $12.67      6,295        $11.96       2,283       $16.50
Granted                            1,164         25.34      1,334         15.33       4,286         9.83
Exercised                         (2,656)        15.08        (88)         5.60          --           --
Forfeited                             --            --         --            --        (273)       16.50
Cancelled                           (355)        10.41        (48)         6.05          (1)        5.60
                               -------------            -------------             ------------
Outstanding at end of year         5,646         14.29      7,493         12.67       6,295        11.96`
                               =============            =============             ============

Exercisable at end of year         2,651         11.96      4,866         13.83       4,698        14.12
                               =============            =============             ============

Available for future grants          760                       69                     1,355
                               =============            =============             ============

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2000 (options in thousands):

                                     Options Outstanding
                      ---------------------------------------------------
                                       Weighted                              Options Exercisable
                                        Average                        -----------------------------------
                                       Remaining        Weighted       Number         Weighted
     Range of          Number of      Contractual      Average         of            Average
   Exercise Prices      Options          Life         Exercise Price   Options       Exercise Price
-----------------------------------------------------------------------------------------------------------
        $5.60          1,161                7.75         $   5.60        293            $ 5.60
   $10.89 - $12.53     1,289                7.39            11.76        1,289           11.76
   $13.61 - $15.33     2,044                8.17            14.60        1,069           13.93
   $25.13 - $30.00     1,152                9.77            25.34        -               -
                      ----------------                                  -----------------
        Total          5,646                8.23            14.29        2,651           11.96
                      ================                                  =================

                          Vishay Intertechnology, Inc.

10. Stock Options (continued)

The following is provided to comply with the disclosure requirements of SFAS
123. If compensation cost for the Company's stock option programs had been determined using the fair-value method prescribed by SFAS 123, the Company's results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                             Year ended December 31
                                   2000              1999               1998
                               -------------------------------------------------
Net earnings                       $515,296           $82,103           $(1,906)
Basic earnings per share              3.81              0.65             (0.02)
Diluted earnings per share            3.75              0.64             (0.02)

The weighted average fair value of the options granted was estimated using the Black-Scholes option pricing model, with the assumptions presented below. All options granted in 2000 had a weighted average fair value of $11.64 and a weighted average exercise price of $25.34. All options granted in 1999 had an exercise price equal to the market value and a weighted average fair value of $6.21. For options granted in 1998 with an exercise price equal to the market value, the weighted average fair value was $3.48 and the weighted average exercise price was $7.74. For options granted in 1998 with an exercise price greater than the market value, the weighted average fair value was $3.85 and the weighted average exercise price was $13.80.

                                     2000                1999                       1998
                                ----------------    ---------------    ---------------  -----------------
                                  1998 Stock          1998 Stock         1998 Stock       1997 Stock
                                Option Program      Option Program     Option Program   Option Program
                                ----------------    ---------------    ---------------  -----------------
Expected dividend yield                   -                   -                  -               -
Risk-free interest rate                5.8%                6.0%               4.2%            5.7%
Expected volatility                   58.2%               51.3%              48.3%           48.3%
Expected life (in years)               4.7                 4.5                4.5             8.0

                          Vishay Intertechnology, Inc.

11. Leases

Total rental expense under operating leases was $21,431,000, $21,390,000, and $23,703,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows: 2001 - $15,943,000; 2002 - $13,721,000; 2003 - $11,895,000; 2004 - $10,766,000; 2005 -
$10,391,000; and thereafter - $47,080,000.

12. Financial Instruments

The Company uses financial instruments in the normal course of its business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt and interest rate swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

Financial instruments with potential credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 2000, the Company had one customer that represented 13.7% of accounts receivable. At December 31, 1999, the Company had no significant concentrations of credit risk.

Interest Rate Swap Agreements

In August 1998, the Company entered into six interest rate swap agreements, maturing in 2003, with a total notional amount of $300,000,000 to manage interest rate risk related to its multicurrency revolving line of credit. These interest rate swap agreements required the Company to make payments to the counterparties at the fixed rate stated in the agreements, and in return to receive payments from the counterparties at variable rates. During fiscal 2000, the Company terminated $200,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $8,919,000. At December 31, 2000, the Company had outstanding one interest rate swap agreement with a notional amount of $100,000,000. At December 31, 2000 and 1999, the Company paid a weighted

                          Vishay Intertechnology, Inc.

12. Financial Instruments (continued)

average fixed rate of 5.77% and 5.61%, respectively, and received a weighted average variable rate of 6.66% and 6.49%, respectively. The fair value of the interest rate swap agreements, based on current market rates, approximated a net receivable of $51,000 and $8,714,000 at December 31, 2000 and 1999,
respectively.

Foreign Currency Forward Exchange Contracts

In September 1999, a subsidiary of the Company entered into foreign currency forward exchange contracts to hedge yen-denominated commitments from customers in Japan. At December 31, 1999, the notional amount of outstanding foreign currency forward exchange contracts was $6,438,000. In March 2000, the Company settled all outstanding foreign currency forward exchange contracts and there are no such contracts as of December 31, 2000.

Cash and Cash Equivalents, Notes Payable, and Long-Term Debt

The carrying amounts reported in the consolidated balance sheets approximate fair value.

13. Current Vulnerability Due to Certain Concentrations

Customer Concentrations

A material portion of the Company's revenues are derived from the worldwide communications and computer markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease significantly, the producers thereof could reduce their purchases of the Company's products, which could have a material adverse effect on the Company's results of operations and financial position.

Sources of Supply

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers.

                          Vishay Intertechnology, Inc.

13. Current Vulnerability Due to Certain Concentrations (continued)

Tantalum, a metal, is the principal material used in the manufacture of tantalum capacitor products. It is purchased in powder and wire form primarily under annual contracts with domestic and foreign suppliers at prices that are subject to periodic adjustment. The Company is a major consumer of the world's annual tantalum production. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. The Company believes that in the long-term, there exist sufficient tantalum ore reserves and a sufficient number of tantalum processors relative to demand. The tantalum required by the Company has generally been available in sufficient quantities to meet its requirements. However, in the short-term, there may be shortages of tantalum powder that could lead to increases in tantalum prices that the Company may not be able to pass on to its customers. The Company stockpiled tantalum ore in 2000 and early 2001. Prices for tantalum powder are expected to increase significantly in 2001.

Palladium is used to produce multi-layer ceramic capacitors. Palladium is primarily purchased on the spot and forward markets, depending on market conditions. Palladium is considered a commodity and is subject to price volatility. The price of palladium fluctuated in the range of approximately $201 to $970 per troy ounce during the three years ended December 31, 2000, and had increased to $1,090 per troy ounce as of February 27, 2001. Palladium is currently found primarily in South Africa and Russia. Due to various factors, the Company believes there may be a short-term shortage of palladium, which may affect both the cost of palladium and the Company's ability to expand multi-layer ceramic chip capacitor production to meet increased demand. An inability on the part of the Company to pass on increases in palladium costs to its customers could have an adverse effect on the margins of those products using the metal.

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

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors and inductors, and Active Electronic Components (Actives) consisting principally of diodes, transistors, power MOSFETS, power conversion and motor control integrated circuits.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income excluding amortization of intangibles and special charges. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). The operating results of Actives reflect the acquisition of TEMIC as of March 2, 1998 and include LPSC from July 1, 1997 through its divestiture in 2000. Business segment assets are the owned or allocated assets used by each business.

The corporate component of operating income represents corporate selling, general, and administrative expenses. Corporate assets include corporate cash, property, plant, and equipment, and certain other assets.

During the year 2000, Future Electronics, a North American distributor, accounted for more than 10% of total net sales. During the years 1999 and 1998, no individual customer accounted for more than 10% of net sales. Sales to Future Electronics accounted for 14% of consolidated sales for the year ended December 31, 2000. At December 31, 2000, the Company had accounts receivable of $62,031,000 with Future Electronics.

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data (continued)

                                                            2000              1999             1998
                                                      -----------------------------------------------------
Business segment information                                             (In thousands)
Net sales:
   Passives                                             $   1,627,860     $   1,008,266    $   1,027,902
   Actives                                                    837,206           751,825          544,843
                                                      -----------------------------------------------------
                                                        $   2,465,066     $   1,760,091    $   1,572,745
                                                      =====================================================

Operating income:
   Passives                                             $     547,156     $     104,655    $     114,747
   Actives                                                    204,640           119,510           51,516
   Corporate                                                  (43,829)          (18,061)         (17,465)
   Unusual items                                                    -                 -          (29,301)
   Purchased research and development                               -                 -          (13,300)
   Amortization of goodwill                                   (11,469)          (12,360)         (12,272)
                                                      -----------------------------------------------------
                                                        $     696,498     $     193,744    $      93,925
                                                      =====================================================

Depreciation expense:
   Passives                                             $      73,803     $      75,798    $      74,173
   Actives                                                     52,250            49,826           40,210
   Corporate                                                      232               223              209
                                                      -----------------------------------------------------
                                                        $     126,285     $     125,847    $     114,592
                                                      =====================================================

Total assets:
   Passives                                             $   1,931,610     $   1,429,177    $   1,693,554
   Actives                                                    809,360           882,296          750,875
   Corporate                                                   42,688            12,308           18,315
                                                      -----------------------------------------------------
                                                        $   2,783,658     $   2,323,781    $   2,462,744
                                                      =====================================================

Capital expenditures:
   Passives                                             $     131,318     $      52,903    $      87,168
   Actives                                                     95,343            61,409           59,969
   Corporate                                                    3,120             5,326            4,545
                                                      -----------------------------------------------------
                                                        $     229,781     $     119,638    $     151,682
                                                      =====================================================

                          Vishay Intertechnology, Inc.

14. Business Segment and Geographic Area Data (continued)

The amount of investment in equity method investees included in the Actives total assets above was $0, $12,495,000, and $10,090,000 for 2000, 1999 and 1998,
respectively.

The following geographic area data include net sales based on revenues generated by subsidiaries located within that geographic area and property, plant, and equipment based on physical location:

                                                            2000              1999             1998
                                                      -----------------------------------------------------
Geographic area information                                                (In thousands)
Net sales:
   United States                                        $    1,034,985    $      706,049   $      659,845
   Germany                                                     678,398           574,629          519,114
   Asia Pacific                                                279,645           273,921          185,784
   France                                                       85,686            88,975          119,992
   Israel                                                      296,704            20,290            9,970
   Other                                                        89,648            96,227           78,040
                                                      -----------------------------------------------------
                                                        $    2,465,066    $    1,760,091   $    1,572,745
                                                      =====================================================

Property, plant, and equipment - net:
   United States                                        $      355,291    $      333,594   $      352,007
   Germany                                                     116,910           127,727          153,423
   Israel                                                      317,840           268,916          283,691
   Asia Pacific                                                 77,337            97,060           67,051
   France                                                       24,272            25,758           45,461
   Other                                                        81,904            77,490           95,434
                                                      -----------------------------------------------------
                                                        $      973,554    $      930,545   $      997,067
                                                      =====================================================

15. Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options granted under the Company's 1995, 1997, and 1998 stock option plans (see Note 10), stock appreciation rights issued in connection with the LPSC acquisition (see Note 6), and other potentially dilutive securities.

                          Vishay Intertechnology, Inc.

15. Earnings per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Year ended December 31
                                                            2000             1999              1998
                                                     ------------------------------------------------------
Numerator:
   Net income                                           $     517,864     $      83,237    $       8,212

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                                  135,295           126,678          126,665

   Effect of dilutive securities:
     Employee stock options                                     1,831               809                -
     Stock appreciation rights                                    144               567                -
     Other                                                        193               179              132
                                                     ------------------------------------------------------
   Dilutive potential common shares                             2,168             1,555              132
                                                     ------------------------------------------------------

   Denominator for diluted earnings per share -
     adjusted weighted average shares                         137,463           128,233          126,797
                                                     ======================================================

Basic earnings per share                                $       3.83      $       0.66     $       0.07
                                                     ======================================================

Diluted earnings per share                              $       3.77      $       0.65     $       0.07
                                                     ======================================================

For the years ended December 31, 2000, 1999, and 1998, respectively, options to purchase 1,114,000 shares of common stock at $25.13 per share, 716,000 shares of common stock at $21.94 per share, and 5,150,000 shares of common stock at prices ranging from $10.89 to $21.94 per share were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                          Vishay Intertechnology, Inc.

16. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts):

                                        First Quarter             Second Quarter             Third Quarter
                                  ----------------------------------------------------------------------------------
                                      2000         1999         2000          1999         2000         1999
--------------------------------------------------------------------------------------------------------------------
Net sales                       $  538,894   $  423,058      $  612,771   $  425,323   $  669,784     $  443,711
Gross profit                       187,716       99,890         254,096      108,681      299,376        119,633
Net earnings                        74,271          818(1)      131,853       20,181      171,111         25,736

Basic earnings per share(2)     $     0.57   $     0.01(1)   $     0.97   $     0.16   $     1.24     $     0.20
Diluted earnings per share(2)   $     0.56   $     0.01(1)   $     0.96   $     0.16   $     1.22     $     0.20


                                    Fourth Quarter              Total Year
                                 ---------------------------------------------------
                                  2000         1999         2000          1999
------------------------------------------------------------------------------------
Net sales                        $  643,617   $  467,999   $2,465,066   $1,760,091
Gross profit                        264,094      132,182    1,005,282      460,386
Net earnings                        140,629       36,502      517,864       83,237

Basic earnings per share(2)      $     1.02   $     0.29   $     3.83   $     0.66
Diluted earnings per share(2)    $     1.01   $     0.28   $     3.77   $     0.65


(1) The sale of Nicolitch, S.A. and a tax rate change in Germany reduced net earnings by $14,562,000 or $0.11 per share in the first quarter of 1999.

(2) Adjusted to give retroactive effect to a three-for-two stock split in June 2000 and a five-for-four stock split in June 1999.

                          Vishay Intertechnology, Inc.

17. Subsequent Events

On February 22, 2001, the Company announced its proposal to purchase any and all outstanding shares of common stock of Siliconix incorporated not already owned by Vishay at a price of $28.82 per share in cash. This amount (approximately $169,000,000) would be financed through borrowings under the Company's revolving line of credit. The purchase would be made through a tender offer, subject to customary conditions, in accordance with the rules of the Securities and Exchange Commission. Vishay also indicated that it might offer to exchange the Siliconix shares for shares of its common stock. Depending upon whether the exchange would be tax-free to Siliconix stockholders, Vishay would expect that the value per share of Siliconix in an exchange offer would be somewhat less than the cash price.

The Company also stated that, if it holds at least 90% of the outstanding Siliconix shares following the completion of the offer, it may effect a "short form" merger of Siliconix with a Vishay subsidiary. If such a merger takes place promptly after the offer, the consideration given to the stockholders in the merger would be the same as the consideration received by tendering stockholders in the offer.

This proposal is currently being evaluated by a special committee of directors of Siliconix appointed by the Siliconix Board of Directors in March 2001.

Following the announcement of the Company's proposal, several purported class-action complaints were filed against the Company, Siliconix, and the Siliconix directors, alleging, among other things, that the proposed transaction is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction. The Company has not yet responded to the complaints.

                        EXHIBIT INDEX
                                                                  Page Number in
                                                                  sequentially
Exhibit No.             Description                               Numbered Copy
----------              -----------                               -------------

2.1        Stock Purchase Agreement, dated as of May 31,
           2000, among Lite-On JV Corporation, Vishay
           Intertechnology, Inc., and Lite-On Power
           Semiconductor Corporation. Incorporated by reference to Exhibit F to Amendment No. 2 to
           Schedule 13D filed on June 29, 2000.

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

10.1       Performance-Based Compensation Plan for Chief
           Executive Officer of Registrant. Incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K.

10.2 Vishay Intertechnology, Inc. Amended and Restated Long Term Revolving Credit Agreement, dated as of June 1, 1999, by and among Vishay and the Permitted Borrowers (as defined therein), the Lenders (as defined therein), and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (No. 333-52594) filed December 22, 2000.

10.3 First Amendment to Amended and Restated Vishay Intertechnology, Inc. Long Term Revolving Credit Agreement and Other Loan Documents, dated as of August 31, 2000, by and among Vishay and the Permitted Lenders (as defined therein), Comerica Bank and the other Lenders signatory thereto, and Comerica Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-52594) filed December 22, 2000.

10.4 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman.
           Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-2 (No.
           33-13833).

10.5       Vishay Intertechnology 1995 Stock Option Program.
           Incorporated by reference to the Company's
           Definitive Proxy Statement on Schedule 14ADR filed April 7, 1995.

10.6       Vishay Intertechnology 1997 Stock Option Program.
           Incorporated by reference to the Company's
           Definitive Proxy Statement on Schedule 14A filed
           April 16, 1998.

10.7       Vishay Intertechnology 1998 Stock Option Program.
           Incorporated by reference to the Company's
           Definitive Proxy Statement on Schedule 14A filed
           April 16, 1998.

10.8 Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

21.        Subsidiaries of the Registrant.

23.        Consent of Independent Auditors.