Form 10-Q
period 2001-03-31
VISHAY INTERTECHNOLOGY INC
filed 2001-05-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---   EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ------------------------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                          38-1686453
       --------                                          ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 10, 2001 registrant had 122,396,709 shares of its Common Stock and 15,518,546 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2001

                                    CONTENTS




                                                                    Page Number
                                                                    ------------
PART I.            FINANCIAL INFORMATION

           Item 1. Consolidated Condensed Balance Sheets -
                     March 31, 2001 and December 31, 2000                  3



                   Consolidated Condensed Statements of Operations -
                     Three Months Ended March 31, 2001 and 2000            5



                   Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended March 31, 2001 and 2000            6



                   Notes   to   Consolidated    Condensed   Financial      7
                   Statements



           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  11


PART II.           OTHER INFORMATION                                      15

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                  March 31,            December 31,
ASSETS                                              2001                   2000
                                               ----------------        -------------
CURRENT ASSETS
  Cash and cash equivalents                           $382,174             $337,213
  Accounts receivable                                  467,612              452,579
  Inventories:
    Finished goods                                     217,632              179,286
    Work in process                                    141,389              130,682
    Raw materials                                      223,527              215,894
  Deferred income taxes                                 30,975               32,051
  Prepaid expenses and other current assets            148,696              127,169
                                               ----------------        -------------
            TOTAL CURRENT ASSETS                     1,612,005            1,474,874



PROPERTY AND EQUIPMENT - AT COST
  Land                                                  46,000               47,625
  Buildings and improvements                           263,614              265,311
  Machinery and equipment                            1,207,313            1,168,241
  Construction in progress                              68,303               83,768
  Allowance for depreciation                          (608,329)            (591,391)
                                               ----------------        -------------
                                                       976,901              973,554


GOODWILL                                               310,470              295,759


OTHER ASSETS                                            33,615               39,471
                                               ----------------        -------------
                                                    $2,932,991           $2,783,658
                                               ================        =============

                                                  March 31,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2001                  2000
                                                 -------------         -------------
CURRENT LIABILITIES
  Notes payable to banks                               $1,571                $8,250
  Trade accounts payable                              111,236               120,070
  Payroll and related expenses                         72,652               111,132
  Other accrued expenses                              156,612               146,157
  Income taxes                                         39,443                31,915
  Current portion of long-term debt                       123                   150
                                                 -------------         -------------
        TOTAL CURRENT LIABILITIES                     381,637               417,674

LONG-TERM DEBT                                        252,993               140,467

DEFERRED INCOME TAXES                                  78,611                79,109

DEFERRED INCOME                                        59,083                55,162

MINORITY INTEREST                                      65,487                63,480

OTHER LIABILITIES                                      96,858                93,157

ACCRUED PENSION COSTS                                  95,410               100,754

STOCKHOLDERS' EQUITY
  Common Stock                                         12,239                12,241
  Class B Common Stock                                  1,552                 1,552
  Capital in excess of par value                    1,318,813             1,319,426
  Retained earnings                                   705,581               615,455
  Accumulated other comprehensive loss               (134,165)             (113,571)
  Unearned compensation                                (1,108)               (1,248)
                                                 -------------         -------------
                                                    1,902,912             1,833,855
                                                 -------------         -------------
                                                   $2,932,991            $2,783,658
                                                 =============         =============

See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                             Three Months Ended
                                                                  March 31,
                                                           2001              2000
                                                        -----------       -----------
Net sales                                                 $558,465          $538,894
Costs of products sold                                     359,611           351,178
                                                        -----------       -----------
                               GROSS PROFIT                198,854           187,716

Selling, general, and administrative expenses               72,229            67,944
Restructuring expense                                        5,971                 -
Amortization of goodwill                                     2,915             3,136
                                                        -----------       -----------
                           OPERATING INCOME                117,739           116,636

Other income (expense):
  Interest expense                                          (2,938)          (12,515)
  Other                                                      4,737              (174)
                                                        -----------       -----------
                                                             1,799           (12,689)
                                                        -----------       -----------

     EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST    119,538           103,947

Income taxes                                                26,921            23,454
Minority interest                                            2,491             6,222
                                                        -----------       -----------

                               NET EARNINGS                $90,126           $74,271
                                                        ===========       ===========


Basic earnings per share                                     $0.65             $0.57

Diluted earnings per share                                   $0.65             $0.56

Weighted average shares outstanding - basic                137,690           130,038

Weighted average shares outstanding - diluted              138,916           132,743




See notes to consolidated condensed financial statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                2001                           2000
                                                                         -------------------            -------------------
OPERATING ACTIVITIES
  Net earnings                                                                      $90,126                        $74,271
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                                  39,493                         38,219
      Loss on disposal of property and equipment                                         19                            100
      Minority interest in net earnings of consolidated subsidiaries                  2,491                          6,222
      Other                                                                          14,875                         16,455
      Changes in operating assets and liabilities                                  (131,605)                       (68,032)
                                                                         -------------------            -------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        15,399                         67,235

INVESTING ACTIVITIES
  Purchases of property and equipment                                               (54,311)                       (40,326)
  Proceeds from sale of property and equipment                                        1,018                          2,270
  Purchase of business                                                              (18,251)                             -
                                                                         -------------------            -------------------
    NET CASH USED IN INVESTING ACTIVITIES                                           (71,544)                       (38,056)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                    116                              -
  Principal payments on long-term debt                                                    -                         (1,170)
  Net proceeds (payments) on revolving credit lines                                 112,356                        (48,617)
  Net changes in short-term borrowings                                               (6,509)                         8,497
  Purchase of treasury stock                                                           (851)                             -
  Proceeds from stock options exercised                                                 188                         33,466
                                                                         -------------------            -------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             105,300                         (7,824)
Effect of exchange rate changes on cash                                              (4,194)                        (1,671)
                                                                         -------------------            -------------------
    INCREASE  IN CASH AND
      CASH EQUIVALENTS                                                               44,961                         19,684

Cash and cash equivalents at beginning of period                                    337,213                        105,193
                                                                         -------------------            -------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $382,174                       $124,877
                                                                         ===================            ===================


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

Note 1:   Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Change in Accounting Principle

         On January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and two related statements. The Company recorded a $51,435 derivative asset upon adoption, reflecting the cumulative effect of this change in accounting principle relating to the fair value of an interest-rate swap agreement.

Note 3:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                            Three Months Ended
                                                                  March 31,
                                                            2001          2000
                                                           --------     --------

Numerator:
   Net income                                              $ 90,126     $ 74,271
                                                           --------     --------

Denominator:
   Denominator for basic earnings per share -
   weighted average shares                                  137,690      130,038

Effect of dilutive securities:
   Stock appreciation rights                                     -           579
   Employee stock options                                     1,065        1,942
   Other                                                        161          184
                                                           --------     --------
   Dilutive potential common shares                           1,226        2,705

   Denominator for diluted earnings per
   share - adjusted weighted average shares              138,916         132,743

Basic earnings per share                             $      0.65     $      0.57
                                                     ===========     ===========

Diluted earnings per share                           $      0.65     $      0.56
                                                     ===========     ===========

         Earnings per share amounts for all periods presented reflect the three-for-two stock split paid on June 9, 2000.

Note 4:   Business Segment Information

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


                                                      Three Months Ended
                                                           March 31,
                                                    2001               2000
                                               ---------------    -------------
Business Segment Information
(in thousands)

Net Sales:
   Passives                                    $    393,485     $      325,510
   Actives                                          164,980            213,384
                                               ------------     ---------------
                                               $    558,465     $      538,894
                                               -------------    ---------------

Operating Income:
   Passives                                    $    100,020     $       77,974
   Actives                                           25,701             48,666
   Corporate                                        (5,067)            (6,868)
   Amortization of goodwill                         (2,915)            (3,136)
                                               -------------    ---------------
                                               $    117,739     $      116,636
                                               -------------    ---------------

Note 5:   Comprehensive Income

         Comprehensive income includes the following components (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                   2001               2000
                                               -------------     ---------------

Net Income                                     $    90,126       $      74,271

Cumulative effect of change
         in accounting principle                        51                   -
Other comprehensive income (loss):
   Foreign currency translation adjustment        (18,733)            (14,007)
   Unrealized loss on interest rate swap           (2,238)                   -
   Pension liability adjustment, net of tax            326                 231
                                               -------------     ---------------
Total other comprehensive loss                    (20,645)            (13,776)
                                               -------------     ---------------

Comprehensive income                               $69,532             $60,495
                                               =============     ===============

Note 6:   Restructuring Expense

         The Company recorded restructuring expense of $5,971,000 for the quarter ended March 31, 2001. Restructuring of European operations included $4,568,000 of employee termination costs covering approximately 76 technical, production, administrative and support employees located in France, Hungary, Portugal, and Austria. The remaining $1,403,000 of restructuring expense related to termination costs for approximately 350 technical, production, administrative and support employees located in the United States. The restructuring expense was part of the cost reduction programs currently being implemented by the Company.

Note 7:   Acquisition

         In January 2001, the Company purchased Tansitor, a leading manufacturer of wet tantalum electrolytic capacitors and miniature conformal coated solid tantalum capacitors, for $18.2 million. The results of operations of Tansitor are included in the Company's results from January 1, 2001. Goodwill of $11,090,000 is being amortized over twenty years. The pro forma effect of this acquisition is not material.

Note 8:   Proposed Purchase of Siliconix Shares

         On February 22, 2001, the Company announced its proposal to purchase all remaining outstanding shares of common stock of Siliconix incorporated, of which Vishay currently owns 80.4%, not already owned by Vishay. This proposal continues to be evaluated by a special committee of directors of Siliconix appointed in March 2001.

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

         The Company has not yet responded to the complaints in the Delaware actions. On April 9, 2001, Vishay and those defendants that have been served moved for a stay of the California actions. That motion is returnable on June 22, 2001. In management's opinion, the ultimate resolution of the above-mentioned matter is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                                                     Three Months ended
                                                                          March 31,
                                                                    2001            2000
                                                                    ----            ----
             Costs of products sold                                 64.4  %         65.2  %
             Gross profit                                           35.6            34.8
             Selling, general, and administrative
                expenses                                            12.9            12.6

             Operating income                                       21.1            21.6
             Earnings before income taxes and minority
             interest                                               21.4            19.3

             Effective tax rate                                     22.5            22.6
             Net earnings                                           16.1            13.8

Net Sales

         First quarter net sales for 2001 increased $19,571,000 or 3.6% from the first quarter of 2000. The passive components business net sales were $393,485,000 for the first quarter of 2001 as compared to $325,510,000 for the first quarter of 2000, a 20.9% increase. The increase in the passive components business was primarily due to a strong backlog that existed at December 31, 2000. The active components business first quarter net sales for 2001 were $164,980,000 as compared to $213,384,000 for the first quarter of 2000, a 22.7%
decrease. The decrease in the active sales for the quarter ended March 31, 2001 as compared to the prior year quarter was primarily due to the decrease in net sales of Siliconix, of which Vishay owns 80.4%, whose net sales for the quarter ended March 31, 2001 were $87,759,000 as compared to $114,500,000 for the first quarter of 2000, a 23.4% decrease. During the first quarter of 2001, the Company experienced a slowdown in orders, an increase in order cancellations, and orders being pushed out from several end markets that the Company serves. Sales for the first quarter of 2001 were reduced by $12,480,000 as a result of the strengthening of the U.S. dollar against foreign currencies in comparison to the first quarter of the prior year.

Costs of Products Sold

         Costs of products sold for the first quarter of 2001 were 64.4% of net sales, as compared to 65.2% for the first quarter of 2000. Gross profit as a percentage of net sales increased to 35.6% compared to 34.8% for the first quarter of 2000, with the passive components businesses responsible for the increase.

         The active components business gross margins for the first quarter of 2001 were 31.0% as compared to 37.1% for the first quarter of 2000. The Siliconix operation was primarily responsible for this decrease. The gross profit margin for Siliconix was 33.2 % for the quarter ended March 31, 2001 as compared to 48.0% for the quarter ended March 31, 2000. The decrease in gross margins resulted primarily from manufacturing overhead costs in excess of those required to support the reduced demand in the quarter, as well as pricing pressures caused by excess industry capacity.

         The passive components business gross profit margins for the first quarter of 2001 were 37.6% as compared to 33.4% for the first quarter of 2000. This increase was mainly a result of increased demand for the passive products, particularly resistors, tantalum capacitors, and multi-layer ceramic chip capacitors. Average selling prices remained comparable with the first quarter of 2000.

         Israeli government grants, recorded as a reduction of costs of products sold, were $4,316,000 for the first quarter of 2001, as compared to $3,677,000 for the first quarter of 2000. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at March 31, 2001 relating to Israeli government grants was $59,083,000, as compared to $55,162,000 at December 31, 2000.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the first quarter of 2001 were 12.9% of net sales, as compared to 12.6% of net sales for the first quarter of 2000. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries.

Restructuring Expense

         The Company recorded restructuring expense of $5,971,000 for the quarter ended March 31, 2001. Restructuring of European operations included $4,568,000 of employee termination costs covering approximately 76 technical, production, administrative and support employees located in France, Hungary, Portugal, and Austria. The remaining $1,403,000 of restructuring expense related to termination costs for approximately 350 technical, production, administrative and support employees located in the United States. The restructuring expense was part of the cost reduction programs currently being implemented by the Company. The Company expects to take additional restructuring charges during 2001.

Interest Expense

         Interest expense for the first quarter of 2001 decreased by $9,577,000 as compared to the first quarter of 2000. This decrease was a result of lower outstanding bank borrowings during the first quarter of 2001 as compared to the first quarter of the prior year. The Company received net proceeds of $395,449,000 from a Common Stock offering in May 2000, which were used to pay down long-term debt.

Other Income

         Other income was $4,737,000 for the quarter ended March 31, 2001 as compared to an expense of $174,000 for the quarter ended March 31, 2000. The 2001 amount includes interest income of $4,625,000 as compared to interest income of $944,000 for the first quarter of 2000. Foreign exchange gains were $219,000 for the quarter ended March 31, 2001 as compared to foreign exchange losses of $2,503,000 for the quarter ended March 31, 2000.

Minority Interest

         Minority interest for the first quarter of 2001 decreased by $3,731,000 as compared to the first quarter of 2000 primarily due to the decrease in net earnings of Siliconix.

Income Taxes

         The effective tax rate for the first quarter of 2001 was 22.5% as compared to 22.6% for the first quarter of 2000. The continuing low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $12,000,000 and $12,853,000 for the first quarter of 2001 and 2000, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations were $15,399,000 for the first quarter of 2001 as compared to $67,235,000 for the first quarter of 2000. The decrease in cash generated from operations was attributable to increases in inventory and accounts receivable, partially offset by an increase in net earnings from the first quarter of 2000. In March 2001, the Company adjusted production to control inventory levels due to the business slowdown. Net purchases of property and equipment in the first quarter of 2001 were $54,311,000 as compared to $40,326,000 in the first quarter of 2000, reflecting the Company's efforts toward increasing capacity. The Company borrowed $112,356,000 on its revolving credit lines during the first quarter of 2001, primarily to fund additions to property and equipment and the acquisition of Tansitor. Cash and cash equivalents increased by $44,961,000 as compared to December 31, 2000. The Company's financial condition at March 31, 2001 was strong, with a current ratio of 4.22 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .13 to 1 at March 31, 2001 as compared to .55 to 1 at March 31, 2000 and .08 to 1 at December 31, 2000.

Inflation

         Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

Safe Harbor Statement

         From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond the Company's control, which may cause actual results, performance or achievements to differ materially from those anticipated. The Company's 2000 Annual Report on Form 10-K identifies important factors that could cause the Company's actual results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. At March 31, 2001, the outstanding balance under this facility was $252,411,000. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At March 31, 2001, a fixed rate swap agreement was in place on $100,000,000 of the Company's revolving credit facility. The impact of interest rate instruments on the Company's results of operations was not significant.

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

                  The Company has not yet responded to the complaints in the Delaware actions. On April 9, 2001, Vishay and those defendants that have been served moved for a stay of the California actions. That motion is returnable on June 22, 2001. In management's opinion, the ultimate resolution of the above-mentioned matter is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.


Item 2.  Changes in Securities
                           Not applicable

Item 3.  Defaults Upon Senior Securities
                           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                           Not applicable

Item 5.  Other Information
                           Not applicable

Item 6.  Exhibits and Reports on Form 8-K
                (a)      Exhibits
                               Exhibit 3.1 - Amended and Restated By-Laws of Vishay Intertechnology, Inc.

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


Date: May 11, 2001