Form 10-Q
period 2001-06-30
VISHAY INTERTECHNOLOGY INC
filed 2001-08-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
       x    QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               -----------------------------

            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      ---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                          Commission File Number 1-7416
                                                 ------

                          VISHAY INTERTECHNOLOGY, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                     38-1686453
                    --------                                     ----------
        (State or other jurisdiction                           (IRS employer
       of incorporation or organization)                     identification no.)



                               63 Lincoln Highway
                        Malvern, Pennsylvania 19355-2120
                        --------------------------------
                    (Address of principal executive offices)

                                 (610) 644-1300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of August 10, 2001 registrant had 122,432,672 shares of its Common Stock and 15,506,634 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                  June 30, 2001

                                    CONTENTS


                                                                    Page Number
                                                                    -----------
PART I.            FINANCIAL INFORMATION

           Item 1. Consolidated Condensed Balance Sheets -
                     June 30, 2001 and December 31, 2000                      3


                   Consolidated Condensed Statements of Operations -
                     Three Months Ended June 30, 2001 and 2000                5


                   Consolidated Condensed Statements of Operations -
                     Six Months Ended June 30, 2001 and 2000                  6


                   Consolidated Condensed Statements of Cash Flows -
                     Six Months Ended June 30, 2001 and 2000                  7


                   Notes to Consolidated Condensed Financial                  8
                     Statements


           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     14


PART II.           OTHER INFORMATION                                         19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                   June 30,       December 31,
ASSETS                                                               2001            2000
                                                                  ---------       ------------

CURRENT ASSETS
  Cash and cash equivalents                                       $451,728         $337,213
  Accounts receivable                                              388,766          452,579
  Inventories:
    Finished goods                                                 236,436          179,286
    Work in process                                                130,428          130,682
    Raw materials                                                  236,572          215,894
  Deferred income taxes                                             31,203           32,051
  Prepaid expenses and other current assets                        146,269          127,169
                                                              -------------      -----------
                            TOTAL CURRENT ASSETS                 1,621,402        1,474,874

PROPERTY AND EQUIPMENT - AT COST
  Land                                                              40,178           47,625
  Buildings and improvements                                       260,226          265,311
  Machinery and equipment                                        1,230,583        1,168,241
  Construction in progress                                          61,223           83,768
  Allowance for depreciation                                      (627,724)        (591,391)
                                                              -------------      -----------
                                                                   964,486          973,554

GOODWILL                                                           304,952          295,759

OTHER ASSETS                                                        40,928           39,471
                                                              -------------      -----------
                                                                $2,931,768       $2,783,658
                                                              =============      ===========


                                                                   June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001            2000
                                                                 -----------     ------------

CURRENT LIABILITIES
  Notes payable to banks                                            $4,402            $8,250
  Trade accounts payable                                            77,155           120,070
  Payroll and related expenses                                      63,499           111,132
  Other accrued expenses                                           169,134           146,157
  Income taxes                                                      24,032            31,915
  Current portion of long-term debt                                    125               150
                                                                ----------        ----------
                       TOTAL CURRENT LIABILITIES                   338,347           417,674

LONG-TERM DEBT                                                     304,406           140,467

DEFERRED INCOME TAXES                                               73,756            79,109

DEFERRED INCOME                                                     54,499            55,162

MINORITY INTEREST                                                   66,488            63,480

OTHER LIABILITIES                                                   94,012            93,157

ACCRUED PENSION COSTS                                               93,845           100,754

STOCKHOLDERS' EQUITY
  Common Stock                                                      12,243            12,241
  Class B Common Stock                                               1,551             1,552
  Capital in excess of par value                                 1,319,185         1,319,426
  Retained earnings                                                708,707           615,455
  Accumulated other comprehensive loss                            (134,223)         (113,571)
  Unearned compensation                                             (1,048)           (1,248)
                                                               -----------        ----------
                                                                 1,906,415         1,833,855
                                                               -----------        ----------
                                                                $2,931,768        $2,783,658
                                                               ===========        ==========

            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                      2001                 2000
                                                                                 --------------       -------------

Net sales                                                                             $383,437            $612,771
Costs of products sold                                                                 282,386             358,675
                                                                                 --------------       -------------
                                                          GROSS PROFIT                 101,051             254,096

Selling, general, and administrative expenses                                           64,180              74,400
Restructuring expense                                                                   29,305                   -
Amortization of goodwill                                                                 2,752               2,911
                                                                                 --------------       -------------
                                                      OPERATING INCOME                   4,814             176,785

Other income (expense):
  Interest expense                                                                      (4,011)             (7,905)
  Gain on termination of interest rate swap agreements                                       -               6,375
  Other                                                                                  7,827               2,714
                                                                                 --------------       -------------
                                                                                         3,816               1,184
                                                                                 --------------       -------------

                          EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             8,630             177,969

Income taxes                                                                             4,164              39,385
Minority interest                                                                        1,340               6,731
                                                                                 --------------       -------------

                                                          NET EARNINGS                  $3,126            $131,853
                                                                                 ==============       =============


Basic earnings per share                                                                 $0.02               $0.97

Diluted earnings per share                                                               $0.02               $0.96

Weighted average shares outstanding - basic                                            137,707             135,574

Weighted average shares outstanding - diluted                                          139,159             137,919

            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    2001                2000
                                                                              --------------       -------------

Net sales                                                                          $941,902           $1,151,665
Costs of products sold                                                              641,997              709,853
                                                                              -------------         ------------
                                                        GROSS PROFIT                299,905              441,812

Selling, general, and administrative expenses                                       136,409              142,344
Restructuring expense                                                                35,276                    -
Amortization of goodwill                                                              5,667                6,047
                                                                              -------------         ------------
                                                    OPERATING INCOME                122,553              293,421

Other income (expense):
 Interest expense                                                                    (6,949)             (20,420)
 Gain on termination of interest rate swap agreements                                     -                6,375
 Other                                                                               12,564                2,540
                                                                              -------------         ------------
                                                                                      5,615              (11,505)
                                                                              -------------         ------------

                        EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST          128,168              281,916

Income taxes                                                                         31,085               62,839
Minority interest                                                                     3,831               12,953
                                                                              -------------         ------------

                                                        NET EARNINGS                $93,252             $206,124
                                                                              =============         ============


Basic earnings per share                                                              $0.68                $1.55

Diluted earnings per share                                                            $0.67                $1.52

Weighted average shares outstanding - basic                                         137,700              132,796

Weighted average shares outstanding - diluted                                       140,433              135,328

            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2001             2000
                                                                           -----------       ----------
OPERATING ACTIVITIES
  Net earnings                                                                $93,252         $206,124
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                            81,525           71,396
      Loss on disposal of property and equipment                                  456            1,565
      Amortization of imputed interest                                            657                -
      Writedown of inventory, machinery and equipment                          37,853                -
      Minority interest in net earnings of consolidated subsidiaries            3,832           12,953
      Other                                                                    13,696           (2,756)
      Changes in operating assets and liabilities                            (160,856)         (90,182)
                                                                         ------------       ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  70,415          199,100

INVESTING ACTIVITIES
  Purchase of property and equipment                                          (95,903)         (89,616)
  Proceeds from sale of property and equipment                                  6,319            3,868
  Deconsolidation of LPSC                                                           -           (7,574)
  Purchase of businesses, net of cash acquired                                (18,251)               -
                                                                         ------------       ----------
    NET CASH USED IN INVESTING ACTIVITIES                                    (107,835)         (93,322)

FINANCING ACTIVITIES
  Principal payments on long-term debt                                            (58)             (97)
  Net payments on revolving credit lines                                     (139,755)        (471,155)
  Issuance of convertible subordinated debentures                             303,193                -
  Net changes in short-term borrowings                                         (3,337)          (1,147)
  Common stock repurchase                                                        (851)               -
  Proceeds from sale of common stock                                                -          395,747
  Proceeds from stock options exercised                                           435           39,617
                                                                         ------------      -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       159,627          (37,035)
Effect of exchange rate changes on cash                                        (7,692)          (1,908)
                                                                         ------------      -----------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                                        114,515           66,835

Cash and cash equivalents at beginning of period                              337,213          105,193
                                                                         ------------      -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $451,728         $172,028
                                                                         ============      ===========

            See Notes to Consolidated Condensed Financial Statements.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1:   Basis of Presentation
          ---------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Change in Accounting Principle
          ------------------------------

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and two related statements. The Company recorded a $51,435 derivative asset upon adoption, reflecting the cumulative effect of this change in accounting principle relating to the fair value of an interest-rate swap agreement.

Note 3:   Earnings Per Share
          ------------------

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                       2001               2000               2001              2000
                                                 ----------------     --------------     -------------     -------------
Numerator:
   Net income                                    $         3,126           $131,853           $93,252          $206,124
    Add: Interest expense on
     convertible debentures, net of tax                        -                  -               454                 -
                                                 ----------------     --------------     -------------     -------------
                                                         $ 3,126           $131,853           $93,706          $206,124

Denominator:

   Denominator for basic earnings per share -
   weighted average shares                               137,707            135,574           137,700           132,796

Effect of dilutive securities:
    Stock appreciation rights                                  -                  -                 -               290
    Employee stock options                                 1,283              2,141             1,174             2,042
    Convertible subordinated debentures                        -                  -             1,396                 -
    Other                                                    169                204               163               200
                                                 ----------------     --------------     -------------     -------------
   Dilutive potential common shares                        1,452              2,345             2,733             2,532

   Denominator for diluted earnings per
   share - adjusted weighted average shares              139,159            137,919           140,433           135,328

Basic earnings per share                                   $0.02              $0.97             $0.68             $1.55
                                                 ================      =============     =============     =============

Diluted earnings per share                                 $0.02              $0.96             $0.67             $1.52
                                                 ================      =============     =============     =============

Note 4:   Business Segment Information
          ----------------------------

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

                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                                    2001               2000               2001                 2000
                                               ---------------    ---------------    ---------------     ----------------
Business Segment Information
(in thousands)

Net Sales:
   Passives                                         $ 251,593         $ 394,297          $ 645,078             $ 719,807
   Actives                                            131,844           218,474            296,824               431,858
                                                    ---------         ---------          ---------            ----------
                                                    $ 383,437         $ 612,771          $ 941,902            $1,151,665
                                                    ---------         ---------          ---------            ----------

Operating Income:
   Passives                                         $   1,137         $ 135,103          $ 101,157              $213,077
   Actives                                             11,094            55,944             36,795               104,610
   Corporate                                           (4,665)          (11,351)            (9,732)              (18,219)
   Amortization of goodwill                            (2,752)           (2,911)            (5,667)               (6,047)
                                                    ---------         ---------          ---------              --------
                                                    $   4,814         $ 176,785          $ 122,553              $293,421
                                                    ---------         ---------          ---------              --------


Note 5:   Comprehensive Income
          --------------------

         Comprehensive income includes the following components (in thousands):

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                            2001         2000           2001            2000
                                                       ------------   -----------    -----------    ------------

Net Income                                                $3,126       $131,853       $93,252           $206,124

Cumulative effect of change
         in accounting principle                               -              -            51                  -
Other comprehensive income (loss):
   Foreign currency translation adjustment                  (346)        (4,226)      (19,080)           (18,233)
   Unrealized gain (loss) on interest rate swap               80              -        (2,107)                 -
   Pension liability adjustment, net of tax                  208             46           535                277
                                                          -------      --------      --------           --------
Total other comprehensive loss                               (58)        (4,180)      (20,652)           (17,956)
                                                          -------      --------      --------           --------
Comprehensive income                                      $3,068       $127,673       $72,651           $188,168
                                                          ======       ========      ========           ========


Note 6:   Restructuring Expense
          ---------------------

         The Company incurred restructuring expense of $29,305,000 for the quarter ended June 30, 2001. Restructuring of European and Israeli operations included $8,505,000 of employee termination costs covering 1,709 technical, production, administrative, and support employees located in France, Hungary, Portugal, Austria, the Phillipines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $4,050,000 of restructuring expense relates to employee termination costs covering 758 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

         Restructuring expense was $35,276,000 for the six months ended June 30, 2001. Restructuring of European operations included $13,073,000 of employee termination costs covering approximately 1,785 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Phillipines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $5,453,000 of restructuring expense relates to termination costs for approximately 1,101 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

         The restructuring expense reflects a portion of the cost reduction programs currently being implemented by the Company. The Company expects to take additional restructuring charges of approximately $35 million during 2001. As of June 30, 2001, $14,253,000 of severance costs have been paid. The remaining $4,272,000 of severance costs, currently shown in other accrued expenses, should be paid by December 31, 2001.

Note 7:   Acquisition
          -----------

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

Note 8:   Proposed Purchase of Siliconix Shares
          -------------------------------------

         In May 2001, the Company commenced a tender offer to exchange 1.5 shares of its common stock for each share of common stock of Siliconix that it did not already own, or 5,849,040 shares. The offer was conditioned on there being validly tendered and not withdrawn a majority of such shares (2,924,521 shares). The offer remained open for approximately six weeks but expired on July 5, 2001, with only 2,347,200 shares having been tendered. Accordingly, the Company did not purchase any Siliconix shares pursuant to the tender offer.

Note 9: Pending Accounting Pronouncements
        ---------------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company is required to adopt the new rules effective January 1, 2002, except that the new rules are effective for any business combination that is completed after June 30, 2001. The Company has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

Note 10: Convertible Subordinated Debentures
         -----------------------------------

         On June 4, 2001, the Company completed a private placement of $550,000,000 face amount Liquid Yield Option Notes (LYONs) due 2021. In connection with the sale of the LYONs, the Company received net proceeds of $294,096,000 and used the proceeds to pay down existing bank debt. Each LYON has a $1,000 face amount and was offered at a price of $551.26 (55.126% of the principle amount at maturity). The Company will not pay interest on the LYONs prior to maturity unless contingent interest becomes payable. Instead, on June 4, 2021, the maturity date of the LYONs, the holders will receive $1,000 per LYON. The issue price of each LYON represents a yield to maturity of 3.00%, excluding any contingent interest. The LYONs are subordinated in right of payment to all of the Company's existing and future senior indebtedness.

         At any time on or before the maturity date, the LYONs are convertible into Vishay common stock at a rate of 17.6686 shares of common stock per $1,000 principle amount at maturity.

The conversion rate may be adjusted under certain circumstances, but it will not be adjusted for accrued original issue discount.

         The Company is required to pay contingent interest to the holders of the LYONs during the six-month period commencing June 4, 2006 and during any six-month period thereafter if the average market price of a LYON for a certain measurement period immediately preceding the applicable six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest payable during any six-month period will be the sum of any contingent interest payable in the first and second three-month periods during such six-month period. During any three-month period in which contingent interest becomes payable, the contingent interest payable per LYON for such period will be equal to the greater of (1) 0.0625% of the average market price of a LYON for the measurement period referred to above or (2) the sum of all regular cash dividends paid by the Company per share on its common stock during such three-month period multiplied by the number of shares of common stock issuable upon conversion of a LYON at the then applicable conversion rate.

         The holders of the LYONs may require the Company to repurchase all or a portion of their LYONs on June 4, 2004, 2006, 2011 and 2016 at various prices set forth in the Offering Memorandum. The Company may choose to pay the purchase price in cash, common stock, or a combination of both. The Company may redeem for cash all or a portion of the LYONs at any time on or after June 4, 2006 at the prices set forth in the Offering Memorandum.


Note 11: Tantalum
         --------

         Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, the Company stockpiled tantalum ore in 2000 and early 2001. During the six months ended June 30, 2001, the Company experienced a significant decrease in sales due to declining orders and the deferral or cancellation of existing orders. The Company's tantalum capacitor business was particularly impacted by the slowdown in sales. Prices for tantalum ore and powder decreased during this period. As a result, the Company has recorded write-downs of $10,000,000 and $20,000,000 on tantalum during the quarter and six months ended June 30, 2001, respectively. The Company has entered into long-term take or pay contracts to purchase specified quantities of tantalum at fixed prices through 2005. Under these contracts, the annual tantalum purchase commitments are approximately $47,000,000 for 2001 and $150,000,000 for 2002 through 2005. In addition, the Company makes purchases of tantalum from its other suppliers under annual contracts at prices that are subject to periodic adjustment.

Note 12: Subsequent Events - Acquisitions
         --------------------------------

         On July 27, 2001 the Company purchased from Infineon Technologies AG, Munich the Infineon infrared components business. The total purchase price for this transaction was approximately $120 million. A partial payment of $78 million was made to Infineon Technologies AG, Munich on July 27, 2001. The payment was funded with cash on hand. The remaining $42 million is a contingent purchase price payment, based on certain assumptions, payable within one year. Under the terms of the agreement, the Company will take over Infineon's development, marketing, and distribution activities located in the San Jose, California headquarters and a production facility in Krubong, Malaysia. For the fiscal year ended September 30, 2000, the Infineon infrared components business had revenues of approximately $133 million. As a result of the acquisition of Infineon's infrared components business, the Company will become one of the largest suppliers outside of Japan of optocouplers, and the largest supplier worldwide of infrared data components transceivers (IRDC).

         On August 1, 2001 the Company and General Semiconductor, Inc. (General Semiconductor) announced that they have entered into a definitive merger agreement under which the Company will acquire General Semiconductor, a leading manufacturer of power management devices, in a tax-free, all stock transaction currently valued at $538.9 million plus $229.4 million of assumed debt. Shareholders of General Semiconductor will receive 0.563 shares of Vishay for each General Semiconductor share, valuing the transaction at $13.54 per General Semiconductor share based on Vishay's closing price of $24.00 on July 31, 2001. The transaction is subject to regulatory and shareholder approvals and other customary closing conditions. It is expected to close in the fourth quarter of 2001.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

          Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                                       Three Months ended                     Six Months ended
                                                            June 30,                              June 30,
                                                   2001              2000                2001            2000
                                               -------------      -----------          ----------      ----------

Costs of products sold                                 73.6    %        58.5     %          68.2    %       61.6    %
Gross profit                                           26.4             41.5                31.8            38.4
Selling, general and administrative
  expenses                                             16.7             12.1                14.5            12.4
Operating income                                        1.3             28.9                13.0            25.5
Earnings before income taxes and
  minority interest                                     2.3             29.0                13.6            24.5
Net earnings                                            0.8             21.5                 9.9            17.9

Effective tax rate                                     48.3             22.1                24.3            22.3


Net Sales

         Net sales for the quarter and six months ended June 30, 2001 decreased $229,334,000, or 37.4%, and $209,763,000, or 18.2%, from the comparable periods in 2000. Both the passive and active components businesses contributed to this decrease. The net sales of the passive components business were $251,593,000 for the second quarter of 2001 as compared to $394,297,000 for the second quarter of 2000, a 36.2% decrease. For the six months ended June 30, 2001, passive net sales were $645,078,000 as compared to $719,807,000 for the comparable prior year period, a 10.4% decrease. The decrease in quarterly and year to date sales was primarily due to declining orders, reflecting the current downturn in demand. The net sales of the active components business for the quarter and six months ended June 30, 2001 decreased $86,630,000, or 39.7%, and $135,034,000, or
31.3%, from the comparable prior year periods. The decrease in the active sales was primarily due to the decrease in net sales of Siliconix, of which Vishay owns 80.4%. Siliconix's net sales for the quarter ended June 30, 2001 were $73,234,000 as compared to $120,337,000 for the second quarter of 2000, a 39.1% decrease. Siliconix's net sales for the six months ended June 30, 2001 were $160,994,000 as compared to $234,802,000 for the comparable period in 2000, a 31.4% decrease. The Company continues to experience a slowdown in orders, as well as orders being pushed out from several end markets that the Company serves. The strengthening of the U.S. dollar against foreign currencies had the effect of decreasing reported net sales by $9,014,000 and $21,495,000 for the quarter and six months ended June 30, 2001, respectively, as compared to the comparable prior year periods.

Costs of Products Sold

         Costs of products sold for the quarter and six months ended June 30, 2001 were 73.6% and 68.2% of net sales, respectively, as compared to 58.5% and 61.6% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and six months ended June 30, 2001 was 26.4% and 31.8%, respectively, as compared to 41.5% and 38.4% for the comparable prior year periods.

          The active components business gross profit margins for the quarter and six months ended June 30, 2001 were 26.5% and 29.0%, respectively, as compared to 39.6% and 38.3% for the comparable prior year periods. The Siliconix operation was primarily responsible for this decrease. The gross profit margin for Siliconix for the quarter and six months ended June 30, 2001 was 26.7% and 30.2%, respectively, as compared to 46.6% and 47.3% for the comparable prior year periods. The decrease in gross margins resulted primarily from manufacturing overhead costs in excess of those required to support the reduced demand in the quarter, as well as pricing pressures caused by excess industry capacity.

         The passive components business gross profit margins for the quarter and six months ended June 30, 2001 were 26.3% and 33.2%, respectively, as compared to 42.5% and 38.4% for the comparable prior year periods. A low level of orders across all product lines, increased palladium prices and higher costs for tantalum powder have contributed to the decline in profitability. Additionally, write-downs of $10,000,000 and $20,000,000 on tantalum were taken during the quarter and six months ended June 30, 2001, respectively, negatively impacting profitability.

         Israeli government grants, recorded as a reduction of costs of products sold, for the quarter and six months ended June 30, 2001 were $4,836,000 and $9,447,000, respectively, as compared to $3,833,000 and $7,510,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at June 30, 2001 relating to Israeli government grants was $54,499,000 as compared to $55,162,000 at December 31, 2000.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the quarter and six months ended June 30, 2001 were 16.7% and 14.5% of net sales, respectively, as compared to 12.1% and 12.4% of net sales for the comparable prior year periods. The higher percentages were due to reduced sales levels. Selling, general and administrative expenses decreased by $10,220,000 and $5,935,000 for the quarter and six months ended June 30, 2001 as compared to the prior year periods. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis on reducing headcount in high labor cost countries.

Restructuring Expense

         The Company incurred restructuring expense of $29,305,000 for the quarter ended June 30, 2001. Restructuring of European and Israeli operations included $8,505,000 of employee termination costs covering 1,709 technical, production, administrative, and support employees located in France, Hungary, Portugal, Austria, the Phillipines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $4,050,000 of restructuring expense relates to employee termination costs covering 758 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

         Restructuring expense was $35,276,000 for the six months ended June 30, 2001. Restructuring of European operations included $13,073,000 of employee termination costs covering approximately 1,785 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Phillipines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $5,453,000 of restructuring expense relates to termination costs for approximately 1,101 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

         The restructuring expense reflects a portion of the cost reduction programs currently being implemented by the Company. The Company expects to take additional restructuring charges of approximately $35 million during 2001. As of June 30, 2001, $14,253,000 of severance costs have been paid. The remaining $4,272,000 of severance costs, currently shown in other accrued expenses, should be paid by December 31, 2001.

Interest Expense

         Interest expense for the quarter and six months ended June 30, 2001 decreased by $3,894,000 and $13,471,000, respectively, as compared to the comparable prior year periods. This decrease was a result of lower outstanding bank borrowings in 2001 as compared to the prior year. During the second quarter of 2001, the Company paid down the debt under its revolving credit agreement with the proceeds received from the issuance of convertible subordinated debentures (see Note 10).

Other Income

         Other income for the quarter and six months ended June 30, 2001 was $7,827,000 and $12,564,000, respectively, as compared to $2,714,000 and
$2,540,000 for the comparable prior year periods. These increases were primarily due to increases in interest income and foreign exchange gains.

Gain on Termination of Interest Rate Swap Agreements

         During the second quarter of 2000, proceeds received from the Company's May 2000 Common Stock offering were used to pay down a portion of the debt outstanding under the Company's long-term revolving credit agreement. In connection with this repayment of debt, the Company terminated $125,000,000 notional amount of interest rate swap agreements and recognized a pretax gain of $6,375,000.

Minority Interest

         Minority interest for the quarter and six months ended June 30, 2001 decreased by $5,391,000 and $9,122,000, respectively, as compared to the comparable prior year periods, primarily due to the decrease in net earnings of Siliconix.

Income Taxes

         The effective tax rate for the six months ended June 30, 2001 was 24.3% as compared to 22.3% for the comparable prior year period. The unusually high tax rate of 48.3% for the three months ended June 30, 2001 was primarily due to a change in anticipated in earnings among tax jurisdictions. The Company is currently earning more profits in high tax rate jurisdictions than in low tax rate jurisdictions. Also, some of the restructuring expenses incurred during the three months ended June 30, 2001 were non-tax deductible, which contributed to a higher tax rate. The continuing low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $2,326,000 and $23,077,000 for the quarters ended June 30, 2001 and 2000, respectively, and $14,326,000 and $37,009,000 for the six months ended June 30, 2001 and 2000, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

         Cash flows from operations were $70,415,000 for the six months ended June 30, 2001 as compared to $199,100,000 for the comparable prior year period. The decrease in cash generated from operations was primarily due to a decrease in net earnings as compared to the prior year period. Net purchases of property were $95,903,000 for the six months ended June 30, 2001 as compared to $89,616,000 in the comparable prior year period. On June 4, 2001 the Company completed a private placement of a series of zero-coupon convertible subordinated notes, due 2021, known as LYONs. The net proceeds of $294,096,000 were used to pay down existing bank debt. Cash and cash equivalents at June 30, 2001 increased by $114,515,000 as compared to December 31, 2000. The Company's financial condition at June 30, 2001 was strong, with a current ratio of 4.78 to
1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .16 to 1 at June 30, 2001 as compared to .08 to 1 at December 31, 2000.

         The issuance of the LYONs enabled the Company to pay down all of the debt under its revolving credit facility, providing the Company flexibility with its revolving credit facility (with a current availability of approximately $660 million) and its cash on hand to fund future acquisitions. In addition, at a May 24, 2001 meeting, the Board of Directors unanimously approved, subject to shareholder approval, an increase in the number of shares authorized by the Company. This would give the Company another vehicle to fund future acquisitions.

Pending Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company is required to adopt the new rules effective January 1, 2002, except that the new rules are effective for any business combination that is completed after June 30, 2001.

The Company has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

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

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. At June 30, 2001, there was no outstanding balance under this facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. As of June 30, 2001, a fixed rate swap agreement was in place on a notional amount of $100,000,000. The Company anticipates that it will be borrowing on its revolving credit facility to fund restructuring costs and pay down long-term debt associated with its pending acquisitions (see Note 12). The impact of interest rate instruments on the Company's results of operations was not significant.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 25, 2001, Siliconix filed a patent infringement lawsuit against General Semiconductor. The suit was filed in the United States District Court for the Northern District of California and alleged that certain General Semiconductor products infringe two patents held by Siliconix. On July 2, 2001, General Semiconductor filed and served its answer to the Siliconix complaint and asserted counterclaims against Siliconix. On August 3, 2001, Siliconix filed a motion to dismiss or strike certain affirmative defenses alleged by General Semiconductor in its answer and to dismiss or strike down all General Semiconductor counterclaims. This motion is scheduled to be heard on September 14, 2001.

         In May 2001, the Delaware Court of Chancery consolidated the several purported class action complaints described in the Company's previously filed Form 10-Q for the period ended March 31, 2001. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and
(iii) Vishay's obligation to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he has a reasonable probability of success on the merits of his claims. The Company and Siliconix filed motions to dismiss the verified amended complaint on June 6, 2001. The Company filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment remain pending.

         On July 3, 2001, the California Superior Court entered an order staying the California state-court actions that had been filed against the Company and Siliconix in connection with the Company's earlier proposal.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting of Stockholders on May 24, 2001.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 20, 2001, and all such nominees were elected.

     (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

          (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders.

               Total Class A Common Stock voted was 103,493,832.


                                                                                                       Broker
                                                   For            Against           Abstain          Non-votes
                                            ---------------   ---------------   ---------------  -----------------

                  Felix Zandman               92,931,585        10,562,247              0                 0
                  Avi D. Eden                 92,942,938        10,550,894              0                 0
                  Robert A. Freece            92,959,959        10,553,873              0                 0
                  Richard N. Grubb            92,942,691        10,551,141              0                 0
                  Eliyahu Hurvitz            101,425,977         2,067,855              0                 0
                  Gerald Paul                 92,943,263        10,550,569              0                 0
                  Edward Shils               101,421,638         2,072,194              0                 0
                  Ziv Shoshani                92,923,902        10,569,930              0                 0
                  Luella B. Slaner           101,421,358         2,072,474              0                 0
                  Mark I. Solomon            101,425,977         2,067,855              0                 0
                  Jean-Claude Tine           101,421,358         2,072,474              0                 0
                  Marc Zandman                92,913,472        10,580,360              0                 0
                  Ruta Zandman                92,899,048        10,594,784              0                 0

                  Total Class B Common Stock voted was 15,771,273 in favor, 0 against, 0 abstained and 0 broker non-votes.

          (ii) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 2001. Total Class A Common Stock voted was 103,038,061 in favor, 0 against, 455,771 abstained and 0 broker non-votes. Total Class B Common Stock voted was 15,771,273 in favor, 0 against, 0 abstained and 0 broker non-votes.

       Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10 votes on matters voted upon by stockholders.


Item 6.  Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                           None

                  (b) On June 18, 2001, the Company filed a Current Report on Form 8-K dated June 4, 2001 under Item 5 (Other Events). The Form 8-K reported the Company's private offering of a series of zero-coupon convertible subordinated notes due 2021, known as LYONs. The net proceeds from the offering were approximately $294.1 million. The Indenture in respect of the LYONs, dated as of June 4, 2001, between the Company and the Bank of New York, as trustee, was attached to the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VISHAY INTERTECHNOLOGY, INC.



                                                 /s/ Richard N. Grubb
                                                 -------------------------------
                                                     Richard N. Grubb
                                                     Executive Vice President,
                                                     Treasurer
                                                     (Duly Authorized and Chief
                                                     Financial Officer)


Date: August 14, 2001