Form 10-Q
period 2001-09-30
VISHAY INTERTECHNOLOGY INC
filed 2001-11-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2001
                                         ------------------------


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------

                                     1-7416
                             ----------------------
                             Commission File Number


                          VISHAY INTERTECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        38-1686453
-------------------------------                        ------------------
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
Yes   x        No
    -----          -----

As of November 8, 2001 registrant had 143,764,559 shares of its Common Stock and 15,496,634 shares of its Class B Common Stock outstanding.

                         VISHAY INTERTECHNOLOGY, INC.
                                  FORM 10-Q

                              September 30, 2001

                                   CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Condensed Balance Sheets -
                     September 30, 2001 and December 31, 2000                 3


                   Consolidated Condensed Statements of Operations -
                     Three Months Ended September 30, 2001 and 2000           5


                   Consolidated Condensed Statements of Operations -
                     Nine Months Ended September 30, 2001 and 2000            6


                   Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended September 30, 2001 and 2000            7


                   Notes to Consolidated Condensed Financial
                     Statements                                               8


          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     15


PART II.  OTHER INFORMATION                                                  21

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)


                                                    September 30,   December 31,
                                                         2001           2000
                                                    ------------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   410,873     $   337,213
  Accounts receivable                                   372,606         452,579
  Inventories:
    Finished goods                                      239,034         179,286
    Work in process                                     121,923         130,682
    Raw materials                                       210,213         215,894
  Deferred income taxes                                  31,453          32,051
  Prepaid expenses and other current assets             130,868         127,169
                                                    -----------     -----------
             TOTAL CURRENT ASSETS                     1,516,970       1,474,874



PROPERTY AND EQUIPMENT - AT COST
  Land                                                   42,169          47,625
  Buildings and improvements                            269,465         265,311
  Machinery and equipment                             1,265,864       1,168,241
  Construction in progress                               68,215          83,768
  Allowance for depreciation                           (670,046)       (591,391)
                                                    -----------     -----------
                                                        975,667         973,554


GOODWILL                                                330,356         295,759


OTHER ASSETS                                            101,221          39,471
                                                    -----------     -----------
                                                    $ 2,924,214     $ 2,783,658
                                                    ===========     ===========

                                                    September 30,   December 31,
                                                         2001           2000
                                                    ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                           $     1,333      $     8,250
  Trade accounts payable                                73,536          120,070
  Payroll and related expenses                          61,107          111,132
  Other accrued expenses                               179,751          146,157
  Income taxes                                          12,133           31,915
  Current portion of long-term debt                         86              150
                                                   -----------      -----------
        TOTAL CURRENT LIABILITIES                      327,946          417,674

LONG-TERM DEBT                                         306,758          140,467

DEFERRED INCOME TAXES                                   79,722           79,109

DEFERRED INCOME                                         57,785           55,162

MINORITY INTEREST                                       66,333           63,480

OTHER LIABILITIES                                       98,358           93,157

ACCRUED PENSION COSTS                                   98,489          100,754

STOCKHOLDERS' EQUITY
  Common Stock                                          12,246           12,241
  Class B Common Stock                                   1,550            1,552
  Capital in excess of par value                     1,319,434        1,319,426
  Retained earnings                                    669,555          615,455
  Accumulated other comprehensive loss                (112,920)        (113,571)
  Unearned compensation                                 (1,042)          (1,248)
                                                   -----------      -----------
                                                     1,888,823        1,833,855
                                                   -----------      -----------
                                                   $ 2,924,214      $ 2,783,658
                                                   ===========      ===========








            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      2001              2000
                                                                   -----------       ------------
Net sales                                                            $332,293           $669,784
Costs of products sold                                                302,905            370,408
                                                                   -----------       ------------
                                             GROSS PROFIT              29,388            299,376

Selling, general, and administrative expenses                          64,568             76,010
Restructuring expense                                                  11,802                 --
Amortization of goodwill                                                2,777              2,553
                                                                   -----------       ------------
                                  OPERATING INCOME (LOSS)             (49,759)           220,813

Other income (expense):
  Interest expense                                                     (3,615)            (2,602)
  Gain on termination of interest rate swap agreements                     --              2,544
  Gain on sale of Lite-On Power Semiconductor Corporation                  --              8,401
  Other                                                                 2,035                618
                                                                   -----------       ------------
                                                                       (1,580)             8,961
                                                                   -----------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST             (51,339)           229,774

Income taxes (benefit)                                                (12,124)            52,400
Minority interest                                                         (63)             6,263
                                                                   -----------       ------------

                                       NET EARNINGS (LOSS)           $(39,152)          $171,111
                                                                   ===========       ============

Basic earnings (loss) per share                                        $(0.28)             $1.24

Diluted earnings (loss) per share                                      $(0.28)             $1.22

Weighted average shares outstanding - basic                           137,730            137,830

Weighted average shares outstanding - diluted                         137,730            139,840






            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                      2001                2000
                                                                  ------------        ------------
Net sales                                                          $1,274,195          $1,821,449
Costs of products sold                                                944,902           1,080,261
                                                                  ------------        ------------
                                               GROSS PROFIT           329,293             741,188

Selling, general, and administrative expenses                         200,977             218,354
Restructuring expense                                                  47,078                  --
Amortization of goodwill                                                8,444               8,600
                                                                  ------------        ------------
                                           OPERATING INCOME            72,794             514,234

Other income (expense):
  Interest expense                                                    (10,564)            (23,022)
  Gain on termination of interest rate swap agreements                     --               8,919
  Gain on sale of Lite-On Power Semiconductor Corporation                  --               8,401
  Other                                                                14,599               3,158
                                                                  ------------        ------------
                                                                        4,035              (2,544)
                                                                  ------------        ------------

         EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST            76,829             511,690

Income taxes                                                           18,961             115,239
Minority interest                                                       3,768              19,216
                                                                  ------------        ------------

                                    NET EARNINGS                      $54,100            $377,235
                                                                  ============        ============


Basic earnings per share                                                $0.39               $2.81

Diluted earnings per share                                              $0.39               $2.74

Weighted average shares outstanding - basic                           137,710             134,486

Weighted average shares outstanding - diluted                         139,073             137,485



            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  2001                 2000
                                                                                ---------            ---------
OPERATING ACTIVITIES
  Net earnings                                                                  $  54,100            $ 377,235
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                               120,910              108,376
      Gain on sale of investment                                                       --               (8,401)
      Loss on disposal of property and equipment                                      441                1,928
      Amortization of imputed interest                                              3,024                   --
      Writedown of inventory, machinery and equipment                              77,389                   --
      Minority interest in net earnings of consolidated subsidiaries                3,768               19,216
      Other                                                                         4,747               11,893
      Changes in operating assets and liabilities                                (126,296)             (90,385)
                                                                                ---------            ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                     138,083              419,862

INVESTING ACTIVITIES
  Purchase of property and equipment                                             (129,260)            (148,133)
  Proceeds from sale of property and equipment                                      6,697                8,090
  Net cash proceeds from sale of subsidiaries                                          --               33,162
  Investment in unconsolidated affiliate                                          (57,800)                  --
  Purchase of businesses, net of cash acquired                                    (39,301)             (42,384)
                                                                                ---------            ---------
    NET CASH USED IN INVESTING ACTIVITIES                                        (219,664)            (149,265)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                  153                   --
  Principal payments on long-term debt                                               (130)                (345)
  Net payments on revolving credit lines                                         (140,027)            (546,262)
  Issuance of convertible subordinated debentures                                 303,193                   --
  Net changes in short-term borrowings                                             (6,678)              (4,309)
  Common stock repurchase                                                            (851)                  --
  Proceeds from sale of common stock                                                   --              395,449
  Proceeds from stock options exercised                                               493               39,635
                                                                                ---------            ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           156,153             (115,832)
Effect of exchange rate changes on cash                                              (912)              (5,475)
                                                                                ---------            ---------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                                             73,660              149,290

Cash and cash equivalents at beginning of period                                  337,213              105,193
                                                                                ---------            ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 410,873            $ 254,483
                                                                                =========            =========



            See Notes to Consolidated Condensed Financial Statements.

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


Note 1:   Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note 3:   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):


                                          Three Months Ended        Nine Months Ended
                                             September 30,           September 30,
                                          2001          2000       2001        2000
                                      ------------  -----------   --------   ----------
Numerator:
  Net income (loss)                    $ (39,152)   $ 171,111   $  54,100   $ 377,235

Denominator:
  Denominator for basic
  earnings per share -
  weighted average shares                137,730      137,830     137,710     134,486

Effect of dilutive securities:
    Stock appreciation rights                 --           --          --         835
    Employee stock options                    --        1,811       1,198       1,965
    Other                                     --          199         165         199
                                       ---------    ---------   ---------   ---------
    Dilutive potential common shares          --        2,010       1,363       2,999


                                          Three Months Ended        Nine Months Ended
                                             September 30,           September 30,
                                          2001          2000       2001        2000
                                      ------------  -----------   --------   ----------

  Denominator for diluted earnings
  per share - adjusted weighted
  average shares                         137,730      139,840     139,073     137,485

Basic earnings (loss) per share        $   (0.28)   $    1.24   $    0.39   $    2.81
                                       =========    =========   =========   =========
Diluted earnings (loss) per
share                                  $   (0.28)   $    1.22   $    0.39   $    2.74
                                       =========    =========   =========   =========


Diluted earnings (loss) per share does not reflect the assumed conversion of convertible debentures because the effect would be antidilutive for all periods presented. For the quarter ended September 30, 2001, diluted earnings (loss) per share does not reflect the assumed exercise of stock options or other potentially dilutive securities as the effect would be antidilutive.

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


                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                         2001           2000            2001          2000
                                     -----------    -----------      ----------    -----------
Business Segment Information
(in thousands)

Net Sales:
  Passives                            $   189,192    $   457,183    $   834,270    $ 1,176,990
  Actives                                 143,101        212,601        439,925        644,459
                                      -----------    -----------    -----------    -----------
                                      $   332,293    $   669,784    $ 1,274,195    $ 1,821,449
                                      -----------    -----------    -----------    -----------

Operating Income (Loss):
  Passives                            $   (47,450)   $   174,652    $    53,707    $   387,729
  Actives                                   7,644         59,761         44,439        164,371
  Corporate                                (7,176)       (11,057)       (16,908)       (29,266)
  Amortization of goodwill                 (2,777)        (2,553)        (8,444)        (8,600)
                                      -----------    -----------    -----------    -----------
                                      $   (49,759)   $   220,813    $    72,794    $   514,234
                                      -----------    -----------    -----------    -----------

Note 5:   Comprehensive Income (Loss)

      Comprehensive income (loss) includes the following components (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          2001          2000           2001       2000
                                                       ----------    ----------    ----------  -----------
Net income (loss)                                       $ (39,152)   $ 171,111    $  54,100    $ 377,235

Cumulative effect of change
  in accounting principle                                      --           --           51           --
Other comprehensive income (loss):
  Foreign currency translation adjustment                  24,383      (29,464)       5,303      (47,696)
  Unrealized gain (loss) on interest rate swap             (2,781)          --       (4,839)          --
  Pension liability adjustment, net of tax                   (399)         362          136          639
                                                        ---------    ---------    ---------    ---------
Total other comprehensive income (loss)                    21,203      (29,102)         651      (47,057)
                                                        ---------    ---------    ---------    ---------
Comprehensive income (loss)                             $ (17,949)   $ 142,009    $  54,751    $ 330,178
                                                        =========    =========    =========    =========


Note 6:   Restructuring Expense

      The Company incurred restructuring expense of $11,802,000 for the quarter ended September 30, 2001. Restructuring of European and Israeli operations included $1,449,000 of employee termination costs covering 1,091 technical, production, administrative, and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. In the United States, $5,180,000 of restructuring expense relates to employee termination costs covering 561 technical, production, administrative and support employees. The remaining $5,173,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

      Restructuring expense was $47,078,000 for the nine months ended September 30, 2001. Restructuring of European and Israeli operations included $14,522,000 of employee termination costs covering approximately 2,876 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $10,633,000 of restructuring expense relates to termination costs for approximately 1,662 technical, production, administrative and support employees. The remaining $19,377,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

      The restructuring expense reflects a portion of the cost reduction programs currently being implemented by the Company. The Company expects to take additional restructuring charges of approximately $23 million during 2001. As of September 30, 2001, $21,081,000 of severance costs have been paid. The remaining $4,074,000 of severance costs, currently shown in other accrued expenses, should be paid by December 31, 2001.

Note 7:   Acquisitions

      In January 2001, the Company purchased Tansitor, a leading manufacturer of wet tantalum electrolytic capacitors and miniature conformal coated solid tantalum capacitors, for $18.2 million. The results of operations of Tansitor are included in the Company's results from January 1, 2001. Goodwill of $14,823,000 is being amortized over twenty years. The pro forma effect of this acquisition is not material.

      On July 27, 2001 the Company purchased from Infineon Technologies AG, Munich the Infineon infrared components business. The total purchase price for this transaction was $120 million, subject to adjustment. A partial payment of $78 million was made to Infineon Technologies AG, Munich on July 27, 2001. The payment was funded with cash on hand. Under the terms of the agreement, the Company purchased Infineon's U.S. development, marketing, and distribution activities located in the San Jose, California headquarters and a 19% interest in another Infineon subsidiary. Upon the transfer to the Company of the remaining 81% in this subsidiary, which is expected to occur within one year and which is contingent upon the completion of construction of a plant in Malaysia, the Company will pay the remaining $42 million of the purchase price. For the fiscal year ended September 30, 2000, the Infineon infrared components business had revenues of approximately $133 million. As a result of the acquisition of Infineon's infrared components business, the Company will become one of the largest suppliers outside of Japan of optocouplers, and the largest supplier worldwide of infrared data components transceivers (IRDC). The results of operations of Infineon's U.S. infrared components business are included in the Company's results from August 1, 2001. Goodwill of $19,464,000 was recorded based on the preliminary purchase allocation. Other assets includes $57,800,000 for the investment in the unconsolidated subsidiary of Infineon.

Note 8: Proposed Purchase of Siliconix Shares

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt this statement beginning January 1, 2002 and has not yet determined the impact of its adoption.

Note 10: Convertible Subordinated Debentures

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

      At any time on or before the maturity date, the LYONs are convertible into Vishay common stock at a rate of 17.6686 shares of common stock per $1,000 principal amount at maturity. The conversion rate may be adjusted under certain circumstances, but it will not be adjusted for accrued original issue discount.

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

Note 11: Tantalum and Palladium

      Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, the Company stockpiled tantalum ore in 2000 and early 2001. During the nine months ended September 30, 2001, the Company experienced a significant decrease in sales due to declining orders and the deferral or cancellation of existing orders. The Company's tantalum capacitor business was particularly impacted by the slowdown in sales. Prices for tantalum ore and powder decreased during this period. As a result, the Company has recorded in costs of products sold write-downs of $17,000,000 and $37,000,000, respectively, on tantalum during the quarter and nine months ended September 30, 2001. The Company has entered into long-term take or pay contracts to purchase specified quantities of tantalum powder and wire at fixed prices through 2005. Under these contracts, the annual tantalum purchase commitments are approximately $47,000,000 for 2001 and $150,000,000 for 2002 through 2005. In addition, the Company makes purchases of tantalum powder and wire from other suppliers under annual contracts at prices that are subject to periodic adjustment.

      Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found in primarily South Africa and Russia. Palladium is a commodity product subject to price volatility. The price of palladium has fluctuated in the range of approximately $201 to $970 per troy ounce during the last three years, and as of September 30, 2001, the price of palladium was $360 per troy ounce. During the quarter ended September 30, 2001, the Company recorded in costs of products sold a writedown of $18,000,000 on palladium inventories.

Note 12: Subsequent Events

      On November 2, 2001, the Company announced that it had completed the acquisition of General Semiconductor, Inc., a leading manufacturer of power management devices, following approval of the transaction and related matters by stockholders of the two companies. Shareholders of General Semiconductor received 0.563 shares of Vishay for each General Semiconductor share in a tax-free exchange. Approximately 21,298,140 shares of the Company's common stock were issued in the transaction. Options to purchase 4,240,660 shares of Vishay common stock were issued in exchange for General Semiconductor options. General Semiconductor also has outstanding $172.5 million principal amount of 5.75% convertible notes, which as a result of the acquisition are now convertible into approximately 6.3 million shares of Vishay common stock. Vishay also assumed other indebtedness of General Semiconductor in the amount of $85,000,000. The results of operations of General Semiconductor will be included in the Company's results as of November 2, 2001.

      In connection with the approval of the General Semiconductor transaction, the stockholders of the Company also approved an increase in the authorized capitalization of the Company. The authorized common stock was increased from 150,000,000 to 300,000,000 shares and the authorized Class B common stock was increased from 20,000,000 to 40,000,000 shares.

      On November 7, 2001, the Company acquired Yosemite Investment, Inc. d/b/a North American Capacitor Company, also known as Mallory, for $39 million. The Company borrowed funds from its revolving credit facility to finance the acquisition. With manufacturing facilities in Greencastle, Indiana and Glasgow, Kentucky, Mallory is a leading manufacturer of wet tantalum electrolytic capacitors and also manufactures aluminum and audible signal products. Mallory also markets and distributes aluminum, tantalum, film and ceramic capacitors. In the fiscal year ended October 31, 2001, Mallory had sales of approximately $44 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

       Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   2001        2000           2001      2000
                                 --------    --------       -------    -------

Costs of products sold              91.2   %    55.3   %      74.2  %   59.3   %
Gross profit                         8.8        44.7          25.8      40.7
Selling, general and
  administrative expenses           19.4        11.3          15.8      12.0
Operating income (loss)            (15.0)       33.0           5.7      28.2
Earnings (loss) before
  income taxes and
  minority interest                (15.4)       34.3           6.0      28.1
Net earnings (loss)                (11.8)       25.5           4.2      20.7

Effective tax rate (benefit)       (23.6)       22.8          24.7      22.5


Net Sales

      Net sales for the quarter and nine months ended September 30, 2001 decreased $337,491,000, or 50.4%, and $547,254,000, or 30.0%, from the comparable prior year periods. Both the passive and active components businesses contributed to this decrease. The net sales of the passive components business were $189,192,000 for the third quarter of 2001 as compared to $457,183,000 for the third quarter of 2000, a 59.0% decrease. For the nine months ended September 30, 2001, passive net sales were $834,270,000 as compared to $1,176,990,000 for the comparable prior year period, a 29.1% decrease. The decrease in quarterly and year to date sales in 2001 was primarily due to low volume and strong pricing pressure with respect to commodity products and tantalum molded capacitor products. The net sales of the active components business were $143,101,000 for the third quarter of 2001 as compared to $212,601,000 for the third quarter of 2000, a 32.7% decrease. For the nine months ended September 30, 2001, active net sales were $439,925,000 as compared to $644,459,000 for the comparable prior year period, a 31.7% decrease. The decrease in the active sales was primarily due to the decrease in net sales of Siliconix, of which Vishay owns 80.4%. Siliconix's net sales for the quarter ended September 30, 2001 were $67,478,000 as compared to $126,738,000 for the third quarter of 2000, a 46.8% decrease. Siliconix's net sales for the nine months ended September 30, 2001 were $228,903,000 as compared to $361,540,000 for the comparable period in 2000, a 36.7% decrease. Overall, the Company continues to experience a slowdown in orders. The strengthening of the U.S. dollar against foreign currencies had the effect of decreasing reported net sales by $819,000 and $22,314,000 for the quarter and nine months ended September 30, 2001, respectively, as compared to the comparable prior year periods.

Costs of Products Sold

      Costs of products sold for the quarter and nine months ended September 30, 2001 were 91.2% and 74.2% of net sales, respectively, as compared to 55.3% and 59.3% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 2001 was 8.8% and 25.8%, respectively, as compared to 44.7% and 40.7% for the comparable prior year periods.

       The passive components business gross profit margins for the quarter and nine months ended September 30, 2001 were (3.5%) and 24.8%, respectively, as compared to 46.2% and 41.4% for the comparable prior year periods. Strong pricing pressure, particularly with respect to commodity products, excess capacity and higher costs for palladium and tantalum powder contributed to the decline in profitability. Additionally, write-downs of $35,000,000 and $55,000,000 on tantalum and palladium inventories were taken during the quarter and nine months ended September 30, 2001, respectively, negatively impacting profitability.

      The active components business gross profit margins for the quarter and nine months ended September 30, 2001 were 25.2% and 27.7%, respectively, as compared to 41.4% and 39.4% for the comparable prior year periods. The Siliconix operation was primarily responsible for this decrease. The gross profit margins for Siliconix for the quarter and nine months ended September 30, 2001 were 20.2% and 26.7%, respectively, as compared to 45.6% and 46.0% for the comparable prior year periods. Reduced demand and pricing pressures caused by excess industry capacity were primarily responsible for the decrease in gross margins.

      Israeli government grants, recorded as a reduction of costs of products sold, for the quarter and nine months ended September 30, 2001 were $5,072,000 and $14,269,000, respectively, as compared to $3,987,000 and $11,404,000 for the comparable prior year periods. Future grants and other incentive programs offered to the Company by the Israeli government will likely depend on the Company's continuing to increase capital investment and the number of Company employees in Israel. Deferred income at September 30, 2001 relating to Israeli government grants was $57,785,000 as compared to $55,162,000 at December 31, 2000.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the quarter and nine months ended September 30, 2001 were 19.4% and 15.8% of net sales, respectively, as compared to 11.3% and 12.0% of net sales for the comparable prior year periods. The higher percentages in 2001 were due to reduced sales levels. Selling, general and administrative expenses decreased by $11,442,000 and $17,377,000 for the quarter and nine months ended September 30, 2001, respectively, as compared to the comparable prior year periods. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis on reducing headcount in high labor cost countries.

Restructuring Expense

      The Company incurred restructuring expense of $11,802,000 for the quarter ended September 30, 2001. Restructuring of European and Israeli operations included $1,449,000 of employee termination costs covering 1,091 technical, production, administrative, and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. In the United States, $5,180,000 of restructuring expense relates to employee termination costs covering 561 technical, production, administrative and support employees. The remaining $5,173,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

      Restructuring expense was $47,078,000 for the nine months ended September 30, 2001. Restructuring of European and Israeli operations included $14,522,000 of employee termination costs covering approximately 2,876 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that is no longer in use. In the United States, $10,633,000 of restructuring expense relates to termination costs for approximately 1,662 technical, production, administrative and support employees. The remaining $19,377,000 of restructuring expense relates to the non-cash writedown of buildings and equipment that is no longer in use.

      The restructuring expense reflects a portion of the cost reduction programs currently being implemented by the Company. The Company expects to take additional restructuring charges of approximately $23 million during 2001. As of September 30, 2001, $21,081,000 of severance costs have been paid. The remaining $4,074,000 of severance costs, currently shown in other accrued expenses, should be paid by December 31, 2001.

Interest Expense

      Interest expense for the quarter ended September 30, 2001 increased by $1,013,000 when compared to the comparable prior year period. This slight increase was due to the interest recorded on the Company's zero-coupon subordinated notes due 2021 known as LYONs. For the nine months ended September 30, 2001, interest expense decreased by $12,458,000 as compared to the comparable prior year period. This decrease was a result of lower outstanding bank borrowings in 2001 as compared to the prior year. During the second quarter of 2001, the Company paid down the debt under its revolving credit agreement with the proceeds received from the issuance of the LYONs (see Note 10).

Other Income

      Other income for the quarter and nine months ended September 30, 2001 was $2,035,000 and $14,599,000, respectively, as compared to $618,000 and $3,158,000 for the comparable prior year periods. These increases were primarily due to increases in interest income and foreign exchange gains.

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

Minority Interest

      Minority interest for the quarter and nine months ended September 30, 2001 decreased by $6,326,000 and $15,448,000, respectively, as compared to the comparable prior year periods, primarily due to the decrease in net earnings of Siliconix.

Income Taxes

      The effective tax rate for the nine months ended September 30, 2001 was 24.7% as compared to 22.5% for the comparable prior year period. The continuing low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $6,560,000 and $62,490,000 for the nine months ended September 30, 2001 and 2000, respectively. The more favorable Israeli tax rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.

Financial Condition and Liquidity

      Cash flows from operations were $138,083,000 for the nine months ended September 30, 2001 as compared to $419,862,000 for the comparable prior year period. The decrease in cash generated from operations in 2001 was primarily due to a decrease in net earnings as compared to the prior year period. Net purchases of property and equipment were $129,260,000 for the nine months ended September 30, 2001 as compared to $148,133,000 for the comparable prior year period. Cash and cash equivalents at September 30, 2001 increased by $73,660,000 as compared to December 31, 2000. The Company's financial condition at September 30, 2001 was strong, with a current ratio of 4.63 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .16 to 1 at September 30, 2001 as compared to .08 to 1 at December 31, 2000.

      On June 4, 2001, the Company completed a private placement of LYONs (see
Note 10). The net proceeds of $294,096,000 were used to pay down existing bank debt, providing the Company flexibility with its revolving credit facility to fund future acquisitions. On November 2, 2001, the Company acquired General Semiconductor, Inc. in a stock-for-stock transaction (see Note 12), and borrowed $140,000,000 under its revolving credit facility. The funds were used to pay down the revolving bank debt of General Semiconductor and to finance the acquisition of Mallory. In connection with their approval of the General Semiconductor transaction, the stockholders of the Company also approved an increase in the capitalization of the Company to 300,000,000 shares of common stock and 40,000,000 shares of Class B convertible common stock. A portion of the additional authorized shares of common stock was required for issuance in the General Semiconductor acquisition and to accommodate the exercise of outstanding stock options. Shares of common stock not used for those purposes are available for future acquisitions, stock option grants, stock dividends and stock splits, and capital raising transactions. The additional authorized shares of Class B common stock are available for future stock dividends and stock splits. The Company has no current plans for any such transactions.

Pending Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002, except that the new rules are effective for any business combination that is completed after June 30, 2001. The Company has not yet determined what the effect of these statements will be on the earnings and financial position of the Company.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt this statement beginning January 1, 2002 and has not yet determined the impact of its adoption.

Inflation

      Normally inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. At September 30, 2001, there was no outstanding balance under this facility. In connection with the acquisitions of General Semiconductor and Mallory (see Note 12), the Company borrowed $140,000,000 under its revolving credit facility.

      On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. As of September 30, 2001, a fixed rate swap agreement was in place on a notional amount of $100,000,000. The impact of interest rate instruments on the Company's results of operations was not significant.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

            On April 25, 2001, Siliconix filed a patent infringement lawsuit against General Semiconductor. The suit was filed in the United States District Court for the Northern District of California and alleged that certain General Semiconductor products infringe two patents held by Siliconix. On July 2, 2001, General Semiconductor filed and served its answer to the Siliconix complaint and asserted counterclaims against Siliconix. On August 3, 2001, Siliconix filed a motion to dismiss or strike certain affirmative defense alleged by General Semiconductor in its answer and to dismiss or strike down all General Semiconductor counterclaims. This motion is scheduled to be heard on January 11, 2002.



Item 6.  Exhibits and Reports on Form 8-K

         Not applicable.

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


Date: November 14, 2001