Form 10-Q
period 2002-03-31
VISHAY INTERTECHNOLOGY INC
filed 2002-05-15
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                               --------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 13, 2002 registrant had 144,065,269 shares of its Common Stock and 15,383,663 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2002

                                    CONTENTS


                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

           Item 1. Consolidated Condensed Balance Sheets -
                     March 31, 2002 and December 31, 2001                     3


                   Consolidated Condensed Statements of Operations -
                     Three Months Ended March 31, 2002 and 2001               5


                   Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended March 31, 2002 and 2001               6


                   Notes to Consolidated Condensed Financial Statements       7


           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12


PART II.    OTHER INFORMATION                                                20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                       March 31,    December 31,
ASSETS                                                   2002          2001
                                                     -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents                          $   380,325    $   367,115
  Accounts receivable                                    368,604        382,358
  Inventories:
    Finished goods                                       221,747        260,161
    Work in process                                      129,143        136,842
    Raw materials                                        174,671        204,454
  Deferred income taxes                                   68,248         63,084
  Prepaid expenses and other current assets              151,772        160,613
                                                     -----------    -----------
                TOTAL CURRENT ASSETS                   1,494,510      1,574,627



PROPERTY AND EQUIPMENT - AT COST
  Land                                                    93,582         92,311
  Buildings and improvements                             291,967        289,672
  Machinery and equipment                              1,396,267      1,397,262
  Construction in progress                                79,234         82,269
  Allowance for depreciation                            (718,148)      (693,981)
                                                     -----------    -----------
                                                       1,142,902      1,167,533


GOODWILL                                               1,085,570      1,077,790

OTHER INTANGIBLE ASSETS                                   82,162         83,337

OTHER ASSETS                                              57,839         48,236
                                                     -----------    -----------
                                                     $ 3,862,983    $ 3,951,523
                                                     ===========    ===========

                                                    March 31,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2002             2001
                                                  -------------    -------------

CURRENT LIABILITIES
  Notes payable to banks                           $     1,104      $    11,241
  Trade accounts payable                                89,263           89,467
  Payroll and related expenses                          68,808           71,841
  Other accrued expenses                               274,821          292,596
  Income taxes                                           5,066           13,081
  Current portion of long-term debt                        223              367
                                                   -----------      -----------
        TOTAL CURRENT LIABILITIES                      439,285          478,593

LONG-TERM DEBT                                         557,096          605,031

DEFERRED INCOME TAXES                                   86,656           90,340

DEFERRED INCOME                                         52,587           57,208

MINORITY INTEREST                                       68,060           66,516

OTHER LIABILITIES                                      140,673          139,273

ACCRUED PENSION COSTS                                  146,841          148,017

STOCKHOLDERS' EQUITY
  Common Stock                                          14,395           14,380
  Class B Common Stock                                   1,550            1,550
  Capital in excess of par value                     1,868,302        1,865,979
  Retained earnings                                    618,388          615,968
  Accumulated other comprehensive loss                (130,109)        (130,411)
  Unearned compensation                                   (741)            (921)
                                                   -----------      -----------
                                                     2,371,785        2,366,545
                                                   -----------      -----------
                                                   $ 3,862,983      $ 3,951,523
                                                   ===========      ===========

            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                             Three Months Ended
                                                                 March 31,
                                                            2002         2001
                                                         ---------    ---------

Net sales                                                $ 434,140    $ 558,465
Costs of products sold                                     347,203      359,611
                                                         ---------    ---------
                            GROSS PROFIT                    86,937      198,854

Selling, general, and administrative expenses               74,659       72,229
Restructuring expense                                        3,024        5,971
Amortization of goodwill                                      --          2,915
                                                         ---------    ---------
                            OPERATING INCOME                 9,254      117,739

Other income (expense):
  Interest expense                                          (6,909)      (2,938)
  Other                                                      2,549        4,737
                                                         ---------    ---------
                                                            (4,360)       1,799
                                                         ---------    ---------

   EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST        4,894      119,538

Income taxes                                                   807       26,921
Minority interest                                            1,667        2,491
                                                         ---------    ---------

                            NET EARNINGS                 $   2,420    $  90,126
                                                         =========    =========


Basic earnings per share                                 $    0.02    $    0.65

Diluted earnings per share                               $    0.02    $    0.65

Weighted average shares outstanding - basic                159,177      137,690

Weighted average shares outstanding - diluted              160,605      138,916


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                            2002         2001
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net earnings                                           $   2,420    $  90,126
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         45,889       39,493
      Gain (loss) on disposal of property and equipment         (9)          19
      Amortization of imputed interest                       2,305         --
      Minority interest in net earnings of consolidated
        subsidiaries                                         1,667        2,491
      Other                                                 (9,537)      14,875
      Changes in operating assets and liabilities           68,499     (131,605)
                                                         ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              111,234       15,399

INVESTING ACTIVITIES
  Purchase of property and equipment                       (14,073)     (54,311)
  Proceeds from sale of property and equipment               4,677        1,018
  Purchase of businesses, net of cash acquired             (26,938)     (18,251)
                                                         ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                  (36,334)     (71,544)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                           153          116
  Principal payments on long-term debt                        (380)        --
  Net proceeds (payments) on revolving credit lines        (50,311)     112,356
  Net changes in short-term borrowings                     (10,119)      (6,509)
  Common stock repurchase                                     --           (851)
  Proceeds from stock options exercised                        338          188
                                                         ---------    ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (60,319)     105,300
Effect of exchange rate changes on cash                     (1,371)      (4,194)
                                                         ---------    ---------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                      13,210       44,961

Cash and cash equivalents at beginning of period           367,115      337,213
                                                         ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 380,325    $ 382,174
                                                         =========    =========

            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

Note 1:   Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the first three months of 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Change in Accounting

      Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the first quarter of 2001 would have resulted in an increase in net income of $2,740,000 or $0.02 per share.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and requires that intangible assets that meet certain criteria be recognized apart from goodwill. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives should continue to be amortized over their estimated useful lives.

      The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. The Company has assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. Completed technology is being amortized over useful lives of seven to ten years. Estimated amortization expense for each of the next five years is approximately $5,414,000.

      SFAS 142 requires the Company to perform transitional impairment tests of its trademarks and goodwill as of January 1, 2002 as well perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the trademarks or goodwill may be impaired. An impairment charge will be recognized for the Company's trademarks when the estimated fair value of the trademarks is less than the carrying amount. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of a reporting unit, including the goodwill, is less than its carrying amount.

      The Company has completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks, as determined by an independent appraiser, was measured as the discounted cash flow savings realized from owning such trademarks and not having to pay a royalty for their use. No impairment of the trademarks was determined to exist at January 1, 2002.

      The Company expects to perform the first step of a two-step goodwill impairment test, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. The first step of the goodwill impairment test is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has not yet determined what the effect of this test will be on the earnings and financial position of the Company. Any impairment loss resulting from this goodwill transitional impairment test will be reflected as the cumulative effect of a change in accounting principle for the three months ended March 31, 2002, regardless of the interim period in which the measurement of the loss is completed.

Note 3:   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                           Three Months Ended
                                                                March 31,
                                                           2002           2001
                                                         --------       -------
Numerator:
  Net income                                             $  2,420       $ 90,126
                                                         --------       --------

Denominator:
  Denominator for basic
  earnings per share -                                    159,177        137,690
  weighted average shares

Effect of dilutive securities:

  Employee stock options                                    1,288          1,065
  Other                                                       140            161
                                                         --------       --------
  Dilutive potential common shares                          1,428          1,226

  Denominator for diluted earnings
  per share - adjusted weighted average
  shares                                                  160,605        138,916

Basic earnings per share                                 $   0.02       $   0.65
                                                         ========       ========

Diluted earnings per share                               $   0.02       $   0.65
                                                         ========       ========

      Diluted earnings per share does not reflect the assumed conversion of convertible notes because the effect would be antidilutive for all periods presented.

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


                                                       Three Months Ended
                                                           March 31,
                                                     2002               2001
                                                   --------           ---------
Business Segment Information
(in thousands)

Net Sales:
  Passives                                         $ 184,572          $ 393,485
  Actives                                            249,568            164,980
                                                   ---------          ---------
                                                   $ 434,140          $ 558,465
                                                   ---------          ---------

Operating Income:
  Passives                                         $ (15,774)         $ 100,020
  Actives                                             29,269             25,701
  Corporate                                           (4,241)            (5,067)
  Amortization of goodwill                              --               (2,915)
                                                   ---------          ---------
                                                   $   9,254          $ 117,739
                                                   ---------          ---------

Note 5:   Comprehensive Income

      Comprehensive income includes the following components (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                            2002        2001
                                                         ----------  -----------

Net Income                                               $  2,420      $ 90,126

Cumulative effect of change
         in accounting principle                             --              51
Other comprehensive income (loss):
   Foreign currency translation adjustment                  8,148       (18,733)
   Unrealized loss on interest rate swap                   (1,580)       (2,238)
   Pension liability adjustment,  net of tax               (6,265)          326
                                                         --------      --------
Total other comprehensive income (loss)                       302       (20,645)
                                                         --------      --------

Comprehensive income                                     $  2,722      $ 69,532
                                                         ========      ========

Note 6:   Restructuring Expense

      The Company recorded restructuring expense of $3,024,000 for the quarter ended March 31, 2002. Restructuring of European and Israeli operations included $1,292,000 of employee termination costs covering approximately 234 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $1,732,000 of restructuring expense related to termination costs for approximately 194 technical, production, administrative and support employees located in the United States. The restructuring expense was part of the cost reduction programs currently being implemented by the Company.

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

      Restructuring expense was $61,908,000 for the year ended December 31, 2001. Restructuring of European, Asia Pacific, and Israeli operations included $27,064,000 of employee termination costs covering approximately 3,778 technical, production, administrative and support employees located in Austria, France, Germany, Hungary, Israel, the Philippines and Portugal. Our European operations also recorded $2,191,000 of noncash costs associated with the write-down of buildings and equipment that are no longer in use. In the United States, $13,870,000 of restructuring expense related to termination costs for approximately 1,885 technical, production, administrative and support employees. The remaining $18,783,000 of restructuring expense related to the noncash write-down of buildings and equipment that are no longer in use. As of March 31, 2002, $32,155,000 of severance costs have been paid. The remaining $8,779,000 of severance costs, currently shown in other accrued expenses, should be paid by December 31, 2002.

Note 7:   Acquisitions

      On January 31, 2002, the Company announced the acquisition of the transducer and strain gage businesses of Sensortronics, Inc. Sensortronics is a leading manufacturer of load cells and torque transducers for domestic and international customers in a wide range of industries with manufacturing facilities in Covina, California, Costa Rica, and India. The acquisition includes the wholly owned subsidiary of Sensortronics, JP Technologies, a manufacturer of strain gages, located in San Bernardino, California. In the calendar year ended December 31, 2001, the acquired businesses had sales of approximately $16 million. The purchase price was $10,000,000, which was funded from cash on hand. The purchase price has been preliminary allocated, resulting in goodwill of $3,027,000. The results of operations of Sensortronics are included in the results of the passive segment from January 31, 2002.

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

On November 2, 2001, the Company acquired General Semiconductor, Inc. a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by stockholders of the two companies. Stockholders of General Semiconductor received 0.563 shares of Vishay Common Stock for each General Semiconductor share in a tax-free exchange (21,305,127 shares). Vested options to purchase 4,282,000 shares of Vishay Common Stock were issued in exchange for General Semiconductor options. General Semiconductor also had outstanding $172.5 million principal amount of 5.75% convertible notes, which as a result of the acquisition are now convertible into approximately 6.3 million shares of Vishay Common Stock. The results of operations of General Semiconductor were included in the results of the actives segment from November 2, 2001. Under purchase accounting, the total purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is based on an evaluation of the fair value of General Semiconductor's tangible and identifiable intangible assets acquired and liabilities assumed at the date of the merger.

On November 7, 2001, the Company acquired Yosemite Investment, Inc. d/b/a North American Capacitor Company, also known as Mallory, for approximately $45 million in cash. With manufacturing facilities in Greencastle, Indiana and Glasgow, Kentucky, Mallory is a leading manufacturer of wet tantalum electrolytic capacitors, among other businesses. Subsequently, in February 2002, Vishay sold the audible signals business of Mallory for $4,925,000, consisting of $3,925,000 in cash and a $1,000,000 promissory note.

As a result of the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $88,242,000 of these liabilities relate to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $6,401,000 relate to provisions for lease cancellations and other costs. The liability at March 31, 2002 of $ 76,511,000 is recorded in other accrued expenses and is expected to be paid out by the first quarter of 2003.

Had the acquisitions been made as of January 1, 2001, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                          Three Months
                                          Ended 3/31/01

Net sales                                 $ 704,029
Net earnings                              $  87,972

Basic earnings per share                  $    0.55
Diluted earnings per share                $    0.55

Note 8: Subsequent Events

      On April 1, 2002, the Company sold the resale business of Mallory for $8.8 million, consisting of $7.6 million in cash and a $1.2 million subordinated promissory note.

      On April 15, 2002, the Company announced that it had been sued by Cabot Corporation in the Superior Court of the Commonwealth of Massachusetts alleging that Vishay and/or its subsidiaries breached agreements for the supply by Cabot to Vishay of tantalum powder and wire. The action arises out of two tantalum supply agreements entered into between Cabot and a Vishay subsidiary in July and November 2000. These agreements require the subsidiary to purchase and Cabot to sell certain minimum amounts of tantalum powder and tantalum wire in the years 2001 through 2005. Vishay uses tantalum products in the manufacture of its line of tantalum capacitors. Cabot asks the court to require the Company to provide Cabot with identification of the particular tantalum products that Vishay intends to purchase under the November agreement at appropriate intervals during the year; to require the Company to inspect tantalum products that Cabot manufactures for Vishay when and as they are produced and tendered by Cabot in order to confirm that they meet specifications; to require the Company to purchase the annual minimum quantities of tantalum products at regular periodic intervals throughout the year; to enter a judgment in favor of Cabot in an amount to be determined for breach of the July agreement and declaring Cabot's entitlement to cancel that agreement; and to order other unspecified declarations of rights and obligations of the parties. The Company believes that its subsidiary that is a party to the Cabot agreements has sound defenses to all of the claims raised by Cabot and has complied with its obligations under the agreements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


Results of Operations

Overview

            Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. Vishay is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. Historically, the passive components business has predominated at Vishay. However, following the acquisition of General Semiconductor in November 2001, for the first time in the Company's history the predominance has shifted to active components. In the first quarter of 2002, revenues were derived 57% from the Company's active business and 43% from its passive business. Actives also represented approximately 62% of the Company's orders at March 31, 2002. The Company intends that this shift will continue on a going forward basis.

      The results for the first quarter 2002 show clear signs of a recovery in the active business, as well as the beginnings of a recovery in the passive components business. The Company has observed particular improvements in computers, mainly laptops, and in the automotive and consumer end markets, hints of recovery in telecommunication networks and a leveling off of the decline in mobile phones. This follows a difficult 2001, in which the electronic components business generally was depressed both in the United States and much of the world. The leading recovery in actives is consistent with the Company's experience from prior recessionary periods, in which recovery in the passive component business has trailed the recovery in the discrete semiconductor business. The Company's book-to-bill ratio for the for the 2002 first quarter was 1.14, reflecting a book-to-bill for the discrete semiconductor business of
1.22 and a book-to-bill ratio for the passive business of 1.02. This is the first time in six quarters that the Company's book-to-bill ratio was greater than one. Another indication of impending recovery is the Company's backlog, which increased by $60 million, from $337 million at the end of fiscal 2001 to $397 million at March 31, 2002. The Company has also noted a substantial increase in short-term orders and a drop in cancellation of orders in backlog.

      The following table shows the end-of-period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the first quarter of 2001 through the first quarter of 2002.


                 1st Quarter     2nd Quarter        3rd Quarter       4th Quarter        1st Quarter
                -------------    ------------       ------------      ------------       ------------
                    2001             2001               2001               2001              2002
                    ----             ----               ----               ----              ----

End of Period   $ 505,732,000    $ 342,144,000    $   302,754,000   $   337,883,000   $   396,900,000
Backlog                                                  (1)              (1) (2)           (1) (2)

Book-to-Bill         0.53             0.59                0.77             0.89              1.14
Ratio

(1)  Includes $18,900,000, $15,600,000 and $17,100,000 of backlog attributable to Infineon's optoelectric infrared component business for the third quarter of 2001, the fourth quarter of 2001 and the first quarter of 2002, respectively.

(2) Includes $70,360,000 and $93,700,000 of backlog attributable to the business of General Semiconductor for the fourth quarter of 2001 and the first quarter of 2002, respectively.


      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the first quarter of 2001 and through the first quarter of 2002:


 Sales ($)/      1st Quarter        2nd Quarter     3rd Quarter       4th Quarter      1st Quarter
Book-to-bill          2001              2001           2001               2001            2002
------------     ------------       ------------    ------------    -------------    --------------

  Passive      $   393,485,000   $   250,973,000   $188,708,000     $ 178,295,000    $ 184,572,000
 Components           0.49              0.49            0.72              0.83             1.02

   Active      $   164,980,000   $   132,464,000   $143,585,000     $ 202,856,000    $ 249,568,000
 Components           0.64              0.79            (1)             (1) (2)          (1) (2)
                                                        0.84              0.94             1.22

(1)  Includes $8,200,000, $16,800,000 and $15,877,000 attributable to Infineon's optoelectric infrared components business for the third quarter of 2001, the fourth quarter of 2001 and the first quarter of 2002, respectively.

(2) Includes $51,274,000 and $80,806,000 attributable to General Semiconductor for the fourth quarter of 2001 and the first quarter of 2002, respectively.

      The Company continued with its cost control programs in the first quarter of 2002. Total headcount decreased by approximately 1,000 positions from 21,410 at December 31, 2001 to 20,441 at March 31, 2002. A major element of the Company's cost control strategy has been to position its manufacturing facilities to the extent practicable in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 63% at the end of the first 2002 quarter, a 2% increase over the prior quarter. The Company continues to target improvement in this area. Also in the first quarter of 2002, the Company completed the closure of three production facilities in the U.S., Germany and France, completed the integration of the Infineon production facility in Malaysia and was ahead of plan to integrate the business of General Semiconductor. The integration of General Semiconductor, including facility rationalization and sales and workforce reductions, is expected to yield significant annualized savings.


       Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                                  Three Months ended
                                                       March 31,
                                                    2002       2001
                                                    ----       ----

Costs of products sold                              80.0%       64.4%

Gross profit                                        20.0        35.6
Selling, general, and
administrative                                      17.2        12.9
  Expenses

Operating income                                     2.1        21.1
Earnings before income taxes and
minority interest                                    1.1        21.4

Effective tax rate                                  16.5        22.5
Net earnings                                         0.6        16.1

Net Sales, Gross Profits and Margins

      First quarter net sales for 2002 decreased by $124,325,000 or 22.3% from $558,465,000 in the first quarter of 2001 to $434,140,000 in the first quarter of 2002. The decrease in revenues reflects the continuing effects of the downturn in the electronics industry experienced in 2001, particularly in the passive segment, and resulted from both lower unit sales volume and substantial downward pricing pressure. The decline was particularly pronounced in our commodity passive components products such as capacitors and resistors. It was found in virtually all of our end markets, with wireless communications and computers being most affected. The decreased revenues from passive components were offset in part by an increase in active component revenue. The increase in active sales was attributable to the acquisition of the infrared business of Infineon in July 2001 and of General Semiconductor in November 2001. Excluding the effects of these acquisitions, revenues for the first quarter of 2002 would have declined by an additional 17% as compared with the prior year quarter.

      Costs of products sold as a percentage of net sales were 80.0% for the quarter ended March 31, 2002 as compared to 64.4% for the prior year's quarter. Gross profit, as a percentage of net sales, for the quarter ended March 31, 2002 was 20.0% as compared to 35.6% for the prior year's quarter. The erosion in profit margins, in both the active and passive segments, reflects lower prices in 2002, and in the passive segment lower volume, offset, to some extent, by a reduction in fixed costs during the year.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components

                                  Quarter Ended March 31
                                   2002            2001
                                   ----            ----

    Net Sales                 $184,572,000      $393,485,000
    Gross Profit Margin            10.8%            37.6%


      Net sales of passive components for the quarter ended March 31, 2002 decreased by $208,913,000 or 53.1% from sales of the comparable prior year period. Without the acquisitions of Mallory in November 2001 and Sensortronics in January 2002, the passive components business would have decreased by an additional $10.9 million on a total of 55.9%. The decrease in net sales was primarily due to low volume and strong pricing pressure with respect to commodity products and tantalum molded capacitor products. The decrease in the passive components business gross profit margin in 2002 was related to strong pricing pressure, particularly with respect to commodity products, excess capacity and higher costs for palladium and tantalum powder. In contrast to the commodity side of the business, prices for specialty resistors and capacitors showed little or no decline during the quarter. The lingering weakness in demand on the commodity side of the passive business is reflected in plant utilization, which continues to be at or below 50% for these products.

      Net sales of the passive components business increased by $8,208,000 or 4.7% compared to the quarter ended December 31, 2001, reflecting some signs of an impending recovery.

      Active Components

                                  Quarter Ended March 31
                                   2002            2001
                                   ----            ----

    Net Sales                 $249,568,000      $164,980,000
    Gross Profit Margin            26.9%            31.0%


      Net sales of the active components business for the quarter ended March 31, 2002 increased by $84,588,000 or 51.3% from comparable sales of the prior year period. The increase in the active components business net sales was primarily due to the acquisition of the infrared business of Infineon and of General Semiconductor. Net sales for the quarter ended March 31, 2002 relating to Infineon and General Semiconductor were $15,877,000 and $80,806,000, respectively. Without the acquisitions, the active components business for the quarter ended March 31, 2002 would have decreased by $12,095,000 or 7.3%. This decrease reflects in particular the downturn in the computer and cellular phone handset markets, which resulted in reduced demand for the Company's products.

      Net sales of the active components business increased by $44,781,000 or 21.9% from the quarter ended December 31, 2001. In part, this increase reflects the acquisition of General Semiconductor, which was included in the Company's results for all of the first quarter of 2002 but only the last two months of the fourth quarter of 2001. However, it also reflects a general improvement in business at General Semiconductor and at Siliconix. The improvement resulted from increased demand in the notebook computer, game console, digital camera and other consumer product end markets. Certain of the Company's plants in the active segment have ramped up to full capacity, with expansion being planned if current demand continues.


Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the first quarter of 2002 were 17.2% of net sales, as compared to 12.9% of net sales for the first quarter of 2001. The increase in the percentage of selling, general and administrative expenses is due to lower net sales in the first quarter 2002. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries.

Restructuring Expense

      The Company incurred restructuring expenses of $3,024,000 for the quarter ended March 31, 2002. Restructuring of European and Israeli operations included $1,292,000 of employee termination costs covering approximately 234 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $1,732,000 of restructuring expense related to termination costs for approximately 194 technical, production, administrative and support employees located in the United States. The restructuring expense was part of the cost reduction programs currently being implemented by the Company.

Interest Expense

      Interest expense for the first quarter of 2002 increased by $3,971,000 as compared to the first quarter of 2001. This increase was primarily a result of the $172,500,000 principal amount of 5.75% Convertible Subordinated Notes of General Semiconductor and $85,000,000 of bank debt of General Semiconductor, which was acquired in November 2001.

Other Income

      Other income was $2,549,000 for the quarter ended March 31, 2002 as compared to $4,737,000 for the quarter ended March 31, 2001. The 2002 amount includes interest income of $1,729,000 as compared to interest income of $4,625,000 for the first quarter of 2001. The decrease in interest income for the quarter ended March 31, 2002 as compared to the comparable prior year period is primarily due to lower interest rates. Foreign exchange gains were $713,000 for the quarter ended March 31, 2002 as compared to foreign exchange gains of $219,000 for the quarter ended March 31, 2001.

Minority Interest

      Minority interest for the first quarter of 2002 decreased by $824,000 as compared to the first quarter of 2001 primarily due to the decrease in net earnings of Siliconix.

Income Taxes

      The effective tax rate for the first quarter of 2002 was 16.5% as compared to 22.5% for the first quarter of 2001. The effective tax rate for the first quarter 2002 was impacted by pretax earnings being earned in low tax rate jurisdictions and restructuring expense being incurred in high tax rate jurisdictions. The tax rate for 2002 is currently expected to be in the range of 22-24%.

       The Company enjoys favorable Israeli tax rates, which are applied to specific approved projects and are normally available for a period of ten or fifteen years. The low tax rates in Israel applicable to the Company ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied. The Company experienced losses on its operations in Israel during the first quarter of 2002. Consequently, application of the Israeli tax rates resulted in a decrease in net earnings of $1,044,000 for the quarter, compared to an increase in net earnings of $12,000,000 for the first quarter of 2001. The first quarter losses in Israel are not expected to be indicative of results in Israel for the full year 2002.

Financial Condition and Liquidity

      Cash flows from operations were $111,234,000 for the first quarter of 2002 as compared to $15,399,000 for the first quarter of 2001. The increase in cash generated from operations reflects improved working capital management, including reductions in inventory and accounts receivable, partially offset by decreased net earnings from the first quarter of 2001. The inventory contraction reflects production adjustments implemented by the Company in March 2001 in response to the business slowdown in order to control inventory levels. Net purchases of property and equipment in the first quarter of 2002 were $14,073,000 as compared to $54,311,000 in the first quarter of 2001, reflecting the Company's efforts to control capital spending. The Company paid down $50,311,000 on its revolving credit lines during the first quarter of 2002, primarily from the cash generated from operations. Cash and cash equivalents increased by $13,210,000 as compared to December 31, 2001. The Company's financial condition at March 31, 2002 was strong, with a current ratio of 3.40 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .23 to 1 at March 31, 2002 as compared to .13 to 1 at March 31, 2001 and .26 to 1 at December 31, 2001.

      We believe that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, and opportunistic acquisitions during the next twelve months.

Inflation

      Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

Safe Harbor Statement

      Statements in this report that are not clearly historical are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These include, but are not limited to, anticipated results for the rest of the 2002 year and expectations with respect to recoveries in the economic and business climate in general and the Company's businesses in particular. All forward-looking statements made by or on behalf of the Company involve risks, uncertainties and contingencies, whether they are contained in this report or other reports and documents filed with the Securities and Exchange Commission, in press releases or in communications and discussions with investors and analysts through meetings, web casts, phone calls and conference calls. Many of these risks, uncertainties and contingencies are beyond the Company's control, and they may cause actual results, performance or achievements to differ materially from those anticipated. Please refer to the Company's 2001 Annual Report on Form 10-K for important factors that could cause the Company's actual results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At March 31, 2002, a fixed rate swap agreement with a notional amount of $100,000,000 was in place. On March 31, 2002, the Company paid down $50,000,000 of its existing credit facility and its balance as of that date is $75,000,000. The impact of interest rate instruments for the quarter ended March 31, 2002 on the Company's results of operations was not significant.

                          VISHAY INTERTECHNOLOGY, INC.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

                  On April 15, 2002, the Company announced that it had been sued by Cabot Corporation in the Superior Court of the Commonwealth of Massachusetts alleging that Vishay and/or its subsidiaries breached agreements for the supply by Cabot to Vishay of tantalum powder and wire. The action arises out of two tantalum supply agreements entered into between Cabot and a Vishay subsidiary in July and November 2000. These agreements require the subsidiary to purchase and Cabot to sell certain minimum amounts of tantalum powder and tantalum wire in the years 2001 through 2005. Vishay uses tantalum products in the manufacture of its line of tantalum capacitors. Cabot asks the court to require the Company to provide Cabot with identification of the particular tantalum products that Vishay intends to purchase under the November agreement at appropriate intervals during the year; to require the Company to inspect tantalum products that Cabot manufactures for Vishay when and as they are produced and tendered by Cabot in order to confirm that they meet specifications; to require the Company to purchase the annual minimum quantities of tantalum products at regular periodic intervals throughout the year; to enter a judgment in favor of Cabot in an amount to be determined for breach of the July agreement and declaring Cabot's entitlement to cancel that agreement; and to order other unspecified declarations of rights and obligations of the parties. The Company believes that its subsidiary that is a party to the Cabot agreements has sound defenses to all of the claims raised by Cabot and has complied with its obligations under the agreements.


Item 2.     Changes in Securities
                  Not applicable

Item 3.     Defaults Upon Senior Securities
                  Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5.     Other Information
                  Not applicable

Item 6.     Exhibits and Reports on Form 8-K
                  Not applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                                 -----------------------------------------
                                 Richard N. Grubb
                                 Executive Vice President, Treasurer
                                 (Duly Authorized and Chief Financial Officer)


Date: May 14, 2002