Form 10-Q
period 2002-06-30
VISHAY INTERTECHNOLOGY INC
filed 2002-08-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2002
                               --------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of August 13, 2002 registrant had 144,279,735 shares of its Common Stock and 15,383,476 shares of its Class B Common Stock outstanding.

                         VISHAY INTERTECHNOLOGY, INC.

                                  FORM 10-Q

                                June 30, 2002

                                   CONTENTS



                                                                    Page Number
                                                                    ------------
PART I.         FINANCIAL INFORMATION

        Item 1. Consolidated Condensed Balance Sheets -
                  June 30, 2002 and December 31, 2001                    3



                Consolidated Condensed Statements of Operations -
                  Three Months Ended June 30, 2002 and 2001              5



                Consolidated Condensed Statements of Operations -
                  Six Months Ended June 30, 2002 and 2001                6



                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001                7



                Notes to Consolidated Condensed Financial                8
                  Statements



        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   15


PART II.           OTHER INFORMATION                                    23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                      June 30,      December 31,
ASSETS                                                  2002            2001
                                                    -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                            $380,317        $367,115
  Accounts receivable                                   362,771         382,358
  Inventories:
    Finished goods                                      230,918         260,161
    Work in process                                     139,436         136,842
    Raw materials                                       170,098         204,454
  Deferred income taxes                                  69,662          63,084
  Prepaid expenses and other current assets             145,908         160,613
                                                    -----------     -----------
             TOTAL CURRENT ASSETS                     1,499,110       1,574,627



PROPERTY AND EQUIPMENT - AT COST
  Land                                                   96,720          92,311
  Buildings and improvements                            302,009         289,672
  Machinery and equipment                             1,446,882       1,397,262
  Construction in progress                               76,911          82,269
  Allowance for depreciation                           (763,881)       (693,981)
                                                    -----------     -----------
                                                      1,158,641       1,167,533


GOODWILL                                              1,079,562       1,077,790

OTHER INTANGIBLE ASSETS                                  80,033          83,337

OTHER ASSETS                                             58,362          48,236
                                                    -----------     -----------
                                                     $3,875,708      $3,951,523
                                                    ===========     ===========

            See Notes to Consolidated Condensed Financial Statements.

                                                June 30,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2002                 2001
                                              -------------        -------------

CURRENT LIABILITIES
  Notes payable to banks                              $163              $11,241
  Trade accounts payable                           110,280               89,467
  Payroll and related expenses                      79,202               71,841
  Other accrued expenses                           257,886              292,596
  Income taxes                                         -                 13,081
  Current portion of long-term debt                    159                  367
                                              -------------        -------------
        TOTAL CURRENT LIABILITIES                  447,690              478,593

LONG-TERM DEBT                                     488,147              605,031

DEFERRED INCOME TAXES                               92,728               90,340

DEFERRED INCOME                                     34,710               57,208

MINORITY INTEREST                                   71,397               66,516

OTHER LIABILITIES                                  143,527              139,273

ACCRUED PENSION COSTS                              160,058              148,017

STOCKHOLDERS' EQUITY
  Common Stock                                      14,417               14,380
  Class B Common Stock                               1,550                1,550
  Capital in excess of par value                 1,871,110            1,865,979
  Retained earnings                                634,005              615,968
  Accumulated other comprehensive loss             (82,980)            (130,411)
  Unearned compensation                               (651)                (921)
                                              -------------        -------------
                                                 2,437,451            2,366,545
                                              -------------        -------------
                                                $3,875,708           $3,951,523
                                              =============        =============


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                    Three Months Ended
                                                                         June 30,
                                                                 2002               2001
                                                              ------------       ------------
Net sales                                                        $457,877           $383,437
Costs of products sold                                            350,312            282,386
                                                              ------------       ------------
                                        GROSS PROFIT              107,565            101,051

Selling, general, and administrative expenses                      75,677             64,180
Restructuring expense                                               1,907             29,305
Amortization of goodwill                                              -                2,752
                                                              ------------       ------------
                                    OPERATING INCOME               29,981              4,814

Other income (expense):
  Interest expense                                                 (7,081)            (4,011)
  Other                                                                80              7,827
                                                              ------------       ------------
                                                                   (7,001)             3,816
                                                              ------------       ------------

  EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST               22,980              8,630

Income taxes                                                        5,206              4,164
Minority interest                                                   2,157              1,340
                                                              ------------       ------------

                                        NET EARNINGS              $15,617             $3,126
                                                              ============       ============


Basic earnings per share                                            $0.10              $0.02

Diluted earnings per share                                          $0.10              $0.02

Weighted average shares outstanding - basic                       159,407            137,707

Weighted average shares outstanding - diluted                     161,306            139,159


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                  Six Months Ended
                                                                       June 30,
                                                               2002                2001
                                                           ------------       -------------
Net sales                                                     $892,017            $941,902
Costs of products sold                                         697,515             641,997
                                                           ------------       -------------
                                     GROSS PROFIT              194,502             299,905

Selling, general, and administrative expenses                  150,337             136,409
Restructuring expense                                            4,931              35,276
Amortization of goodwill                                           -                 5,667
                                                           ------------       -------------
                                 OPERATING INCOME               39,234             122,553

Other income (expense):
  Interest expense                                             (13,990)             (6,949)
  Other                                                          2,629              12,564
                                                           ------------       -------------
                                                               (11,361)              5,615
                                                           ------------       -------------

   EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST           27,873             128,168

Income taxes                                                     6,012              31,085
Minority interest                                                3,824               3,831
                                                           ------------       -------------

                                     NET EARNINGS              $18,037             $93,252
                                                           ============       =============


Basic earnings per share                                         $0.11               $0.68

Diluted earnings per share                                       $0.11               $0.67

Weighted average shares outstanding - basic                    159,293             137,700

Weighted average shares outstanding - diluted                  160,938             140,433


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         2002                       2001
                                                                    ----------------           ----------------
OPERATING ACTIVITIES
  Net earnings                                                              $18,037                    $93,252
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                          89,346                     81,525
      Loss on disposal of property and equipment                                162                        456
      Amortization of imputed interest                                        4,628                        657
      Writedown of inventory, machinery and equipment                           -                       37,853
      Minority interest in net earnings of consolidated subsidiaries          3,824                      3,832
      Other                                                                     570                     13,696
      Changes in operating assets and liabilities, net of effects of
           businesses acquired or sold                                      120,081                   (160,856)
                                                                    ----------------           ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               236,648                     70,415

INVESTING ACTIVITIES
  Purchase of property and equipment                                        (30,241)                   (95,903)
  Proceeds from sale of property and equipment                                8,730                      6,319
  Purchase of businesses, net of cash acquired                              (81,347)                   (18,251)
                                                                    ----------------           ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                  (102,858)                  (107,835)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                            153                        -
  Principal payments on long-term debt                                       (1,721)                       (58)
  Net payments on revolving credit lines                                   (120,297)                  (139,755)
  Issuance of convertible subordinated debentures                               -                      303,193
  Net changes in short-term borrowings                                      (11,093)                    (3,337)
  Common stock repurchase                                                       -                         (851)
  Proceeds from stock options exercised                                       3,100                        435
                                                                    ----------------           ----------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (129,858)                   159,627
Effect of exchange rate changes on cash                                       9,270                     (7,692)
                                                                    ----------------           ----------------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                                       13,202                    114,515

Cash and cash equivalents at beginning of period                            367,115                    337,213
                                                                    ----------------           ----------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $380,317                   $451,728
                                                                    ================           ================

            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

Note 1:   Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Change in Accounting

         Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the three months and six months ended June 30, 2001 would have resulted in increases in net income of $2,557,000 or $0.02 per share and $5,278,000 or $0.04 per share, respectively.

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

         The Company adopted SFAS 141 and SFAS 142 on January 1, 2002. The adoption of these statements did not result in any changes to the classification of the Company's goodwill and other intangible assets. The Company has assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. Completed technology is being amortized over useful lives of seven to ten years. Estimated amortization expense for each of the next five years is approximately $4,843,000.

         SFAS 142 requires the Company to perform transitional impairment tests of its trademarks and goodwill as of January 1, 2002, as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the trademarks or goodwill may be impaired.

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

         The Company completed a transitional goodwill impairment test as of January 1, 2002, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. Fair value of reporting units was determined using comparable company market multiples. The Company has determined that there was no goodwill impairment to be recognized as a result of its testing.

Note 3:   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                      2002               2001             2002               2001
                                                -----------------     ------------    --------------     -------------

Numerator:
   Net earnings                                          $15,617           $3,126           $18,037           $93,252
   Add:  Interest expense on convertible
      subordinated notes, net of tax                           -                -                 -               454
                                                -----------------     ------------    --------------     -------------
                                                         $15,617           $3,126           $18,037           $93,706

Denominator:
   Denominator for basic earnings per share -
   weighted average shares                               159,407          137,707           159,293           137,700

    Effect of dilutive securities:

   Employee stock options                                  1,790            1,283             1,539             1,174
   Convertible subordinated notes                             -                -                 -              1,396
   Other                                                     109              169               106               163
                                                -----------------     ------------    --------------     -------------
   Dilutive potential common shares                        1,899            1,452             1,645             2,733

   Denominator for diluted earnings per
share - adjusted weighted average shares                 161,306          139,159           160,938           140,433

Basic earnings per share                                   $0.10           $ 0.02             $0.11             $0.68
                                                =================     ============    ==============     =============

Diluted earnings per share                                 $0.10           $ 0.02             $0.11             $0.67
                                                =================     ============    ==============     =============

         Diluted earnings per share does not reflect the assumed conversion of subordinated convertible notes for the three and six months ended June 30, 2002 and the three months ended June 30, 2001 because the effect would be anti-dilutive for these periods presented. It also does not assume the conversion of the convertible notes of General Semiconductor, acquired November 2, 2001, for the three or six month periods ended June 30, 2002 because the effect would be anti-dilutive.

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


                                       Three Months Ended                 Six Months Ended
                                            June 30,                          June 30,
                                     2002              2001             2002             2001
                                 --------------    -------------    -------------    -------------
Business Segment Information
(in thousands)

Net Sales:
   Passives                           $187,430         $251,593         $372,002        $ 645,078
   Actives                             270,447          131,844          520,015          296,824
                                 --------------    -------------    -------------    -------------
                                      $457,877         $383,437         $892,017        $ 941,902
                                 --------------    -------------    -------------    -------------


Operating Income:
   Passives                           $(4,394)         $  1,137        $(20,169)        $ 101,157
   Actives                              39,221           11,094           68,490           36,795
   Corporate                           (4,846)          (4,665)          (9,087)          (9,732)
   Amortization of goodwill                  -          (2,752)                -          (5,667)
                                 --------------    -------------    -------------    -------------
                                       $29,981         $  4,814         $ 39,234        $ 122,553
                                 --------------    -------------    -------------    -------------

Note 5:   Comprehensive Income

         Comprehensive income includes the following components (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                         2002             2001              2002             2001
                                                     -------------     ------------    ---------------    ------------

Net Earnings                                             $15,617           $3,126            $18,037      $   93,252

Cumulative effect of change
         in accounting principle                               -                -                  -              51
Other comprehensive income (loss):
   Foreign currency translation adjustment                42,404             (346)             50,552        (19,080)
   Unrealized gain (loss) on interest rate swap           (1,627)              80              (3,207)        (2,107)
   Pension liability adjustment, net of tax                6,352              208                  86            535
                                                     -------------     ------------    ---------------    ------------
Total other comprehensive income (loss)                   47,129             (58)              47,431        (20,652)
                                                     -------------     ------------    ---------------    ------------

Comprehensive income                                     $62,746           $3,068             $65,468        $72,651
                                                     =============     ============    ===============    ============

Note 6:   Restructuring Expense

         The Company recorded restructuring expense of $1,907,000 for the quarter ended June 30, 2002. Restructuring of European and Israeli operations included $1,243,000 of employee termination costs covering approximately 101 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $664,000 of restructuring expense related to termination costs for approximately 70 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

         The Company incurred restructuring expense of $29,305,000 for the quarter ended June 30, 2001. Restructuring of European and Israeli operations included $8,505,000 of employee termination costs covering 1,709 technical, production, administrative, and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that are no longer in use. In the United States, $4,050,000 of restructuring expense related to employee termination costs covering 758 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense related to the non-cash writedown of buildings and equipment that are no longer in use.

         Restructuring expense was $4,931,000 for the six months ended June 30, 2002. Restructuring of European and Israeli operations included $2,535,000 of employee termination costs covering approximately 335 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $2,396,000 of restructuring expense related to termination costs for approximately 266 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

         Restructuring expense was $35,276,000 for the six months ended June 30, 2001. Restructuring of European operations included $13,073,000 of employee termination costs covering approximately 1,785 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. The European operations also recorded $2,546,000 of non-cash costs associated with the writedown of buildings and equipment that are no longer in use. In the United States, $5,453,000 of restructuring expense related to termination costs for approximately 1,101 technical, production, administrative and support employees. The remaining $14,204,000 of restructuring expense related to the non-cash writedown of buildings and equipment that are no longer in use.

         As of June 30, 2002, there remained to be paid $1,815,000 of restructuring related severance costs expensed during 2001, which is included in accrued expenses on the Consolidated Balance Sheet. These costs are expected to be paid by December 31, 2002.

Note 7:   Acquisitions

         In June 2002, the Company acquired Tedea-Huntleigh BV, a subsidiary of Tedea Technological Development and Automation Ltd. Tedea-Huntleigh BV is engaged in the production and sale of load cells used in digital scales by the weighing industry. In the calendar year ended December 31, 2001, the acquired business had sales of $35 million. The purchase price was approximately $17 million in cash. Additionally, Vishay will pay Tedea a $1 million consulting fee over a three-year period and repaid a $9 million loan of Tedea to Tedea-Huntleigh. Tedea-Huntleigh operates two plants in Israel, in Netanya and Carmiel, where it employs approximately 350 people, as well as a number of facilities outside Israel. Tedea-Huntleigh also has load cell operations in the Peoples Republic of China. It is considered one of the largest load cell manufacturers world-wide, with engineering and sales offices located throughout the industrialized world. The purchase price has been preliminarily allocated, with resulting goodwill of $13,841,000. Results of operations will be included in the passives segment beginning July 1, 2002.

         In January 2002, the Company acquired the transducer and strain gage businesses of Sensortronics, Inc. Sensortronics is a leading manufacturer of load cells and torque transducers for domestic and international customers in a wide range of industries with manufacturing facilities in Covina, California, Costa Rica, and, under a joint venture arrangement, India. The acquisition included the wholly owned subsidiary of Sensortronics, JP Technologies, a manufacturer of strain gages, located in San Bernardino, California. In the calendar year ended December 31, 2001, the acquired businesses had sales of approximately $16 million. The purchase price was $10 million in cash. The purchase price has been preliminarily allocated, with resulting goodwill of $3,027,000. The results of operations of Sensortronics are included in the results of the passive segment from January 31, 2002.

         On November 7, 2001, the Company acquired Yosemite Investment, Inc. d/b/a North American Capacitor Company, also known as Mallory, for approximately $45 million in cash. With manufacturing facilities in Greencastle, Indiana and Glasgow, Kentucky, Mallory is a leading manufacturer of wet tantalum electrolytic capacitors, among other businesses. Subsequently, in February 2002, Vishay sold the audible signal business of Mallory for $4,925,000, consisting of $3,925,000 in cash and a $1,000,000 promissory note. On April 1, 2002, the Company sold the resale business of Mallory for $8.8 million, consisting of $7.6 million in cash and a $1.2 million subordinated promissory note.


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

         The Tedea-Huntleigh, Sensortronics, Mallory and Infineon acquisitions were funded with cash on hand and borrowings under Vishay's revolving credit facility.

         On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by stockholders of the two companies. Stockholders of General Semiconductor received 0.563 shares of Vishay Common Stock for each General Semiconductor share in a tax-free exchange. In the acquisition, the Company issued 21.3 million shares of Vishay Common Stock valued at $499.8 million and assumed General Semiconductor options that became exercisable for 4.3 million shares of Vishay Common Stock, with a fair value of $48 million. General Semiconductor also had outstanding $172.5 million principal amount of 5.75% convertible notes, which as a result of the acquisition are now convertible into approximately 6.3 million shares of Vishay Common Stock. The Company recorded goodwill of approximately $677 million in connection with the acquisition of General Semiconductor, based upon the allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The results of operations of General Semiconductor were included in the results of the actives segment from November 2, 2001.

         As a result of the General Semiconductor acquisition, the Company recorded purchase accounting liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $88,242,000 of these liabilities relate to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. As of June 30, 2002, there remained to be paid $53,033,000 of costs related to the General Semiconductor exit plan, which is included in accrued expenses on the Consolidated Balance Sheet. These costs are expected to be paid by the first quarter of 2003.

         Had the acquisitions been made as of January 1, 2001, the Company's pro forma unaudited results for the 2001 second quarter and six month periods would have been (in thousands, except per share amounts):


                                    Three Months Ended            Six Months Ended
                                       June 30, 2001                June 30, 2001
                                  ------------------------     ------------------------
      Net Sales                                  $509,896                   $1,213,925
      Net Earnings                                 $5,750                      $93,722
      Basic Earnings per share                      $0.04                        $0.59
      Diluted earnings per share                    $0.04                        $0.58

Pro forma results for the corresponding 2002 periods would not be materially different from actual results.

Note 8 : Commitments and Contingencies

         On April 15, 2002, the Company announced that it had been sued by Cabot Corporation in the Superior Court of the Commonwealth of Massachusetts alleging that Vishay and/or its subsidiaries breached agreements for the supply by Cabot to Vishay of tantalum powder and wire. The action arose out of two tantalum supply agreements entered into between Cabot and a Vishay subsidiary in July and November 2000. These agreements require the subsidiary to purchase and Cabot to sell certain minimum amounts of tantalum powder and tantalum wire in the years 2001 through 2005. Vishay uses tantalum products in the manufacture of its line of tantalum capacitors.

         In its lawsuit, Cabot asked the court to compel the Company to make periodic purchases and take certain other actions under the contracts and to award monetary damages. On June 6, 2002, Cabot and Vishay announced that they had resolved their legal dispute by agreeing to amend the tantalum supply agreements. Volumes and, starting in 2003, prices under the agreements have been reduced, the term of one of the agreements has been extended by one year and Vishay has agreed to purchase tantalum products at regular intervals over the term of the agreements. The minimum total value of the agreements, as amended, is approximately $425 million.

Note 9:  Subsequent Events

         The Company announced on July 31, 2002 that it has purchased the BLH and Nobel businesses of Thermo Electron Corporation. BLH and Nobel are engaged in the production and sale of load cell based process weighing systems, weighing and batching instruments, web tension instruments, weighing scales, servo control systems, and components relating to load cells including strain gages, foil gages, and transducers. In the calendar year ended December 31, 2001, the businesses acquired had sales of approximately $27 million. The purchase price was $18.5 million in cash.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

         Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. Vishay is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. Historically, the passive components business has predominated at Vishay. However, following the acquisition of General Semiconductor in November 2001, for the first time in the Company's history the predominance has shifted to active components. Revenues for the six months ended June 30, 2002 were derived 58% from the Company's active business and 42% from its passive business. Actives also represented approximately 61% of the Company's orders at June 30, 2002.

         The results for the second quarter of 2002 continued the performance pattern of the first quarter of 2002. The passive component business remained stagnant while the active business continued to perform well. The Company has observed a slight slowdown in the computer markets and a continued slowdown in mobile phones; however, automotive and consumer goods have remained fairly stable. This follows a difficult 2001, in which the electronic components business generally was depressed both in the United States and much of the world. The leading recovery in actives is consistent with the Company's experience from prior recessionary periods, in which recovery in the passive component business has trailed the recovery in the discrete semiconductor business. The Company's book-to-bill ratio for the second quarter was 1.02, reflecting a book-to-bill for the active business of 1.04 and a book-to-bill ratio for the passive business of 0.98. The Company's backlog has continued to increase and is now at $422 million, an $84 million increase from the end of 2001 and a $25 million increase from the first quarter of 2002.

         The following table shows the end-of-period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the second quarter of 2001 through the second quarter of 2002.

                      2nd Quarter 2001    3rd Quarter 2001   4th Quarter 2001    1st Quarter 2002    2nd Quarter 2002
                      ----------------    ----------------   ----------------    ----------------    ----------------
End of Period           $342,144,000        $302,754,000       $337,883,000        $396,900,000        $421,500,000
Backlog                                         (1)               (1) (2)            (1) (2)             (1) (2)

Book-to-Bill Ratio          0.59                0.77               0.89                1.14                1.02

(1) Includes $18,900,000, $15,600,000, $17,100,000 and $19,300,000 of backlog attributable to Infineon's optoelectric infrared component business for the third quarter of 2001, the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002, respectively.

(2) Includes $70,360,000, $93,700,000 and $100,800,000 of backlog attributable to the business of General Semiconductor for the fourth quarter of 2001, the first quarter of 2002 and second quarter of 2002, respectively.


         The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the second quarter of 2001 through the second quarter of 2002:

     Sales ($)/
    Book-to-bill      2nd Quarter 2001    3rd Quarter 2001    4th Quarter 2001    1st Quarter 2002    2nd Quarter 2002
    ------------      ----------------    ----------------    ----------------    ----------------    ----------------

      Passive           $251,593,000       $188,708,000        $178,295,000        $184,572,000        $187,430,000
     Components             0.49                0.72                0.83                1.02                0.98

       Active           $131,844,000       $143,585, 000        $202,856,000        $249,568,000        $270,447,000
     Components                                                    (1) (2)           (1) (2)              (1) (2)
                            0.79                0.84                0.94                1.22 (3)            1.04

(1) Includes $8,200,000, $16,800,000, $15,877,000, and $18,000,000 attributable to Infineon's optoelectric infrared components business for the third quarter of 2001, the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002, respectively.

(2) Includes $51,274,000, $80,806,000, and $85,721,000 attributable to General
Semiconductor for the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002, respectively.

(3) The book-to-bill ratio for active components for the quarter ended March 31, 2002 reflected, in part, an unusual spike in orders in the month of March 2002.

         The Company continued its cost control programs during the first half of the year with an emphasis on the reduction and reallocation of headcount. A major element of the Company's cost control strategy has been to position its manufacturing facilities, to the extent practicable, in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 65% as of June 30, 2002, a 2% increase over the prior quarter. The Company continues to target improvement in this area. Also, the Company completed the closure of three production facilities in the U.S., Germany and France, completed the integration of the Infineon production facility in Malaysia and continued the integration of the business of General Semiconductor.

          Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                                       Three Months ended                 Six Months ended
                                                            June 30,                          June 30,
                                                   2002              2001            2002            2001
                                               -------------      -----------      ----------      ----------

Costs of products sold                                76.5%            73.6%           78.2%           68.2%
Gross profit                                          23.5             26.4            21.8            31.8
Selling, general and administrative
  expenses                                            16.5             16.7            16.9            14.5
Operating income                                       6.5              1.3             4.4            13.0
Earnings before income taxes and
  minority interest                                    5.0              2.3             3.1            13.6
Net earnings                                           3.4              0.8             2.0             9.9

Effective tax rate                                    22.7             48.3            21.6            24.3


Net Sales, Gross Profits and Margins

         Net sales for the quarter ended June 30, 2002 increased $74,440,000 or 19.4% as compared to the comparable prior year period. Revenues from the active business more than doubled over the revenues from the quarter ended June 30, 2001, primarily due to the acquisition of Infineon in July 2001 and General Semiconductor in November 2001. Excluding these acquisitions net sales decreased $29,300,000 or 7.6%. Net sales for the six months ended June 30, 2002 were down $49,900,000 or 5.3% as compared to the six months ended June 30, 2001. Excluding the effect of the acquisitions of Infineon and General Semiconductor, net sales decreased 26.6% compared to the six months ended June 30, 2001. The decrease in revenues reflects the continuing effects of the downturn in the electronics industry that began in 2001, particularly in the passive segment where recovery has been historically slow. Downward pricing pressure in this segment is still present, but eased during the quarter for the resistor and inductor product lines. Pricing pressures still remain strong in the capacitor product line, particularly tantalum molded and MLCC products. Active component revenues increased for both the quarter and six months ended June 30, 2002, compared to the comparable prior year period, even excluding the effect of acquisitions. The increase in active sales reflects strong business development by Siliconix, particularly in the laptop computer market.

         Costs of products sold as a percentage of net sales for the quarter and six months ended June 30, 2002 were 76.5% and 78.2%, respectively, as compared to 73.6% and 68.2% for the comparable prior year periods. Gross profit as a percentage of net sales, for the quarter and six months ended June 30, 2002, was 23.5% and 21.8%, respectively, as compared to 26.4% and 31.8% for the comparable prior year periods. The erosion in profit margins, mainly from the passive segment, reflects lower prices in 2002, partially offset by higher volume in the active segment.

         The following tables show sales and gross profit margins separately for our passive and active segments.

         Passive Components

                                   Three Months Ended                          Six Months Ended
                                        June 30,                                   June 30,
                                2002                  2001                 2002                 2001
                                ----                  ----                 ----                 ----

      Net Sales         $187,430,000           $251,593,000        $372,002,000          $645,078,000

      Gross Profit
      Margin                   13.9%                  26.3%               12.4%                 33.2%


         Net sales of passive components for the quarter and six months ended June 30, 2002 decreased $64,163,000 (25.5%) and $273,076,000 (42.3%), respectively as compared to the comparable prior year periods. Without the acquisitions of Mallory in November 2001 and Sensortronics in January 2002, the passive components business sales would have decreased by an additional $9.8 million or a total of 29.4% for the quarter ended June 30, 2002, and an additional $20.9 million or a total of 45.6% for the six months ended June 30, 2002. The decrease in net sales was primarily due to strong pricing pressure with respect to commodity products and tantalum molded capacitor products and a reduction in the volume of these products. The price decline has slowed somewhat for the resistor products and the broad range of specialty products have helped to stabilize the business. The decrease in the passive components business gross profit margin in 2002 was related to strong pricing pressure, particularly with respect to commodity products, coupled with excess capacity. Although gross profit percentages remain depressed as compared to 2001, they have improved 3.1% over the previous quarter. Capacity utilization varies across product lines, ranging from 20%-50% as of June 30, 2002. Cost reduction plans continue to be implemented.

         Active Components

                                  Three Months Ended                          Six Months Ended
                                        June 30,                                   June 30,
                                2002                  2001                 2002                 2001
                                ----                  ----                 ----                 ----

      Net Sales         $270,447,000          $131,844,000         $520,015,000         $296,824,000

      Gross Profit
      Margin                   30.1%                 26.5%                28.6%                29.0%

         Net sales of the active components business for the quarter and six months ended June 30, 2002 increased by $138,603,000 or 105.1% and $223,191,000 or 75.2%, respectively from comparable sales of the prior year period. The increase in the active components business net sales was primarily due to the acquisition of the infrared business of Infineon and of General Semiconductor. Net sales for the quarter ended June 30, 2002 relating to Infineon and General Semiconductor were $18,000,000 and $85,721,000, respectively. Net sales for the six months ended June 30, 2002 relating to Infineon and General Semiconductor were $33,877,000 and $166,527,000, respectively. Even excluding the effect of the acquisitions, the active components business reflected improved sales, mostly due to strong business development, with sales increasing 26.5% and 7.7% for the second quarter and six month periods of 2002 over the corresponding prior year periods. Siliconix's sales for the quarter and six months ended June 30, 2002 increased 33% and 14% respectively, as compared to the comparable prior year periods. This reflects primarily an increase in demand for laptop computers and game consoles. Additionally, certain of the Company's plants in the active segment have ramped up to full capacity, with expansion being planned if current demand continues.

Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses for the quarter ended June 30, 2002 were 16.5% of net sales, as compared to 16.7% for the comparable prior year period. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries. Sixty five percent of the company's labor force is now in low labor cost countries. Selling, general, and administrative expenses for the six months ended June 30, 2002 were 16.9% of net sales, as compared to 14.5% of net sales for the comparable prior year period. The increase in the percentage of selling, general and administrative expenses is due to lower net sales in 2002. The increase in selling, general and administrative expenses in 2002 as compared to 2001 is due to the acquisitions of Infineon and General Semiconductor.

Restructuring Expense

         The Company recorded restructuring expense of $1,907,000 for the quarter ended June 30, 2002. Restructuring of European and Israeli operations included $1,243,000 of employee termination costs covering approximately 101 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $664,000 of restructuring expense related to termination costs for approximately 70 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

         Restructuring expense was $4,931,000 for the six months ended June 30, 2002. Restructuring of European and Israeli operations included $2,535,000 of employee termination costs covering approximately 335 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $2,396,000 of restructuring expense related to termination costs for approximately 266 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

Interest Expense

         Interest expense for the quarter and six months ended June 30, 2002 increased by $3,070,000 and $7,041,000 as compared to the comparable prior year periods. This increase was primarily a result of the $172,500,000 principal amount of 5.75% convertible subordinated notes of General Semiconductor and $85,000,000 of bank debt of General Semiconductor, which was acquired in November 2001.

Other Income

         Other income for the quarter and six months ended June 30, 2002 was $80,000 and $2,629,000 as compared to $7,827,000 and $12,564,000 for the comparable prior year period. Interest income of $1,796,000 and $3,526,000 for the quarter and six months ended June 30, 2002 is down $2,439,000 and $5,335,000, respectively when compared to the prior year due to lower interest rates. Foreign exchange losses of $1,560,000 and $847,000 were reported for the quarter and six months ended June 30, 2002, compared to foreign exchange gains of $2,912,000 and $3,131,000 for the quarter and six months ended June 30, 2001, respectively. The swing in foreign exchange effects contributed to the decline in other income in the 2002 periods compared with the corresponding 2001 periods.

Minority Interest

         Minority interest for the second quarter of 2002 increased $817,000 when compared to the second quarter of 2001, primarily due to the increase in net earnings of Siliconix. Minority interest for the six months ended June 30, 2002 was consistent with the comparable prior year period.

Income Taxes

         The effective tax rate for the six months ended June 30, 2002 was 21.6% as compared to 24.3% for the comparable prior year period. The decline in the effective tax rate reflects a relative increase in pretax earnings in low tax rate jurisdictions and the incurrence of restructuring expense in high tax rate jurisdictions. The tax rate for the year ended December 31, 2002 is currently expected to be in the range of 22-24%.

          The Company enjoys favorable Israeli tax rates, which are applied to specific approved projects and are normally available for a period of ten or fifteen years. The low tax rates in Israel applicable to the Company ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied. The continuing low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $2,968,000 and $2,326,000 for the quarters ended June 30, 2002 and 2001, respectively, and $1,924,000 and $14,326,000 for the six months ended June 30, 2002 and 2001, respectively.

         During the quarter ended June 30, 2002, the government of Israel informed the Company that since the headcount in Vishay Israel's subsidiaries decreased significantly over the last 18 months, the government intended to withhold a $15 million grant receivable due to Vishay. The Company maintains that it has complied with applicable grant conditions and is entitled to receipt of the grant. The Company and the Israeli government are currently working to resolve this matter. However, as a consequence of the pending dispute, the Company did not record approximately $535,000 of grant income in the quarter ended June 30, 2002 related to the $15 million grant. The grant is recorded on the Company's Consolidated Balance Sheet under prepaid expenses and other assets. Because of the current uncertainty over collections of the grant, the Company has recorded an allowance of $13 million against the grant, which was offset with a corresponding allowance against deferred income.

Financial Condition and Liquidity

         Cash flows from operations were $236,648,000 for the six months ended June 30, 2002 as compared to $70,415,000 for the six months ended June 30, 2001. The increase in cash generated from operations reflects improved working capital management, including reductions in inventory and accounts receivable, partially offset by a decrease in net earnings compared with the corresponding 2001 six month period. The inventory reduction reflects production adjustments implemented by the Company in response to the business slowdown, in order to control inventory levels. Net purchases of property and equipment for the six months ended June 30, 2002 were $30,241,000 as compared to $95,903,000 for the comparable prior year period, reflecting the Company's efforts to control capital spending. The Company paid down $120,297,000 on its revolving credit lines during the first half of 2002, primarily from the cash generated from operations. In January 2002, the Company acquired $1.5 million of General Semiconductor's 5.75% convertible notes pursuant to an offer required to be made by the terms of the notes following the General Semiconductor acquisition. Cash and cash equivalents increased by $13,202,000 as compared to December 31, 2001.

          The Company's financial condition at June 30, 2002 was strong, with a current ratio of 3.35 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .20 to 1 at June 30, 2002 as compared to ..16 to 1 at June 30, 2001 and .26 to 1 at December 31, 2001.

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

         The Company is exposed to changes in U.S. dollar LIBOR interest rates on its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At June 30, 2002, a fixed rate swap agreement with a notional amount of $100,000,000 was in place. During the six month period ended June 30, 2002, the Company paid down $120,000,000 of its existing credit facility and its balance as of that date was $5,000,000. The impact of interest rate instruments on the Company's results of operations for the quarter and six months ended June 30, 2002 was not significant.

VISHAY INTERTECHNOLOGY, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 15, 2002, the Company announced that it had been sued by Cabot Corporation in the Superior Court of the Commonwealth of Massachusetts alleging that Vishay and/or its subsidiaries breached agreements for the supply by Cabot to Vishay of tantalum powder and wire. The action arises out of two tantalum supply agreements entered into between Cabot and a Vishay subsidiary in July and November 2000. These agreements require the subsidiary to purchase and Cabot to sell certain minimum amounts of tantalum powder and tantalum wire in the years 2001 through 2005. In its lawsuit, Cabot asked the court to compel the Company to make periodic purchases and take certain other actions under the contracts and to award monetary damages. On June 6, 2002, Cabot and Vishay announced that they had resolved their legal dispute by agreeing to amend the tantalum supply agreements. Volumes and, starting in 2003, prices under the agreements have been reduced, the term of one of the agreements has been extended by one year and Vishay has agreed to purchase tantalum products at regular intervals over the term of the agreements. The minimum total value of the agreements, as amended, is approximately $425 million.


Item 2.  Changes in Securities

                           Not applicable

Item 3.  Defaults Upon Senior Securities

                           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          (a)  The Company held its Annual Meeting of Stockholders on May 23,
               2002.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 22, 2002, and all such nominees were elected.

          (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

               (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders.

                    Total Class A Common Stock voted was 126,951,474.


                                                                                                       Broker
                                                   For            Against           Abstain          Non-votes
                                            ---------------   ---------------   ---------------  -----------------

                  Felix Zandman             114,177,659         12,773,815              0                 0
                  Avi D. Eden               114,211,289         12,740,185              0                 0
                  Robert A. Freece          114,192,952         12,758,522              0                 0
                  Richard N. Grubb          114,548,647         12,402,827              0                 0
                  Eliyahu Hurvitz           124,704,794          2,246,680              0                 0
                  Gerald Paul               114,149,683         12,801,791              0                 0
                  Edward Shils              124,205,949          2,745,525              0                 0
                  Ziv Shoshani              114,200,287         12,751,187              0                 0
                  Mark I. Solomon           124,709,311          2,242,163              0                 0
                  Jean-Claude Tine          124,012,925          2,938,549              0                 0
                  Marc Zandman              113,759,417         13,192,057              0                 0
                  Ruta Zandman              113,621,100         13,330,374              0                 0

                    Total Class B Common Stock voted was 15,411,886 in favor, 2 against, 0 abstained and 0 broker non-votes.

               (ii) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 2002. Total Class A Common Stock voted was 122,819,726 in favor, 0 against, 455,771 abstained and 0 broker non-votes. Total Class B Common Stock voted was 15,411,886 in favor, 0 against, 0 abstained and 0 broker non-votes.

       Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10 votes on matters voted upon by stockholders.



Item 6.  Exhibits

                    Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 - Dr. Felix Zandman, Chief Executive Officer

                    Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 - Richard N. Grubb, Chief Financial Officer

             Reports on Form 8-K

                    On April 15, 2002, the Company filed a Report on Form 8-K to disclose the lawsuit by Cabot. See Item 1 above.

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


Date: August 14, 2002