Form 10-Q
period 2002-09-30
VISHAY INTERTECHNOLOGY INC
filed 2002-11-14
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---   EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                           38-1686453
   ------------------------------                            ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 11, 2002 registrant had 144,346,380 shares of its Common Stock and 15,383,476 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                               September 30, 2002

                                    CONTENTS


                                                                     Page Number
                                                                     -----------
PART I.            FINANCIAL INFORMATION

           Item 1. Consolidated Condensed Balance Sheets -
                     September 30, 2002 and December 31, 2001               3

                   Consolidated Condensed Statements of Operations -
                     Three Months Ended September 30, 2002 and 2001         5

                   Consolidated Condensed Statements of Operations -
                     Nine Months Ended September 30, 2002 and 2001          6

                   Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended September 30, 2002 and 2001          7

                   Notes to Consolidated Condensed Financial                8
                     Statements

           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   16

           Item 4. Disclosure Controls and Procedures                      24


PART II.           OTHER INFORMATION                                       25


                   Signatures                                              26

                   Certifications                                          27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                    September 30,  December 31,
ASSETS                                                  2002          2001
                                                   -------------  ------------

CURRENT ASSETS
  Cash and cash equivalents                        $   408,071    $   367,115
  Accounts receivable                                  341,625        382,358
  Inventories:
    Finished goods                                     220,316        260,161
    Work in process                                    138,843        136,842
    Raw materials                                      197,153        204,454
  Deferred income taxes                                 70,435         63,084
  Prepaid expenses and other current assets            130,243        160,613
                                                   -----------    -----------
                  TOTAL CURRENT ASSETS               1,506,686      1,574,627



PROPERTY AND EQUIPMENT - AT COST
  Land                                                  93,349         92,311
  Buildings and improvements                           311,037        289,672
  Machinery and equipment                            1,460,160      1,397,262
  Construction in progress                              62,780         82,269
  Allowance for depreciation                          (799,123)      (693,981)
                                                   -----------    -----------
                                                     1,128,203      1,167,533


GOODWILL                                             1,105,784      1,077,790

OTHER INTANGIBLE ASSETS                                 78,855         83,337

OTHER ASSETS                                            49,672         48,236
                                                   -----------    -----------
                                                   $ 3,869,200    $ 3,951,523
                                                   ===========    ===========

                                                   September 30,    December 31,
                                                       2002            2001
LIABILITIES AND STOCKHOLDERS' EQUITY              -------------    ------------

CURRENT LIABILITIES
  Notes payable to banks                          $     3,450      $    11,241
  Trade accounts payable                              110,418           89,467
  Payroll and related expenses                         83,771           71,841
  Other accrued expenses                              239,114          292,596
  Income taxes                                          6,193           13,081
  Current portion of long-term debt                       336              367
                                                  -----------      -----------
           TOTAL CURRENT LIABILITIES                  443,282          478,593

LONG-TERM DEBT                                        485,644          605,031

DEFERRED INCOME TAXES                                  91,494           90,340

DEFERRED INCOME                                        33,638           57,208

MINORITY INTEREST                                      72,871           66,516

OTHER LIABILITIES                                     139,266          139,273

ACCRUED PENSION COSTS                                 160,066          148,017

STOCKHOLDERS' EQUITY
  Common Stock                                         14,428           14,380
  Class B Common Stock                                  1,538            1,550
  Capital in excess of par value                    1,871,115        1,865,979
  Retained earnings                                   647,119          615,968
  Accumulated other comprehensive loss                (90,763)        (130,411)
  Unearned compensation                                  (498)            (921)
                                                  -----------      -----------
                                                    2,442,939        2,366,545
                                                  -----------      -----------
                                                  $ 3,869,200      $ 3,951,523
                                                  ===========      ===========


            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           2002               2001
                                                                         --------           ---------

Net sales                                                                $ 471,419          $ 332,293
Costs of products sold                                                     364,192            302,905
                                                                         ---------          ---------
                 GROSS PROFIT                                              107,227             29,388

Selling, general, and administrative expenses                               78,247             64,568
Restructuring expense                                                        2,567             11,802
Amortization of goodwill                                                      --                2,777
                                                                         ---------          ---------
                 OPERATING INCOME (LOSS)                                    26,413            (49,759)

Other income (expense):
  Interest expense                                                          (7,166)            (3,615)
  Other                                                                      2,126              2,035
                                                                         ---------          ---------
                                                                            (5,040)            (1,580)
                                                                         ---------          ---------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                   21,373            (51,339)

Income taxes (benefit)                                                       5,487            (12,124)
Minority interest                                                            2,772                (63)
                                                                         ---------          ---------

                  NET EARNINGS (LOSS)                                    $  13,114          ($ 39,152)
                                                                         =========          =========


Basic earnings (loss) per share                                          $    0.08          ($   0.28)

Diluted earnings (loss) per share                                        $    0.08          ($   0.28)

Weighted average shares outstanding - basic                                159,525            137,730

Weighted average shares outstanding - diluted                              160,303            137,730


            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           2002               2001
                                                                       -----------         -----------

Net sales                                                              $ 1,363,436         $ 1,274,195
Costs of products sold                                                   1,061,707             944,902
                                                                       -----------         -----------
                                GROSS PROFIT                               301,729             329,293

Selling, general, and administrative expenses                              228,583             200,977
Restructuring expense                                                        7,498              47,078
Amortization of goodwill                                                      --                 8,444
                                                                       -----------         -----------
                                OPERATING INCOME                            65,648              72,794

Other income (expense):
  Interest expense                                                         (21,156)            (10,564)
  Other                                                                      4,755              14,599
                                                                       -----------         -----------
                                                                           (16,401)              4,035
                                                                       -----------         -----------

            EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST              49,247              76,829

Income taxes                                                                11,499              18,961
Minority interest                                                            6,597               3,768
                                                                       -----------         -----------

                                NET EARNINGS                           $    31,151         $    54,100
                                                                       ===========         ===========


Basic earnings per share                                               $      0.20         $      0.39

Diluted earnings per share                                             $      0.19         $      0.39

Weighted average shares outstanding - basic                                159,371             137,710

Weighted average shares outstanding - diluted                              160,725             139,073


            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  2002              2001
                                                                               ----------        ---------
OPERATING ACTIVITIES

  Net earnings                                                                 $  31,151         $  54,100
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                              137,304           120,910
      (Gain) Loss on disposal of property and equipment                             (541)              441
      Amortization of imputed interest                                             6,967             3,024
      Writedown of inventory, machinery and equipment                               --              77,389
      Minority interest in net earnings of consolidated subsidiaries               6,597             3,768
      Other                                                                      (10,845)            4,747
      Changes in operating assets and liabilities, net of effects of
           businesses acquired or sold                                           127,304          (126,296)
                                                                               ---------         ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                    297,937           138,083

INVESTING ACTIVITIES
  Purchase of property and equipment                                             (54,198)         (129,260)
  Proceeds from sale of property and equipment                                    17,297             6,697
  Investment in unconsolidated affiliate                                            --             (57,800)
  Purchase of businesses, net of cash acquired                                   (98,449)          (39,301)
                                                                               ---------         ---------
    NET CASH USED IN INVESTING ACTIVITIES                                       (135,350)         (219,664)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                 352               153
  Principal payments on long-term debt                                            (1,674)             (130)
  Net payments on revolving credit lines                                        (125,062)         (140,027)
  Issuance of convertible subordinated debentures                                   --             303,193
  Net changes in short-term borrowings                                            (7,954)           (6,678)
  Common stock repurchase                                                           --                (851)
  Proceeds from stock options exercised                                            3,105               493
                                                                               ---------         ---------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (131,233)          156,153
Effect of exchange rate changes on cash                                            9,602              (912)
                                                                               ---------         ---------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                                            40,956            73,660

Cash and cash equivalents at beginning of period                                 367,115           337,213
                                                                               ---------         ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 408,071         $ 410,873
                                                                               =========         =========


            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited) September 30, 2002

Note 1:   Basis of Presentation
-------------------------------

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Change in Accounting and Possible Impairment of Goodwill
------------------------------------------------------------------

      Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the three months and nine months ended September 30, 2001 would have resulted in increases in net income of $2,583,000 or $0.02 per share and $7,861,000 or $0.06 per share, respectively.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and includes guidance on the recognition and measurement of goodwill and other intangible assets. SFAS 142 prescribes that goodwill and intangible assets with indefinite useful lives should no longer be amortized to earnings, but instead should be reviewed for impairment on at least an annual basis. Intangible assets with finite lives should continue to be amortized over their estimated useful lives.

      The Company adopted SFAS 142 on January 1, 2002. The Company has assigned an indefinite useful life to its trademarks and discontinued the amortization of both its goodwill and trademarks. Completed technology is being amortized over useful lives of seven to ten years. Estimated annual amortization expense for each of the next five years is approximately $4,843,000.

      SFAS 142 requires the Company to perform transitional impairment tests of its trademarks and goodwill as of January 1, 2002, as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the trademarks or goodwill may be impaired. An impairment charge will be recognized for the Company's trademarks when the estimated fair value of the trademarks is less than the carrying amount. An impairment charge will be recognized for the Company's goodwill when the estimated fair value of a reporting unit is less than its net book value, and such that the implied value of the goodwill, as determined in accordance with SFAS 142, is less than its carrying amount.

      The Company has completed the impairment test of its trademarks as of January 1, 2002. The fair value of the trademarks, as determined by an independent appraiser, was measured as the discounted cash flow savings realized from owning such trademarks and not having to pay a royalty for their use. No impairment of the trademarks was determined to exist at January 1, 2002.

      The Company completed a transitional goodwill impairment test as of January 1, 2002, as prescribed in SFAS 142, during the second quarter ended June 30, 2002. Fair value of reporting units was determined using comparable company market multiples. The Company determined that there was no goodwill impairment to be recognized as of January 1, 2002.

      The Company is in the process of performing an impairment test for purposes of goodwill valuation, as required under SFAS 142, with particular attention to the Company's market capitalization as compared with the Company's net asset value. The Company expects to complete this process and make any required valuation adjustments during the quarter ended December 31, 2002.

Note 3:   Earnings Per Share
----------------------------

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share):


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                        2002             2001             2002             2001
                                                     ---------        ----------        ---------        ---------

Numerator:
   Net earnings (loss)                               $  13,114        $ (39,152)        $  31,151        $  54,100

Denominator:
   Denominator for basic earnings per share
-  weighted average shares                             159,525          137,730           159,371          137,710

   Effect of dilutive securities:

   Employee stock options                                  673             --               1,250            1,198
   Other                                                   105             --                 104              165
                                                     ---------        ---------         ---------        ---------
   Dilutive potential common shares                        778             --               1,354            1,363

   Denominator for diluted earnings per
   share - adjusted weighted average shares            160,303          137,730           160,725          139,073

Basic earnings (loss) per share                      $    0.08        $   (0.28)        $    0.20        $    0.39
                                                     =========        =========         =========        =========

Diluted earnings (loss) per share                    $    0.08        $   (0.28)        $    0.19        $    0.39
                                                     =========        =========         =========        =========

      Diluted earnings (loss) per share do not reflect the assumed conversion of the Company's zero coupon subordinated convertible notes because the effect would be anti-dilutive for the periods presented. It also does not assume the conversion of the convertible notes of General Semiconductor, acquired November 2, 2001, for the three or nine month periods ended September 30, 2002 because the effect would be anti-dilutive.

Note 4:   Business Segment Information
--------------------------------------

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


                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                 2002          2001           2002            2001
                              ----------    ----------     ----------     -----------

Business Segment Information
(in thousands)

Net Sales:
  Passives                   $   196,702    $   189,192    $   568,704    $   834,270
  Actives                        274,717        143,101        794,732        439,925
                             -----------    -----------    -----------    -----------
                             $   471,419    $   332,293    $ 1,363,436    $ 1,274,195
                             ===========    ===========    ===========    ===========


Operating Income (Loss):
  Passives                   $    (7,106)   $   (47,450)   $   (27,273)   $    53,707
  Actives                         38,483          7,644        106,973         44,439
  Corporate                       (4,964)        (7,176)       (14,052)       (16,908)
  Amortization of goodwill          --           (2,777)          --           (8,444)
                             -----------    -----------    -----------    -----------
                             $    26,413    $   (49,759)   $    65,648    $    72,794
                             ===========    ===========    ===========    ===========

Note 5:   Comprehensive Income (Loss)
------------------------------------

      Comprehensive income (loss) includes the following components (in thousands):


                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                       2002            2001           2002             2001
                                                    ---------        --------       --------         --------

Net earnings (loss)                                 $ 13,114         $(39,152)      $ 31,151         $ 54,100




Other comprehensive income (loss):
   Foreign currency translation adjustment            (7,926)          24,383         42,626            5,303
   Unrealized gain (loss) on interest rate swap           77           (2,781)        (3,130)          (4,839)
   Pension liability adjustment, net of tax               66             (399)           152              187
                                                    --------         --------       --------         --------
Total other comprehensive (loss) income               (7,783)          21,203         39,648              651
                                                    --------         --------       --------         --------

Comprehensive income (loss)                         $  5,331         $(17,949)      $ 70,799         $ 54,751
                                                    ========         ========       ========         ========

Note 6:   Restructuring Expense
-------------------------------

      The Company recorded restructuring expense of $2,567,000 for the quarter ended September 30, 2002. Restructuring of European and Israeli operations included $1,739,000 of employee termination costs covering approximately 90 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $828,000 of restructuring expense related to termination costs for approximately 110 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

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

      Restructuring expense was $7,498,000 for the nine months ended September 30, 2002. Restructuring of European and Israeli operations included $4,274,000 of employee termination costs covering approximately 425 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $3,224,000 of restructuring expense related to termination costs for approximately 376 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

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


      As of September 30, 2002, all of the restructuring costs incurred in 2001 have been paid. The restructuring costs for 2002 are expected to be paid by June 30, 2003.

Note 7:   Acquisitions
----------------------

      On July 31, 2002, the Company acquired the BLH and Nobel businesses of Thermo Electron Corporation. BLH and Nobel are engaged in the production and sale of load cell based process weighing systems, weighing and batching instruments, web tension instruments, weighing scales, servo control systems, and components relating to load cells including strain gages, foil gages, and transducers. In the calendar year ended December 31, 2001, the businesses acquired had sales of approximately $27 million. The purchase price was $18.5 million in cash. The purchase price has been preliminarily allocated, with resulting goodwill of $11,262,000. The results of operations are included in the passives segment beginning August 1, 2002.

      In June 2002, the Company acquired Tedea-Huntleigh BV, a subsidiary of Tedea Technological Development and Automation Ltd. Tedea-Huntleigh BV is engaged in the production and sale of load cells used in digital scales by the weighing industry. In the calendar year ended December 31, 2001, the acquired business had sales of $35 million. The purchase price was approximately $17 million in cash. Additionally, Vishay will pay Tedea a $1 million consulting fee over a three-year period and repaid a $9 million loan of Tedea to Tedea-Huntleigh. Tedea-Huntleigh operates two plants in Israel, in Netanya and Carmiel, where it employs approximately 350 people, as well as a number of facilities outside Israel. Tedea-Huntleigh also has load cell operations in the Peoples Republic of China. It is considered one of the largest load cell manufacturers world-wide, with engineering and sales offices located throughout the industrialized world. The purchase price has been preliminarily allocated, with resulting goodwill of $13,841,000. Results of operations are included in the passives segment beginning July 1, 2002.

      In January 2002, the Company acquired the transducer and strain gage businesses of Sensortronics, Inc. Sensortronics is a leading manufacturer of load cells and torque transducers for domestic and international customers in a wide range of industries with manufacturing facilities in Covina, California, Costa Rica, and, under a joint venture arrangement, India. The acquisition included the wholly owned subsidiary of Sensortronics, JP Technologies, a manufacturer of strain gages, located in San Bernardino, California. In the calendar year ended December 31, 2001, the acquired businesses had sales of approximately $16 million. The purchase price was $10 million in cash. The purchase price has been preliminarily allocated, with resulting goodwill of $3,027,000. The results of operations of Sensortronics are included in the results of the passives segment from January 31, 2002.

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

      The BLH, Nobel, Tedea-Huntleigh, Sensortronics, Mallory and Infineon acquisitions were funded with cash on hand and borrowings under Vishay's revolving credit facility.

      On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by stockholders of the two companies. Stockholders of General Semiconductor received 0.563 shares of Vishay Common Stock for each General Semiconductor share in a tax-free exchange. In the acquisition, the Company issued 21.3 million shares of Vishay Common Stock valued at $499.8 million and assumed General Semiconductor options that became exercisable for 4.3 million shares of Vishay Common Stock, with a fair value of $48 million. General Semiconductor also had outstanding $172.5 million principal amount of 5.75% convertible notes, of which $1.5 million principal amount was repurchased by the Company in January 2002. As a result of the acquisition, the notes that remain outstanding are convertible into approximately 6.2 million shares of Vishay Common Stock. The Company recorded goodwill of approximately $677 million in connection with the acquisition of General Semiconductor, based upon the allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The results of operations of General Semiconductor are included in the results of the actives segment from November 2, 2001.

      As a result of the General Semiconductor acquisition, the Company recorded purchase accounting liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $88,242,000 of these liabilities relates to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. As of September 30, 2002, there remained to be paid $48,421,000 of costs related to the General Semiconductor exit plan, which is included in accrued expenses on the Consolidated Balance Sheet. These costs are expected to be paid by the first quarter of 2003.

      Had all of the acquisitions discussed above been made as of January 1, 2001, the Company's pro forma unaudited results for the 2001 third quarter and nine month periods would have been (in thousands, except per share amounts):

                                          Three Months        Nine Months
                                         Ended September    Ended September
                                            30, 2001           30, 2001
                                          -----------       -------------

Net sales                                 $   451,282       $   1,665,207

Net earnings (loss)                       $   (82,063)      $      11,660

Basic earnings (loss) per share           $     (0.52)      $        0.07

Diluted earnings (loss) per share         $     (0.52)      $        0.07


Pro forma results for the corresponding 2002 periods would not be materially different from actual results.

Note 8: Commitments and Contingencies
-------------------------------------

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

      In its lawsuit, Cabot asked the court to compel the Company to make periodic purchases and take certain other actions under the contracts and to award monetary damages. On June 6, 2002, Cabot and Vishay announced that they had resolved their legal dispute by agreeing to amend the tantalum supply agreements. Volumes and, starting in 2003, prices under the agreements have been reduced, the term of one of the agreements has been extended by one year and Vishay has agreed to purchase tantalum products at regular intervals over the term of the agreements. The minimum total value of the agreements, as amended, is approximately $425 million. The purchase commitments are in excess of current usage requirements. Tantalum, however, has an unlimited shelf life and the Company believes it can eventually use in production all of the tantalum that it is required to purchase.

Note 9:  Accounting Pronouncements Pending Adoption
---------------------------------------------------

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition to other technical provisions, this Statement rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. This provision is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.

      In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, certain liabilities were recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement will be adopted by Vishay for exit or disposal activities initiated after December 31, 2002.

Note 10:  Subsequent Events
---------------------------

      In October 2002, the Company acquired Celtron Technologies. Celtron is engaged in the production and sale of load cells used in digital scales for the weighing industry, with manufacturing facilities and offices in Taiwan, the Peoples Republic of China, and California. In the calendar year ended December 31, 2001, the acquired business had sales of approximately $8.6 million. The purchase price was $13.5 million in cash.

      On November 11, 2002, the Company announced that it had agreed to acquire BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the Far East. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; and switches and trimming potentiometers. BCcomponents had annual sales in 2001 of approximately $320,000,000.

      In the transaction, Vishay will deliver warrants to acquire Vishay shares in exchange for the outstanding shares of BCcomponents and will arrange for the satisfaction of the outstanding senior and mezzanine debt of BCcomponents. Vishay estimates that it will require up to approximately $227,000,000 to fund the senior debt that will be retired for cash and to pay transaction fees and expenses. Of this amount, Vishay anticipates that approximately $60,000,000 will come from its cash on hand, up to approximately $157,000,000 will come from bank borrowings and approximately $10,000,000 will come from cash of BCcomponents at closing. BCcomponent's mezzanine debt in the amount of $105,000,000 will be exchanged for a convertible debt instrument of Vishay. The transaction is subject to customary regulatory approval. Also, Vishay will be required to obtain approval of the transaction from its banks and, in this connection, is discussing with its banks certain modifications to its credit facility. The transaction is expected to close before the end of 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations

Overview

      Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. Vishay is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. Historically, the passive components business had predominated at Vishay. However, following the acquisition of General Semiconductor in November 2001, the predominance has shifted to active components. Revenues for the nine months ended September 30, 2002 were derived 58% from the Company's active business and 42% from its passive business. Actives also represented approximately 59% of the Company's orders for the nine month period ended September 30, 2002.

      The results for the third quarter reflect the impact of the current weak economy. Market conditions in the electronics industry remain difficult. There was no improvement in the North American and European markets as compared to the prior quarter, and there was evidence of a slowdown in Asia. The automotive market has remained fairly stable; however there has been a slow down in the personal computer and consumer markets and general weakness in the telecommunications and capital goods markets. This follows a difficult 2001, in which the electronic components business generally was depressed both in the United States and much of the world. This economic environment has affected both the passive and active component businesses. The Company's book-to-bill ratio for the third quarter was 0.90, reflecting a book-to-bill ratio for the active business of 0.85 and a book-to-bill ratio for the passive business of 0.96. The Company's backlog was $378.5 million at the end of the third quarter, a $43.0 million decrease from the previous quarter, but still greater than the backlog at the end of 2001 by $40.6 million.

      The following table shows the end-of-period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the third quarter of 2001 through the third quarter of 2002.


                     3rd Quarter          4th Quarter          1st Quarter          2nd Quarter           3rd Quarter
                    -------------        -------------        -------------        -------------         -------------
                         2001                2001                 2002                 2002                  2002
                    -------------        -------------        -------------        -------------         -------------

End of Period       $ 302,754,000        $ 337,883,000        $ 396,900,000        $ 421,500,000         $ 378,500,000
Backlog                                       (1)                   (1)                  (1)                    (1)

Book-to-Bill                 0.77                 0.89                 1.14                 1.02                   .90
Ratio

 (1) Includes $70,360,000, $93,700,000, $100,800,000 and $83,300,000 of backlog attributable to the business of General Semiconductor for the fourth quarter of 2001, the first quarter of 2002, the second quarter of 2002 and the third quarter of 2002, respectively. General Semiconductor was acquired in the middle of the fourth quarter of 2001.


      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the third quarter of 2001 through the third quarter of 2002:


     Sales ($)/
    Book-to-bill      3rd Quarter 2001    4th Quarter 2001    1st Quarter 2002    2nd Quarter 2002    3rd Quarter 2002
    ------------      ----------------    ----------------    ----------------    ----------------    ----------------

Passive Components     $  189,192,000      $ 178,295,000        $ 184,572,000        $ 187,430,000        $ 196,702,000
                             0.72               0.83                 1.02                 0.98                 0.96

Active Components      $ 143,101,000       $ 202,856,000        $ 249,568,000        $ 270,447,000        $ 274,717,000
                            (1)                (1)(2)                (1)(2)              (1)(2)               (1)(2)
                             0.84               0.94                 1.22(3)              1.04                 0.85

(1) Includes $8,200,000, $16,800,000, $15,877,000, $18,000,000, and $16,800,000
attributable to Infineon's optoelectric infrared components business for the third quarter of 2001, the fourth quarter of 2001, the first quarter of 2002, the second quarter of 2002 and the third quarter of 2002, respectively. The Infineon business was acquired in the middle of the third quarter of 2001.

(2) Includes $51,274,000, $80,806,000, $85,721,000 and $86,696,000 attributable to General Semiconductor for the fourth quarter of 2001, the first quarter of 2002, the second quarter of 2002 and the third quarter of 2002, respectively.

(3) The book-to-bill ratio for the active components for the quarter ended March 31, 2002 reflected, in part, an unusual spike in orders in the month of March 2002.

      The Company continued its cost control programs during the quarter with an emphasis on the reduction and reallocation of headcount. A major element of the Company's cost control strategy has been to position its manufacturing facilities, to the extent practicable, in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 65% as of September 30, 2002, which is unchanged from the prior quarter. The Company continues to target improvement in this area. Also, the Company completed the closure of three production facilities in the U.S., Germany and France, completed the integration of the Infineon production facility in Malaysia and continued the integration of the business of General Semiconductor.

       Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                    2002       2001           2002      2001
                                   ------     -------       --------   -------

Costs of products sold              77.3   %    91.2   %      77.9  %   74.2   %
Gross profit                        22.7         8.8          22.1      25.8
Selling, general and
  administrative expenses           16.6        19.4          16.8      15.8
Operating income (loss)              5.6      (15.0)           4.8       5.7
Earnings (loss) before
  income taxes and
  minority interest                  4.5      (15.4)           3.6       6.0
Net earnings (loss)                  2.8      (11.8)           2.3       4.2

Effective tax rate (benefit)        25.7      (23.6)          23.3      24.7


Net Sales, Gross Profits and Margins

      Net sales for the quarter ended September 30, 2002 increased $139,126,000 or 41.9% as compared to the comparable prior year period. The increase primarily reflects the results of acquisitions, principally General Semiconductor in November 2001 and to a lesser extent the optoelectric infrared business of Infineon, which was acquired in the middle of the third quarter of 2002 and, in the passive segment, a series of small acquisitions in the fourth quarter of 2001 and the first nine months of 2002. Excluding these acquisitions net sales increased $21,084,000 or 6.5%.

      Net sales for the nine months ended September 30, 2002 increased $89,241,000 or 7.0% as compared to the nine months ended September 30, 2001. Excluding the effect of the acquisitions of General Semiconductor, Infineon and the smaller acquisitions in the passive segment net sales decreased 19.8% compared to the nine months ended September 30, 2001. This reflects the continuing effects of the downturn in the electronics industry that began in 2001, particularly in the passive segment. On the passive side, pricing appears to have now stabilized in the resistor and inductor product lines, although at a substantially decreased level as compared with the beginning of 2001. In contrast, pricing pressures remain in the capacitor product line, particularly tantalum molded and MLCC products. Active component revenues increased for both the quarter and nine months ended September 30, 2002, compared to the comparable prior year period, even excluding the effect of acquisitions. However, a softening in the current level of orders may reflect a new slowdown in the active segment, at least in the short term.

      Costs of products sold as a percentage of net sales for the quarter and nine months ended September 30, 2002 were 77.3% and 77.9%, respectively, as compared to 91.2% and 74.2% for the comparable prior year periods. Gross profit as a percentage of net sales, for the quarter and nine months ended September 30, 2002, was 22.7% and 22.1%, respectively, as compared to 8.8% and 25.8% for the comparable prior year periods. The profit margins for the 2001 periods presented reflect the impact of an $18 million palladium and $37 million tantalum inventory writedown. Profit margins in 2002 continue to be impacted by price declines in commodity products offset by volume increases, primarily from the active segment.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components

                          Three Months Ended            Nine Months Ended
                             September 30,                September 30,
                        2002           2001           2002             2001
                    ------------    ------------   ------------    ------------

    Net Sales       $196,702,000    $189,192,000   $568,704,000    $834,270,000

    Gross Profit
    Margin              14.3%           (3.5%)         13.0%           24.8%

      Net sales of passive components for the quarter ended September 30, 2002 increased $7,510,000 (4.0%) as compared to the comparable prior year period. For the nine months ended September 30, 2002, net sales decreased $265,566,000 (31.8%) as compared to the comparable prior year period. Without the acquisitions of Mallory in November 2001, Sensortronics in January 2002, Tedea in June 2002 and BLH and Nobel in July 2002, the passive components business sales would have decreased by $15,236,000 (8.1%) for the quarter ended September 30, 2002, and decreased by $309,255,000 (37.1%) for the nine months ended September 30, 2002, as compared to the comparable prior year periods. The decrease in net sales was primarily due to strong pricing pressure with respect to commodity products as well as volume declines. As noted above, price declines stopped in the third quarter of 2002 for resistor and inductor products but continued for capacitors. The sales declines for commodity products were mitigated to some extent by sales of specialty products, where pricing has remained relatively stable throughout the current downturn in the electronics industry. The gross profit margin of (3.5%) reported in the third quarter of 2001 would have been 14.9% without the tantalum and palladium inventory writedowns of $17,000,000 and $18,000,000, respectively. The decrease in the gross profit margin for passive components business for the first nine months of 2002 as compared with the comparable 2001 period was related to strong pricing pressure in the commodity products, coupled with underutilization of capacity. In response to the difficult business environment in the passive segment, the Company continues to implement cost reduction plans, which include facility combinations and shifting production to lower cost jurisdictions.

      Active Components

                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                          2002           2001           2002             2001
                       ------------   ------------   ------------   ------------

    Net Sales          $274,717,000   $143,101,000   $794,732,000   $439,925,000

    Gross Profit
    Margin                 28.8%          25.2%          28.6%          27.7%


      Net sales of the active components business for the quarter and nine months ended September 30, 2002 increased by $131,616,000 or 92.0% and $354,807,000 or 80.7%, respectively from sales of the comparable prior year period. The increase in the active components business net sales was primarily due to acquisitions, principally General Semiconductor in November 2001 and to a lesser extent the optoelectric infrared business of Infineon in the middle of the 2001 third quarter. Even excluding the effect of the acquisitions, the active components business experienced improved sales, mostly due to continued strong business development and stabilization of prices. Excluding acquisitions, sales increased 26.9% and 13.7% for the third quarter and nine month periods of 2002 over the corresponding prior year periods. Siliconix' sales for the quarter and nine months ended September 30, 2002 increased 42.6% and 20.1% respectively, as compared to the comparable prior year periods. The improved gross margins were a result of the sales improvements discussed above, coupled with cost reduction programs. Both General Semiconductor and Siliconix experienced a slowdown of orders in Asia during the third quarter of 2002, but this slowdown is currently anticipated to be short term. Capacity expansion is planned at Siliconix to meet growth expectations.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the quarter ended September 30, 2002 were 16.6% of net sales, as compared to 19.4% for the comparable prior year period. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries. Sixty five percent of the company's labor force is now in low labor cost countries. Selling, general, and administrative expenses for the nine months ended September 30, 2002 were 16.8% of net sales, as compared to 15.8% of net sales for the comparable prior year period. The increase in selling, general and administrative expenses in 2002 as compared to 2001 is mainly due to recent acquisitions.

Restructuring Expense

      The Company recorded restructuring expense of $2,567,000 for the quarter ended September 30, 2002. Restructuring of European and Israeli operations included $1,739,000 of employee termination costs covering approximately 90 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $828,000 of restructuring expense related to termination costs for approximately 110 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

      Restructuring expense was $7,498,000 for the nine months ended September 30, 2002. Restructuring of European and Israeli operations included $4,274,000 of employee termination costs covering approximately 425 technical, production, administrative and support employees located in Czech Republic, France, Hungary, Israel, Portugal, and Austria. The remaining $3,224,000 of restructuring expense related to termination costs for approximately 376 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.


Interest Expense

      Interest expense for the quarter and nine months ended September 30, 2002 increased by $3,551,000 and $10,592,000 as compared to the comparable prior year periods. This increase was primarily a result of the $172,500,000 principal amount of 5.75% Convertible Subordinated Notes of General Semiconductor (of which $1,500,000 principal amount was repurchased by the Company in January
2002) and $85,000,000 of bank debt of General Semiconductor, which was acquired in November 2001.

Other Income

      Other income of $2,126,000 for the quarter ended September 30, 2002 was comparable with other income of $2,035,000 reported for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, other income of $4,754,000 was down $9,845,000 as compared to the comparable prior year period. This decrease is primarily due to a decrease in interest income and the effects of foreign exchange rates. Interest income is down $7,077,000 when compared to the first nine months of the prior year due to lower interest rates. Foreign exchange losses of $1,939,000 were reported for the nine months ended September 30, 2002 as compared to foreign exchange gains of $3,131,000 for the comparable prior year period.

Minority Interest

      Minority interest for the quarter and nine months ended September 30, 2002 increased $2,835,000 and $2,829,000, respectively when compared to comparable prior year periods. This increase was primarily due to the increase in net earnings of Siliconix.

Income Taxes

      The effective tax rate for the nine months ended September 30, 2002 was 23.3% as compared to 24.7% for the comparable prior year period. The decline in the effective tax rate reflects a relative increase in pretax earnings in low tax rate jurisdictions and the incurrence of restructuring expense in high tax rate jurisdictions.

      The Company enjoys favorable Israeli tax rates, which are applied to specific approved projects and are normally available for a period of ten or fifteen years. The low tax rates in Israel applicable to the Company ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied. The continuing low tax rates in Israel applicable to the Company, as compared to the statutory rate in the United States, resulted in increases in net earnings of $0 and $6,560,000 for the nine months ended September 30, 2002 and 2001, respectively.

      During the second quarter of 2002, the government of Israel informed the Company that since the headcount in Vishay Israel's subsidiaries decreased significantly over the last 18 months, the government intended to withhold a $15 million grant receivable due to Vishay. The Company maintains that it has complied with applicable grant conditions and is entitled to receipt of the grant. The Company and the Israeli government are currently working to resolve this matter. However, as a consequence of the pending dispute, the Company did not record approximately $535,000 of grant income in the quarters ended September 30, 2002 and June 30, 2002, respectively, related to the $15 million grant. The grant is recorded on the Company's Consolidated Balance Sheet under prepaid expenses and other assets. Because of the current uncertainty over collections of the grant, the Company has recorded an allowance of $13 million against the grant, which was offset with a corresponding allowance against deferred income.

Financial Condition and Liquidity

      Cash flows from operations were $297,937,000 for the nine months ended September 30, 2002 as compared to $138,083,000 for the nine months ended September 30, 2001. The increase in cash generated from operations reflects improved working capital management, including reductions in inventory and accounts receivable, partially offset by a decrease in net earnings compared with the corresponding 2001 nine month period. The inventory reduction reflects production adjustments implemented by the Company in response to the business slowdown, in order to control inventory levels. Net purchases of property and equipment for the nine months ended September 30, 2002 were $54,198,000 as compared to $129,260,000 for the comparable prior year period, reflecting the Company's efforts to control capital spending. The Company paid down $125,062,000 on its revolving credit lines during 2002, primarily from the cash generated from operations. At September 30, 2002, the Company had no outstanding balance under its revolving credit facility, although the Company has drawn on the facility in the fourth quarter of 2002 in the ordinary course of business to fund operations and to finance acquisition activity. In January 2002, the Company acquired $1.5 million of General Semiconductor 5.75% Convertible Notes pursuant to an offer required by the terms of the notes following the General Semiconductor acquisition. Cash and cash equivalents increased by $40,956,000 at September 30, 2002 as compared to December 31, 2001.

       The Company's financial condition at September 30, 2002 was strong, with a current ratio of 3.40 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .20 to 1 at September 30, 2002 as compared to .26 to 1 at September 30, 2001 and December 31, 2001.

      On November 11, 2002, the Company announced that it had agreed to acquire BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the Far East. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; and switches and trimming potentiometers. BCcomponents had annual sales in 2001 of approximately $320,000,000.

      In the transaction, Vishay will deliver warrants to acquire Vishay shares in exchange for the outstanding shares of BCcomponents and will arrange for the satisfaction of the outstanding senior and mezzanine debt of BCcomponents. Vishay estimates that it will require up to approximately $227,000,000 to fund the senior debt that will be retired for cash and to pay transaction fees and expenses. Of this amount, Vishay anticipates that approximately $60,000,000 will come from its cash on hand, up to approximately $157,000,000 will come from bank borrowings and approximately $10,000,000 will come from cash of BCcomponents at closing. BCcomponent's mezzanine debt in the amount of $105,000,000 will be exchanged for a convertible debt instrument of Vishay, so that the exchange will not require the expenditure of cash.

The transaction is subject to customary regulatory approval. Also, Vishay will be required to obtain approval of the transaction from its banks and, in this connection, is discussing with its banks certain modifications to its credit facility. The transaction is expected to close before the end of 2002.

      We believe that available sources of credit, together with cash expected to be generated from operations, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, and opportunistic acquisitions during the next twelve months, including the acquisition of BCcomponents.

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At September 30, 2002, a fixed rate swap agreement with a notional amount of $100,000,000 was in place. The impact of interest rate instruments on the Company's results of operations for the quarter and nine months ended September 30, 2002 was not significant.

Item 4:  Disclosure Controls and Procedures

      An evaluation was performed as of a date within 90 days prior to the filing date of this quarterly report, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management completed their evaluation.

VISHAY INTERTECHNOLOGY, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On April 15, 2002, the Company announced that it had been sued by Cabot Corporation in the Superior Court of the Commonwealth of Massachusetts alleging that Vishay and/or its subsidiaries breached agreements for the supply by Cabot to Vishay of tantalum powder and wire. The action arises out of two tantalum supply agreements entered into between Cabot and a Vishay subsidiary in July and November 2000. These agreements require the subsidiary to purchase and Cabot to sell certain minimum amounts of tantalum powder and tantalum wire in the years 2001 through 2005. In its lawsuit, Cabot asked the court to compel the Company to make periodic purchases and take certain other actions under the contracts and to award monetary damages. On June 6, 2002, Cabot and Vishay announced that they had resolved their legal dispute by agreeing to amend the tantalum supply agreements. Volumes and, starting in 2003, prices under the agreements have been reduced, the term of one of the agreements has been extended by one year and Vishay has agreed to purchase tantalum products at regular intervals over the term of the agreements. The minimum total value of the agreements, as amended, is approximately $425 million. The purchase commitments are in excess of current usage requirements. Tantalum, however, has an unlimited shelf life and the Company believes it can eventually use in production all of the tantalum that it is required to purchase.


Item 2. Changes in Securities
                  Not applicable

Item 3. Defaults Upon Senior Securities
                  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
                  Not applicable

Item 5. Other Information
                  Not applicable

Item 6. Exhibits

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer

                                   SIGNATURES

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


Date: November 14, 2002

                                 CERTIFICATIONS
                                 --------------

      I, Dr. Felix Zandman, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Vishay Intertechnology, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dr. Felix Zandman
--------------------------
Dr. Felix Zandman
Chief Executive Officer

      I, Richard N. Grubb, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Vishay Intertechnology, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard N. Grubb
-------------------------
Richard N. Grubb
Chief Financial Officer