Form 10-Q
period 2003-03-31
VISHAY INTERTECHNOLOGY INC
filed 2003-05-15
CIK 103730

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
       x    QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2003
                               ------------------------------


            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      ----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        38-1686453
   (State or other jurisdiction                            (IRS employer
       of incorporation or                               identification no.)
         organization)


                               63 Lincoln Highway
                        Malvern, Pennsylvania 19355-2143
                    (Address of principal executive offices)

                                 (610) 644-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 15, 2003 registrant had 144,312,301 shares of its Common Stock and 15,383,296 shares of its Class B Common Stock outstanding.

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                 MARCH 31, 2003

                                    CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
PART I.            FINANCIAL INFORMATION


           Item 1. Financial Statements


                   Consolidated Condensed Balance Sheets
                     (Unaudited) - March 31, 2003 and December 31, 2002     3


                   Consolidated Condensed Statements of Operations
                     (Unaudited) - Three Months Ended March 31,             5
                      2003 and 2002


                   Consolidated Condensed Statements of Cash Flows
                     (Unaudited) - Three Months Ended March 31,             6
                      2003 and 2002


                   Notes to Consolidated Condensed Financial                7
                     Statements (Unaudited)


           Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   16


           Item 3. Quantitative and Qualitative Disclosures About          22
                     Market Risk


           Item 4. Disclosure Controls and Procedures                      22


PART II.           OTHER INFORMATION                                       24


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                                March 31,          December 31,
ASSETS                                                            2003                2002
                                                              -----------         -------------

CURRENT ASSETS
  Cash and cash equivalents                                   $   323,535         $   339,938
  Accounts receivable, net                                        381,262             343,511
  Inventories:
    Finished goods                                                204,657             219,769
    Work in process                                               144,657             142,846
    Raw materials                                                 196,226             191,451
  Deferred income taxes                                            43,638              47,297
  Prepaid expenses and other current assets                       190,043             188,881
                                                              -----------         -----------
                     TOTAL CURRENT ASSETS                       1,484,018           1,473,693

PROPERTY AND EQUIPMENT - AT COST
  Land                                                            116,687             118,000
  Buildings and improvements                                      330,686             339,869
  Machinery and equipment                                       1,627,437           1,609,931
  Construction in progress                                         64,107              61,830
  Allowance for depreciation                                     (888,110)           (854,780)
                                                              -----------         -----------
                                                                1,250,807           1,274,850

GOODWILL                                                        1,372,359           1,356,293

OTHER INTANGIBLE ASSETS, NET                                      119,574             122,417

OTHER ASSETS                                                       83,680              87,906
                                                              -----------         -----------
                                                              $ 4,310,438         $ 4,315,159
                                                              ===========         ===========

                                                March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2003                2002
                                              ------------        -------------

CURRENT LIABILITIES
  Notes payable to banks                      $    16,726         $    18,161
  Trade accounts payable                          125,171             123,999
  Payroll and related expenses                    100,496             103,184
  Other accrued expenses                          291,479             303,609
  Income taxes                                      9,570               8,734
  Current portion of long-term debt                18,489              18,550
                                              -----------         -----------
         TOTAL CURRENT LIABILITIES                561,931             576,237

LONG-TERM DEBT                                    688,875             706,316

DEFERRED INCOME TAXES                              49,241              52,935

DEFERRED INCOME                                    38,698              42,345

MINORITY INTEREST                                  77,708              75,985

OTHER LIABILITIES                                 277,696             279,462

ACCRUED PENSION COSTS                             226,222             223,092

STOCKHOLDERS' EQUITY
  Common Stock                                     14,430              14,429
  Class B Common Stock                              1,539               1,538
  Capital in excess of par value                1,911,009           1,910,994
  Retained earnings                               530,202             523,354
  Accumulated other comprehensive loss            (66,785)            (91,115)
  Unearned compensation                              (328)               (413)
                                              -----------         -----------
                                                2,390,067           2,358,787
                                              -----------         -----------
                                              $ 4,310,438         $ 4,315,159
                                              ===========         ===========


            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                     Three Months Ended
                                                                         March 31,
                                                                   2003            2002
                                                                ----------      ---------

Net sales                                                       $ 532,127       $ 434,140
Costs of products sold                                            413,617         347,203
                                                                ---------       ---------
                              GROSS PROFIT                        118,510          86,937

Selling, general, and administrative expenses                      96,662          74,659
Restructuring expense                                                 687           3,024
                                                                ---------       ---------
                              OPERATING INCOME                     21,161           9,254

Other income (expense):
  Interest expense                                                (10,001)         (6,909)
  Other                                                               643           2,549
                                                                ---------       ---------
                                                                   (9,358)         (4,360)
                                                                ---------       ---------

      EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST           11,803           4,894

Income taxes                                                        2,935             807
Minority interest                                                   2,020           1,667
                                                                ---------       ---------

                              NET EARNINGS                      $   6,848       $   2,420
                                                                =========       =========

Basic earnings per share                                        $    0.04       $    0.02

Diluted earnings per share                                      $    0.04       $    0.02

Weighted average shares outstanding - basic                       159,549         159,177

Weighted average shares outstanding - diluted                     159,996         160,605


            See Notes to Consolidated Condensed Financial Statements.


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
                                                                                Three Months Ended
                                                                                   March 31,
                                                                              2003            2002
                                                                           ---------        ---------
OPERATING ACTIVITIES
  Net earnings                                                             $   6,848        $   2,420
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                           50,495           45,889
      Loss on disposal of property and equipment                                 (72)              (9)
      Amortization of imputed interest                                         2,375            2,305
      Writedown of inventory                                                   1,565               --
      Minority interest in net earnings of consolidated subsidiaries           1,960            1,667
      Other                                                                   (7,753)          (9,537)
      Changes in operating assets and liabilities                            (27,475)          68,499
                                                                           ---------        ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                 27,943          111,234

INVESTING ACTIVITIES
  Purchase of property and equipment                                         (24,173)         (14,073)
  Proceeds from sale of property and equipment                                10,667            4,677
  Purchase of businesses, net of cash acquired                               (10,760)         (26,938)
                                                                           ---------        ---------
    NET CASH USED IN INVESTING ACTIVITIES                                    (24,266)         (36,334)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                             227              153
  Principal payments on long-term debt                                          (209)            (380)
  Net payments on revolving credit lines                                     (20,000)         (50,311)
  Net changes in short-term borrowings                                        (1,226)         (10,119)
  Proceeds from stock options exercised                                           16              338
                                                                           ---------        ---------
    NET CASH USED IN FINANCING ACTIVITIES                                    (21,192)         (60,319)
Effect of exchange rate changes on cash                                        1,112           (1,371)
                                                                           ---------        ---------
    (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                                       (16,403)          13,210

Cash and cash equivalents at beginning of period                             339,938          367,115
                                                                           ---------        ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 323,535        $ 380,325
                                                                           =========        =========

            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

Note 1:   Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):


                                                           Three Months Ended
                                                                March 31,
                                                           2003           2002
                                                         --------       --------

Numerator:
   Net earnings                                          $  6,848       $  2,420

Denominator:
   Denominator for basic earnings per
     share - weighted average shares                      159,549        159,177

    Effect of dilutive securities:

   Employee stock options                                     380          1,288
   Other                                                       67            140
                                                         --------       --------
   Dilutive potential common shares                           447          1,428

   Denominator for diluted earnings per
   share - adjusted weighted average shares               159,996        160,605

Basic earnings per share                                 $   0.04       $   0.02
                                                         ========       ========

Diluted earnings per share                               $   0.04       $   0.02
                                                         ========       ========

      Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the periods presented:

          o assumed conversion of the Company's zero coupon subordinated convertible notes;

          o assumed conversion of the convertible notes of General Semiconductor, acquired November 2, 2001;

          o assumed conversion of the convertible notes of BCcomponents, acquired December 13, 2002, for the three month period ended March 31, 2003; and

          o outstanding stock options (7,539,000) and warrants (8,824,000), for the three month period ended March 31, 2003.

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

                                                         Three Months Ended
                                                             March 31,
                                                     2003                2002
                                                   ---------          ----------
Business Segment Information
(in thousands)

Net Sales:
   Passives                                        $ 274,874          $ 184,572
   Actives                                           257,253            249,568
                                                   ---------          ---------
                                                   $ 532,127          $ 434,140
                                                   =========          =========

Operating Income (Loss):
   Passives                                        $     819          $ (15,774)
   Actives                                            25,612             29,269
   Corporate                                          (5,270)            (4,241)
                                                   ---------          ---------
                                                   $  21,161          $   9,254
                                                   =========          =========


      BCcomponents, acquired December 13, 2002, contributed $69,000,000 of net sales and $1,400,000 of operating income to the passives segment for the quarter ended March 31, 2003.

Note 4:   Comprehensive Income

      Comprehensive income includes the following components (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                            2003          2002
                                                          --------       -------

Net earnings                                               $6,848        $2,420

Other comprehensive income:
   Foreign currency translation adjustment                 27,525         8,148
   Unrealized gain (loss) on interest rate swap               660        (1,580)
   Pension liability adjustment, net of tax                  (103)       (6,266)
                                                         --------      --------
Total other comprehensive income                           28,082           302
                                                         --------      --------

Comprehensive income                                     $ 34,930      $  2,722
                                                         ========      ========


Note 5:   Restructuring Expense

      Restructuring expense reflects the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Effective January 1, 2003, restructuring costs are accounted for under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because these costs are recorded based upon estimates, our actual expenditures for the restructuring activities may differ from the initially recorded costs. We could be required either to record additional expenses in future periods, if the initial estimates were too low, or to reverse part of the charges that we recorded initially.

      Quarter Ended March 31, 2003

      The Company recorded restructuring expense of $687,000 for the quarter ended March 31, 2003. Restructuring of European operations included $557,000 of employee termination costs covering 45 technical, production, administrative and support employees located in France, Hungary, Portugal and Austria. The remaining $130,000 of restructuring expense related to termination costs for 15 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company. Activity related to these costs is as follows (in thousands, except number of employees):

                                                       Number of
                                       Workforce       Employees
                                       Reduction       Terminated      Total
                                       ---------       ----------      ------

Restructuring expense                    $ 687              60         $ 687
Utilized                                  (286)            (43)         (286)
                                         -----           -----         -----
Balance at March 31, 2003                $ 401              17         $ 401
                                         =====           =====         =====

      Quarter Ended March 31, 2002

      The Company recorded restructuring expense of $3,024,000 for the quarter ended March 31, 2002. Restructuring of European and Israeli operations included $1,292,000 of employee termination costs covering approximately 234 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. The remaining $1,732,000 of restructuring expense related to termination costs for approximately 194 technical, production, administrative and support employees located in the United States.

      Year Ended December 31, 2002

      Restructuring expense was $30,970,000 for the year ended December 31, 2002. Restructuring of European and Israeli operations included $10,698,000 of employee termination costs covering approximately 778 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. An additional $7,909,000 of restructuring expense related to termination costs for approximately 660 technical, production, administrative and support employees in the United States. The remaining $12,363,000 of restructuring expense related to the noncash write-down of buildings and equipment that are no longer in use. The restructuring expense was incurred as part of the cost reduction programs being implemented by the Company. The restructuring activities related to existing business were designed to reduce both fixed and variable costs, particularly in response to the reduced demand for our products occasioned by the electronics industry downturn which began in 2001. Activity related to these costs is as follows (in thousands, except number of employees):


                                                                              Number of
                                          Workforce            Asset          Employees
                                          Reduction          Impairment       Terminated         Total
                                         ----------          ----------       ----------        --------

Restructuring expense                     $ 18,607            $ 12,363           1,438          $ 30,970
Utilized                                    (6,420)            (12,363)           (783)          (18,783)
                                          --------            --------        --------          --------
Balance at December 31, 2002                12,187                --               655            12,187
Utilized                                    (3,100)               --              (171)           (3,100)
Change in estimate                             (15)               --                --               (15)
                                          --------            --------        --------          --------
Balance at March 31, 2003                 $  9,072            $   --               484          $  9,072
                                          ========            ========        ========          ========


      The remaining $9,072,000 of severance costs, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

      Year Ended December 31, 2001

      Restructuring expense was $61,908,000 for the year ended December 31, 2001. Restructuring of European, Asia Pacific, and Israeli operations included $27,064,000 of employee termination costs covering approximately 3,778 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany and Israel. The European operations also recorded $2,191,000 of non-cash costs associated with the write-down of buildings and equipment that are no longer in use. An additional $13,870,000 of restructuring expense related to termination costs for approximately 1,885 technical, production, administrative and support employees in the United States. The remaining $18,783,000 of restructuring expense related to the non-cash write-down of buildings and equipment in the United States that are no longer in use.

      Activity related to these costs is as follows (in thousands, except number of employees):


                                                                     Number of
                                 Workforce            Asset          Employees
                                 Reduction          Impairment       Terminated         Total
                                 ----------         ----------       ----------        --------

Restructuring expense            $ 40,934            $ 20,974            5,663         $ 61,908
Utilized                          (18,114)            (20,974)          (4,913)         (39,088)
                                 --------            --------         --------         --------
Balance at December 31, 2001       22,820                --                750           22,820
Utilized                          (19,865)               --               (612)         (19,865)
Changes in estimate                (1,391)               --               --             (1,391)
                                 --------            --------         --------         --------
Balance at December 31, 2002        1,564                --                138            1,564
Utilized                           (1,026)               --                (43)          (1,026)
Changes in estimate                  --                    22             --                 22
                                 --------            --------         --------         --------
Balance at March 31, 2003        $    538            $     22               95         $    560
                                 ========            ========         ========         ========

      The remaining $560,000 of severance costs, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

Note 6:   Acquisitions

      As part of the Company's growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise. In the past two years, the Company has taken advantage of the downturn in the electronics industry and the strength of its own balance sheet to acquire businesses for consideration that the Company believes was lower than what it would have been required to pay in other economic environments. In pricing an acquisition, the Company focuses primarily on the target's revenues and customer base, the strategic fit of its product line with the Company's existing product offerings, opportunities for cost cutting and integration with the Company's existing operations and production and other post-acquisition synergies rather than on the target's assets, such as its property, equipment and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

      On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by stockholders of the two companies, for $554.8 million, including acquisition expenses of $7.0 million. In connection with the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. The exit plan includes downsizing certain European and Taiwan facilities and moving production to low labor cost areas such as Israel, the Czech Republic, and China. The exit plan should be completed by the third quarter of 2003. The plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. The goal of the Company is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic, and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. Approximately $88,242,000 of the restructuring liabilities recorded in connection with the acquisition related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe and the Pacific Rim. The remaining $6,401,000 of restructuring liabilities related to provisions for lease cancellations and other costs. The restructuring liability is included in other accrued expenses on the consolidated balance sheet and the workforce reduction costs are expected to be paid out by December 31, 2003. The other costs are expected to be paid out by 2005. Any changes in estimates to the restructuring liability have changed the purchase allocation. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):


                                                                            Number of
                                    Workforce                               Employees
                                    Reduction             Other             Terminated            Total
                                    ----------           --------           ----------           --------
Balance at January 1, 2002           $ 88,242            $  6,401               1,460            $ 94,643
Utilized                              (52,118)             (1,249)               (426)            (53,367)
Changes in estimate                    (7,900)               --                  (147)             (7,900)
                                     --------            --------            --------            --------
Balance at December 31, 2002           28,224               5,152                 887              33,376
Utilized                               (3,351)             (2,306)                (70)             (5,657)
                                     --------            --------            --------            --------
Balance at March 31, 2003            $ 24,873            $  2,846                 817            $ 27,719
                                     ========            ========            ========            ========

      In January 2002, the Company acquired the transducer and strain gage businesses of Sensortronics, Inc. Sensortronics is a leading manufacturer of load cells and torque transducers for domestic and international customers in a wide range of industries with manufacturing facilities in Covina, California, Costa Rica, and, pursuant to a joint venture arrangement, India. The acquisition included the wholly-owned subsidiary of Sensortronics, JP Technologies, a manufacturer of strain gages, located in San Bernardino, California. The purchase price was $10 million in cash. The purchase price has been allocated, with resulting goodwill of $3,027,000. The results of operations of Sensortronics are included in the results of the passives segment from January 31, 2002.

      In June 2002, the Company acquired Tedea-Huntleigh BV, a subsidiary of Tedea Technological Development and Automation Ltd. Tedea-Huntleigh BV is engaged in the production and sale of load cells used in digital scales by the weighing industry. The purchase price was approximately $21 million in cash. Additionally, Vishay will pay Tedea a $1 million consulting fee over a three-year period and repaid a $9 million loan of Tedea to Tedea-Huntleigh. Tedea-Huntleigh operates two plants in Israel, in Netanya and Carmiel, where it employs approximately 350 people, as well as a number of facilities outside Israel. Tedea-Huntleigh also has load cell operations in the

People's Republic of China. The purchase price has been allocated, with resulting goodwill of $13,841,000. Results of operations are included in the results of the passives segment beginning July 1, 2002.

      On July 31, 2002, the Company acquired the BLH and Nobel businesses of Thermo Electron Corporation. BLH and Nobel are engaged in the production and sale of load cell-based process weighing systems, weighing and batching instruments, web tension instruments, weighing scales, servo control systems, and components relating to load cells including strain gages, foil gages, and transducers. The purchase price was $18.5 million in cash. The purchase price has been allocated, with resulting goodwill of $11,262,000. The results of operations are included in the results of the passives segment beginning August 1, 2002.

      In October 2002, the Company acquired Celtron Technologies. Celtron is engaged in the production and sale of load cells used in digital scales for the weighing industry, with manufacturing facilities and offices in Taiwan, the People's Republic of China and California. The purchase price of $13.5 million in cash has been allocated, with resulting goodwill of $4,711,000.

      On December 13, 2002, the Company acquired BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the Far East. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; and switches and trimming potentiometers.

      Vishay acquired the outstanding shares of BCcomponents in exchange for ten-year warrants to acquire 7,000,000 shares of Vishay common stock at an exercise price of $20.00 per share and ten-year warrants to acquire 1,823,529 shares of Vishay common stock at an exercise price of $30.30 per share. The fair value of the warrants ($39,462,000) was determined using the Black-Scholes method. Significant assumptions used included an expected dividend yield of 0%, a risk free interest rate of 3%, an expected volatility of 66%, and an expected life of five years.

      In the transaction, outstanding obligations of BCcomponents, including indebtedness and transaction fees and expenses, in the amount of approximately $224 million were paid ($191,000,000) or assumed ($33,000,000). Also, $105 million in principal amount of BCcomponents' mezzanine indebtedness and certain other securities of BCcomponents were exchanged for $105 million principal amount of floating rate unsecured loan notes of Vishay due 2102. The Vishay notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest rate may be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to Vishay in exchange for 6,176,471 shares of Vishay common stock in the aggregate, and Vishay may call the notes in exchange for cash or for shares of its common stock after 15 years from the date of issuance. The purchase price was as follows:

Cash consideration                         $191,000,000
Warrants issued                              39,462,000
Acquisition costs                             3,000,000
                                           ------------
Total purchase price                       $233,462,000
                                           ============

      Under purchase accounting, the total purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is based on a preliminary evaluation of the fair value of BCcomponents' tangible and identifiable intangible assets acquired and liabilities assumed at the date of the merger based upon currently available information. There can be no assurance that the estimated amounts will represent the final purchase allocation. The purchase price has been preliminarily allocated, pending finalization of appraisals for property, plant, and equipment, debt, intangible assets and warrants, to the acquired assets and liabilities based on fair values as follows:

Current assets                                $  91,859,000
Property, plant, and equipment                  127,626,000
Other assets                                      3,054,000
Trademarks                                       21,000,000
Completed technology                             22,000,000

Current liabilities                            (118,425,000)
Long-term debt                                 (126,328,000)
Other noncurrent liabilities                    (29,860,000)
Goodwill                                        242,536,000
                                              -------------
Total purchase price                          $ 233,462,000
                                              =============

      In connection with the BCcomponents acquisition, the Company recorded restructuring liabilities of $48,000,000 in connection with an exit plan that management began to formulate prior to the acquisition date. Approximately $46,000,000 of these liabilities relate to employee termination costs covering approximately 780 technical, production, administrative and support employees located in the United States, Europe and the Pacific Rim. The restructuring liability is recorded in other accrued expenses and is expected to be paid out by December 31, 2003. The exit plan is not yet finalized. Future adjustments that increase or decrease the restructuring liabilities would increase or decrease goodwill. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):


                                                          Number of
                                   Workforce              Employees
                                   Reduction    Other     Terminated    Total
                                   --------    --------   ----------   --------
Balance at January 1, 2003         $ 45,855    $  1,939         780    $ 47,794
Utilized                             (5,077)        (26)        (70)     (5,103)
                                   --------    --------    --------    --------
Balance at March 31, 2003          $ 40,778    $  1,913         710    $ 42,691
                                   ========    ========    ========    ========

      Had the acquisitions been made as of January 1, 2002, the Company's pro forma results would have been (in thousands, except per share amounts):

                          Three Months Ended
                            March 31, 2002
                         ---------------------

Net sales                      $517,672
Net loss                       $ (2,378)

Basic loss per share           $  (0.01)
Diluted loss per share         $  (0.01)


Note 7:   Stock-Based Compensation

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

                                     Three Months Ended
                                         March 31,
                                  -------------------------
                                      2003         2002
                                  -------------------------

Net income, as reported             $  6,848      $  2,420
Deduct: Total stock-based
 employee compensation expense
 determined under fair
 value-based method for all
 awards, net of related
 tax effects                             467           611
                                  -------------------------
Pro forma net income                $  6,381      $  1,809
                                  =========================

Earnings per share:
  Basic--as reported                  $ 0.04        $ 0.02
                                  =========================
  Basic--pro forma                    $ 0.04        $ 0.01
                                  =========================

  Diluted--as reported                $ 0.04        $ 0.02
                                  =========================
  Diluted--pro forma                  $ 0.04        $ 0.01
                                  =========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

      Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. Vishay is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. Historically, the passive components business had predominated at Vishay, until the purchase of General Semiconductor in November 2001, after which the active business took predominance. The acquisition of BCcomponents in December 2002 has shifted the predominance back to the passive business. Revenues for the three months ended March 31, 2003 were derived 52% from the Company's passive business and 48% from its active business.

      Market conditions in the electronics industry remain difficult. The results for the first quarter continue to reflect the impact of the current weak economy. However, there was an unexpected recovery beginning in February 2003 experienced across several product and market segments. Short-term orders increased predominately in the passive business from contract equipment manufacturers and from the automotive market. It is not currently known whether this recovery will be sustained. This follows a difficult 2002 and 2001, in which the electronic components business generally was depressed both in the United States and much of the world. This economic environment has affected both the passive and active component businesses. The Company's book-to-bill ratio for the first quarter was 1.05, reflecting a book-to-bill ratio for the active business of 1.03 and a book-to-bill ratio for the passive business of 1.07. The Company's backlog was $438.2 million at the end of the first quarter, a $30.6 million increase from the previous quarter.

      The following table shows the end-of-period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the 1st quarter of 2002 through the first quarter of 2003.


                                1st Quarter 2002   2nd Quarter 2002  3rd Quarter 2002   4th Quarter 2002     1st Quarter 2003
                                ----------------   ----------------  ----------------   ----------------     ----------------

End of Period
  Backlog                       $ 396,900,000       $ 421,500,000    $  378,500,000    $  407,600,000(1)     $ 438,200,000(1)

Book-to-Bill
  Ratio                               1.14                1.02              0.90              0.93                 1.05

(1) Includes $49,800,000 and $49,500,000 of backlog attributable to the business of BCcomponents for the fourth quarter of 2002 and the first quarter of 2003, respectively. BCcomponents was acquired in December 2002.

      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the first quarter of 2002 through the first quarter of 2003:


                              1st Quarter 2002    2nd Quarter 2002  3rd Quarter 2002   4th Quarter 2002     1st Quarter 2003
                              ----------------    ----------------  ----------------   ----------------     ----------------

Passive Components
------------------
  Sales                         $ 184,572,000       $  187,430,000   $  196,702,000    $  198,542,000       $  274,874,000(1)

Book-to-Bill
  Ratio                              1.02                 0.98              0.96              1.00                 1.07

Active Components
-----------------
  Sales                         $ 249,568,000       $  270,447,000   $  274,717,000    $  260,835,000       $  257,253,000

Book-to-Bill
  Ratio                              1.22(2)              1.04              0.85              0.88                 1.03


(1) Includes $69,300,000 attributable to BCcomponents for the first quarter of 2003.
(2) The book-to-bill ratio for the active components for the quarter ended March 31, 2002 reflected, in part, an unusual spike in orders in March 2002.

      The Company continued to implement its cost control programs during the quarter with an emphasis on the reduction and reallocation of headcount. A major element of the Company's cost control strategy has been to position its manufacturing facilities, to the extent practicable, in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 65% as of March 31, 2003. The Company continues to target improvement in this area with the continued integration of the business of BCcomponents.

      Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                              Three Months Ended
                                                   March 31,
                                                2003       2002
                                                ----       ----

Costs of products sold                          77.7  %    80.0  %
Gross profit                                    22.3       20.0
Selling, general and
  administrative expenses                       18.2       17.2
Operating income                                 4.0        2.1
Earnings before income
  taxes and minority interest                    2.2        1.1
Net earnings                                     1.3        0.6

Effective tax rate                              24.9  %    16.5  %

Net Sales, Gross Profits and Margins

      Net sales for the quarter ended March 31, 2003 increased $97,987,000 or 22.6% as compared to the comparable prior year period. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in June 2002. Excluding these acquisitions, net sales increased $10,587,000 or 2.4%. Foreign exchange rates during the quarter positively impacted revenues by $22,300,000. In the passive components business, pricing continues to stabilize in the resistor and inductor product lines, and a slow recovery has begun in the capacitor product line. Active component revenues increased only slightly for the quarter ended March 31, 2003 as compared to the comparable prior year period, reflecting the slowdown in the laptop computer market.

      Costs of products sold as a percentage of net sales for the quarter ended March 31, 2003 were 77.7% as compared to 80.0% for the comparable prior year period. Gross profit as a percentage of net sales for the quarter ended March 31, 2003 was 22.3% as compared to 20.0% for the comparable prior year period. Price declines were offset by volume increases and cost savings programs.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components

                           Three Months Ended
                               March 31,
                         2003             2002
                      ------------     ------------

    Net Sales         $274,874,000     $184,572,000

    Gross Profit
    Margin                 19.4%           10.8%

      Net sales of the passive components business for the quarter ended March 31, 2003 increased $90,302,000, or 48.9%, as compared to the comparable prior year period. Without the acquisition of BCcomponents, Celtron Technologies, BLH and Nobel, and Tedea-Huntleigh, the passive components business sales would have increased by $2,900,000, or 1.6%, for the quarter ended March 31, 2003 as compared to the comparable prior year period. The increase in net sales can be attributed to the volume increases in the resistor and inductor product lines, partially offset by price declines and the positive impact of foreign currency exchange rates. The average selling price decline has slowed in the resistor and inductor product lines and further stabilization is expected due to the BCcomponents acquisition. The capacitor product line continues to struggle, with the average selling price down 9% from the prior year. However, there are indications of the start of a slow recovery. Gross margins were 19.4% for the quarter ended March 31, 2003 as compared to 10.8% for the comparable prior year period. This increase is mainly due to the acquisitions noted above. The gross profit margin at BCcomponents for the quarter ended March 31, 2003 was 20.9% and the gross profit margins for the measurements group acquisitions ranged from 31.0% to 45.0%. Several significant cost reduction programs have been initiated in all of the products lines, including facility combinations and shifting production to lower cost regions. The impact of these cost savings plans has been partially offset by the underutilization of capacity in the commodity products. Additionally, a write-down of $1,500,000 of palladium inventory was taken in the quarter ended March 31, 2003.

      Active Components

                              Three Months Ended
                                   March 31,
                            2003              2002
                        ------------       ------------

    Net Sales           $257,253,000       $249,568,000

    Gross Profit
    Margin                  25.3%              26.9%

      Net sales of the active components business for the quarter ended March 31, 2003 increased by $7,685,000, or 3.1%, from sales of the comparable prior year period. Pricing pressure continues to increase in our active components business. Our Siliconix operation experienced an increase in sales during this period, mainly due to the market shift from single-function cellular phones to multiple- function cellular phones, which utilize more of the Company's components. This increase was partially offset by the slowdown in the laptop computer market and a slight decline in sales in our other semiconductor businesses. Net sales also increased due to the positive impact of foreign currency exchange rates. Gross margins were 25.3% for the quarter ended March 31, 2003 as compared to 26.9% for the comparable prior year period. Margins were negatively impacted by product mix changes at our Siliconix business where there was a higher share of commodity products as compared to the prior year.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the quarter ended March 31, 2003 were 18.2% of net sales as compared to 17.2% for the comparable prior year period. This increase was mainly due to the acquisition of BCcomponents. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries. Sixty five percent of the Company's labor force is in low labor cost countries. Additionally, the Company has recorded $1.0 million of expenses for the quarter ended March 31, 2003 associated with improving internal controls in response to the provisions of the Sarbanes-Oxley Act.

Restructuring Expense

      Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn beginning in 2001. These activities include the closing of facilities and the termination of employees. Restructuring costs are accounted for under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods, although it is not possible to quantify the expected savings.

      The Company recorded restructuring expense of $687,000 for the quarter ended March 31, 2003. Restructuring of European operations included $557,000 of employee termination costs covering 45 technical, production, administrative and support employees located in France, Hungary, Israel, Portugal and Austria. The remaining $130,000 of restructuring expense related to termination costs for 15 technical, production, administrative and support employees located in the United States.

      The Company recorded restructuring expense of $3,024,000 for the quarter ended March 31, 2002. Restructuring of European and Israeli operations included $1,292,000 of employee termination costs covering approximately 234 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. The remaining $1,732,000 of restructuring expense related to termination costs for approximately 194 technical, production, administrative and support employees located in the United States.

      Restructuring expense is separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities. These amounts are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.

Interest Expense

      Interest expense for the quarter ended March 31, 2003 increased by $3,092,000 as compared to the comparable prior year period. This increase was primarily a result of the various acquisitions made in 2002. The Company borrowed $116,000,000 on its revolving credit facility and issued $105,000,000 principal amount of unsecured loan notes, currently bearing interest at LIBOR plus 1.5%, in connection with the BCcomponents acquisition in December 2002.

Other Income

      Other income was $643,000 for the quarter ended March 31, 2003, down $1,906,000 as compared to other income of $2,549,000 for the comparable prior year quarter. This decrease was primarily due to higher foreign exchange losses. Foreign exchange losses of $1,272,000 were reported for the quarter ended March 31, 2003 as compared to foreign exchange gains of $713,000 for the comparable prior year period.

Minority Interest

      Minority interest for the quarter ended March 31, 2003 increased $353,000 as compared to the comparable prior year period. This increase was primarily due to the increase in net earnings of Siliconix.

Income Taxes

      The effective tax rate, based on earnings before income taxes and minority interest, for the first quarter of 2003 was 24.9% as compared to 16.5% for the comparable prior year period. The higher effective tax rate in 2003 is due primarily to the fact that the Company did not recognize the tax benefit of losses incurred in certain high tax jurisdictions. While those losses are available to offset future taxable income, accounting rules do not allow for the recognition of the benefit currently.

      The Company enjoys favorable tax rates on its operations in Israel. Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years. The low tax rates in Israel applicable to the Company ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied, but, due to losses reported in Israel, there was no material impact on net earnings for the quarters ended March 31, 2003 and 2002, respectively.

Financial Condition and Liquidity

      Cash flows from operations were $27,943,000 for the quarter ended March 31, 2003 as compared to $111,234,000 for the quarter ended March 31, 2002. For the quarter ended March 31, 2002, there were significant reductions in accounts receivable and inventory in response to the business slowdown. Accounts receivable levels at March 31, 2003 have increased significantly due to the upturn in orders beginning in February. This increase was only partially offset by inventory reductions, higher net income and depreciation and amortization. Net purchases of property and equipment for the quarter ended March 31, 2003 were $24,173,000 as compared to $14,073,000 for the comparable prior year period. This increase was mainly due to spending at our Electro-Films location, where the facility is being rebuilt after a fire in 2002. This facility had approximately $8.0 million of capital spending in the first quarter of 2003. Purchase of businesses, net of cash acquired, for the three months ended March 31, 2003 represents payments made related to liabilities assumed from previous acquisitions.

      The Company paid down $20,000,000 on its revolving credit lines during the first quarter of 2003, primarily from the cash generated from operations. At March 31, 2003, the Company had $91,000,000 outstanding under its revolving credit facility. In connection with our acquisition of BCcomponents in December 2002, we issued $105,000,000 principal amount of our floating rate unsecured loan notes due 2102. The notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest payable on the notes may be further reduced to 50% of LIBOR after December 31, 2010 if the price of our common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to us in exchange for 6,176,471 shares of our common stock in the aggregate, and we may call the notes in exchange for cash or for shares of our common stock after 15 years from the date of issuance.

      The Company's financial condition at March 31, 2003 was strong, with a current ratio of 2.64 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .29 to 1 at March 31, 2003 as compared to ..23 to 1 at March 31, 2002 and .30 to 1 at December 31, 2002. The increase in long-term debt ratio from March 31, 2002 to March 31, 2003 reflects the debt incurred in connection with the BCcomponents acquisition.

Inflation

      Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

Safe Harbor Statement

      Statements in this report that are not clearly historical are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These include, but are not limited to, anticipated results for the rest of 2003 and expectations with respect to recoveries in the economic and business climate in general and the Company's businesses in particular. All forward-looking statements made by or on behalf of the Company involve risks, uncertainties and contingencies, whether they are contained in this report or other reports and documents filed with the Securities and Exchange Commission, in press releases or in communications and discussions with investors and analysts through meetings, webcasts, phone calls or conference calls. Many of these risks, uncertainties and contingencies are beyond the Company's control, and they may cause actual results, performance or achievements to differ materially from those anticipated. Please refer to the Company's 2002 Annual Report on Form 10-K for important factors that could cause the Company's actual results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At March 31, 2003, a fixed rate swap agreement with a notional amount of $100,000,000 was in place. The impact of interest rate derivative instruments on the Company's results of operations for the quarter ended March 31, 2003 was not significant.

Item 4. Disclosure Controls and Procedures

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

                  Not applicable

Item 5. Other Information

                  Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer

        (b)       Reports on Form 8-K:

                  On January 23, 2003, the Company filed a current report under
                  Item 5 of Form 8-K, regarding the Company's write-down of its current inventory of tantalum powder and wire and an accrual for its commitments under contracts for the supply of tantalum. The date of the form was January 21, 2003.

                  On February 26, 2003, the Company filed a current report under
                  Item 7 of Form 8-K/A, providing the required financial statements of BCcomponents and the required pro forma financial information giving effect to the

                  Company's purchase of BCcomponents in December 2002. The form was dated December 13, 2002 and amended the Form 8-K previously filed by the Company on December 23, 2002.

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


Date: May 15, 2003

                                 CERTIFICATIONS

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

Date: May 15, 2003

/s/ Dr. Felix Zandman
-----------------------
Dr. Felix Zandman
Chief Executive Officer

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

Date: May 15, 2003

/s/ Richard N. Grubb
-------------------------
Richard N. Grubb
Chief Financial Officer