Form 10-K/A
period 2002-12-31
VISHAY INTERTECHNOLOGY INC
filed 2003-07-30
CIK 103730

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A

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

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as
defined Exchange Act Rule 12b-2).  Yes X       No
                                     -----       -----

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

Products

      We design, manufacture and market electronic components that cover a wide range of products and technologies. Our products primarily consist of:

o     resistors,                         o     signal processing ICs,

o     tantalum capacitors,               o     transistors,

o     multi-layer and disc ceramic       o     voltage suppressors,
        capacitors (MLCCs),

o     aluminum and specialty ceramic     o     infrared data transceivers
        capacitors,                              (IRDCs),

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

      Packaging

      We have taken advantage of the growth of the surface mount component market, and we are an industry leader in designing and marketing surface mount devices. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on a circuit board, as well as on both sides of the board. This is particularly desirable in applications such as hand held computers and cell phones where there is a continuing design trend towards product miniaturization. Surface mounting also facilitates automated product assembly, resulting in lower production costs for equipment manufacturers than those associated with leaded or through-hole mounted devices. We believe that we are a market leader in the development and production of a wide range of surface mount devices, including:

       o     thick film chip resistors,        o     wirewound chip resistors,

       o     thick film resistor networks      o     power strip resistors,
             and arrays,
                                               o     bulk metal foil chip
       o     metal film leadless                     resistors,
             resistors (MELFs),

                                               o     current sensing chips,
       o     molded tantalum chip
             capacitors,                       o     chip inductors,

       o     coated tantalum chip              o     chip transformers,
             capacitors,
                                               o     chip trimmers,
       o     multi-layer ceramic chip
             capacitors,                       o     NTC chip thermistors,

       o     thin film chip resistors,         o     PTC chip thermistors, and

       o     thin film networks,               o     strain gages.

       o     certain diodes and
             transistor products,

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

      The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience with the foregoing environmental matters, we have concluded that there is at least a reasonable possibility that we will incur remedial costs in the range of $30 million to $35 million. As of December 31, 2002, we concluded that the best estimate within this range is $34.4 million, which is included in other long-term liabilities on the Consolidated Balance Sheet. Of this reserve, approximately $22.4 million is due to the acquisition of General Semiconductor, excluding any liability in connection with the litigation relating to the Hicksville, New York facility described above, approximately $7.6 million is due to the acquisition of BCcomponents and approximately $4.4 million is reserved for other miscellaneous environmental liabilities, primarily at our Vitramon subsidiary in the

United States. In view of our financial positions and reserves for environmental matters of $34.4 million, we have concluded that any potential payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding our executive officers as of March 31, 2003.

Name                               Age       Positions Held
----                               ---       --------------

Felix Zandman*                     74         Chairman of the Board and
                                              Chief Executive Officer

Avi D. Eden*                       55         Vice-Chairman of the Board,
                                              Executive Vice President and
                                              General Counsel

Gerald Paul*                       54         Chief Operating Officer,
                                              President and Director

Marc Zandman                       41         Vice-Chairman of the Board,
                                              President-Vishay Israel Ltd.

Richard N. Grubb*                  56         Executive Vice President,
                                              Treasurer, Chief Financial
                                              Officer and Director

Robert A. Freece*                  62         Senior Vice President and
                                              Director

William J. Spires                  61         Vice President and Secretary

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

                           COMMON STOCK MARKET PRICES

                                 Calendar 2001          Calendar 2002
                               ----------------        -----------------
                               High         Low        High          Low
                               ----         ---        ----          ---

First Quarter                 $22.75      $13.75      $22.50       $17.05
Second Quarter                $27.98      $17.00      $26.15       $19.31
Third Quarter                 $25.25      $16.08      $22.00       $ 8.51
Fourth Quarter                $21.88      $16.86      $15.10       $ 6.70

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


                                                                       As of and for the Year Ended December 31,
                                                        ---------------------------------------------------------------------
                                                            2002(1)       2001 (2)       2000          1999 (3)      1998 (4)
                                                            ----          ----           ----          ----          ----

Income Statement Data (in thousands, except per share
  amounts):
   Net sales                                            $ 1,822,813    $ 1,655,346   $ 2,465,066   $ 1,760,091   $ 1,572,745
   Interest expense                                          28,761         16,848        25,177        53,296        49,038
   (Loss) earnings before income taxes and                 (100,045)        10,103       690,225       134,711        42,646
        minority interest
   Income taxes (benefit)                                   (16,900)         5,695       148,186        36,940        30,624
   Minority interest                                          9,469          3,895        24,175        14,534         3,810
   Net (loss) earnings                                      (92,614)           513       517,864        83,237         8,212

   Basic (loss) earnings per share(5)                   $     (0.58)   $      0.00   $      3.83   $      0.66   $      0.07
   Diluted (loss) earnings per share(5)                 $     (0.58)   $      0.00   $      3.77   $      0.65   $      0.07
   Weighted average shares outstanding - basic (5)          159,413        141,171       135,295       126,678       126,665
   Weighted average shares outstanding - diluted (5)        159,413        142,514       137,463       128,233       126,797

Balance Sheet Data (in thousands):
   Total assets                                         $ 4,315,159    $ 3,951,523   $ 2,783,658   $ 2,323,781   $ 2,462,744
   Long-term debt                                           706,316        605,031       140,467       656,943       814,838
   Working capital                                          897,456      1,096,034     1,057,200       604,150       650,483
   Stockholders' equity                                   2,358,787      2,366,545     1,833,855     1,013,592     1,002,519

---------------------------------------------------------------

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


                      4th Quarter 2001     1st Quarter 2002      2nd Quarter 2002      3rd Quarter 2002       4th Quarter 2002
                      ----------------     ----------------      -----------------     ----------------       ----------------
End of Period
  Backlog             $   337,883,000       $   396,900,000       $   421,500,000       $   378,500,000       $407,600,000 (2)

Book-to-Bill Ratio               0.89                  1.14                  1.02                  0.90               0.93

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

      The following table shows our sales and book-to-bill ratios broken out by segment for the five quarters beginning with the fourth quarter of 2001 and through the fourth quarter of 2002:


                                                                       Sales ($)/
  Book-to-bill         4th Quarter 2001        1st Quarter 2002     2nd Quarter 2002    3rd Quarter 2002    4th Quarter 2002
  ------------         ----------------        ----------------     ----------------    ----------------    ----------------

   Passive             $   178,295,000           $184,572,000        $   187,430,000     $   196,702,000     $198,542,000
  Components                   0.83                   1.02                   0.98                0.96             1.00

   Active                 $202,856,000 (1)       $249,568,000        $   270,447,000     $   274,717,000     $260,835,000
  Components                   0.94                  1.22(2)                 1.04                0.85             0.88


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

      We also focus on our inventory turns as a measure of how well we are managing our inventory. We define inventory turns for a financial reporting period as our cost of products sold for that period divided by our average inventory for the period. A higher level of inventory turns reflects more efficient use of our capital. In 2002, inventory turns improved to 2.52 from
2.26 in 2001, which we attribute to somewhat improved selling conditions and enhanced selling efficiencies implemented during the year. Exclusive of tantalum and palladium write-downs, inventory turns would have been approximately 2.41 in 2002.

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

      During the second quarter of 2002, the government of Israel informed us that since the headcount in our Israeli subsidiaries decreased significantly over the previous 18 months, the government intended to withhold a $15,000,000 grant otherwise due to us. The grant, which was made by the Israeli government under an economic stimulus program, was conditioned in part on the employment levels at certain of our Israeli facilities. The Israeli government argued that we had not maintained employment at the required minimum levels. During the fourth quarter of 2002, we settled our dispute with the government of Israel, and the government agreed to continue making grant payments to us. Under the terms of the settlement with the Israeli government, Vishay is required to employ at least 1,500 employees in Israel over the next three years in order to preserve its eligibility for the government grant. We expect to comply with these requirements. We therefore recorded a catch up adjustment of approximately $1,070,000 of grant income for the fourth quarter of 2002 and reversed the allowances against the grant and deferred income reflected on the September 30, 2002 balance sheet.

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

      Gross margins are impacted by tantalum and palladium writedowns in the period in which the writedowns occur and in subsequent periods. Due to the large number of products containing tantalum and palladium and the lack of systems to track individual products containing written down inventory, which may be in inventory at a number of different locations, we cannot determine the impact of inventory writedowns on our gross margins in any individual reporting period.

      We anticipate, based on current and foreseeable demand for tantalum capacitors, that our minimum purchase commitments under the contracts with Cabot will substantially exceed our requirements over the terms of the contracts. See "Contractual Commitments" below. Also, we do not anticipate utilizing our stockpile of tantalum ore at any time in the foreseeable future. Tantalum ore, powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory or purchased under the contracts. Based on usage currently expected in 2003, our purchase commitments represent approximately 7.5 years of usage. We have little visibility of the demand for our tantalum capacitor products beyond twelve months. It is almost certain that our actual requirements of tantalum will differ from those projected, and likely that the difference will be material.

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

Results of Operations

      Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                         Year Ended December 31
                              ----------------------------------------------
                                   2002            2001           2000
                                   ----            ----           ----

    Costs of products sold         85.6%           77.0%           59.2%
    Gross profit                   14.4            23.0            40.8
    Selling, general and
      administrative expenses      17.1            16.8            12.1
    Operating (loss) income        (4.4)            0.9            28.3
      (Loss) earnings before
      income taxes (benefit)
      and minority interest        (5.5)            0.6            28.0
    Net (loss) earnings            (5.1)            0.0            21.0

    Effective tax rate            (16.9)           56.4            21.5

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

      Costs of products sold as a percentage of net sales were 85.6% for the year ended December 31, 2002 as compared to 77.0% for the prior year. Costs of products sold, exclusive of the loss on long-term purchase commitments, would have been 79.8% for the year ended December 31, 2002. Gross profit, as a percentage of net sales, for the year ended December 31, 2002 was 14.4% (20.2% exclusive of the loss on long-term purchase commitments) as compared to 23.0% for the prior year. The erosion in overall profit margins reflects the continuing weakness in the passive segment, offset in substantial part by improvements in the active segment. Both volume reduction and further declines in average selling prices contributed to the declining profit margins in the passive segment. Profit margins in the active segment benefited from higher volumes, even as average selling prices continued to decline in various product lines. For the year ended December 31, 2002, costs of products sold included $27,400,000 for the write-down of tantalum and palladium inventories as compared to $70,000,000 for the write-down of tantalum and palladium inventories in 2001.

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

      Passive Components

                                          Year Ended December 31
                              ----------------------------------------------
                                  2002            2001              2000
                                  ----            ----              ----

    Net Sales                 $767,246,000    $1,010,634,000    $1,627,860,000
    Gross Profit Margin            (4.9%)          20.6%              41.7%

      Net sales of passive components for the year ended December 31, 2002 decreased by $243,388,000 or 24.1% from comparable sales of the prior year. The decrease in net sales was attributable to a combination of lower volume and a continuing slide in prices. While our resistor and inductor business has stabilized and even showed signs of improvement in the second half of the year over the prior year's depressed results, the capacitor business continues to be extremely problematic. This business is suffering from the poor environment for electronics generally, and worldwide overcapacity for capacitor production and supply in particular. However, with a slowing of the erosion in average selling prices for capacitors in the fourth quarter of 2002, it is possible that the capacitor business may also be stabilizing, albeit at a low level. Additionally, a loss on long-term purchase commitments of tantalum of $106,000,000 and write-downs of $27,400,000 on tantalum and palladium inventories were taken during the year ended December 31, 2002, negatively impacting gross profit. Gross profit margin for the segment in 2002 combined a positive profit margin of 19% for resistors and inductors and a negative 6% for capacitors (exclusive of the loss on long-term purchase commitments).

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

      Active Components

                                          Year Ended December 31
                              ----------------------------------------------
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

      We recorded restructuring expense for the year ended December 31, 2002 of $30,970,000, $18,607,000 of which was workforce reduction expense and $12,363,000 of which was fixed asset impairment. The workforce reduction expense was comprised of termination costs for 1,438 employees in Europe, Israel and the United States. Through the end of 2002, we paid $6,420,000 of these workforce reduction costs, corresponding to the termination of 783 employees. The balance of workforce reduction expense remaining at December 31, 2002 is expected to be paid out by the end of 2003. The fixed asset impairment related to facility closure. As a result of restructuring related to workforce reduction, we expect an annual increase in gross profit of approximately $13,100,000 and reduction in selling, general and administrative expenses of $300,000. As a result of restructuring related to fixed asset impairment, we expect an annual decrease in depreciation expenses of approximately $1,064,000, which will also increase gross profit.

      We recorded $61,908,000 in restructuring expense in 2001, $40,934,000 of which was workforce reduction expense and $20,974,000 of which was fixed asset impairment. The workforce reduction expense was comprised of termination costs for 5,663 employees in Europe, Israel and Asia. A balance of $1,564,000 of workforce reduction expense remaining at December 31, 2002 is expected to be paid out by the end of 2003. The fixed asset impairment related to facility closure. As a result of restructuring related to workforce reduction, we expect an annual increase in gross profit of approximately $22,300,000 and reduction in selling, general and administrative expenses of $700,000. As a result of restructuring related to fixed asset impairment, we expect an annual decrease in depreciation expenses of approximately $1,679,000, which will also increase gross profit. For additional detail on restructuring expense in 2001 and 2002, see Note 4 to our Consolidated Financial Statements.

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

Contractual Commitments

      As of December 31, 2002 the Company had contractual obligations in the form of non-cancelable operating leases (see Note 13 to our Consolidated Financial Statements) and long-term contracts for the purchase of tantalum powder and wire (see Note 15 to our Consolidated Financial Statements), as follows:

(in thousands)
                                         Payments Due by Period
                                         ----------------------
                                                                          After
                                       Less than     1-3        4-5         5
                             Total      1 year      years      years      years
                             -----     ---------  --------   --------   --------

Operating Leases            $ 76,974   $ 21,978   $ 28,094   $ 22,163   $  4,739
Tantalum purchases           380,800    100,300    220,400     60,100       --
                            --------   --------   --------   --------   --------
Total                       $454,774   $122,278   $248,494   $ 82,263   $  4,739
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

      The Class B Common Stock
      ------------------------

      o We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, Dr. Zandman, our Chairman and CEO, owns or has voting power over substantially all of our Class B common stock and accordingly controls approximately 49.0% of our outstanding voting power. As a result, Dr. Zandman is able to effectively control stockholder action.

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The future impact will depend upon whether Vishay enters into or modifies any material guarantee arrangements. The disclosure requirements are applicable for periods ended after December 15, 2002. See disclosures regarding guarantees in
Note 13.

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

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Vishay is currently evaluating what impact, if any, adoption of FIN No. 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required under this Item is contained in our definitive proxy statement, which was filed on April 22, 2003, and is incorporated herein by reference.

      Information required under this Item with respect to our Executive Officers is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

      Information required under this Item is contained in our definitive proxy statement, which was filed on April 22, 2003, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required under this Item is contained in our definitive proxy statement, which was filed on April 22, 2003, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.


                                                            Number of                                Number of securities
                                                        securities to be        Weighted-average      remaining available
                                                           issued upon          exercise price        for future issuance
                                                           exercise of          of outstanding           under equity
                                                           outstanding             options,           compensation plans
                                                        options, warrants        warrants and        (excluding securities
Plan category                                              and rights               rights          reflected in column (a))
-------------                                                  (a)                    (b)                     (c)

Equity compensation plans approved by security holders:

   1997 Stock Option Program(1)                            2,159,000              $   12.51                      --
   1998 Stock Option Program(1)                            3,027,000              $   15.62               1,036,000
   General Semiconductor Stock Plan(2)                     4,045,000              $   18.31                      --
                                                           ---------              ---------               ---------

Subtotal                                                   9,231,000              $   16.07               1,036,000

Equity compensation plans not approved by security holders:

   None                                                         --                       --                      --

Subtotal                                                   9,231,000              $   16.07               1,036,000

         Total                                             9,231,000              $   16.07               1,036,000
                                                           =========              =========               =========

------------------
(1) See Note 12 to our Consolidated Financial Statements for further description of these plans.
(2) The General Semiconductor Stock Plan was assumed in the Company's acquisition of General Semiconductor Inc. on November 2, 2001. See Note 12 to our Consolidated Financial Statements for further description of this plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item is contained in our definitive proxy statement, which was filed on April 22, 2003, and is incorporated herein by reference. As disclosed there, Steven Klausner, King Owyang, Ziv Shoshani, and Marc Zandman returned shares of Vishay stock in exchange for cancellation of loans obtained under the Company's stock purchase program. The benefit realized by each named individual, being the differential between the outstanding loan balance plus accrued interest and the value of the surrendered stock, together with a tax gross-up, was approximately $135,000.

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

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VISHAY INTERTECHNOLOGY, INC.

      July 29, 2003                  /s/ Felix Zandman
                                     ------------------------
                                     Felix Zandman, Chairman
                                     of the Board and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

      July 29, 2003                  /s/ Felix Zandman
                                     -------------------------
                                     Felix Zandman, Chairman
                                     of the Board and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

      July 29, 2003                  /s/ Avi D. Eden
                                     -------------------------
                                     Avi D. Eden, Vice-Chairman
                                     of the Board, Executive Vice
                                    President
                                     and General Counsel

      July 29, 2003                  /s/ Gerald Paul
                                     -------------------------
                                     Gerald Paul, Director, President
                                     and Chief Operating Officer

      July 29, 2003                  /s/ Marc Zandman
                                     -------------------------
                                     Marc Zandman, Vice-Chairman
                                     of the Board, President-Vishay
                                     Israel Ltd.

      July 29, 2003                  /s/ Richard N. Grubb
                                     -------------------------
                                     Richard N. Grubb, Director,
                                     Executive Vice President,
                                     Treasurer and Chief
                                        Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

      July 29, 2003                  /s/ Robert A. Freece
                                     -------------------------
                                     Robert A. Freece, Director,
                                     Senior Vice President

      July 29, 2003                  /s/ Phillipe Gazeau
                                     -------------------------
                                     Phillipe Gazeau, Director

      July 29, 2003                  /s/ Eli Hurvitz
                                     -------------------------
                                     Eli Hurvitz, Director

      July 29, 2003                  /s/ Abraham Ludomirski
                                     -------------------------
                                     Abraham Ludomirski, Director

      July 29, 2003                  /s/ Edward B. Shils
                                     -------------------------
                                     Edward B. Shils, Director

      July 29, 2003                  /s/ Ziv Shoshani
                                     -------------------------
                                     Ziv Shoshani, Director

      July 29, 2003                  /s/ Mark I. Solomon
                                     -------------------------
                                     Mark I. Solomon, Director

      July 29, 2003                  /s/ Jean-Claude Tine
                                     -------------------------
                                     Jean-Claude Tine, Director

      July 29, 2003                  /s/ Ruta Zandman
                                     -------------------------
                                     Ruta Zandman, Director

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


Date:  July 29, 2003

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

Date:  July 29, 2003

/s/ Richard N. Grubb,
---------------------
Richard N. Grubb,
Chief Financial Officer

                          Vishay Intertechnology, Inc.

                        Consolidated Financial Statements

                  Years ended December 31, 2002, 2001, and 2000



                                    Contents

Report of Independent Auditors.............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................F-2
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Cash Flows......................................F-5
Consolidated Statements of Stockholders' Equity............................F-7
Notes to Consolidated Financial Statements.................................F-9

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

Philadelphia, PA
February 6, 2003                               /s/ Ernst & Young, LLP

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)



                                                                             December 31
                                                                        2002           2001
                                                                    --------------------------
Assets
Current assets:
   Cash and cash equivalents                                        $   339,938    $   367,115
   Accounts receivable, less allowances of $18,172 and $17,126          343,511        382,358
   Inventories:
      Finished goods                                                    219,769        260,161
      Work in process                                                   142,846        136,842
      Raw materials                                                     191,451        204,454
   Deferred income taxes                                                 47,297         63,084
   Prepaid expenses and other current assets                            188,881        160,613
                                                                    --------------------------
Total current assets                                                  1,473,693      1,574,627



Property and equipment - at cost:
   Land                                                                 118,000         92,311
   Buildings and improvements                                           339,869        289,672
   Machinery and equipment                                            1,609,931      1,397,262
   Construction in progress                                              61,830         82,269
                                                                    --------------------------
                                                                      2,129,630      1,861,514
   Less allowances for depreciation                                    (854,780)      (693,981)
                                                                    --------------------------
                                                                      1,274,850      1,167,533


Goodwill                                                              1,356,293      1,077,790


Other intangible assets, net of amortization of $8,187 and $1,017       122,417         83,337


Other assets                                                             87,906         48,236
                                                                    --------------------------
Total assets                                                        $ 4,315,159    $ 3,951,523
                                                                    ==========================

                                                                           December 31
                                                                        2002          2001
                                                                    --------------------------
Liabilities and stockholders' equity
Current liabilities:
   Notes payable to banks                                           $    18,161    $    11,241
   Trade accounts payable                                               123,999         89,467
   Payroll and related expenses                                         103,184         71,841
   Other accrued expenses                                               303,609        292,596
   Income taxes                                                           8,734         13,081
   Current portion of long-term debt                                     18,550            367
                                                                    --------------------------
Total current liabilities                                               576,237        478,593

Long-term debt - less current portion                                   706,316        605,031
Deferred income taxes                                                    52,935         90,340
Deferred income                                                          42,345         57,208
Minority interest                                                        75,985         66,516
Other liabilities                                                       279,462        139,273
Accrued pension costs                                                   223,092        148,017

Stockholders' equity:
   Preferred Stock, par value $1.00 per share:
    authorized - 1,000,000 shares; none issued
   Common Stock, par value $.10 per share:
    authorized - 300,000,000 shares; 144,297,101 and 143,795,355
    shares outstanding after deducting 332,850 shares in treasury        14,429         14,380
   Class B convertible Common Stock, par value $.10 per share:
    authorized - 40,000,000 shares; 15,383,581 and 15,496,634
    shares outstanding after deducting 279,453 shares in treasury         1,538          1,550
   Capital in excess of par value                                     1,910,994      1,865,979
   Retained earnings                                                    523,354        615,968
   Unearned compensation                                                   (413)          (921)
   Accumulated other comprehensive loss                                 (91,115)      (130,411)
                                                                    --------------------------
Total stockholders' equity                                            2,358,787      2,366,545
                                                                    --------------------------
Total liabilities and stockholders' equity                          $ 4,315,159    $ 3,951,523
                                                                    ==========================


See accompanying notes.
                                                                             F-3

                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Operations

               (In thousands, except per share and share amounts)

                                                                         Year ended December 31
                                                                   2002             2001            2000
                                                             -----------------------------------------------


Net sales                                                    $   1,822,813    $   1,655,346    $   2,465,066
Costs of products sold                                           1,454,540        1,273,827        1,459,784
Loss on long-term purchase commitments                             106,000                -                -
                                                             -----------------------------------------------
Gross profit                                                       262,273          381,519        1,005,282

Selling, general, and administrative expenses                      311,251          278,171          297,315
Amortization of goodwill                                                 -           11,190           11,469
Restructuring expense                                               30,970           61,908                -
Purchased research and development                                       -           16,000                -
                                                             -----------------------------------------------
                                                                   (79,948)          14,250          696,498

Other income (expense):
   Interest expense                                                (28,761)         (16,848)         (25,177)
   Other                                                             8,664           12,701           18,904
                                                             -----------------------------------------------
                                                                   (20,097)          (4,147)          (6,273)
                                                             -----------------------------------------------
(Loss) earnings before income taxes (benefit) and minority
  interest                                                        (100,045)          10,103          690,225
Income  taxes (benefit)                                            (16,900)           5,695          148,186
Minority interest                                                    9,469            3,895           24,175
                                                             -----------------------------------------------
Net (loss) earnings                                          $     (92,614)   $         513    $     517,864
                                                             ===============================================

Basic (loss) earnings per share                              $       (0.58)   $        0.00    $        3.83
                                                             ===============================================
Diluted (loss) earnings per share                            $       (0.58)   $        0.00    $        3.77
                                                             ===============================================

Weighted average shares outstanding:
   Basic                                                       159,413,000      141,171,000      135,295,000
   Diluted                                                     159,413,000      142,514,000      137,463,000



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



(Continues on following page.)

                          Vishay Intertechnology, Inc.

                                 (In thousands)

                                                             Year ended December 31
                                                         2002        2001         2000
                                                      -----------------------------------
Financing activities
Net payments on revolving credit lines                $ (14,000)   $(100,047)   $(506,686)
Proceeds from long-term borrowings                          201          415            -
Principal payments on long-term debt                    (17,217)        (444)        (385)
Proceeds from convertible subordinated debentures             -      294,096            -
Purchase of treasury stock                                    -         (850)      (5,765)
Proceeds from sale of common stock                            -            -      395,449
Proceeds from stock options exercised                     3,161          854       39,873
Net changes in short-term borrowings                    (10,452)       3,274           39
                                                      -----------------------------------
Net cash (used in) provided by financing activities     (38,307)     197,298      (77,475)
Effect of exchange rate changes on cash                  12,447       (3,764)      (1,088)
                                                      -----------------------------------
(Decrease) increase in cash and cash equivalents        (27,177)      29,902      232,020

Cash and cash equivalents at beginning of year          367,115      337,213      105,193
                                                      -----------------------------------
Cash and cash equivalents at end of year              $ 339,938    $ 367,115    $ 337,213
                                                      ===================================



See accompanying notes.

                          Vishay Intertechnology, Inc.

                 Consolidated Statements of Stockholders' Equity

                      (In thousands, except share amounts)

                                                                           Class B
                                                                          Convertible    Capital in
                                                               Common       Common        Excess of      Retained        Unearned
                                                               Stock         Stock        Par Value      Earnings      Compensation
                                                        ----------------------------------------------------------------------------
Balance at January 1, 2000                                 $    11,147    $     1,556    $   985,393    $    97,591    $    (1,086)
Net earnings                                                         -              -              -        517,864              -
Foreign currency translation adjustment                              -              -              -              -              -
Pension liability adjustment                                         -              -              -              -              -

Comprehensive income

Stock issued (53,716 shares)                                         5              -          1,699              -         (1,704)
Stock options exercised (2,656,171 shares)                         266              -         39,607              -              -
Conversions from Class B to common (36,347 shares)                   4             (4)             -              -              -
Common stock repurchase (200,000 shares)                           (20)             -         (5,745)             -              -
Sale of common stock (8,392,500 shares)                            839              -        394,610              -              -
Termination of Lite-On stock appreciation rights                     -              -       (108,495)             -              -
Tax effects relating to stock plan                                   -              -         12,357              -              -
Amortization of unearned compensation                                -              -              -              -          1,542

Balance at December 31, 2000                                    12,241          1,552      1,319,426        615,455         (1,248)
Net earnings                                                         -              -              -            513              -
Foreign currency translation adjustment                              -              -              -              -              -
Pension liability adjustment                                         -              -              -              -              -
Cumulative effect of adoption of SFAS No. 133                        -              -              -              -              -
Loss on derivative financial instruments, net of taxes
  of $374                                                            -              -              -              -              -

Comprehensive loss

Stock issued (22,573 shares)                                         2              -            443              -           (446)
Stock options exercised (85,877 shares)                              9              -            845              -              -
Conversions from Class B to common (21,917 shares)                   2             (2)             -              -              -
Common stock repurchase (48,500 shares)                             (5)             -           (846)             -              -
Tax effects relating to stock plan                                   -              -            423              -              -
Amortization of unearned compensation                                -              -              -              -            773
Stock issued - General Semiconductor acquisition
  (21,305,127 shares)                                            2,131              -        497,688              -              -
Stock options issued - General Semiconductor acquisition             -              -         48,000              -              -

Balance at December 31, 2001                                    14,380          1,550      1,865,979        615,968           (921)
Net loss                                                             -              -              -        (92,614)             -
Foreign currency translation adjustment                              -              -              -              -              -
Pension liability adjustment                                         -              -              -              -              -
Loss on derivative financial instruments, net of taxes
  of $474                                                            -              -              -              -              -

Comprehensive loss

Stock issued (127,270 shares)                                       11              -          2,124              -           (135)
Stock options exercised (260,720 shares)                            26              -          3,135              -              -
Conversions from Class B to common (113,053 shares)                 12            (12)             -              -              -
Warrants issued - BCcomponents acquisition                           -              -         39,462              -              -
Tax effects relating to stock plan                                   -              -            294              -              -
Amortization of unearned compensation                                -              -              -              -            643

Balance at December 31, 2002                               $    14,429    $     1,538    $ 1,910,994    $   523,354    $      (413)


                                                                             F-7



                                                         Accumulated     Income
                                                            Other         Total
                                                        Comprehensive  Stockholders'
                                                            (Loss)        Equity
                                                       -------------------------------

Balance at January 1, 2000                               $   (81,009)   $ 1,013,592
Net earnings                                                       -        517,864
Foreign currency translation adjustment                      (32,468)       (32,468)
Pension liability adjustment                                     (94)           (94)
                                                                        -----------
Comprehensive income                                                        485,302
                                                                        -----------
Stock issued (53,716 shares)                                       -              -
Stock options exercised (2,656,171 shares)                         -         39,873
Conversions from Class B to common (36,347 shares)                 -              -
Common stock repurchase (200,000 shares)                           -         (5,765)
Sale of common stock (8,392,500 shares)                            -        395,449
Termination of Lite-On stock appreciation rights                   -       (108,495)
Tax effects relating to stock plan                                 -         12,357
Amortization of unearned compensation                              -          1,542
                                                                        -----------
Balance at December 31, 2000                                (113,571)     1,833,855
Net earnings                                                       -            513
Foreign currency translation adjustment                       (7,638)        (7,638)
Pension liability adjustment                                  (8,557)        (8,557)
Cumulative effect of adoption of SFAS No. 133                     51             51
Loss on derivative financial instruments, net of taxes
  of $374                                                       (696)          (696)
                                                                        -----------
Comprehensive loss                                                          (16,327)
                                                                        -----------
Stock issued (22,573 shares)                                       -             (1)
Stock options exercised (85,877 shares)                            -            854
Conversions from Class B to common (21,917 shares)                 -              -
Common stock repurchase (48,500 shares)                            -           (851)
Tax effects relating to stock plan                                 -            423
Amortization of unearned compensation                              -            773
Stock issued - General Semiconductor acquisition
  (21,305,127 shares)                                              -        499,819
Stock options issued - General Semiconductor acquisitio            -         48,000
                                                                        -----------
Balance at December 31, 2001                                (130,411)     2,366,545
Net loss                                                           -        (92,614)
Foreign currency translation adjustment                       64,343         64,343
Pension liability adjustment                                 (23,230)       (23,230)
Loss on derivative financial instruments, net of taxes
  of $474                                                     (1,817)        (1,817)
                                                                        -----------
Comprehensive loss                                                          (53,318)
                                                                        -----------
Stock issued (127,270 shares)                                      -          2,000
Stock options exercised (260,720 shares)                           -          3,161
Conversions from Class B to common (113,053 shares)                -              -
Warrants issued - BCcomponents acquisition                         -         39,462
Tax effects relating to stock plan                                 -            294
Amortization of unearned compensation                              -            643
                                                                        -----------
Balance at December 31, 2002                             $   (91,115)   $ 2,358,787
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

Revenue Recognition

The Company recognizes revenue when products are shipped to customers. The Company has agreements with distributors that provide limited rights of return and protection against price reductions initiated by the Company. Allowances for product returns and allowances are estimated based on historical experience and provisions are recorded at the time of shipment. Reserves for price reductions initiated by the Company are recognized at the time that such price reductions are initiated.

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

                          Vishay Intertechnology, Inc.

                          Vishay Intertechnology, Inc.

             Notes to Consolidated Financial Statements (continued)

1.    Summary of Significant Accounting Policies (continued)

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

The Company has identified the following reporting units and associated goodwill (in thousands):

                                                       Actives          Passives     Measurements Group        Total
                                                  ----------------------------------------------------------------------------

    Goodwill Balance at December 31, 2002            $   861,201      $   462,251       $  32,841            $  1,356,293


The Company has assigned an indefinite useful life to its trademarks ($56,000,000) and discontinued the amortization of both its goodwill and trademarks. Completed technology ($67,000,000) is being amortized over useful lives of seven to ten years. Noncompete agreements ($7,604,000) are being amortized over a period of one to five years. Amortization expense was $7,171,000, $1,017,000, and $0 for the years ended December 31, 2002, 2001, and
2000, respectively. Estimated annual amortization expense for each of the next five years is as follows: 2003 - $11,248,000; 2004 - $8,414,000; 2005 -
$7,993,000; 2006 - $7,593,000; and 2007 - $7,593,000.

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

The interim impairment test of goodwill was performed in accordance with the provisions of SFAS 142, which states that, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an impairment test is required. During the nine months ended September 30, 2002, events and circumstances indicated that approximately $204 million of goodwill of the passives reporting unit might be impaired. The Company regarded the decline in the market capitalization of the Company below book value to be an indicator of adverse business conditions and possible impairment. The Company also believed that the global slowdown in electronics and its effect on its sales and earnings was the primary contributor to the decline in the Company's market capitalization. However, the Company's estimate of fair value of the passives reporting unit using a comparable companies market multiple approach indicated that the fair value of the reporting unit exceeded its net book value. Nonetheless, it is reasonably possible that the fair value of the passives reporting unit may decrease in the near term resulting in the need to write down that goodwill to fair value.

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

                                                                     Year ended December 31
                                                              2002            2001           2000
                                                         -------------------------------------------
Net (loss) income, as reported                           $    (92,614)   $        513   $    517,864
Deduct: Total stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related
  tax effects                                                  (2,430)         (3,742)        (2,568)
                                                         -------------------------------------------
Pro forma net (loss) income                              $    (95,044)   $     (3,229)  $    515,296
                                                         ===========================================

Earnings (loss) per share:
   Basic--as reported                                    $      (0.58)   $       0.00    $      3.83
                                                         ===========================================
   Basic--pro forma                                      $      (0.60)   $      (0.02)   $      3.81
                                                         ===========================================

   Diluted--as reported                                  $      (0.58)   $       0.00    $      3.77
                                                         ===========================================
   Diluted--pro forma                                    $      (0.60)   $      (0.02)   $      3.75
                                                         ===========================================


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

Accounting Pronouncements Pending Adoption

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to other technical provisions, this Statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The provisions of SFAS 145 are being adopted by the Company as of January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are being adopted by the Company for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The future impact will depend upon whether the Company enters into or modifies any material guarantee arrangements. The disclosure requirements are applicable for periods ended after December 15, 2002. See disclosures regarding guarantees in
Note 13.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is currently evaluating what impact, if any, adoption of FIN No. 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current financial statement presentation.

2.    Acquisitions and Divestitures

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise. In the past two years, the Company has taken advantage of the downturn in the electronics industry and the strength of its own balance sheet to acquire businesses for consideration that it believes was lower than what it would have been required to pay in other economic environments. In pricing an acquisition, the Company focuses primarily on the target's revenues and customer base, the strategic fit of its product line with its existing product offerings, opportunities for cost cutting and integration with its existing operations and production and other post-acquisition synergies rather than on the target's assets, such as its property, equipment and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

These principles apply in particular to acquisitions in the passives segment. The passives electronics business is a mature industry that, in general, has a slow organic growth rate linked to macro-economic trends. The Company's business strategy for growth in the passives segment relies primarily upon the acquisition of other electronic components manufacturers whose operations satisfy its acquisition criteria. Rather than focusing on the assets of the acquired company, the Company seeks to capture its sales and customers, which it expects to service in substantial measure with its own long term assets and personnel. In this regard, the Company anticipates that, following the acquisition, it will be able to maintain sales levels on the strength of its relationships with original equipment manufacturers (OEM's), distributors and electronic manufacturers' supply (EMS) companies. The Company also anticipates that it will be able to achieve fairly rapid cost reductions by eliminating or combining redundant sales offices, sales personnel, commission representatives, administrative staff; eliminating or consolidating manufacturing facilities; and transferring manufacturing operations from high labor countries to low labor jurisdiction. These savings and synergies are made possible in the current environment of depressed activity in the electronics industry by low utilization of manufacturing and distribution capacity in the passives segment. The plant, property and equipment of the acquired company are expected to be eliminated or substantially reduced and are valued accordingly. The result for acquisitions in the passives segment is recognition of a substantial amount of goodwill.

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

On December 13, 2002, the Company acquired BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the Far East. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; and switches and trimming potentiometers. The acquisition of BCcomponents, and the recognition of substantial goodwill in the acquisition, are consistent with the general principles described above that guide the Company's acquisition activity and their application in particular to acquisitions in the passive component segment.

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

Cash consideration              $     191,000,000
Warrants issued                        39,462,000
Acquisition costs                       3,000,000
                               -------------------
Total purchase price            $     233,462,000
                               ===================

Under purchase accounting, the total purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is based on a preliminary evaluation of the fair value of BCcomponents' tangible and identifiable intangible assets acquired and liabilities assumed at the date of the merger based upon currently available information. There can be no assurance that the estimated amounts represent the final purchase allocation. However, Vishay does not expect the impact of any adjustments to be material. The purchase price has been preliminarily allocated, pending finalization of appraisals for property, plant, and equipment, debt, intangible assets and warrants, to the acquired assets and liabilities based on fair values as follows:

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

On July 27, 2001, the Company agreed to purchase from Infineon Technologies AG, Munich, the Infineon optoelectronic infrared components business. This business produces optocouplers and optoelectric infrared data components transceivers
(IRDC). The total purchase price for this transaction was approximately $116 million in cash. A partial payment of $78 million was made on July 27, 2001. A second payment of $38 million was made on December 31, 2001 to acquire a manufacturing facility in Malaysia. Under the terms of the agreement, the Company purchased Infineon's U.S. development, marketing, and distribution activities located in the San Jose, California headquarters and a manufacturing facility located in Malaysia. The results of operations of Infineon's U.S. infrared components business are included in the results of the actives segment from July 27, 2001. The results of operations of the Malaysia facility are included from December 31, 2001, its acquisition date. The purchase price was allocated to the acquired assets and liabilities based on fair values as follows:

Current assets                                                    $  28,121,000
Property, plant, and equipment                                       27,575,000
Completed technology                                                  8,000,000
Other assets                                                            226,000


Current liabilities                                                 (14,200,000)
Goodwill                                                             66,351,000
                                                                  -------------
Total purchase price                                              $ 116,073,000
                                                                  =============


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
                                                        =============


In connection with the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. The exit plan includes downsizing certain European and Taiwan facilities and moving production to low labor cost areas such as Israel, Czech Republic, and China. The exit plan should be completed by the second quarter of 2003. The plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. The goal of the Company is achieving significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic, and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. Approximately $88,242,000 of these restructuring liabilities related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $6,401,000 related to provisions for lease cancellations and other costs. The liability is included in other accrued expenses on the consolidated balance sheet and the workforce reduction costs are expected to be paid out by the second quarter of 2003. The other costs are expected to be paid out by 2005. Any changes in estimates to the restructuring liability have changed the purchase allocation. A rollforward of the activity in these restructuring liabilities is as follows (in thousands, except number of employees):

                                                                          Number of
                                        Workforce                          Employees
                                        Reduction          Other          Terminated          Total
                                    -----------------------------------------------------------------------

Balance at January 1, 2002             $ 88,242        $   6,401            1,460           $  94,643
Cash paid                              (52,118)           (1,249)            (426)            (53,367)
Changes in estimate                     (7,900)                -             (147)             (7,900)
                                    -----------------------------------------------------------------------
Balance at December 31, 2002            $28,224        $   5,152               887             $33,376
                                    =======================================================================

The change in the estimate of restructuring liabilities for the acquisition of General Semiconductor resulted from a decision not to downsize one of General Semiconductor's European facilities. At the time that the Company formulated its exit plan, it did not anticipate the robust demand for the active components manufactured in that facility experienced in 2002. Accordingly, the Company did not terminate the 147 employees whose positions it had originally expected to eliminate. The Company reduced restructuring liabilities (and goodwill) by $7,900,000, the amount of the anticipated termination costs for these employees that had been included in the purchase allocation.

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

Had all of the above acquisitions been made at the beginning of the respective periods, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                                  Year ended December 31
                                               2002                  2001
                                          -----------------------------------

Net sales                                $  2,095,657       $  2,415,651
Net loss                                     (132,000))          (86,788))

Basic and diluted loss per share                (0.83)             (0.55)


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

3.    Goodwill

As discussed in Note 1, the Company adopted SFAS 142 on January 1, 2002. The Company's net income and earnings per share adjusted to exclude goodwill amortization were as follows:

                                                          Year ended December 31
                                                 2002          2001            2000
                                             -------------------------------------------
                                                          (In thousands)

Reported net (loss) income                   $   (92,614)  $       513   $   517,864
Add back: Goodwill amortization, net of tax            -        10,414        10,692
                                             -------------------------------------------
Adjusted net (loss) income                       (92,614)       10,927       528,556

Basic earnings per share:
   Reported net (loss) income                 $       (0.58)$        0.00$         3.83
   Goodwill amortization, net of tax                   -             0.08          0.08
                                             -------------------------------------------
   Adjusted net (loss ) income                        (0.58)         0.08          3.91

Diluted earnings per share:
   Reported net (loss) income                 $       (0.58)$        0.00$         3.77
   Goodwill amortization, net of tax                   -             0.08          0.08
                                            --------------------------------------------
   Adjusted net (loss) income                         (0.58)         0.08          3.85

The changes in the carrying amounts of goodwill by segment for the year ended December 31, 2002 were as follows:

                                        Actives       Passives          Total
                                    --------------------------------------------
                                                  (In thousands)

Balance at January  1, 2002         $   864,375    $   213,415   $ 1,077,790

Goodwill acquired during the year             -        276,606       276,606
Purchase price adjustments               (8,332)           830        (7,502)
Currency translation adjustments          5,158          4,241         9,399
                                    --------------------------------------------
Balance at December 31, 2002        $   861,201    $   495,092   $ 1,356,293
                                    ============================================

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

                                    Workforce Reduction     Asset Impairment      Number of Employees           Total
                                                                                      Terminated
                                  ----------------------------------------------------------------------------------------------

 Restructuring expense                $         18,607       $         12,363              1,438           $         30,970
 Utilized                                      (6,420)                (12,363)              (783)                    (18,783)

                                  ----------------------------------------------------------------------------------------------
 Balance at December 31, 2002         $         12,187       $              -                655           $         12,187
                                  ==============================================================================================


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

Activity related to these costs is as follows (in thousands, except number of employees):

                                                                             Number
                                      Workforce           Asset            of Employees
                                     Reduction          Impairment         Terminated      Total

Restructuring expense              $     40,934     $     20,974              5,663   $      61,908
Utilized                                (18,114)         (20,974)            (4,913)         (39,088)
                                ---------------------------------------------------------------------
Balance at December 31, 2001             22,820                -                750           22,820
Cash paid                              (19,865)                -               (612)         (19,865)
Changes in estimate                     (1,391)                -                  -           (1,391)
                                ---------------------------------------------------------------------
Balance at December 31, 2002       $     1,564     $           -                138   $        1,564
                                =====================================================================


The remaining $1,564,000 of severance costs, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

5.    Income Taxes

Earnings before income taxes and minority interest consists of the following components:

                                           Year ended December 31
                                     2002             2001              2000
                                  ----------------------------------------------
                                                (In thousands)

Domestic                         $ (59,882)         $ (55,598)         $ 177,852
Foreign                            (40,163)            65,701            512,373
                                  ----------------------------------------------
                                 $(100,045)         $  10,103          $ 690,225
                                  ==============================================

Significant components of income taxes are as follows:

                                    Year ended December 31
                            2002            2001             2000
                   -------------------------------------------------
                                        (In thousands)
Current:
   U.S                 $ (41,991)        $   6,194         $  51,965
   Foreign                 6,111             9,197            11,936
   State                     776               641             4,744
                   -------------------------------------------------
                         (35,104)           16,032            68,645

Deferred:
   U.S                    30,590           (12,392)           62,156
   Foreign               (16,152)            4,031            17,540
   State                   3,766            (1,976)             (155)
                   -------------------------------------------------
                          18,204           (10,337)           79,541
                   -------------------------------------------------
                       $ (16,900)        $   5,695         $ 148,186
                   =================================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31
                                                           2002         2001
                                                      -------------------------
                                                             (In thousands)
Deferred tax assets:
   Pension and other retiree obligations               $  47,710      $  41,500
   Net operating loss carryforwards                      112,770         38,869
   Tax credit carryforwards                               11,766         13,080
   Restructuring reserves                                 13,093         23,678
   Other accruals and reserves                            55,699         51,348
                                                      -------------------------
Total deferred tax assets                                241,038        168,475
Less valuation allowance                                 (63,192)       (10,256)
                                                      -------------------------
                                                         177,846        158,219

Deferred tax liabilities:
   Tax over book depreciation                             87,483         88,377
   Non-amortizable intangible assets                      24,454         26,412
   Other - net                                            30,359         16,284
                                                      -------------------------
Total deferred tax liabilities                           142,296        131,073
                                                      -------------------------
Net deferred tax assets                                $  35,550      $  27,146
                                                      =========================

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense (benefit) is as follows:

                                                             Year ended December 31
                                                          2002         2001       2000
                                                      -----------------------------------
                                                                  (In thousands)

Tax at statutory rate                                 $ (35,016)   $   3,536    $ 241,579
State income taxes, net of U.S. federal tax benefit       2,540         (382)       3,064
Effect of foreign operations                             11,090       (4,894)     (99,520)
Purchased research and development                            -        5,600            -
Other                                                     4,486        1,835        3,063
                                                      -----------------------------------
                                                      $ (16,900)   $   5,695    $ 148,186
                                                      ===================================


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

In addition, as part of the BCcomponents acquisition, the Company has the following estimated pre-acquisition NOL carryforwards for tax purposes (in thousands):

                                                                    Expires
                                                             -------------------
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

At December 31, 2002, the Company had the following tax credit carryforwards available (in thousands):

                                                               Expires
                                                           ----------------

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

6.    Long-Term Debt

Long-term debt consists of the following:

                                                                 December 31
                                                             2002         2001
                                                           ---------------------
                                                                (In thousands)

Multicurrency revolving credit loans                        $111,000    $125,000
Convertible subordinated notes, LYONs, due 2021              317,830     308,506
Other debt and capital lease obligations                      21,689       1,390
Convertible unsecured notes, BCcomponents, due 2102          105,000           -
Convertible subordinated notes, GSI, due 2006                169,347     170,502
                                                           ---------------------
                                                             724,866     605,398
Less current portion                                          18,550         367
                                                           ---------------------
                                                            $706,316    $605,031
                                                          ======================


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

The Company's borrowings under the credit facility are secured by pledges of stock and guarantees by certain significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the $500,000,000 revolving credit facility. The Company's borrowings under the credit facility were $111,000,000 at December 31, 2002. If any subsidiary were to borrow under the credit facility, the Company would provide a similar guarantee with respect to the subsidiary's borrowings.

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

At December 31, 2002, the Company has reserved shares of Common Stock for future issuance as follows:

Employee stock plan                                                      305,126
Common stock options outstanding                                       9,231,000
Common stock options available to grant                                1,036,000
Common stock warrants                                                  8,823,529
Convertible unsecured notes, BCcomponents                              6,176,471
Convertible subordinated notes, LYONs                                  9,717,730
Class B common stock                                                  15,383,581
Convertible subordinated notes, General Semiconductor                  6,191,166
                                                                  --------------
                                                                      56,864,603
                                                                  ==============

8.    Other Income (Expense)

Other income (expense) consists of the following:

                                                           Year ended December 31
                                                         2002        2001       2000
                                                     ----------------------------------
                                                                (In thousands)

Foreign exchange (losses) gains                        $   (777)   $    611    $ (7,305)
Loss on ineffective interest rate swap                     (115)     (3,668)          -
Interest income                                           7,952      15,092       9,652
Dividend income                                             100           -           -
Equity in net income of affiliates                            -           -       2,577
Gain on termination of interest rate swap agreements          -           -       8,919
Gains on sale of subsidiaries                                 -           -       5,851
(Losses) gains on disposal of property and equipment       (296)      1,472      (2,320)
Other                                                     1,800        (806)      1,530
                                                     ----------------------------------
                                                       $  8,664    $ 12,701    $ 18,904
                                                     ==================================


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

9.    Other Accrued Expenses

Other accrued expenses consists of the following (in thousands):

                                                               2002       2001
                                                       -------------------------

Restructuring                                                $ 95,127   $143,033
Returns and allowances                                         39,803     32,140
Loss on tantalum purchase commitment - current portion         25,334          -
Other                                                         143,345    117,423
                                                       -------------------------
                                                             $303,609   $292,596
                                                       =========================

10.   Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

                                                                        Tax
                                            Beginning   Before-Tax     Benefit    Net-of-Tax    Ending
                                             Balance      Amount      (Expense)     Amount     Balance
                                           -------------------------------------------------------------
                                                                   (In thousands)
December 31, 2002
Pension liability adjustment               $ (13,694)   $ (35,562)   $  12,332    $ (23,230)   $ (36,924)
Currency translation adjustment             (116,072)      64,343            -       64,343      (51,729)
Loss on derivative financial instruments        (645)      (2,291)         474       (1,817)      (2,462)
                                           -------------------------------------------------------------
                                           $(130,411)   $  26,490    $  12,806    $  39,296    $ (91,115)
                                           =============================================================

December 31, 2001
Pension liability adjustment               $  (5,137)   $ (13,281)   $   4,724    $  (8,557)   $ (13,694)
Currency translation adjustment             (108,434)      (7,638)           -       (7,638)    (116,072)
Loss on derivative financial instruments           -       (1,019)         374         (645)        (645)
                                           -------------------------------------------------------------
                                           $(113,571)   $ (21,938)   $   5,098    $ (16,840)   $(130,411)
                                           =============================================================

December 31, 2000
Pension liability adjustment               $  (5,043)   $   1,258    $  (1,352)   $     (94)   $  (5,137)
Currency translation adjustment              (75,966)     (32,468)           -      (32,468)    (108,434)
                                           -------------------------------------------------------------
                                           $  (81,009)   $ (31,210)   $  (1,352)   $ (32,562)  $(113,571)
                                           =============================================================


11.   Pensions and Other Postretirement Benefits

The Company maintains several defined benefit pension and nonpension postretirement plans which cover substantially all full-time U.S. employees. The U.S. pension plans of General Semiconductor are included beginning on November 2, 2001. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to these plans:

                                                 Pension Benefits          Other Benefits
                                             ------------------------------------------------
                                                2002        2001         2002         2001
                                             ------------------------------------------------
                                                                (In thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year   $ 193,273    $ 116,008    $  20,286    $   7,964
   Service cost                                  3,433        3,092          279          240
   Interest cost                                13,598        9,023        1,465          678
   Employee contributions                        1,680        2,019            -            -
   Actuarial losses (gains)                     (1,158)        (169)       1,400          325
   Plan amendments                                   -            -         (410)           -
   Benefits paid                               (16,090)      (7,565)      (1,530)        (523)
   Assumption change(1)                         12,299            -          509            -
   Acquisition of General Semiconductor              -       70,865            -       11,602
                                             ------------------------------------------------
Benefit obligation at end of year            $ 207,035    $ 193,273    $  21,999    $  20,286
                                             ================================================

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                 $ 165,186    $ 102,918
   Actual return on plan assets                (11,224)      (1,078)
   Company contributions                         4,226        5,113
   Plan participants' contributions              1,680        2,019
   Benefits paid                               (16,090)      (7,565)
   Acquisition of General Semiconductor              -       63,779
                                             -----------------------
Fair value of plan assets at end of year     $ 143,778    $ 165,186
                                             =======================

Funded status                                $ (63,257)   $ (28,087)   $ (21,999)   $ (20,286)
Unrecognized net actuarial loss (gain)          60,957       26,812        1,237         (671)
Unrecognized transition obligation (asset)        (101)        (302)       1,934        2,128
Unamortized prior service cost                       -            -          182          639
Additional minimum liability                   (48,682)     (13,638)           -            -
                                             ------------------------------------------------
Net amount recognized                        $ (51,083)   $ (15,215)   $ (18,646)   $ (18,190)
                                             ================================================


------------------
1 This change in assumption relates to the change in the weighted-average assumed discount rate of 6.75% as of December 31, 2002 as compared to 7.25% as of December 31, 2001.


                                                         Pension Benefits                           Other Benefits
                                           --------------------------------------------------------------------------------------
                                                     2002                  2001                2002                2001
                                           --------------------------------------------------------------------------------------
                                                                              (In thousands)
Amounts recognized in the consolidated
  balance sheets consist of:
   Accrued benefit liability                 $      (82,726)         $      (24,079)     $      (18,646)     $      (18,190)
   Accumulated other comprehensive loss              31,643                  8,864               -                   -
                                           --------------------------------------------------------------------------------------
Net amount recognized                        $      (51,083)         $      (15,215)     $      (18,646)     $      (18,190)
                                           ======================================================================================

Weighted-average assumptions
  as of December 31:
   Discount rate                                     6.75%                 7.25%                  6.75%              7.25%
   Expected return on plan assets                 8.50%-8.75%           8.50%-9.50%
   Rate of compensation increase                  4.50%-6.50%           4.50%-6.50%


                                                      Pension Benefits                Other Benefits
                                           ------------------------------------------------------------------
                                              2002       2001       2000        2002        2001       2000
                                           ------------------------------------------------------------------
                                                                                      (In thousands)
Components of net periodic benefit cost:
   Annual service cost                     $  5,424    $  5,388    $  4,595    $    279   $    240   $    225
   Less expected employee contributions       1,991       2,296       2,067           -          -          -
                                           ------------------------------------------------------------------
   Net service cost                           3,433       3,092       2,528         279        240        225
   Interest cost                             13,598       9,023       7,858       1,466        678        545
   Expected return on plan assets           (14,227)    (10,048)     (8,703)          -          -          -
   Amortization of prior service cost             -           6          67          47         93         93
   Amortization of transition obligation       (201)        311         110         194        194        194
   Amortization of (gains) losses             1,474         514         556           -          -        (17)
                                           ------------------------------------------------------------------
Net periodic benefit cost                  $  4,077    $  2,898    $  2,416    $  1,986   $  1,205   $  1,040
                                           ==================================================================


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

                                                            2002          2001
                                                         ----------------------
                                                             (In thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year               $  93,397    $  90,548
   Service cost                                                525          391
   Interest cost                                             5,630        5,301
   Actuarial gains                                          (1,572)         (26)
   Benefits paid                                            (4,869)      (4,845)
   Foreign currency translation                             13,055       (3,845)
   Curtailment gains                                        (1,336)           -
   Acquisitions                                             14,343        5,873
                                                         ----------------------
Benefit obligation at end of year                        $ 119,173    $  93,397
                                                         ======================

Change in plan assets:
   Fair value of plan assets at beginning of year        $  13,137    $  13,417
   Actual return on plan assets                               (894)       1,019
   Company contributions                                     2,449        1,947
   Benefits paid                                            (2,454)      (2,440)
   Foreign currency translation                              2,407         (806)
                                                          ---------------------
Fair value of plan assets at end of year                 $  14,645    $  13,137
                                                         ======================

Funded status                                            $(104,528)   $ (80,260)
Unrecognized net actuarial (gains) losses                     (636)       1,560
Unrecognized transition asset                                   21           18
Unamortized prior service cost                                  (3)          (6)
                                                         ----------------------
Net amount recognized                                    $(105,146)   $ (78,688)
                                                         ======================


                                                                       2002         2001
                                                                   -----------------------
                                                                       (In thousands)
Amounts recognized in the consolidated
  balance sheets consist of:
   Accrued benefit liability                                        $(110,427)   $ (85,518)
   Accumulated other comprehensive loss                                 5,281        4,830
                                                                   -----------------------
Net amount recognized                                               $(105,146)   $ (78,688)
                                                                   =======================

Weighted-average assumptions as of December 31:
   Discount rate                                                    6.00% - 6.25%     6.50%
   Rate of compensation increase                                    2.60% - 3.00%     3.00%


                                                                        2002       2001        2000
                                                                    ---------------------------------
                                                                                (In thousands)
Components of net periodic benefit cost:
   Service cost                                                       $   525    $   391    $   440
   Interest cost                                                        5,630      5,301      5,755
   Expected return on plan assets                                        (489)      (444)      (440)
   Amortization of prior service cost                                       -         36         45
   Amortization of transition asset                                        (3)        (3)        (4)
   Curtailment gains                                                   (1,336)         -          -
   Amortization of (gains) losses                                         (94)        97        151
                                                                    ---------------------------------
Net periodic benefit cost                                             $ 4,233    $ 5,378    $ 5,947
                                                                    =================================

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

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:

                                    # of             Exercise
           Date of Grant          Options              Price                Vesting                   Expiration
--------------------------------------------------------------------------------------------------------------------------------
October 6, 1998                      1,598,000      $    5.60       Evenly over 6 years            March 16, 2008
October 8, 1999                      1,334,000          15.33       Evenly over 6 years            October 8, 2009
August 4, 2000                          50,000          30.00       Evenly over 5 years,           August 4, 2010
                                                                     beginning  August 4, 2003
October 12, 2000                     1,114,000          25.13       Evenly over 6 years            October 12, 2010
October 1, 2001                         15,000    $14.40 - $25.07   Evenly over 6 years            October 1, 2011
  through August 5, 2002                                                                                 through
                                                                                                      August 5, 2012


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

The following table summarizes the Company's stock option activity (options in thousands):

                                                    2002                          2001                               2000
                                     -----------------------------------------------------------------------------------------------
                                                         Weighted                      Weighted                          Weighted
                                        Number of        Average       Number of        Average          Number of       Average
                                         Options      Exercise Price    Options      Exercise Price       Options     Exercise Price
                                     -----------------------------------------------------------------------------------------------

Outstanding at beginning of year            9,569      $    15.97        5,646       $    14.29           7,493       $    12.67
Granted                                        15           17.75            -             -              1,164            25.34
Exercised                                    (261)          12.12          (86)            9.99          (2,656)           15.08
Canceled                                      (92)          17.14         (273)           17.82            (355)           10.41
Acquisition of General Semiconductor            -            -           4,282            18.10               -             -
                                         ---------                     -------                         ---------
Outstanding at end of year                  9,231           16.07        9,569            15.97           5,646            14.29
                                         =========                     =======                         =========
Exercisable at end of year                  7,626           15.79        7,358            15.74           2,651            11.96
                                         =========                     =======                         =========
Available for future grants                 1,036                         958                              760
                                         =========                     =======                         =========


The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2002 (options in thousands):

                                                    Options Outstanding
                              ---------------------------------------------------------
                                                Weighted Average
                                                                                              Options Exercisable
                                                   Remaining                           ----------------------------------
        Range of                  Number          Contractual       Weighted Average        Number       Weighted Average
     Exercise Prices            of Options           Life           Exercise Price       of Options       Exercise Price
-------------------------------------------------------------------------------------------------------------------------

          $2.64                        3              1.57             $    2.64               3             $    2.64
          $5.60                      962              5.74                  5.60             584                  5.60
     $10.89 - $12.53               1,289              5.39                 11.76           1,289                 11.76
     $12.54 - $13.61               1,283              5.35                 13.28           1,283                 13.28
     $14.32 - $14.99                  62              2.48                 14.46              55                 14.46
         $15.33                    1,033              6.74                 15.33             510                 15.33
     $15.43 - $16.41               1,369              7.59                 15.97           1,369                 15.97
     $16.52 - $20.86               1,366              5.88                 18.95           1,361                 18.95
     $21.43 - $25.07                 595              3.23                 22.44             592                 22.42
     $25.13 - $34.52               1,269              7.48                 25.93             580                 26.47
                              ---------------                                          -------------
     Total                         9,231                               $   16.07           7,626             $   15.79
                              ===============                                          =============

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

The Company has engaged independent consultants to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these independent consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party." Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability. The Company has a reserve of $22,405,000 recorded at December 31, 2002 for environmental matters relating to General Semiconductor. This reserve does not include potential liability in connection with litigation relating to a former facility of General Semiconductor in Hicksville, New York, as to which the Company does not believe it is currently able to estimate the amount or timing of such liability. The Company has also recorded $4,400,000 in reserves at December 31, 2002 for other environmental matters, primarily at its Vitramon subsidiary in the United States.

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

Vishay is a major consumer of the world's annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, Vishay stockpiled tantalum ore in 2000 and early 2001. During 2001, Vishay and its competitors experienced a significant decline in the tantalum capacitor business. Vishay's usage of tantalum declined from 602,585 pounds in 2000 to 248,640 pounds in 2001 and 119,900 pounds in 2002. The market prices for tantalum also decreased significantly during 2002. As a result, Vishay recorded, in costs of products sold, writedowns of $25,700,000 and $52,000,000, respectively, on tantalum inventories during the years ended December 31, 2002 and 2001, respectively. The net book value of tantalum inventories is $49,609,000 and $49,337,000 at December 31, 2002 and 2001, respectively. The Company also recorded a loss on future purchase commitments of $106,000,000 for the year ended December 31, 2002. Vishay's purchase commitments were entered into at a time when market demand for tantalum

15. Current Vulnerability Due to Certain Concentrations (continued) capacitors was high and tantalum powder was in short supply. If the downward pricing trend were to continue, the Company could again be required to write down the carrying value of its tantalum inventory and record additional losses on its long-term purchase commitments.

Under the terms of these future purchase commitments, the Company's purchase commitments are approximately $100,300,000 for 2003, $103,800,000 for 2004,
$116,600,000 for 2005, and $60,100,000 for 2006. If certain conditions of the contract are not met, the commitment could increase to $145,900,000 for 2003, $147,600,000 for 2004, $149,300,000 for 2005, and $81,300,000 for 2006. The
Company purchased $53,280,000, $23,395,000, and $15,495,000 under these contracts for the years ended December 31, 2002, 2001, and 2000, respectively. As long as Vishay is in compliance with its purchase obligations under the Cabot contracts, its minimum purchase commitments will not increase. If Vishay were to default under its commitments, then the minimum requirements would revert to the quantities specified in the contracts prior to their modification in July 2002. Vishay believes that the likelihood that it would default on its obligations under the contracts is remote.

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

                                         2002           2001             2000
                                      -----------------------------------------
                                              (In thousands)
Business segment information
Net sales:
  Passives                            $   767,246    $ 1,010,634    $ 1,627,860
  Actives                               1,055,567        644,712        837,206
                                      -----------------------------------------
                                      $ 1,822,813    $ 1,655,346    $ 2,465,066
                                      =========================================

Operating income (loss):
  Passives                            $   (61,317)   $    60,137    $   547,156
  Actives                                 139,140         65,181        204,640
  Corporate                               (20,801)       (21,970)       (43,829)
  Restructuring expense                   (30,970)       (61,908)             -
  Purchased research and
   development                                  -        (16,000)             -
  Loss on long-term purchase
   commitments                           (106,000)             -              -
  Amortization of goodwill                      -        (11,190)       (11,469)
                                      -----------------------------------------
                                      $   (79,948)   $    14,250    $   696,498
                                      =========================================

Restructuring expense:
  Passives                            $    30,049    $    57,498     $        -
  Actives                                     921          4,410              -
                                      -----------------------------------------
                                      $    30,970    $    61,908     $        -
                                      =========================================

Depreciation expense:
  Passives                            $    80,084    $    83,735    $    73,803
  Actives                                  87,609         61,238         52,250
  Corporate                                 4,481          4,252            232
                                      -----------------------------------------
                                      $   172,174    $   149,225    $   126,285
                                      =========================================

                                            2002           2001          2000
                                       -----------------------------------------
                                                     (In thousands)
Interest expense:
   Passives                           $       963    $       680    $        60
   Actives                                 10,545          1,988          1,389
   Corporate                               17,253         14,180         23,728
                                      -----------------------------------------
                                      $    28,761    $    16,848    $    25,177
                                      =========================================

Income tax expense (benefit):
   Passives                           $   (33,674)   $    (2,912)   $   106,353
   Actives                                 21,286         11,862         51,469
   Corporate                               (4,512)        (3,255)        (9,636)
                                      -----------------------------------------
                                      $   (16,900)   $     5,695    $   148,186
                                      =========================================

Total assets:
   Passives                           $ 2,125,443    $ 1,876,282    $ 1,931,610
   Actives                              2,046,944      1,980,841        809,360
   Corporate                              142,772         94,400         42,688
                                      -----------------------------------------
                                      $ 4,315,159    $ 3,951,523    $ 2,783,658
                                      =========================================

Capital expenditures:
   Passives                           $    45,105    $    91,028    $   131,318
   Actives                                 62,933         68,463         95,343
   Corporate                                2,036          3,002          3,120
                                      -----------------------------------------
                                      $   110,074    $   162,493    $   229,781
                                      =========================================

The following geographic area data include net sales based on revenues generated by subsidiaries located within that geographic area and property, plant, and equipment based on physical location:

                                                2002         2001         2000
                                            ------------------------------------
                                                         (In thousands)
Geographic area information
Net sales:
   United States                            $  482,154   $  638,326   $1,034,985
   Germany                                     382,932      452,839      678,398
   Asia Pacific                                542,859      315,550      279,645
   France                                       69,635       85,046       85,686
   Israel                                       75,238       32,646      296,704
   Other                                       269,995      130,939       89,648
                                            ------------------------------------
                                            $1,822,813   $1,655,346   $2,465,066
                                            ====================================

Property, plant, and equipment - net:
   United States                            $  307,783   $  345,602   $  355,291
   Germany                                     154,288      116,435      116,910
   Israel                                      328,315      351,375      317,840
   Asia Pacific                                253,937      221,819       77,337
   France                                       37,687       33,745       24,272
   Other                                       192,840       98,557       81,904
                                            ------------------------------------
                                            $1,274,850   $1,167,533   $  973,554
                                            ====================================

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                            Year ended December 31
                                                                      2002             2001        2000
                                                                 ---------------------------------------
Numerator
Numerator for basic (loss) earnings  per share - net (loss)
  income                                                         $        (92,614)   $    513   $517,864
                                                                 =======================================

Denominator
Denominator for basic (loss) earnings  per share - weighted
  average shares                                                          159,413     141,171    135,295

Effect of dilutive securities:
   Employee stock options                                                       -       1,201      1,831
   Stock appreciation rights                                                    -           -        144
   Other                                                                        -         142        193
                                                                 ---------------------------------------
Dilutive potential common shares                                                -       1,343      2,168
                                                                 ---------------------------------------

Denominator for diluted earnings per share - adjusted weighted
  average shares                                                          159,413     142,514    137,463
                                                                 =======================================

Basic (loss) earnings  per share                                 $          (0.58)   $   0.00   $   3.83
                                                                 =======================================

Diluted (loss) earnings  per share                               $          (0.58)   $   0.00   $   3.77
                                                                 =======================================

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

                          Vishay Intertechnology, Inc.

19. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

                                               First Quarter            Second Quarter               Third Quarter
                                     2002(3) (11)     2001(6)      2002(3) (12)   2001(7)    2002(3)(4)(13)  2001(1)(8)
                                    -------------------------------------------------------------------------------------
Net sales                           $   434,140   $   558,465   $   457,877   $   383,437   $   471,419   $   332,293
Gross profit                             86,937       198,854       107,565       101,051       107,227        29,388
Net earnings (loss)                       2,420        90,126        15,617         3,126        13,114       (39,152)

Basic earnings (loss) per share     $      0.02   $      0.65   $      0.10   $      0.02   $      0.08   $     (0.28)
Diluted earnings (loss) per share   $      0.02   $      0.65   $      0.10   $      0.02   $      0.08   $     (0.28)





                                                 Fourth Quarter                 Total Year
                                     2002(3)(4)(5)(14) 2001(1)(2)(9)  2002(3)(4)(5)(15)   2001(1) (2) (10)
                                   -------------------------------------------------------------------------
Net sales                            $   459,377    $   381,151        $ 1,822,813        $ 1,655,346
Gross profit                             (39,456)        52,226            262,273            381,519
Net earnings (loss)                     (123,765)       (53,587)           (92,614)               513

Basic earnings (loss) per share      $     (0.78)   $     (0.35)       $     (0.58)       $      0.00
Diluted earnings (loss) per share    $     (0.78)   $     (0.35)       $     (0.58)       $      0.00



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

                                  EXHIBIT INDEX

 Exhibit
    No.              Description
 --------            -----------

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