Form 10-Q
period 2003-06-30
VISHAY INTERTECHNOLOGY INC
filed 2003-08-18
CIK 103730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 2003
                                     -------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------    -----------

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                38-1686453
      ------------------------------               ----------------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
             Incorporation)                           Identification Number)

           63 Lincoln Highway
          Malvern, PA  19355-2120                       610-644-1300
  ---------------------------------------        ------------------------------
  (Address of Principal Executive Offices)        (Registrant's Area Code and
                                                      Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  x                                     No__
                     ----

As of August 13, 2003 registrant had 144,262,508 shares of its Common Stock and 15,382,296 shares of its Class B Common Stock outstanding.

================================================================================

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                                  JUNE 30, 2003

                                    CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Condensed Balance Sheets
                  (Unaudited) - June 30, 2003 and December 31, 2002          3

                Consolidated Condensed Statements of Operations
                  (Unaudited) - Three Months Ended June 30, 2003
                  and 2002                                                   5

                Consolidated Condensed Statements of Operations
                  (Unaudited) - Six Months Ended June 30, 2003
                  and 2002                                                   6

                Consolidated Condensed Statements of Cash Flows
                  (Unaudited) - Six Months Ended June 30, 2003
                  and 2002                                                   7

                Notes to Consolidated Condensed Financial Statements
                  (Unaudited)                                                8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       20

        Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                               28

        Item 4. Controls and Procedures                                     28


PART II.        OTHER INFORMATION                                           30

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                       June 30,            December 31,
ASSETS                                                  2003                  2002
                                                     -----------         -------------

CURRENT ASSETS

  Cash and cash equivalents                          $   361,886         $   339,938
  Accounts receivable, net                               381,268             343,511
  Inventories:
    Finished goods                                       197,522             219,769
    Work in process                                      155,082             142,846
    Raw materials                                        180,785             191,451
  Deferred income taxes                                   44,621              47,297
  Prepaid expenses and other current assets              194,985             188,881
                                                     -----------         -----------
                  TOTAL CURRENT ASSETS                 1,516,149           1,473,693

PROPERTY AND EQUIPMENT - AT COST
  Land                                                   118,442             118,000
  Buildings and improvements                             341,791             339,869
  Machinery and equipment                              1,639,078           1,609,931
  Construction in progress                                76,674              61,830
  Allowance for depreciation                            (930,208)           (854,780)
                                                     -----------         -----------
                                                       1,245,777           1,274,850

GOODWILL                                               1,390,114           1,356,293

OTHER INTANGIBLE ASSETS, NET                             116,730             122,417

OTHER ASSETS                                             106,828              87,906
                                                     -----------         -----------
                                                     $ 4,375,598         $ 4,315,159
                                                     ===========         ===========

                                                   June 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 2003              2002
                                                 -----------        ------------

CURRENT LIABILITIES

  Notes payable to banks                         $    18,265        $    18,161
  Trade accounts payable                             137,247            123,999
  Payroll and related expenses                       107,700            103,184
  Other accrued expenses                             315,447            303,609
  Income taxes                                         7,092              8,734
  Current portion of long-term debt                    1,633             18,550
                                                 -----------        -----------
             TOTAL CURRENT LIABILITIES               587,384            576,237

LONG-TERM DEBT                                       690,863            706,316

DEFERRED INCOME TAXES                                 49,454             52,935

DEFERRED INCOME                                       35,446             42,345

MINORITY INTEREST                                     79,523             75,985

OTHER LIABILITIES                                    273,766            279,462

ACCRUED PENSION COSTS                                238,566            223,092

STOCKHOLDERS' EQUITY
  Common Stock                                        14,425             14,429
  Class B Common Stock                                 1,538              1,538
  Capital in excess of par value                   1,910,499          1,910,994
  Retained earnings                                  533,082            523,354
  Accumulated other comprehensive loss               (38,629)           (91,115)
  Unearned compensation                                 (319)              (413)
                                                 -----------        -----------
                                                   2,420,596          2,358,787
                                                 -----------        -----------
                                                 $ 4,375,598        $ 4,315,159
                                                 ===========        ===========


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                  Three Months Ended
                                                                       June 30,
                                                                 2003             2002
                                                              ---------         ---------

Net sales                                                     $ 538,103         $ 457,877
Costs of products sold                                          414,804           350,312
                                                              ---------         ---------
                             GROSS PROFIT                       123,299           107,565

Selling, general, and administrative expenses                    95,882            75,677
Restructuring expense                                            12,258             1,907
                                                              ---------         ---------
                             OPERATING INCOME                    15,159            29,981

Other income (expense):
  Interest expense                                               (9,464)           (7,081)
  Other                                                             294                80
                                                              ---------         ---------
                                                                 (9,170)           (7,001)
                                                              ---------         ---------

        EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST        5,989            22,980

Income taxes                                                      1,234             5,206
Minority interest                                                 1,875             2,157
                                                              ---------         ---------

                             NET EARNINGS                     $   2,880         $  15,617
                                                              =========         =========


Basic earnings per share                                      $    0.02         $    0.10

Diluted earnings per share                                    $    0.02         $    0.10

Weighted average shares outstanding - basic                     159,596           159,407

Weighted average shares outstanding - diluted                   160,145           161,306


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                       Six Months Ended
                                                                           June 30,
                                                                    2003              2002
                                                                -----------       -----------

Net sales                                                       $ 1,070,230       $   892,017
Costs of products sold                                              828,421           697,515
                                                                -----------       -----------
                      GROSS PROFIT                                  241,809           194,502

Selling, general, and administrative expenses                       192,544           150,337
Restructuring expense                                                12,945             4,931
                                                                -----------       -----------
                      OPERATING INCOME                               36,320            39,234

Other income (expense):
  Interest expense                                                  (19,465)          (13,990)
  Other                                                                 937             2,629
                                                                -----------       -----------
                                                                    (18,528)          (11,361)
                                                                -----------       -----------

      EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST             17,792            27,873

Income taxes                                                          4,169             6,012
Minority interest                                                     3,895             3,824
                                                                -----------       -----------

                       NET EARNINGS                             $     9,728       $    18,037
                                                                ===========       ===========


Basic earnings per share                                        $      0.06       $      0.11

Diluted earnings per share                                      $      0.06       $      0.11

Weighted average shares outstanding - basic                         159,577           159,293

Weighted average shares outstanding - diluted                       160,076           160,938


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                     Six Months Ended
                                                                         June 30,
                                                                   2003             2002
                                                                ---------        ---------
OPERATING ACTIVITIES

  Net earnings                                                  $   9,728        $  18,037
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                               101,211           89,346
      (Gain) loss on disposal of property and equipment              (305)             162
      Amortization of imputed interest                              4,767            4,628
      Writedown of inventory                                        1,585             --
      Minority interest in net earnings of consolidated
        subsidiaries                                                3,895            3,824
      Other                                                       (24,865)             570
      Changes in operating assets and liabilities                  (1,561)         120,081
                                                                ---------        ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                      94,455          236,648

INVESTING ACTIVITIES
  Purchase of property and equipment                              (41,104)         (30,241)
  Proceeds from sale of property and equipment                     13,918            8,730
  Purchase of businesses, net of cash acquired                    (14,668)         (81,347)
                                                                ---------        ---------
    NET CASH USED IN INVESTING ACTIVITIES                         (41,854)        (102,858)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                  225              153
  Principal payments on long-term debt                            (17,577)          (1,721)
  Net payments on revolving credit lines                          (20,000)        (120,297)
  Net changes in short-term borrowings                                464          (11,093)
  Proceeds from stock options exercised                                95            3,100
                                                                ---------        ---------
    NET CASH USED IN FINANCING ACTIVITIES                         (36,793)        (129,858)
Effect of exchange rate changes on cash                             6,140            9,270
                                                                ---------        ---------
    INCREASE IN CASH AND
      CASH EQUIVALENTS                                             21,948           13,202

Cash and cash equivalents at beginning of period                  339,938          367,115
                                                                ---------        ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 361,886        $ 380,317
                                                                =========        =========

            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2003

Note 1:   Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K/A for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):


                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                          2003            2002             2003              2002
                                                       ----------       ---------        ----------       ----------

Numerator:
   Net earnings                                         $  2,880         $ 15,617         $  9,728         $ 18,037

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             159,596          159,407          159,577          159,293

   Effect of dilutive securities:

   Employee stock options                                    474            1,790              427            1,539
   Other                                                      75              109               72              106
                                                        --------         --------         --------         --------
   Dilutive potential common shares                          549            1,899              499            1,645

   Denominator for diluted earnings per
     share - adjusted weighted average shares            160,145          161,306          160,076          160,938

Basic earnings per share                                $   0.02         $   0.10         $   0.06         $   0.11
                                                        ========         ========         ========         ========

Diluted earnings per share                              $   0.02         $   0.10         $   0.06         $   0.11
                                                        ========         ========         ========         ========

      Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the periods presented:

          o assumed conversion of the Company's zero coupon subordinated convertible notes for the three and six month periods ended June 30, 2003 and 2002, respectively;
          o assumed conversion of the convertible notes of General Semiconductor, acquired November 2, 2001, for the three and six month periods ended June 30, 2003 and 2002, respectively;
          o assumed conversion of the convertible notes of BCcomponents, acquired December 13, 2002, for the three and six month periods ended June 30, 2003;
          o outstanding warrants of 8,824,000, issued in connection with the acquisition of BCcomponents, for the three and six month periods ended June 30, 2003; and
          o outstanding stock options of 7,109,000 and 7,324,000 for the three and six month periods ended June 30, 2003, and 1,164,000 for the three and six month periods ended June 30, 2002.

Note 3:   Business Segment Information

      The Company designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (passives) and Active Electronic Components (actives). The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income exclusive of restructuring charges and unusual and non-recurring items. The corporate component of operating income represents corporate selling, general, and administrative expenses.


                                      Three Months Ended                          Six Months Ended
                                           June 30,                                   June 30,
                                    2003               2002                   2003               2002
                                 ----------         ----------             -----------        -----------

Business Segment Information
(in thousands)

Net Sales:
  Passives                       $   280,056        $   187,430            $   554,930        $   372,002
  Actives                            258,047            270,447                515,300            520,015
                                 -----------        -----------            -----------        -----------
                                 $   538,103        $   457,877            $ 1,070,230        $    92,017
                                 -----------        -----------            -----------        -----------

Operating Income:
  Passives                       $    (7,790)       $    (4,394)           $    (6,972)       $   (20,169)
  Actives                             28,288             39,221                 53,900             68,490
  Corporate                           (5,339)            (4,846)               (10,608)            (9,087)
                                 -----------        -----------            -----------        -----------
                                 $    15,159        $    29,981            $    36,320        $    39,234
                                 -----------        -----------            -----------        -----------

Restructuring Expense:
  Passives                       $    11,834        $     1,697            $    12,301        $     4,625
  Actives                                424                210                    644                306
                                 -----------        -----------            -----------        -----------
                                 $    12,258        $     1,907            $    12,945        $     4,931
                                 -----------        -----------            -----------        -----------

      BCcomponents, acquired December 13, 2002, contributed $63,600,000 of net sales and $(300,000) of operating loss to the passives segment for the quarter ended June 30, 2003, and $132,900,000 of net sales and $1,100,000 of operating income to the passives segment for the six months ended June 30, 2003.

Note 4:   Comprehensive Income

      Comprehensive income includes the following components (in thousands):


                                                 Three Months Ended                Six Months Ended
                                                      June 30,                        June 30,
                                                2003           2002             2003            2002
                                             ---------       --------         --------        --------

Net Earnings                                 $  2,880        $ 15,617         $  9,728        $ 18,037

Other comprehensive income:
   Foreign currency translation
     adjustment                                27,490          42,404           51,263          50,552
   Unrealized gain (loss) on
     interest rate swap                         1,100          (1,627)           1,760          (3,207)
   Pension liability adjustment,
     net of tax                                  (434)          6,352             (537)             86
                                             --------        --------         --------        --------
Total other comprehensive income               28,156          47,129           52,486          47,431
                                             --------        --------         --------        --------

Comprehensive income                         $ 31,036        $ 62,746         $ 62,214        $ 65,468
                                             ========        ========         ========        ========

Note 5:   Restructuring Expense

      Restructuring expense reflects the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Effective January 1, 2003, restructuring costs are accounted for under Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because these costs are recorded based upon estimates, our actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, we could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

      Quarter Ended June 30, 2003

      The Company recorded restructuring expense of $12,258,000 for the quarter ended June 30, 2003. Restructuring of European operations included $11,343,000 of employee termination costs covering 301 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $915,000 of restructuring expense relates to termination costs for 89 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

      Six Months Ended June 30, 2003

      The Company recorded restructuring expense of $12,492,000 for the six months ended June 30, 2003. Restructuring of European operations included $11,900,000 of employee termination costs covering 346 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $592,000 of restructuring expense relates to termination costs for 104 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company. Activity related to these costs for the six months ended June 30, 2003 is as follows (in thousands, except number of employees):

                                                        Number of
                                         Workforce      Employees
                                         Reduction      Terminated      Total
                                       -----------------------------------------

Restructuring expense                    $ 12,492            450       $ 12,492
Cash paid                                  (3,257)          (166)        (3,257)
Foreign currency effect                       423             --            423
                                         --------       --------       --------
Balance at June 30, 2003                 $  9,658            284       $  9,658
                                         ========       ========       ========

      The remaining $9,658,000 of restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

      Quarter Ended June 30, 2002

      The Company recorded restructuring expense of $1,907,000 for the quarter ended June 30, 2002. Restructuring of European and Israeli operations included $1,243,000 of employee termination costs covering approximately 101 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. The remaining $664,000 of restructuring expense related to termination costs for approximately 70 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs being implemented by the Company.

      Six Months Ended June 30, 2002

      Restructuring expense was $4,931,000 for the six months ended June 30, 2002. Restructuring of European and Israeli operations included $2,535,000 of employee termination costs covering approximately 335 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. The remaining $2,396,000 of restructuring expense related to termination costs for approximately 266 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs being implemented by the Company.

      Year Ended December 31, 2002

      Restructuring expense was $30,970,000 for the year ended December 31, 2002. Restructuring of European and Israeli operations included $10,698,000 of employee termination costs covering approximately 778 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal and Austria. An additional $7,909,000 of restructuring expense related to termination costs for approximately 660 technical, production, administrative and support employees in the United States. The remaining $12,363,000 of restructuring expense related to the noncash write-down of buildings and equipment that were no longer in use. The restructuring expense was incurred as part of the cost reduction programs being implemented by the Company. The restructuring activities related to existing business were designed to reduce both fixed and variable costs, particularly in response to the reduced demand for the Company's products occasioned by the electronics industry downturn which began in 2001. Activity related to these costs is as follows (in thousands, except number of employees):


                                                                     Number of
                                   Workforce         Asset           Employees
                                   Reduction       Impairment        Terminated       Total
                                  ------------------------------------------------------------

Restructuring expense              $ 18,607         $ 12,363            1,438        $ 30,970
Utilized                             (6,420)         (12,363)            (783)        (18,783)
                                   --------         --------         --------        --------
Balance at December 31, 2002         12,187             --                655          12,187
Utilized                             (6,431)            --               (430)         (6,431)
Changes in estimates                    453             --               --               453
Foreign currency effect                 661             --               --               661
                                   --------         --------         --------        --------
Balance at June 30, 2003           $  6,870         $   --                225        $  6,870
                                   ========         ========         ========        ========

      The remaining $6,870,000 of severance costs, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

      Year Ended December 31, 2001

      Restructuring expense was $61,908,000 for the year ended December 31, 2001. Restructuring of European, Asia Pacific and Israeli operations included $27,064,000 of employee termination costs covering approximately 3,778 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany and Israel. The European operations also recorded $2,191,000 of non-cash costs associated with the write-down of buildings and equipment that were no longer in use. An additional $13,870,000 of restructuring expense related to termination costs for approximately 1,885 technical, production, administrative and support employees in the United States. The remaining $18,783,000 of restructuring expense related to the non-cash write-down of buildings and equipment in the United States that were no longer in use. Activity related to these costs is as follows (in thousands, except number of employees):


                                                                     Number of
                                   Workforce         Asset           Employees
                                   Reduction       Impairment        Terminated        Total
                                  -------------------------------------------------------------

Restructuring expense               $ 40,934        $ 20,974             5,663        $ 61,908
Utilized                             (18,114)        (20,974)           (4,913)        (39,088)
                                    --------        --------          --------        --------
Balance at December 31, 2001          22,820            --                 750          22,820
Utilized                             (19,865)           --                (612)        (19,865)
Changes in estimates                  (1,391)           --                --            (1,391)
                                    --------        --------          --------        --------
Balance at December 31, 2002           1,564            --                 138           1,564
Utilized                              (1,586)           --                 (50)         (1,586)
Changes in estimates                      22            --                 (88)             22
                                    --------        --------          --------        --------
Balance at June 30, 2003            $   --          $   --            $   --          $   --
                                    ========        ========          ========        ========

Note 6:   Acquisitions

      As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise. In the past two years, the Company has taken advantage of the downturn in the electronics industry and the strength of its own balance sheet to acquire businesses for consideration that it believes was lower than what it would have been required to pay in other economic environments. In pricing an acquisition, the Company focuses primarily on the target's revenues and customer base, the strategic fit of its product line with its existing product offerings, opportunities for cost cutting and integration with its existing operations and production and other post-acquisition synergies, rather than on the target's assets, such as its property, equipment and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

      These principles apply in particular to acquisitions in the passive segment. The passive electronics business is a mature industry that, in general, has a slow organic growth rate linked to macro-economic trends. The Company's business strategy for growth in the passive segment relies primarily upon the acquisition of other electronic components manufacturers whose operations satisfy the Company's acquisition criteria. Rather than focusing on the assets of the acquired company, the Company seeks to capture its sales and customers, which it expects to service in substantial measure with its own long term assets and personnel. In this regard, the Company anticipates that, following the acquisition, it will be able to maintain sales levels on the strength of its relationships with original equipment manufacturers (OEMs), distributors and electronic manufacturers' supply (EMS) companies. The Company also anticipates that it will be able to achieve fairly rapid cost reductions by eliminating or combining redundant sales offices, sales personnel, commission representatives, administrative staff; eliminating or consolidating manufacturing facilities; and transferring manufacturing operations from high labor countries to low labor jurisdiction. These savings and synergies are made possible in the current environment of depressed activity in the electronics industry by low utilization of manufacturing and distribution capacity in the passive segment. The plant, property and equipment of the acquired company are expected to be eliminated or substantially reduced and are valued accordingly. The result for acquisitions in the passive segment is recognition of a substantial amount of goodwill.

      On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by the stockholders of the two companies, for $554.8 million, including acquisition expenses of $7.0 million. In connection with the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 in connection with an exit plan that management began to formulate prior to the acquisition date. The goal of the Company is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. The Company's exit plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. Approximately $88,242,000 of the restructuring liabilities recorded in connection with the acquisition related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe and the Pacific Rim. The remaining $6,401,000 of restructuring liabilities related to provisions for lease cancellations and other costs. The restructuring liability is included in other accrued expenses on the consolidated balance sheet. The workforce reduction costs are expected to be paid out by March 31, 2004. The outbreak of the SARS disease has caused the Company's workforce reduction plans to be pushed back by one quarter. The other costs are expected to be paid out by 2005. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):


                                                                   Number of
                                    Workforce                      Employees
                                    Reduction        Other         Terminated        Total
                                   ----------------------------------------------------------

Balance at January 1, 2002           $ 88,242       $  6,401          1,460        $ 94,643
Utilized                              (52,118)        (1,249)          (426)        (53,367)
Changes in estimates                   (7,900)          --             (147)         (7,900)
                                     --------       --------       --------        --------
Balance at December 31, 2002           28,224          5,152            887          33,376
Utilized                               (4,063)        (2,641)           (84)         (6,704)
                                     --------       --------       --------        --------
Balance at June 30, 2003             $ 24,161       $  2,511            803        $ 26,672
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

      In June 2002, the Company acquired Tedea-Huntleigh BV, a subsidiary of Tedea Technological Development and Automation Ltd. Tedea-Huntleigh is engaged in the production and sale of load cells used in digital scales by the weighing industry. The purchase price was approximately $21 million in cash. Additionally, Vishay will be paying Tedea a $1 million consulting fee over a three-year period and repaid a $9 million loan of Tedea to Tedea-Huntleigh. Tedea-Huntleigh operates two plants in Israel, in Netanya and Carmiel, where it employs approximately 350 people, as well as a number of facilities outside Israel. Tedea-Huntleigh also has load cell operations in the People's Republic of China. The purchase price has been allocated, with resulting goodwill of $13,841,000. The results of operations of Tedea-Huntleigh are included in the results of the passives segment beginning July 1, 2002.

      In July 2002, the Company acquired the BLH and Nobel businesses of Thermo Electron Corporation. BLH and Nobel are engaged in the production and sale of load cell-based process weighing systems, weighing and batching instruments, web tension instruments, weighing scales, servo control systems, and components relating to load cells including strain gages, foil gages, and transducers. The purchase price was $18.5 million in cash. The purchase price has been allocated, with resulting goodwill of $11,262,000. The results of operations of BLH and Nobel are included in the results of the passives segment beginning August 1, 2002.

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

Cash consideration (including transaction
 fees and expenses)                            $191,000,000
Warrants issued                                  39,462,000
Acquisition costs                                 3,000,000
                                               ------------
Total purchase price                           $233,462,000
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

Current assets                               $ 91,859,000
Property, plant, and equipment                127,626,000
Other assets                                    3,054,000
Trademarks                                     21,000,000
Completed technology                           22,000,000

Current liabilities                          (118,425,000)
Long-term debt                               (126,328,000)
Other noncurrent liabilities                  (29,860,000)
Goodwill                                      242,536,000
                                             ------------
Total purchase price                         $233,462,000
                                             ============

      In connection with the BCcomponents acquisition, the Company recorded restructuring liabilities of $48,000,000 related to an exit plan that management began to formulate prior to the acquisition date. Approximately $46,000,000 of these liabilities relate to employee termination costs covering approximately 780 technical, production, administrative and support employees located in the United States, Europe and the Pacific Rim. The restructuring liability is recorded in other accrued expenses and is expected to be paid out by the second quarter of 2004. The exit plan is not yet finalized. Future adjustments that increase or decrease the restructuring liabilities would increase or decrease goodwill. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):

                                                          Number of
                                    Workforce             Employees
                                    Reduction    Other    Terminated    Total
                                   ---------------------------------------------

Balance at January 1, 2003         $ 45,855    $  1,939         780    $ 47,794
Utilized                             (7,789)       (175)        (73)     (7,964)
Foreign currency effect               2,218        --          --         2,218
                                   --------    --------    --------    --------
Balance at June 30, 2003           $ 40,284    $  1,764         707    $ 42,048
                                   ========    ========    ========    ========

      Had the above acquisitions (other than General Semiconductor) been made as of January 1, 2002, the Company's pro forma results would have been (in thousands, except per share amounts):

                               Three Months Ended       Six Months Ended
                                 June 30, 2002            June 30, 2002
                              --------------------     -------------------

      Net sales                      $541,074               $1,058,746
      Net earnings                   $ 11,146               $    8,768

      Basic earnings per share       $   0.07               $     0.06
      Diluted earnings per share     $   0.07               $     0.05

Note 7:   Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations. The following is provided to comply with the disclosure requirements of SFAS 123, as amended. If compensation expense for the Company's stock option programs had been determined using the fair-value method prescribed by SFAS 123, the Company's results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                          2003            2002             2003             2002
                                                      -----------       ---------      -----------       ----------

Net income, as reported                               $     2,880       $ 15,617       $     9,728       $   18,037
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method
  for all awards, net of related tax effects                  414            674               866            1,285
                                                      -----------       --------       -----------       ----------
Pro forma net income                                  $     2,466       $ 14,943       $     8,862       $   16,752
                                                      ===========       ========       ===========       ==========

Earnings per share:
   Basic--as reported                                 $      0.02       $   0.10       $      0.06       $     0.11
                                                      ===========       ========       ===========       ==========
   Basic--pro forma                                   $      0.02       $   0.09       $      0.06       $     0.11
                                                      ===========       ========       ===========       ==========

   Diluted--as reported                               $      0.02       $   0.10       $      0.06       $     0.11
                                                      ===========       ========       ===========       ==========
   Diluted--pro forma                                 $      0.02       $   0.09       $      0.06       $     0.10
                                                      ===========       ========       ===========       ==========

Note 8 - Accounting Pronouncements Pending Adoption

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is currently evaluating what impact, if any, adoption of FIN 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

Note 9 - Guarantees

      The Company's borrowings under its credit facility are secured by pledges of stock and guarantees by certain significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the $500,000,000 revolving credit facility. The Company's borrowings under the credit facility were $91,000,000 and $111,000,000 at June 30, 2003 and December 31, 2002,
respectively. If any subsidiary were to borrow under the credit facility, the Company would provide a similar guarantee with respect to the subsidiary's borrowings.

Note 10 - Subsequent Events

      On August 6, 2003, Vishay sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. The notes will pay interest semi-annually. Holders may convert their notes into shares of Vishay common stock, subject to certain conditions, at a conversion price of $21.28 per share, which is the equivalent to a conversion rate of
46.9925 shares per $1,000 principal amount of notes. The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness and will be effectively subordinated to all existing and future liabilities of its subsidiaries. The notes will be redeemable at the Company's option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes will have the right to require Vishay to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013 and August 1, 2018. In addition, holders of the notes will have the right to require Vishay to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. On any required repurchase, the Company may choose to pay the purchase price in cash or shares of Vishay common stock or any combination of cash and Vishay common stock.

      The Company used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to pay down its revolving credit facility and approximately $97.4 million to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of its Liquid Yield Option(TM) Notes (LYONs). The Company expects to use approximately $176.6 million of the offering proceeds (exclusive of accrued interest of approximately $2.3 million) to fund the redemption of the convertible notes of its General Semiconductor subsidiary referred to below. The Company estimates that the purchase of the LYONs and the General Semiconductor debentures will result in a pretax loss of approximately $11 million in the third quarter of 2003. The Company intends to use the remaining proceeds for general corporate purposes.

      Vishay has agreed with the lenders under its secured revolving credit facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of the Company's anticipated liquidity needs, has been changed from $500 million to $400 million, and the final maturity of the facility has been extended from June 2005 to May 2007. The restatement decreases the Company's minimum tangible net worth requirement to $850 million, eliminates the minimum earnings before interest and tax requirement, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by Vishay and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under the Company's convertible subordinated notes.

      The Company expects to call for redemption on September 10, 2003 all of the outstanding 5.75% convertible subordinated notes due 2006 of its General Semiconductor subsidiary. There are presently $171,000,000 principal amount of the General Semiconductor notes outstanding. These notes are redeemable at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

      Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. Vishay is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. The passive components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the active business took predominance. The acquisition of BCcomponents in December 2002 has shifted the predominance back to the passive business. Revenues for the three and six months ended June 30, 2003 were derived 52% from the Company's passive business and 48% from its active business.

      Following a difficult 2002 and 2001, in which the electronic components business generally was depressed both in the United States and much of the world, market conditions in the electronics industry remain difficult. The results for the second quarter continue to reflect the impact of the current weak economy. The unexpected recovery which began in February 2003 has slowed down since the end of April, especially in the active components business. The active components business has suffered primarily in Asia, due to the SARS disease. There is a continued weakness in the telecommunications and consumer markets, although networks appear to be slowly improving. Short-term orders increased predominately in the passive business from contract equipment manufacturers and from the automotive market. It is not currently known whether this recovery will be sustained. The current economic environment has affected both the passive and active component businesses. The Company's book-to-bill ratio for the second quarter was 0.96, reflecting a book-to-bill ratio for the active business of 0.96 and a book-to-bill ratio for the passive business of
0.96. The Company's backlog was $419.8 million at the end of the second quarter, a $18.4 million decrease from the previous quarter but a $12.2 million increase from December 31, 2002.

      The following table shows the end of period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the 2nd quarter of 2002 through the second quarter of 2003.


                        2nd Quarter      3rd Quarter       4th Quarter         1st Quarter         2nd Quarter
                        ------------     -----------       ------------        ------------        ------------
                            2002            2002              2002                 2003               2003
                            ----            ----              ----                 ----               ----

End of Period Backlog  $ 421,500,000    $ 378,500,000    $ 407,600,000(1)    $ 438,200,000(1)    $ 419,800,000(1)

Book-to-Bill Ratio              1.02             0.90             0.93                1.05                0.96

(1)   Includes $49,800,000, $49,500,000 and $49,500,000 of backlog attributable to the business of BCcomponents for the fourth quarter of 2002, the first quarter of 2003, and the second quarter of 2003, respectively. BCcomponents was acquired in December 2002.

      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the second quarter of 2002 through the second quarter of 2003:



                        2nd Quarter        3rd Quarter         4th Quarter         1st Quarter         2nd Quarter
                        ------------       -----------         -----------         ------------        ------------
                            2002              2002                2002                 2003                2003
                            ----              ----                ----                 ----                ----

  Passive
 Components
 ----------
   Sales               $  187,430,000    $  196,702,000      $  198,542,000     $  274,874,000(1)    $  280,056,000(1)

Book-to-Bill
   Ratio                         0.98              0.96                1.00               1.07                 0.96

  Active
 Components
 ----------

   Sales               $  270,447,000    $  274,717,000      $  260,835,000     $  257,253,000       $  258,047,000

Book-to-Bill
   Ratio                         1.04              0.85                0.88               1.03                 0.96

(1) Includes $69,300,000 and $63,600,000, respectively, attributable to BCcomponents for the first and second quarters of 2003.

      The Company continued to implement its cost control programs during the second quarter with an emphasis on the reduction and reallocation of headcount. A major element of the Company's cost control strategy has been to position its manufacturing facilities, to the extent practicable, in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 66% as of June 30, 2003, as compared to 65% as of June 30, 2002 and December 31, 2002, respectively. The Company continues to target improvement in this area with the continued integration of the business of BCcomponents.

      Income statement captions as a percentage of sales, and the effective tax rates, were as follows:


                                     Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                     2003         2002         2003         2002
                                   --------     --------      -------      -------

Costs of products sold               77.1 %       76.5 %       77.4 %       78.2 %
Gross profit                         22.9         23.5         22.6         21.8
Selling, general and
  administrative expenses            17.8         16.5         18.0         16.9
Operating income                      2.8          6.5          3.4          4.4
Earnings before income taxes
  and minority interest               1.1          5.0          1.7          3.1
Net earnings                          0.5          3.4          0.9          2.0

Effective tax rate                   20.6 %       22.7 %       23.4 %       21.6 %

Net Sales, Gross Profits and Margins

      Net sales for the quarter ended June 30, 2003 increased $80,226,000, or 17.5%, as compared to the comparable prior year period. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in June 2002. Excluding these acquisitions, net sales increased $704,000, or 0.2%. Foreign exchange rates during the quarter positively impacted revenues by $26,100,000 as compared to $4,000,000 for the three months ended June 30, 2002. Net sales for the six months ended June 30, 2003 increased $178,213,000, or 20.0%, as compared to the comparable prior year period. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in June 2002. Excluding these acquisitions, net sales increased $11,255,000, or 1.3%. Foreign exchange rates during the six months ended June 30, 2003 positively impacted revenues by $48,400,000 as compared to a negative impact of $1,700,000 for the six months ended June 30, 2002. In the passive components business, pricing continues to stabilize in the resistor and inductor product lines, and a slow recovery has begun in the capacitor product line. Active component revenues decreased $12,400,000 for the quarter ended June 30, 2003 as compared to the comparable prior year period, reflecting the outbreak of SARS in Asia. The outbreak of SARS had a significant negative impact on Siliconix, a majority-owned subsidiary of the Company, as more than 70% of the Siliconix business is generated in Asia.

      Costs of products sold as a percentage of net sales for the quarter and six months ended June 30, 2003 were 77.1% and 77.4%, respectively, as compared to 76.5% and 78.2% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and six months ended June 30, 2003, were 22.9% and 22.6%, respectively, as compared to 23.5% and 21.8% for the comparable prior year periods. Price declines were offset by volume increases and cost savings programs.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components


                               Three Months Ended                    Six Months Ended
                                    June 30,                             June 30,
                            2003               2002               2003               2002
                       --------------     --------------      -------------     --------------
Net Sales               $ 280,056,000      $ 187,430,000      $ 554,930,000     $ 372,002,000

Gross Profit Margin              19.3 %             13.9 %             19.3 %            12.4 %

      Net sales of passive components for the quarter and six months ended June 30, 2003 increased $92,626,000 (49.4%) and $182,928,000 (49.2%), respectively, as compared to the
comparable prior year periods. Without the acquisition of BCcomponents, Celtron Technologies, BLH and Nobel, and Tedea-Huntleigh, the passive components business sales would have increased by $13,104,000, or 7.0%, for the quarter ended June 30, 2003 and by $15,970,000, or 4.3%, for the six months ended June 30, 2003 as compared to the comparable prior year periods. The increase in net sales can be attributed to the volume increases in the resistor and inductor product lines, partially offset by price declines and the positive impact of foreign currency exchange rates. The average selling price decline has slowed in the resistor and inductor product lines and further stabilization is expected due to the BCcomponents acquisition. The capacitor product line continues to struggle, with the average selling price down 8% from the prior year. However, there are indications of the start of a slow recovery. Gross margins were 19.3% and 19.3%, respectively, for the quarter and six months ended June 30, 2003, as compared to 13.9% and 12.4%, respectively, for the comparable prior year period. This increase is mainly due to the acquisitions noted above. The gross profit margins at BCcomponents for the quarter and six months ended June 30, 2003 were 16.9% and 19.0%, respectively, and the gross profit margins for the other acquisitions mentioned above ranged from 15.4% to 47.0%. Several significant cost reduction programs have been initiated in all of the products lines, including facility combinations and shifting production to lower cost regions. The impact of these cost savings plans has been partially offset by the underutilization of capacity in the commodity products. Additionally, a write-down of $1,500,000 of palladium inventory was taken in the six months ended June 30, 2003.

      Gross margins are impacted by tantalum and palladium writedowns in the period in which the writedowns occur and in subsequent periods. Due to the large number of products containing tantalum and palladium and the lack of systems to track individual products containing written down inventory, which may be in inventory at a number of different locations, the Company cannot determine the impact of inventory writedowns on our gross margins in any individual reporting period.

      The Company anticipates, based on current and foreseeable demand for tantalum capacitors, that its minimum purchase commitments under the contracts with Cabot will substantially exceed its requirements over the terms of the contracts. Also, the Company does not anticipate utilizing its stockpile of tantalum ore at any time in the foreseeable future. Tantalum ore, powder and wire have an indefinite shelf life; therefore, the Company believes that it will eventually utilize all of the material in its inventory or purchased under the contracts. Based on usage currently expected in 2003, the Company's purchase commitments represent approximately 7.5 years of usage. The Company has little visibility of the demand for its tantalum capacitor products beyond twelve months. It is almost certain that actual requirements of tantalum will differ from those projected, and likely that the difference will be material.

      Tantalum inventory as of June 30, 2003 was 302,000 pounds. The estimated usage over the next twelve months is 196,000 pounds. The Company has reclassified 106,000 pounds, or $24.3 million, into long-term assets.

      Active Components


                                Three Months Ended             Six Months Ended
                                     June 30,                      June 30,
                               2003           2002           2003            2002
                           ------------   ------------   ------------    ------------

    Net Sales              $258,047,000   $270,447,000   $515,300,000    $520,015,000

    Gross Profit Margin            26.9%          30.1%          26.1%           28.6%

      Net sales of the active components business for the quarter ended June 30, 2003 decreased by $12,400,000, or 4.6%, from sales of the comparable prior year period. The outbreak of SARS in Asia, particularly at Siliconix, was the significant factor in the decrease of net sales for the quarter ended June 30, 2003. Siliconix sales into Asia comprise approximately 70% of its total sales. Net sales of the active components business for the six months ended June 30, 2003 decreased by $4,715,000, or 0.9%, from sales of the comparable prior year period. Pricing pressure continues to increase in the active components business. Gross margins were 26.9% and 26.1%, respectively, for the quarter and six months ended June 30, 2003 as compared to 30.1% and 28.6%, respectively, for the comparable prior year periods. Margins were negatively impacted by product mix changes at Siliconix where there was a higher share of commodity products as compared to the prior year.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the quarter and six months ended June 30, 2003 were 17.8% and 18.0% of net sales, respectively, as compared to 16.5% and 16.9% of net sales, respectively, for the comparable prior year periods. This increase was mainly due to the acquisition of BCcomponents. The Company continues to implement cost reduction initiatives company-wide, with particular emphasis placed on reducing headcount in high labor cost countries. Sixty-six percent of the Company's labor force was in low labor cost countries as of June 30, 2003. Additionally, the Company has recorded $1.3 million of expenses for the six months ended June 30, 2003 associated with improving internal controls in response to the provisions of the Sarbanes-Oxley Act.

Restructuring Expense

      The Company's restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn beginning in 2001. These activities include the closing of facilities and the termination of employees. Beginning January 1, 2003, restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods, although it is not possible to quantify the expected savings.

      The Company recorded restructuring expense of $12,258,000 for the quarter ended June 30, 2003. Restructuring of European operations included $11,343,000 of employee termination costs covering 301 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $915,000 of restructuring expense related to termination costs for 89 technical, production, administrative and support employees located in the United States. As a result of restructuring related to workforce reduction, we expect an annual increase in gross profit of approximately $1,100,000.

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

Interest Expense

      Interest expense for the quarter and six months ended June 30, 2003 increased by $2,383,000 and $5,475,000, respectively, as compared to the comparable prior year periods. This increase was primarily a result of the various acquisitions made in 2002. The Company borrowed $116,000,000 on its revolving credit facility and issued $105,000,000 principal amount of unsecured loan notes, currently bearing interest at LIBOR plus 1.5%, in connection with the BCcomponents acquisition in December 2002.

Other Income

      Other income was $294,000 for the quarter ended June 30, 2003, as compared to $80,000 for the comparable prior year quarter. Other income was $937,000 for the six months ended June 30, 2003 as compared to $2,629,000 for the comparable prior year period. This decrease was primarily due to higher foreign exchange losses. Foreign exchange losses of $2,484,000 were reported for the six months ended June 30, 2003 as compared to foreign exchange losses of $847,000 for the comparable prior year period.

Minority Interest

      Minority interest for the six months ended June 30, 2003 increased $71,000 as compared to the comparable prior year period. This increase was primarily due to an increase in the net earnings of Siliconix.

Income Taxes

      The effective tax rate for the first six months of 2003, based on earnings before income taxes and taking into account minority interest, was 23.4% as compared to 21.6% for the comparable prior year period. The higher effective tax rate in 2003 is due primarily to the fact that the Company did not recognize the tax benefit of losses incurred in certain high tax jurisdictions. Vishay is not recognizing deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence such as the availability of temporary differences turning around to offset the loss carryforwards. In addition, Vishay is not considering the use of any tax planning strategies to support the recognition of the deferred tax asset without the associated valuation allowance. While the losses described above are available to offset future taxable income, accounting rules do not allow for Vishay to recognize the benefit currently.

      The Company enjoys favorable tax rates on its income in Israel from specific approved projects. The low rates, which generally are available for a period of ten or fifteen years, ordinarily result in greater earnings than what they would be if the Israeli income was subject to statutory United States tax rates. However, due to losses reported in Israel, the low rates did not materially impact net earnings for the six months ended June 30, 2003 and 2002, respectively.

Financial Condition and Liquidity

      Cash flows from operations were $94,455,000 for the six months ended June 30, 2003 as compared to $236,648,000 for the six months ended June 30, 2002. For the six months ended June 30, 2002, there were significant reductions in accounts receivable and inventory in response to the business slowdown. Accounts receivable levels at June 30, 2003 have increased from December 31, 2002 primarily due to the net sales of BCcomponents, which was acquired in December 2002. This increase was only partially offset by higher depreciation and amortization. Net purchases of property and equipment for the six months ended June 30, 2003 were $41,104,000 as compared to $30,241,000 for the comparable prior year period. This increase was mainly due to spending in connection with the active components business. Purchase of businesses, net of cash acquired of $14,668,000, for the six months ended June 30, 2003 represents payments made related to liabilities assumed from previous acquisitions.

      The Company paid down $20,000,000 on its revolving credit lines during the first six months of 2003, primarily from the cash generated from operations. At June 30, 2003, the Company had $91,000,000 outstanding under its revolving credit facility. In connection with the acquisition of BCcomponents in December 2002, the Company issued $105,000,000 principal amount of floating rate unsecured loan notes due 2102. The notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest payable on the notes may be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to the Company in exchange for 6,176,471 shares of Vishay common stock in the aggregate, and the Company may call the notes in exchange for cash or for shares of Vishay common stock after 15 years from the date of issuance.

       The Company's financial condition at June 30, 2003 was strong, with a current ratio of 2.58 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was .29 to 1 at June 30, 2003 as compared to ..20 to 1 at June 30, 2002 and .30 to 1 at December 31, 2002. The increase in long-term debt ratio from June 30, 2002 to June 30, 2003 reflects the debt incurred in connection with the BCcomponents acquisition.

      On August 6, 2003, Vishay sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. The notes will pay interest semi-annually. The Company used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to pay down its revolving credit facility and approximately $97.4 million to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of its LYONs. The Company expects to use approximately $176.6 million of the offering proceeds (exclusive of accrued interest of approximately $2.3 million) to fund the redemption of the convertible notes of its General Semiconductor subsidiary referred to below. The Company estimates that the purchase of the LYONs and the General Semiconductor debentures will result in a pretax loss of approximately $11 million in the third quarter of 2003. The Company intends to use the remaining proceeds for general corporate purposes. In June 2004, holders of the LYONs will have the right to "put" these notes to the Company at an aggregate price of $235 million.

      Vishay has agreed with the lenders under its secured revolving credit facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of the Company's anticipated liquidity needs, has been changed from $500 million to $400 million, and the final maturity of the facility has been extended from June 2005 to May 2007. The restatement decreases the Company's minimum tangible net worth requirement to $850 million, eliminates the minimum earnings before interest and tax requirement, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by Vishay and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under the Company's convertible subordinated notes.

      The Company expects to call for redemption on September 10, 2003 all of the outstanding 5.75% convertible subordinated notes due 2006 of its General Semiconductor subsidiary. There are presently $171,000,000 principal amount of the General Semiconductor notes outstanding. These notes are redeemable at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption.

Inflation

      Normally, inflation does not have a significant impact on the Company's operations. The Company's products are not generally sold on long-term contracts. Consequently, selling prices, to the extent permitted by competition, can be adjusted to reflect cost increases caused by inflation.

Safe Harbor Statement

      Statements in this report that are not clearly historical are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These include, but are not limited to, anticipated results for the remainder of 2003 and expectations with respect to recoveries in the economic and business climate in general and the Company's businesses in particular. All forward-looking statements made by or on behalf of the Company involve risks, uncertainties and contingencies, whether they are contained in this report or other reports and documents filed with the Securities and Exchange Commission, in press releases or in communications and discussions with investors and analysts through meetings, webcasts, phone calls or conference calls. Many of these risks, uncertainties and contingencies are beyond the Company's control, and they may cause actual results, performance or achievements to differ materially from those anticipated. Please refer to the Company's 2002 Annual Report on Form 10-K/A for important factors that could cause the Company's actual results, performance or achievements to differ materially from those in any forward-looking statements made by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company's cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company's policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The Company monitors its underlying market risk exposures on an ongoing basis and believes that it can modify or adapt its hedging strategies as needed.

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. At June 30, 2003, a fixed rate swap agreement with a notional amount of $100,000,000 was in place. The impact of interest rate derivative instruments on the Company's results of operations for the six months ended June 30, 2003 was not significant.

Item 4. Controls and Procedures

      An evaluation was performed as of June 30, 2003, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been reported, recorded, processed and summarized in a timely fashion. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  Not applicable

Item 2. Changes in Securities

                  Not applicable

Item 3. Defaults Upon Senior Securities

                  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          (a)  The Company held its Annual Meeting of Stockholders on May 22,
               2003.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 21, 2003, and all such nominees were elected.

          (c) Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

               (i) Election of the following individuals to hold office as Directors of the Company until the next Annual Meeting of Stockholders.

                    Total Class A Common Stock voted was 132,134,004.


                                                                                                  Broker
                                           For               Against            Abstain          Non-votes
                                       -----------        ------------       -------------     -------------
             Felix Zandman             105,731,416          26,402,588             0                 0
             Gerald Paul               105,730,827          26,403,177             0                 0
             Jean-Claude Tine          123,270,836           8,863,168             0                 0
             Philippe Gazeau           123,172,459           8,961,545             0                 0
             Eliyahu Hurvitz           123,471,020           8,662,984             0                 0
             Abraham Ludomirski        123,461,483           8,672,521             0                 0
             Edward Shils              123,269,444           8,864,560             0                 0
             Mark Solomon              123,272,316           8,861,698             0                 0
             Avi Eden                  105,824,614          26,309,390             0                 0
             Ziv Shoshani              120,307,548          11,826,456             0                 0
             Marc Zandman              104,253,428          27,880,576             0                 0
             Ruta Zandman              106,968,273          25,165,731             0                 0

                        Total Class B Common Stock voted was 15,267,801 in favor, 0 against, 0 abstained and 0 broker non-votes.

               (ii) Ratification of the appointment of Ernst & Young LLP, independent certified public accountants, to audit the books and accounts of the Company for the calendar year ending December 31, 2003. Total Class A Common Stock voted was 129,181,415 in favor, 2,952,589 against, and 0 broker non-votes. Total Class B Common Stock voted was 15,267,801 in favor, 0 against, 0 abstained and 0 broker non-votes.

               (iii) Amendment of Section 162 (m) Cash Bonus Plan. Total Class A Common Stock voted was 122,025,865 in favor, 10,108,139 against, and 0 broker non-votes. Total Class B Common Stock voted was 15,267,801 in favor, 0 against, 0 abstained and 0 broker non-votes.

               (iv) Amendment of Certificate of Incorporation and Bylaws. Total Class A Common Stock voted was 129,200,271 in favor, 2,933,733 against, and 0 broker non-votes. Total Class B Common Stock voted was 15,264,816 in favor, 2,985 against, 0 abstained and 0 broker non-votes.

     Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10 votes on matters voted upon by stockholders.


Item 5. Other Information

                  Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                  Exhibit 31.1 - Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

                  Exhibit 31.2 - Certification pursuant to Rules 13a-14(a) or 15d-14(a)under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer

                  Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

                  Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer

        (b)       Reports on Form 8-K:

                  On May 2, 2003, the Company filed a current report dated April 30, 2003 under Item 12 of Form 8-K, reporting the financial results of the Company for the quarter ended March 31, 2003.

                  On May 7, 2003, the Company filed a current report dated April 30, 2003 under Item 12 of Form 8-K, furnishing the transcript to the Company's April 30, 2003 conference call reporting and discussing the financial results of the Company for the quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISHAY INTERTECHNOLOGY, INC.



                                    /s/ Richard N. Grubb
                                    ------------------------------
                                    Richard N. Grubb
                                    Executive Vice President, Treasurer
                                    (Duly Authorized and Chief Financial
                                    Officer)


Date: August 14, 2003