Form 10-Q
period 2003-09-30
VISHAY INTERTECHNOLOGY INC
filed 2003-11-14
CIK 103730

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2003
                                   --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ------------

                          Commission File Number 1-7416


                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                  38-1686453
--------------------------------------------         --------------------------
(State or Other Jurisdiction of Incorporation)           (I.R.S. Employer
                                                       Identification Number)


         63 Lincoln Highway
        Malvern, PA  19355-2120                            610-644-1300
 -------------------------------------               --------------------------
(Address of Principal Executive Offices)              (Registrant's Area Code
                                                        and Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes x No __

As of November 13, 2003 registrant had 144,508,424 shares of its Common Stock and 15,941,202 shares of its Class B Common Stock outstanding.

================================================================================

                          VISHAY INTERTECHNOLOGY, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2003

                                    CONTENTS
                                    --------

                                                                          Page
                                                                          Number
                                                                          ------
PART I.            FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Condensed Balance Sheets
                    (Unaudited) - September 30, 2003 and
                    December 31, 2002                                        3

                   Consolidated Condensed Statements of Operations
                    (Unaudited) - Three Months Ended September 30,
                    2003 and 2002                                            5

                   Consolidated Condensed Statements of Operations
                    (Unaudited) - Nine Months Ended September 30,
                    2003 and 2002                                            6

                   Consolidated Condensed Statements of Cash Flows
                    (Unaudited) - Nine Months Ended September 30,
                    2003 and 2002                                            7

                   Notes to Consolidated Condensed Financial
                    Statements (Unaudited)                                   8


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           23


           Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                                       34


           Item 4. Controls and Procedures                                  34


PART II.           OTHER INFORMATION                                        35


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

                                                          September 30,     December 31,
ASSETS                                                        2003             2002
                                                          ------------      -----------

CURRENT ASSETS
  Cash and cash equivalents                               $   529,380       $   339,938
  Accounts receivable, net                                    391,252           343,511
  Inventories:
    Finished goods                                            180,266           219,769
    Work in process                                           155,928           142,846
    Raw materials                                             177,017           191,451
  Deferred income taxes                                        45,554            47,297
  Prepaid expenses and other current assets                   151,398           188,881
                                                          -----------       -----------
                    TOTAL CURRENT ASSETS                    1,630,795         1,473,693

PROPERTY AND EQUIPMENT - AT COST
  Land                                                        106,744           118,000
  Buildings and improvements                                  344,848           339,869
  Machinery and equipment                                   1,624,113         1,609,931
  Construction in progress                                     70,072            61,830
  Allowance for depreciation                                 (972,105)         (854,780)
                                                          -----------       -----------
                                                            1,173,672         1,274,850

GOODWILL                                                    1,449,072         1,356,293

OTHER INTANGIBLE ASSETS, NET                                  113,906           122,417

OTHER ASSETS                                                  129,537            87,906
                                                          -----------       -----------
                                                          $ 4,496,982       $ 4,315,159
                                                          ===========       ===========

                                                    September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2003           2002
                                                    ------------    -----------

CURRENT LIABILITIES
  Notes payable to banks                            $    17,106     $    18,161
  Trade accounts payable                                126,830         123,999
  Payroll and related expenses                          119,009         103,184
  Other accrued expenses                                281,209         303,609
  Income taxes                                           13,788           8,734
  Current portion of long-term debt                       1,387          18,550
                                                    -----------     -----------
              TOTAL CURRENT LIABILITIES                 559,329         576,237

LONG-TERM DEBT                                          835,134         706,316

DEFERRED INCOME TAXES                                    48,502          52,935

DEFERRED INCOME                                          30,359          42,345

MINORITY INTEREST                                        81,159          75,985

OTHER LIABILITIES                                       273,483         279,462

ACCRUED PENSION COSTS                                   239,119         223,092

STOCKHOLDERS' EQUITY
  Common Stock                                           14,433          14,429
  Class B Common Stock                                    1,538           1,538
  Capital in excess of par value                      1,911,254       1,910,994
  Retained earnings                                     539,857         523,354
  Accumulated other comprehensive loss                  (36,920)        (91,115)
  Unearned compensation                                    (265)           (413)
                                                    -----------     -----------
                                                      2,429,897       2,358,787
                                                    -----------     -----------
                                                    $ 4,496,982     $ 4,315,159
                                                    ===========     ===========


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                          Three Months Ended
                                                                            September 30,
                                                                         2003            2002
                                                                       ---------      ---------

Net sales                                                              $ 533,168      $ 471,419
Costs of products sold                                                   419,313        364,192
Loss on long-term purchase commitments                                    11,392           --
                                                                       ---------      ---------
                                    GROSS PROFIT                         102,463        107,227

Selling, general, and administrative expenses                             91,993         78,247
Restructuring expense                                                      6,313          2,567
                                                                       ---------      ---------
                                    OPERATING INCOME                       4,157         26,413

Other income (expense):
  Interest expense                                                        (9,727)        (7,166)
  Loss on extinguishment of debt                                          (9,910)          --
  Gain on insurance claim                                                 30,361           --
  Other                                                                     (951)         2,126
                                                                       ---------      ---------
                                                                           9,773         (5,040)
                                                                       ---------      ---------

       EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                 13,930         21,373

Income taxes                                                               5,211          5,487
Minority interest                                                          1,944          2,772
                                                                       ---------      ---------

                                    NET EARNINGS                       $   6,775      $  13,114
                                                                       =========      =========

Basic earnings per share                                               $    0.04      $    0.08

Diluted earnings per share                                             $    0.04      $    0.08

Weighted average shares outstanding - basic                              159,610        159,525

Weighted average shares outstanding - diluted                            160,356        160,303


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                            2003             2002
                                                                        -----------       -----------

Net sales                                                               $ 1,603,398       $ 1,363,436
Costs of products sold                                                    1,247,734         1,061,707
Loss on long-term purchase commitments                                       11,392              --
                                                                        -----------       -----------
                             GROSS PROFIT                                   344,272           301,729

Selling, general, and administrative expenses                               284,538           228,583
Restructuring expense                                                        19,258             7,498
                                                                        -----------       -----------
                             OPERATING INCOME                                40,476            65,648

Other income (expense):
  Interest expense                                                          (29,191)          (21,156)
  Loss on extinguishment of debt                                             (9,910)             --
  Gain on insurance claim                                                    30,361              --
  Other                                                                         (14)            4,755
                                                                        -----------       -----------
                                                                             (8,754)          (16,401)
                                                                        -----------       -----------

           EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                31,722            49,247

Income taxes                                                                  9,380            11,499
Minority interest                                                             5,839             6,597
                                                                        -----------       -----------

                              NET EARNINGS                              $    16,503       $    31,151
                                                                        ===========       ===========


Basic earnings per share                                                $      0.10       $      0.20

Diluted earnings per share                                              $      0.10       $      0.19

Weighted average shares outstanding - basic                                 159,585           159,371

Weighted average shares outstanding - diluted                               160,168           160,725


            See Notes to Consolidated Condensed Financial Statements.

VISHAY INTERTECHNOLOGY, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2003           2002
                                                                       ---------      ---------

OPERATING ACTIVITIES
  Net earnings                                                         $  16,503      $  31,151
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                      145,873        137,304
      Gain on disposal of property and equipment                            (333)          (541)
      Amortization of imputed interest                                     6,695          6,967
      Loss on long-term purchase commitments                              11,392           --
      Writedowns of tantalum and palladium inventories                     5,770           --
      Gain on insurance claim                                            (30,361)          --
      Loss on extinguishment of debt                                       9,910           --
      Minority interest in net earnings of consolidated
        subsidiaries                                                       5,839          6,597
      Other                                                               (5,727)       (10,845)
      Changes in operating assets and liabilities                         10,956        127,304
                                                                       ---------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            176,517        297,937

INVESTING ACTIVITIES
  Purchase of property and equipment                                     (71,592)       (54,198)
  Proceeds from sale of property and equipment                            15,584         17,297
  Purchase of businesses, net of cash acquired                           (25,602)       (98,449)
                                                                       ---------      ---------
    NET CASH USED IN INVESTING ACTIVITIES                                (81,610)      (135,350)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings, net of
    issuance costs                                                       484,208            352
  Principal payments on long-term debt                                  (284,263)        (1,674)
  Net payments on revolving credit lines                                (111,000)      (125,062)
  Net changes in short-term borrowings                                      (881)        (7,954)
  Proceeds from stock options exercised                                      170          3,105
                                                                       ---------      ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   88,234       (131,233)
Effect of exchange rate changes on cash                                    6,301          9,602
                                                                       ---------      ---------
    INCREASE IN CASH AND CASH EQUIVALENTS                                189,442         40,956

Cash and cash equivalents at beginning of period                         339,938        367,115
                                                                       ---------      ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 529,380      $ 408,071
                                                                       =========      =========

            See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003


Note 1:   Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented. The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company's Form 10-K/A for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2:   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                     2003          2002             2003           2002
                                                   ---------     --------         --------       --------

Numerator:
   Net earnings                                    $  6,775      $ 13,114         $ 16,503       $ 31,151

Denominator:
   Denominator for basic earnings per share -
     weighted average shares                        159,610       159,525          159,585        159,371

    Effect of dilutive securities:

   Employee stock options                               661           673              505          1,250
   Other                                                 85           105               78            104
                                                   --------      --------         --------       --------
   Dilutive potential common shares                     746           778              583          1,354

   Denominator for diluted earnings per
     share - adjusted weighted average shares       160,356       160,303          160,168        160,725

Basic earnings per share                           $   0.04      $   0.08         $   0.10       $   0.20
                                                   ========      ========         ========       ========

Diluted earnings per share                         $   0.04      $   0.08         $   0.10       $   0.19
                                                   ========      ========         ========       ========

      Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the periods presented:

          o Assumed conversion of the Company's zero coupon subordinated convertible notes for the three and nine month periods ended September 30, 2003 and 2002, respectively. At September 30, 2002, these notes were convertible into 9,718,000 shares of the Company's Common Stock. As described in Note 10, the Company repurchased some of these notes during the third quarter of 2003. At September 30, 2003, the outstanding notes were convertible into 6,609,000 shares of the Company's Common Stock.

          o Assumed conversion of the convertible notes of General Semiconductor, acquired November 2, 2001, for the three and nine month periods ended September 30, 2003 and 2002, respectively. At September 30, 2002, these notes were convertible into 6,245,000 shares of the Company's Common Stock. As described in Note 10, these notes were fully redeemed on September 10, 2003.

          o Assumed exchange under the terms of a put and call agreement of the Company's floating rate unsecured loan notes issued in connection with the acquisition of BCcomponents on December 13, 2002, for the three and nine month periods ended September 30, 2003. At September 30, 2003, these notes were exchangeable for 6,176,000 shares of the Company's Common Stock.

          o Outstanding warrants of 8,824,000, issued in connection with the acquisition of BCcomponents, for the three and nine month periods ended September 30, 2003.

          o Outstanding stock options of 6,494,000 and 7,047,000 for the three and nine month periods ended September 30, 2003, and 6,496,000 and 2,941,000 for the three and nine month periods ended September 30, 2002.

          o As described in Note 10, the Company issued subordinated notes in the third quarter of 2003, which are convertible into 23,496,000 shares of Common Stock upon the occurrence of certain events. None of these events had occurred as of September 30, 2003.

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


                                           Three Months Ended                    Nine Months Ended
                                              September 30,                        September 30,
                                         2003             2002                 2003              2002
                                     ------------      -----------          -----------       -----------
Business Segment Information
(in thousands)

Net Sales:
   Passives                          $   268,368       $   196,702          $   823,298       $   568,704
   Actives                               264,800           274,717              780,100           794,732
                                     -----------       -----------          -----------       -----------
                                     $   533,168       $   471,419          $ 1,603,398       $ 1,363,436
                                     -----------       -----------          -----------       -----------

Operating Income:
   Passives                          $   (18,631)      $    (7,106)         $   (25,603)      $   (27,273)
   Actives                                28,565            38,483               82,465           106,973
   Corporate                              (5,777)           (4,964)             (16,386)          (14,052)
                                     -----------       -----------          -----------       -----------
                                     $     4,157       $    26,413          $    40,476       $    65,648
                                     -----------       -----------          -----------       -----------

Restructuring Expense:
   Passives                          $     5,525       $     2,652          $    17,826       $     7,277
   Actives                                   788               (85)               1,432               221
                                     -----------       -----------          -----------       -----------
                                     $     6,313       $     2,567          $    19,258       $     7,498
                                     -----------       -----------          -----------       -----------


      Operating income for the passives segment for the three and nine months ended September 30, 2003 includes $11,392,000 for loss on future purchase commitments of tantalum, as well as $4,185,000 to write down inventories of tantalum on hand to market value.

      BCcomponents, acquired December 13, 2002, contributed $60.8 million of net sales and $9.9 million of operating income to the passives segment for the quarter ended September 30, 2003, and $193.7 million of net sales and $11.0 million of operating income to the passives segment for the nine months ended September 30, 2003.

Note 4:   Comprehensive Income

      Comprehensive income includes the following components (in thousands):


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                       2003           2002           2003          2002
                                                     --------       --------       --------      --------

Net Earnings                                         $  6,775       $ 13,114       $ 16,503      $ 31,151

Other comprehensive income (loss):
   Foreign currency translation adjustment               (775)        (7,926)        50,487        42,626
   Unrealized gain (loss) on interest rate swap           702             77          2,462        (3,130)
   Pension liability adjustment, net of tax             1,782             66          1,246           152
                                                     --------       --------       --------      --------
Total other comprehensive income (loss)                 1,709         (7,783)        54,195        39,648
                                                     --------       --------       --------      --------

Comprehensive income                                 $  8,484       $  5,331       $ 70,698      $ 70,799
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

      Quarter Ended September 30, 2003

      The Company recorded restructuring expense of $6,313,000 for the quarter ended September 30, 2003. Restructuring of European and Asian operations included $5,021,000 of employee termination costs covering 134 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining restructuring expense relates to $281,000 of termination costs for 47 technical, production, administrative and support employees located in the United States, and $1,011,000 for asset impairment charges. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

      Nine Months Ended September 30, 2003

      The Company recorded restructuring expense of $19,258,000 for the nine months ended September 30, 2003. Restructuring of European and Asian operations included $16,921,000 of employee termination costs covering 480 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining restructuring expense relates to $1,326,000 of termination costs for 151 technical, production, administrative and support employees located in the United States, and $1,011,000 for asset impairment charges. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company. Activity related to these costs for the nine months ended September 30, 2003 is as follows (in thousands, except number of employees):


                                                                     Number of
                                     Workforce         Asset         Employees
                                     Reduction       Impairment      Terminated        Total
                                   -------------------------------------------------------------

Restructuring expense                $ 18,247         $  1,011           631         $ 19,258
Utilized                               (4,845)          (1,011)         (465)          (5,856)
Foreign currency effect                   555             --            --                555
                                   -------------------------------------------------------------
Balance at September 30, 2003        $ 13,957         $   --             166         $ 13,957
                                   =============================================================

      The remaining $13,957,000 of restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

      Quarter Ended September 30, 2002

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

      Nine Months Ended September 30, 2002

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


                                                                    Number of
                                     Workforce         Asset        Employees
                                     Reduction       Impairment     Terminated       Total
                                   -----------------------------------------------------------

Restructuring expense                $ 18,607         $ 12,363        1,438         $ 30,970
Utilized                               (6,420)         (12,363)        (783)         (18,783)
                                   -----------------------------------------------------------
Balance at December 31, 2002           12,187             --            655           12,187
Utilized                               (8,619)            --           (443)          (8,619)
Changes in estimates                      453             --           --                453
Foreign currency effect                   661             --           --                661
                                   -----------------------------------------------------------
Balance at September 30, 2003        $  4,682         $   --            212         $  4,682
                                   ===========================================================

      The remaining $4,682,000 in severance costs, currently shown in other accrued expenses, is expected to be paid by December 31, 2003.

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


                                                                     Number of
                                    Workforce         Asset          Employees
                                    Reduction       Impairment       Terminated         Total
                                  --------------------------------------------------------------

Restructuring expense              $ 40,934         $ 20,974           5,663          $ 61,908
Utilized                            (18,114)         (20,974)         (4,913)          (39,088)
                                  --------------------------------------------------------------
Balance at December 31, 2001         22,820             --               750            22,820
Utilized                            (19,865)            --              (612)          (19,865)
Changes in estimates                 (1,391)            --              --              (1,391)
                                  --------------------------------------------------------------
Balance at December 31, 2002          1,564             --               138             1,564
Utilized                             (1,586)            --               (50)           (1,586)
Changes in estimates                     22             --               (88)               22
                                  --------------------------------------------------------------
Balance at September 30, 2003      $   --           $   --              --            $   --
                                  ==============================================================

Note 6:   Acquisitions

      As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise. In the past two years, the Company has taken advantage of the downturn in the electronics industry and the strength of its own balance sheet to acquire businesses for consideration that it believes was lower than what it would have been required to pay in other economic environments. In pricing an acquisition, the Company focuses primarily on the target's revenues and customer base, the strategic fit of its product line with the Company's existing product offerings, opportunities for cost cutting and integration with the Company's existing operations and production and other post-acquisition synergies, rather than on the target's assets, such as its property, equipment and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

      These principles apply in particular to acquisitions in the passive segment. The passive electronics business is a mature industry that, in general, has a slow organic growth rate linked to macro-economic trends. The Company's business strategy for growth in the passive segment relies primarily upon the acquisition of other electronic components manufacturers whose operations satisfy the Company's acquisition criteria. Rather than focusing on the assets of the acquired company, the Company seeks to capture its sales and customers, which it expects to service in substantial measure with its own long-term assets and personnel. In this regard, the Company anticipates that, following an acquisition, it will be able to maintain sales levels on the strength of its relationships with original equipment manufacturers (OEMs), distributors and electronic manufacturers' supply (EMS) companies. The Company also anticipates that it will be able to achieve fairly rapid cost reductions by eliminating or combining redundant sales offices, sales personnel, commission representatives, and administrative staff; eliminating or consolidating manufacturing facilities; and transferring manufacturing operations from high labor countries to low labor jurisdiction. These savings and synergies are made possible in the current environment of depressed activity in the electronics industry by low utilization of manufacturing and distribution capacity in the passive segment. The plant, property and equipment of the acquired company are expected to be eliminated or substantially reduced and are valued accordingly. The result for acquisitions in the passive segment is recognition of a substantial amount of goodwill.

      On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by the stockholders of the two companies, for $554.8 million, including acquisition expenses of $7.0 million. In connection with the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 relating to an exit plan that management began to formulate prior to the acquisition date. The goal of the Company is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. The Company's exit plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. Approximately $88,242,000 of the restructuring liabilities recorded in connection with the acquisition related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe and the Pacific Rim. The remaining $6,401,000 of restructuring liabilities related to provisions for lease cancellations and other costs. The restructuring liability is included in other accrued expenses on the consolidated balance sheet. The workforce reduction costs are expected to be paid out by March 31, 2004. The outbreak of the SARS disease has caused the Company's workforce reduction plans to be pushed back by one quarter. The other costs are expected to be paid out by 2005. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):


                                                                  Number of
                                   Workforce                      Employees
                                   Reduction        Other         Terminated      Total
                                 ----------------------------------------------------------

Balance at December 31, 2001       $ 88,242        $  6,401         1,460        $ 94,643
Utilized                            (52,118)         (1,249)         (426)        (53,367)
Changes in estimates                 (7,900)           --            (147)         (7,900)
                                 ----------------------------------------------------------
Balance at December 31, 2002         28,224           5,152           887          33,376
Utilized                             (4,396)         (2,641)          (97)         (7,037)
                                 ----------------------------------------------------------
Balance at September 30, 2003      $ 23,828        $  2,511           790        $ 26,339
                                 ==========================================================

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

      In June 2002, the Company acquired Tedea-Huntleigh BV, a subsidiary of Tedea Technological Development and Automation Ltd. Tedea-Huntleigh is engaged in the production and sale of load cells used in digital scales by the weighing industry. The purchase price was approximately $21 million in cash. Additionally, Vishay is paying Tedea a $1 million consulting fee over a three-year period and repaid a $9 million loan of Tedea to Tedea-Huntleigh. Tedea-Huntleigh operates two plants in Israel, in Netanya and Carmiel, where it employs approximately 350 people, as well as a number of facilities outside Israel. Tedea-Huntleigh also has load cell operations in the People's Republic of China. The purchase price has been allocated, with resulting goodwill of $13,841,000. The results of operations of Tedea-Huntleigh are included in the results of the passives segment beginning July 1, 2002.

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

      In the transaction, outstanding obligations of BCcomponents, including indebtedness and transaction fees and expenses, in the amount of approximately $224 million were paid ($191,000,000) or assumed ($33,000,000). Also, $105 million in principal amount of BCcomponents' mezzanine indebtedness and certain other securities of BCcomponents were exchanged for $105 million principal amount of floating rate unsecured loan notes of Vishay due 2102. The Vishay notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest rate may be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay Common Stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to Vishay in exchange for 6,176,000 shares of Vishay Common Stock in the aggregate, and Vishay may call the notes in exchange for cash or for shares of its Common Stock after 15 years from the date of issuance. The purchase price was as follows:

Cash consideration (including transaction fees
  and expenses)                                   $191,000,000
Warrants issued                                     39,462,000
Acquisition costs                                    3,000,000
                                                  ------------
Total purchase price                              $233,462,000
                                                  ============

      Under purchase accounting, the total purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is based on a preliminary evaluation of the fair value of BCcomponents' tangible and identifiable intangible assets acquired and liabilities assumed at the date of the merger based upon currently available information. There can be no assurance that the estimated amounts will represent the final purchase allocation. Goodwill increased by approximately $60 million during the quarter ended September 30, 2003, as a result of the reallocation of the purchase price based on revisions to asset appraisals. The Company expects to finalize the purchase allocation by December 13, 2003. The purchase price has been preliminarily allocated, pending finalization of appraisals for property, plant, and equipment, debt, intangible assets and warrants, to the acquired assets and liabilities based on fair values as follows:

                Current assets                   $  91,859,000
                Property, plant, and equipment      68,762,000
                Other assets                         3,054,000
                Trademarks                          23,000,000
                Completed technology                19,000,000

                Current liabilities               (118,425,000)
                Long-term debt                    (126,328,000)
                Other noncurrent liabilities       (29,860,000)
                Goodwill                           302,400,000
                                                 -------------
                Total purchase price             $ 233,462,000
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


                                                                  Number of
                                 Workforce                        Employees
                                 Reduction         Other          Terminated        Total
                                --------------------------------------------------------------

Balance at December 31, 2002     $ 45,855         $  1,939            780          $ 47,794
Utilized                          (18,320)            (247)          (206)          (18,567)
Foreign currency effect             3,382             --             --               3,382
                                --------------------------------------------------------------
Balance at September 30, 2003    $ 30,917         $  1,692            574          $ 32,609
                                ==============================================================

      Had the above acquisitions (other than General Semiconductor) been made as of January 1, 2002, the Company's pro forma results would have been (in thousands, except per share amounts):

                                        Three Months Ended    Nine Months Ended
                                        September 30, 2002    September 30, 2002
                                        ------------------    ------------------

        Net sales                           $ 544,224           $ 1,602,970
        Net (loss) earnings                 $  (1,488)                7,280

        Basic (loss) earnings per share     $   (0.01)          $      0.05
        Diluted (loss) earnings per share   $   (0.01)          $      0.05

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


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                        2003           2002          2003          2002
                                                      -------       -------         -------      ---------

Net income, as reported                                $6,775       $13,114         $16,503      $   31,151
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method
  for all awards, net of related tax effects
                                                          451           676           1,316           1,961
                                                       ------       -------         -------      ----------
Pro forma net income                                   $6,324       $12,438         $15,187      $   29,190
                                                       ======       =======         =======      ==========

Earnings per share:
   Basic--as reported                                  $ 0.04       $  0.08         $  0.10      $     0.20
                                                       ======       =======         =======      ==========
   Basic--pro forma                                    $ 0.04       $  0.08         $  0.10      $     0.18
                                                       ======       =======         =======      ==========

   Diluted--as reported                                $ 0.04       $  0.08         $  0.10      $     0.19
                                                       ======       =======         =======      ==========
   Diluted--pro forma                                  $ 0.04       $  0.08         $  0.09      $     0.18
                                                       ======       =======         =======      ==========

      Pro forma compensation expense determined under the fair-value based method described in SFAS 123 is recognized ratably over the vesting period. The fair value of options granted was estimated using the Black-Scholes option-pricing model. No options have been granted in 2003.

The assumptions used in estimating the fair value of options granted in prior years are disclosed in Note 1 to the consolidated financial statements contained in the Company's Form 10-K/A for the year ended December 31, 2002.

Note 8: Accounting Pronouncements Pending Adoption

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Provisions of FIN 46, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The Company is currently evaluating what impact, if any, adoption of FIN 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The Company has not issued any such financial instruments.


Note 9: Guarantees

      The Company's borrowings under its credit facility are secured by pledges of stock and guarantees by certain significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the revolving credit facility. The Company's borrowings under the credit facility were $0 and $111,000,000 at September 30, 2003 and December 31, 2002, respectively. If any subsidiary were to borrow under the credit facility, the Company would provide a similar guarantee with respect to the subsidiary's borrowings.

Note 10: Debt

Long-term debt consists of the following:

                                                     September 30,  December 31,
                                                         2003          2002
                                                     ---------------------------
                                                           (In thousands)

Multicurrency revolving credit loans                    $   --       $111,000
Convertible subordinated notes, LYONs, due 2021          227,506      317,830
Other debt and capital lease obligations                   4,015       21,689
Convertible unsecured notes, BCcomponents, due 2102      105,000      105,000
Convertible subordinated notes, GSI, due 2006               --        169,347
Convertible subordinated notes, due 2023                 500,000         --
                                                     ---------------------------
                                                         836,521      724,866
Less current portion                                       1,387       18,550
                                                     ---------------------------
                                                        $835,134     $706,316
                                                     ===========================


      On August 6, 2003, the Company sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. This option was exercised, and the additional $50 million of notes was issued on September 3, 2003. The notes will pay interest semi-annually.

      Holders may convert the notes into Vishay Common Stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay Common Stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay Common Stock multiplied by the conversion rate for a specified period;
(3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more rating levels; or (5) specified corporate transactions occur. None of these conditions had occurred as of September 30, 2003. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes.

      The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes will be redeemable at the Company's option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013 and August 1, 2018. In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. On any required repurchase, the Company may choose to pay the purchase price in cash or shares of Vishay Common Stock or any combination of cash and Vishay Common Stock. The proceeds of the offering of the notes were used to repay other outstanding debt, as well as for general corporate purposes.

      The early extinguishment of the LYONs and the General Semiconductor debentures, described below, resulted in a pretax loss of $9,910,000 in the third quarter of 2003, which included premium on redemption of approximately $7.3 million and write-off of deferred financing costs of approximately $2.6 million.

      The Company used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to repay amounts outstanding under its revolving credit facility. The Company agreed with the lenders under its secured revolving credit facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of the Company's anticipated liquidity needs, has been changed from $500 million to $400 million, and the final maturity of the facility has been extended from June 2005 to May 2007. The restatement decreases the Company's minimum tangible net worth requirement to $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings from July 1, 2003, eliminates the covenant on minimum earnings before interest and tax, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by the Company and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under the Company's convertible subordinated notes.

      The Company used approximately $97.4 million of the proceeds of the offering of the convertible subordinated notes to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of its Liquid Yield Option(TM) Notes (LYONs). Pursuant to the terms of the LYONs, in June 2004, the remaining holders of the LYONs will have the right to "put" these notes to the Company for an aggregate purchase price of $235 million. If these notes are put to the Company, the Company expects to be able to utilize its revolving credit facility to finance the repurchase.

      The Company used approximately $176.6 million of the proceeds of the offering of the convertible subordinated notes to fund principal and premium in connection with the redemption of all of the outstanding 5.75% convertible subordinated notes due 2006 of its General Semiconductor subsidiary. Prior to redemption, there was $171 million principal amount of the General Semiconductor notes outstanding. These notes were redeemed at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption of $2.3 million.

Note 11: Current Vulnerability to Certain Concentrations

      The Company is a major consumer of the world's annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, the Company stockpiled tantalum ore in 2000 and early 2001. During 2001, the Company and its competitors experienced a significant decline in the tantalum capacitor business. The market prices for tantalum also decreased significantly during 2002. The Company recorded a writedown of $25,700,000 to reduce its tantalum inventories to current market value in the fourth quarter of 2002. The Company also recorded a loss on future purchase commitments of $106,000,000 in the fourth quarter of 2002. In 2003, prices of tantalum continued to decline. As a result, the Company recorded a writedown of $4,185,000 to reduce its tantalum inventories to current market value in the third quarter of 2003.

The Company also recorded a loss on future purchase commitments of $11,392,000 in the third quarter of 2003. The Company's purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply. If the downward pricing trend were to continue, the Company could again be required to write down the carrying value of its tantalum inventory and record additional losses on its long-term purchase commitments.


Note 12: Gain on Insurance Claim

      On February 13, 2002, a fire occurred at the Electro-Films, Inc. (EFI) facility located in Providence, Rhode Island causing a production stoppage of this product line. The Company received insurance proceeds based on its costs to replace the assets, which were in excess of the book value of the assets at the time of the fire. Most significant matters with respect to this insurance claim have been resolved, and the Company has recognized a gain of $30,361,000 related to the claim during the third quarter of 2003. Resolution of the remaining matters is not anticipated to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

      Vishay operates in two segments, passive components and active components. The Company is the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. The Company is also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. The passive components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the active business. With the acquisition of BCcomponents in December 2002, the Company now derives a slight majority of its revenues from the passive business. Approximately 51% of the Company's revenues for the nine months ended September 30, 2003 were attributable to the Company's passive business and 49% to its active business. Revenues for the quarter ended September 30, 2003 were approximately evenly split between the two segments.

      Net earnings for the quarter ended September 30, 2003 were $6,775,000 or $0.04 per share, compared with net earnings for the quarter ended September 30, 2002 of $13,114,000 or $0.08 per share. Earnings for the quarter were impacted by restructuring expense of $6,313,000, a loss on early extinguishment of debt of $9,910,000, a loss on long-term purchase commitments of $11,392,000, and a write-down of inventories on hand to market value of $4,185,000, offset by a gain on an insurance claim of $30,361,000. These items and their tax related consequences had a negative $0.02 effect on earnings per share. The charge for early extinguishment of debt related to refinancing of debt during the third quarter of 2003. The September 2002 quarter included restructuring expenses of $2,567,000, resulting in a reduction of $0.01 in net earnings per share.

      Net earnings for the nine months ended September 30, 2003 were $16,503,000 or $0.10 per share, compared with net earnings for the nine months ended September 30, 2002 of $31,151,000 or $0.19 per diluted share. Earnings for the nine months ended September 30, 2003 were impacted by restructuring expense of $19,258,000, a loss on early extinguishment of debt of $9,910,000, a loss on long-term purchase commitments of $11,392,000, and a write-down of inventories on hand to market value of $4,185,000, offset by a gain on an insurance claim of $30,361,000. These items and their tax related consequences had a negative $0.08 effect on earnings per share. The nine months ended September 30, 2002 included restructuring expenses of $7,498,000, resulting in a reduction of $0.04 in net earnings per share.

      Following a difficult 2002 and 2001, in which the electronic components business generally was depressed both in the United States and much of the world, the Company is beginning to see some improvement of the overall market and general economic outlook, particularly in Asia. There appears to be a substantial rebound in the computer market, a slow upturn in telecom, particularly networks, an acceleration of demand for mobile phone components in China and Korea, and continued strength in the European automotive market, with some recovery in the corresponding U.S. market. Capacity utilization is a reflection, in part, of these demand trends. The Company was approaching full capacity in most of its active facilities during the most recent quarter, with some capacity improvement in the passive segment. In this latter area, capacity for resistors and inductors ranged from 50 to 70 percent, while in the capacitor lines it averaged around 50%. Despite these positive trends, operating results remained depressed because of continuing pricing pressures. Average selling prices continued to decline during the third quarter in both the passive and active segments, though considerably less on a sequential quarter-to-quarter basis than on a year-over-year basis. Operating results for the nine months ended September 30, 2003 also suffered from the SARS outbreak, particularly in the active segment which does a substantial portion of its business in Asia.

      The Company's book-to-bill ratio for the third quarter was 1.03, reflecting a ratio for the active business of 1.09 and a ratio for the passive business of 0.97. The Company's backlog was $434 million at the end of the third quarter, a $14 million increase from the previous quarter and a $26 million increase from December 31, 2002. As in the past, during this phase of the business cycle, the improvement in the active business is proceeding ahead of any pick-up in the passive business.

      The following table shows the end of period backlog and the book-to-bill ratio for Vishay's business as a whole during the five quarters beginning with the third quarter of 2002 through the third quarter of 2003.


                     3rd Quarter     4th Quarter         1st Quarter        2nd Quarter       3rd Quarter
                     -----------     -----------         -----------        -----------       -----------
                         2002            2002                2003               2003              2003
                         ----            ----                ----               ----              ----

End of Period
Backlog             $ 378,500,000   $ 407,600,000(1)   $ 438,200,000(1)   $ 419,800,000(1)   $ 434,000,000(1)

Book-to-Bill
Ratio                     0.90            0.93                1.05             0.96                1.03


(1)   Includes $49,800,000, $49,500,000, $49,500,000, and $54,100,000 of backlog attributable to the business of BCcomponents for the fourth quarter of 2002, the first quarter, second quarter, and third quarter of 2003, respectively. BCcomponents was acquired in December 2002.

      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the third quarter of 2002 through the third quarter of 2003:


                      3rd Quarter         4th Quarter         1st Quarter           2nd Quarter          3rd Quarter
                      -----------         -----------         -----------           -----------          -----------
                          2002               2002                2003                   2003                 2003
                          ----               ----                ----                   ----                 ----

  Passive
 Components
 ----------
   Sales            $   196,702,000    $   198,542,000    $   274,874,000(1)    $   280,056,000(1)    $   268,368,000(1)

Book-to-Bill
   Ratio                  0.96               1.00                1.07                  0.96                   0.97

  Active
 Components
 ----------
   Sales            $   274,717,000    $   260,835,000    $   257,253,000       $   258,047,000       $   264,800,000

Book-to-Bill
   Ratio                  0.85               0.88                1.03                  0.96                   1.09

(1)   Includes $69,300,000, $63,600,000, and $60,800,000, attributable to
      BCcomponents for the first, second, and third quarters of 2003, respectively.

      The Company continued to implement its cost control programs during the third quarter with an emphasis on the reduction and reallocation of headcount. A major element of the Company's cost control strategy has been to position its manufacturing facilities, to the extent practicable, in jurisdictions with low labor costs. The percentage of headcount in low labor cost countries was 67% as of September 30, 2003, as compared to 65% as of September 30, 2002 and December 31, 2002, respectively. The Company continues to target improvement in this area as it proceeds with the integration of the business of BCcomponents.

      Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           2003      2002      2003      2002
                                           -----     -----    ------     -----

Costs of products sold                     78.6%     77.3%     77.8%     77.9%
Gross profit                               19.2%     22.7%     21.5%     22.1%
Selling, general and
  administrative expenses                  17.3%     16.6%     17.7%     16.8%
Operating income                            0.8%      5.6%      2.5%      4.8%
Earnings before income
  taxes and minority interest               2.6%      4.5%      2.0%      3.6%
Net earnings                                1.3%      2.8%      1.0%      2.3%

Effective tax rate                         37.4%     25.7%     29.6%     23.3%

Net Sales, Gross Profits and Margins

      Net sales for the quarter ended September 30, 2003 increased $62 million, or 13%, as compared to the comparable prior year period. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in September 2002. Excluding these acquisitions, net sales decreased $3,260,000, or 0.7%. Foreign exchange rates during the quarter positively impacted revenues by $15.9 million as compared to the three months ended September 30, 2002. Net sales for the nine months ended September 30, 2003 increased $240 million, or 18%, as compared to the comparable prior year period. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in September 2002. Excluding these acquisitions, net sales increased $7,996,000, or 0.6%. Foreign exchange rates during the nine months ended September 30, 2003 positively impacted revenues by $64.3 million as compared to the nine months ended September 30, 2002.

      Costs of products sold as a percentage of net sales for the quarter and nine months ended September 30, 2003 were 78.6% and 77.8%, respectively, as compared to 77.3% and 77.9% for the comparable prior year periods. Gross profit as a percentage of net sales for the quarter and nine months ended September 30, 2003, were 19.2% and 21.5%, respectively, as compared to 22.7% and 22.1% for the comparable prior year periods. Price declines were offset in substantial part by volume increases and cost savings programs. Gross profit for the quarter and nine months ended September 30, 2003 reflects a writedown of raw material inventory to lower of cost or market of $4,185,000, which is included in cost of products sold, and an accrual of loss on long-term purchase commitments of $11,392,000.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components
      ------------------

                      Three Months Ended           Nine Months Ended
                        September 30,                September 30,
                     2003          2002           2003          2002
                  ------------  ------------   ------------  ------------

    Net Sales     $268,368,000  $196,702,000   $823,298,000  $568,704,000

    Gross Profit
    Margin            12.7%         14.3%          17.2%         13.0%

        Net sales of passive components for the quarter and nine months ended September 30, 2003 increased $71,666,000 or 36.4% and $254,594,000 or 44.7%, respectively, as compared to the comparable prior year periods. Without the acquisition of BCcomponents, Celtron Technologies, BLH and Nobel, the passive components business sales would have increased by $6,658,000 or 3.4%, for the quarter ended September 30, 2003 and by $22,628,000, or 4.0%, for the nine months ended September 30, 2003 as compared to the comparable prior year periods. The organic increase in net sales is attributable to the volume increases in the resistor and inductor product lines, partially offset by price declines, and the positive impact of foreign currency exchange rates. The average selling price was stable versus prior quarter, though selling prices are down versus the prior year.

      Gross margins were 12.7% and 17.2%, respectively, for the quarter and nine months ended September 30, 2003, as compared to 14.3% and 13.0%, respectively, for the comparable prior year period. Margins were affected negatively by raw material related writedowns during the third quarter and nine month periods, as market prices for these materials continued to decline. These writedowns included a writedown of $4,185,000 to reduce tantalum inventories to current market value, and a loss on purchase commitments for future delivery of tantalum of $11,392,000, both of which were recorded in the third quarter. In addition, the Company recorded a writedown of $1,585,000 of palladium inventory in the first quarter of 2003, which affected margins during the nine month period. The raw materials writedowns have the effect of improving gross margins in subsequent periods by reducing cost of goods sold as inventory is utilized. This effect cannot be quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.

      The weakness in demand for tantalum capacitor products has affected not only the prices for tantalum but also the Company's usage of this material. The Company has three sources for tantalum-an inventory of tantalum ore, an inventory of tantalum powder and wire and contractual purchase commitments for future delivery of tantalum powder and wire with Cabot Corporation. The Company does not anticipate utilizing its stockpile of tantalum ore at any time in the foreseeable future. Tantalum inventory as of September 30, 2003 was 339,522 pounds, with estimated usage over the next twelve months for this material of 200,000 pounds. Accordingly, the Company has reclassified 139,522 pounds, or $31.8 million, into long-term assets. The Company anticipates, based on current and foreseeable demand for tantalum capacitors, that its minimum purchase commitments under the contracts with Cabot will substantially exceed its requirements over the terms of the contracts. Based on usage currently expected in 2003, the Company's purchase commitments represent approximately 7.5 years of usage. The Company has little visibility of the demand for its tantalum capacitor products beyond twelve months. It is almost certain that actual requirements of tantalum will differ from those projected, and likely that the difference will be material. Tantalum ore, powder and wire have an indefinite shelf life, so that the Company believes that it will eventually utilize all of the material in its inventory or that it is obligated to purchase under its contractual commitments. The Company's ending inventory balance of tantalum at September 30, 2003 was approximately $77.3 million.

      The Company continues to implement cost reduction programs, particularly in its passives business, in order to reduce costs and thereby stabilize its margins in the current period of relatively weak demand. We have initiated several significant cost reduction programs in all of our products lines, including facility combinations and shifting production to lower cost regions, with particular emphasis placed on reducing headcount in high labor cost countries. Sixty-seven percent of the Company's labor force was in low labor cost countries as of September 30, 2003. The impact of these cost savings plans has been partially offset by the underutilization of capacity in the commodity products.

      Active Components
      -----------------

                      Three Months Ended            Nine Months Ended
                         September 30,                September 30,
                     2003           2002           2003           2002
                  -----------    -----------    ------------   -----------
    Net Sales     $264,800,000   $274,717,000   $780,100,000   $794,732,000

    Gross Profit
    Margin            25.9%          28.8%          26.0%         28.6%

      Net sales of the active components business for the quarter ended September 30, 2003 decreased by $9,917,000, or 3.6%, from sales of the comparable prior year period. Net sales of the active components business for the nine months ended September 30, 2003 decreased by $14,632,000, or 1.8%, from sales of the comparable prior year period. Pricing pressure continues to increase in the active components business. The outbreak of SARS in Asia, particularly at Siliconix, was the significant factor in the decrease of net sales for the nine months ended September 30, 2003. Siliconix sales into Asia comprise approximately 70% of its total sales. Siliconix experienced a rebound in the third quarter, and the Company realized improvements in orders in other areas of the active business. The business recovery came primarily from Asia, and was driven by demand for computer components and by distributors restocking inventories. Gross margins were 25.9% and 26.0%, respectively, for the quarter and nine months ended September 30, 2003 as compared to 28.8% and 28.6%, respectively, for the comparable prior year periods. Margins were negatively impacted by product mix changes at Siliconix where there was a higher share of commodity products as compared to the comparable prior year periods.

Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the quarter and nine months ended September 30, 2003 were 17.3% and 17.7% of net sales, respectively, as compared to 16.6% and 16.8% of net sales, respectively, for the comparable prior year periods. This increase was mainly due to the costs associated with the acquisition and integration of BCcomponents. The Company's continuing cost reduction initiatives referred to above also target selling, general & administrative costs and offset, in part, the acquisition related increases in SG&A margins.


Restructuring Expense

      The Company's restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn beginning in 2001. These activities include the closing of facilities and the termination of employees. Beginning January 1, 2003, restructuring costs have been accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods, although it is not possible to quantify the expected savings.

      The Company recorded restructuring expense of $6,313,000 for the quarter ended September 30, 2003. Restructuring of European and Asian operations included $5,021,000 of employee termination costs covering 134 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining restructuring expense relates to termination costs of $281,000 for 47 technical, production, administrative and support employees located in the United States, and $1,011,000 for asset impairment charges. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

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

Interest Expense

      Interest expense for the quarter and nine months ended September 30, 2003 increased by $2,561,000 and $8,035,000, respectively, as compared to the comparable prior year periods. This increase was primarily a result of the various acquisitions made in 2002 and the issuance in August 2003 of the Company's $500 million principal amount 3 5/8% convertible subordinated notes due 2023, net of debt repaid with the proceeds of these notes in the amount of $398 million. Acquisition related debt included in particular borrowings of $116 million on its revolving credit facility and the issuance of $105 million principal amount of unsecured loan notes, currently bearing interest at LIBOR plus 1.5%, in connection with the BCcomponents acquisition in December 2002. These increases in interest expense were partially offset by the impact of repayment of approximately $171 million principal amount of General Semiconductor's 5.75% convertible notes, approximately $97 million principal amount of Liquid Yield OptionTM Notes (LYONs) and $130 million in borrowings under the Company's bank credit facility with the proceeds of the issuance of the Company's 3 5/8% notes.

Other Income (Expense)

      The Company recorded a loss of $9.9 million for extinguishment of debt in the third quarter of 2003 on the redemption of $171 principal amount of the General Semiconductor notes and the repurchase of $97.0 million in accreted amount of the Company's LYONs. Also during the 2003 third quarter, the Company recorded a gain of $30.4 million on the receipt of insurance proceeds in excess of book value on account of the destruction of the thin film resistor facility of the Company's Electro-Films, Inc. subsidiary in Providence, Rhode Island. That facility has now been completely rebuilt into a state-of-the-art production center. No comparable losses or gains were recorded in the corresponding three and nine month 2002 periods.

      Other expense was $951,000 for the quarter ended September 30, 2003, as compared to income of $2,126,000 for the comparable prior year quarter. Other expense was $14,000 for the nine months ended September 30, 2003 as compared to income of $4,755,000 for the comparable prior year period. This decrease was primarily due to higher foreign exchange losses. Foreign exchange losses of $3,862,000 were reported for the nine months ended September 30, 2003 as compared to foreign exchange losses of $1,939,000 for the comparable prior year period. Interest income decreased by $1,230,000 for the nine months ended September 30, 2003 compared to the same period in the prior year, primarily due to lower interest rates. Additionally, the nine months ended September 30, 2002 included other income of approximately $1,400,000 received from the Chinese government as an incentive for being a foreign partner in China.

Minority Interest

      Minority interest for the nine months ended September 30, 2003 decreased $758,000 as compared to the comparable prior year period. This decrease was primarily due to a decrease in the net earnings of Siliconix.

Income Taxes

      The effective tax rate for the first nine months of 2003 was 29.6% as compared to 23.3% for the comparable prior year period. The higher effective tax rate in 2003 is due primarily to the fact that the Company did not recognize the tax benefit of losses incurred in certain high tax jurisdictions. Vishay is not recognizing deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence such as the availability of temporary differences turning around to offset the loss carryforwards. In addition, Vishay is not considering the use of any tax planning strategies to support the recognition of the deferred tax asset without the associated valuation allowance. While the losses described above are available to offset future taxable income, accounting rules do not allow for Vishay to recognize the benefit currently. Additionally, unusual losses recorded by the Company during the quarter, described in Other Income (Expense) above, did not include significant tax benefit.

      The Company enjoys favorable tax rates on its income in Israel from specific approved projects. The low rates, which generally are available for a period of ten or fifteen years, ordinarily result in greater earnings than what they would be if the Israeli income was subject to statutory

United States tax rates. However, due to losses reported in Israel, the low rates did not materially impact net earnings for the nine months ended September 30, 2003 and 2002, respectively.

Financial Condition and Liquidity

      Cash flows from operations were $176,517,000 for the nine months ended September 30, 2003 as compared to $297,937,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, there were significant organic reductions in accounts receivable and inventory in response to the business slowdown. The increase in accounts receivable at September 30, 2003 versus December 31, 2002 was primarily due to the net sales of BCcomponents, which was acquired in December 2002. Net purchases of property and equipment for the nine months ended September 30, 2003 were $71,592,000 as compared to $54,198,000 for the comparable prior year period. This increase was mainly due to spending in connection with the active components business. Purchase of businesses, net of cash acquired, of $25,602,000, for the nine months ended September 30, 2003 represents payments made related to liabilities assumed from previous acquisitions.

      Cash and cash equivalents were $529 million at September 30, 2003, of which $263 million belonged to Siliconix. Of the remaining amount of $266 million, approximately $156 million is held by the Company's non-U.S. subsidiaries.

      The Company's financial condition at September 30, 2003 was strong, with a current ratio of 2.91 to 1. The Company's ratio of long-term debt, less current portion, to stockholders' equity was 0.34 to 1 at September 30, 2003 as compared to 0.20 to 1 at September 30, 2002 and 0.30 to 1 at December 31, 2002. The increase in long-term debt ratio from September 30, 2002 to September 30, 2003 reflects the debt issued in the third quarter of 2003, net of debt repaid, as well as debt incurred in connection with the BCcomponents acquisition.

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

      On August 6, 2003, the Company sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. This option was exercised, and the additional $50 million of notes was issued on September 3, 2003. The notes will pay interest semi-annually. Holders may convert their notes into shares of Vishay Common Stock, subsequent to the occurrence of certain conditions that had not occurred as of September 30, 2003, at a conversion price of $21.28 per share. This conversion price is the equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes. The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes will be redeemable at the Company's option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013 and August 1, 2018. In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. On any required repurchase, the Company may choose to pay the purchase price in cash or shares of Vishay Common Stock or any combination of cash and Vishay Common Stock. The proceeds of the offering of these convertible subordinated notes were used to repay other outstanding debt, as well as general corporate purposes. The early extinguishment of the LYONs and the General Semiconductor notes, described below, resulted in a pretax loss of $9.9 million in the third quarter of 2003. It is anticipated that the early extinguishment will reduce interest expense by $3.5 million per year going forward.

      The Company used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to repay amounts outstanding under its revolving credit facility. The Company has agreed with the lenders under its secured revolving credit facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of the Company's anticipated liquidity needs, has been changed from $500 million to $400 million, and the final maturity of the facility has been extended from June 2005 to May 2007. The restatement decreases the Company's minimum tangible net worth requirement to $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings from July 1, 2003, eliminates the covenant on minimum earnings before interest and tax, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by the Company and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under the Company's convertible subordinated notes. At September 30, 2003 and as of the date of this report, there were no borrowings outstanding under this credit facility. The Company's tangible net worth at the end of the quarter stood at $875 million, which is $22 million more than the minimum required under the related credit facility covenant.

      The Company used approximately $97.4 million of the proceeds of the offering of the convertible subordinated notes to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of its Liquid Yield Option(TM) Notes (LYONs). Pursuant to the terms of the LYONs, in June 2004, the remaining holders of the LYONs will have the right to "put" these notes to the Company for an aggregate purchase price of $235 million. If these notes are put to the Company, the Company expects to be able to utilize its revolving credit facility to finance the repurchase.

      The Company used approximately $176.6 million of the proceeds of the offering of the convertible subordinated notes to fund principal and premium in connection with the redemption of all of the outstanding 5.75% convertible subordinated notes due 2006 of its General Semiconductor subsidiary. Prior to redemption, there was $171 million principal amount of the General Semiconductor notes outstanding. These notes were redeemed at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption of $2.3 million.

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

      The Company is exposed to changes in U.S. dollar LIBOR interest rates on borrowings under its floating rate revolving credit facility. On a selective basis, the Company from time to time enters into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on its outstanding variable rate debt. The impact of interest rate derivative instruments on the Company's results of operations for the nine months ended September 30, 2003 was not significant.

Item 4. Controls and Procedures

      An evaluation was performed as of September 30, 2003, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been reported, recorded, processed and summarized in a timely fashion. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  On July 30, 2003, the Company filed a current report under
                  Item 12 of Form 8-K, reporting the financial results of the Company for the quarter and six months ended June 30, 2003.

                  On July 31, 2003, the Company filed a current report dated July 30, 2003 under Item 9 of Form 8-K, announcing discussions to amend and restate its revolving credit facility and announcing a proposed issuance of debt securities.

                  On August 1, 2003, the Company filed a current report dated July 31, 2003 under Item 5 of Form 8-K, announcing an agreement to sell debt securities.

                  On August 8, 2003, the Company filed a current report under
                  Item 7 of Form 8-K, furnishing the Certificate of Amendment to the Certificate of Incorporation of Vishay Intertechnology, Inc. (as filed with the Secretary of State of the State of Delaware on July 31, 2003) and the Amended and Restated Bylaws of Vishay Intertechnology, Inc. dated as of May 22, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VISHAY INTERTECHNOLOGY, INC.



                                 /s/ Richard N. Grubb
                                 ----------------------------------------
                                 Richard N. Grubb
                                 Executive Vice President, Treasurer
                                 (Duly Authorized and Chief Financial Officer)


Date: November 14, 2003