Form 10-K
period 2003-12-31
VISHAY INTERTECHNOLOGY INC
filed 2004-03-15
CIK 103730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                For the transition period from _______ to _______

                          Commission file number 1-7416

                          VISHAY INTERTECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                          38-1686453
               --------                                          ----------
    (State or other jurisdiction                               (IRS employer
     incorporation or organization)          of             identification no.)



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


      Indicate by check mark whether the registrant is an accelerated filer (as defined Exchange Act Rule 12b-2).
Yes   X       No
    -----       ----


       The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,909,596,000. There is no non-voting stock outstanding.


      As of March 9, 2004, registrant had 145,539,733 shares of its common stock and 14,979,440 shares of its Class B common stock outstanding.


      Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2003, are incorporated by reference into
Part III.

                       This page intentionally left blank.
                       -----------------------------------

                                     PART I
                                     ------

Item 1.      DESCRIPTION OF BUSINESS
------       -----------------------

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

      Our components are used in virtually every type of product that contains electronic circuitry, including:

      o     computer-related products,  o     automotive applications,

      o     power management products,  o     process control systems,

      o     telecommunications          o     military and aerospace
            equipment,                        applications,

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

      5. consistently rolling out new and innovative products; and

      6. strengthening our relationships with customers and strategic partners.

      As a result of this strategy, we have grown from a small manufacturer of precision resistors and resistance strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components.

      Our significant acquisitions in the last several years include:

      Siliconix and Telefunken. We acquired an 80.4% interest in Siliconix incorporated (NASDAQ: SILI) in March 1998 from Daimler-Benz A.G. Siliconix is a publicly traded chip maker, based in Santa Clara, California, which designs, markets and manufactures power and analog semiconductor products, such as metal-oxide-semiconductor field-effect transistors (MOSFETs), junction field-effect transistors (JFETs), bipolar switches, signal processing ICs and power ICs for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in Santa Clara, California, maintains assembly and testing facilities in the Republic of China (Taiwan), is party to a joint venture in Shanghai, the People's Republic of China and has subcontractors in the Philippines, the People's Republic of China, Israel, and the United States. Siliconix reported worldwide sales of $392.1 million in 2003, $372.9 million in 2002, and $305.6 million in 2001.

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

       BCcomponents. In December 2002, we completed the acquisition of BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the People's Republic of China. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; switches; and trimming potentiometers. We acquired the outstanding shares of BCcomponents in exchange for ten-year warrants to acquire 7,000,000 shares of Vishay common stock at an exercise price of $20.00 per share and ten-year warrants to acquire 1,823,529 shares of Vishay common stock at an exercise price of $30.30 per share. In the transaction, we paid or assumed outstanding obligations of BCcomponents, including indebtedness, transaction fees and expenses in the amount of approximately $224 million. Also, we exchanged $105 million in principal amount of BCcomponents' mezzanine indebtedness and certain other securities of BCcomponents for $105 million principal amount of floating rate unsecured loan notes of Vishay due 2102. This major acquisition has significantly enhanced our global market position in passive components.

      In addition to our acquisition activity in recent years, we have taken steps to assure our competitiveness, enhance our operating efficiency and strengthen our liquidity in the face of the economic downturn, which broadly impacted the electronics industry in recent years. In this regard, we:

      (i) closed or consolidated several manufacturing facilities and administrative offices;

      (ii)  reduced our headcount, particularly in high labor cost countries;

      (iii) integrated our acquisitions within our existing management and operational infrastructure; and

      (iv) relying on the strength of our balance sheet, continued our search for suitable acquisition candidates.

      Vishay also intends to explore opportunities for investments of non-controlling interests in privately held developers or manufacturers of electronic components, where Vishay believes that it can forge strategic alliances with such companies.

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

      Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Linear resistive components are classified as variable or fixed, depending on whether or not their resistance is adjustable. Non-linear resistors can also be used as measuring devices. We manufacture a line of thermistors, which are heat sensitive resistors. Other types of resistive sensors are strain gages for measurement of mechanical stress. See "Measurements Group" below.

      We manufacture virtually all types of fixed resistors, both in discrete and network forms, as well as many variable types. These resistors are produced for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistor is the most important requirement, to low-cost resistors for which price is the most important factor.

      Capacitors perform energy storage, frequency control, discharge, coupling, timing and filtering functions. The more important applications for capacitors are:

o     electronic filtering for linear and switching power supplies;

o decoupling and bypass of electronic signals for integrated circuits and circuit boards; and

o frequency control, timing and conditioning of electronic signals for a broad range of applications.

      Our capacitor products include solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, disc ceramic capacitors, aluminum and specialty ceramic capacitors, and film capacitors. Each capacitor product has unique physical and electrical performance characteristics that make that type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values, "capacitance" being the measure of the capacitor's ability to store energy. The tantalum capacitor is the smallest type of capacitor for its range of capacitance. MLCC capacitors, on the other hand, are more cost-effective for applications requiring lower capacitance. Disc ceramic capacitors are used for high voltage applications. Aluminum capacitors are used for high capacitance applications. Film capacitors are for general use in telecommunications, automotive, consumer and industrial products. They are the most stable capacitors.

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

      Active Components

      Our active electronic components include both discrete devices and integrated circuits (ICs). They are referred to as "active" because they require power to function. Discrete devices are single components or an arrangement of components that generate, control, regulate and amplify or switch electronic signals or energy. Examples of our discrete active components include diodes, rectifiers, transient voltage suppressors, transistors and power MOSFETs. These devices are interconnected with passive components or other active components to create an electronic circuit. Our IC devices consist of a number of active and passive components interconnected on a single chip to perform a specific function. Examples of our integrated circuits include power ICs, motor control ICs and signal processing ICs. Our discrete active components and ICs are manufactured and marketed primarily through our majority owned Siliconix subsidiary, our Telefunken unit and the General Semiconductor business.

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

      Discrete power MOSFETs are specialized field-effect transistors used to switch and manage power in a broad range of electronic devices. These include particularly low-voltage applications such as cell phones, portable and desktop computers, automobiles, instrumentation and industrial applications. Our innovative "trench" power MOSFET technology offers very high cell density, very low on-resistance and optimized switching parameters for high frequency DC-DC power conversion. Power MOSFETs conserve power and help prevent components from over-heating.

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

      Optoelectronics

      Our line of optoelectronic components includes light emitting diodes
(LEDs), infrared emitters (IREDs) and photo detectors, infrared receiver modules, optocouplers, solid-state relays (SSRs), optical sensors, and infrared transceivers (IRDCs).

      Our photo detectors are light-sensitive semiconductor devices, and include linear photo diodes for light measurement, photo-transistors for light switching applications in printers, copiers, facsimile machines, vending machines and automobiles, and high speed photo PIN diodes specially designed for infrared data transfer. Our photo detector products are available in a wide variety of sensitivity angles, light sensitivities, daylight filters and packaging shapes. Our infrared emitters are used for optical switching and data transfer applications, often in conjunction with our photo detectors, and in devices like infrared remote controls for televisions.

      An optocoupler consists of an infrared emitting diode and a receiver facing each other through an insulation medium inside a light-isolated housing. The receiver may either be a photodetector or a pair of MOSFETs, and in the latter case the device is referred to as a solid-state relay (SSR). The function of an optocoupler is to electrically isolate input and output signals. Our optocouplers are used in switch mode power supplies, safety circuitry and programmable controllers for computer monitors, consumer electronics, telecommunications equipment and industrial systems.

      IRDCs consist of a detector photo diode, an infrared light emitting diode and a control IC. IRDCs are used for short range, two-way wireless, infrared data transfer between electronic devices such as mobile phones and other telecommunications equipment, computers and personal digital assistants (PDAs). LEDs are light emitting diodes used as light indicators in a variety of industries.

      Packaging

      We have taken advantage of the growth of the surface mount component market, and we are an industry leader in designing and marketing surface mount devices. Surface mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board. Surface mounting provides distinct advantages over through-hole mounting. For example, surface mounting allows the placement of more components on the surface of a circuit board, and also allows placement on both sides of the board. This is particularly desirable in applications such as hand held computers and cell phones where there is a continuing design trend towards product miniaturization. Surface mounting also facilitates automated product assembly, resulting in lower production costs for equipment manufacturers than those associated with leaded or through-hole mounted devices.

      We believe that we are a market leader in the development and production of a wide range of surface mount devices, including:

       o     thick film chip resistors,      o     wirewound chip resistors,

       o     thick film resistor networks    o     power strip resistors,
             and arrays,

       o     metal film leadless             o     bulk metal foil chip
             resistors (MELFs),                    resistors,

       o     molded tantalum chip            o     current sensing chips,
             capacitors,

       o     coated tantalum chip            o     chip inductors,
             capacitors,

       o     multi-layer ceramic chip        o     chip transformers,
             capacitors,

       o     thin film chip resistors,       o     chip trimmers,

       o     thin film networks,             o     NTC chip thermistors,

       o     certain diodes and              o     PTC chip thermistors, and
             transistor products,

       o     power MOSFETs,                  o     strain gages.


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

      To better serve our customers, we maintain production facilities in regions where we market the bulk of our products, principally in the United States, Israel, Mexico, Germany, France, the United Kingdom, Austria, Hungary, and the Czech Republic. In Asia, we have facilities in the People's Republic of China, Taiwan, Malaysia, and the Philippines. We work with our customers so that our products are incorporated into the design of electronic equipment at the research and prototype stages. We also employ a staff of application and field engineers to assist our customers, independent manufacturers' representatives and distributors in solving technical problems and developing products to meet specific needs.

      Our top 30 customers are quite stable despite not having long-term commitments to purchase our products. With selected customers, we have signed two to three year contracts for specific products.

      During 2003, approximately 26% of our net sales were attributable to customers in the Americas, approximately 38% were attributable to customers in Europe, and approximately 36% were attributable to customers in Asia.

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

      We also maintain research and development staffs and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally have applications at other facilities. Our research and development costs (exclusive of purchased in-process research and development) were approximately $45.4 million for 2003, $37.1 million for 2002, and $30.2 million for 2001. These amounts include expenditures of our Siliconix subsidiary of $19.5 million, $19.3 million, and $17.2 million in 2003, 2002, and 2001, respectively, principally for the development of new power products and power ICs. These amounts do not include substantial expenditures for the development and manufacturing of machinery and equipment for new processes and for cost reduction measures.

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

      Tantalum

      We are a major consumer of the world's annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for our tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from our suppliers, we stockpiled tantalum ore in 2000 and early 2001. From 2001 to 2003, we and our competitors experienced a significant decline in the tantalum capacitor business as well as significant decreases in the market prices for tantalum. As a result, we recorded in costs of products sold write-downs of $25.7 million and $52.0 million, respectively, on tantalum inventories during the years ended December 31, 2002 and 2001. We also recorded a loss on future purchase commitments of $106.0 million for the year ended December 31, 2002. In 2003, prices of tantalum continued to decline. As a result, we recorded write-downs of $5.4 million to reduce our tantalum inventories to current market value in 2003. We also recorded a loss on future purchase commitments of $11.4 million in 2003. Our purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply. If the downward pricing trend were to continue, we could again be required to write down the carrying value of its tantalum inventory and record additional losses on its long-term purchase commitments.

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

      Palladium

      Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity product that is subject to price volatility. The price of palladium fluctuated in the range of approximately $148 to $1,090 per troy ounce during the three years ended December 31, 2003, and as of December 31, 2003, the price of palladium was approximately $195 per troy ounce. During the years ended December 31, 2003, 2002 and 2001, we recorded in costs of products sold write-downs on palladium inventories of $1.6 million, $1.7 million and $18.0 million, respectively.

Inventory and Backlog

      We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of resistors and other standardized components. Backlogs of outstanding orders for our products were $532.0 million, $407.6 million, and $337.9 million, respectively, at December 31, 2003, 2002, and 2001. The backlog at December 31, 2003 and 2002 includes $58.9 million and $49.8 million, respectively, of backlog attributable to the business of BCcomponents, which was acquired in December 2002. The increase in our backlog at December 31, 2003 compared to December 31, 2002 is indicative of improving market conditions.

      Many of the orders that comprise our backlog may be canceled by customers without penalty. Customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. Customers often cancel orders when business is weak and inventories are excessive, a situation that we experienced in the recent economic slowdown. Therefore, the amount of our backlog may exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

Competition

      We face strong competition in various product lines from both domestic and foreign manufacturers that produce products using technologies similar to ours. Our main competitors for tantalum capacitors are KEMET Corporation, AVX Corporation and NEC Electronics, Inc. For MLCC capacitors, our principal competitors are KEMET, AVX, Murata and TDK Corp. For thick film chip resistors, our major competitors include Rohm Corp., Koa Speer Electronics Inc. and Yageo Corporation. For wirewound and metal film resistors, the principal competitors are I.R.C. Inc., Rohm Corp. and Ohmite Manufacturing Company. For active components, our main competitors include International Rectifier, Philips, N.V., ON Semiconductor, Rohm Corp., Motorola, Inc., Fairchild Semiconductor Corp., Maxim, Shindengen Electric Manufacturing Co. Ltd., Sanken Electric Co. Ltd., STMicroelectronics N.V. and Samsung Co., Ltd. There are many other companies that produce products in the markets in which we compete.

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

      At December 31, 2003, approximately 21% of our fixed assets were located in the United States, approximately 30% were located in Europe, approximately 26% were located in Israel, and approximately 30% were located in Asia. In the United States, our manufacturing facilities are located in California, Connecticut, Indiana, Maine, Maryland, New York, Nebraska, North Carolina, Pennsylvania, Rhode Island, South Dakota, Vermont, and Wisconsin. In Europe, our main manufacturing facilities are located in Germany, France, Hungary, and the Czech Republic, with other facilities in Austria, Belgium, Portugal and the Netherlands. We also have manufacturing facilities in India, Israel, Malaysia, Mexico, the People's Republic of China, the Philippines and the Republic of China (Taiwan). Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

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

      In 2003, we continued the implementation of our strategy to shift manufacturing emphasis to higher automation in higher labor cost regions and to relocate a fair amount of production to regions with skilled workforces and relatively lower labor costs. As a result, we incurred restructuring costs in the year ended December 31, 2003 associated with the downsizing of manufacturing facilities in Europe and the United States. We may continue to incur such expenses in 2004.

      See Note 16 to our consolidated financial statements, "Business Segment and Geographic Area Data," for financial information by geographic area.

Israeli Government Incentives

      We have substantial manufacturing operations in Israel, where we benefit from the government's employment and tax incentive programs designed to increase employment, lower wage rates and increase our ability to attract a highly-skilled labor force, all of which have contributed substantially to our growth and profitability. For the year ended December 31, 2003, sales of products manufactured in Israel accounted for approximately 17% of our net sales.

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

      We might be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have never experienced any material interruption in our Israeli operations in our 33 years of operations there, in spite of several Middle East crises, including wars.

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

      General Semiconductor has also been named as a defendant in three actions in the United States District Court for the Eastern District of New York in connection with its former operations at a facility in Hicksville, New York. The plaintiffs in these actions allege that they have suffered personal injury and property damage as a result of the facility's operations. Although we will vigorously defend these actions, we do not currently possess sufficient information to estimate reasonably the amount of or timing of liabilities that may be associated with these litigations. It is our policy to record appropriate liabilities for environmental matters when damage claim payments are probable and the costs can be reasonably estimated.

      The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. Based upon our experience with the foregoing environmental matters, we have concluded that there is at least a reasonable possibility that we will incur remedial costs in the range of $30 million to $35 million. As of December 31, 2003, we concluded that the best estimate within this range is $32.7 million, of which $23.5 million is included in other non-current liabilities on the consolidated balance sheet, and $9.2 million is included in accrued expenses on the consolidated balance sheet. Of this reserve, approximately $18.7 million is due to the acquisition of General Semiconductor, but not including any liability that we may incur in connection with the litigation relating to the Hicksville, New York facility described above; approximately $8.4 million is due to the acquisition of BCcomponents; and approximately $5.6 million is reserved for other miscellaneous environmental liabilities, primarily at our Vitramon subsidiary in the United States. In view of our financial position and provisions for environmental matters of $32.7 million, we have concluded that any potential payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Employees

      As of December 31, 2003, we employed approximately 25,200 full time employees, of whom approximately 21,850 were located outside the United States. Some of our employees outside the United States are members of trade unions and employees at one small U.S. facility are represented by a union. Our relationship with our employees is good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes, especially at European facilities, will not occur.

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

      The following corporate governance related documents are also available on our website:

         o   Corporate Governance Principles
         o   Code of Business Conduct and Ethics
         o Code of Ethics Applicable to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
         o   Audit Committee Charter
         o   Nominating and Corporate Governance Committee Charter
         o   Compensation Committee Charter.

      To review these documents, go to our website, click on Company Info, then Investor Relations and then Corporate Governance.

      Any of the above documents can also be obtained in print by any shareholder who requests them from our Investor Relations Department at the following address:

      Corporate Investor Relations
      Vishay Intertechnology, Inc.
      63 Lincoln Highway
      Malvern, PA 19355-2143

Item 2.      PROPERTIES
------       ----------

      As of December 31, 2003, we maintained approximately 77 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

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

--------------------
* 2 locations

      Non-U.S.
      --------
Israel (5 locations)                               1,058,000
Hungary (2 locations)                                961,000
Germany (8 locations)                                561,000
People's Republic of China (4 locations)             514,000
Czech Republic (5 locations)                         446,000
Republic of China (Taiwan) (3 locations)             397,000
France (3 locations)                                 332,000
Portugal                                             301,000
Netherlands                                          286,000
Belgium (2 locations)                                180,000
Austria                                              153,000
Philippines                                          149,000
India                                                140,000
Malaysia                                             115,000

      We own an additional 288,000 square feet of manufacturing facilities located in Maryland, New York, Rhode Island, South Dakota, Vermont and Mexico.

      Leased facilities in the United States include 190,000 square feet of space located in California, Massachusetts, New York, Connecticut and South Dakota. Foreign leased facilities consist of 817,000 square feet in China, 204,000 square feet in Germany, 127,000 square feet in Mexico, 120,000 square feet in Austria, 75,000 square feet in the Czech Republic, 43,000 square feet in Sweden, 24,000 square feet in Israel, and 13,000 square feet in the United Kingdom, and 3,000 square feet in Taiwan.

      In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.      LEGAL PROCEEDINGS
------       -----------------

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

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------           ---------------------------------------------------

None.

Item 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT
-------          ------------------------------------

      The following table sets forth certain information regarding our executive officers as of March 15, 2004.

Name                              Age        Positions Held
----                              ---        --------------

Dr. Felix Zandman*                75         Chairman of the Board and
                                             Chief Executive Officer

Dr. Gerald Paul*                  55         Chief Operating Officer, President
                                             and Director

Marc Zandman*                     42         Vice-Chairman of the Board,
                                             President-Vishay Israel Ltd.

Richard N. Grubb                  57         Executive Vice President,
                                             Treasurer, and Chief Financial
                                             Officer

Ziv Shoshani*                     38         Executive Vice President,
                                             Resistor and Inductor Group and
                                             Director

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

      Richard N. Grubb has been Vice President, Treasurer and Chief Financial Officer of the Company since May 1994, and has been an Executive Vice President of the Company since August 1996. Mr. Grubb has been associated with the Company in various capacities since 1972, and was a Director from 1994 through 2003.

      Ziv Shoshani has been Executive Vice President of the Resistor and Inductor Group since 2002. He was Executive Vice President of the Capacitors Group in 2001 and 2002 and was Executive Vice President, Specialty Products Division in 2000 and 2001, including responsibility for oversight of Vishay's Measurements Group Division. Prior to that, Mr. Shoshani served in various capacities including Senior Vice President Precision Resistors, Worldwide Foil Resistors Manager, Plant Manager, Holon, Israel, and Quality Control Manager, Holon. Mr. Shoshani has been employed by the Company since 1995. He is the nephew of Dr. Felix Zandman, the Company's Chief Executive Officer.

                                     PART II
                                     -------

Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------      ----------------------------------------------------------------
            MATTERS
            -------

      Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for the quarterly periods within the 2002 and 2003 calendar years indicated. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 2,007 at March 9, 2004.

                           COMMON STOCK MARKET PRICES

                                Calendar 2002             Calendar 2003
                                -------------             -------------

                               High         Low        High          Low
                               ----         ---        ----          ---
First Quarter                 $22.50      $17.05      $13.24       $ 8.77
Second Quarter                $26.15      $19.31      $15.15       $ 9.93
Third Quarter                 $22.00      $ 8.51      $19.00       $12.47
Fourth Quarter                $15.10      $ 6.70      $23.15       $17.45


      At March 9, 2004, we had outstanding 14,979,440 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis. Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Chairman and Chief Executive Officer, the estate of Mrs. Luella B. Slaner, a former director, the children of Mrs. Slaner, and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially. Directly, and as voting trustee under a voting trust agreement, Dr. Zandman has voting power over substantially all of the outstanding Class B common stock.

      See Item 12 for certain equity compensation information with respect to equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

Item 6.           SELECTED FINANCIAL DATA
------            -----------------------

      The following table sets forth selected consolidated financial information of the Company as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                    As of and for the Year Ended December 31,
                                            -----------------------------------------------------------

                                            2003 (1)     2002 (2)     2001 (3)     2000        1999 (4)
                                            ----         ----         ----         ----        ----
Income Statement Data (in thousands,
except per share amounts):
  Net sales                             $2,170,597   $1,822,813   $1,655,346   $2,465,066   $1,760,091
  Interest expense                          37,831       28,761       16,848       25,177       53,296
  Earnings (loss) before income
   tax provision (benefit) and
   minority interest                        46,426     (100,045)      10,103      690,225      134,711
  Income tax provision (benefit)            11,528      (16,900)       5,695      148,186       36,940
  Minority interest                          8,056        9,469        3,895       24,175       14,534
  Net earnings (loss)                       26,842      (92,614)         513      517,864       83,237

  Basic earnings (loss) per
   share(5)                                  $0.17       $(0.58)       $0.00        $3.83       $ 0.66
  Diluted earnings (loss) per
   share(5)                                  $0.17       $(0.58)       $0.00        $3.77       $ 0.65
  Weighted average shares
   outstanding - basic (5)                 159,631      159,413      141,171      135,295      126,678
  Weighted average shares
   outstanding - diluted (5)               160,443      159,413      142,514      137,463      128,233

Balance Sheet Data (in thousands):

  Total assets                          $4,572,513   $4,315,159   $3,951,523   $2,783,658   $2,323,781
  Long-term debt                           836,606      706,316      605,031      140,467      656,943
  Working capital                        1,049,892      897,456    1,096,034    1,057,200      604,150
  Stockholders' equity                   2,514,034    2,358,787    2,366,545    1,833,855    1,013,592

-----------------------------------------------------------------------

(1) Includes the results of BCcomponents, acquired in December 2002. Also includes net charge of $22,362,000 for restructuring and severance costs, inventory write-downs, a loss on purchase commitments, and a loss on extinguishment of debt, partially offset by a gain on insurance proceeds. These items and their tax related consequences had a negative $0.11 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(2) Includes the results from January 1, 2002 of Infineon Malaysia optoelectronic infrared components business, January 31, 2002 of Sensortronics, July 1, 2002 of Tedea-Huntleigh, August 1, 2002 of BLH/Nobel, and October 1, 2002 of Celtron. Also includes charges for restructuring and severance costs, inventory write-downs, a loss on purchase commitments and other charges of $169,900,000. These items and their tax related consequences had a negative $0.85 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(3) Includes the results from January 1, 2001 of Tansitor, July 27, 2001 of Infineon U.S. optoelectronic infrared components business, November 2, 2001 of General Semiconductor, and November 7, 2001 of Mallory. Also includes charges for restructuring and severance costs, inventory write-downs, a write-off of purchased in-process research and development, and other charges of $156,590,000. These items and their tax related consequences had a negative $0.84 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(4) The sale of Nicolitch, S.A. and a tax rate change in Germany reduced net earnings by $14,562,000 ($0.11 per share).

(5) Adjusted to reflect a three-for-two stock split distributed June 9, 2000, and a five-for-four stock split distributed June 22, 1999.


Management believes that stating the impact on net earnings of items such as restructuring, inventory write-downs, losses on purchase commitments, losses on early extinguishment of debt, gains on insurance proceeds, write-offs of in-process research and development, and other charges is meaningful to investors because its provides insight with respect to ongoing operating results of the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Sales for the year ended December 31, 2003 were $2.171 billion compared to sales of $1.823 billion for the year ended December 31, 2002. Net earnings for the year ended December 31, 2003 were $26.8 million or $0.17 per share, compared with a net loss for the year ended December 31, 2002 of $92.6 million or $0.58 per share. Earnings for the year ended December 31, 2003 were impacted by restructuring and severance costs of $29.6 million, a loss on extinguishment of debt of $9.9 million, a loss on long-term purchase commitments of $11.4 million, and a write-down of tantalum inventories on hand to market value of $5.4 million, offset by a gain on an insurance claim of $33.9 million. These items and their tax related consequences had a negative $0.11 effect on earnings per share. The year ended December 31, 2002 included charges for restructuring, inventory write-downs, a loss on purchase commitments and other charges of $169.9 million resulting in a reduction of $0.85 in net earnings per share.

      Following a difficult 2002 and 2001, in which the electronic components business generally was depressed both in the United States and much of the world, market conditions remained difficult in first half of 2003. In the latter half of the year, we noted substantial improvement of the general economic outlook worldwide. We have seen a rapid acceleration of demand in electronics in all regions, in almost all market segments, beyond pure seasonality and stock replenishment. We noted, in particular, strength in automotive products, computers and mobile phones. The economic recovery began in the actives business, consistent with historical trends and as seen in the third quarter of 2003. The passives business is also showing indications of recovery. Pricing pressure has started to abate in the active products markets, but its presence continues to be felt in the passive segment, particularly for commodity products.

      Capacity utilization is a reflection, in part, of product demand trends. We were approaching full capacity in most of our active facilities during the latter half of the year. We are working to alleviate capacity constraints in the active segment by addressing production bottlenecks in our fabrication facilities, expanding our backend operations and expanding and broadening our foundry activities. Capacity utilization showed some improvement in the passive segment during 2003, where capacity for resistors and inductors ranged from 60% to 75%, while in the capacitor lines it averaged around 50%.

      Despite these positive trends, operating results for 2003 remained depressed because of pricing pressures. Average selling prices continued to decline during 2003 in both the passive and active segments, though considerably less rapidly in the second half of the year. Operating results for the first half of 2003 also suffered from the severe acute respiratory syndrome, or SARS, outbreak, particularly in the active segment which does a substantial portion of its business in Asia.

      Financial Metrics

      We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include sales, end-of-period backlog, the book-to-bill ratio, and inventory turnover. We also monitor changes in average selling prices.

      End-of-period backlog is one indicator of future sales. However, if demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results of future periods.

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

      We also focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our cost of products sold for that period divided by our average inventory for the period. A higher level of inventory turnover reflects more efficient use of our capital. In 2003, inventory turnover improved to 3.16 from
2.52 in 2002, which we attribute to somewhat improved selling conditions and enhanced selling efficiencies implemented during the year. Exclusive of tantalum and palladium write-downs, inventory turnover would have been approximately 3.15 in 2003 as compared to 2.47 in 2002.

      The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog and the book-to-bill ratio for our business as a whole during the five quarters beginning with the fourth quarter of 2002 and through the fourth quarter of 2003.

                  4th Quarter       1st Quarter      2nd Quarter       3rd Quarter       4th Quarter
                  ------------      ------------     ------------      ------------      -----------
                      2002             2003             2003              2003              2003
                      ----             ----             ----              ----              ----
    Sales         $459,377,000    $532,127,000(1)  $538,103,000(1)   $533,168,000(1)   $567,199,000(1)

End-of-Period
   Backlog        $407,600,000    $438,200,000     $419,800,000      $434,000,000      $532,000,000

 Book-to-Bill
    Ratio            0.93            1.05               0.96             1.03              1.14

  (1) Includes $69,300,000, $63,600,000, $60,800,000, and $63,900,000
      attributable to BCcomponents for the first, second, third and fourth quarters of 2003, respectively.

      Management believes that these trends are an encouraging indication of broad-based demand into 2004, in all of our major markets and all geographic areas.

      Pricing in our industry is volatile. During 2003, we experienced significant declines in average selling prices, particularly in the first half of the year in our actives business. Prices stabilized in the second half of the year, and we expect relatively stable pricing to continue into 2004.

      Segments

      Vishay operates in two segments, passive components and active components. We are the leading manufacturer of passive components in the United States and Europe. These components include resistors, capacitors, inductors, strain gages and load cells. We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems. The core components of these devices are resistors that are sensitive to various types of mechanical stress. We are also one of the world's leading manufacturers of active electronic components, also referred to as discrete semiconductors. These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products. Our active segment includes our 80.4% owned subsidiary, Siliconix. The passive components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the active business. With the acquisition of BCcomponents in December 2002, revenues from our active and passive businesses are essentially split evenly between the segments. For 2003, approximately 51% of our revenues were attributable to our passive business and 49% to our active business.

      The passive and active segments of our business have historically responded differently to phases of the business cycle. Having strong capabilities in both areas not only gives us a broad line of products to offer our customers, it also smoothes, to some extent, the business swings that we experience. When business slows down, active components are usually first to feel the effects of the downturn that are later experienced by passive components. Similarly, when business begins to increase, our semiconductor products usually lead the recovery, followed some time later by resistors, inductors and capacitors. Results for the second half of 2003 are indicative of these past trends, where we saw improvements in active products beginning in the third quarter, which was followed by improvements in our passive products in the fourth quarter. We expect these trends to continue into 2004.

      The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the fourth quarter of 2002 through the fourth quarter of 2003:

                    4th Quarter     1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
                    -----------     -----------      -----------      -----------     -----------
                      2002             2003             2003             2003             2003
                      ----             ----             ----             ----             ----
   Passive
  Components
    Sales          $198,542,000    $274,874,000(1)  $280,056,000(1)  $268,368,000(1)  $281,558,000(1)

 Book-to-Bill
    Ratio             1.00              1.07              0.96            0.97              1.06

   Active
  Components
    Sales          $260,835,000    $257,253,000     $258,047,000     $264,800,000     $285,641,000

 Book-to-Bill
    Ratio             0.88              1.03              0.96            1.09              1.23

  (1) Includes $69,300,000, $63,600,000, $60,800,000, and $63,900,000
      attributable to BCcomponents for the first, second, third and fourth quarters of 2003, respectively.

      Cost Management

      We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the Republic of China (Taiwan), the People's Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 69% at the end of 2003, as compared to 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000. We continue to target improvement in this area as we proceed with the integration of the business of BCcomponents, acquired in December 2002. The long-term target remains between 75% and 80% of our headcount in lower-labor-cost countries.

      We are placing particular emphasis on cost reduction in our capacitor lines, which have been hardest hit by the recent market downturn and where the business continues to suffer from worldwide overcapacity. In 2003, we completed the transfer of our power capacitor production from Western Europe to the Czech Republic and began moving our molded tantalum capacitor business to the People's Republic of China. We also began to consolidate our existing film capacitor line within the business of BCcomponents.

      Israeli Government Incentives

      Our production facilities in Israel benefit from incentives offered by the Israeli government for creation of jobs and capital investment in that country. These benefits take the form of government grants and reduced tax rates that are lower than those in the United States. These reduced tax rates apply to projects specifically approved by the Israeli government and, depending on project size, are available for periods of ten or fifteen years. Due to the write-downs of inventories and the losses on long-term purchase commitments in 2002 and 2003, the application of the Israeli tax rates rather than United States tax rates resulted in an increase in net loss of $24.8 million in 2002 and a decrease in net earnings of $3.1 million in 2003. In 2001, lower tax rates in Israel, as compared to the statutory rate in the United States, resulted in an increase in net earnings of $3.0 million.

      Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel's industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects become operational, and the Israeli government approves the project. Israeli government grants, recorded as a reduction in the costs of products sold, were $12.4 million, $17.3 million and $19.1 million in the years 2003, 2002 and 2001, respectively. At December 31, 2003, our balance sheet reflected $27.7 million in deferred grant income.

      During the second quarter of 2002, the government of Israel informed us that since the headcount in our Israeli subsidiaries decreased significantly over the previous 18 months, the government intended to withhold up to $15 million grant otherwise due to us. The grant, which was made by the Israeli government under an economic stimulus program, was conditioned in part on the employment levels at certain of our Israeli facilities. The Israeli government argued that we had not maintained employment at the required minimum levels. During the fourth quarter of 2002, we settled our dispute with the government of Israel, and the government agreed to continue making grant payments to us. Under the terms of the settlement with the Israeli government, Vishay is required to employ at least an additional 1,500 employees in Israel over the next three years in order to preserve its eligibility for the government grant. We have hired an additional 1,319 employees to date and expect to comply with these requirements. We therefore recorded a catch up adjustment of approximately $1.0 million of grant income for the fourth quarter of 2002 and reversed the allowances against the grant and deferred income reflected on the September 30, 2002 balance sheet.

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

      In 2001, as a result of the general downturn in the electronics business, we experienced a significant decrease in capacitor sales. Prices of tantalum ore, powder and wire and of palladium also experienced significant declines. Accordingly, we recorded write-downs of our raw material inventories of these metals including $38.0 million for tantalum ore, $14.0 million for tantalum wire and powder and $18.0 million for palladium.

      In June 2002, following initiation of a lawsuit by Cabot regarding its tantalum supply contracts with Vishay, we agreed with Cabot to modify the contracts, including reducing prices, providing for purchases at regular intervals and extending one of the contracts through 2006. In the fourth quarter of 2002, our management concluded that the depressed prices for tantalum were not attributable to temporary imbalances in distributor inventories for tantalum capacitors and that the prices for tantalum were likely to remain at their currently depressed levels for the foreseeable future. Also during the fourth quarter, one of our competitors settled its dispute with Cabot regarding long-term tantalum purchase commitments at prices that we understand are in the same range as the prices under our June 2002 settlement with Cabot. Our management therefore concluded that it was unlikely to obtain further price concessions from Cabot. Accordingly, we determined that it was appropriate to accrue a loss on our purchase commitments under our supply contracts with Cabot to reflect the difference between the prices that we are required to pay under the contracts and current market prices for tantalum. For the same reasons, we also determined to further write down our raw material inventories of tantalum ore, powder and wire. These charges amounted to approximately $106.0 million for the purchase commitments and $25.7 million for inventory. In 2002, we also recorded a write-down of $1.7 million on palladium inventories.

      Prices for tantalum continued to decline in 2003. We recorded write-downs of $5.4 million to reduce tantalum inventories to current market value, and a loss on purchase commitments for future delivery of tantalum of $11.4 million. In addition, we recorded a write-down of $1.6 million of palladium inventory in the first quarter of 2003.

      The raw materials write-downs have the effect of improving gross margins in subsequent periods by reducing cost of goods sold as inventory is utilized. This effect cannot be quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.

      We anticipate, based on current and foreseeable demand for tantalum capacitors, that our minimum purchase commitments under the contracts with Cabot will substantially exceed our requirements over the terms of the contracts. See "Contractual Commitments" below. Also, we do not anticipate utilizing our stockpile of tantalum ore at any time in the foreseeable future. Tantalum ore, powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory or purchased under the contracts. Based on usage currently expected in 2004, our purchase commitments represent approximately 7.5 years of usage. We have little visibility of the demand for our tantalum capacitor products beyond twelve months. It is almost certain that our actual requirements of tantalum will differ from those projected, and likely that the difference will be material.

      Foreign Currency

      In 2003, we realized approximately 74% of our revenues from customers outside the United States. Any third party sales not using the U.S. dollar as the functional currency must be reported in the local currency and be translated at the weighted average exchange rate. This translation has an impact on the net sales line of the consolidated statements of operations and also on the expense lines of the consolidated statements of operations. We generally do not purchase foreign currency exchange contracts or other derivative instruments to hedge our exposure to foreign currency fluctuations.

Critical Accounting Policies and Estimates

      Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

      Revenue Recognition

      We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. We have agreements with distributors that historically provided limited rights of product return. Beginning in 2002, we modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider, and grant in our discretion, requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions that we initiate after sale of product to the distributor and prior to resale by the distributor.

      We record end of period accruals for each of the programs based upon our estimate of future credits under the programs that will be attributable to sales recorded through the end of the period. We calculate reductions of revenue attributable to each of the programs during any period by computing the change in the accruals from the prior period and adding the credits actually given to distributors during the period under the programs. These procedures require the exercise of significant judgments, but we believe they enable us to estimate reasonably future credits under the programs.

      Recording and monitoring of these accruals takes place at our subsidiaries and divisions, with input from sales and marketing personnel and review, assessment and, if necessary, adjustment by corporate management. While our subsidiaries and divisions utilize different methodologies based on their individual experiences, all of the methodologies take into account sales to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. These are the elements that management considers relevant, and, in our judgment, the different methodologies provide us with equally reliable estimates upon which to base our accruals. We do not track the credits that we record against specific products sold from distributor inventories, so as to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates.

      Accounts Receivable

      Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.

      Inventories

      We value our inventories at the lower of cost or market, with cost determined under the first-in first-out method and market based upon net realizable value. The valuation of our inventories requires our management to make market estimates. For instance, in the case of tantalum powder, we estimate market value by obtaining current quotations from available sources of supply. For work in progress goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products. For finished goods, we must assess the prices at which we believe the inventory can be sold. As noted, we recorded write-downs of our tantalum and palladium inventories in 2002 and 2003. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

      Estimates of Restructuring and Severance Costs and Purchase Related Restructuring Costs

      In 2003, we recorded restructuring costs of approximately $29.6 million related to our existing businesses. In 2002, we recorded restructuring costs of approximately $48.0 million related to our acquisitions and $31.0 million related to our existing businesses. Our acquisition-related restructuring costs included, among other things, costs related to our acquisition of BCcomponents in December 2002. Our restructuring activities related to existing business were designed to reduce both our fixed and variable costs, particularly in response to the reduced demand for our products occasioned by the electronics industry downturn. These included the disposition of fixed assets and the termination of employees. Acquisition-related costs are included in the allocation of the cost of the acquired business and generally add to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

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

      Raw Material Write-downs

      In 2002 and 2003, we took charges against contractual commitments to purchase tantalum powder and wire through 2006 and wrote-down our existing inventory of tantalum ore, powder and wire to present market value. We did this because the current market prices of tantalum are substantially below the prices at which we are committed to purchase tantalum in the future under long-term contracts and the prices at which we were carrying our tantalum raw materials inventory. These actions involved significant judgments on our part, including decisions of whether to take these charges and write-downs, their timing and their amount.

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

      The write-down of our current tantalum inventory and the charges with respect to our future tantalum commitments were calculated based on market prices for tantalum. There is no established market on which tantalum raw materials are regularly traded and quoted. We based our determination of current market price on quotations from two suppliers of these materials. We cannot say that the prices at which we could currently enter into contracts for the purchase of tantalum would be the same as these quoted prices. Had we made other assumptions on current and future prices for tantalum, the amount of the inventory write-downs and the charges against our purchase commitments would have been different.

      If tantalum prices were to recover in the future, we would not reverse the write-downs that we have taken on our raw materials inventory, so that our cost of materials will continue to reflect these write-downs regardless of future price increases in tantalum. This could have the effect of increasing the earnings that we realize in future periods from what they would have been had we not taken these actions until future raw material prices were known with certainty. We could also be required to take further write-downs and charges if tantalum prices experience further declines.

      Based upon similar considerations, we recorded write-downs of our palladium inventory to market value in both 2002 and 2003.

      Goodwill

      Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit's goodwill is less than its carrying amount.

      Fair value of reporting units is determined using comparable company market multiples. The comparable companies utilized in our evaluation are the members of our peer group utilized in the presentation of our stock performance in our annual proxy statement.

      Impairment of Long-Lived Assets

      We assess the impairment of our long-lived assets, other than goodwill and tradenames, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant changes in the manner of our use of the acquired asset, changes in historical or projected operating performance and significant negative economic trends.

Results of Operations

      Income statement captions as a percentage of sales and the effective tax rates were as follows:

                                             Year Ended December 31
                                  ----------------------------------------------
                                       2003            2002           2001
                                       ----            ----           ----

    Costs of products sold             77.9%           79.8%           77.0%
    Gross profit*                      21.6%           14.4%           23.0%
    Selling, general and
       administrative expenses         17.6%           17.1%           16.8%
    Operating income (loss)             2.7%           (4.4%)           0.9%
    Earnings (loss) before
       income taxes (benefit)
       and minority interest            2.1%           (5.5%)           0.6%
    Net earnings (loss)                 1.2%           (5.1%)           0.0%

    Effective tax rate                 24.8%           16.9%           56.4%

      * - Reflects losses on purchase commitments of $11.4 million and $106.0 million during the years ended December 31, 2003 and 2002.

      Net Sales, Gross Profits and Margins

      Net sales for the year ended December 31, 2003 increased by $347.8 million or 19.1% over the prior year. The increase primarily reflects the acquisitions of BCcomponents in December 2002, Celtron Technologies in October 2002, BLH and Nobel in July 2002 and Tedea-Huntleigh BV in September 2002. Excluding these acquisitions, net sales increased $49.1 million, or 3%. The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 2003, in comparison to the prior year, resulted in increases in reported sales of $74 million.

      Net sales for the year ended December 31, 2002 increased by $167.5 million or 10.1% over the prior year. This reflects a substantial increase in sales in the active segment, attributable in large measure to 2001 acquisitions reflected only partially in 2001 but fully in 2002, partially offset by a continuing drop in sales in the passive segment in 2002. The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 2002, in comparison to the prior year, resulted in increases in reported sales of $18 million.

      We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $67.2 million, $67.4 million, and $56.1 million for the years ended December 31, 2003, 2002, and 2001, respectively, or, as a percentage of gross sales 3.0%, 3.6%, and 3.2%, respectively. Actual credits issued under the programs for the years ended December 31, 2003, 2002, and 2001, were approximately $62.4 million, $63.4 million, and $52.7 million, respectively. The increase in the incentives from 2001 is attributable primarily to the adverse business climate that developed following 2000 and the resulting pricing pressures that affected our distributors and the electronic component industry generally.

      Costs of products sold as a percentage of net sales for the year ended December 31, 2003 was 77.9% as compared to 79.8% for the prior year. Gross profit as a percentage of net sales for year ended December 31, 2003 was 21.6% as compared to 14.4% for the prior year. Price declines were offset in substantial part by volume increases and cost savings programs. Gross profit for 2003 reflects write-downs of raw material inventory to lower of cost or market of $7.0 million, which is included in cost of products sold, and an accrual of loss on long-term purchase commitments of $11.4 million. Gross profit for 2002 reflects a write-down of raw material inventory to market value of $27.4 million, which is included in cost of products sold, and an accrual of loss on long-term purchase commitments of $106.0 million.

      Costs of products sold as a percentage of net sales were 79.8% for the year ended December 31, 2002 as compared to 77.0% for the prior year. Gross profit, as a percentage of net sales, for the year ended December 31, 2002 was 14.4% as compared to 23.0% for the prior year. Gross profit for 2002 includes a write-down of raw material inventory to market value of $27.4 million, which is included in cost of goods sold, and accruals for losses on purchase commitments of $106.0 million. The erosion in overall profit margins in 2002 reflected the continuing weakness in the passive segment, offset in substantial part by improvements in the active segment. Both volume reduction and further declines in average selling prices contributed to the declining profit margins in the passive segment. Profit margins in the active segment benefited from higher volumes, even as average selling prices continued to decline in various product lines. For the year ended December 31, 2001, gross profit reflected write-downs of tantalum and palladium inventories of $70.0 million.

      See "Israeli Government Incentives" regarding Israeli government grants, which are recorded as a reduction in costs of products sold.

      The following tables show sales and gross profit margins separately for our passive and active segments.

      Passive Components

                                         Year Ended December 31
                              ----------------------------------------------
                                   2003            2002           2001
                                   ----            ----           ----

    Net Sales                 $1,104,856,000   $767,246,000  $1,010,634,000
    Gross Profit Margin            17.3%           (4.9%)         20.6%

      Net sales of passive components for the year ended December 31, 2003 increased $337.6 million or 44% as compared to the prior year. Without the acquisition of BCcomponents, Celtron Technologies, BLH and Nobel, and Tedea-Huntleigh, the passive components business sales would have increased by $38.9 million or 5% as compared to the prior year. The organic increase in net sales is attributable to the volume increases in the resistor and inductor product lines, partially offset by price declines, and the positive impact of foreign currency exchange rates. The average selling price was down versus the prior year.

      Our resistor and inductor business stabilized in 2002 and began an improvement in the latter part of that year which continued into 2003. Our capacitor business, which was particularly hard hit during the recent global slowdown in the electronics industry, continues to experience the lingering effects of worldwide overcapacity in both production and supply. However, with the slowing of the erosion in average selling prices that began in the fourth quarter of 2002, the capacitor business appears to have stabilized and is showing modest signs of improvement.

      Gross margins were 17.3% for the year ended December 31, 2003, as compared to negative 4.9% for the prior year. Results for 2003 reflected average margins of 29% for our resistor and inductor lines and 5% for our capacitor lines. Margins were affected negatively by raw material related write-downs in 2003 and 2002, as market prices for these materials continued to decline. During 2003, we recorded write-downs of $5.4 million to reduce tantalum inventories to current market value, and a loss on purchase commitments for future delivery of tantalum of $11.4 million. In addition, we recorded a write-down of $1.6 million of palladium inventory. In 2002, we recorded a loss on long-term purchase commitments of tantalum of $106.0 million and write-downs of $27.4 million on tantalum and palladium inventories. The raw material write-downs have the effect of improving gross margins in subsequent periods by reducing cost of goods sold as inventory is utilized. This effect cannot be quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.

      We continue to implement cost reduction programs, particularly in our passives business, in order to reduce costs and thereby stabilize our margins. We have initiated several significant cost reduction programs in all of our products lines, including facility combinations and shifts of production to lower-cost regions, with particular emphasis on reducing headcount in high-labor-cost countries. Sixty-nine percent of our labor force was in low-labor-cost countries as of December 31, 2003. The impact of these cost savings plans has been partially offset by the underutilization of capacity in the commodity products.

      Net sales of passive components for the year ended December 31, 2002 decreased by $243.4 million or 24.1% from comparable sales of the prior year. The decrease in net sales was attributable to a combination of lower volume and a continuing slide in prices. Excluding the significant acquisition activity in our Measurements Group in 2002, sales in the passive segment would have decreased by $288.9 million or 29% from the prior year. Gross profit margin in 2002 was negatively impacted by a loss on long-term purchase commitments of tantalum of $106.0 million and write-downs of $27.4 million on tantalum and palladium inventories. Even excluding the loss on long-term purchase commitments, our capacitor business had negative average gross margins of 6% in 2002, compared with positive average gross margins of 19% for resistors and capacitors. The acquisition of BCcomponents, a worldwide manufacturer of resistors and capacitors, in December 2002 had no material effect on the 2002 results for the passive segment.

      Active Components

                                         Year Ended December 31
                              ----------------------------------------------
                                   2003            2002           2001
                                   ----            ----           ----

    Net Sales                 $1,065,741,000  $1,055,567,000  $644,712,000
    Gross Profit Margin            26.1%           28.4%          26.9%



      Net sales of the active components business for year ended December 31, 2003 increased by $10.2 million, or 1%, from sales of the comparable prior year period. The active segment continued to experience pricing pressure in 2003, especially during the first half of the year. Sales for the first half of 2003 actually decreased from the comparable 2002 period, primarily as a result of the SARS outbreak in Asia where Siliconix sells approximately 75% of its total sales. The modest revenue growth for the year was fueled by a significant rebound in Asian business during the second half, driven by demand for computer components and by distributors restocking inventories. Gross margins were 26.1% for the year ended December 31, 2003 as compared to 28.4% for the prior year. Margins were negatively impacted by product mix changes at Siliconix, where there was a higher share of commodity products as compared to the comparable prior year periods. Also, because of capacity constraints that it has begun to experience, Siliconix made greater use of subcontractors during 2003, which has the effect of driving down margins. Siliconix's net sales for 2003 were $392.1 million, compared to $372.9 million in 2002, a 5% increase, and its gross profit margins declined from 31% for 2002 to 29% for 2003.

      Net sales of the active components business for the year ended December 31, 2002 increased by $410.9 million or 63.7% from comparable sales of the prior year. As detailed below, the increase was in substantial measure due to the acquisitions of General Semiconductor and the Infineon infrared business in 2001, which were included in our results for all of 2002 but for only portions of 2001. It also reflects sales recovery at our existing semiconductor operations that began in 2002. The increased volume that we experienced in 2002 was offset to some extent by modest declines in average selling prices in various product lines. The improvement in gross profit margins to 28.4% from 26.9% is attributable primarily to improvements at Siliconix and to a lesser extent at our other semiconductor operations. Siliconix's net sales for 2002 were $372.9 million as compared to $305.6 million in 2001, a 22.1% increase, and its gross profit margins rose from 25% for 2001 to 31% for 2002.

      Revenues in the active segment for 2002 included revenues of $350.9 million from the Infineon infrared business and General Semiconductor, compared to revenues of $82.7 million from these businesses in 2001. Excluding the contribution of these acquisitions, net sales in 2002 would have increased by 25.4% as compared to 2001 and gross profit margin would have been 29.5%.

      Selling, General, and Administrative Expenses

      Selling, general, and administrative expenses for the year ended December 31, 2003 were 17.6% of net sales as compared to 17.1% of net sales for the prior year. This increase was mainly due to the costs associated with the acquisition and integration of BCcomponents. Our continuing cost reduction initiatives referred to above also target selling, general, and administrative costs and offset, in part, the acquisition related increases in SG&A margins.

      Selling, general, and administrative expenses for the year ended December 31, 2002 were 17.1% of net sales as compared to 16.8% of net sales for the prior year. The higher percentage and amount in 2002 was due primarily to acquisition activity.

      Restructuring and Severance Costs

      Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn beginning in 2001. These activities include the closing of facilities and the termination of employees. Beginning January 1, 2003, restructuring costs have been accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.

      We recorded restructuring and severance costs for the year ended December 31, 2003 of $29.6 million, $28.6 million of which was workforce reduction expense and $1.0 million of which was fixed asset impairment. The workforce reduction expense was comprised of termination costs for 708 employees in Europe, Asia and the United States. Through the end of 2003, we paid $14.2 million of these workforce reduction costs, corresponding to the termination of 653 employees. The balance of workforce reduction expense remaining at December 31, 2003 is expected to be paid by the end of 2004. The fixed asset impairment related to facility closure. As a result of restructuring activities initiated in 2003, we expect an annual increase in gross profit of approximately $10.4 million.

      We recorded restructuring and severance costs for the year ended December 31, 2002 of $31.0 million, of which $18.6 million was workforce reduction expense and $12.4 million was fixed asset impairment. The workforce reduction expense was comprised of termination costs for 1,438 employees in Europe, Israel and the United States. Through the end of 2003, we paid $16.5 million of these workforce reduction costs, corresponding to the termination of 1,422 employees. The balance of workforce reduction expense remaining at December 31, 2003 is expected to be paid in 2004. The fixed asset impairment related to facility closure. We continue to realize annual cost savings associated with restructuring activities initiated in 2002.

      We recorded $61.9 million in restructuring and severance costs for the year ended December 31, 2001, of which $40.9 million was workforce reduction expense and $21.0 million was fixed asset impairment. The workforce reduction expense was comprised of termination costs for 5,663 employees in Europe, Israel and Asia. A balance of $1.6 million of workforce reduction costs remaining at December 31, 2002 was paid in 2003. The fixed asset impairment related to facility closure. We continue to realize annual cost savings associated with restructuring activities initiated in 2001.

      For additional detail on restructuring and severance costs, see Note 4 to our consolidated financial statements.

      Restructuring and severance costs are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities. These amounts are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations. For a discussion of these costs, see Note 2 to our consolidated financial statements.

      Interest Expense

      Interest expense for the year ended December 31, 2003 increased by $9.1 million, as compared to the prior year. This increase was primarily a result of debt issued or assumed in the various acquisitions made in 2002 and the issuance in August 2003 of our $500 million principal amount 3-5/8% convertible subordinated notes due 2023, net of debt repaid with the proceeds of these notes of $398 million. Acquisition related debt included, in particular borrowings of $116 million under our revolving credit facility and the issuance of $105 million principal amount of unsecured loan notes, currently bearing interest at LIBOR plus 1.5%, in connection with the BCcomponents acquisition in December 2002. The debt we repaid with the proceeds of our 3-5/8% notes included approximately $171 million principal amount of General Semiconductor's 5.75% convertible notes, approximately $97 million accreted principal amount of Liquid Yield Option(TM) Notes (LYONs) and $130 million in borrowings under our revolving credit facility.

      Interest expense for the year ended December 31, 2002 increased by $11.9 million compared to the prior year. This increase was a result of higher average outstanding bank borrowings attributable to our acquisition activity, offset in part by somewhat lower interest rates.

      Other Income (Expense)

      We recorded a loss of $9.9 million for extinguishment of debt during the year ended December 31, 2003 on the redemption of $171 principal amount of the General Semiconductor notes and the repurchase of $97.0 million in accreted principal amount of our LYONs. Also during 2003, we recorded a gain of $33.9 million on the receipt of insurance proceeds in excess of book value on account of the destruction of the thin film resistor facility of our Electro-Films, Inc. subsidiary in Providence, Rhode Island. That facility has now been completely rebuilt into a state-of-the-art production center. No comparable losses or gains were recorded in the prior year.

      Excluding the items described above, other income was $2.3 million for the year ended December 31, 2003, as compared to $8.7 million for the prior year. This decrease was primarily due to higher foreign exchange losses in 2003. Foreign exchange losses of $5.2 million were reported for 2003 as compared to foreign exchange losses of $0.8 million for the comparable prior year period. In 2003, we also had losses of $2.5 million on the disposal of property and equipment, compared to losses of $0.3 million in 2002. Interest income decreased by $0.7 million for the year ended December 31, 2003 compared to the prior year, primarily due to lower interest rates. We recognized a gain on expiration of an interest rate swap of $3.8 million in 2003, compared to a loss on ineffective interest rate swaps of $0.1 million in 2002. Additionally, 2002 included other income of approximately $1.4 million received from the Chinese government as an incentive for being a foreign partner in China.

      Other income for the year ended December 31, 2002 was $8.7 million as compared to $12.7 million for the prior year. Other income in both 2002 and 2001 consisted primarily of interest income, as well as gains on disposal of property and equipment and foreign exchange gains.

      Minority Interest

      Minority interest in earnings decreased by $1.4 million for the year ended December 31, 2003 as compared to the prior year, primarily due to the decrease in net earnings of Siliconix, of which we own 80.4%. Minority interest increased by $5.6 million for the year ended December 31, 2002 as compared to the prior year, primarily due to the increase in net earnings of Siliconix.

      Income Taxes

      The effective tax rate for the year ended December 31, 2003 was 24.8%, reflecting tax expense, as compared to 16.9% for the prior year, reflecting a tax benefit. The effective tax rate in 2003 reflects the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of temporary timing differences, that would result in the utilization of loss carryforwards for tax purposes.

      We enjoy favorable tax rates on our income in Israel from specific approved projects. The low rates, which generally are available for a period of ten or fifteen years, ordinarily result in greater earnings than what they would be if the Israeli income was subject to statutory United States tax rates. However, due to losses reported in Israel, the low rates did not improve net earnings for 2003 and 2002, respectively.

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

Financial Condition and Liquidity

      Cash and cash equivalents were $556 million at December 31, 2003, of which $279 million belonged to Siliconix. Of the remaining amount of $277 million, approximately $180 million is held by our non-U.S. subsidiaries.

      Our financial condition at December 31, 2003, continued to be strong, with a current ratio (current assets to current liabilities) of 2.8 to 1, compared with a ratio of 2.6 to 1 at December 31, 2002. Our ratio of long-term debt, less current portion, to stockholders' equity was 0.33 to 1 at December 31, 2003, compared to a ratio of 0.30 to 1 at December 31, 2002. The increase in long-term debt ratio from December 31, 2002 reflects the debt issued in the third quarter of 2003, net of debt repaid.

      Cash flows from operations were $255.8 million for the year ended December 31, 2003 as compared to $366.9 million for the year ended December 31, 2002. During 2003, accounts receivable attributable to our existing businesses and inventory levels continued to decline as a result of the lingering effects of the business slowdown that began in 2001, although the drop was substantially less pronounced than in the prior year. The increase in accounts receivable at December 31, 2003 versus December 31, 2002 was primarily due to the net sales of BCcomponents, which was acquired in December 2002. Net purchases of property and equipment for the year ended December 31, 2003 were $126.6 million, as compared to $110.1 million in the prior year. The increase was primarily attributable to spending to expand capacity in the active business and to shift manufacturing to low labor cost regions in the passive business. We used $278.7 million in cash for acquisitions in 2002, primarily for our acquisitions of BCcomponents in December 2002 and other smaller acquisitions in our Measurements Group during the year. The acquisitions were funded in part by our cash balances and in part from borrowings. See Note 2 to our consolidated financial statements for discussion of these acquisitions. Purchase of businesses, net of cash acquired, of $41.2 million, for the year ended December 31, 2003 represents payments made related to liabilities assumed from previous acquisitions.

      Our debt levels have increased significantly since 2000. This is primarily attributable to acquisition activity. Additionally, in 2003, we issued $500 million of convertible subordinated notes, using a majority of the proceeds to repay other higher interest rate debt.

      In connection with the acquisition of BCcomponents in December 2002, we issued $105 million principal amount of floating rate unsecured loan notes due 2102. The notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest payable on the notes may be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to us in exchange for 6,176,471 shares of Vishay common stock in the aggregate, and we may call the notes in exchange for cash or for shares of Vishay common stock after 15 years from the date of issuance.

      On August 6, 2003, we sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. This option was exercised, and the additional $50 million of notes was issued on September 3, 2003. The notes will pay interest semi-annually. Holders may convert their notes into shares of Vishay common stock, subsequent to the occurrence of certain conditions that had not occurred as of December 31, 2003, at a conversion price of $21.28 per share. This conversion price is the equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes. The notes are subordinated in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes will be redeemable at our option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes will have the right to require us to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013 and August 1, 2018. In addition, holders of the notes will have the right to require us to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. On any required repurchase, we may choose to pay the purchase price in cash or shares of Vishay common stock or any combination of cash and Vishay common stock. The proceeds of the offering of these convertible subordinated notes were used to repay other outstanding debt, as well as general corporate purposes. The early extinguishment of the LYONs and the General Semiconductor notes, described below, resulted in a pretax loss of $9.9 million in the third quarter of 2003. It is anticipated that the early extinguishment will reduce interest expense by $3.5 million per year going forward.

      We used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to repay amounts outstanding under our revolving credit facility. At the same time, we agreed with the lenders under this facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of our anticipated liquidity needs, was changed from $500 million to $400 million, and the final maturity of the facility was extended from June 2005 to May 2007. The restatement decreases our minimum tangible net worth requirement to $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings from July 1, 2003, eliminates the covenant on minimum earnings before interest and tax, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by the Company and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under our convertible subordinated notes. At December 31, 2003, there were no borrowings outstanding under this credit facility. Our tangible net worth at the end of 2003 stood at $904 million, which is $45 million more than the minimum required under the related credit facility covenant.

      We used approximately $97.4 million of the proceeds of the offering of the convertible subordinated notes to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of our Liquid Yield Option(TM) Notes (LYONs). Pursuant to the terms of the LYONs, on June 4, 2004, the remaining holders of the LYONs will have the right to "put" these notes to us for an aggregate purchase price of $235 million. Holders may also put these notes to us on June 4, 2006, June 4, 2011, and June 4, 2016 at various prices set forth in the notes. If these notes are put to us, we expect to be able to utilize our revolving credit facility or Vishay common stock to finance the repurchase.

      We used approximately $176.6 million of the proceeds of the offering of the convertible subordinated notes to fund principal and premium in connection with the redemption of all of the outstanding 5.75% convertible subordinated notes due 2006 of our General Semiconductor subsidiary. Prior to redemption, there was $171 million principal amount of the General Semiconductor notes outstanding. The notes were redeemed at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption of $2.3 million.

Commercial Commitments

      We maintain a secured revolving credit facility of $400 million. As of December 31, 2003, we had no amounts outstanding under the revolving credit facility. Letters of credit totaling $6.1 million, were issued under the revolving credit facility at December 31, 2003. At December 31, 2003, $393.9 million was available under the credit facility.

      Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the revolving credit facility. If any subsidiary were to borrow under the credit facility, Vishay would provide a similar guarantee with respect to the subsidiary. The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.

      At December 31, 2003, we had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $69 million, of which approximately $51 million was unused.

Contractual Commitments

      As of December 31, 2003 we had contractual obligations as follows:

      Payments due by period

(in thousands)

                             Total       Less than     1-3 years    4-5 years    After 5
                             -----      ----------     ---------    ---------    -------
                                          1 year                                  years
                                          ------                                  -----
Long-term debt           $ 837,888       $ 1,282       $ 1,569       $ 833       $834,204
Operating leases            75,250        24,106        32,779      14,774          3,591
Expected pension
  funding                   10,000        10,000         -            -              -
Estimated costs to
  complete construction
  in progress               14,500        14,500         -            -              -
Tantalum purchases         280,500       103,800       176,700        -              -
                      --------------------------------------------------------------------
Total                   $1,218,138     $ 153,688      $211,048    $ 15,607       $837,795
                      ====================================================================

      Pursuant to the terms of the Liquid Yield Option(TM) Notes (LYONs), on June 4, 2004, the remaining holders of the LYONs will have the right to "put" these notes to us for an aggregate purchase price of $235 million. Holders may also put these notes to us on June 4, 2006, June 4, 2011, and June 4, 2016 at various prices set forth in the notes. If these notes are put to us, we expect to be able to utilize our revolving credit facility or Vishay common stock to finance the repurchase.

      On December 31, 2003, the Company and Siliconix announced the signing of a memorandum of understanding with Tower Semiconductor for a long-term manufacturing and supply arrangement between Siliconix and Tower. Pursuant to the terms of the memorandum of understanding, Siliconix would place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower's Fab 1 over a seven to ten year period, of which approximately $53 million would be guaranteed and would be delivered over the three year period starting at the first anniversary of the definitive agreement. Siliconix would advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix's orders, which would be credited towards the purchase price of the wafers. The transaction is subject to the approval of both companies' boards of directors, Tower's lending bank and the Israeli investment center and to the negotiation of definitive documentation. While there can be no assurances that a definitive agreement will be reached, Vishay and Siliconix expect a definitive agreement to be signed during the first half of 2004. If a definitive agreement is not reached, Vishay and Siliconix will have no commitments related to this memorandum of understanding.

Inflation

      Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to other technical provisions, this statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The provisions of SFAS No. 145 were adopted on January 1, 2003. Our early extinguishment of debt in 2003 was accounted for and presented in our financial statements pursuant to the requirements of SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 were adopted for our exit or disposal activities initiated after December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The future impact will depend upon whether Vishay enters into or modifies any material guarantee arrangements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. We have made the additional disclosures required by SFAS No. 148. We are evaluating the potential impact of adopting the fair value method of accounting for our stock-based employee compensation.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003: We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003: We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003: The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial position, results of operations, or liquidity. We do not expect the adoption of FIN 46-R provisions applicable to Non-SPEs created prior to February 1, 2003, to have a material impact on our financial position, results of operations or liquidity.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption of this standard did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. We have not issued any such financial instruments.

      In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net period cost of defined pension plans and other defined benefit postretirement plans. We adopted the disclosure requirements required by SFAS No. 132 (revised 2003) for our U.S. pension and other postretirement plans. As permitted by SFAS No. 132, certain disclosures regarding non-U.S. pension plans and estimated future benefit payments for both U.S. and non-U.S. pension and other postretirement benefit plans will be delayed until 2004.

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

Factors related to our business generally
-----------------------------------------

Our business is cyclical and the recent decline in demand in the electronic component industry may resume and may become more pronounced.

We and others in the electronic and semiconductor component industry have for the past several years experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. This decline was primarily attributable to a slowing of growth in the personal computer and cellular telephone product markets. We have seen indications of improvements in the economy and electronic and semiconductor component industry and expect improvements in 2004. However, such improvements in the economy and the electronic and semiconductor component industry may not materialize. The slowdown may resume and may become more pronounced. A slowdown in demand, as well as recessionary trends in the global economy, makes it more difficult for us to predict our future sales, which also makes it more difficult to manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing business. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. In 2002, we recorded restructuring costs of approximately $48 million related to acquisitions and $31 million related to our existing businesses. We incurred approximately $29.6 million of additional restructuring and severance costs in 2003 and expect to continue to incur such expenses during 2004.

In the past we have grown through acquisitions but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. We also cannot assure you that acquisitions that we complete in the future will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.

Our debt levels have recently increased, which could adversely affect the perception in the financial markets of our financial condition.

Our outstanding debt increased from approximately $141 million at the end of 2000 to approximately $838 million at the end of 2003. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult for us to obtain financing in the future.

In June 2004, holders of our Liquid Yield Option(TM) Notes (LYONs) will have the right to "put" these notes to us at an aggregate price of approximately $235 million. We believe that, if necessary, we will have adequate cash resources to finance the purchase of any LYONs that are put to us. Also, we may elect to pay all or part of the purchase price for the LYONs that are put to us in shares of our common stock. Nevertheless, our obligation to purchase the LYONs in June 2004 could be a cause of concern in the financial markets.

To remain successful, we must continue to innovate.

Our future operating results are dependent on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.

Future acquisitions could require us to issue additional indebtedness or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria. Under our existing credit facility, we are required to obtain the lenders' consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We are also restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

Our results are sensitive to raw material availability, quality and cost.

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world, may be available from only a limited number of suppliers, and may be subject to price volatility. We are a major consumer of the world's annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. We also utilize palladium, a metal used to produce multi-layered ceramic capacitors, which is currently found primarily in South Africa and Russia. Palladium is a commodity product subject to price volatility. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates or there are significant price increases for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded write-downs of our tantalum inventory in these years of $52.0 million, $25.7 million, and $5.4 million in 2001, 2002, and 2003 respectively, and write-downs of our palladium inventory in these years of $18.0 million, $1.7 million, and $1.6 million, respectively. Also, we took charges against our contractual commitments to purchase tantalum of $106.0 million and $11.4 million in 2002 and 2003, respectively.

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing tantalum and palladium, they have historically resulted in higher raw material costs for us. We cannot assure you that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products.

Our backlog is subject to customer cancellation.

As of December 31, 2003, our backlog was $532 million. Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. They often cancel orders when business is weak and inventories are excessive, a situation that we have experienced in the recent economic slowdown. Therefore, we cannot be certain the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

We face intense competition in our business, and we market our products to an increasingly concentrated group of customers.

Our business is highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price. The electronics components industry has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than us, have significant financial resources and technological capabilities.

Our customers have become increasingly concentrated in recent years, and as a result, their buying power has increased and they have had greater ability to negotiate favorable pricing. This trend has adversely affected our average selling prices, particularly for commodity components.

We may not have adequate facilities to satisfy future increases in demand for our products.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel and capacity constraints at our facilities. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share. This loss could have an adverse effect on our financial condition and results of operations.

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, we often unavoidably inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiations.

Our products may experience a reduction in product classification levels under various military specifications.

We have qualified certain of our products under various military specifications, approved and monitored by the United States Defense Electronic Supply Center, and under certain European military specifications. These products are assigned certain classification levels. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to governmental agencies. If any of our products fails to meet the requirements of the applicable classification level, that product's classification may be reduced to a lower level. A decrease in the classification level for any of our products with a military application could have an adverse impact on the net sales and earnings attributable to that product.

Factors relating to Vishay's operations outside the United States

We obtain substantial benefits by operating in Israel, but these benefits may not continue.

We have increased our operations in Israel over the past several years. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have had the effect of increasing our net earnings, although this was not the case in 2003 and 2002. Also, we have benefited from employment incentive grants made by the Israeli government. Recently, the Israeli government suspended payment on one of these grants after we were forced to lay off a significant number of employees as a result of the current economic downturn. Although we reached agreement with the Israeli government to resume payment on this grant, there can be no assurance that we will maintain our eligibility for this or other existing project grants. There can also be no assurance in the future the Israeli government will continue to offer new grant and tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to take advantage of them. Any significant increase in the Israeli tax rates or reduction or elimination of the Israeli grant programs that have benefited us could have an adverse impact on our results of operations.

We attempt to improve profitability by operating in countries in which labor costs are low, but the shift of operations to these regions may entail considerable expense.

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower production costs, such as Israel, Mexico, Portugal, the Czech Republic, Malaysia, the Republic of China (Taiwan) and the People's Republic of China. In this process, we may experience under-utilization of certain plants and factories in high labor cost regions and capacity constraints in plants and factories located in low labor cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and plant closings in the higher labor cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower labor cost regions.

As we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of lay-offs or termination of our employees in high labor cost countries.

We are subject to the risks of political, economic and military instability in countries outside the United States in which we operate.

We have operations outside the United States, and approximately 74% of our revenues during 2003 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic and military instability or unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results. In particular, current tensions in the Middle East could adversely affect our business operations in Israel and elsewhere.

Our business was affected by the outbreak of SARS in 2003 and the effects of that outbreak may linger.

The outbreak of severe acute respiratory syndrome, or SARS, that began in the People's Republic of China adversely affected our business during the first six months of 2003, particularly in Asia where we derived approximately 36% and 38% of our revenue in 2003 and 2002, respectively. This impact included disruptions in the operations of our customers, a slowdown in customer orders and reduced sales in certain end markets. If an outbreak of SARS or like disease were to recur on a comparable scale in Asia, we could experience similar disruptions to our business.

General Economic and Business Factors
-------------------------------------

In addition to the factors relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements. These factors include:

    o   overall economic and business conditions;
    o   competitive factors in the industries in which we conduct our business;
    o   changes in governmental regulation;
    o changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations;
    o changes in generally accepted accounting principles or interpretations of those principles by governmental agencies and self-regulatory groups;
    o interest rate fluctuations, foreign currency rate fluctuations, and other capital market conditions; and
    o economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders.

Also, we operate in a continually changing business environment, and new factors emerge from time to time. Other unknown and unpredictable factors also could have material adverse effects on our future results, performance, or achievements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------     ----------------------------------------------------------

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

      We are exposed to changes in U.S. dollar LIBOR interest rates on our floating rate revolving credit facility. At December 31, 2003, there were no amounts outstanding under this facility. On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact increases in interest rates could have on our outstanding variable rate debt. The impact of interest rate instruments on our results of operations in each of the three years ended December 31, 2003, 2002 and 2001 was not significant. See Notes 6 and 14 to our consolidated financial statements for components of our long-term debt and interest rate swap arrangements.

      In August 1998, we entered into six interest rate swap agreements with a total notional amount of $300 million to manage interest rate risk related to our multicurrency revolving line of credit. As of December 31, 2002, five of these six agreements had been terminated. The remaining agreement had a notional amount of $100 million and required us to make payments to the counterparty at variable rates based on USD-LIBOR-BBA rates. This agreement expired in 2003. At December 2002 and 2001, we paid a weighted average fixed rate of 5.77% and received a weighted average variable rate of 1.40% and 1.93%, respectively. The fair value of our interest rate swap agreements, based on current market rates, approximated a net payable of $3.3 million at December 31, 2002. During the year ended December 31, 2003, we had a pre-tax gain of approximately $3.8 million related to the expiration of the final swap agreement. During the years ended December 31, 2002 and 2001, we recorded pre-tax losses of $3.7 million and $0.1 million, respectively, relating to an ineffective hedge for a portion of time relating to an interest rate swap agreement (see Note 14 to our consolidated financial statements).

Foreign Exchange Risk

      We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a "netting" policy where subsidiaries pay all intercompany balances within thirty days. As of December 31, 2003, we did not have any outstanding foreign currency forward exchange contracts.

      In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------            -------------------------------------------

      The following Consolidated Financial Statements of the Company and our subsidiaries, together with the report of independent auditors thereon, are presented under Item 15 of this report:

            Report of Independent Auditors.

            Consolidated Balance Sheets -- December 31, 2003 and 2002.

            Consolidated Statements of Operations -- for the years ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Cash Flows -- for the years ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Stockholders' Equity -- for the years ended December 31, 2003, 2002 and 2001.

            Notes to Consolidated Financial Statements.

Item 9.     CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
------      ------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            None.

Item 9A.    DISCLOSURE CONTROLS AND PROCEDURES
-------     -----------------------------------

      An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the fourth quarter of 2003, including for purposes of ensuring that all material information required to be filed in this report has been made known to the Company's management, including the CEO and CFO, in a timely fashion.

      There has not been any change in our internal controls over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------     --------------------------------------------------

      We have a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller and financial managers. The text of this code has been posted on our website. To view the code, go to our website at www.vishay.com, click on Company Info, then Investor Relations and then Corporate Governance. You can obtain a printed copy of this code, free of charge, by contacting us at the following address:

      Corporate Investor Relations
      Vishay Intertechnology, Inc
      63 Lincoln Highway
      Malvern, PA 19355-2143

      It is the intention of the Company to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of this code by posting such information on our website, at the aforementioned address and location.

      Information required under this Item with respect to our Executive Officers is set forth in Part I, Item 4A hereof under the caption, "Executive Officers of the Registrant."

      Other information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2003, our most recent fiscal year, and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION
-------     ----------------------

      Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2003, our most recent fiscal year, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     ---------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

Equity Compensation Plan Information

      The following table sets forth certain equity compensation plan information, as of December 31, 2003, with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

                                  Number of
                                  securities                            Number of securities
                                 to be issued     Weighted-average     remaining available for
                                     upon            exercise            future issuance
                                  exercise of        price of              under equity
                                  outstanding      outstanding          compensation plans
                                   options,         options,            (excluding securities
                                 warrants and       warrants            reflected in column
                                    rights         and rights                  (a)
Plan category                        (a)               (b)                     (c)
-------------
Equity compensation plans
 approved by security
 holders:
  1997 Stock Option Program(1)   2,159,000             $12.51                        -
  1998 Stock Option Program(1)   2,820,000             $15.63                1,143,000
  General  Semiconductor Stock
  Plan(2)                        3,789,000             $18.65                        -
                                 --------------     ------------         ----------------
Subtotal                         8,768,000             $16.17                1,143,000

Equity compensation plans not
 approved by security holders:
   None                                  -                  -                        -
                                 --------------     ------------         ----------------
Subtotal                         8,768,000             $16.17                1,143,000

                                 --------------     ------------         ----------------
      Total                      8,768,000             $16.17                1,143,000
                                ==============      ============         ================

------------------
(1) See Note 12 to our consolidated financial statements for further description of these plans.
(2) The General Semiconductor Stock Plan was assumed in the Company's acquisition of General Semiconductor Inc. on November 2, 2001. See Note 12 to our consolidated financial statements for further description of this plan.


Security Ownership of Certain Beneficial Owners and Management

      Information required under this caption is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2003, our most recent fiscal year, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

      Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2003, our most recent fiscal year, and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES
-------     ----------------------------------------

      Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2003, our most recent fiscal year, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------     ---------------------------------------------------------------

            (a) (1) All Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 2003 are filed herewith. See Item 8 of this Report for a list of such financial statements.

                (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                (3)  Exhibits -- See response to paragraph (c) below.

            (b) Reports on Form 8-K:

                (1) On October 29, 2003, the Company filed a current report under Item 12 of Form 8-K, reporting the financial results of the Company for the quarter and nine-months ended September 30, 2003.

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

      4.1 Indenture dated as of June 4, 2001 between Vishay Intertechnology, Inc. and Bank of New York as Trustee. Incorporated by reference to
            Exhibit 4.1 to the Company's current report on Form 8-K filed on June 18, 2001 except that clause (x) of Section 5 thereof is corrected to read "(x) 0.0625% of the average LYON Market Price for the Five Day Period with respect to such Contingent Interest Period and".

      4.2 Indenture, dated as of August 6, 2003, by and between Vishay Intertechnology, Inc. and Wachovia Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-110259) filed on November 5, 2003.

      10.1 Vishay Intertechnology Section 162(m) Cash Bonus Plan. Incorporated by reference to Annex to the Company's Proxy Statement, dated April 21, 2003, for its 2003 Annual Meeting of Stockholders.

      10.2 Second Amendment to Amended and Restated Vishay Intertechnology, Inc. Long Term Revolving Credit Agreement and Consent, made as of July 31, 2003, by and among Vishay Intertechnology, Inc., the Permitted Borrowers (as defined), the Lenders signatory thereto and Comerica Bank, as Co-lead Arranger Co-Book Running Manager and Administrative agent, et al.

      10.3 Employment Agreement, dated as of March 15, 1985, between the Company and Dr. Felix Zandman. Incorporated by reference to Exhibit
            10.12 to the Company's Registration Statement on Form S-2 (No. 33-13833).

      10.4 Vishay Intertechnology, Inc. 1997 Stock Option Program. Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 16, 1998.

      10.5 Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 16, 1998.

      10.6 General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan as amended on February 7, 2001. Incorporated by reference to Exhibit 10.9 to General Semiconductor's annual report on Form 10-K for the year ended December 31, 2000.

      10.8 Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to the Company's Registration Statement on Form S-7 (No. 2-69970).

      10.9 Agreement Amending Supply Agreements among Cabot Corporation through its Cabot Performance Materials Division, Vishay Sprague, Inc. and Vishay Intertechnology, Inc. dated as of June 6, 2002. Incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2002.

      10.10 Severance and General Release Agreement, dated November 4, 2003, between the Company and Avi D. Eden.

      10.11 Consulting and Non-Competition Agreement, dated November 4, 2003, between the Company and Avi D. Eden.

      21    Subsidiaries of the Registrant.

      23.1  Consent of Independent Auditors.

      31.1 Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

      31.2 Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. Felix Zandman, Chief Executive Officer

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard
            N. Grubb, Chief Financial Officer

                                   SIGNATURES
                                   ----------

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VISHAY INTERTECHNOLOGY, INC.

      March 15, 2004                 /s/ Felix Zandman
                                     ------------------------
                                     Felix Zandman, Chairman
                                     of the Board and Chief
                                     Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

      March 15, 2004                 /s/ Felix Zandman
                                     -----------------------------
                                     Felix Zandman, Chairman
                                     of the Board and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

      March 15, 2004                 /s/ Richard N. Grubb
                                     ------------------------------
                                     Richard N. Grubb, Executive
                                     Vice President, Treasurer, and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)



      March 15, 2004                 /s/ Marc Zandman
                                     ------------------------------
                                     Marc Zandman, Vice-Chairman
                                     of the Board, President-Vishay
                                     Israel Ltd.

      March 15, 2004                 /s/ Gerald Paul
                                     ------------------------------
                                     Gerald Paul, Director, President
                                     and Chief Operating Officer

      March 15, 2004                 /s/ Phillipe Gazeau
                                     ------------------------------
                                     Phillipe Gazeau, Director

      March 15, 2004                 /s/ Zvi Grinfas
                                     ------------------------------
                                     Zvi Grinfas, Director

      March 15, 2004                 /s/ Eli Hurvitz
                                     ------------------------------
                                     Eli Hurvitz, Director

      March 15, 2004                 /s/ Abraham Ludomirski
                                     ------------------------------
                                     Abraham Ludomirski, Director

      March 15, 2004                 /s/ Edward B. Shils
                                     ------------------------------
                                     Edward B. Shils, Director

      March 15, 2004                 /s/ Ziv Shoshani
                                     ------------------------------
                                     Ziv Shoshani, Director

      March 15, 2004                 /s/ Mark I. Solomon
                                     ------------------------------
                                     Mark I. Solomon, Director

      March 15, 2004                 /s/ Jean-Claude Tine
                                     ------------------------------
                                     Jean-Claude Tine, Director

      March 15, 2004                 /s/ Ruta Zandman
                                     ------------------------------
                                     Ruta Zandman, Director

                          Vishay Intertechnology, Inc.

                        Consolidated Financial Statements

                  Years ended December 31, 2003, 2002, and 2001





                                    Contents

Report of Independent Auditors.............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................F-2
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Cash Flows......................................F-5
Consolidated Statements of Stockholders' Equity............................F-6
Notes to Consolidated Financial Statements.................................F-8

                         Report of Independent Auditors

Board of Directors and Stockholders
Vishay Intertechnology, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 5, 2004

                          Vishay Intertechnology, Inc.

                           Consolidated Balance Sheets

               (In thousands, except per share and share amounts)

                                                            December 31
                                                        2003            2002
                                                    ---------------------------
Assets
Current assets:
  Cash and cash equivalents                         $   555,540     $   339,938
  Accounts receivable, less allowances of
   $13,704 and $18,172                                  374,240         343,511
  Inventories:
   Finished goods                                       171,447         219,769
   Work in process                                      154,532         142,846
   Raw materials                                        189,413         191,451
  Deferred income taxes                                  48,471          47,297
  Prepaid expenses and other current assets             143,610         188,881
                                                    ---------------------------
Total current assets                                  1,637,253       1,473,693


Property and equipment - at cost:
  Land                                                  110,021         118,000
  Buildings and improvements                            375,178         339,869
  Machinery and equipment                             1,644,270       1,609,931
  Construction in progress                               85,169          61,830
                                                    ---------------------------
                                                      2,214,638       2,129,630
  Less allowances for depreciation                     (994,843)       (854,780)
                                                    ---------------------------
                                                      1,219,795       1,274,850

Goodwill                                              1,466,714       1,356,293

Other intangible assets                                 128,955         122,417

Other assets                                            119,796          87,906
                                                    ---------------------------
Total assets                                        $ 4,572,513     $ 4,315,159
                                                    ===========================

Continues on following page.

                                                            December 31
                                                         2003          2002
                                                     ---------------------------
Liabilities and stockholders' equity
Current liabilities:
  Notes payable to banks                             $    17,511    $    18,161
  Trade accounts payable                                 158,182        123,999
  Payroll and related expenses                           111,842        103,184
  Other accrued expenses                                 288,432        303,609
  Income taxes                                            10,112          8,734
  Current portion of long-term debt                        1,282         18,550
                                                     ---------------------------
Total current liabilities                                587,361        576,237

Long-term debt less current portion                      836,606        706,316
Deferred income taxes                                     35,036         52,935
Deferred income                                           27,659         42,345
Other liabilities                                        248,652        266,893
Accrued pension and other post
  retirement costs                                       239,950        235,661

Minority interest                                         83,215         75,985

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $1.00 per share:
   authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share:
   authorized - 300,000,000 shares;
   144,668,594 and 144,297,101 shares
   outstanding after deducting 332,850 shares
   in treasury                                            14,467         14,429
  Class B convertible Common Stock, par value
   $.10 per share: authorized - 40,000,000
   shares; 15,382,296  and 15,383,581 shares
   outstanding after deducting 279,453 shares
   in treasury                                             1,538          1,538
  Capital in excess of par value                       1,918,785      1,910,994
  Retained earnings                                      550,196        523,354
  Unearned compensation                                     (306)          (413)
  Accumulated other comprehensive income
    (loss)                                                29,354        (91,115)
                                                     ---------------------------
Total stockholders' equity                             2,514,034      2,358,787
                                                     ---------------------------
Total liabilities and stockholders' equity           $ 4,572,513    $ 4,315,159
                                                     ===========================


See accompanying notes.


                         Vishay Intertechnology, Inc.

                    Consolidated Statements of Operations

              (In thousands, except per share and share amounts)

                                                                     Year ended December 31
                                                         2003                 2002               2001
                                                    ------------------------------------------------------

Net sales                                           $   2,170,597        $   1,822,813       $   1,655,346
Costs of products sold                                  1,690,267            1,454,540           1,273,827
Loss on long-term purchase commitments                     11,392              106,000                --
                                                    ------------------------------------------------------
Gross profit                                              468,938              262,273             381,519

Selling, general, and administrative
  expenses                                                381,406              311,251             278,171
Amortization of goodwill                                     --                   --                11,190
Restructuring and severance costs                          29,560               30,970              61,908
Purchased research and development                           --                   --                16,000
                                                    ------------------------------------------------------
                                                           57,972              (79,948)             14,250
                                                    ------------------------------------------------------
Other income (expense):
  Interest expense                                        (37,831)             (28,761)            (16,848)
  Gain on insurance claim                                  33,906                 --                  --
  Loss on extinguishment of debt                           (9,910)                --                  --
  Other                                                     2,289                8,664              12,701
                                                    ------------------------------------------------------
                                                          (11,546)             (20,097)             (4,147)
                                                    ------------------------------------------------------
Earnings (loss) before income taxes
  (benefit) and minority interest                          46,426             (100,045)             10,103
Income tax provision (benefit)                             11,528              (16,900)              5,695
Minority interest                                           8,056                9,469               3,895
                                                    ------------------------------------------------------
Net earnings (loss)                                 $      26,842        $     (92,614)      $         513
                                                    ======================================================

Basic earnings (loss) per share                     $        0.17        $       (0.58)      $        0.00
                                                    ======================================================
Diluted earnings (loss) per share                   $        0.17        $       (0.58)      $        0.00
                                                    ======================================================
Weighted average shares
 outstanding:
  Basic                                               159,631,000          159,413,000         141,171,000
  Diluted                                             160,443,000          159,413,000         142,514,000


See accompanying notes.


                          Vishay Intertechnology, Inc.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                          Year ended December 31
                                                                     2003           2002          2001
                                                                  ----------------------------------------
Operating activities
Net earnings (loss)                                               $  26,842      $ (92,614)     $     513
Adjustments to reconcile net earnings
(loss) to net cash provided by operating activities:
  Depreciation and amortization                                     194,055        180,748        163,387
  Loss (gain) on disposal of property and equipment                   2,521            296         (1,472)
  Minority interest in net earnings of
   consolidated subsidiaries                                          8,056          9,469          3,895
  Purchased research and development                                   --             --           16,000
  Noncash (credit) charge for change in
   fair value of interest rate swap                                  (3,783)           115          3,668
  Accretion of interest on convertible
   debentures                                                         8,396          9,325          5,313
  Write-downs of tantalum and palladium                               6,991         27,400         70,000
  Inventory write-offs for obsolescence                              54,285         37,120         29,670
  Gain on insurance claim                                           (33,906)          --             --
  Loss on extinguishment of debt                                      9,910           --             --
  Asset impairment charges included in
   restructuring costs                                                1,014         12,363         20,974
  Loss on long-term purchase commitments                             11,392        106,000           --
  Utilization of purchase commitment liability                      (28,000)          --             --
  Deferred grant income                                             (12,359)       (17,322)       (19,064)
  Changes in operating assets and liabilities,
    net of effects of businesses acquired:
   Accounts receivable                                               (5,634)       102,322        120,095
   Inventories                                                      (30,448)        42,298        (93,632)
   Prepaid expenses and other current assets                         51,367          6,257         (7,321)
   Accounts payable                                                  25,474            455        (71,761)
   Other current liabilities                                         (6,110)       (29,766)      (105,685)
   Other                                                            (24,307)       (27,595)        26,838
                                                                  ---------------------------------------
Net cash provided by operating activities                           255,756        366,871        161,418
                                                                  ---------------------------------------
Investing activities
Purchases of property and equipment                                (126,635)      (110,074)      (162,493)
Proceeds from sale of property and equipment                         19,349         20,621          9,911
Purchases of businesses, net of cash acquired                       (41,161)      (278,735)      (172,468)
                                                                  ---------------------------------------
Net cash used in investing activities                              (148,447)      (368,188)      (325,050)
                                                                  ---------------------------------------
Financing activities
Net payments on revolving credit lines                             (111,000)       (14,000)      (100,047)
Proceeds from long-term borrowings, net of
 issuance costs                                                     484,206            201        294,511
Principal payments on long-term debt                               (284,595)       (17,217)          (444)
Purchase of treasury stock                                             --             --             (850)
Proceeds from stock options exercised                                 4,740          3,161            854
Net changes in short-term borrowings                                   (316)       (10,452)         3,274
                                                                  ---------------------------------------
Net cash provided by (used in) financing
 activities                                                          93,035        (38,307)       197,298
Effect of exchange rate changes on cash                              15,258         12,447         (3,764)
                                                                  ---------------------------------------
Increase (decrease) in cash and cash
 equivalents                                                        215,602        (27,177)        29,902
Cash and cash equivalents at beginning
  of year                                                           339,938        367,115        337,213
                                                                  ---------------------------------------
Cash and cash equivalents at end of year                          $ 555,540      $ 339,938      $ 367,115
                                                                  =======================================


See accompanying notes.


                                                     Vishay Intertechnology, Inc.
                                          Consolidated Statements of Stockholders' Equity
                                                (In thousands, except share amounts)


                                                      Class B                                           Accumulated
                                                    Convertible    Capital                                 Other         Total
                                           Common      Common     in Excess     Retained    Unearned    Compenhensive Stockholders'
                                            Stock      Stock     of Par Value   Earnings   Compensation Income (loss)    Equity
                                         -----------------------------------------------------------------------------------------

Balance at January 1, 2001               $  12,241   $    1,552   $ 1,319,426   $  615,455   $  (1,248)   $ (113,571)  $1,833,855
Net earnings                                  --           --            --            513        --            --            513
Foreign currency translation adjustment       --           --            --           --          --          (7,638)      (7,638)
Pension liability adjustment                  --           --            --           --          --          (8,557)      (8,557)
Cumulative effect of adoption of
  SFAS No. 133                                --           --            --           --          --              51           51
Loss on derivative financial instruments      --           --            --           --          --            (696)        (696)
                                                                                                                       ----------
Comprehensive loss                                                                                                        (16,327)
                                                                                                                       ----------
Stock issued (22,573 shares)                     2         --             443         --          (446)         --             (1)
Stock options exercised (85,877 shares)          9         --             845         --          --            --            854
Conversions from Class B to common
  (21,917 shares)                                2           (2)         --           --          --            --           --
Common stock repurchase (48,500 shares)         (5)        --            (846)        --          --            --           (851)
Tax effects relating to stock plan            --           --             423         --          --            --            423
Amortization of unearned compensation         --           --            --           --           773          --            773
Stock issued - General Semiconductor
  acquisition (21,305,127 shares)            2,131         --         497,688         --          --            --        499,819
Stock options issued - General
  Semiconductor acquisition                   --           --          48,000         --          --            --         48,000
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 2001                14,380        1,550     1,865,979      615,968        (921)     (130,411)   2,366,545
Net loss                                      --           --            --        (92,614)       --            --        (92,614)
Foreign currency translation
  adjustment                                  --           --            --           --          --          64,343       64,343
Pension liability adjustment                  --           --            --           --          --         (23,230)     (23,230)
Loss on derivative financial
  instruments                                 --           --            --           --          --          (1,817)      (1,817)
                                                                                                                       ----------
Comprehensive loss                                                                                                        (53,318)
                                                                                                                       ----------
Stock issued (127,270 shares)                   11         --           2,124         --          (135)         --          2,000
Stock options exercised
  (260,720 shares)                              26         --           3,135         --          --            --          3,161
Conversions from Class B to common
  (113,053 shares)                              12          (12)         --           --          --            --           --
Warrants issued - BCcomponents
  acquisition                                 --           --          39,462         --          --            --         39,462
Tax effects relating to stock plan            --           --             294         --          --            --            294
Amortization of unearned compensation         --           --            --           --           643          --            643
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 2002                14,429        1,538     1,910,994      523,354        (413)      (91,115)   2,358,787

Continues on Following Page.



                                                         Vishay Intertechnology, Inc.
                                          Consolidated Statements of Stockholders' Equity (continued)
                                                    (In thousands, except share amounts)


                                                       Class B                                          Accumulated
                                                     Convertible    Capital                                Other         Total
                                            Common      Common     in Excess     Retained   Unearned    Compenhensive Stockholders'
                                             Stock      Stock     of Par Value   Earnings  Compensation Income (loss)    Equity
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2002               $  14,429   $   1,538   $1,910,994   $ 523,354   $   (413)   $ (91,115)    $2,358,787
Net earnings                                    --          --           --        26,842       --           --           26,842
Foreign currency translation adjustment         --          --           --          --         --        111,369        111,369
Pension liability adjustment                    --          --           --          --         --          6,638          6,638
Gain on derivative financial instruments        --          --           --          --         --          2,462          2,462
                                                                                                                      ----------
Comprehensive income                                                                                                     147,311
                                                                                                                      ----------
Stock issued (14,000 shares)                       2        --            212        --         --           --              214
Stock options exercised (356,313 shares)          36        --          4,704        --         --           --            4,740
Fair value of modifications to
  nonemployee stock options                     --          --          1,776        --         --           --            1,776
Tax effects relating to stock plan              --          --          1,099        --         --           --            1,099
Conversions from Class B to common
  (1,018 shares)                                --          --           --          --         --           --             --
Amortization of unearned compensation           --          --           --          --          107         --              107
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2003               $  14,467   $   1,538   $1,918,785   $ 550,196   $   (306)   $  29,354     $2,514,034
                                           ======================================================================================

See accompanying notes.

                          Vishay Intertechnology, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003

Vishay Intertechnology, Inc. ("Vishay" or the "Company") is an international manufacturer and supplier of passive and active electronic components, including resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, photoelastic sensors, power MOSFETS, power conversion and motor control integrated circuits, transistors, diodes and optoelectronic components. Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

1.    Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of Vishay and all of its subsidiaries in which a controlling financial interest is maintained. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent, the outside stockholders' interests are shown as Minority Interest in the accompanying consolidated balance sheets. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. All significant intercompany transactions, accounts, and profits are eliminated.

Revenue Recognition
The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. The Company has agreements with distributors that historically provided limited rights of product return. Beginning in 2002, the Company modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a "scrap allowance." Consistent with industry practice, the Company also has a "stock, ship and debit" program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.

The Company records a reduction of revenue during each period, and records a related accrued expense for the period, based upon its estimate of product returns, scrap allowances, "stock, ship and debit" credits and price protection credits that will be attributable to sales recorded through the end of the period. The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions and historical experience under the programs. While the Company utilizes a number of different methodologies to estimate the accruals, all of the methodologies take into account sales levels to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits. These procedures require the exercise of significant judgments, but the Company believes that they allow the Company to reasonably estimate future credits under the programs.

                          Vishay Intertechnology, Inc.

1.    Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs
Shipping and handling costs are included in costs of products sold.

Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $45,377,000, $37,095,000, and $30,176,000, for the
years ended December 31, 2003, 2002, and 2001, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants
Grants received by certain foreign subsidiaries from foreign governments, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants from the Israeli government recognized as a reduction of costs of products sold were $12,359,000, $17,322,000, and $19,064,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Grants receivable of $9,223,000 and $16,374,000 are included in other current assets at December 31, 2003 and 2002, respectively. Deferred grant income was $27,659,000 and $42,345,000 at December 31, 2003 and 2002, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Cash Equivalents
Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense was $4,181,000, $6,672,000, and $7,112,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

                          Vishay Intertechnology, Inc.

1.    Summary of Significant Accounting Policies (continued)

Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2003 was approximately $14.5 million. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $180,706,000, $172,174,000, and $149,225,000, for the
years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill and Other Intangible Assets
The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. The Company has assigned an indefinite useful life to its tradenames. Prior to adoption of SFAS No. 142, goodwill was amortized over periods ranging from twenty to forty years.

Definite-lived intangible assets are amortized over their estimated useful lives. Completed technology is being amortized over useful lives of seven to ten years. Noncompete agreements are being amortized over a period of one to five years. The Company continually evaluates the reasonableness of the useful lives of these assets.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit using a comparable companies market multiple approach. If the net book value of the reporting unit were to exceed the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit's goodwill is less than its carrying amount.

The Company completed the transitional goodwill impairment test as of January 1, 2002. Fair value of reporting units was determined using comparable company market multiples. The Company determined that there was no goodwill impairment as of January 1, 2002. The Company's required annual impairment test is completed as of October 1 of each year. The Company also performed an additional impairment test at September 30, 2002 because events and circumstances indicated that goodwill of its passives reporting unit might be impaired. Management concluded that no impairment existed at September 30, 2002. Additionally, it was determined that no impairment existed based on the annual impairment tests for 2003 and 2002.

                          Vishay Intertechnology, Inc.

1.    Summary of Significant Accounting Policies (continued)

The Company completed the transitional impairment test of its tradenames as of January 1, 2002. The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use. No impairment of the tradenames was determined to exist at January 1, 2002. The annual impairment test of tradenames is completed as of October 1 of each year. It was determined that no impairment existed based on the annual impairment tests for 2003 and 2002.

Impairment of Long-Lived Assets
The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted by the Company as of January 1, 2002. Adoption of SFAS No. 144 had no effect on the Company's financial position or its results of operations. The carrying value of long-lived assets held and used, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. Losses on long-lived assets held for sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Stock-Based Compensation
SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB No. 25 and related interpretations. The following is provided to comply with the disclosure requirements of SFAS No. 123 as amended. If compensation cost for the Company's stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company's results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                               Year ended December 31
                                                                    2003                  2002              2000
                                                               --------------        --------------    --------------

Net earnings (loss), as reported                               $       26,842        $      (92,614)   $          513
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all
  awards, net of related tax effects                                   (1,612)               (2,430)           (3,742)
                                                               --------------        --------------         ---------
Pro forma net earnings (loss)                                  $       25,230        $      (95,044)   $       (3,229)
                                                               ==============        ==============         =========

Earnings (loss) per share:
   Basic--as reported                                          $         0.17        $        (0.58)        $    0.00
                                                               ==============        ==============         =========
   Basic--pro forma                                            $         0.16        $        (0.60)        $   (0.02)
                                                               ==============        ==============         =========

   Diluted--as reported                                        $         0.17        $        (0.58)        $    0.00
                                                               ==============        ==============         =========
   Diluted--pro forma                                          $         0.16        $        (0.60)        $   (0.02)
                                                               ==============        ==============         =========

                          Vishay Intertechnology, Inc.

1.    Summary of Significant Accounting Policies (continued)

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below. Options granted in 2003 and 2002 had a weighted average fair value of $6.53 and $8.62, respectively, and an exercise price equal to the market value. No options were granted in 2001 under the Vishay stock option programs.

                                                        2003             2002
                                                       Grants           Grants
                                                    ---------------------------
Expected dividend yield                                  -                 -
Risk-free interest rate                                 2.2%             3.5%
Expected volatility                                    61.2%            63.2%
Expected life (in years)                                4.5              4.5

Derivative Financial Instruments
Derivative instruments are reported on the consolidated balance sheet at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income and the ineffective portion, if any, is reported in net earnings (loss). Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings. The Company uses interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing exposure to market rate fluctuations. The interest rate swap agreements are designated as hedges. At December 31, 2003, the Company had no outstanding interest rate swap agreements. See Note 14.

In prior years, the Company used financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. At December 31, 2003 and 2002, the Company had no outstanding forward exchange contracts.

Foreign Currency Translation
The financial statements for most of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.

                          Vishay Intertechnology, Inc.

1.    Summary of Significant Accounting Policies (continued)

Commitments and Contingencies
Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Accrued liabilities for environmental matters recorded at December 31, 2003 and 2002 do not include claims against third parties and are not discounted.

Accounting Pronouncements Pending Adoption
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003: The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003: The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003: The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial position, results of operations, or liquidity. The Company does not expect the adoption of FIN 46-R provisions applicable to Non-SPEs created prior to February 1, 2003, to have a material impact on our financial position, results of operations or liquidity.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised standard retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net period cost of defined pension plans and other defined benefit postretirement plans. The Company has adopted the disclosure requirements required by SFAS No. 132 (revised 2003) for our U.S. pension and other postretirement plans, as included in Note 11. As permitted by SFAS No. 132, certain disclosures regarding non-U.S. pension plans and estimated future benefit payments for both U.S. and non-U.S. pension and other postretirement benefit plans will be delayed until 2004.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

                          Vishay Intertechnology, Inc.

2.    Acquisitions

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise. In the past three years, the Company has taken advantage of the downturn in the electronics industry and the strength of its own balance sheet to acquire businesses for consideration that it believes was lower than what it would have been required to pay in other economic environments. In pricing an acquisition, the Company focuses primarily on the target's revenues and customer base, the strategic fit of its product line with the Company's existing product offerings, opportunities for cost cutting and integration with the Company's existing operations and production and other postacquisition synergies rather than on the target's assets, such as its property, equipment and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

These principles apply in particular to acquisitions in the passive segment. The passive electronics business is a mature industry that, in general, has a slow organic growth rate linked to macro-economic trends. The Company's business strategy for growth in the passive segment relies primarily upon the acquisition of other electronic components manufacturers whose operations satisfy its acquisition criteria. Rather than focusing on the assets of the acquired company, the Company seeks to capture its sales and customers, which it expects to service in substantial measure with its own long-term assets and personnel. In this regard, the Company anticipates that, following the acquisition, it will be able to maintain sales levels on the strength of its relationships with original equipment manufacturers (OEMs), distributors and electronic manufacturers' supply (EMS) companies. The Company also anticipates that it will be able to achieve fairly rapid cost reductions by eliminating or combining redundant sales offices, sales personnel, commission representatives and administrative staff; eliminating or consolidating manufacturing facilities; and transferring manufacturing operations from high-labor-cost countries to low-labor-cost jurisdictions. These savings and synergies were made possible in the recent environment of depressed activity in the electronics industry by low utilization of manufacturing and distribution capacity in the passive segment. The property and equipment of an acquired company are expected to be eliminated or substantially reduced and are valued accordingly. The result for acquisitions in the passive segment is recognition of a substantial amount of goodwill.

No acquisitions were made during the year ended December 31, 2003.

Year ended December 31, 2002

In January 2002, the Company acquired the transducer and strain gage businesses of Sensortronics, Inc. The acquisition included the wholly owned subsidiary of Sensortronics, JP Technologies, a manufacturer of strain gages, located in San Bernardino, California. The purchase price was $10 million in cash. The purchase price has been allocated, with resulting goodwill of $3,027,000. The results of operations are included in the results of the passives segment from January 31, 2002.

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

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

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

In October 2002, the Company acquired Celtron Technologies. Celtron is engaged in the production and sale of load cells used in digital scales for the weighing industry, with manufacturing facilities and offices in Taiwan, the People's Republic of China, and California. The purchase price of $13.5 million in cash has been allocated with resulting goodwill of $4,711,000. Results of operations are included in the passives segment beginning October 1, 2002.

On December 13, 2002, the Company acquired BCcomponents Holdings B.V., a leading manufacturer of passive components with operations in Europe, India and the Far East. The product lines of BCcomponents include linear and non-linear resistors; ceramic, film and aluminum electrolytic capacitors; and switches and trimming potentiometers. The acquisition of BCcomponents, and the recognition of substantial goodwill in the acquisition, were consistent with the general principles described above that guide the Company's acquisition activity and their application in particular to acquisitions in the passive component segment.

Vishay acquired the outstanding shares of BCcomponents in exchange for ten-year warrants to acquire 7,000,000 shares of Vishay common stock at an exercise price of $20.00 per share and ten-year warrants to acquire 1,823,529 shares of Vishay common stock at an exercise price of $30.30 per share. The fair value of the warrants ($39,462,000) was determined using the Black-Scholes option-pricing model. Significant assumptions used included an expected dividend yield of 0%, a risk-free interest rate of 3%, an expected volatility of 66%, and an expected life of five years.

In the transaction, outstanding obligations of BCcomponents, including indebtedness and transaction fees and expenses, in the amount of approximately $224 million were paid ($191 million) or assumed ($33 million). Also, $105 million in principal amount of BCcomponents' mezzanine indebtedness and certain other securities of BCcomponents were exchanged for $105 million principal amount of floating rate unsecured loan notes of Vishay due 2102. The Vishay notes bear interest at LIBOR plus 1.5% through December 31, 2006 and at LIBOR thereafter. The interest rate could be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to Vishay in exchange for 6,176,471 shares of Vishay common stock in the aggregate, and Vishay may call the notes in exchange for cash or for shares of its common stock after 15 years from the date of issuance. The purchase price was as follows (in thousands):

Cash consideration                                    $   191,000
Warrants issued                                            39,462
Acquisition costs                                           3,000
                                                      -----------
Total purchase price                                  $   233,462
                                                      ===========

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

Under purchase accounting, the total purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. At December 31, 2002, the purchase price allocation was preliminary, pending the completion of asset appraisals and negotiations with labor councils regarding planned restructuring. These matters were resolved in 2003, resulting in an increase in goodwill of $66,347,000. The purchase price allocation is now final. The purchase price was allocated to the acquired assets and liabilities based on fair values as follows (in thousands):

Current assets                                       $  91,859
Property and equipment                                  68,762
Other assets                                             3,054
Tradenames                                              23,000
Completed technology                                    19,000

Current liabilities                                   (118,425)
Long-term debt                                        (126,328)
Other noncurrent liabilities                           (29,860)
Goodwill                                               302,400
                                                     ---------
Total purchase price                                 $ 233,462
                                                     =========

In connection with the BCcomponents acquisition, the Company recorded restructuring liabilities of $47,794,000 under an exit plan that management began to formulate prior to the acquisition date. Approximately $45,855,000 of these liabilities relate to employee termination costs covering approximately 780 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. This liability is recorded in other accrued expenses and is expected to be paid by June 30, 2004. Future adjustments to decrease the restructuring liabilities would increase goodwill. A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):


                                                                     Number of
                                      Severance                      Employees
                                        Costs           Other        Terminated     Total
                                      -------------------------------------------------------

Balance at December 31, 2002          $ 45,855        $  1,939           780         $ 47,794
Utilized                               (30,018)         (1,939)         (624)         (31,957)
Foreign currency translation             5,153            --            --              5,153
Change in estimate                      (1,328)           --             (13)          (1,328)
                                      --------------------------------------------------------
Balance at December 31, 2003          $ 19,662        $   --             143         $ 19,662
                                      ========================================================

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

Year ended December 31, 2001

In January 2001, the Company purchased Tansitor, a manufacturer of wet tantalum electrolytic capacitors and miniature conformal coated solid tantalum capacitors, for $18.3 million in cash. The acquisition was accounted for as a purchase and included in the results of operations of the passives segment from January 1, 2001.

On July 27, 2001, the Company agreed to purchase from Infineon Technologies AG, Munich, the Infineon optoelectronic infrared components business. This business produces optocouplers and optoelectric infrared data components transceivers (IRDCs). Under the terms of the agreement, the Company purchased Infineon's U.S. development, marketing, and distribution activities located in the San Jose, California headquarters and a manufacturing facility located in Malaysia. The total purchase price for this transaction was approximately $116 million in cash. A partial payment of $78 million was made on July 27, 2001, and a second payment of $38 million was made on December 31, 2001 to acquire the facility in Malaysia. The results of operations of Infineon's U.S. infrared components business are included in the results of the actives segment from July 27, 2001. The results of operations of the Malaysia facility are included from December 31, 2001, its acquisition date. The purchase price was allocated to the acquired assets and liabilities based on fair values as follows (in thousands):

Current assets                                             $  28,121
Property and equipment                                        27,575
Completed technology                                           8,000
Other assets                                                     226


Current liabilities                                          (14,200)
Goodwill                                                      66,351
                                                           ---------
Total purchase price                                       $ 116,073
                                                           =========

On November 2, 2001, the Company acquired General Semiconductor, Inc., a leading manufacturer of rectifiers and power management devices, following approval of the transaction and related matters by stockholders of the two companies, for $554.8 million, including acquisition expenses of $7.0 million. Stockholders of General Semiconductor received 0.563 shares of Vishay common stock for each General Semiconductor share in a tax-free exchange. The Company valued the stock issued using an average closing price of its common stock for the period beginning three trading days immediately prior to the date the acquisition was announced (August 1, 2001) and ending the three trading days immediately thereafter, or an average of $23.46 per share. The aggregate fair value was determined by multiplying the total number of shares of Vishay common stock issued (21,305,127) by $23.46 per share, or approximately $499,818,000. The Company assumed General Semiconductor options that became exercisable for approximately 4.3 million shares of Vishay common stock, with a fair value of $48 million. The fair value of the options was determined using the Black-Scholes option-pricing model. The significant assumptions used included an expected dividend yield of 0.0%, a risk-free interest rate of 3%, an expected volatility of 66%, and an expected life of five years. General Semiconductor also had outstanding $172.5 million principal amount of 5.75% convertible notes, of which $1.5 million principal amount was repurchased by the Company in January 2002. The remaining principal amount was repurchased by the Company in September 2003. See Note 6. The notes were convertible into approximately 6.2 million shares of Vishay common stock. The results of operations of General Semiconductor are included in the results of the actives segment from November 2, 2001.

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

The final purchase allocation is as follows (in thousands):

Current assets                                                 $ 153,115
Property and equipment                                           184,524
Other assets                                                       7,896
Noncompete agreements                                              5,604
Tradenames                                                        35,000
Completed technology                                              37,000
Purchased in-process technology                                   16,000

Current liabilities                                             (188,410)
Long-term debt                                                  (255,502)
Other non-current liabilities                                   (111,290)
Goodwill                                                         670,909
                                                               ---------
Total purchase price                                           $ 554,846
                                                               =========

In connection with the General Semiconductor acquisition, the Company recorded restructuring liabilities of $94,643,000 under an exit plan that management began to formulate prior to the acquisition date. The exit plan includes downsizing certain European and Taiwan facilities and moving production to low-labor-cost areas such as Israel, the Czech Republic, and the People's Republic of China. The plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. The Company's goal under the plan is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic, and the People's Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. Approximately $88,242,000 of these restructuring liabilities related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $6,401,000 related to provisions for lease cancellations and other costs. The liability is recorded in other accrued expenses and is expected to be paid by June 30, 2004. Future adjustments to decrease the restructuring liabilities would increase goodwill.

A rollforward of the activity in these restructuring liabilities is as follows (in thousands, except number of employees):


                                                                             Number of
                                            Severance                        Employees
                                              Costs            Other         Terminated       Total
                                          ------------------------------------------------------------

Balance at January 1, 2002                  $ 88,242         $  6,401          1,460         $ 94,643
Utilized                                     (52,118)          (1,249)          (426)         (53,367)
Changes in estimate                           (7,900)            --             (147)          (7,900)
                                            ----------------------------------------------------------
Balance at December 31, 2002                $ 28,224         $  5,152            887         $ 33,376
Utilized                                      (6,563)          (2,641)          (118)          (9,204)
Foreign currency translation                     504             --             --                504
Changes in estimate                             (271)            --             --               (271)
                                            ----------------------------------------------------------
Balance at December 31, 2003                $ 21,894         $  2,511            769         $ 24,405
                                            ==========================================================

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

The change in the estimate of restructuring liabilities for the acquisition of General Semiconductor in 2002 resulted from a decision not to downsize one of General Semiconductor's European facilities. At the time that the Company formulated its exit plan, it did not anticipate the robust demand experienced in 2002 for the active components manufactured by that facility. Accordingly, the Company did not terminate the 147 employees whose positions it had originally expected to eliminate. The Company reduced restructuring liabilities (and goodwill) by $7,900,000, the amount of the anticipated termination costs for these employees that had been included in the purchase allocation. The remaining liability is expected to be paid in 2004.

On November 7, 2001, the Company acquired Yosemite Investment, Inc. d/b/a North American Capacitor Company, also known as Mallory, for approximately $45 million in cash. With manufacturing facilities in Greencastle, Indiana and Glasgow, Kentucky, Mallory is a leading manufacturer of wet tantalum electrolytic capacitors, among other businesses. Subsequently, in February 2002, Vishay sold the audible signal business of Mallory for $4,925,000, consisting of $3,925,000 in cash and a $1,000,000 promissory note and recognized no gain or loss. On April 1, 2002, the Company sold the resale business of Mallory for $8.8 million, consisting of $7.6 million in cash and a $1.2 million subordinated promissory note and recognized no gain or loss. The purchase price was allocated to the acquired assets and liabilities based on fair values as follows (in thousands):

Current assets                                                $ 11,033
Property and equipment                                           6,347


Current liabilities                                             (3,555)
Long-term debt                                                    (857)
Goodwill                                                        31,684
                                                              --------
Total purchase price                                          $ 44,652
                                                              ========

The BLH, Tansitor, Celtron, Nobel, Tedea-Huntleigh, Sensortronics, Mallory and Infineon acquisitions were funded with cash on hand and borrowings under Vishay's revolving credit facility.

                          Vishay Intertechnology, Inc.

2.    Acquisitions (continued)

Had all of the acquisitions previously described been made at the beginning of the respective periods, the Company's pro forma unaudited results would have been (in thousands, except per share amounts):

                                                    Year ended December 31
                                                    2002             2001
                                                 -----------------------------

Net sales                                        $ 2,095,657     $ 2,415,651
Net loss                                            (127,379)        (82,166)

Basic and diluted loss per share                       (0.80)          (0.52)

The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, adjustments to depreciation based on the fair value of property and equipment acquired, write-off of purchased in-process research and development, amortization of intangible assets and related tax effects. Pro forma net loss for the year ended December 31, 2001 includes pretax restructuring charges of $88,846,000 recorded by General Semiconductor and BCcomponents prior to acquisition. Goodwill related to the acquisitions is not tax-deductible.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

                          Vishay Intertechnology, Inc.

3.    Goodwill and Other Intangible Assets

As discussed in Note 1, the Company adopted SFAS No. 142 on January 1, 2002. The Company's net earnings and earnings per share adjusted to exclude goodwill amortization for the year prior to adoption were as follows:

                                                                 Year ended
                                                                 December 31
                                                                    2001
                                                                ------------


Reported net earnings                                           $      513
Add back: Goodwill amortization, net of tax                         10,414
                                                                ----------
Adjusted net earnings                                           $   10,927
                                                                ==========

Basic earnings per share:
   Reported net earnings                                        $     0.00
   Goodwill amortization, net of tax                                  0.08
                                                                ----------
   Adjusted net earnings                                        $     0.08
                                                                ==========

Diluted earnings per share:
   Reported net earnings                                        $     0.00
   Goodwill amortization, net of tax                                  0.08
                                                                ----------
   Adjusted net earnings                                        $     0.08
                                                                ==========

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2003 and 2002 were as follows:


                                               Actives           Passives          Total
                                             -----------------------------------------------
                                                               (In thousands)

Balance at January  1, 2002                  $   864,375       $   213,415      $ 1,077,790

Goodwill acquired during the year                   --             276,606          276,606
Purchase price allocation adjustments             (8,332)              830           (7,502)
Currency translation adjustments                   5,158             4,241            9,399
                                             -----------       -----------      -----------
Balance at December 31, 2002                     861,201           495,092        1,356,293

Purchase price allocation adjustments               --              66,347           66,347
Currency translation adjustments                  22,191            21,883           44,074
                                             -----------       -----------      -----------
Balance at December 31, 2003                 $   883,392       $   583,322      $ 1,466,714
                                             ===========       ===========      ===========


Passives segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes. Goodwill allocated to the Other Passives reporting unit at December 31, 2003 is $541,909,000. Goodwill allocated to the Measurements Group reporting unit at December 31, 2003 is $41,413,000.

                          Vishay Intertechnology, Inc.

3.    Goodwill and Other Intangible Assets (continued)

Other intangible assets were as follows:


                                                                                 December 31
                                                                             2003           2002
                                                                          ---------------------------
                                                                               (In thousands)

  Intangible Assets Subject to Amortization (Definite Lived)
   Patents and acquired technology                                        $  79,715       $  67,000
   Noncompete agreements                                                      7,604           7,604
                                                                          ---------------------------
                                                                             87,319          74,604
Accumulated amortization
   Patents and acquired technology                                          (15,330)         (5,184)
   Noncompete agreements                                                     (6,383)         (3,003)
                                                                          ---------------------------
                                                                            (21,713)         (8,187)
                                                                          ---------------------------
Net Intangible Assets Subject to Amortization                                65,606          66,417

Intangible Assets Not Subject to Amortization (Indefinite Lived)
    Tradenames                                                               63,349          56,000

                                                                          ---------------------------
                                                                          $ 128,955       $ 122,417
                                                                          ===========================


Amortization expense was $13,029,000, $7,171,000, and $1,017,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Estimated annual amortization expense for each of the next five years is as follows: 2004 - $9,291,000; 2005 - $8,869,000; 2006 - $8,469,000; 2007 - $8,469,000; and 2008 -
$8,469,000.

                          Vishay Intertechnology, Inc.

4.    Restructuring and Severance Costs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Effective January 1, 2003, restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates were too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

Year Ended December 31, 2003

The Company recorded restructuring and severance costs of $29,560,000 for the year ended December 31, 2003. Restructuring of European and Asian operations included $23,007,000 of employee termination costs covering 546 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $6,553,000 of restructuring and severance costs relates to termination costs of $5,539,000 for 162 technical, production, administrative and support employees located in the United States, and $1,014,000 for asset write-downs. The restructuring and severance costs were incurred as part of the cost reduction programs currently being implemented by the Company. Activity related to these costs for the year ended December 31, 2003 is as follows (in thousands, except number of employees):


                                                                           Number of
                                            Severance        Asset         Employees
                                             Costs         Impairment      Terminated      Total
                                           -------------------------------------------------------

Restructuring and severance costs          $ 28,546        $  1,014           708        $ 29,560
Utilized                                    (14,195)         (1,014)         (653)        (15,209)
Foreign currency translation                  1,623            --            --             1,623
                                           -------------------------------------------------------
Balance at December 31, 2003               $ 15,974        $   --              55        $ 15,974
                                           ======================================================

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2004.

                          Vishay Intertechnology, Inc.

4.    Restructuring and Severance Costs (continued)

Year ended December 31, 2002

Restructuring and severance costs were $30,970,000 for the year ended December 31, 2002. Restructuring of European and Israeli operations included $10,698,000 of employee termination costs covering approximately 778 technical, production, administrative and support employees located in the Czech Republic, France, Hungary, Israel, Portugal, and Austria. In the United States, $7,909,000 of restructuring and severance costs related to termination costs for approximately 660 technical, production, administrative and support employees. The remaining $12,363,000 of restructuring and severance costs related to the noncash write-down of building and equipment that are no longer in use. The restructuring and severance costs were incurred as part of the cost reduction programs currently being implemented by the Company. The restructuring activities related to existing business were designed to reduce both fixed and variable costs, particularly in response to the reduced demand for our products occasioned by the electronics industry downturn which began in 2001.

Activity related to these costs is as follows (in thousands, except number of employees):


                                                                      Number of
                                         Severance       Asset       Employees
                                           Costs       Impairment    Terminated      Total
                                         ----------------------------------------------------

Restructuring and severance costs        $ 18,607       $ 12,363       1,438       $ 30,970
Utilized                                   (6,420)       (12,363)       (783)       (18,783)
                                         ----------------------------------------------------
Balance at December 31, 2002               12,187           --           655         12,187
Utilized                                  (10,030)          --          (639)       (10,030)
Foreign currency effect                       661           --          --              661
                                         ----------------------------------------------------
Balance at December 31, 2003             $  2,818       $   --            16       $  2,818
                                         ====================================================

The remaining $2,818,000 of severance costs, currently shown in other accrued expenses, is expected to be paid by March 31, 2004.

Year ended December 31, 2001

Restructuring and severance costs were $61,908,000 for the year ended December 31, 2001. Restructuring of European, Asia Pacific, and Israeli operations included $27,064,000 of employee termination costs covering approximately 3,778 technical, production, administrative and support employees located in France, Hungary, Portugal, Austria, the Philippines, Germany, and Israel. The European operations also recorded $2,191,000 of noncash costs associated with the write-down of buildings and equipment that are no longer in use. In the United States, $13,870,000 of restructuring and severance costs related to termination costs for approximately 1,885 technical, production, administrative and support employees. The remaining $18,783,000 of restructuring and severance costs related to the noncash write-down of buildings and equipment that are no longer in use.

                          Vishay Intertechnology, Inc.

4.    Restructuring and Severance Costs (continued)

Activity related to these costs is as follows (in thousands, except number of employees):


                                                                         Number of
                                         Severance        Asset          Employees
                                           Costs       Impairment        Terminated      Total
                                         ---------------------------------------------------------

Restructuring and severance costs       $ 40,934        $ 20,974           5,663        $ 61,908
Utilized                                 (18,114)        (20,974)         (4,913)        (39,088)
                                        ----------------------------------------------------------
Balance at December 31, 2001              22,820            --               750          22,820
Utilized                                 (19,865)           --              (612)        (19,865)
Changes in estimate                       (1,391)           --              --            (1,391)
                                        ----------------------------------------------------------
Balance at December 31, 2002               1,564            --               138           1,564
Utilized                                  (1,586)           --               (50)         (1,586)
Changes in estimate                           22            --               (88)             22
                                        ----------------------------------------------------------
Balance at December 31, 2003            $   --          $   --              --          $   --
                                        ==========================================================

5.    Income Taxes

Earnings (loss) before income taxes and minority interest consists of the following components:

                                     Year ended December 31
                               2003           2002            2001
                            ------------------------------------------
                                         (In thousands)

Domestic                    $ (20,119)     $ (59,882)      $ (55,598)
Foreign                        66,545        (40,163)         65,701
                            ------------------------------------------
                            $  46,426      $(100,045)      $  10,103
                            ==========================================

Significant components of income taxes are as follows:

                                         Year ended December 31
                                2003              2002               2001
                              ---------------------------------------------
                                              (In thousands)
Current:
   U.S                        $ (1,389)         $(41,991)          $  6,194
   Foreign                       4,977             6,111              9,197
   State                         2,141               776                641
                              ----------------------------------------------
                                 5,729           (35,104)            16,032

Deferred:
   U.S                          (8,640)           30,590            (12,392)
   Foreign                      12,767           (16,152)             4,031
   State                         1,672             3,766             (1,976)
                              ----------------------------------------------
                                 5,799            18,204            (10,337)
                              ----------------------------------------------
                              $ 11,528          $(16,900)          $  5,695
                              ==============================================

                          Vishay Intertechnology, Inc.

5.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31
                                                        2003            2002
                                                     --------------------------
                                                          (In thousands)
Deferred tax assets:
   Pension and other retiree obligations             $  48,229       $  47,710
   Net operating loss carryforwards                    178,029         112,770
   Tax credit carryforwards                             19,204          11,766
   Other accruals and reserves                          69,873          68,792
                                                     --------------------------
Total deferred tax assets                              315,335         241,038
Less valuation allowance                              (107,388)        (63,192)
                                                     --------------------------
                                                       207,947         177,846

Deferred tax liabilities:
   Tax over book depreciation                           92,094          87,483
   Intangible assets not subject to amortization        24,503          24,454
   Other - net                                          31,487          30,359
                                                     --------------------------
Total deferred tax liabilities                         148,084         142,296
                                                     --------------------------
Net deferred tax assets                              $  59,863       $  35,550
                                                     ==========================

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision (benefit) is as follows:


                                                              Year ended December 31
                                                         2003           2002           2001
                                                      -----------------------------------------
                                                                    (In thousands)

Tax at statutory rate                                 $ 16,249        $(35,016)      $  3,536
State income taxes, net of U.S. federal tax benefit      3,319           2,540           (382)
Effect of foreign operations                            (7,816)         11,090         (4,894)
Purchased research and development                        --              --            5,600
Other                                                     (224)          4,486          1,835
                                                      ----------------------------------------
                                                      $ 11,528        $(16,900)      $  5,695
                                                      ========================================

                          Vishay Intertechnology, Inc.

5.    Income Taxes (continued)

At December 31, 2003, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):
                                                                   Expires
                                                -----------------------------

Austria                                         $  7,086         No expiration
Belgium                                          115,969         No expiration
Czech Republic                                     1,508          2005 - 2010
France                                            13,697         No expiration
Germany                                           99,417         No expiration
Israel                                            57,692         No expiration
Netherlands                                       86,333         No expiration
Portugal                                           4,303          2005 - 2009
United States                                    160,824          2021 - 2023

Approximately $30,274,000 of the German carryforward resulted from the Company's acquisition of Roederstein in 1993 and approximately $159,459,000 of the carryforwards in Austria, Belgium, and the Netherlands resulted from the Company's acquisition of BCcomponents in 2002.

In total, valuation allowances of $96,061,000 and $58,126,000 have been recorded at December 31, 2003 and 2002, respectively, for deferred tax assets related to foreign net operating loss carryforwards. Of this, $55,790,000 and $54,441,000, as of December 31, 2003 and 2002, respectively, are valuation allowances, recorded through goodwill, for the acquired net operating losses. If tax benefits are recognized in the future for utilization of these acquired net operating losses, the benefits of such loss utilization will be recorded as a reduction to goodwill. In 2003 and 2002, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $0 and $491,000, respectively.

At December 31, 2003, the Company had the following tax credit carryforwards available (in thousands):

                                                                 Expires
                                                            ------------------

Federal Alternative Minimum Tax                   $13,831     No expiration
California Investment Credit                        3,961      2004 - 2010
California Research Credit                          4,210     No expiration

At December 31, 2003, no provision had been made for U.S. federal and state income taxes on approximately $941,286,000 of foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid, net of amounts refunded, were a net refund of $31,626,000 for the year ended December 31, 2003, and net payments of $2,910,000 and $72,953,000, for the years ended December 31, 2002 and 2001, respectively.

The Company's U.S. income tax returns for the years ended 1999 through 2000 are presently under examination by the Internal Revenue Service. Management believes that potential tax assessment plus related interest and penalties, if any, have been sufficiently provided for in the financial statements.

                          Vishay Intertechnology, Inc.

6.    Long-Term Debt

Long-term debt consists of the following:
                                                              December 31
                                                           2003          2002
                                                        ------------------------
                                                            (In thousands)

Multicurrency revolving credit loans                    $   --        $111,000
Convertible subordinated notes, LYONs, due 2021          229,206       317,830
Convertible unsecured notes, BCcomponents, due 2102      105,000       105,000
Convertible subordinated notes, GSI, due 2006               --         169,347
Convertible subordinated notes, due 2023                 500,000          --
Other debt and capital lease obligations                   3,682        21,689
                                                        ----------------------
                                                         837,888       724,866
Less current portion                                       1,282        18,550
                                                        ----------------------
                                                        $836,606      $706,316
                                                        ======================

Convertible subordinated notes, due 2023

On August 6, 2003, the Company sold $450 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023 and granted the initial purchasers an option to purchase, within 30 days of the date of the offering memorandum relating to the notes, an additional $50 million of the notes. This option was exercised, and the additional $50 million of notes was issued on September 3, 2003. The notes pay interest semiannually.

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur. None of these conditions had occurred as of December 31, 2003. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes.

The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes will be redeemable at the Company's option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013, and August 1, 2018. In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. On any required repurchase, the Company may choose to pay the purchase price in cash or shares of Vishay common stock or any combination of cash and Vishay common stock. The proceeds of the offering of the notes were used to repay other outstanding debt, as well as for general corporate purposes.

The early extinguishment of a portion of the Liquid Yield Option(TM) Notes (LYONs) and the General Semiconductor convertible subordinated notes, described below, resulted in a pretax loss of $9,910,000 in 2003, which included a premium on redemption of approximately $7.3 million and the write-off of deferred financing costs of approximately $2.6 million.

                          Vishay Intertechnology, Inc.

6.    Long-Term Debt (continued)

Revolving Credit Facility

In July 2003, Vishay agreed with the lenders under its secured revolving credit facility to an amendment and restatement of the agreement governing the facility. The maximum availability under the facility, in light of the Company's anticipated liquidity needs, was changed from $500 million to $400 million, and the final maturity of the facility was extended from June 2005 to May 2007. The restatement decreases the Company's minimum tangible net worth requirement to $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings from July 1, 2003, eliminates the covenant on minimum earnings before interest and tax, permits securitization of up to $200 million of non-U.S. accounts receivable, allows for the release of all collateral (other than subsidiary stock and pledges by the Company and its subsidiaries of intercompany notes) under certain circumstances and creates an event of default upon the occurrence of a fundamental change as defined under the Company's convertible subordinated notes due 2023. The Company used approximately $130 million of the proceeds of the offering of the convertible subordinated notes to repay amounts outstanding under the revolving credit facility.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility fees. As of December 31, 2003 and 2002, the Company had $0 and $111,000,000, respectively, outstanding under the revolving credit facility (interest rate of 3.03% at December 31, 2002, or 5.77% after giving effect to interest rate swaps). Letters of credit totaling $6,105,000 and $30,633,000 were issued under the revolving credit facility at December 31, 2003 and 2002, respectively. At December 31, 2003, $393,895,000 was available under the credit facility.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the revolving credit facility. If any subsidiary were to borrow under the credit facility, the Company would provide a similar guarantee with respect to the subsidiary. The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

Liquid Yield Option(TM)  Notes, due 2021

On June 4, 2001, the Company completed a private placement of $550,000,000 face amount Liquid Yield Option(TM) Notes (LYONs) due 2021. In connection with the sale of the LYONs, the Company received net proceeds of $294,096,000 and used the proceeds to pay down existing bank debt. Each LYON has a $1,000 face amount and was offered at a price of $551.26 (55.126% of the principal amount at maturity). The Company will not pay interest on the LYONs prior to maturity unless contingent interest becomes payable.

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

                          Vishay Intertechnology, Inc.

6.    Long-Term Debt (continued)

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

The holders of the LYONs may require the Company to repurchase all or a portion of their LYONs on June 4, 2004, June 4, 2006, June 4, 2011, and June 4, 2016, at various prices set forth in the notes. The Company may choose to pay the purchase price in cash, Vishay common stock, or a combination of both. The Company may redeem for cash all or a portion of the LYONs at any time on or after June 4, 2006 at the prices set forth in the notes. If these notes are put to the Company in 2004, the Company expects to be able to utilize its revolving credit facility or stock to finance the transaction, and accordingly, the notes are classified as long-term on the consolidated balance sheet.

The Company used approximately $97.4 million of the proceeds of the 2003 offering of the convertible subordinated notes to fund the purchase of approximately $97.0 million accreted principal amount ($165.0 million face amount) of its LYONs.

Convertible unsecured notes, BCcomponents, due 2102

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

Convertible subordinated notes, GSI, due 2006

General Semiconductor, which was acquired by the Company on November 2, 2001, had outstanding $172.5 million principal amount of 5.75% convertible subordinated notes due December 15, 2006. The notes were recorded at their fair value of $170.5 million as of the November 2, 2001 acquisition date. Interest on the convertible notes was payable semiannually on June 15 and December 15 of each year. As a consequence of the Company's acquisition of General Semiconductor, the convertible notes became convertible into approximately 6.2 million shares of the Company's common stock. The convertible notes were redeemable at the Company's option, in whole or in part, at any time on or after December 15, 2002 at a premium of 103.286% of par value declining annually to 100.821% at December 15, 2005 and thereafter.

                          Vishay Intertechnology, Inc.

6.    Long-Term Debt (continued)

The Company used approximately $176.6 million of the proceeds of the 2003 offering of convertible subordinated notes (exclusive of accrued interest of approximately $2.3 million) to fund the redemption of all of the outstanding convertible subordinated notes due 2006 of its General Semiconductor subsidiary. These notes were redeemed at a price of 103.286% of their principal amount, plus accrued but unpaid interest to the date of redemption.

Aggregate annual maturities of long-term debt, based on the terms stated in the respective debt agreements, are as follows: 2004 - $1,282,000; 2005 - $1,212,000; 2006 - $357,000; 2007 - $542,000; 2008 - $291,000; and thereafter -
$834,204,000. As described above, LYONs with an aggregate accreted principal amount of $229,206,000, due by their terms in 2021, may be put to the Company in 2004 at an aggregate price of approximately $235,000,000.

At December 31, 2003, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $69 million, of which approximately $51 million was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2003 and 2002 was 5.1% and 2.8%, respectively.

Interest paid was $30,760,000, $17,977,000, and $15,685,000, for the years ended
December 31, 2003, 2002, and 2001, respectively.

                          Vishay Intertechnology, Inc.

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

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2003, the Company had repurchased 248,500 shares for a total of $6,616,000.

Unearned compensation relating to common stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 2003, 305,126 shares were available for issuance under stock plans.

At December 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

Employee stock plan                                          305,126
Common stock options outstanding                           8,768,000
Common stock options available to grant                    1,143,000
Common stock warrants                                      8,823,529
Exchangeable unsecured notes, BCcomponents                 6,176,471
Convertible subordinated notes, LYONs                      6,802,000
Convertible subordinated notes, due 2023                  23,496,250
Class B common stock                                      15,382,296
                                                          ----------
                                                          70,896,672
                                                          ==========

                          Vishay Intertechnology, Inc.

8.    Other Income (Expense)

Other income (expense) consists of the following:


                                                                      Year ended December 31
                                                            2003               2002                2001
                                                         -------------------------------------------------
                                                                          (In thousands)

Foreign exchange (losses) gains                          $ (5,235)           $   (777)           $    611
Gain (loss) on interest rate swaps                          3,783                (115)             (3,668)
Interest income                                             7,228               7,952              15,092
Dividend income                                                96                 100                --
(Losses) gains on disposal of property and equipment       (2,521)               (296)              1,472
Other                                                      (1,062)              1,800                (806)
                                                         ------------------------------------------------
                                                         $  2,289            $  8,664            $ 12,701
                                                         ================================================

On February 13, 2002, a fire occurred at the Company's Electro-Films, Inc. (EFI) facility located in Providence, Rhode Island causing a production stoppage of the product line there. The Company received insurance proceeds based on its costs to replace the assets, which were in excess of the book value of the assets at the time of the fire. This insurance claim has been resolved, and the Company recognized a gain of $33,906,000 in 2003.

As described in Note 6, on August 6, 2003, the Company issued 3-5/8% convertible subordinated notes due 2023. The proceeds of the offering were utilized to redeem a portion of the outstanding LYONs and all of the General Semiconductor notes, which resulted in a pretax loss of $9,910,000 in 2003.

See Note 14 for a description of the interest rate swap agreements.



9.    Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):


                                                                    2003            2002
                                                                    ----            ----

Restructuring                                                     $ 62,859       $ 95,127
Sales returns and allowances                                        47,914         39,803
Accrued loss on tantalum purchase commitment - current portion      31,675         25,334
Other                                                              145,984        143,345
                                                                  --------       --------
                                                                  $288,432       $303,609
                                                                  ========       ========

                          Vishay Intertechnology, Inc.

10.   Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:


                                                                                  Tax
                                                Beginning      Before-Tax       Benefit        Net-of-Tax       Ending
                                                Balance         Amount         (Expense)        Amount          Balance
                                              ---------------------------------------------------------------------------
                                                                            (In thousands)
December 31, 2003
Pension liability adjustment                   $ (36,924)      $   2,911       $   3,727       $   6,638       $ (30,286)
Currency translation adjustment                  (51,729)        111,369            --           111,369          59,640
Derivative financial instruments:
  Loss on derivative financial
      instruments                                 (2,462)         (1,321)           --            (1,321)         (3,783)
  Reclassification adjustment for gain
      realized in 2003                              --             3,783            --             3,783           3,783
                                               -------------------------------------------------------------------------
                                               $ (91,115)      $ 116,742       $   3,727       $ 120,469       $  29,354
                                               =========================================================================

December 31, 2002
Pension liability adjustment                   $ (13,694)      $ (35,562)      $  12,332       $ (23,230)      $ (36,924)
Currency translation adjustment                 (116,072)         64,343            --            64,343         (51,729)
Loss on derivative financial instruments            (645)         (2,291)            474          (1,817)         (2,462)
                                               -------------------------------------------------------------------------
                                               $(130,411)      $  26,490       $  12,806       $  39,296       $ (91,115)
                                               =========================================================================

December 31, 2001
Pension liability adjustment                   $  (5,137)      $ (13,281)      $   4,724       $  (8,557)      $ (13,694)
Currency translation adjustment                 (108,434)         (7,638)           --            (7,638)       (116,072)
Loss on derivative financial instruments            --            (1,019)            374            (645)           (645)
                                               -------------------------------------------------------------------------
                                               $(113,571)      $ (21,938)      $   5,098       $ (16,840)      $(130,411)
                                               =========================================================================

                          Vishay Intertechnology, Inc.

11.   Pensions and Other Postretirement Benefits

U.S. Pension and Other Postretirement Benefits

The Company maintains several defined benefit pension and nonpension postretirement plans which cover substantially all full-time U.S. employees. The U.S. pension plans of General Semiconductor are included beginning on November 2, 2001. The U.S. pension plan of BLH is included beginning on July 31, 2002.

The Company maintains two unfunded nonpension postretirement plans funded as costs are incurred. One plan is contributory, with employee contributions adjusted for general inflation or inflation in costs under the plan. The plan was amended in 1993 to cap employer contributions at 1993 levels. The second plan covers all full-time U.S. General Semiconductor employees not covered by a collective bargaining agreement who meet defined age and service requirements. This plan is the primary provider of medical benefits for retirees up to age 65, after which Medicare becomes the primary provider. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is immaterial.

Obligations and Funded Status (U.S. Plans)


                                                        Pension Benefits                     Other Benefits
                                                  ----------------------------------------------------------------
                                                     2003              2002              2003              2002
                                                  ----------------------------------------------------------------
                                                                          (In thousands)

Change in benefit obligation:
   Benefit obligation at beginning of year         $ 212,909         $ 193,273         $  21,999         $  20,286
   Service cost                                        3,394             3,433               247               279
   Interest cost                                      14,057            13,598             1,358             1,465
   Employee contributions                              1,641             1,680              --                --
   Actuarial losses (gains)                            9,689            11,141            (1,225)            1,909
   Plan amendments                                      --                --                --                (410)
   Benefits paid                                     (15,249)          (16,090)           (1,201)           (1,530)
   Acquisitions                                         --               5,874              --                --
                                                   ----------------------------------------------------------------
Benefit obligation at end of year                  $ 226,441         $ 212,909         $  21,178         $  21,999
                                                   ================================================================
Change in plan assets:
   Fair value of plan assets at beginning
    of year                                        $ 147,296         $ 165,186
   Actual return on plan assets                       30,149           (11,224)
   Company contributions                              28,081             4,226
   Plan participants' contributions                    1,641             1,680
   Benefits paid                                     (15,249)          (16,090)
   Acquisitions                                         --               3,518
                                                   ---------------------------
Fair value of plan assets at end of year           $ 191,918         $ 147,296
                                                   ===========================
Funded status                                      $ (34,523)        $ (65,613)        $ (21,178)        $ (21,999)
Unrecognized net actuarial loss                       51,391            60,957               131             1,237
Unrecognized transition (asset) obligation              --                (101)            1,734             1,934
Unamortized prior service cost                           243              --                 134               182
                                                   ----------------------------------------------------------------
Net amount recognized                              $  17,111         $  (4,757)        $ (19,179)        $ (18,646)
                                                   ================================================================

                          Vishay Intertechnology, Inc.

11.        Pensions and Other Postretirement Benefits (continued)


                                                    Pension Benefits              Other Benefits
                                                ------------------------------------------------------
                                                  2003          2002            2003          2002
                                                ------------------------------------------------------
                                                                  (In thousands)
Amounts recognized in the consolidated balance
  sheets for U.S. plans consist of:
   Intangible asset                             $    243     $   --           $   --        $   --
   Accrued benefit liability                     (24,743)     (53,439)         (19,179)      (18,646)
   Accumulated other comprehensive loss           41,611       48,682             --            --
                                                -----------------------------------------------------
Net amount recognized                           $ 17,111     $ (4,757)        $(19,179)     $(18,646)
                                                =====================================================


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated and projected benefit obligations in excess of plan assets were $226,441,000, $216,661,000, and $191,918,000, respectively, as of December 31, 2003 and $212,909,000,
$200,634,000, and $147,296,000, respectively, as of December 31, 2002.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit. In accordance with FASB Staff Position No. FAS 106-1, measures of the benefit obligation and net periodic postretirement benefit cost do not reflect the effects of the Act on the plan. Specific authoritative accounting guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require companies, including Vishay, to change previously reported information.

Components of Net Periodic Benefit Cost (U.S. Plans)


                                                   Pension Benefits                          Other Benefits
                                      -------------------------------------------------------------------------------
                                         2003           2002          2001          2003           2002          2001
                                      -------------------------------------------------------------------------------
                                                                       (In thousands)

   Annual service cost                $  5,035       $  5,424       $  5,388       $    247      $    279      $    240
   Less employee contributions           1,641          1,991          2,296           --            --            --
                                      ----------------------------------------------------------------------------------
   Net service cost                      3,394          3,433          3,092            247           279           240
   Interest cost                        14,057         13,598          9,023          1,358         1,466           678
   Expected return on plan assets      (12,521)       (14,227)       (10,048)          --            --            --
   Amortization of prior service
    cost                                    32           --                6             47            47            93
   Amortization of transition
    obligation                              (1)          (201)           311            193           194           194
   Amortization of losses                4,285          1,474            514           --            --            --
                                      ----------------------------------------------------------------------------------
Net periodic benefit cost             $  9,246       $  4,077       $  2,898       $  1,845      $  1,986      $  1,205
                                      ==================================================================================

                          Vishay Intertechnology, Inc.

11.   Pensions and Other Postretirement Benefits (continued)

Weighted-average assumptions used to determine benefit obligations (U.S. Plans) at December 31:


                                                       Pension Benefits                   Other Benefits
                                                   -------------------------------------------------------------
                                                     2003             2002             2003              2002
                                                   -------------------------------------------------------------
   Discount rate                                     6.25%            6.75%            6.25%             6.75%
   Rate of compensation increase                     4.00%         4.50%-6.50%

Weighted-average assumptions used to determine net cost (U.S. Plans) for years ended December 31:


                                                         Pension Benefits                    Other Benefits
                                                   -------------------------------------------------------------
                                                       2003             2002             2003              2002
                                                   -------------------------------------------------------------

   Discount rate                                       6.75%            7.25%            6.75%             7.25%
   Expected return on plan assets                   8.50%-8.75%      8.50%-9.50%
   Rate of compensation increase                    4.50%-6.50%      4.50%-6.50%

The plans' expected return on assets is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions.

Plan Assets (U.S. Plans)
                                                     Percentage of Plan Assets
                                                     -------------------------
                     Asset Category                    2003           2002
                                                     -------------------------
Equity funds                                            65%           55%
Fixed income funds                                      30%           45%
Cash and cash equivalents                                5%             -
                                                     -------------------------
    Total                                              100%          100%
                                                     =========================

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company's domestic defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plans do not invest in securities of Vishay or its subsidiaries.

Cash Flows (U.S. Plans)

The Company expects to contribute approximately $10 million to its U.S. pension plans in 2004.

Defined Contribution Plans Matching

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $3,401,000, $2,990,000, and $3,182,000, for the years ended December 31, 2003, 2002, and
2001, respectively.

                          Vishay Intertechnology, Inc.

11.   Pensions and Other Postretirement Benefits (continued)

Foreign Pension Plans

The Company provides pension and similar benefits to employees of certain foreign subsidiaries consistent with local practices. Certain foreign subsidiaries of the Company have defined benefit pension plans. The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to the foreign defined benefit plans. The foreign pension plans of General Semiconductor are included as of November 2, 2001. The foreign pension plans of BCcomponents are included as of December 13, 2002.

Obligations and Funded Status (Foreign Plans)

                                                           2003         2002
                                                       -------------------------
                                                             (In thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year               $ 119,173    $  93,397
   Service cost                                                834          525
   Interest cost                                             6,945        5,630
   Actuarial losses (gains)                                  8,067       (1,572)
   Benefits paid                                            (6,794)      (4,869)
   Foreign currency translation                             24,534       13,055
   Curtailment gains                                          (163)      (1,336)
   Acquisitions                                               --         14,343
                                                         -----------------------
Benefit obligation at end of year                        $ 152,596    $ 119,173
                                                         =======================

Change in plan assets:
   Fair value of plan assets at beginning of year        $  14,645    $  13,137
   Actual return on plan assets                                415         (894)
   Company contributions                                     6,747        2,449
   Benefits paid                                            (6,794)      (2,454)
   Foreign currency translation                              3,546        2,407
                                                         -----------------------
Fair value of plan assets at end of year                 $  18,559    $  14,645
                                                         =======================

Funded status                                            $(134,037)   $(104,528)
Unrecognized net actuarial losses (gains)                    8,118         (636)
Unrecognized transition asset                                 --             (3)
Unamortized prior service cost                                --             21
                                                         -----------------------
Net amount recognized                                    $(125,919)   $(105,146)
                                                         =======================

                          Vishay Intertechnology, Inc.

11.   Pensions and Other Postretirement Benefits (continued)

                                                          2003           2002
                                                        ------------------------
                                                            (In thousands)
Amounts recognized in the consolidated balance sheets for foreign pension plans consist of:

   Accrued benefit liability                            $(137,320)    $(110,427)
   Accumulated other comprehensive loss                    11,401         5,281
                                                        ------------------------
Net amount recognized                                   $(125,919)    $(105,146)
                                                        ========================
Weighted-average assumptions as of December 31:
   Discount rate                                   4.00% - 5.50%   6.00% - 6.25%
   Rate of compensation increase                   2.00% - 3.00%   2.60% - 3.00%

Components of Net Periodic Benefit Cost (Foreign Plans)

                                                  2003        2002        2001
                                                        (In thousands)
Components of net periodic benefit cost:
   Service cost                                 $   834     $   525     $   391
   Interest cost                                  6,945       5,630       5,301
   Expected return on plan assets                  (461)       (489)       (444)
   Amortization of prior service cost                23        --            36
   Amortization of transition asset                  (4)         (3)         (3)
   Curtailment gains                               (163)     (1,336)       --
   Amortization of (gains) losses                   (95)        (94)         97
                                                --------------------------------
Net periodic benefit cost                       $ 7,079     $ 4,233     $ 5,378
                                                ================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the foreign pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were $152,596,000, $150,487,000, and $18,559,000, respectively, as of December 31,
2003, and $119,173,000, $118,646,000, and $14,645,000, respectively, as of
December 31, 2002.

                          Vishay Intertechnology, Inc.

12.   Stock Options

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998, to purchase 2,687,000 shares of the Company's common stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $10.89, one-third exercisable at $12.53, and one-third exercisable at $13.61. As of December 31, 2003, options to purchase 528,000 shares have been exercised under this plan.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:


     Date of Grant              Number of    Exercise
                                 Options      Price           Vesting                    Expiration
---------------------------------------------------------------------------------------------------------

October 6, 1998                  1,598,000   $  5.60      Evenly over 6 years           March 16, 2008
October 8, 1999                  1,334,000     15.33      Evenly over 6 years           October 8, 2009
August 4, 2000                      50,000     30.00      Evenly over 5 years,          August 4, 2010
                                                            beginning August 4, 2003
October 12, 2000                 1,114,000     25.13      Evenly over 6 years           October 12, 2010
October 1, 2001 through July
  20, 2003                          27,000     13.46 -    Evenly over 6 years           October 1, 2011 through
                                               25.07                                      July 20, 2013


On May 18, 2000, the stockholders of the Company approved an increase in the number of shares available for grant under Vishay's 1998 Stock Option Program. As a result, the number of shares available for grant under this program increased from 2,953,500 to 4,453,500. As of December 31, 2003, options to purchase 462,000 shares had been exercised under this plan.

On November 2, 2001, Vishay acquired General Semiconductor, which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. As of December 31, 2003, options to purchase 446,000 shares had been exercised under this plan.

                          Vishay Intertechnology, Inc.

12.   Stock Options (continued)

The following table summarizes the Company's stock option activity (number of options in thousands):


                                                 2003                         2002                       2001
                                     -------------------------------------------------------------------------------------
                                                       Weighted                      Weighted                   Weighted
                                                       Average                       Average                     Average
                                       Number of       Exercise      Number of       Exercise    Number of      Exercise
                                        Options         Price         Options        Price       Options         Price
                                     -------------------------------------------------------------------------------------

Outstanding at beginning of year          9,231        $ 16.07         9,569        $  15.97       5,646        $  14.29
Granted                                      12          14.00            15           17.75          --              --
Exercised                                  (356)         13.30          (261)          12.12         (86)           9.99
Cancelled                                  (119)         17.10           (92)          17.14        (273)          17.82
Acquisition of General
  Semiconductor                              --             --            --              --       4,282           18.10
                                      ---------                       ------                     -------
Outstanding at end of year                8,768        $ 16.17         9,231        $  16.07       9,569        $  15.97
                                      =========                       ======                     =======

Exercisable at end of year                7,725        $ 15.85         7,626        $  15.79       7,358        $  15.74
                                      =========                       ======                     =======

Available for future grants               1,143                        1,036                         958
                                      =========                       ======                     =======

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2003 (number of options in thousands):


                                              Options Outstanding
                             ------------------------------------------------------
                                              Weighted Average                             Options Exercisable
                                                                                   ----------------------------------
          Range of              Number of        Remaining       Weighted Average    Number of      Weighted Average
       Exercise Prices           Options      Contractual Life    Exercise Price      Options        Exercise Price
---------------------------------------------------------------------------------------------------------------------

            $2.64                       3            0.57            $   2.64                 3       $     2.64
            $5.60                     882            4.76                5.60               699             5.60
       $10.89 - $12.53              1,289            4.39               11.76             1,289            11.76
       $12.54 - $13.61              1,214            4.52               13.32             1,209            13.32
       $14.40 - $14.99                 26            7.15               14.69                15            14.85
           $15.33                     974            5.77               15.33               638            15.33
       $15.43 - $16.41              1,220            6.82               16.03             1,220            16.03
       $16.52 - $20.86              1,343            4.92               18.98             1,339            18.98
       $21.43 - $25.07                585            2.26               22.43               582            22.42
       $25.13 - $34.52              1,232            6.49               25.96               731            26.26
                             ----------------                   -----------------------------------------------------
  Total                             8,768                            $  16.17             7,725       $    15.85
                             ================                   =====================================================

                          Vishay Intertechnology, Inc.

13.   Commitments and Contingencies

Total rental expense under operating leases was $34,621,000, $27,652,000, and $22,994,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows: 2004 - $24,106,000; 2005 - $17,961,000; 2006 - $14,818,000; 2007 - $12,735,000; 2008 -
$2,039,000; and thereafter - $3,591,000.

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

The Company has engaged environmental consultants and attorneys to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a "potentially responsible party." Such assessments include the Company's share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability.

As part of the acquisition of General Semiconductor by Vishay on November 2, 2001, the Company assumed ongoing environmental matters. The Company has accrued $18,700,000 as of December 31, 2003 for environmental matters relating to ongoing environmental matters at its General Semiconductor subsidiary, which it acquired in November 2001. This accrual does not include potential liability in connection with litigation relating to a former facility of General Semiconductor in Hicksville, New York, as to which the Company does not believe it is currently able to reasonably estimate the amount of any potential liability. As part of the acquisition of BCcomponents in 2002, the Company has recorded environmental liabilities of $8,400,000. The Company has also accrued approximately $5,600,000 at December 31, 2003 for other environmental matters, primarily at its Vitramon subsidiary in the United States. The liabilities recorded for these matters total $32,700,000, of which $9,200,000 is included in other accrued liabilities on the consolidated balance sheet, and $23,500,000 is included in other non-current liabilities on the consolidated balance sheet.

While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows beyond the amounts previously provided for in the consolidated financial statements. The Company's present and past facilities have been in operation for many years, and over that time in the course of those operations, such facilities have used substances which are or might be considered hazardous, and the Company has generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

Litigation
The Company is a party to various claims and lawsuits arising in the normal course of business. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.

                          Vishay Intertechnology, Inc.

14.   Financial Instruments

The Company uses financial instruments in the normal course of its business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt and interest rate swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

Financial instruments with potential credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. At December 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

Interest Rate Swap Agreements

In August 1998, the Company entered into six interest rate swap agreements, with a total notional amount of $300,000,000 to manage interest rate risk related to its multicurrency revolving line of credit. These interest rate swap agreements required the Company to make payments to the counterparties at the fixed rate stated in the agreements, and in return to receive payments from the counterparties at variable rates. As of December 31, 2002, five of these six agreements had been terminated. The final agreement expired in 2003. At December 31, 2002 and 2001, the Company paid a weighted average fixed rate of 5.77%, and received a weighted average variable rate of 1.40%, and 1.93%, respectively. The fair value of the interest rate swap agreements, based on current market rates, approximated a net payable of $3,309,000 at December 31, 2002. During the year ended December 31, 2003, the Company had a pretax gain of $3,783,000 related to the expiration of the final swap agreement. During the years ended December 31, 2002 and 2001, the Company recorded pretax losses of $115,000 and $3,668,000, respectively, relating to interest rate swap agreements that were ineffective hedges. See Note 8.

Cash and Cash Equivalents, Accounts Receivable, Notes Payable, and Long-Term
Debt

The carrying amounts of cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate their fair values. The fair value of the long-term debt is approximately $1,084,000,000, as compared to its carrying value of $837,888,000. The fair value of long-term debt was estimated based on trading prices and market prices of debt with similar terms and features.

                          Vishay Intertechnology, Inc.

15.   Current Vulnerability Due to Certain Concentrations

Market Concentrations

A material portion of the Company's revenues is derived from the worldwide communications and computer markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company's products, which could have a material adverse effect on the Company's results of operations and financial position.

Sources of Supply

Although most materials incorporated in the Company's products are available from a number of sources, certain materials (particularly tantalum and palladium) are available only from a relatively limited number of suppliers.

Many of Vishay's products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Vishay's consolidated results of operations may be materially and adversely affected if Vishay has difficulty obtaining these raw materials, the quality of available raw materials deteriorates or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that Vishay uses in its capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, Vishay may be unable to pass on the increased cost to Vishay's customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, Vishay may be required to write down its inventory carrying cost of these raw materials which, depending on the extent of the difference between market price and its carrying cost, could have a material adverse effect on Vishay's net earnings.

Vishay is a major consumer of the world's annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, Vishay stockpiled tantalum ore in 2000 and early 2001. During 2001, Vishay and its competitors experienced a significant decline in the tantalum capacitor business. The market prices for tantalum also decreased significantly during 2002 and 2003. As a result, Vishay recorded, in costs of products sold, write-downs of $5,406,000, $25,700,000, and $52,000,000, respectively, to reduce tantalum inventories on hand to market value during the years ended December 31, 2003, 2002, and 2001, respectively. The net book value of tantalum inventories was $95,432,000 and $49,609,000 at December 31, 2003 and 2002, respectively. Amounts in excess of a one-year supply are included in non-current assets. At December 31, 2003, other assets included $28,724,000 of tantalum inventories in excess of quantities expected to be used within one year. The Company also recorded losses on future purchase commitments for tantalum of $11,392,000 and $106,000,000 for the years ended December 31, 2003 and 2002, respectively. Vishay's purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply. As a result of purchases during 2003, the accrual for these purchase commitments decreased by approximately $28,000,000. The balance of the purchase commitment liability at December 31, 2003 and 2002 was approximately $89,400,000 and $106,000,000, respectively. The purchase commitment liability expected to be utilized within one year of $31,675,000 and $25,334,000 at December 31, 2003 and 2002, respectively, is recorded in other accrued expenses on the consolidated balance sheets. The remaining purchase commitment liability is recorded in other liabilities on the consolidated balance sheets. If the downward pricing trend were to continue, the Company could again be required to write down the carrying value of its tantalum inventory and record additional losses on its long-term purchase commitments.

                          Vishay Intertechnology, Inc.

15.   Current Vulnerability Due to Certain Concentrations (continued)

The Company is obligated to make purchases of tantalum of approximately $103,800,000 in 2004; $116,600,000 in 2005, and $60,100,000 in 2006. The Company
purchased $107,906,000, $53,280,000, and $23,395,000, under these contracts during the years ended December 31, 2003, 2002, and 2001, respectively. As long as Vishay is in compliance with its purchase obligations under the Cabot contracts, its minimum purchase commitments will not increase. If Vishay were to default under its commitments, then the minimum requirements would revert to the quantities specified in the contracts prior to their modification in July 2002, and increase to $147,600,000 in 2004, $149,300,000 in 2005, and $81,300,000 in
2006. Vishay believes that the likelihood that it would default on its obligations under the contracts is remote.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity product that is subject to price volatility. The price of palladium has fluctuated in the range of approximately $148 to $1,090 per troy ounce during the last three years. As of December 31, 2003, the price of palladium was approximately $195 per troy ounce. During the years ended December 31, 2003, 2002, and 2001, respectively, the Company recorded in costs of products sold write-downs of $1,585,000, $1,700,000, and $18,000,000, respectively, to reduce palladium inventories on hand to market value. The net book value of palladium inventories was $4,384,000 and $5,644,000 at December 31, 2003 and 2002, respectively.

From time to time, there have been short-term market shortages of raw material utilized by Vishay. While these shortages have not historically adversely affected Vishay's ability to increase production of products containing tantalum and palladium, they have historically resulted in higher raw material cost for Vishay. Vishay cannot assure that any of these market shortages in the future would not adversely affect Vishay's ability to increase production, particularly during periods of growing demand for Vishay's products.

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

                          Vishay Intertechnology, Inc.

16.   Business Segment and Geographic Area Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Passive Electronic Components (Passives) consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors and inductors, and Active Electronic Components (Actives) consisting principally of diodes, transistors, power MOSFETs, power conversion, motor control integrated circuits, optoelectronic components and IRDCs. The Company evaluates business segment performance on operating income, exclusive of certain items. Management believes that evaluating segment performance excluding items such as restructuring, inventory write-downs, losses on purchase commitments, losses on early extinguishment of debt, gains on insurance proceeds, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to ongoing operating results.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income excluding amortization of intangibles and special charges. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). The operating results of Passives reflect the acquisitions of BCcomponents as of December 31, 2002, Celtron as of October 1, 2002, BLH/Nobel as of August 1, 2002, Tedea-Huntleigh BV as of June 1, 2002, and Sensortronics as of January 31, 2002. The operating results of Actives reflect the acquisitions of Infineon Malaysia optoelectronic infrared components business as of December 31, 2001, General Semiconductor as of November 2, 2001, and Infineon U.S. optoelectronic infrared components business as of July 27, 2001. Business segment assets are the owned or allocated assets used by each business.

The corporate component of operating income represents corporate selling, general, and administrative expenses. Corporate assets include corporate cash, property and equipment, and certain other assets.


Business segment information                          2003                  2002                   2001
                                                  ---------------------------------------------------------
                                                                       (In thousands)

Net sales:
   Passives                                       $ 1,104,856            $   767,246            $ 1,010,634
   Actives                                          1,065,741              1,055,567                644,712
                                                  -----------            -----------            -----------
                                                  $ 2,170,597            $ 1,822,813            $ 1,655,346
                                                  ===========            ===========            ===========

Operating income (loss):
   Passives                                       $     6,776            $   (61,317)           $    60,137
   Actives                                            114,498                139,140                 65,181
   Corporate                                          (22,350)               (20,801)               (21,970)
   Restructuring and severance costs                  (29,560)               (30,970)               (61,908)
   Purchased research and development                    --                     --                  (16,000)
   Loss on long-term purchase commitments             (11,392)              (106,000)                  --
   Amortization of goodwill                              --                     --                  (11,190)
                                                  -----------            -----------            -----------
                                                  $    57,972            $   (79,948)           $    14,250
                                                  ===========            ===========            ===========

Restructuring and severance costs:
   Passives                                       $    26,288            $    30,049            $    57,498
   Actives                                              3,272                    921                  4,410
                                                  -----------            -----------            -----------
                                                  $    29,560            $    30,970            $    61,908
                                                  ===========            ===========            ===========

                          Vishay Intertechnology, Inc.

16. Business Segment and Geographic Area Data (continued)


                                               2003               2002                2001
                                           ----------------------------------------------------
                                                             (In thousands)

Depreciation expense:
   Passives                                $    90,133          $    80,084         $    83,735
   Actives                                      85,821               87,609              61,238
   Corporate                                     4,752                4,481               4,252
                                           -----------          -----------         -----------
                                           $   180,706          $   172,174         $   149,225
                                           ===========          ===========         ===========

Interest expense:
   Passives                                $     2,977          $       963         $       680
   Actives                                       7,452               10,545               1,988
   Corporate                                    27,402               17,253              14,180
                                           -----------          -----------         -----------
                                           $    37,831          $    28,761         $    16,848
                                           ===========          ===========         ===========

Income tax provision (benefit):
   Passives                                $     6,422          $   (33,674)        $    (2,912)
   Actives                                      15,133               21,286              11,862
   Corporate                                   (10,027)              (4,512)             (3,255)
                                           -----------          -----------         -----------
                                           $    11,528          $   (16,900)        $     5,695
                                           ===========          ===========         ===========

Total assets:
   Passives                                $ 2,170,105          $ 2,125,443
   Actives                                   2,280,737            2,046,944
   Corporate                                   121,671              142,772
                                           -----------         -----------
                                           $ 4,572,513         $ 4,315,159
                                           ===========         ===========

Capital expenditures:
   Passives                                $    53,500          $    45,105         $    91,028
   Actives                                      72,051               62,933              68,463
   Corporate                                     1,084                2,036               3,002
                                           -----------          -----------         -----------
                                           $   126,635          $   110,074         $   162,493
                                           ===========          ===========         ===========

                          Vishay Intertechnology, Inc.

16. Business Segment and Geographic Area Data (continued)

The following geographic area data include net sales based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location:


                                         2003                 2002                 2001
                                      ------------------------------------------------------
                                                         (In thousands)
Geographic area information
Net sales:
   United States                      $  444,952            $  482,154           $  638,326
   Germany                               534,019               382,932              452,839
   Asia Pacific                          595,241               542,859              315,550
   France                                156,124                69,635               85,046
   Israel                                130,852                75,238               32,646
   Other                                 309,409               269,995              130,939
                                      ----------            ----------           ----------
                                      $2,170,597            $1,822,813           $1,655,346
                                      ==========            ==========           ==========

Property and equipment - net:
   United States                      $  255,928            $  307,783
   Germany                               152,722               154,288
   Israel                                312,632               328,315
   Asia Pacific                          278,109               253,937
   France                                 38,200                37,687
   Other                                 182,204               192,840
                                      ----------            ----------
                                      $1,219,795            $1,274,850
                                      ==========            ==========

                          Vishay Intertechnology, Inc.

17.   Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options granted under the Company's 1997 and 1998 stock option plans (see Note 12), stock options assumed in the acquisition of General Semiconductor (see Notes 2 and 12), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):


                                                                      Year ended December 31
                                                          2003                 2002                  2001
                                                        --------          --------------           ---------
Numerator
Numerator for basic earnings (loss)  per share - net
  earnings (loss)                                       $ 26,842          $      (92,614)          $    513
                                                        ========          ==============           ========

Denominator
Denominator for basic earnings (loss)  per share -
  weighted average shares outstanding                    159,631                 159,413            141,171

Effect of dilutive securities:
   Employee stock options                                    729                    --                1,201
   Other                                                      83                    --                  142
                                                        --------          --------------           --------
Dilutive potential common shares                             812                    --                1,343
                                                        --------          --------------           --------

Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares                       160,443                 159,413            142,514
                                                        ========          ==============           ========

Basic earnings (loss) per share                         $   0.17          $        (0.58)          $   0.00
                                                        ========          ==============           ========

Diluted earnings (loss) per share                       $   0.17          $        (0.58)          $   0.00
                                                        ========          ==============           ========

                          Vishay Intertechnology, Inc.

17.   Earnings (Loss) per Share (continued)

Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the periods presented:

o Assumed conversion of the Company's LYONs, due 2021. At December 31, 2002 and 2001, these notes were convertible into 9,717,730 shares of the Company's common stock. As described in Note 6, the Company repurchased some of these notes during 2003. At December 31, 2003, the outstanding notes are convertible into approximately 6,802,000 shares of the Company's common stock.
o Assumed conversion of the convertible subordinated notes of General Semiconductor, acquired November 2, 2001. At December 31, 2002 and 2001, these notes were convertible into 6,191,161 shares of the Company's common stock. As described in Note 6, these notes were fully redeemed on September 10, 2003.
o Assumed exchange of the convertible notes of Vishay from the December 13, 2002 acquisition of BCcomponents, for the years ended December 31, 2003 and 2002. These notes are exchangeable for 6,176,471 shares of the Company's common stock.
o Weighted average outstanding warrants of 7,074,000 and 435,000, for the years ended December 31, 2003 and 2002, respectively. The warrants were issued on December 13, 2002 in connection with the acquisition of BCcomponents.
o Weighted average outstanding stock options for the years ended December 31, 2003, 2002, and 2001, to purchase 5,663,000 shares, 9,231,000 shares, and 1,164,000 shares, respectively, of common stock.
o Assumed conversion of the Company's 3-5/8% convertible subordinated notes, due 2023. As described in Note 6, the Company issued subordinated notes in the third quarter of 2003, which are convertible into 23,496,250 shares of common stock upon the occurrence of certain events.

18.   Related Party Transactions

On December 12, 2002, the Company's Board of Directors passed resolutions to terminate the stock purchase programs for corporate officers and key employees (together the "Plan") and to offer to all Plan participants the opportunity to surrender to the Company the shares of Vishay common stock purchased with their Plan loans in satisfaction of such loans and all accrued interest thereon. Under the resolutions, the Company agreed that it would compensate the Plan participants for any income tax that the participants are required to recognize as a result of the surrender. Two directors of the Company are among the participants in the Plan. For all Plan participants, the current market value of the Vishay common stock purchased with Plan loans is significantly below the outstanding balances of the loans. The Company recorded a write-down for the loans and accrued interest, and an accrual for compensation expense attributable to taxes owing by Plan participants on surrender, totaling $2,591,000 as of December 31, 2002. This amount was recorded in selling, general, and administrative expense in 2002.

19. Summary of Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):


                                          First Quarter                  Second Quarter                   Third Quarter
                                   2003(4)(10)      2002(1)(5)      2003(4)(11)     2002(1)(6)       2003(4)(12)   2002(1)(2)(7)
                                  ----------------------------------------------------------------------------------------------

Net sales                          $   532,127     $   434,140      $   538,103     $   457,877      $   533,168     $   471,419
Gross profit                           118,510          86,937          123,299         107,565          102,463         107,227
Net earnings (loss)                      6,848           2,420            2,880          15,617            6,775          13,114

Basic earnings (loss)
  per share                        $      0.04     $      0.02      $      0.02     $      0.10      $      0.04     $      0.08
Diluted earnings (loss)
  per share                        $      0.04     $      0.02      $      0.02     $      0.10      $      0.04     $      0.08


                                          Fourth Quarter                     Total Year
                                   2003(4)(13)    2002(1)(2)(3)(8)   2003(4)(14)   2002(1)(2)(3)(9)
                                   -------------------------------------------------------------------

Net sales                          $   567,199     $   459,377      $ 2,170,597     $ 1,822,813
Gross profit                           124,666         (39,456)         468,938         262,273
Net earnings (loss)                     10,339        (123,765)          26,842         (92,614)

Basic earnings (loss)
  per share                        $      0.06     $     (0.78)     $      0.17     $     (0.58)
Diluted earnings (loss)
  per share                        $      0.06     $     (0.78)     $      0.17     $     (0.58)


(1)   Includes the results of Sensortronics from January 31, 2002.
(2) Includes the results of Tedea-Huntleigh from July 1, 2002 and BLH and Nobel from August 1, 2002.
(3)   Includes the results of Celtron from October 1, 2002.
(4)   Includes the results of BCcomponents, acquired December 13, 2002
(5)   Includes restructuring and severance costs of $3,024,000.
(6)   Includes restructuring and severance costs of $1,907,000.
(7) Includes restructuring and severance costs of $2,567,000 and write-down of palladium inventory of $600,000.
(8) Includes restructuring and severance costs of $23,472,000, losses of future purchase commitments of $106,000,000, and write-downs of tantalum and palladium inventories of $25,700,000 and $1,100,000, respectively.
(9) Includes restructuring and severance costs of $30,970,000, losses of future purchase commitments of $106,000,000, and write-downs of tantalum and palladium inventories of $25,700,000 and $1,700,000, respectively.
(10)  Includes restructuring and severance costs of $687,000.
(11)  Includes restructuring and severance costs of $12,258,000.
(12) Includes restructuring and severance costs of $6,313,000, losses on future purchase commitments of $11,392,000, write-down of tantalum inventory of $4,185,000, loss on extinguishment of debt of $9,910,000, and gain on insurance claim of $30,361,000.
(13) Includes restructuring and severance costs of $10,302,000, write-down of tantalum inventory of $1,221,000, and gain on insurance claim of $3,545,000.
(14) Includes restructuring and severance costs of $29,560,000, losses on future purchase commitments of $11,392,000, write-downs of tantalum inventory of $5,406,000, loss on extinguishment of debt of $9,910,000, and gain on insurance claim of $33,906,000.

                       THIS PAGE INTENTIONALLY LEFT BLANK