Form 10-Q
period 2004-04-03
VISHAY INTERTECHNOLOGY INC
filed 2004-05-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-7416

VISHAY INTERTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-1686453

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

63 Lincoln Highway Malvern, PA 19355-2120	610-644-1300

(Address of Principal Executive Offices)	(Registrant’s Area Code and Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 6, 2004 registrant had 145,596,480 shares of its common stock and 14,979,440 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

APRIL 3, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	April 3, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$581,850	$555,540
Accounts receivable, net	416,602	374,240
Inventories:
Finished goods	161,506	171,447
Work in process	156,773	154,532
Raw materials	215,823	189,413
Deferred income taxes	48,333	48,471
Prepaid expenses and other current assets	110,906	143,610

Total current assets	1,691,793	1,637,253

Property and equipment, at cost:
Land	109,301	110,021
Buildings and improvements	376,513	375,178
Machinery and equipment	1,653,943	1,644,270
Construction in progress	70,067	85,169
Allowance for depreciation	(1,032,694)	(994,843)

	1,177,130	1,219,795

Goodwill	1,462,631	1,466,714

Other intangible assets, net	125,530	128,955

Other assets	103,885	119,796

Total assets	$4,560,969	$4,572,513

Continues on following page.

	April 3, 2004	December 31, 2003

Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$4,870	$17,511
Trade accounts payable	136,537	158,182
Payroll and related expenses	117,619	111,842
Other accrued expenses	255,489	288,432
Income taxes	23,849	10,112
Current portion of long-term debt	1,319	1,282

Total current liabilities	539,683	587,361

Long-term debt less current portion	838,119	836,606

Deferred income taxes	28,112	35,036

Deferred income	25,273	27,659

Other liabilities	252,123	248,652

Accrued pension and other post retirement costs	236,022	239,950

Minority interest	85,961	83,215

Stockholders’ equity:
Common stock	14,554	14,467
Class B common stock	1,498	1,538
Capital in excess of par value	1,927,356	1,918,785
Retained earnings	586,162	550,196
Unearned compensation	(241)	(306)
Accumulated other comprehensive income	26,347	29,354

	2,555,676	2,514,034

	$4,560,969	$4,572,513

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands except earnings per share)

	Fiscal Quarter Ended
	April 3, 2004	March 31, 2003

Net sales	$640,921	$532,127
Costs of products sold	481,210	413,617

Gross profit	159,711	118,510

Selling, general, and administrative expenses	97,944	96,662
Restructuring and severance costs	301	687

Operating income	61,466	21,161

Other income (expense):
Interest expense	(8,260)	(10,001)
Other	990	643

	(7,270)	(9,358)

Earnings before taxes and minority interest	54,196	11,803

Income taxes	15,424	2,935
Minority interest	2,806	2,020

Net earnings	$35,966	$6,848

Basic earnings per share	$0.22	$0.04

Diluted earnings per share	$0.20	$0.04

Weighted average shares outstanding - basic	160,438	159,549

Weighted average shares outstanding - diluted	201,324	159,996

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal Quarter Ended
	April 3, 2004	March 31, 2003

Operating activities
Net earnings	$35,966	$6,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,934	50,495
Loss (gain) on disposal of property and equipment	34	(72)
Minority interest in net earnings of consolidated subsidiaries	2,806	2,020
Accretion of interest on convertible debentures	1,713	2,375
Purchase commitment liability	(10,700)	(7,000)
Write-down of palladium inventory	-	1,565
Inventory write-offs for obsolescence	7,499	9,962
Deferred grant income	(2,428)	(3,617)
Other	16,864	2,804
Changes in operating assets and liabilities	(49,388)	(37,437)

Net cash provided by operating activities	51,300	27,943

Investing activities
Purchase of property and equipment	(15,056)	(24,173)
Proceeds from sale of property and equipment	357	10,667
Purchase of businesses, net of cash acquired	(5,109)	(10,760)

Net cash used in investing activities	(19,808)	(24,266)

Financing activities
Proceeds from long-term borrowings	-	227
Principal payments on long-term debt	(162)	(209)
Net payments on revolving credit lines	-	(20,000)
Net changes in short-term borrowings	(12,563)	(1,226)
Proceeds from stock options exercised	8,619	16

Net cash used in financing activities	(4,106)	(21,192)
Effect of exchange rate changes on cash	(1,076)	1,112

Increase (decrease) in cash and cash equivalents	26,310	(16,403)

Cash and cash equivalents at beginning of period	555,540	339,938

Cash and cash equivalents at end of period	$581,850	$323,535

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the first quarter of 2004 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2004 end on April 3, 2004, July 3, 2004, October 2, 2004, and December 31, 2004, respectively.  The four fiscal quarters in 2003 were reported as calendar year quarters; however, they actually ended on March 29, 2003, June 28, 2003, September 27, 2003, and December 31, 2003, respectively.

Note 2:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Numerator:
Numerator for basic earnings per share - net earnings	$35,966	$6,848
Interest savings assuming conversion of dilutive convertible and exchangeable notes	4,764	-

Numerator for diluted earnings per share – adjusted net earnings	$40,730	$6,848

Denominator:
Denominator for basic earnings per share – weighted average shares	160,438	159,549

Effect of dilutive securities:
Convertible and exchangeable notes	36,475	-
Employee stock options	3,312	380
Warrants	1,043	-
Other	56	67

Dilutive potential common shares	40,886	447

Denominator for diluted earnings per share – adjusted weighted average shares	201,324	159,996

Basic earnings per share	$0.22	$0.04

Diluted earnings per share	$0.20	$0.04

Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the respective period:

•	Weighted average outstanding warrants of 1,824,000 and 8,824,000, for the first quarters of 2004 and 2003, respectively.
•	Weighted average outstanding stock options to purchase 1,164,000 shares and 7,887,000 shares of common stock for the first quarters of 2004 and 2003, respectively.
•

Assumed conversion of the Company’s LYONs, due 2021, for the first quarter of 2003.  At March 31, 2003, these notes were convertible into 9,717,730 shares of the Company’s common stock. The Company repurchased some of these notes during the third quarter of 2003.  The remaining outstanding notes are dilutive to the first quarter of 2004.

•

Assumed exchange of the notes of Vishay from the December 13, 2002 acquisition of BCcomponents, for the first quarter of 2003.  These notes are exchangeable for 6,176,471 shares of the Company’s common stock, and are dilutive to the first quarter of 2004.

•

Assumed conversion of the convertible subordinated notes of General Semiconductor, acquired November 2, 2001, for the first quarter of 2003.  At March 31, 2003, these notes were convertible into 6,191,161 shares of the Company’s common stock. These notes were fully redeemed on September 10, 2003.

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

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Business Segment Information
(in thousands)

Net sales:
Passives	$321,328	$274,874
Actives	319,593	257,253

	$640,921	$532,127

Operating income (loss):
Passives	$25,714	$819
Actives	43,877	25,612
Corporate	(8,125)	(5,270)

	$61,466	$21,161

Restructuring and severance costs:
Passives	$105	$467
Actives	196	220

	$301	$687

Note 4:   Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Net earnings	$35,966	$6,848

Other comprehensive income:
Foreign currency translation adjustment	(3,099)	27,525
Unrealized gain on interest rate swap	-	660
Pension liability adjustment, net of tax	92	(103)

Total other comprehensive (loss) income	(3,007)	28,082

Comprehensive income	$32,959	$34,930

Note 5:   Restructuring, Severance, and Acquisition Integration Costs

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

First Quarter 2004

The Company recorded restructuring and severance costs of $301,000 for the first quarter 2004. Restructuring of European operations included $173,000 of employee termination costs covering 6 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, and Japan. The remaining $128,000 of restructuring expense related to termination costs for 14 technical, production, administrative and support employees located in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. Activity related to these costs for the first quarter 2004 is as follows (in thousands, except number of employees):

	Severance Costs	Number of Employees Terminated	Total

Restructuring and severance costs	$301	20	$301
Utilized	(260)	(19)	(260)

Balance at April 3, 2004	$41	1	$41

 First Quarter 2003

The Company recorded restructuring expense of $687,000 for the first quarter 2003. Restructuring of European operations included $557,000 of employee termination costs covering 45 technical, production, administrative and support employees located in France, Hungary, Portugal and Austria. The remaining $130,000 of restructuring expense related to termination costs for 15 technical, production, administrative and support employees located in the United States.

Year Ended December 31, 2003

The Company recorded restructuring and severance costs of $29,560,000 for the year ended December 31, 2003. Restructuring of European and Asian operations included $23,007,000 of employee termination costs covering 546 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $6,553,000 of restructuring and severance costs relates to termination costs of $5,539,000 for 162 technical, production, administrative and support employees located in the United States, and $1,014,000 for asset write-downs. The restructuring and severance costs were incurred as part of the cost reduction programs being implemented by the Company.

Activity related to these costs for the year ended December 31, 2003 is as follows (in thousands, except number of employees):

	Severance Costs	Asset Impairment	Number of Employees Terminated	Total

Restructuring and severance costs	$28,546	$1,014	708	$29,560
Utilized	(14,195)	(1,014)	(653)	(15,209)
Foreign currency translation	1,623	–	–	1,623

Balance at December 31, 2003	15,974	–	55	15,974
Utilized	(6,459)	–	(36)	(6,459)
Foreign currency translation	(195)	–	–	(195)

Balance at April 3, 2004	$9,320	$–	19	$9,320

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2004.

Acquisition Integration Costs

Plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities are separate from restructuring and severance costs described above.  The amounts for these integration costs are included in the costs of the Company’s acquisitions and do not affect earnings or losses on the Company’s statement of operations.

General Semiconductor

In connection with the General Semiconductor acquisition in November 2001, the Company recorded restructuring liabilities of $94,643,000 under an exit plan that management began to formulate prior to the acquisition date. The exit plan includes downsizing certain European and Taiwan facilities and moving production to low-labor-cost areas such as Israel, the Czech Republic, and the People’s Republic of China. The plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. The Company’s goal under the plan is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic, and the People’s Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. Approximately $88,242,000 of these restructuring liabilities related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $6,401,000 related to provisions for lease cancellations and other costs. The liability is recorded in other accrued expenses, and the outstanding unpaid amount of the liability is expected to be paid by June 30, 2004, primarily upon the transfer of certain production to a newly constructed facility in the People’s Republic of China.  Future adjustments to decrease the restructuring liabilities would decrease goodwill.

A rollforward of the activity in these restructuring liabilities is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at January 1, 2002	$88,242	$6,401	1,460	$94,643
Utilized	(52,118)	(1,249)	(426)	(53,367)
Changes in estimate	(7,900)	–	(147)	(7,900)

Balance at December 31, 2002	28,224	5,152	887	33,376
Utilized	(6,563)	(2,641)	(118)	(9,204)
Foreign currency translation	504	–	–	504
Changes in estimate	(271)	–	–	(271)

Balance at December 31, 2003	21,894	2,511	769	24,405
Utilized	(1,173)	(414)	(4)	(1,587)
Foreign currency translation	(16)	–	–	(16)

Balance at April 3, 2004	$20,705	$2,097	765	$22,802

BCcomponents

In connection with the BCcomponents acquisition in December 2002, the Company recorded restructuring liabilities of $47,794,000 under an exit plan that management began to formulate prior to the acquisition date. Approximately $45,855,000 of these liabilities relate to employee termination costs covering approximately 780 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. This liability is recorded in other accrued expenses.  Substantially all of the liability is expected to be paid by June 30, 2004.  Future adjustments to decrease the restructuring liabilities would decrease goodwill.  A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at December 31, 2002	$45,855	$1,939	780	$47,794
Utilized	(30,018)	(1,939)	(624)	(31,957)
Foreign currency translation	5,153	–	–	5,153
Change in estimate	(1,328)	–	(13)	(1,328)

Balance at December 31, 2003	19,662	–	143	19,662
Utilized	(3,522)	–	(43)	(3,522)
Foreign currency translation	(286)	–	–	(286)

Balance at April 3, 2004	$15,854	$–	100	$15,854

Note 6:   Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations. The following is provided to comply with the disclosure requirements of SFAS 123 as amended. If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Net income, as reported	$35,966	$6,848
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	304	467

Pro forma net income	$35,662	$6,381

Earnings per share:
Basic—as reported	$0.22	$0.04

Basic—pro forma	$0.22	$0.04

Diluted—as reported	$0.20	$0.04

Diluted—pro forma	$0.20	$0.04

Note 7:   Pensions and Other Postretirement Benefits

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  The revised standard retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net period cost of defined pension plans and other defined benefit postretirement plans, and also adds certain interim disclosure requirements.  The Company has adopted the disclosure requirements required by SFAS No. 132 (revised 2003) for its U.S. pension and other postretirement plans, as reflected in Note 11 of its consolidated financial statements included in its Form 10-K for the year ended December 31, 2003.  The interim disclosures are presented below.  As permitted by SFAS No. 132, certain disclosures regarding non-U.S. pension plans and estimated future benefit payments for both U.S. and non-U.S. pension and other postretirement benefit plans will be delayed until the Company’s annual report on Form 10-K for the year ending December 31, 2004.

The following table shows the components of the net period benefit cost for the first quarters of 2004 and 2003 for the Company’s U.S. pension and other postretirement benefits plans (in thousands):

	Pension Benefits		Other Benefits

	Fiscal Quarter Ended		Fiscal Quarter Ended

	April 3, 2004	March 31, 2003	April 3, 2004	March 31, 2003

Net service cost	$992	$849	$66	$62
Interest cost	3,427	3,514	365	340
Expected return on plan assets	(3,935)	(3,130)	–	–
Amortization of prior service cost	–	8	12	12
Amortization of transition obligation	–	–	48	48
Amortization of losses	816	1,071	–	–

Net periodic benefit cost	$1,300	$2,312	$491	$462

The following table shows the components of the net period benefit cost for the first quarters of 2004 and 2003 for the Company’s foreign pension plans (in thousands):

	Pension Benefits

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Service cost	$248	$198
Interest cost	1,892	1,648
Expected return on plan assets	(130)	(109)
Amortization of prior service cost	–	5
Amortization of transition obligation	–	(1)
Curtailment	–	(39)
Amortization of losses (gains)	95	(23)

Net periodic benefit cost	$2,105	$1,679

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $10 million to its U.S. pension plans in 2004.  As of the end of the first quarter 2004, $2.6 million of contributions have been made.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit.  In accordance with FASB Staff Position No. FAS 106-1, measures of the benefit obligation and net periodic postretirement benefit cost do not reflect the effects of the Act on the plan.  Specific authoritative accounting guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require companies, including Vishay, to change previously reported information.

Note 8:   New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues.   The adoption of FIN 46 and FIN 46-R did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Note 9:   Subsequent Event

The holders of the Company’s Liquid Yield Option™ Notes (LYONs) have the option to require the Company to purchase all or a portion of their LYONs on June 4, 2004 at their accreted value of $602.77 per $1,000 principal amount at maturity.   The holders also have the right to require Vishay to repurchase the notes on June 4, 2006, June 4, 2011, and June 4, 2016 at their accreted value on these dates, as set forth in the notes.   Pursuant to the terms of the notes, the Company may choose to pay the purchase price in cash, Vishay common stock, or a combination of both.  If payment for the notes were made in cash, Vishay would be able to utilize borrowings under its revolving credit facility.  Given the Company’s intent and ability to refinance this obligation on a long-term basis through its revolving credit facility or the issuance of common stock, the notes are classified as a long-term liability on the consolidated balance sheet.

On  May 5, 2004, the Company notified holders of the notes that it had elected to pay the purchase price for the notes on the June 4, 2004 purchase date in shares of common stock.

Each holder of LYONs that exercises the option will receive a number of shares determined by dividing the total amount of cash the holder would have been entitled to receive had the purchase priced been paid in cash by the market price of a share of common stock.  Market price for these purposes, as stated in the notes, means the average of the closing prices of Vishay common stock on the New York Stock Exchange composite trading for the five day trading period ending on the third business day prior to the purchase date, which is the period from May 25, 2004 to and including June 1, 2004.

Vishay’s right to pay the purchase price in stock is subject to a number of conditions.  If these conditions are not satisfied prior to the close of business on the purchase date, the Company will be obligated to pay the entire purchase price in cash.  Holders may specify whether in these circumstances they elect to withdraw exercise of the option with respect to some or all of their LYONs or to receive cash.  If Vishay were required to pay the purchase price in cash and the option was exercised for all of the notes, the total cost to purchase the notes would be approximately $232 million.  Vishay would expect in these circumstances to utilize borrowings under its revolving credit facility to fund the purchase price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay operates in two segments, passive components and active components. We are the leading manufacturer of passive components in the United States and Europe.  These components include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose  core components are resistors that are sensitive to various types of mechanical stress.    We are also one of the world’s leading manufacturers of active electronic components, also referred to as discrete semiconductors.  These include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our active segment includes our 80.4% owned subsidiary, Siliconix.  The passive components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the active business. With the acquisition of BCcomponents in December 2002, revenues from our active and passive businesses are essentially split evenly between the segments.   For 2003, approximately 51% of our revenues were attributable to our passive business and 49% to our active business.

Sales for the first quarter 2004 were $640.9 million, a 20% increase as compared to sales of $532.1 million for the first quarter 2003.  Net earnings for the first quarter 2004 were $36.0 million or $0.20 per share compared to net earnings of $6.8 million or $0.04 per share for the first quarter 2003.

Demand continues to be strong in all Vishay product lines.  The price erosion experienced in the past several years  has slowed considerably and for some products we were able to raise prices.

Capacity utilization is a reflection, in part, of product demand trends.  We continue to operate near full capacity in most of our active facilities.  We are working to alleviate capacity constraints in the active segment by addressing production bottlenecks in our fabrication facilities, expanding our backend operations and expanding and broadening our foundry activities.  Capacity load is improving in the passives segment, and no major expansion of equipment is needed.   Resistors and inductors were operating at approximately 70 to 80% of capacity.    Our capacitor lines are operating at approximately 60% of capacity.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in average selling prices.

End-of-period backlog is one indicator of future sales. However, if demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty.  Therefore, the backlog is not necessarily indicative of the results of future periods.

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

We also focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  A higher level of inventory turnover reflects more efficient use of our capital.  For the four fiscal quarters ended April 3, 2004, our inventory turnover improved to 3.53, as compared to 3.02 for the comparable period ended March 31, 2003.  We attribute this improvement to improved selling conditions and enhanced selling efficiencies implemented over the past year.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog and the book-to-bill ratio for our business as a whole during the five quarters beginning with the first quarter of 2003 and through the first quarter of 2004.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004

Sales	$532,127,000	$538,103,000	$533,168,000	$567,199,000	$640,921,000

End-of-Period Backlog	$438,200,000	$419,800,000	$434,000,000	$532,000,000	$619,900,000

Book-to-Bill Ratio	1.05	0.96	1.03	1.14	1.14

Management believes that these trends are an encouraging indication of broad-based demand into the remainder of 2004, which will continue to encompass all of our major markets and all geographic areas.

Pricing in our industry is volatile.  During the first quarter, we noticed a slowing to the recent price declines.  Pricing overall was essentially flat, with certain products, particularly in the actives segment, demonstrating increased selling prices versus the fourth quarter of 2003.  The current price levels, however, are approximately five to seven percent below prices attained in 2003.  We expect further improvements in pricing in 2004.

Segments

The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the first quarter of 2003 through the first quarter of 2004:

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004

Passive Components
Sales	$274,874,000	$280,056,000	$268,368,000	$281,558,000	$321,328,000

Book-to-Bill Ratio	1.07	0.96	0.97	1.06	1.08

Active Components
Sales	$257,253,000	$258,047,000	$264,800,000	$285,641,000	$319,593,000

Book-to-Bill Ratio	1.03	0.96	1.09	1.23	1.21

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the Republic of China (Taiwan), the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 70% at the end of the first quarter 2004, as compared to 69% at December 31, 2003.  We continue to target improvement in this area as we proceed with the integration of the business of BCcomponents, acquired in December 2002.   We expect this percentage to be 73% by the end of 2004.  The long-term target remains between 75% and 80% of our headcount in lower-labor-cost countries.

Results of Operations

Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Costs of products sold	75.1%	77.7%
Gross profit	24.9%	22.3%
Selling, general and administrative expenses	15.3%	18.2%
Operating income	9.6%	4.0%
Earnings before taxes and minority interest	8.5%	2.2%
Net earnings	5.6%	1.3%

Effective tax rate	28.5%	24.9%

We report interim financial information for 13-week periods ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2004 end on April 3, 2004, July 3, 2004, October 2, 2004, and December 31, 2004, respectively.  The four fiscal quarters in 2003 were reported as calendar year quarters; however, they actually ended on March 29, 2003, June 28, 2003, September 27, 2003, and December 31, 2003, respectively.

Net Sales, Gross Profits and Margins

Net sales for the first quarter 2004 increased $108.8 million or 20.5% as compared to the comparable prior year period.   The increase is attributable to strong volumes and positive foreign currency effects, partially offset by lower pricing.  The increase in sales is a reflection of improved macroeconomic factors worldwide, including a strong and accelerating upturn in electronics.  All geographic markets have recovered, with Asia particularly strong.  Low interest rates have supported the U.S. economy, and Europe has followed the U.S.  Virtually all market segments are doing well, in particular mobile phones and networks, industrial products, and consumer products (digital cameras and DVDs).  A recent slow-down in notebook computers appears to be temporary.  Foreign exchange rates during the first quarter of 2004 positively impacted revenues by $33.6 million as compared to the first quarter of 2003.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on  sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $14.0 million and $19.4 million for the first quarters of 2004 and 2003, respectively, or, as a percentage of gross sales 2.1% and 3.5%, respectively.  Actual credits issued under the programs for the first quarters of 2004 and 2003, were approximately $13.0 million and $14.9 million, respectively.  The decrease in the incentives in the first quarter 2004 is indicative of the improved business climate affecting our distributors and the electronic component industry generally.

Costs of products sold as a percentage of net sales for the first quarter 2004 were 75.1%, as compared to 77.7% for the comparable prior year period.  Gross profit as a percentage of net sales for the first quarter 2004 was 24.9% as compared to 22.3% for the comparable prior year period.  Margins were favorably impacted by volume increases and our cost reduction programs, partially offset by lower pricing.

Discussion and analysis of sales and gross profit margins for our passive and active segments are provided below.

Passive Components

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Net Sales	$321,328,000	$274,874,000

Gross Profit Margin	22.6%	19.4%

Net sales of the passive components business for the first quarter 2004 increased $46.5 million, or 17%, as compared to the comparable prior year period.  Sales of resistors and inductors were particularly strong, with solid performance from our BCcomponents units, acquired in 2002.   We also noted some improvement in our capacitor sales, as well as sales of transducers and load cells. Gross margins were 22.6% for the first quarter 2004 as compared to 19.4% for the comparable prior year period, primarily due to higher volume, lower obsolescence costs, and our cost reduction programs.  Several significant cost reduction programs have been initiated in all of the products lines, including facility combinations and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.  Additionally, a write-down of $1.6 million of palladium inventory was taken in the first quarter 2003.

Margins for the first quarter 2004 were positively affected by raw material related write-downs and charges recorded in 2003 and 2002.  During 2003, we recorded write-downs of $5.4 million to reduce tantalum inventories to current market value, and a loss on purchase commitments for future delivery of tantalum of $11.4 million.  In addition, we recorded a write-down of $1.6 million of palladium inventory.  In 2002, we recorded a loss on long-term purchase commitments of tantalum of $106.0 million and write-downs of $27.4 million on tantalum and palladium inventories.   The raw material write-downs have the effect of improving gross margins in subsequent periods by reducing cost of products sold as inventory is utilized.  This effect cannot be precisely quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.  Management estimates that the impact on first quarter 2004 margins was approximately $3 million.

Active Components

	Fiscal Quarter Ended

	April 3, 2004	March 31, 2003

Net Sales	$319,593,000	$257,253,000

Gross Profit Margin	27.3%	25.3%

Net sales of the active components business for the first quarter 2004 increased $62.3 million, or 24%, as compared to the comparable prior year period.  The increase in sales is primarily attributable to increased volumes and favorable mix, partially offset by lower prices versus the comparable prior year period.  Demand is strong across all product lines, and virtually all market segments are doing well, in particular mobile phones and networks, industrial products, and consumer products (digital cameras and DVDs).  Sales during the first quarter 2004 were limited to some degree by capacity constraints.  Gross margins were 27.3% for the first quarter 2004 as compared to 25.3% for the comparable prior year period.  The improvement in margins is attributable to higher volumes and lower costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter 2004 were 15.3% of net sales as compared to 18.2% for the comparable prior year period.   The prior year included expenses due to the acquisition of BCcomponents.  The Company’s cost reduction initiatives referred to above also target selling, general, and administrative costs and offset, in part, the acquisition related increases in SG&A margins.

Restructuring and Severance Costs

Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn beginning in 2001.  These activities include the closing of facilities and the termination of employees.  Restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and  incur restructuring and severance costs, though we expect the magnitude of such charges to be significantly less than those recorded in 2003, 2002, and 2001.  Restructuring and severance costs for the first quarter of 2004 were $0.3 million, substantially all of which was paid in the first quarter of 2004.

We recorded restructuring and severance costs for the year ended December 31, 2003 of $29.6 million, $28.6 million of which was workforce reduction expense and $1.0 million of which was fixed asset impairment.  Included in restructuring and severance costs for year ended December 31, 2003 are restructuring and severance charges of $0.7 million recorded during the first quarter of 2003.  The workforce reduction expense was comprised of termination costs for 708 employees in Europe, Asia and the United States.  As of the end of the first quarter 2004, approximately $9.3 million of workforce reduction costs continue to be accrued.  The balance of accrued workforce reduction costs remaining at the end of the first quarter 2004 is expected to be substantially all paid by the end of 2004. The fixed asset impairment related to facility closure.  As a result of restructuring activities initiated in 2003, we expect an annual increase in gross profit of approximately $10.4 million.

We recorded restructuring and severance costs for the years ended December 31, 2002 and 2001 of $31.0 million and $61.9 million, respectively.   We realized savings in 2003 related to these restructuring charges, and we expect to continue to realize annual cost savings associated with these restructuring activities initiated in 2002 and 2001.

Restructuring and severance costs are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These amounts are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.  For a discussion of these costs, see Note 2 to our consolidated financial statements.

Interest Expense

Interest expense for the first quarter 2004 decreased $1.7 million, as compared to the comparable prior year quarter.  This decrease was primarily attributable to repayment of debt with the proceeds of lower interest rate debt issued in the third quarter of 2003.  These proceeds, from our issuance of our 3-5/8% convertible subordinated notes, were used to repay approximately $171 million principal amount of General Semiconductor’s 5.75% convertible notes, approximately $97 million accreted principal amount of Liquid Yield Option™ Notes (LYONs) and $130 million in borrowings under our revolving credit facility in the third quarter of 2003.

Other Income

Other income was $1.0 million for the first quarter 2004, compared to $0.6 million for the comparable prior year quarter. Foreign exchange losses of $1.3 million were reported for the first quarter 2003, whereas foreign exchange impacts were essentially neutral for the first quarter 2004.  Interest income decreased approximately $0.7 million from the comparable prior year period, primarily attributable to lower interest rates.

Minority Interest

Minority interest in earnings increased $0.8 million for first quarter 2004, as compared to the comparable prior year period, primarily due to the increase in net earnings of Siliconix, of which we own 80.4%.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the first quarter of 2004 was 28.5% as compared to 24.9% for the comparable prior year period.  The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of temporary timing differences, that would result in the utilization of loss carryforwards for tax purposes.

We enjoy favorable tax rates on our operations in Israel.  Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.  The low tax rates in Israel applicable to us ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied.  This impact was an increase in earnings of approximately $2.8 million for the first quarter of 2004.  Due to losses reported in Israel, there was no material impact on net earnings for the first quarter of 2003.

Financial Condition and Liquidity

Cash and cash equivalents were $582 million at the end of the first quarter 2004, of which $296 million belonged to Siliconix.  Of the remaining amount of $286 million, approximately $236 million is held by our non-U.S. subsidiaries.  Our cash and most profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

Our financial condition at the end of the first quarter 2004, continued to be strong, with a current ratio (current assets to current liabilities) of 3.1 to 1, compared to a ratio of 2.8 to 1 at December 31, 2003, primarily due to increases in cash during the first quarter of 2004.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.33 to 1 at the end of the first quarter, the same as the ratio at December 31, 2003.

Cash flows from operations were $51.3 million for the first quarter 2004 as compared to $27.9 million for the first  quarter 2003, primarily attributable to increased earnings.

Net purchases of property and equipment for the first quarter 2004 were $15.1 million, as compared to $24.2 million in the prior year quarter.  Our capital expenditures are projected to grow from $127 million in 2003 to $175 million in 2004, in part to expand capacity in the active business, which will occur primarily in the second half of the year.  Purchase of businesses, net of cash acquired, of $5.1 million and $10.8 million, for the first quarters of 2004 and 2003, respectively, represent payments made related to liabilities assumed from previous acquisitions.

Our debt levels have increased significantly since 2000.  This is primarily attributable to acquisition activity.   Additionally, in 2003, we issued $500 million of convertible subordinated notes, using a majority of the proceeds to repay other higher interest rate debt.

We maintain a secured revolving credit facility of $400 million, which was extended in 2003 until May 2007.   Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.

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

At April 3, 2004 and December 31, 2003, there were no borrowings outstanding under this credit facility.  We are in the process of making certain technical amendments to the credit facility to remove any impediments to our borrowing under the facility.  Our tangible net worth at April 3, 2004 stood at $920 million, which is $43 million more than the minimum required under the related credit facility covenant.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.

The holders of our Liquid Yield Option Notes (LYONs) have the option to require us to repurchase all or a portion of their LYONs on June 4, 2004 at their accreted value of $602.77 per $1,000 principal amount at maturity.   The holders also have the right to require us to repurchase the notes on June 4, 2006, June 4, 2011, and June 4, 2016 at their accreted value on these dates, as set forth in the notes.   Pursuant to the terms of the notes, we may choose to pay the purchase price in cash, Vishay common stock, or a combination of both.  If payment for the notes were made in cash, we would be able to utilize borrowings under our revolving credit facility.  Given our intent and ability to refinance this obligation on a long-term basis through our revolving credit facility or the issuance of common stock, the notes are classified as a long-term liability on the consolidated balance sheet.

On May 5, 2004, we notified holders of the notes that we had elected to pay the purchase price for the notes on the June 4, 2004 purchase date in shares of common stock.

Each holder of LYONs that exercises the option will receive a number of shares determined by dividing the total amount of cash the holder would have been entitled to receive had the purchase priced been paid in cash by the market price of a share of common stock.  Market price for these purposes, as stated in the notes, means the average of the closing prices of Vishay common stock on the New York Stock Exchange composite trading for the five day trading period ending on the third business day prior to the purchase date, which is the period from May 25, 2004 to and including June 1, 2004.

Vishay’s right to pay the purchase price in stock is subject to a number of conditions.  If these conditions are not satisfied prior to the close of business on the purchase date, the Company will be obligated to pay the entire purchase price in cash.  Holders may specify whether in these circumstances they elect to withdraw exercise of the option with respect to some or all of their LYONs or to receive cash.  If we were required to pay the purchase price in cash and the option was exercised for all of the notes, the total cost to purchase the notes would be approximately $232 million.  We would expect in these circumstances to utilize borrowings under our revolving credit facility to fund the purchase price.

Tower Semiconductor

On December 31, 2003, the Company and Siliconix announced the signing of a memorandum of understanding with Tower Semiconductor for a long-term manufacturing and supply arrangement between Siliconix and Tower.  Pursuant  to the terms of the memorandum of understanding, Siliconix would place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period. Siliconix would advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix’s orders, which would be credited towards the purchase price of the wafers.   The transaction is subject to the approval of Tower’s lending bank and the Israeli investment center and to definitive documentation.  Vishay and Siliconix expect a definitive agreement to be completed during the first half of 2004.  If a definitive agreement is not reached, Vishay and Siliconix will have no commitments related to this memorandum of understanding.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues.   The adoption of FIN 46 and FIN 46-R did not have a material effect on our financial position, results of operations, or liquidity.

In December 2003, the FASB issued a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  The revised standard retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net period cost of defined pension plans and other defined benefit postretirement plans.  We adopted the annual disclosure requirements required by SFAS No. 132 (revised 2003) for our U.S. pension and other postretirement plans in our annual report on Form 10-K for the year ended December 31, 2003.  This quarterly report on Form 10-Q includes the required interim disclosures.  As permitted by SFAS No. 132, certain disclosures regarding non-U.S. pension plans and estimated future benefit payments for both U.S. and non-U.S. pension and other postretirement benefit plans will be delayed until our annual report on Form 10-K for the year ending December 31, 2004.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit.  In accordance with FASB Staff Position No. FAS 106-1, measures of the benefit obligation and net periodic postretirement benefit cost do not reflect the effects of the Act on the plan.  Specific authoritative accounting guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require companies, including Vishay, to change previously reported information.

Safe Harbor Statement

Statements contained herein that relate to our future performance and outlook, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2004 or any other future period, including anticipated business improvements or continuing business trends, synergies and cost savings, and expected or perceived improvements in the economy and the electronic component industry generally are forward-looking statements within safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; market-wide business and economic trends, generally or in the specific areas where we sell the bulk of our products; competitive pricing and other competitive pressures; changes in the pricing for new materials used by the Company, particularly tantalum and palladium; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions and the cancellation or reduction of government grants, tax benefits or other incentives; currency exchange rate fluctuations; labor unrest or strikes; underutilization of plants and factories in high labor cost regions and capacity constraints in low labor cost regions; the availability of acquisition opportunities on terms considered reasonable by us; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the first quarter 2004.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.   No amounts were outstanding under this facility during the first quarter 2004.  On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the first quarter 2004.

Item 4. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the first quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Felix Zandman, Chief Executive Officer.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard N. Grubb, Chief Financial Officer.

(b)	Reports on Form 8-K:

On February 5, 2004, we filed a current report under Item 5 of Form 8-K,   regarding the calculation of Dr. Zandman’s beneficial ownership of shares constituting approximately 50.5% of Vishay’s outstanding voting power subsequent to recent sales of Class B common stock by members of Mrs. Luella B. Slaner’s family.

On February 6, 2004, we filed a current report under Item 12 of Form 8-K, reporting the unaudited financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Richard N. Grubb

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2004