Form 10-Q
period 2004-07-03
VISHAY INTERTECHNOLOGY INC
filed 2004-08-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of August 6, 2004 registrant had 151,410,767 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

JULY 3, 2004

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 3, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$639,246	$555,540
Accounts receivable, net	427,866	374,240
Inventories:
Finished goods	160,278	171,447
Work in process	157,199	154,532
Raw materials	219,711	189,413
Deferred income taxes	48,350	48,471
Prepaid expenses and other current assets	125,850	143,610

Total current assets	1,778,500	1,637,253
Property and equipment, at cost:
Land	108,208	110,021
Buildings and improvements	389,264	375,178
Machinery and equipment	1,674,174	1,644,270
Construction in progress	63,932	85,169
Allowance for depreciation	(1,072,889)	(994,843)

	1,162,689	1,219,795
Goodwill	1,456,986	1,466,714
Other intangible assets, net	122,788	128,955
Other assets	100,755	119,796

Total assets	$4,621,718	$4,572,513

Continues on following page.

	July 3, 2004	December 31, 2003

	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$18,380	$17,511
Trade accounts payable	134,014	158,182
Payroll and related expenses	114,114	111,842
Other accrued expenses	272,872	288,432
Income taxes	40,851	10,112
Current portion of long-term debt	1,285	1,282

Total current liabilities	581,516	587,361
Long-term debt less current portion	736,995	836,606
Deferred income taxes	27,885	35,036
Deferred income	23,073	27,659
Other liabilities	242,657	248,652
Accrued pension and other postretirement costs	233,025	239,950
Minority interest	88,943	83,215
Stockholders’ equity:
Common stock	15,141	14,467
Class B common stock	1,468	1,538
Capital in excess of par value	2,026,881	1,918,785
Retained earnings	627,280	550,196
Unearned compensation	(190)	(306)
Accumulated other comprehensive income	17,044	29,354

	2,687,624	2,514,034

	$4,621,718	$4,572,513

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal Quarter Ended

	July 3, 2004	June 30, 2003

Net sales	$646,699	$538,103
Costs of products sold	477,775	414,804

Gross profit	168,924	123,299
Selling, general, and administrative expenses	99,362	95,649
Restructuring and severance costs	1,759	12,258

Operating income	67,803	15,392
Other income (expense):
Interest expense	(9,062)	(9,697)
Other	3,035	294

	(6,027)	(9,403)

Earnings before taxes and minority interest	61,776	5,989
Income taxes	17,616	1,234
Minority interest	3,042	1,875

Net earnings	$41,118	$2,880

Basic earnings per share	$0.25	$0.02
Diluted earnings per share	$0.22	$0.02
Weighted average shares outstanding - basic	162,309	159,596
Weighted average shares outstanding - diluted	204,599	160,145

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Six Fiscal Months Ended

	July 3, 2004	June 30, 2003

Net sales	$1,287,620	$1,070,230
Costs of products sold	958,985	828,421

Gross profit	328,635	241,809
Selling, general, and administrative expenses	196,691	192,079
Restructuring and severance costs	2,060	12,945

Operating income	129,884	36,785
Other income (expense):
Interest expense	(17,937)	(19,930)
Other	4,025	937

	(13,912)	(18,993)

Earnings before taxes and minority interest	115,972	17,792
Income taxes	33,040	4,169
Minority interest	5,848	3,895

Net earnings	$77,084	$9,728

Basic earnings per share	$0.48	$0.06
Diluted earnings per share	$0.43	$0.06
Weighted average shares outstanding - basic	161,360	159,577
Weighted average shares outstanding - diluted	202,930	160,076

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six Fiscal Months Ended

	July 3, 2004	June 30, 2003

Operating activities
Net earnings	$77,084	$9,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,919	101,211
Loss (gain) on disposal of property and equipment	1,428	(305)
Minority interest in net earnings of consolidated subsidiaries	5,848	3,895
Accretion of interest on convertible debentures	3,184	4,767
Purchase commitment liability	(18,200)	(14,000)
Write-down of palladium inventory	—	1,585
Inventory write-offs for obsolescence	15,870	22,527
Deferred grant income	(4,673)	(6,960)
Other	8,239	(3,905)
Changes in operating assets and liabilities	(56,213)	(24,088)

Net cash provided by operating activities	132,486	94,455
Investing activities
Purchase of property and equipment	(48,585)	(41,104)
Proceeds from sale of property and equipment	3,311	13,918
Purchase of software license	(4,500)	—
Purchase of businesses	(6,266)	(14,668)

Net cash used in investing activities	(56,040)	(41,854)
Financing activities
Proceeds from long-term borrowings	86	225
Principal payments on long-term debt	(747)	(17,577)
Net payments on revolving credit lines	—	(20,000)
Net changes in short-term borrowings	902	464
Stock issuance costs	(191)	—
Proceeds from stock options exercised	9,019	95

Net cash provided by (used in) financing activities	9,069	(36,793)
Effect of exchange rate changes on cash	(1,809)	6,140

Increase in cash and cash equivalents	83,706	21,948
Cash and cash equivalents at beginning of period	555,540	339,938

Cash and cash equivalents at end of period	$639,246	$361,886

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The comparative balance sheet at December 31, 2003 presented herein has been derived from the audited consolidated financial statements at that date. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the second quarter and six fiscal months ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.  The Company now classifies amortization of deferred financing costs as “interest expense” and has reclassified prior period amounts from “selling, general, and administrative expenses” to “interest expense”.  Amortization of deferred financing costs for the second quarters of 2004 and 2003 were $624,000 and $233,000, respectively.  Amortization of deferred financing costs for the first six fiscal months of 2004 and 2003 were $1,239,000 and $465,000, respectively.

Note 2:     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Numerator:
Numerator for basic earnings per share - net earnings	$41,118	$2,880	$77,084	$9,728
Interest savings assuming conversion of dilutive convertible and exchangeable notes	4,528	—	9,293	—

Numerator for diluted earnings per share - adjusted net earnings	$45,646	$2,880	$86,377	$9,728

Denominator:
Denominator for basic earnings per share - weighted average shares	162,309	159,596	161,360	159,577
Effect of dilutive securities
Convertible and exchangeable notes	40,061	—	38,239	—
Employee stock options	2,150	474	2,731	427
Warrants	—	—	521	—
Other	79	75	79	72

Dilutive potential common shares	42,290	549	41,570	499

Denominator for diluted earnings per share - adjusted weighted average shares	204,599	160,145	202,930	160,076

Basic earnings per share	$0.25	$0.02	$0.48	$0.06

Diluted earnings per share	$0.22	$0.02	$0.43	$0.06

Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the respective period:

•

Weighted average outstanding warrants of 8,824,000 and 8,824,000, for the second quarters of 2004 and 2003, respectively, and 5,324,000 and 8,824,000, for the six fiscal months ended July 3, 2004 and June 30, 2003, respectively.

•

Weighted average outstanding stock options to purchase 1,164,000 shares and 7,109,000 shares of common stock for the second quarters of 2004 and 2003, respectively, and options to purchase 1,164,000 shares and 7,498,000 shares of common stock for the six fiscal months ended July 3, 2004 and June 30, 2003, respectively.

•

Assumed conversion of the Company’s LYONs, due 2021, for the second quarter and six fiscal months ended June 30, 2003.  At June 30, 2003, these notes were convertible into 9,717,730 shares of the Company’s common stock. The Company repurchased some of these notes during the third quarter of 2003. The Company also repurchased some of these notes pursuant to the option of the holders to require repurchase of the LYONs on June 4, 2004, as described in Note 8.  The remaining outstanding notes are dilutive to the second quarter and six fiscal months ended July 3, 2004.

•

Assumed exchange of the notes of Vishay from the December 13, 2002 acquisition of BCcomponents, for the second quarter and six fiscal months ended June 30, 2003.  These notes are exchangeable for 6,176,471 shares of the Company’s common stock, and are dilutive to the second quarter and six fiscal months ended July 3, 2004.

•

Assumed conversion of the convertible subordinated notes of General Semiconductor, acquired November 2, 2001, for the second quarter and six fiscal months ended June 30, 2003.  At June 30, 2003, these notes were convertible into 6,191,161 shares of the Company’s common stock. These notes were fully redeemed on September 10, 2003.

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

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Business Segment Information (in thousands)
Net sales:
Passives	$325,745	$280,056	$647,073	$554,930
Actives	320,954	258,047	640,547	515,300

	$646,699	$538,103	$1,287,620	$1,070,230

Operating income (loss):
Passives	$27,231	$(7,790)	$52,945	$(6,972)
Actives	49,115	28,288	92,992	53,900
Corporate	(8,543)	(5,106)	(16,053)	(10,143)

	$67,803	$15,392	$129,884	$36,785

Restructuring and severance costs:
Passives	$767	$11,834	$872	$12,301
Actives	992	424	1,188	644

	$1,759	$12,258	$2,060	$12,945

Note 4:     Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net earnings	$41,118	$2,880	$77,084	$9,728
Other comprehensive income:
Foreign currency translation adjustment	(9,390)	27,490	(12,490)	51,263
Unrealized gain on interest rate swap	—	1,100	—	1,760
Unrealized loss on available for sale securities	(66)	—	(66)	—
Pension liability adjustment	154	(434)	246	(537)

Total other comprehensive income (loss)	(9,302)	28,156	(12,310)	52,486

Comprehensive income	$31,816	$31,036	$64,774	$62,214

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

Second Quarter 2004

The Company recorded restructuring and severance costs of $1,759,000 for the second quarter 2004. Restructuring of European and Asian operations included $1,615,000 of employee termination costs covering 33 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, and Japan. The remaining $144,000 of restructuring expense related to termination costs for 17 technical, production, administrative and support employees located in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

Six Fiscal Months Ended July 3, 2004

The Company recorded restructuring and severance costs of $2,060,000 for the six fiscal months ended July 3, 2004. Restructuring of European and Asian operations included $1,788,000 of employee termination costs covering 39 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, and Japan.  The remaining $272,000 of restructuring expense related to termination costs for 31 technical, production, administrative and support employees located in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. Activity related to these costs for the six fiscal months ended July 3, 2004 is as follows (in thousands, except number of employees):

	Severance Costs	Number of Employees Terminated	Total

Restructuring and severance costs	$2,060	70	$2,060
Utilized	(1,764)	(68)	(1,764)

Balance at July 3, 2004	$296	2	$296

Second Quarter 2003

The Company recorded restructuring expense of $12,258,000 for the second quarter 2003. Restructuring of European operations included $11,343,000 of employee termination costs covering 301 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $915,000 of restructuring expense relates to termination costs for 89 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

Six Fiscal Months Ended June 30, 2003

The Company recorded restructuring expense of $12,945,000 for the six fiscal months ended June 30, 2003. Restructuring of European operations included $11,900,000 of employee termination costs covering 346 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $1,045,000 of restructuring expense relates to termination costs for 104 technical, production, administrative and support employees located in the United States. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

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

Activity related to these costs is as follows (in thousands, except number of employees):

	Severance Costs	Asset Impairment	Number of Employees Terminated	Total

Restructuring and severance costs	$28,546	$1,014	708	$29,560
Utilized	(14,195)	(1,014)	(653)	(15,209)
Foreign currency translation	1,623	—	—	1,623

Balance at December 31, 2003	15,974	—	55	15,974
Utilized	(10,132)	—	(46)	(10,132)
Foreign currency translation	(230)	—	—	(230)

Balance at July 3, 2004	$5,612	$—	9	$5,612

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

General Semiconductor

In connection with the General Semiconductor acquisition in November 2001, the Company recorded restructuring liabilities of $94,643,000 under an exit plan that management began to formulate prior to the acquisition date. The exit plan includes downsizing certain European and Taiwan facilities and moving production to low-labor-cost areas such as Israel, the Czech Republic, and the People’s Republic of China. The plan also includes reducing selling, general and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at General Semiconductor. The Company’s goal under the plan is to achieve significant production cost savings through the transfer and expansion of manufacturing operations to regions such as Israel, the Czech Republic, and the People’s Republic of China, where the Company can take advantage of lower labor costs and available tax and other government-sponsored incentives. Approximately $88,242,000 of these restructuring liabilities related to employee termination costs covering approximately 1,460 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The remaining $6,401,000 related to provisions for lease cancellations and other costs. The liability is recorded in other accrued expenses, and the outstanding unpaid amount of the liability is expected to be paid upon the transfer of certain production to a newly constructed facility in the People’s Republic of China.  Future adjustments to decrease the restructuring liabilities would decrease goodwill.

A rollforward of the activity in these restructuring liabilities is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at January 1, 2002	$88,242	$6,401	1,460	$94,643
Utilized	(52,118)	(1,249)	(426)	(53,367)
Changes in estimate	(7,900)	—	(147)	(7,900)

Balance at December 31, 2002	28,224	5,152	887	33,376
Utilized	(6,563)	(2,641)	(118)	(9,204)
Foreign currency translation	504	—	—	504
Changes in estimate	(271)	—	—	(271)

Balance at December 31, 2003	21,894	2,511	769	24,405
Utilized	(1,218)	(529)	(27)	(1,747)
Foreign currency translation	(41)	—	—	(41)

Balance at July 3, 2004	$20,635	$1,982	742	$22,617

BCcomponents

In connection with the BCcomponents acquisition in December 2002, the Company recorded restructuring liabilities of $47,794,000 under an exit plan that management began to formulate prior to the acquisition date. Approximately $45,855,000 of these liabilities related to employee termination costs covering approximately 780 technical, production, administrative and support employees located in the United States, Europe, and the Pacific Rim. The liability is recorded in other accrued expenses, and the outstanding unpaid amount of the liability is expected to be paid upon the transfer of certain production to facilities in lower-labor-cost countries, and successful certification of those facilities. Future adjustments to decrease the restructuring liabilities would decrease goodwill.  A rollforward of the activity related to these restructuring liabilities is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at December 31, 2002	$45,855	$1,939	780	$47,794
Utilized	(30,018)	(1,939)	(624)	(31,957)
Foreign currency translation	5,153	—	—	5,153
Change in estimate	(1,328)	—	(13)	(1,328)

Balance at December 31, 2003	19,662	—	143	19,662
Utilized	(4,519)	—	(60)	(4,519)
Foreign currency translation	(415)	—	—	(415)

Balance at July 3, 2004	$14,728	$—	83	$14,728

Note 6:     Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB No. 25 and related interpretations. The following is provided to comply with the disclosure requirements of SFAS No. 123, as amended. If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net income, as reported	$41,118	$2,880	$77,084	$9,728
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	365	—	365	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(679)	(414)	(983)	(866)

Pro forma net income	$40,804	$2,466	$76,466	$8,862

Earnings per share:
Basic—as reported	$0.25	$0.02	$0.48	$0.06

Basic—pro forma	$0.25	$0.02	$0.47	$0.06

Diluted—as reported	$0.22	$0.02	$0.43	$0.06

Diluted—pro forma	$0.22	$0.02	$0.42	$0.06

On May 12, 2004, the Company’s shareholders approved the Senior Executive Phantom Stock Plan.  The Phantom  Stock Plan authorizes the grant of up to 300,000 shares of phantom stock to the extent provided for in employment agreements with the Company.  Each share of phantom stock entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement.  The shares of phantom stock are fully vested at all times.

The Phantom Stock Plan provides for the granting of shares of phantom stock to individuals whose employment arrangements with the Company provide for such grants.  The Company has such employment arrangements with six of its executives.  The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives.  If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan.  No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company.

If the Company declares dividends on its common stock, the dividend amounts with respect to the phantom stock will be deemed reinvested in additional shares of phantom stock.

The Board of Directors of the Company can amend or terminate the Phantom Stock Plan at any time, except that phantom stock already granted to any individual cannot be adversely affected without the individual’s consent.  Furthermore, stockholder approval of an amendment is required if the amendment increases the number of shares subject to the Phantom Stock Plan or otherwise materially amends the Phantom Stock Plan or if stockholder approval is otherwise required by applicable law or stock exchange rules.  If the Board of Directors does not terminate the Phantom Stock Plan, it will terminate when all phantom stock has been awarded with respect to all 300,000 shares of common stock reserved for the Phantom Stock Plan.

On May 12, 2004, the Company granted 30,000 phantom stock units and recognized compensation expense of $561,000, equal to the value of the underlying stock at the date of grant.  The fair value of such grants pursuant to SFAS No. 123 is equal to the intrinsic value as determined pursuant to APB No. 25.

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

The following table shows the components of the net periodic benefit cost for the quarters and six fiscal months ended  July 3, 2004 and June 30, 2003 for the Company’s U.S. pension benefits plans (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net service cost	$992	$849	1,984	1,698
Interest cost	3,472	3,514	6,899	7,028
Expected return on plan assets	(3,935)	(3,130)	(7,870)	(6,260)
Amortization of prior service cost	240	8	240	16
Amortization of losses	816	1,071	1,632	2,142

Net periodic benefit cost	$1,585	$2,312	$2,885	$4,624

The following table shows the components of the net periodic benefit cost for the quarters and six fiscal months ended  July 3, 2004 and June 30, 2003 for the Company’s U.S. other postretirement benefits plans (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net service cost	$66	$62	$132	$124
Interest cost	371	340	736	680
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	48	48	96	96
Amortization of prior service cost	22	12	34	24

Net periodic benefit cost	$507	$462	$998	$924

The following table shows the components of the net periodic benefit cost for the quarters and six fiscal months ended  July 3, 2004 and June 30, 2003 for the Company’s foreign defined benefit pension plans (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Service cost	$240	$209	$488	$407
Interest cost	1,825	1,740	3,717	3,388
Expected return on plan assets	(126)	(116)	(256)	(225)
Amortization of transition obligation	—	(1)	—	(2)
Amortization of prior service cost	—	6	—	11
Curtailments	—	(40)	—	(79)
Amortization of losses	91	(24)	186	(47)

Net periodic benefit cost	$2,030	$1,774	$4,135	$3,453

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $10 million to its U.S. pension plans in 2004.  As of the end of the second quarter 2004, $4.1 million of contributions have been made.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, (“FSP No. 106-2”). The above Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act.  As of July 3, 2004, the Company’s measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy.  The Company is in the process of evaluating the impact of the accounting treatment required by FSP No. 106-2.

The Company is in the process of entering into formal employment agreements with six of its executives.  The basis of these formal agreements will be arrangements between the Company and these executives which had been adopted by the Compensation Committee of the Board of Directors, subject to shareholder approval.  The aspects of these arrangements requiring shareholder approval were approved at the Company’s annual meeting of shareholders on May 12, 2004, and accordingly, the Company has begun to reflect the related costs and obligations of these employment arrangements in its financial statements as of that date. These employment arrangements provide medical benefits for these executives and their surviving spouses for life, up to a $15,000 annual premium value per person.  These benefits are fully vested, and accordingly, the obligations represent prior service costs which will be amortized over the average remaining expected services period for these six executives.  Pursuant to the Company’s employment arrangement with its chairman and chief executive officer, the Company will provide an annual retirement benefit equal to 50% of his average base pay and bonus for the five years preceding his retirement (but not to exceed $1 million annually).  These pension benefits are unfunded and fully vested.  The obligations represent prior service costs which will be amortized over the remaining expected service period.

Note 8:     Debt

Liquid Yield Option™ Notes

The holders of the Company’s Liquid Yield Option™ Notes (LYONs) had the option to require the Company to purchase all or a portion of their LYONs on June 4, 2004 at their accreted value of $602.77 per $1,000 principal amount at maturity.  Pursuant to the terms of the notes, the Company could choose to pay the purchase price in cash, Vishay common stock, or a combination of both.  On  May 5, 2004, the Company notified holders of the notes that it had elected to pay the purchase price for the notes on the June 4, 2004 purchase date in shares of common stock.

Each holder of LYONs that exercised the option received 32.6669 shares per $1,000 principal amount at maturity, determined by dividing the total amount of cash the holder would have been entitled to receive had the purchase price been paid in cash by the average market price of a share of common stock for the five day trading period ending on the third business day prior to the purchase date, which was the period from May 25, 2004 to and including June 1, 2004.  This average market price was $18.452.

Holders of $169,435,000 principal amount at maturity ($102,130,000 accreted principal amount) exercised their option.  The Company issued 5,534,905 shares of common stock. The transaction resulted in a non-cash charge to equity of $2,540,000 for the write-off of a portion of unamortized debt issuance costs associated with the 2001 issuance of the LYONs.  Additionally, the Company incurred stock issuance costs of $191,000 in the transaction, which were also recorded as a reduction in equity.

The remaining LYONs holders also have the right to require Vishay to repurchase the notes on June 4, 2006, June 4, 2011, and June 4, 2016 at their accreted value on these dates, as set forth in the notes.

Revolving Credit Facility

On May 24, 2004, the Company entered into a Consent and First Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, effective as of May 14, 2004.  The amendment provides for lender consent to the corporate restructuring of certain subsidiaries of Vishay, permits subsidiary guarantees of certain equipment leases and revises and clarifies the conditions under which Vishay and its subsidiaries may extend loans to one another. In addition, in connection with the execution of the amendment, certain additional Vishay subsidiaries, which have become “significant subsidiaries” as that term is defined under the credit agreement, have become parties to various security and guaranty documents.

Note 9:     Commitments and Contingencies

On May 17, 2004, the Company’s 80.4% owned subsidiary Siliconix announced that it had signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor.

Siliconix will place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.

The first phase of technology transfer from Siliconix to Tower has started and is estimated to last approximately 12 months.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one; approximately $16 million for year two; and approximately $28 million per year through the end of the agreement.

Siliconix will advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix’s orders, which will be credited towards the purchase price of the wafers.   No amounts have been advanced as of the end of the second quarter 2004.

The closing of the agreement is subject to the approval of Tower’s lending banks.   If these approvals are not obtained, neither Vishay nor Siliconix will have any obligations pursuant to this agreement.

Note 10:      New Accounting Pronouncements

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

Sales for the second quarter 2004 were $646.7 million, a 20% increase as compared to sales of $538.1 million for the second quarter 2003.  Net earnings for the second quarter 2004 were $41.1 million or $0.22 per diluted share compared to net earnings of $2.9 million or $0.02 per share for the second quarter 2003.

Sales for the six fiscal months ended July 3, 2004 were $1,287.6 million, a 20% increase as compared to sales of $1,070.2 million for the comparable prior year period.  Net earnings for the six fiscal months ended July 3, 2004 were $77.1 million or $0.43 per share compared to net earnings of $9.7 million or $0.06 per share for the comparable prior year period.

The worldwide macro economy continued to support a good business climate for electronics in the second quarter of 2004.  Orders were stronger in the beginning of the quarter, and high backlogs at the end of the first quarter of 2004 lead to sequential sales increases.   We believe the slowing of orders during the quarter is likely a reflection of shortening lead times in combination with some seasonal effects, as demand continues to be strong in all Vishay product lines.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in average selling prices and inventory turnover.

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

We also focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  A higher level of inventory turnover reflects more efficient use of our capital.  For the four fiscal quarters ended July 3, 2004, our inventory turnover was 3.51, as compared to 3.01 for the comparable period ended June 30, 2003 and 3.53 for the comparable period ended April 3, 2004.  We attribute this improvement in 2004 to improved selling conditions and enhanced selling efficiencies implemented over the past year.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog and the book-to-bill ratio for our business as a whole during the five quarters beginning with the second quarter of 2003 and through the second quarter of 2004.

	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004

Sales	$ 538,103,000	$ 533,168,000	$ 567,199,000	$ 640,921,000	$ 646,699,000
End-of-Period Backlog	$ 419,800,000	$ 434,000,000	$ 532,000,000	$ 619,900,000	$ 607,000,000
Book-to-Bill Ratio	0.96	1.03	1.14	1.14	0.98

The stabilization of the backlog and the decrease in the book-to-bill ratio in the second quarter is primarily due to a slow-down in orders, which we believe is attributable to distributors adjusting their inventory levels due to shortening lead times and some seasonal effects.  Approximately 65% of the backlog is shippable within three months.

We believe that these metrics are an indication of our business entering a phase of stabilization.  We believe the second half of 2004 will be healthy, with sustained broad-based demand which will continue to encompass all of our major markets and all geographic areas.

Pricing in our industry is volatile.  During the first quarter of 2004, we noticed a slowing to the price declines noted during 2002 and 2003, with certain products, particularly in the actives segment, demonstrating increased selling prices versus the fourth quarter of 2003.  Price changes during the second quarter of 2004 as compared to the first quarter of 2004 ranged from negligible to a one percent decline.  The current price levels, however, are approximately four to five percent below prices attained in 2003.  Additionally, we do not perceive any shortages in supply at this time, and accordingly, believe there is limited potential for further price increases.  We expect relatively stable pricing for the remainder of 2004.

Capacity Utilization

Capacity utilization is a reflection, in part, of product demand trends.  We continue to operate near full capacity in most of our active components facilities.  We are working to alleviate capacity constraints in the active components segment by addressing production bottlenecks in our fabrication facilities, expanding our backend operations and expanding and broadening our foundry activities.  Capacity load is improving in the passive components segment, and no major expansion of equipment is needed.   Resistors and inductors were operating at approximately 70 to 80% of capacity.  Our capacitor lines are operating at approximately 65% of capacity.

Segments

The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the second quarter of 2003 through the second quarter of 2004:

	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004

Passive Components
Sales	$ 280,056,000	$ 268,368,000	$ 281,558,000	$ 321,328,000	$ 325,745,000
Book-to-Bill Ratio	0.96	0.97	1.06	1.08	0.95
Active Components
Sales	$ 258,047,000	$ 264,800,000	$ 285,641,000	$ 319,593,000	$ 320,954,000
Book-to-Bill Ratio	0.96	1.09	1.23	1.21	1.02

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the Republic of China (Taiwan), the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 71% at the end of the second quarter 2004, as compared to 70% at the end of the first quarter 2004, and 69% at December 31, 2003.  We continue to target improvement in this area as we proceed with the integration of the business of BCcomponents, acquired in December 2002.   We expect this percentage to be 73% by the end of 2004.  The long-term target remains between 75% and 80% of our headcount in lower-labor-cost countries.

Results of Operations

Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Costs of products sold	73.9%	77.1%	74.5%	77.4%
Gross profit	26.1%	22.9%	25.5%	22.6%
Selling, general & administrative expenses	15.4%	17.8%	15.3%	17.9%
Operating income	10.5%	2.9%	10.1%	3.4%
Earnings before taxes & minority interest	9.6%	1.1%	9.0%	1.7%
Net earnings	6.4%	0.5%	6.0%	0.9%
Effective tax rate	28.5%	20.6%	28.5%	23.4%

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

Net Sales, Gross Profits and Margins

Net sales for the quarter and six fiscal months ended July 3, 2004 increased $108.6 million or 20% and $217.4 million or 20%, respectively, as compared to the comparable prior year periods.  The increase is attributable to strong volumes and positive foreign currency effects, partially offset by lower pricing.  The worldwide macro economy continued to support a good business climate for electronics in the second quarter of 2004.  High backlogs at the end of the first quarter of 2004 lead to sales increases in the second quarter of 2004.   Virtually all market segments performed well.  Telecom (networks and mobile phones) was particularly strong in Asia and Europe.  Automotive products showed steady growth.   Industrial products continued to be strong in Asia with solid development in Europe, and consumer products (digital cameras and DVDs) continued to be strong in Asia but relatively weak in Europe.  Foreign exchange rates during the quarter and six fiscal months ended July 3, 2004 positively impacted revenues by $16 million and $50 million, respectively, as compared to comparable prior year periods.

We deduct from the sales that we record to distributors allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on  sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $29 million and $35 million for the six fiscal month periods ended July 3, 2004 and June 30, 2003, respectively, or, as a percentage of gross sales 2.2% and 3.1%, respectively.  Actual credits issued under the programs for the six fiscal month periods ended July 3, 2004 and June 30, 2003, respectively, were approximately $25 million and $30 million, respectively.  The decrease in the incentives in 2004 is indicative of the improved business climate affecting our distributors and the electronic component industry generally.

Costs of products sold as a percentage of net sales for the quarter and six fiscal months ended July 3, 2004 was 73.9% and 74.5%, respectively, as compared to 77.1% and 77.4%, respectively, for the comparable prior year period.  Gross profit as a percentage of sales for the quarter and six fiscal months ended July 3, 2004 was 26.1% and 25.5%, respectively, as compared to 22.9% and 22.6%, respectively, for the comparable prior year periods.  Margins were favorably impacted by volume increases and our cost reduction programs, partially offset by lower pricing.

Discussion and analysis of sales and gross profit margins for our passive and active segments are provided below.

Passive Components

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net sales	$325,745,000	$280,056,000	$647,073,000	$554,930,000
Gross margin percentage	23.1%	19.3%	22.8%	19.3%

Net sales of the passive components business for the quarter and six fiscal months ended July 3, 2004 increased $45.7 million (16%) and $92.2 million (17%), respectively, as compared to the comparable prior year periods.  Sales of resistors and inductors continued to grow.   We also noted continued recovery in our capacitor sales.  Products sold by our Measurements Group division, transducers and load cells, saw a temporary slow down in sales as compared to the first quarter, but were higher than comparable prior year periods.  Bookings for the Measurements Group division products suggest strength in future period sales.  Gross margins were 23.1% and 22.8%, respectively, for the quarter and six fiscal months ended July 3, 2004 as compared to 19.3% and 19.3%, respectively, for the comparable prior year periods, primarily due to higher volume, lower obsolescence costs, and our cost reduction programs, partially offset by lower prices.  Several significant cost reduction programs have been initiated in all of the products lines, including facility combinations and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.  Additionally, margins for the first half of 2003 include a write-down of $1.6 million of palladium inventory.

Margins for the six fiscal months ended July 3, 2004 were positively affected by raw material related write-downs and charges recorded in 2003 and 2002.  During 2003, we recorded write-downs of $5.4 million to reduce tantalum inventories to current market value, and a loss on purchase commitments for future delivery of tantalum of $11.4 million. In addition, we recorded a write-down of $1.6 million of palladium inventory.  In 2002, we recorded a loss on long-term purchase commitments of tantalum of $106.0 million and write-downs of $27.4 million on tantalum and palladium inventories.   The raw material write-downs have the effect of improving gross margins in subsequent periods by reducing cost of products sold as inventory is utilized.  This effect cannot be precisely quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.  Management estimates that the impact on margins for the six fiscal months ended July 3, 2004 was between approximately $4 million to $6 million.

Active Components

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003

Net sales	$320,954,000	$258,047,000	$640,547,000	$515,300,000
Gross margin percentage	29.2%	26.9%	28.2%	26.1%

Net sales of the active components business for the quarter and six fiscal months ended July 3, 2004 increased $62.9 million (24%) and $125.2 million (24%), respectively, as compared to the comparable prior year periods.  The increase in sales is primarily attributable to increased volumes and favorable mix, partially offset by lower prices versus the comparable prior year period.  Demand was strong across all product lines, and virtually all market segments did well, in particular mobile phones and networks, industrial products, and consumer products (digital cameras and DVDs). Sales during the quarter and six fiscal months ended July 3, 2004 were limited to some degree by front-end capacity constraints.  However, we continue to expand our capacity, and are utilizing this constraint to our advantage in some instances, by focusing on producing higher-margin products such as those used in the mobile phone and industrial end-use markets.  Gross margins were 29.2% and 28.2%, respectively, for the quarter and six fiscal months ended July 3, 2004 as compared to 26.9% and 26.1%, respectively, for the comparable prior year periods.  The improvement in margins is attributable to higher volumes, lower costs, and a better mix attributable to greater selectivity of business in light of our capacity constraints.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses as a percentage of net sales, for the quarter and six fiscal months ended July 3, 2004, were 15.4% and 15.3%, respectively, as compared to 17.8% and 17.9%, respectively, for the comparable prior year periods. The prior year included expenses due to the acquisition of BCcomponents.  The Company’s cost reduction initiatives referred to above also target selling, general, and administrative costs and offset, in part, the acquisition related increases in SG&A margins.   These improvements, as a percentage of sales, were achieved despite increased costs associated with Sarbanes-Oxley compliance requirements.

Restructuring and Severance Costs

Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced in 2001-2003.  These activities include the closing of facilities and the termination of employees.  Restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and  incur restructuring and severance costs, though we expect the magnitude of such charges to be significantly less than those recorded in 2003, 2002, and 2001.  Restructuring and severance costs for the quarter and six fiscal months ended July 3, 2004 were $1.8 million and $2.1 million, respectively, substantially all of which was paid by July 3, 2004.

We recorded restructuring and severance costs for the year ended December 31, 2003 of $29.6 million, $28.6 million of which was workforce reduction expense and $1.0 million of which was fixed asset impairment.  Included in restructuring and severance costs for year ended December 31, 2003 are restructuring and severance charges of $12.9 million recorded during the six months ended June 30, 2003.  The workforce reduction expense for the year ended December 31, 2003, was comprised of termination costs for 708 employees in Europe, Asia and the United States.  As of the end of the second quarter 2004, approximately $5.6 million of workforce reduction costs continue to be accrued.  The balance of accrued workforce reduction costs remaining at the end of the second quarter 2004 is expected to be substantially all paid by the end of 2004. The fixed asset impairment related to facility closure.  As a result of restructuring activities initiated in 2003, we expect an annual increase in gross profit of approximately $10.4 million.

We recorded restructuring and severance costs for the years ended December 31, 2002 and 2001 of $31.0 million and $61.9 million, respectively.   We realized savings in 2003 and 2004 related to these restructuring charges, and we expect to continue to realize annual cost savings associated with these restructuring activities initiated in 2002 and 2001.

Restructuring and severance costs are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These amounts are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.  For a discussion of these costs, see Note 2 to our consolidated financial statements.

Interest Expense

Interest expense for the quarter and six fiscal months ended July 3, 2004 decreased $0.6 million and $2.0 million, respectively, as compared to the comparable prior year periods.   These decreases are primarily attributable to repayment of debt with the proceeds of lower interest rate debt issued in the third quarter of 2003.  These proceeds, from our issuance of our 3-5/8% convertible subordinated notes, were used to repay approximately $171 million principal amount of General Semiconductor’s 5.75% convertible notes, approximately $97 million accreted principal amount of Liquid Yield Option™ Notes (LYONs) and $130 million in borrowings under our revolving credit facility in the third quarter of 2003.  Additionally, on June 4, 2004, we repurchased $102.1 million accreted principal amount of LYONs through the issuance of 5,534,905 shares of common stock.  The repurchase of the LYONs is expected to reduce future interest expense by approximately $3 million per year, but had only a minimal impact in reducing interest expense for the quarter and six fiscal months ended July 3, 2004.

Other Income

Other income for the quarter and six fiscal months ended July 3, 2004 was $3.0 million and $4.0 million, respectively, compared to $0.3 million and $0.9 million, respectively, for the comparable prior year periods.  We experienced foreign exchange gains in the second quarter and six fiscal months ended July 3, 2004, of approximately $2.3 million and $2.1 million, respectively.  This compares to exchange losses of $1.2 million and $2.5 million for the comparable prior year periods.  Interest income for the second quarter of 2004 increased approximately $0.7 million as compared to the second quarter of 2003, primarily attributable to an increase in invested cash, partially offset by lower interest rates.  Interest income for the six fiscal months ended July 3, 2004 was approximately the same as interest income for the comparable prior year period, primarily attributable to lower interest rates.  Additionally, the quarter and six fiscal months ended July 3, 2004 include a loss on disposal of fixed assets of $1.4 million.  The comparable prior year periods included gains on sale of fixed assets of $0.2 million and $0.3 million, respectively.

Minority Interest

Minority interest in earnings increased $2.0 million for the six fiscal months ended July 3, 2004, as compared to the comparable prior year period, primarily due to the increase in net earnings of Siliconix, of which we own 80.4%.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the six fiscal months ended July 3, 2004 was 28.5% as compared to 23.4% for the comparable prior year period.  Excluding the impact of the minority interest, the effective tax rate was approximately the same for both periods.

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

We enjoy favorable tax rates on our operations in Israel.  Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.  The low tax rates in Israel applicable to us ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied.  Additionally, we have been able to offset taxable income with loss carryforwards from prior years.  Accordingly, earnings of our subsidiaries subject to Israeli taxes during the first six fiscal months of 2004 resulted in an increase in earnings of approximately $4 million as compared to what earnings would have been had statutory United States tax rates applied.    Due to losses reported in Israel for the comparable period in 2003, there was no material impact on net earnings for the comparable period.

Financial Condition and Liquidity

Cash and cash equivalents were $639 million at the end of the second quarter 2004, of which $324 million belonged to Siliconix.  Of the remaining amount of $315 million, approximately $240 million is held by our non-U.S. subsidiaries.  Our cash and most profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

Cash flows from operations were $132.5 million for the six fiscal months ended July 3, 2004 as compared to $94.5 million for the comparable prior year period, primarily attributable to increased earnings.

Our financial condition at the end of the second quarter 2004, continued to be strong, with a current ratio (current assets to current liabilities) of 3.1 to 1, the same ratio as of the end of the first quarter 2004.  The current ratio was 2.8 to 1 at December 31, 2003.  The increase in this ratio in 2004 is primarily due to cash generated by operations and increases in receivables as a result of higher sales.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.27 to 1 at the end of the second quarter 2004, as compared to 0.33 to 1 at the end of the first quarter 2004 and at December 31, 2003.   The improvement in this ratio is due to the reduction of debt subsequent to the issuance of shares of common stock to holders of our Liquid Yield Option™ Notes (LYONs) who elected to exercise their option to require us to repurchase their LYONs on June 4, 2004.

Holders of our LYONs had the option to require us to purchase all or a portion of their LYONs on June 4, 2004 at their accreted value of $602.77 per $1,000 principal amount at maturity.  Pursuant to the terms of the notes, we elected to pay the purchase price in Vishay common stock.   Holders representing approximately 44% of outstanding LYONs exercised their option.  We issued 5,534,905 shares of common stock as consideration in the purchase of approximately $102.1 million accreted principal amount of the LYONs.   The remaining LYONs holders also have the right to require us to repurchase their notes on June 4, 2006, June 4, 2011, and June 4, 2016 at their accreted value on these dates, as set forth in the notes.

Even with the reduction of debt by $102.1 million subsequent to our repurchase of the LYONs, our debt levels have increased significantly since 2000.  This is primarily attributable to acquisition activity.   Additionally, in 2003, we issued $500 million of convertible subordinated notes, using a majority of the proceeds to repay other higher interest rate debt.

We maintain a secured revolving credit facility of $400 million, which was extended in 2003 until May 2007.  At July 3, 2004 and December 31, 2003, there were no borrowings outstanding under this credit facility.

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

On May 24, 2004, we entered into a Consent and First Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, effective as of May 14, 2004.  The amendment provides for lender consent to the corporate restructuring of certain subsidiaries of Vishay, permits subsidiary guarantees of certain equipment leases and revises and clarifies the conditions under which Vishay and its subsidiaries may extend loans to one another. In addition, in connection with the execution of the amendment, certain additional Vishay subsidiaries, which have become “significant subsidiaries” as that term is defined under the credit agreement, have become parties to various security and guaranty documents. We are presently in the process of entering into a second amendment, which will make certain additional technical changes to the collateral arrangements under the revolving credit agreement. Such amendment, when executed, will be effective as of August 6, 2004. Our Siliconix subsidiary is not a party to our revolving credit agreement.

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at July 3, 2004, as calculated pursuant to the terms of the credit facility, stood at $1,070 million, which is $172 million more than the minimum required under the related credit facility covenant.

Net purchases of property and equipment for the six fiscal months ended July 3, 2004 were $48.6 million, as compared to $41.1 million in the prior year period.  Our capital expenditures are projected to grow from $127 million in 2003 to $175 million in 2004, in part to expand capacity in the active business, which will occur primarily in the second half of the year.  Purchase of businesses of $6.3 million and $14.7 million, for the six fiscal months ended July 3, 2004 and June 30, 2003, respectively, represent payments made related to liabilities assumed from previous acquisitions.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.

Tower Semiconductor

On May 17, 2004, our 80.4% owned subsidiary Siliconix announced that it signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor.

Siliconix will place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.

The first phase of technology transfer from Siliconix to Tower has started and is estimated to last approximately 12 months.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one; approximately $16 million for year two; and approximately $28 million per year through the end of the agreement.

Siliconix will advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix’s orders, which will be credited towards the purchase price of the wafers.   No amounts have been advanced as of the end of the second quarter 2004.

The closing of the agreement is subject to the approval of Tower’s lending banks.   If these approvals are not obtained, neither Vishay nor Siliconix will have any obligations pursuant to this agreement.

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

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”).  On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, (“FSP No. 106-2”). The above Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act.  As of July 3, 2004, our measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy.  We are in the process of evaluating the impact of the accounting treatment required by FSP No. 106-2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the second quarter 2004.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.   No amounts were outstanding under this facility during the quarter or six fiscal months ended July 3, 2004.  On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the quarter or six fiscal months ended July 3, 2004.

Item 4. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the second quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)     The Company held its Annual Meeting of Stockholders on May 12, 2004.

(b)     Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 7, 2004, and all such nominees were elected.

(c)     Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(1)     Election of the following individuals to hold office as Directors of the Company for terms of three years.

Total common stock voted was 133,128,291.

	For	Withheld

Dr. Felix Zandman	98,728,229	34,400,062
Zvi Grinfas	98,738,083	34,390,208
Philippe Gazeau	130,041,427	3,086,864
Dr. Gerald Paul	93,642,979	39,485,312

Total Class B common stock voted was 14,895,847, all in favor.

(2)     Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004. Total common stock voted was 131,027,150 in favor, 2,001,474 against, 99,667 abstain, and 0 broker non-votes. Total Class B common stock voted was 14,895,847, all in favor.

(3)     Approval of the amendment of Section 162(m) Cash Bonus Plan. Total common stock voted was 122,183,435 in favor, 9,259,794 against, 99,667 abstain, and 1,585,395 broker non-votes. Total Class B common stock voted was 14,895,847, all in favor.

(4)     Approval of the Senior Executive Phantom Stock Plan.  Total common stock voted was 95,752,926 in favor, 9,749,155 against, 1,704,453 abstain, and 25,921,757 broker non-votes. Total Class B common stock voted was 14,895,847, all in favor.

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

On May 4, 2004, we filed a current report under Item 7 of Form 8-K, reporting our financial results for the first fiscal quarter of 2004.

On May 24, 2004, we filed a current report under Items 5 and 7 of Form 8-K, announcing that we entered into a Consent and First Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, effective as of May 14, 2004.

On June 2, 2004, we filed a current report under Items 5 and 7 of Form 8-K, announcing the number of shares per Liquid Yield Option ™ Note (LYON) to be issued to holders who exercise their option to require us to repurchase their LYONs on June 4, 2004.

On June 4, 2004, we filed a current report under Items 5 and 7 of Form 8-K, announcing the amount  of LYONs for which holders exercised their option to require us to repurchase their LYONs on June 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC

/s/ RICHARD N. GRUBB

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 10, 2004