Form 10-Q
period 2004-10-02
VISHAY INTERTECHNOLOGY INC
filed 2004-11-09
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

As of November 5, 2004 registrant had 151,420,737 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

October 2, 2004

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 2, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$640,023	$555,540
Accounts receivable, net	396,648	374,240
Inventories:
Finished goods	154,450	171,447
Work in process	162,032	154,532
Raw materials	223,579	189,413
Deferred income taxes	50,156	48,471
Prepaid expenses and other current assets	130,420	143,610

Total current assets	1,757,308	1,637,253
Property and equipment, at cost:
Land	106,844	110,021
Buildings and improvements	416,235	375,178
Machinery and equipment	1,632,565	1,644,270
Construction in progress	72,193	85,169
Allowance for depreciation	(1,056,417)	(994,843)

	1,171,420	1,219,795
Goodwill	1,468,798	1,466,714
Other intangible assets, net	122,259	128,955
Other assets	130,954	119,796

Total assets	$4,650,739	$4,572,513

Continues on following page.

	October 2, 2004	December 31, 2003

	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$11,155	$17,511
Trade accounts payable	118,908	158,182
Payroll and related expenses	130,074	111,842
Other accrued expenses	266,000	288,432
Income taxes	24,652	10,112
Current portion of long-term debt	52	1,282

Total current liabilities	550,841	587,361
Long-term debt less current portion	740,160	836,606
Deferred income taxes	42,523	35,036
Deferred income	21,039	27,659
Other liabilities	250,756	248,652
Accrued pension and other postretirement costs	222,412	239,950
Minority interest	92,052	83,215
Stockholders’ equity:
Common stock	15,141	14,467
Class B common stock	1,468	1,538
Capital in excess of par value	2,027,687	1,918,785
Retained earnings	649,350	550,196
Unearned compensation	(155)	(306)
Accumulated other comprehensive income	37,465	29,354

	2,730,956	2,514,034

	$4,650,739	$4,572,513

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal Quarter Ended

	October 2, 2004	September 30, 2003

Net sales	$584,320	$533,168
Costs of products sold	443,342	419,313
Loss on long-term purchase commitments	—	11,392

Gross profit	140,978	102,463
Selling, general, and administrative expenses	95,879	91,481
Purchased in-process research and development	1,500	—
Restructuring and severance costs	4,997	6,313

Operating income	38,602	4,669
Other income (expense):
Interest expense	(8,224)	(10,239)
Loss on extinguishment of debt	—	(9,910)
Gain on insurance claim	—	30,361
Other	4,415	(951)

	(3,809)	9,261

Earnings before taxes and minority interest	34,793	13,930
Income taxes	9,455	5,211
Minority interest	3,268	1,944

Net earnings	$22,070	$6,775

Basic earnings per share	$0.13	$0.04
Diluted earnings per share	$0.13	$0.04
Weighted average shares outstanding - basic	166,090	159,610
Weighted average shares outstanding - diluted	182,800	160,356

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003

Net sales	$1,871,940	$1,603,398
Costs of products sold	1,402,327	1,247,734
Loss on long-term purchase commitments	—	11,392

Gross profit	469,613	344,272
Selling, general, and administrative expenses	292,570	282,787
Purchased in-process research and development	1,500	—
Restructuring and severance costs	7,057	19,258

Operating income	168,486	42,227
Other income (expense):
Interest expense	(26,161)	(30,942)
Loss on extinguishment of debt	—	(9,910)
Gain on insurance claim	—	30,361
Other	8,440	(14)

	(17,721)	(10,505)

Earnings before taxes and minority interest	150,765	31,722
Income taxes	42,495	9,380
Minority interest	9,116	5,839

Net earnings	$99,154	$16,503

Basic earnings per share	$0.61	$0.10
Diluted earnings per share	$0.55	$0.10
Weighted average shares outstanding - basic	162,919	159,585
Weighted average shares outstanding - diluted	203,997	160,168

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003

Operating activities
Net earnings	$99,154	$16,503
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146,970	145,873
Loss (gain) on disposal of property and equipment	1,452	(333)
Minority interest in net earnings of consolidated subsidiaries	9,116	5,839
Accretion of interest on convertible debentures	4,184	6,695
Purchase commitment liability	(25,130)	(9,608)
Writedowns of tantalum and palladium inventories	—	5,770
Inventory write-offs for obsolescence	24,697	36,162
Deferred grant income	(6,751)	(9,780)
Loss on extinguishment of debt	—	9,910
Gain on insurance claim	—	(30,361)
Purchased in-process research and development	1,500	—
Prepayment to Tower Semiconductor	(20,000)	—
Other	26,832	25,053
Changes in operating assets and liabilities, net of businesses acquired	(65,078)	(25,206)

Net cash provided by operating activities	196,946	176,517
Investing activities
Purchase of property and equipment	(89,450)	(71,592)
Proceeds from sale of property and equipment	4,700	15,584
Purchase of software license	(4,500)	—
Purchase of businesses, net of cash acquired	(22,969)	(25,602)

Net cash used in investing activities	(112,219)	(81,610)
Financing activities
Proceeds from long-term borrowings, net of issuance costs	100	484,208
Principal payments on long-term debt	(3,395)	(284,263)
Net payments on revolving credit lines	—	(111,000)
Net changes in short-term borrowings	(6,278)	(881)
Stock issuance costs	(194)	—
Proceeds from stock options exercised	9,025	170

Net cash (used in) provided by financing activities	(742)	88,234
Effect of exchange rate changes on cash	498	6,301

Increase in cash and cash equivalents	84,483	189,442
Cash and cash equivalents at beginning of period	555,540	339,938

Cash and cash equivalents at end of period	$640,023	$529,380

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The comparative balance sheet at December 31, 2003 presented herein has been derived from the audited consolidated financial statements at that date. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the third quarter and nine fiscal months ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.  The Company now classifies amortization of deferred financing costs as “interest expense” and has reclassified prior period amounts from “selling, general, and administrative expenses” to “interest expense”.  Amortization of deferred financing costs for the third quarters of 2004 and 2003 were $486,000 and $512,000, respectively.  Amortization of deferred financing costs for the first nine fiscal months of 2004 and 2003 were $1,725,000 and $1,751,000, respectively.

Note 2:  Acquisitions

As part of its growth strategy, the Company seeks to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  Also as part of this growth strategy, the Company seeks to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

During the third quarter of 2004, the Company made two acquisitions.  On August 31, 2004, the Company acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  On September 29, 2004, the Company acquired all of the outstanding shares of Aeroflex Pearl River Inc. (renamed Vishay MIC Technology), the former thin film interconnect subsidiary of Aeroflex, Incorporated.  The total purchase price of these acquisitions was approximately $12,700,000, which included cash payments of $11,800,000 plus 120,000 stock options with an aggregate fair value of approximately $900,000.  The stock options were valued using the Black-Scholes option-pricing model.  The significant assumptions used included an exercise price of $12.75 (market price on date of grant), an expected dividend yield of 0.0%, a risk-free interest rate of 3.76%, an expected volatility of 54.3%, and expected life of 7.0 years.   The purchase agreement for RFWaves includes provisions to pay additional consideration subject to achieving operational targets through 2006.  The payment of this additional consideration would not be material to Vishay’s financial position or cash flows.

Purchased in-process research and development represents the value assigned in a business combination to research and development projects of the acquired business that were commenced, but not completed at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise.  Amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the business combination.  A charge of $1,500,000 was recorded in the third quarter of 2004 in conjunction with the RFWaves acquisition based on a preliminary allocation of purchase price.

For financial reporting purposes, the results of operations for RFWaves have been included in the actives segment from September 1, 2004.  The results of operations for Vishay MIC Technology have been included in the passives segment from September 29, 2004.   The inclusion of these entities did not have a material impact on consolidated results for the third fiscal quarter of 2004.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $6.7 million related to these acquisitions.  This preliminary allocation is pending finalization of appraisals for property and equipment, intangible assets, and in-process research and development; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts represent the final purchase allocation.

Had these acquisitions occurred as of the beginning of the periods presented in these financial statements, the pro forma statements of operations would not be materially different than the statements of operations presented.

Note 3:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Numerator:
Numerator for basic earnings per share - net earnings	$22,070	$6,775	$99,154	$16,503
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	1,121	—	13,498	—

Numerator for diluted earnings per share - adjusted net earnings	$23,191	$6,775	$112,652	$16,503

Denominator:
Denominator for basic earnings per share - weighted average shares	166,090	159,610	162,919	159,585
Effect of dilutive securities
Convertible and exchangeable notes	15,493	—	38,456	—
Employee stock options	1,149	661	2,204	505
Warrants	—	—	348	—
Other	68	85	70	78

Dilutive potential common shares	16,710	746	41,078	583

Denominator for diluted earnings per share - adjusted weighted average shares	182,800	160,356	203,997	160,168

Basic earnings per share	$0.13	$0.04	$0.61	$0.10

Diluted earnings per share	$0.13	$0.04	$0.55	$0.10

Diluted earnings per share do not reflect the following, as the effect would be antidilutive for the respective period:

•

Weighted average outstanding warrants of 8,824,000 and 8,824,000, for the third quarters of 2004 and 2003, respectively, and 6,490,000 and 8,824,000, for the nine fiscal months ended October 2, 2004 and September 30, 2003, respectively.

•

Weighted average outstanding stock options to purchase 5,723,000 shares and 6,494,000 shares of common stock for the third quarters of 2004 and 2003, respectively, and options to purchase 2,684,000 shares and 7,163,000 shares of common stock for the nine fiscal months ended October 2, 2004 and September 30, 2003, respectively.

•

Assumed conversion of the Company’s 3-5/8% convertible subordinated notes, due 2023, for the third quarter of 2004 and for the third quarter and nine fiscal months ended September 30, 2003.  These notes were issued during the third quarter of 2003, and are convertible into 23,496,250 shares of common stock.  As described in the Company’s annual report on Form 10-K for the year ended December 31, 2003, these notes are only convertible upon the occurrence of certain events.  While none of these events have occurred as of October 2, 2004, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these notes in its earnings per share computation during periods in which they are dilutive.  These notes are dilutive to the nine fiscal months ended October 2, 2004.

•

Assumed conversion of the Company’s LYONs, due 2021, for the third quarter and nine fiscal months ended September 30, 2003.  At September 30, 2003, these notes were convertible into 6,609,000 shares of the Company’s common stock, subsequent to the Company’s repurchase of some of these notes during the third quarter of 2003.  The Company also repurchased some of these notes pursuant to the option of the holders to require repurchase of the LYONs on June 4, 2004, as described in Note 9.  The remaining outstanding notes are dilutive to the third quarter and nine fiscal months ended October 2, 2004.

•

Assumed exchange of the notes of Vishay from the December 13, 2002 acquisition of BCcomponents, for the third quarter and nine fiscal months ended September 30, 2003.  These notes are exchangeable for 6,176,471 shares of the Company’s common stock, and are dilutive to the third quarter and nine fiscal months ended October 2, 2004.

•

Assumed conversion of the convertible subordinated notes of General Semiconductor, acquired November 2, 2001, for the third quarter and nine fiscal months ended September 30, 2003.  These notes were fully redeemed on September 10, 2003.

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

	Fiscal Quarter Ended		Nine Fiscal Months Ended

Business Segment Information (in thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net sales:
Passives	$290,698	$268,368	$937,771	$823,298
Actives	293,622	264,800	934,169	780,100

	$584,320	$533,168	$1,871,940	$1,603,398

Operating income (loss):
Passives	$7,437	$(18,631)	$60,382	$(25,603)
Actives	39,562	28,565	132,554	82,465
Corporate	(8,397)	(5,265)	(24,450)	(14,635)

	$38,602	$4,669	$168,486	$42,227

Restructuring and severance costs:
Passives	$4,594	$5,525	$5,466	$17,826
Actives	403	788	1,591	1,432

	$4,997	$6,313	$7,057	$19,258

Operating income for the passives segment for the quarter and nine fiscal months ended September 30, 2003 includes $11,392,000 for loss on future purchase commitments of tantalum, as well as $4,185,000 to write down inventories of tantalum on hand to market value.

Note 5:   Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net earnings	$22,070	$6,775	$99,154	$16,503
Other comprehensive income (loss):
Foreign currency translation adjustment	20,480	(775)	7,990	50,487
Unrealized gain on interest rate swap	—	702	—	2,462
Unrealized gain (loss) on available for sale securities	37	—	(29)	—
Pension liability adjustment	(96)	1,782	150	1,246

Total other comprehensive income	20,421	1,709	8,111	54,195

Comprehensive income	$42,491	$8,484	$107,265	$70,698

Note 6:   Restructuring, Severance, and Acquisition Integration Costs

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

Third Quarter 2004

The Company recorded restructuring and severance costs of $4,997,000 for the third quarter 2004. Restructuring of European and Asian operations included $2,426,000 of employee termination costs covering 31 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, and Japan.  Severance costs of $58,000 related to termination costs for 10 technical, production, administrative and support employees located in the United States.  Additional restructuring costs of $2,513,000 were incurred to terminate leases and other agreements prior to their expiration.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

In August 2004, the Company announced its intention to close its Colmar, France small-signal diode assembly facility and transfer production to other Vishay facilities.  The Colmar facility was acquired as part of Vishay’s acquisition of General Semiconductor, Inc. in November 2001.  At that time, Vishay planned to transfer certain product manufacturing from Colmar to other Vishay locations.  The Company’s plans have been expanded such that it will shift production of all products manufactured at Colmar.  No restructuring expense was recorded associated with the Colmar facility during the quarter and nine-fiscal months ended October 2, 2004, because the Company’s ability to close the facility was contingent upon negotiation with the workers’ council representing the employees, which had not been completed as of the end of the quarter.  The Company reached an agreement with the workers’ council regarding severance in late October 2004.

Nine Fiscal Months Ended October 2, 2004

The Company recorded restructuring and severance costs of $7,057,000 for the nine fiscal months ended October 2, 2004. Restructuring of European and Asian operations included $4,335,000 of employee termination costs covering 75 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, and Japan.  Severance costs of $209,000 related to termination costs for 36 technical, production, administrative and support employees located in the United States.  Additional restructuring costs of $2,513,000 were incurred to terminate leases and other agreements prior to their expiration.

Activity related to these costs for the nine fiscal months ended October 2, 2004 is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Restructuring and severance costs	$4,544	$2,513	111	$7,057
Utilized	(2,091)	(13)	(80)	(2,104)

Balance at October 2, 2004	$2,453	$2,500	31	$4,953

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by mid-year 2005.

Third Quarter 2003

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

Nine Fiscal Months Ended September 30, 2003

The Company recorded restructuring expense of $19,258,000 for the nine fiscal months ended September 30, 2003. Restructuring of European and Asian operations included $16,921,000 of employee termination costs covering 480 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining restructuring expense relates to $1,326,000 of termination costs for 151 technical, production, administrative and support employees located in the United States, and $1,011,000 for asset impairment charges. The restructuring expense was incurred as part of the cost reduction programs currently being implemented by the Company.

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

Activity related to these costs is as follows (in thousands, except number of employees):

	Severance Costs	Asset Impairment	Number of Employees Terminated	Total

Restructuring and severance costs	$28,546	$1,014	708	$29,560
Utilized	(14,195)	(1,014)	(653)	(15,209)
Foreign currency translation	1,623	—	—	1,623

Balance at December 31, 2003	15,974	—	55	15,974
Utilized	(11,747)	—	(50)	(11,747)
Foreign currency translation	(489)	—	—	(489)

Balance at October 2, 2004	$3,738	$—	5	$3,738

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

A rollforward of the activity in these restructuring liabilities is as follows (in thousands, except number of employees):

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at January 1, 2002	$88,242	$6,401	1,460	$94,643
Utilized	(52,118)	(1,249)	(426)	(53,367)
Changes in estimate	(7,900)	—	(147)	(7,900)

Balance at December 31, 2002	28,224	5,152	887	33,376
Utilized	(6,563)	(2,641)	(118)	(9,204)
Foreign currency translation	504	—	—	504
Changes in estimate	(271)	—	—	(271)

Balance at December 31, 2003	21,894	2,511	769	24,405
Utilized	(1,853)	(623)	(27)	(2,476)
Foreign currency translation	(21)	—	—	(21)

Balance at October 2, 2004	$20,020	$1,888	742	$21,908

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

	Severance Costs	Other	Number of Employees Terminated	Total

Balance at December 31, 2002	$45,855	$1,939	780	$47,794
Utilized	(30,018)	(1,939)	(624)	(31,957)
Foreign currency translation	5,153	—	—	5,153
Change in estimate	(1,328)	—	(13)	(1,328)

Balance at December 31, 2003	19,662	—	143	19,662
Utilized	(8,693)	—	(71)	(8,693)
Foreign currency translation	(509)	—	—	(509)

Balance at October 2, 2004	$10,460	$—	72	$10,460

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

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net income, as reported	$22,070	$6,775	$99,154	$16,503
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	365	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(305)	(451)	(1,287)	(1,316)

Pro forma net income	$21,765	$6,324	$98,232	$15,187

Earnings per share:
Basic—as reported	$0.13	$0.04	$0.61	$0.06

Basic—pro forma	$0.13	$0.04	$0.60	$0.06

Diluted—as reported	$0.13	$0.04	$0.55	$0.10

Diluted—pro forma	$0.13	$0.04	$0.55	$0.09

As described in Note 2, the Company issued 120,000 stock options as part of acquisitions during the third quarter of 2004.

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

Note 8:   Pensions and Other Postretirement Benefits

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

The following table shows the components of the net periodic benefit cost for the quarters and nine fiscal months ended  October 2, 2004 and September 30, 2003 for the Company’s U.S. pension benefits plans (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net service cost	$992	$849	2,976	2,547
Interest cost	3,497	3,514	10,396	10,542
Expected return on plan assets	(3,935)	(3,130)	(11,805)	(9,390)
Amortization of prior service cost	373	8	613	24
Amortization of losses	816	1,071	2,448	3,213

Net periodic benefit cost	$1,743	$2,312	$4,628	$6,936

The following table shows the components of the net periodic benefit cost for the quarters and nine fiscal months ended  October 2, 2004 and September 30, 2003 for the Company’s U.S. other postretirement benefits plans (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net service cost	$69	$62	$201	$186
Interest cost	369	340	1,105	1,020
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	48	48	144	144
Amortization of prior service cost	18	12	52	36

Net periodic benefit cost	$504	$462	$1,502	$1,386

The following table shows the components of the net periodic benefit cost for the quarters and nine fiscal months ended  October 2, 2004 and September 30, 2003 for the Company’s foreign defined benefit pension plans (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Service cost	$243	$208	$731	$615
Interest cost	1,853	1,729	5,570	5,117
Expected return on plan assets	(127)	(114)	(383)	(339)
Amortization of transition obligation	—	(1)	—	(3)
Amortization of prior service cost	—	6	—	17
Curtailments	—	(41)	—	(120)
Amortization of losses	93	(23)	279	(70)

Net periodic benefit cost	$2,062	$1,764	$6,197	$5,217

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $10 million to its U.S. pension plans in 2004.  As of the end of the third quarter 2004, $9.6 million of contributions have been made.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, (“FSP No. 106-2”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act.  Management does not believe that the prescription drug benefits available under its retiree health care benefit plans would be considered actuarially equivalent to Medicare Part D.  Accordingly, the Company’s measures of APBO and net periodic postretirement benefit cost as of and for the period ended October 2, 2004, do not include any subsidies which might be received under the Act.

In 2004, the Company entered into formal employment agreements with six of its executives.  Certain aspects of these arrangements requiring shareholder approval were approved at the Company’s annual meeting of shareholders on May 12, 2004, and accordingly, the Company began to reflect the related costs and obligations of these employment arrangements in its financial statements as of that date. These employment agreements provide medical benefits for these executives and their surviving spouses for life, up to a $15,000 annual premium value per person.  These benefits are fully vested, and accordingly, the obligations represent prior service costs which will be amortized over the average remaining expected services period for these six executives.  Pursuant to the Company’s employment agreement with its chairman and chief executive officer, the Company will provide an annual retirement benefit equal to 50% of his average base pay and bonus for the five years preceding his retirement (but not to exceed $1 million annually).  These pension benefits are unfunded and fully vested.  The obligations represent prior service costs which will be amortized over the remaining expected service period.

Note 9:   Debt

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

Holders of $169,435,000 principal amount at maturity ($102,130,000 accreted principal amount) exercised their option.  The Company issued 5,534,905 shares of common stock.   The transaction resulted in a non-cash charge to equity of $2,540,000 for the write-off of a portion of unamortized debt issuance costs associated with the 2001 issuance of the LYONs.  Additionally, the Company incurred stock issuance costs of $194,000 in the transaction, which were also recorded as a reduction in equity.

The remaining LYONs holders also have the right to require Vishay to repurchase the notes on June 4, 2006, June 4, 2011, and June 4, 2016 at their accreted value on these dates, as set forth in the notes.

Revolving Credit Facility

On May 24, 2004, the Company entered into a Consent and First Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, effective as of May 14, 2004.  The amendment provides for lender consent to the corporate restructuring of certain subsidiaries of Vishay, permits subsidiary guarantees of certain equipment leases and revises and clarifies the conditions under which Vishay and its subsidiaries may extend loans to one another. In addition, in connection with the execution of the amendment, certain additional Vishay subsidiaries, which have become “significant subsidiaries” as that term is defined under the credit agreement, have become parties to various security and guaranty documents.   Effective August 6, 2004, the Company entered into a second amendment, which made certain additional technical changes to the collateral arrangements under the revolving credit agreement.

Loss on Early Extinguishment of Debt

During the third quarter of 2003, the Company sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes, due 2023.  The proceeds of this offering were used to repay $97.0 million accreted principal amount of its LYONs and $171 million principal amount of the 5.75% convertible subordinated notes of its General Semiconductor subsidiary.  The early extinguishment of the LYONs and the General Semiconductor notes resulted in a pretax loss of $9,910,000 in the third quarter of 2003, which included premium on redemption of approximately $7.3 million and write-off of deferred financing costs of approximately $2.6 million.

Note 10: Commitments and Contingencies

On May 17, 2004, the Company’s 80.4% owned subsidiary Siliconix announced that it had signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which it will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.

Siliconix will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  Siliconix must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $28 million per year through the end of the agreement.   Based on the expected date of completion of the technology transfer in the second quarter of 2005, the purchase commitments would be approximately $4 million, $12 million, and $22 million for the calendar years 2005, 2006, and 2007, respectively.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.

All remaining conditions of this agreement were satisfied in the third quarter of 2004.  Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The consolidated condensed balance sheet as of October 2, 2004 includes $204,000 in other current assets for prepayments expected to be utilized within one year and $19,796,000 in other assets related to credits to be utilized during the remaining term of the agreement.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the utilization of these prepayment amounts.

Note 11: Concentrations

The Company is a major consumer of the world’s annual production of tantalum.  Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for its tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from its suppliers, the Company stockpiled tantalum ore in 2000 and early 2001 and entered into long-term purchase arrangements with its supplier.  In 2002 and 2003, prices of tantalum declined dramatically.  During the third quarter of 2003, the Company recorded a write down of $4,185,000 to reduce its tantalum inventories to then-current market value.   The Company also recorded a loss on future purchase commitments of $11,392,000 in the third quarter of 2003.

Note 12: Gain on Insurance Claim

On February 13, 2002, a fire occurred at the Electro-Films, Inc. (EFI) facility located in Warwick, Rhode Island causing a production stoppage of this product line.  The Company received insurance proceeds based on its costs to replace the assets, which were in excess of the book value of the assets at the time of the fire.  Upon resolution of most significant matters with respect to this insurance claim, the Company recognized a gain of $30,361,000 related to the claim during the third quarter of 2003.

Note 13:  New Accounting Pronouncements

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

Sales for the third quarter of 2004 were $584.3 million, a 10% increase as compared to sales of $533.2 million for the third quarter 2003.  Net earnings for the third quarter 2004 were $22.1 million or $0.13 per diluted share compared to net earnings of $6.8 million or $0.04 per share for the third quarter 2003.  Earnings for the third quarter of 2004 were impacted by restructuring and severance costs of $5.0 million, a write-off of purchased in-process research and development of $1.5 million, partially offset by a favorable settlement of an outstanding note receivable of $3.1 million.  These items and their related tax effects reduced earnings by $0.01 per share.  Earnings for the third quarter of 2003 were impacted by restructuring and severance costs of $6.3 million, a loss on early extinguishment of debt of $9.9 million, a loss on long-term purchase commitments of $11.4 million, and a write-down of inventories on hand to market value of $4.2 million, offset by a gain on an insurance claim of $30.4 million. These items and their tax related consequences had a negative $0.02 effect on earnings per share for the third quarter of 2003. The charge for early extinguishment of debt related to refinancing of debt during the third quarter of 2003.

Sales for the nine fiscal months ended October 2, 2004 were $1,871.9 million, a 17% increase as compared to sales of $1,603.4 million for the comparable prior year period.  Net earnings for the nine fiscal months ended October 2, 2004 were $99.2 million or $0.55 per diluted share compared to net earnings of $16.5 million or $0.10 per share for the comparable prior year period.  Earnings for the nine fiscal months ended October 2, 2004 were impacted by restructuring and severance costs of $7.1 million, a write-off of purchased in-process research and development of $1.5 million, partially offset by a favorable settlement of an outstanding note receivable of $3.1 million.  These items and their related tax effects reduced earnings by $0.02 per share.  Earnings for the nine fiscal months ended September 30, 2003 were impacted by restructuring and severance costs of $19.3 million, a loss on early extinguishment of debt of $9.9 million, a loss on long-term purchase commitments of $11.4 million, and a write-down of inventories on hand to market value of $4.2 million, offset by a gain on an insurance claim of $30.4 million. These items and their tax related consequences had a negative $0.08 effect on earnings per share for the nine fiscal months ended September 30, 2003. The charge for early extinguishment of debt related to refinancing of debt during the third quarter of 2003.

While the third quarter and nine fiscal months ended October 2, 2004 show significant improvement over the comparable prior year periods, during the third quarter of 2004, we noted substantially deteriorating market conditions affecting our distributors despite a relatively friendly macro economy.   We do not expect a strong short-term recovery, but continue to have confidence for solid 2005 results.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in average selling prices and inventory turnover.

End-of-period backlog is one indicator of future sales. However, if demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty.  Therefore, the backlog is not necessarily indicative of the results to be expected for future periods.

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

We also focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  A higher level of inventory turnover reflects more efficient use of our capital. For the four fiscal quarters ended October 2, 2004, our inventory turnover was 3.22, as compared to 3.12 for the comparable period ended September 30, 2003 and 3.51 for the comparable period ended July 3, 2004.  We attribute the improvement between the periods ended October 2, 2004 and September 30, 2003 to improved selling conditions and enhanced selling efficiencies implemented over the past year.  We attribute the decline in inventory turnover between the periods ended October 2, 2004 and July 3, 2004 to lower sales volume.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog, and the book-to-bill ratio for our business as a whole during the five quarters beginning with the third quarter of 2003 and through the third quarter of 2004.

	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004

Sales	$533,168,000	$567,199,000	$640,921,000	$646,699,000	$584,320,000
End-of-Period Backlog	$434,000,000	$532,000,000	$619,900,000	$607,000,000	$473,900,000
Book-to-Bill Ratio	1.03	1.14	1.14	0.98	0.84

Despite relatively friendly macroeconomic conditions, we noted a substantial deterioration in market conditions during the third quarter of 2004.  Sales declined in the third quarter of 2004 as compared to the second quarter, although sales levels remain higher than in prior year comparable periods.  Orders from original equipment manufacturers and electronic manufacturing services companies have been stable, with a book-to-bill of 1.02 for the third quarter of 2004.  Orders from distributors, however, declined about 40% during the quarter, with a book-to-bill ratio of only 0.65.  We attribute this to a perception by the distributors that their inventory levels were too high.  We believe that distributors reduced inventories between 5% to 10% in the Americas and Europe during the third quarter of 2004, and expect Asian distributors to do the same during the fourth quarter of 2004.  The weak distributor orders during the quarter have reduced the backlog as of the end of the third quarter of 2004.  We do not expect a strong short-term recovery of distributor orders, but continue to have confidence for solid 2005 results.

Pricing in our industry can be volatile.  During the third quarter of 2004, selling prices were virtually unchanged versus the prior quarter.  The current average pricing levels are about 3% below average prices attained in 2003 and significantly below average prices attained in prior periods.  We expect flat to modestly reduced pricing for the remainder of 2004.

Capacity Utilization

Capacity utilization is a reflection, in part, of product demand trends.

Capacity load declined during the third quarter of 2004 in the passive components segment.   Resistors and inductors were operating at approximately 60% to 70% of capacity on average, as compared to 70% to 80% during the first and second quarters of 2004.  Our capacitor lines are operating at approximately 60% of capacity, as compared to approximately 65% during the second quarter of 2004.

We continue to operate near full capacity in most of our active components facilities.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our backend operations.  We have made significant investments in expanding capacity in our active components facilities, which will ramp up in future quarters.  The significant increase in capital expenditures required to support our expansion program is expected to be funded almost entirely by cash flows from operations.

To expand future front-end capacity, our 80.4%-owned subsidiary, Siliconix, entered a long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor in May 2004, pursuant to which Siliconix will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.  Siliconix will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  Siliconix must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $28 million per year through the end of the agreement.  Based on the expected date of completion of the technology transfer in the second quarter of 2005, the purchase commitments would be approximately $4 million, $12 million, and $22 million for the calendar years 2005, 2006, and 2007, respectively.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.

All remaining conditions of this agreement were satisfied in the third quarter of 2004.  Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The condensed consolidated balance sheet as of October 2, 2004 includes $0.2 million in other current assets for prepayments expected to be utilized within one year and $19.8 million in other assets related to credits to be utilized during the remaining term of the agreement.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the utilization of these prepayment amounts.

Acquisitions

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  Also as part of this growth strategy, we seek to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

During the third fiscal quarter of 2004, we completed two acquisitions.  On August 31, 2004, we acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  On September 29, 2004, we acquired all of the outstanding shares of Aeroflex Pearl River Inc. (renamed Vishay MIC Technology), the former thin film interconnect subsidiary of Aeroflex, Incorporated.  The total purchase price of these acquisitions was approximately $12.7 million, which included cash payments of $11.8 million plus stock options with an aggregate fair value of approximately $0.9 million.  The purchase agreement for RFWaves includes provisions to pay additional consideration subject to achieving operational targets through 2006.  The payment of this additional consideration would not be material to Vishay’s financial position or cash flows.

Purchased in-process research and development represents the value assigned in a business combination to research and development projects of the acquired business that were commenced, but not completed at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise.  Amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the business combination.  A charge of $1.5 million was recorded in the third quarter of 2004 in conjunction with the RFWaves acquisition based on a preliminary allocation of purchase price.

For financial reporting purposes, the results of operations for RFWaves have been included in the actives segment from September 1, 2004.  The results of operations for Vishay MIC Technology have been included in the passives segment from September 29, 2004.   The inclusion of these entities did not have a material impact on consolidated results for the third fiscal quarter of 2004.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary evaluation of their fair values, we recorded goodwill of $6.7 million related to these acquisitions.  This preliminary allocation is pending finalization of appraisals for property and equipment, intangible assets, and in-process research and development; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts represent the final purchase allocation.

Had these acquisitions occurred as of the beginning of the periods presented in these financial statements, the pro forma statements of operations would not be materially different than the statements of operations presented.

Proposed Transaction

We are continuously evaluating opportunities to expand our business, whether through acquisition, investment in non-controlling interests, or strategic alliances.  When appropriate or necessary, we periodically announce the status of possible transactions to the public.  On October 6, 2004, we announced that we had signed a non-binding letter of intent with SI Technologies, Inc., which contemplates the acquisition of SI Technologies by Vishay for approximately $17.65 million in cash, plus assumption of SI Technologies debt.  SI Technologies, traded on NASDAQ, is a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and factory automotive systems, and related products.  The proposed transaction is subject to the satisfactory completion of due diligence by Vishay, the execution of a definitive purchase agreement, the approval of the SI Technologies and Vishay Boards of Directors, approval of the SI Technologies shareholders, and other conditions which are customary for a transaction of this type.  There can be no assurances that a transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding letter of intent.

Segments

The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the third quarter of 2003 through the third quarter of 2004:

	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004

Passive Components
Sales	$268,368,000	$281,558,000	$321,328,000	$325,745,000	$290,698,000
Book-to-Bill Ratio	0.97	1.06	1.08	0.95	0.89
Active Components
Sales	$264,800,000	$285,641,000	$319,593,000	$320,954,000	$293,622,000
Book-to-Bill Ratio	1.09	1.23	1.21	1.02	0.79

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the Republic of China (Taiwan), the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 71% at the end of the third quarter 2004, as compared to 71% at the end of the second quarter 2004, and 69% at December 31, 2003.  We continue to target improvement in this area as we proceed with the integration of the business of BCcomponents, acquired in December 2002.   We expect this percentage to be 73% by the end of 2004.  The long-term target remains between 75% and 80% of our headcount in lower-labor-cost countries.

Results of Operations

Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Costs of products sold	75.9%	78.6%	74.9%	77.8%
Gross profit	24.1%	19.2%	25.1%	21.5%
Selling, general & administrative expenses	16.4%	17.2%	15.6%	17.6%
Operating income	6.6%	0.9%	9.0%	2.6%
Earnings before taxes & minority interest	6.0%	2.6%	8.1%	2.0%
Net earnings	3.8%	1.3%	5.3%	1.0%
Effective tax rate	27.2%	37.4%	28.2%	29.6%

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

Net Sales, Gross Profits and Margins

Net sales for the quarter and nine fiscal months ended October 2, 2004 increased $51.2 million or 10% and $268.5 million or 17%, respectively, as compared to the comparable prior year periods.  The increase is attributable to strong volumes and positive foreign currency effects, partially offset by lower pricing.  Despite the weaker market conditions during the third quarter of 2004, sales continue to be strong as compared to prior year periods.    Compared to prior year periods, virtually all market segments performed better during the quarter and nine fiscal months ended October 2, 2004, versus the comparable 2003 periods.  Telecom (networks and mobile phones) was particularly strong in Asia and Europe during the first half of 2004.  Automotive products have been solid, particularly in Europe.   Industrial products continued to be strong through the third quarter of 2004.  We noted some softening of the Asian consumer products markets during the third quarter of 2004, especially compared to the strong conditions noted during the first half of the year.  The European consumer products segment continues to be weak, as noted during the second quarter of 2004.  We also noted a slow-down in notebook computers and mobile phones, mainly impacting Asia.  Foreign exchange rates during the quarter and nine fiscal months ended October 2, 2004 positively impacted revenues by $17 million and $67 million, respectively, as compared to comparable prior year periods.

We deduct from the sales that we record to distributors allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $43 million and $48 million for the nine fiscal months ended October 2, 2004 and September 30, 2003, respectively, or, as a percentage of gross sales 2.2% and 2.9%, respectively.  Actual credits issued under the programs for the nine fiscal months ended October 2, 2004 and September 30, 2003, respectively, were approximately $41 million and $43 million, respectively.  The decrease in the incentives in 2004 is indicative of the improved business climate affecting our distributors and the electronic component industry generally, as compared to the prior year period.  The decline in distributor orders during the third quarter of 2004 has not had a material impact on our distributor incentive programs.  We continue to monitor the factors described above in light of current market conditions.

Costs of products sold as a percentage of net sales for the quarter and nine fiscal months ended October 2, 2004 was 75.9% and 74.9%, respectively, as compared to 78.6% and 77.8%, respectively, for the comparable prior year period.  Gross profit as a percentage of sales for the quarter and nine fiscal months ended October 2, 2004 was 24.1% and 25.1%, respectively, as compared to 19.2% and 21.5%, respectively, for the comparable prior year periods.  Gross profit margins for the current year periods were favorably impacted by volume increases and our cost reduction programs, partially offset by lower pricing.  Gross profit for the quarter and nine fiscal months ended September 30, 2003 reflects a write down of tantalum inventory to lower of cost or market of $4.2 million, which is included in cost of goods sold, and an accrual for loss on long-term purchase commitments of $11.4 million.  Gross profit for the nine fiscal months ended September 30, 2003 also includes a write down of $1.6 million of palladium inventory.

Discussion and analysis of sales and gross profit margins for our passive and active segments are provided below.

Passive Components

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net sales	$290,698,000	$268,368,000	$937,771,000	$823,298,000
Gross margin percentage	20.4%	12.7%	22.1%	17.2%

Net sales of the passive components business for the quarter and nine fiscal months ended October 2, 2004 increased $22.3 million (8%) and $114.5 million (14%), respectively, as compared to the comparable prior year periods.  Sales of resistors and inductors, while down 13% sequentially from the second quarter of 2004, increased 5% and 16% for the third quarter and nine fiscal months ended October 2, 2004, respectively, versus the comparable prior year periods.   We noted similar trends in our capacitor product line sales, which were down 11% sequentially from the second quarter of 2004, but increased 6% and 14%, respectively, versus the comparable prior year quarter and year-to-date periods.  Products sold by our Measurements Group division, transducers and load cells, showed greater stability in sales compared to the other product lines within the passive components segment.  This is consistent with indications we noted during the second quarter of 2004 that bookings for the Measurements Group division products suggested strength in future period sales.  Gross margins for the passive segment were 20.4% and 22.1%, respectively, for the quarter and nine fiscal months ended October 2, 2004 as compared to 12.7% and 17.2%, respectively, for the comparable prior year periods, primarily due to the absence of inventory-related charges in the current year periods, higher volume, lower obsolescence costs, and our cost reduction programs, partially offset by lower prices.  Gross profit for the nine fiscal months ended September 30, 2003 also includes a write down of $1.6 million of palladium inventory.

Several significant cost reduction programs have been initiated in all of the products lines, including facility combinations and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

Margins for the nine fiscal months ended October 2, 2004 were positively affected by raw material related write-downs and charges recorded in 2003 and 2002.  During the year ended December 31, 2003, we recorded write-downs totaling  $5.4 million to reduce tantalum inventories to then-current market value, and a loss on purchase commitments for future delivery of tantalum of $11.4 million. In addition, we recorded a write-down of $1.6 million of palladium inventory.  In 2002, we recorded a loss on long-term purchase commitments of tantalum of $106.0 million and write-downs of $27.4 million on tantalum and palladium inventories.   The raw material write-downs have the effect of improving gross margins in subsequent periods by reducing cost of products sold as inventory is utilized.  This effect cannot be precisely quantified in any specific reporting period, however, because of the large number of affected products and the impracticality of tracking raw material inventory usage on a product-by-product basis.  Management estimates that the impact on margins for the nine fiscal months ended October 2, 2004 was between approximately $5 million to $8 million.

Active Components

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003

Net sales	$293,622,000	$264,800,000	$934,169,000	$780,100,000
Gross margin percentage	27.8%	25.9%	28.1%	26.0%

Net sales of the active components business for the quarter and nine fiscal months ended October 2, 2004 increased $28.8 million (11%) and $154.1 million (20%), respectively, as compared to the comparable prior year periods.  The increase in sales is primarily attributable to increased volumes and favorable mix, partially offset by lower prices versus the comparable prior year period.  Our active components business was particularly impacted by the decline in distributor orders noted in the third quarter of 2004.  Despite sequential declines in sales as compared to the second quarter of 2004, demand was stronger across all product lines and virtually all market segments during the third quarter and nine fiscal months ended October 2, 2004, versus the comparable prior year periods.  In particular, sales volume of product for end-uses in the mobile phones and networks, industrial products, and consumer products (digital cameras and DVDs) were strong.   Average selling prices during the third quarter of 2004 were approximately 1% lower than the average selling prices for the comparable prior year period.  Gross margins were 27.8% and 28.1%, respectively, for the quarter and nine fiscal months ended October 2, 2004 as compared to 25.9% and 26.0%, respectively, for the comparable prior year periods.  The improvement in margins is attributable to higher volumes and lower costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses as a percentage of net sales, for the quarter and nine fiscal months ended October 2, 2004, were 16.4% and 15.6%, respectively, as compared to 17.2% and 17.7%, respectively, for the comparable prior year periods. The prior year included expenses due to the acquisition of BCcomponents.  Our cost reduction initiatives referred to above also target selling, general, and administrative costs and offset, in part, the acquisition related increases in SG&A margins.   These improvements, as a percentage of sales, were achieved despite increased costs associated with Sarbanes-Oxley compliance requirements.

Restructuring and Severance Costs

Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced in 2001-2003.  These activities include the closing of facilities and the termination of employees.  Restructuring costs are accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and  incur restructuring and severance costs.  Restructuring and severance costs for the quarter and nine fiscal months ended October 2, 2004 were $5.0 million and $7.1 million, respectively.

On August 27, 2004, we announced our intent to close our Colmar, France small-signal diode assembly facility and transfer production to other Vishay facilities.  The closure of the Colmar facility is consistent with Vishay’s on-going strategy to improve competitiveness and reduce costs by shifting production from high-labor-cost markets to lower-labor-cost markets.  The amount of severance payments was subject to negotiation with the labor council which represents the employees at the Colmar facility.  At the end of the third quarter, an agreement had not been reached, and accordingly, no amounts were accrued during the third quarter of 2004 related to this intended plant closure.  We reached an agreement in late October in regard to severance payments, and expect to record a charge to earnings of approximately $26 million during the fourth quarter of 2004, the majority of which will represent severance pay.

We recorded restructuring and severance costs for the year ended December 31, 2003 of $29.6 million, $28.6 million of which was workforce reduction expense and $1.0 million of which was fixed asset impairment.  The workforce reduction expense for the year ended December 31, 2003, was comprised of termination costs for 708 employees in Europe, Asia and the United States.  As of the end of the third quarter of 2004, approximately $3.7 million of workforce reduction costs continue to be accrued.  The balance of accrued workforce reduction costs remaining at the end of the third quarter 2004 is expected to be substantially all paid by the end of 2004. The fixed asset impairment related to facility closure.  As a result of restructuring activities initiated in 2003, we expect an annual increase in gross profit of approximately $10 million.

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

Interest Expense

Interest expense for the quarter and nine fiscal months ended October 2, 2004 decreased $2.0 million and $4.8 million, respectively, as compared to the comparable prior year periods.   These decreases are primarily attributable to repayment of debt with the proceeds of lower interest rate debt issued in the third quarter of 2003.  These proceeds, from our issuance of our 3-5/8% convertible subordinated notes, were used to repay approximately $171 million principal amount of General Semiconductor’s 5.75% convertible notes, approximately $97 million accreted principal amount of Liquid Yield Option™ Notes (LYONs) and $130 million in borrowings under our revolving credit facility in the third quarter of 2003.  Additionally, on June 4, 2004, we repurchased $102.1 million accreted principal amount of LYONs through the issuance of 5,534,905 shares of common stock.  The repurchase of the LYONs is expected to reduce future interest expense by approximately $3 million per year.

Other Income (Expense)

We recorded a loss of $9.9 million for extinguishment of debt in the third quarter of 2003 on the redemption of $171 principal amount of the General Semiconductor notes and the repurchase of $97.0 million in accreted amount of our LYONs. Also during the 2003 third quarter, we recorded a gain of $30.4 million on the receipt of insurance proceeds in excess of book value on account of the destruction of the thin film resistor facility of our Electro-Films, Inc. subsidiary in Warwick, Rhode Island.  That facility has now been completely rebuilt into a state-of-the-art production center. No comparable losses or gains were recorded in the corresponding quarter and nine fiscal month periods of 2004.

Other income (expense) for the quarter and nine fiscal months ended October 2, 2004 was income of $4.4 million and $8.4 million, respectively, compared to expense of $1.0 million and a negligible amount, respectively, for the comparable prior year periods.   The quarter and nine fiscal month periods of 2004 include a one-time gain of $3.1 million due to the favorable settlement of an outstanding note receivable.   For the third quarter of 2004, we experienced foreign exchange losses of approximately $0.7 million, as compared to exchange losses of approximately $1.4 million during the third quarter of 2003.  During the nine fiscal months ended October 2, 2004, we had foreign gains of approximately $1.4 million, as compared to foreign exchange losses of approximately $3.9 million for the comparable prior year period.  Interest income for the third quarter and nine fiscal months ended October 2, 2004 increased approximately $1.4 million as compared to both the third quarter and nine fiscal months ended September 30, 2003, primarily attributable to an increase in invested cash and higher average interest rates.  Additionally, the nine fiscal months ended October 2, 2004 include losses on disposal of fixed assets of $1.5 million.  The comparable prior year period included gains on sale of fixed assets of $0.3 million.

Minority Interest

Minority interest in earnings increased $3.3 million for the nine fiscal months ended October 2, 2004, as compared to the comparable prior year period, primarily due to the increase in net earnings of Siliconix, of which we own 80.4%.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the nine fiscal months ended October 2, 2004 was 28.2% as compared to 29.6% for the comparable prior year period.  Excluding the impact of the minority interest, the effective tax rate was approximately the same for both periods.

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

Accordingly, earnings of our subsidiaries subject to Israeli taxes during the first nine fiscal months of 2004 resulted in an increase in earnings of approximately $4 million as compared to what earnings would have been had statutory United States tax rates applied.    Due to losses reported in Israel for the comparable period in 2003, there was no material impact on net earnings for the comparable period.

Financial Condition and Liquidity

Cash and cash equivalents were $640 million at the end of the third quarter 2004, of which $311 million belonged to Siliconix.  Siliconix has its own Board of Directors which must approve transactions with Vishay.  Excluding cash held by Siliconix, the remaining amount of $329 million includes approximately $264 million held by our non-U.S. subsidiaries.  Our cash and most profits generated by foreign subsidiaries, including foreign subsidiaries of Siliconix, are expected to be reinvested indefinitely.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  We are currently evaluating the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.

Cash flows from operations were $196.9 million for the nine fiscal months ended October 2, 2004 as compared to $176.5 million for the comparable prior year period, primarily attributable to increased earnings.

Our financial condition at the end of the third quarter 2004 continued to be strong, with a current ratio (current assets to current liabilities) of 3.2 to 1, as compared to 3.1 to 1 as of the end of the second quarter 2004, and as compared to 2.8 to 1 at December 31, 2003.  The increase in this ratio in 2004 is primarily due to cash generated by operations and increases in receivables as a result of higher sales.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.27 to 1 at the end of the third quarter 2004, the same ratio as of the end of the second quarter 2004.  This ratio was 0.33 to 1 at December 31, 2003.   The improvement in this ratio in 2004 is due to the reduction of debt subsequent to the issuance of shares of common stock to holders of our Liquid Yield Option™ Notes (LYONs) who elected to exercise their option to require us to repurchase their LYONs on June 4, 2004.

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

We maintain a secured revolving credit facility of $400 million, which was extended in 2003 until May 2007.  At October 2, 2004 and December 31, 2003, there were no borrowings outstanding under this credit facility.

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

On May 24, 2004, we entered into a Consent and First Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, effective as of May 14, 2004.  The amendment provides for lender consent to the corporate restructuring of certain subsidiaries of Vishay, permits subsidiary guarantees of certain equipment leases and revises and clarifies the conditions under which Vishay and its subsidiaries may extend loans to one another. In addition, in connection with the execution of the amendment, certain additional Vishay subsidiaries, which have become “significant subsidiaries” as that term is defined under the credit agreement, have become parties to various security and guaranty documents.  Effective August 6, 2004, we entered into a second amendment, which made certain additional technical changes to the collateral arrangements under the revolving credit agreement.  Our Siliconix subsidiary is not a party to our revolving credit agreement.

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at October 2, 2004, as calculated pursuant to the terms of the credit facility, stood at $1,085 million, which is $180 million more than the minimum required under the related credit facility covenant.

Net purchases of property and equipment for the nine fiscal months ended October 2, 2004 were $89.5 million, as compared to $71.6 million in the prior year period.  Our capital expenditures are projected to grow from $127 million in 2003 to $160 million in 2004, in part to expand capacity in the active business.  Purchase of businesses, net of cash acquired, of $23.0 million and $25.6 million, for the nine fiscal months ended October 2, 2004 and September 30, 2003, respectively, represent cash payments for the acquisition of the assets of RFWaves and the acquisition of Aeroflex Pearl River, Inc. (renamed Vishay MIC Technology) in 2004, and payments made related to liabilities assumed from previous acquisitions in both periods.

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

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, (“FSP No. 106-2”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation (“APBO”) and net periodic postretirement benefit cost taking into account any subsidy received under the Act.  Management does not believe that the prescription drug benefits available under our retiree health care benefit plans would be considered actuarially equivalent to Medicare Part D.  Accordingly, our measures of APBO and net periodic postretirement benefit cost as of and for the period ended October 2, 2004, do not include any subsidies which might be received under the Act.

Safe Harbor Statement

Statements contained herein that relate to the Company’s future performance, including statements with respect to trends in revenues and bookings and the anticipated future benefits of the Company’s product, acquisition and cost reduction strategies are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; market-wide business and economic trends, generally or in the specific areas where we sell the bulk of our products; competitive pricing and other competitive pressures; changes in the pricing for new materials used by the Company, particularly tantalum and palladium; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions and the cancellation or reduction of government grants, tax benefits or other incentives; currency exchange rate fluctuations; labor unrest or strikes; underutilization of plants and factories in high labor cost regions and capacity constraints in low labor cost regions; the availability of acquisition opportunities on terms considered reasonable by us; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the third quarter of 2004.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.   No amounts were outstanding under this facility during the quarter or nine fiscal months ended October 2, 2004. On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the quarter or nine fiscal months ended October 2, 2004.

Item 4. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the third quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		10.1	Employment agreement, between Vishay Intertechnology, Inc. and Dr. Felix Zandman.

		10.2	Employment agreement, between Vishay Israel Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.

		10.3	Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul.

		10.4	Employment agreement, between Vishay Intertechnology, Inc. and Richard N. Grubb.

		10.5	Employment agreement, between Vishay Israel Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Ziv Shoshani.

		10.6	Employment agreement, between Vishay Intertechnology, Inc. and Robert A. Freece.

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

On August 3, 2004, we filed a current report under Item 7 of Form 8-K, reporting our financial results for the second fiscal quarter of 2004.

On August 31, 2004, we filed a current report dated August 27, 2004 under Item 2.05 of Form 8-K, announcing our intention to close our Colmar facility.

On September 9, 2004, we filed a current report under Items 7.01 and 9.01, updating our guidance for the third fiscal quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ RICHARD N. GRUBB

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2004