Form 10-Q
period 2005-04-02
VISHAY INTERTECHNOLOGY INC
filed 2005-05-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-7416

VISHAY INTERTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-1686453

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

63 Lincoln Highway Malvern, PA 19355-2143	610-644-1300

(Address of Principal Executive Offices)	(Registrant’s Area Code and Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

As of May 4, 2005 registrant had 151,440,186 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

APRIL 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 2, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$623,422	$632,700
Accounts receivable, net	357,779	351,710
Inventories:
Finished goods	155,836	155,195
Work in process	152,844	150,738
Raw materials	207,169	212,040
Deferred income taxes	43,097	43,786
Prepaid expenses and other current assets	129,845	136,251

Total current assets	1,669,992	1,682,420
Property and equipment, at cost:
Land	95,790	97,398
Buildings and improvements	424,805	428,829
Machinery and equipment	1,660,568	1,668,225
Construction in progress	76,930	75,974
Allowance for depreciation	(1,120,131)	(1,098,611)

	1,137,962	1,171,815
Goodwill	1,425,621	1,435,121
Other intangible assets, net	123,935	127,797
Other assets	216,960	221,437

Total assets	$4,574,470	$4,638,590

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 2, 2005	December 31, 2004

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$22,069	$3,727
Trade accounts payable	122,184	131,243
Payroll and related expenses	120,663	131,128
Other accrued expenses	198,340	221,958
Income taxes	31,299	29,631
Current portion of long-term debt	42	51

Total current liabilities	494,597	517,738
Long-term debt less current portion	767,795	752,145
Deferred income taxes	11,256	14,017
Deferred grant income	16,765	18,723
Other liabilities	224,230	235,923
Accrued pension and other postretirement costs	225,320	232,142
Minority interest	96,936	94,567
Stockholders’ equity:
Common stock	15,143	15,142
Class B common stock	1,468	1,468
Capital in excess of par value	2,028,594	2,028,253
Retained earnings	600,604	594,892
Unearned compensation	(119)	(152)
Accumulated other comprehensive income	91,881	133,732

Total stockholders’ equity	2,737,571	2,773,335

Total liabilities and stockholders’ equity	$4,574,470	$4,638,590

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net sales	$553,677	$640,921
Cost of products sold	435,270	481,210
Loss on purchase commitments	2,277	—

Gross profit	116,130	159,711
Selling, general, and administrative expenses	96,340	97,329
Restructuring and severance costs	5,027	301

Operating income	14,763	62,081
Other income (expense):
Interest expense	(8,053)	(8,875)
Other	4,342	990

	(3,711)	(7,885)

Earnings before taxes and minority interest	11,052	54,196
Income taxes	2,688	15,424
Minority interest	2,652	2,806

Net earnings	$5,712	$35,966

Basic earnings per share	$0.03	$0.22
Diluted earnings per share	$0.03	$0.20
Weighted average shares outstanding - basic	166,107	160,438
Weighted average shares outstanding - diluted	167,153	201,324

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended

	April 2, 2005	April 3, 2004

Operating activities
Net earnings	$5,712	$35,966
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	49,378	48,934
(Gain) loss on disposal of property and equipment	(24)	34
Minority interest in net earnings of consolidated subsidiaries	2,652	2,806
Accretion of interest on convertible debentures	988	1,713
Purchase commitment liability	(9,625)	(10,700)
Inventory write-offs for obsolescence	6,849	7,499
Deferred grant income	(1,943)	(2,428)
Other	(4,314)	16,864
Changes in operating assets and liabilities	(51,879)	(49,388)

Net cash (used in) provided by operating activities	(2,206)	51,300
Investing activities
Purchase of property and equipment	(29,659)	(15,056)
Proceeds from sale of property and equipment	1,227	357
Purchase of businesses, net of cash acquired	—	(5,109)

Net cash used in investing activities	(28,432)	(19,808)
Financing activities
Principal payments on long-term debt	(27)	(162)
Net borrowings on revolving credit lines	14,680	—
Net changes in short-term borrowings	18,324	(12,563)
Proceeds from stock options exercised	63	8,619

Net cash provided by (used in) financing activities	33,040	(4,106)
Effect of exchange rate changes on cash and cash equivalents	(11,680)	(1,076)

Net (decrease) increase in cash and cash equivalents	(9,278)	26,310
Cash and cash equivalents at beginning of period	632,700	555,540

Cash and cash equivalents at end of period	$623,422	$581,850

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the first quarter of 2005 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2005 end on April 2, 2005, July 2, 2005, October 1, 2005, and December 31, 2005.  The four fiscal quarters in 2004 ended on April 3, 2004, July 3, 2004, October 2, 2004, and December 31, 2004, respectively.

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Numerator:
Numerator for basic earnings per share - net earnings	$5,712	$35,966
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	—	4,764

Numerator for diluted earnings per share - adjusted net earnings	$5,712	$40,730

Denominator:
Denominator for basic earnings per share - weighted average shares	166,107	160,438
Effect of dilutive securities
Convertible and exchangeable notes	—	36,475
Employee stock options	970	3,312
Warrants	—	1,043
Other	76	56

Dilutive potential common shares	1,046	40,886

Denominator for diluted earnings per share - adjusted weighted average shares	167,153	201,324

Basic earnings per share	$0.03	$0.22

Diluted earnings per share	$0.03	$0.20

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	—
LYONs, due 2021	10,262	—
Exchangeable Unsecured Notes, due 2102	6,176	—
Weighted average employee stock options	6,065	1,164
Weighted average warrants	8,824	1,824

If the potential common shares related to the convertible and exchangeable notes were included in the computation, the related interest savings, net of tax, assuming conversion/exchange would be added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events have occurred as of April 2, 2005, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

By their terms, the Liquid Yield Option™ Notes (“LYONs”) were convertible into 3,809,000 and 6,802,000 shares of common stock at April 2, 2005 and April 3, 2004, respectively.  Subsequent to the Company’s decision in June 2004 to utilize stock to settle the holders’ put option, the Company assumes all future put options will be settled in stock based on the settlement formula set forth in the indenture governing the LYONs.

Note 3 – Segment Information

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

The Company evaluates business segment performance on operating income, exclusive of certain items.  Management believes that evaluating segment performance excluding items such as restructuring, asset write-downs,  inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  Business segment assets are the owned or allocated assets used by each business.  The following table sets forth business segment information for the fiscal first quarters of 2005 and 2004 (in thousands):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net sales:
Passives	$286,439	$321,328
Actives	267,238	319,593

	$553,677	$640,921

Segment operating income:
Passives	$10,599	$25,819
Actives	17,893	44,073
Corporate	(6,425)	(7,510)
Restructuring and severance costs	(5,027)	(301)
Loss on purchase commitments	(2,277)	—

	$14,763	$62,081

Restructuring and severance costs:
Passives	$4,229	$105
Actives	798	196

	$5,027	$301

Note 4 – Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net earnings	$5,712	$35,966
Other comprehensive income (loss):
Foreign currency translation adjustment	(42,219)	(3,099)
Pension liability adjustment	368	92

Total other comprehensive loss	(41,851)	(3,007)

Comprehensive (loss) income	$(36,139)	$32,959

Note 5 – Restructuring and Severance Costs and Related Asset Write-Downs

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

First Quarter 2005

The Company recorded restructuring and severance costs of $5,027,000 for the first quarter 2005.  Restructuring of European and Asian operations included $3,106,000 of employee termination costs covering 121 technical, production, administrative and support employees located in Germany, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  The remaining $1,921,000 of restructuring and severance costs related to termination costs of 57 technical, production, administrative, and support employees and three executives in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company did not record any asset write-downs related to these restructuring programs during the first quarter of 2005.

The following table summarizes activity to date related to restructuring programs initiated in 2005:

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$4,992	$35	$5,027	181
Utilized	(2,624)	(35)	(2,659)	(113)
Foreign currency translation	(33)	—	(33)	—

Balance at April 2, 2005	$2,335	$—	$2,335	68

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2005.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

First Quarter 2004

The Company recorded restructuring and severance costs of $301,000 for the first quarter 2004. Restructuring of European operations included $173,000 of employee termination costs covering 6 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, and Japan. The remaining $128,000 of restructuring expense related to termination costs for 14 technical, production, administrative and support employees located in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs being implemented by the Company.  The Company did not record any asset write-downs related to these restructuring programs during the first quarter of 2004.

Year ended December 31, 2004

During the year ended December 31, 2004, the Company recorded restructuring and severance costs of $47,250,000.  The largest component of these charges was related to a decision to close the Colmar, France small-signal diode assembly facility and transfer all production to lower-labor-cost regions.   Additionally, restructuring programs were implemented in the United States, Germany, France, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, the Czech Republic, Israel, Taiwan, and Japan.

The following table summarizes activity to date related to restructuring programs initiated in 2004:

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$43,080	$4,170	$47,250	864
Utilized	(22,579)	(1,315)	(23,894)	(637)
Foreign currency translation	931	—	931	—

Balance at December 31, 2004	21,432	2,855	24,287	227
Utilized	(5,992)	(2,104)	(8,096)	(206)
Foreign currency translation	(1,163)	(19)	(1,182)	—

Balance at April 2, 2005	$14,277	$732	$15,009	21

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2005.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 6 – Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations.   As described in Note 8, in December 2004 the Financial Accounting Standards Board issued a revised standard, SFAS No. 123-R, which the Company will adopt effective January 1, 2006.

The following is provided to comply with the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net income, as reported	$5,712	$35,966
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	323	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(494)	(304)

Pro forma net income	$5,541	$35,662

Earnings per share:
Basic—as reported	$0.03	$0.22

Basic—pro forma	$0.03	$0.22

Diluted—as reported	$0.03	$0.20

Diluted—pro forma	$0.03	$0.20

On January 3, 2005, the Company granted 30,000 phantom stock units pursuant to employment agreements between the Company and six executives.  The Company recognized compensation expense of $435,000, the value of the underlying stock on the date of grant.  The fair value of such grants pursuant to SFAS No. 123 is equal to the intrinsic value as determined pursuant to APB No. 25.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the first quarters of 2005 and 2004 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended April 2, 2005		Fiscal quarter ended April 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,072	$1,504	$992	$1,105
Interest cost	3,584	2,622	3,427	2,509
Expected return on plan assets	(4,792)	(293)	(3,935)	(269)
Amortization of prior service cost	—	18	—	17
Amortization of transition obligation	—	—	—	—
Curtailments	—	—	—	—
Amortization of losses	929	390	816	321

Net periodic benefit cost	$793	$4,241	$1,300	$3,683

The following table shows the components of the net periodic benefit cost for the first quarters of 2005 and 2004 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended April 2, 2005		Fiscal quarter ended April 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$240	$138	$66	$125
Interest cost	391	106	365	96
Amortization of prior service cost	380	—	12	—
Amortization of transition obligation	48	—	48	—

Net periodic benefit cost	$1,059	$244	$491	$221

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $3 million to its U.S. pension plans and $9 million to its non-U.S. pension plans in 2005.  As of the end of the first quarter 2005, $0.7 million of contributions have been made.

Note 8 – New Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, which the Company presently applies. SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.   Accordingly, Vishay will adopt this standard effective January 1, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”) that provides accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was signed into law in October 2004.   FSP No. 109-2 allows a company additional time to evaluate the effects of the Jobs Act on any plan for reinvestment or repatriation of foreign earnings, provided that appropriate disclosures are made.    At April 2, 2005, no provision had been made for U.S. federal and state income taxes on undistributed foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.   While the Company continues to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, at the present time, the Company expects its cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Note 9 – Subsequent Events

SI Technologies Acquisition

On April 28, 2005, the Company completed its acquisition of all of the outstanding capital stock of SI Technologies, Inc. for approximately $17,660,000, plus assumption of debt.

Siliconix Tender Offer

On March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix incorporated (“Siliconix”) not owned by Vishay.   This tender offer commenced on April 12, 2005, and was subsequently amended on April 25, 2005 to increase the number of shares of Vishay common stock that would be exchanged for each share of Siliconix common stock to 3.075.

The Siliconix Board of Directors appointed a special committee of independent directors to consider and evaluate the tender offer.  On April 25, 2005, Siliconix announced that the Special Committee received an opinion from its financial advisor, Lehman Brothers Inc., that as of April 22, 2005 and from a financial point of view, the offer price of 3.075 shares of Vishay common stock for each outstanding share of Siliconix common stock not already owned by Vishay or its affiliates was fair to the holders of Siliconix common stock (excluding Vishay and its affiliates). The Special Committee recommended that the Siliconix minority stockholders accept Vishay’s offer. The full Siliconix Board of Directors adopted the recommendation of the Special Committee.

The tender offer is subject to the non-waivable condition that the offer be accepted by holders of a majority of the outstanding Siliconix shares not owned by Vishay. Also, promptly following the successful consummation of the offer, Vishay plans to effect a merger of Siliconix with a subsidiary of Vishay in which all remaining holders of Siliconix stock who do not exercise statutory appraisal rights under Delaware law would receive the same consideration for their shares as the holders who tendered their shares received in the offer.  The offer is scheduled to expire on May 12, 2005, but may be extended by Vishay.

Following the announcement of Vishay’s intention to make this tender offer, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.  The proposed settlement is subject to court approval.

A single shareholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

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

Vishay operates in two segments, passive components and active components.  Passive components include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.    Active components include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our active segment includes our 80.4% owned subsidiary, Siliconix.  The passive components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the active business. Since the acquisition of BCcomponents in December 2002, revenues from our active and passive businesses have been essentially split evenly.

Sales for the first quarter of 2005 were $553.7 million, a 14% decrease as compared to sales of $640.9 million for the first quarter of 2004.  Net earnings for the first quarter of 2005 were $5.7 million or $0.03 per share compared to net earnings of $36.0 million or $0.20 per share for the first quarter of 2004.  Net earnings for the first quarter of 2005 were impacted by restructuring and severance costs of $5.0 million and by losses resulting from adjustments to previously existing purchase commitments of $2.3 million.  These items and their tax related consequences had a negative $0.03 effect on earnings per share.  Net earnings for the first quarter of 2004 were negligibly impacted by restructuring and severance costs.

While our revenues and earnings decreased significantly versus the comparable prior year quarter, the first quarter of 2005 represents improvement versus the financial results of the preceding quarter.  Our efforts to reduce costs and to restructure the Company resulted in some improvement versus the disappointing results attained in the fourth quarter of 2004.  Orders have recovered from the depressed levels of the third and fourth quarters of 2004, but sales continue to be at unsatisfactory levels.  Inventory levels have noticeably decreased at worldwide distributors, indicating a potential for further improvement in order rates.  We believe that the results achieved in the first quarter of 2005 signal the first phase of a recovery, but we cannot be certain that the anticipated recovery will in fact materialize.

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

The quarter-to-quarter trends in these financial metrics can be an important indicator of the likely direction of our business. The following table shows sales, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first quarter of 2004 through the first quarter of 2005 (dollars in thousands):

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005

Sales	$640,921	$646,699	$584,320	$541,636	$553,677
Gross profit margin	24.9%	26.1%	24.1%	15.7%	21.0%
End-of-Period Backlog	$619,900	$607,000	$473,900	$439,900	$464,400
Book-to-Bill Ratio	1.14	0.98	0.84	0.90	1.06
Inventory Turnover	3.53	3.51	3.22	3.27	3.12
Change in ASP vs. prior quarter	0.1%	-0.8%	-0.4%	-2.4%	-1.4%

The worldwide business climate for the electronics industry improved during the first quarter of 2005, despite some adverse indications in the macro economy.  The increase in the book-to-bill ratio to 1.06 and the increase in the backlog are encouraging signs that we are entering the first phase of a recovery.  Orders increased 21% sequentially, with increases realized in all regions.  Orders from distributors increased 23%, which increased the book-to-bill ratio for these customers to 1.07 from 0.94 in the fourth quarter of 2004.  Orders from original equipment manufacturers increased 18%, which increased the book-to-bill ratio for these customers to 1.05 from 0.87 in the fourth quarter of 2004.  However, the low backlog at the beginning of the quarter resulted in lower sales levels than those achieved in the first quarter of 2004.  We continue to experience pressure on selling prices.  Pricing pressures, however, were not nearly as strong in the first quarter of 2005 as they were in the second half of 2004, and we believe pricing will be moderately lower through the remainder of 2005.

While we continue to operate in a challenging and uncertain business environment, we believe that Vishay is well positioned for the next upturn.

Capacity Utilization

Capacity utilization is a reflection of product demand trends.

Capacity utilization improved moderately during the first quarter of 2005 compared to the second half of 2004.  Our resistor lines were operating at an average of 75% to 90% of capacity, as compared to 60% to 70% during the second half of 2004, and in line with our capacity utilization during the first half of 2004.    Capacity utilization for our capacitor lines were approximately the same as the 50% to 60% utilization rates achieved in the second half of 2004, with some improvement in our capacity utilization for tantalum capacitor lines.

We continue to operate near full capacity in most of our front-end active components facilities.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have in the past included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our back-end operations.  We have made significant investments in expanding capacity in our active components facilities, which will ramp up in future quarters.  Our 80.4% owned subsidiary, Siliconix, has begun a project to add 8-inch silicon wafer manufacturing capabilities at the fabrication facility in Itzehoe, Germany.  This project is expected to alleviate capacity constraints for high-cell-density wafers and reduce costs.  We expect Siliconix to be eligible to receive the benefits of grants from the government of the German state of Schleswig Holstein related to these additional investments at the Itzehoe facility.  Except for any grant monies received, the significant increase in capital expenditures required to support our expansion program is expected to be funded almost entirely by cash flows from operations.

Acquisition Activity

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  We also seek to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

We are presently evaluating some smaller acquisition targets to round out our product lines and grow our high margin niche markets.  We are also intensifying our exploration of opportunities to acquire a larger target.

SI Technologies

On April 28, 2005, the Company completed its acquisition of all of the outstanding capital stock of SI Technologies, Inc. for approximately $17.7 million, plus assumption of debt.

Siliconix Tender Offer

On March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.   This tender offer commenced on April 12, 2005, and was subsequently amended on April 25, 2005 to increase the number of shares of Vishay common stock that would be exchanged for each share of Siliconix common stock to 3.075.

The Siliconix Board of Directors appointed a special committee of independent directors to consider and evaluate the tender offer.  On April 25, 2005, Siliconix announced that the Special Committee received an opinion from its financial advisor, Lehman Brothers Inc., that as of April 22, 2005 and from a financial point of view, the offer price of 3.075 shares of Vishay common stock for each outstanding share of Siliconix common stock not already owned by Vishay or its affiliates was fair to the holders of Siliconix common stock (excluding Vishay and its affiliates). The Special Committee recommended that the Siliconix minority stockholders accept Vishay’s offer. The full Siliconix Board of Directors adopted the recommendation of the Special Committee.

The tender offer is subject to the non-waivable condition that the offer be accepted by holders of a majority of the outstanding Siliconix shares not owned by Vishay. Also, promptly following the successful consummation of the offer, Vishay plans to effect a merger of Siliconix with a subsidiary of Vishay in which all remaining holders of Siliconix stock who do not exercise statutory appraisal rights under Delaware law would receive the same consideration for their shares as the holders who tendered their shares received in the offer.  The offer is scheduled to expire on May 12, 2005, but may be extended by Vishay.

Following the announcement of Vishay’s intention to make this tender offer, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.  The proposed settlement is subject to court approval.

A single shareholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

Segments

The following table shows sales and book-to-bill ratios broken out by segment for the five quarters beginning with the first quarter of 2004 through the first quarter of 2005 (dollars in thousands):

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005

Passive Components
Sales	$321,328	$325,745	$290,698	$272,191	$286,439
Book-to-Bill Ratio	1.08	0.95	0.89	0.94	1.10
Gross profit margin*	22.6%	23.1%	20.4%	9.3%	19.7%
Active Components
Sales	$319,593	$320,954	$293,622	$269,445	$267,238
Book-to-Bill Ratio	1.21	1.02	0.79	0.86	1.01
Gross profit margin	27.3%	29.2%	27.8%	22.3%	22.3%

* - Gross margin for the passive components segment includes the impact of inventory write-downs and losses on purchase commitments during the fourth quarter of 2004 and the first quarter of 2005.

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 72% at the end of the first quarter of 2005, the same as of the end of 2004, as compared to 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.   This percentage was unchanged between the end of 2004 and the end of the first quarter of 2005 because, while we reduced headcount in higher-labor-cost countries, we also reduced headcount in certain lower-labor-cost countries.  We expect this percentage to be 73% at the end of 2005.  Our long-term target is to have between 75% and 80% of our total headcount in lower-labor-cost countries.

The restructuring plans we initiated in 2004 are expected to generate approximately $23 million of annual cost savings.  Furthermore, we are implementing an aggressive program in 2005 to reduce our annual fixed costs by an additional $50 million.  We achieved approximately $11 million of these savings in the first quarter of 2005 as a result of our restructuring and other cost savings efforts.  Our restructuring plans for 2005 are outlined in greater detail in our annual report on Form 10-K for the year ended December 31, 2004.  All of these plans are currently on or ahead of schedule.

During the first quarter of 2005, we completed the closure of our Colmar, France small signal diode facility.  The integration of Vishay MIC Technologies into our existing Electro-Films business has been accelerated, and is now expected to be completed by the third quarter of 2005.  We are also in the planning stages for additional restructuring to improve the results of underperforming divisions, which we hope will result in additional annual cost savings of $30 million to $40 million.  These plans are expected to include a combination of production transfers, plant closures, and overhead streamlining.   Additionally, we acquired SI Technologies in April 2005, and will integrate SI Technologies into our existing businesses.  We expect substantial synergies from the integration of the SI Technologies business, which we expect to further enhance the profitability of our Measurements Group.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and process.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Cost of products sold	78.6%	75.1%
Gross profit	21.0%	24.9%
Selling, general & administrative expenses	17.4%	15.2%
Operating income	2.7%	9.7%
Earnings before taxes & minority interest	2.0%	8.5%
Net earnings	1.0%	5.6%
Effective tax rate	24.3%	28.5%

Net Sales

Net sales for the first quarter of 2005 were $87.2 million less than net sales for the first quarter of 2004.  The decrease in net sales compared to the first quarter of 2004 is attributable to the comparably depressed market conditions experienced in the first quarter of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first quarter of 2004.  Unit sales volume decreased by 11.6%, and average selling prices decreased by 4.2% in the first quarter versus the comparable prior year quarter.  The weaker U.S. dollar against foreign currencies in the first quarter of 2005 as compared to the first quarter of 2004 had the result of increasing reported revenues by $10 million.

Sales to each of our end-use markets during the first quarter of 2005 were less than sales for the first quarter of 2004, although market conditions in many end-use market segments have improved compared to the second half of 2004.  For example, the industrial market continued to be strong worldwide.  The automotive market continued to be strong in Europe, with some recovery in the U.S.  The worldwide move to 3G mobile phones increased sales of our products for end-uses in the telecommunications sector.  Sales of products in the computer segment continued to be generally disappointing.  Sales of products for use in consumer products were relatively strong in the U.S., and improved in Asia, although they remained weak in Europe.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $12.4 million and $14.0 million for the first quarters of 2005 and 2004, respectively, or 2.3% and 2.1% of gross sales, respectively.  Actual credits issued under the programs for the first quarters of 2005 and 2004 were approximately $14.7 million and $13.0 million, respectively.  The increase in the incentives in the first quarter of 2005 as compared to the first quarter of 2004 is indicative of the less favorable business climate affecting our distributors and the electronic component industry as compared to the very strong first quarter of 2004.

Gross Profit and Margins

Cost of products sold as a percentage of net sales for the first quarter of 2005 was 78.6%, as compared to 75.1% for the first quarter of 2004.  Gross profit as a percentage of net sales for the first quarter of 2005 was 21.0%, as compared to 24.9% for the first quarter of 2004.  Gross profit margins for 2005 reflect reduced sales volumes and lower average selling prices, partially offset by the impact of our cost reduction programs.  Gross profit margins for 2005 also reflect losses on tantalum purchase commitments of $2.3 million.

Segments

Discussion and analysis of sales and gross profit margins for our passive and active segments are provided below.

Passive Components

Net sales of the passive components segment for the first quarter of 2005 were $286.4 million, as compared to $321.3 million during the first quarter of 2004, a decrease of 11%.   The decrease in net sales compared to the first quarter of 2004 is attributable to the comparably depressed market conditions experienced in the first quarter of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first quarter of 2004.  Volumes decreased approximately 10.5% in the first quarter of 2005 versus the comparable prior year quarter.  The decline in average selling prices was approximately 2.6% lower in the first quarter of 2005 versus the comparable prior year quarter, a relatively modest decline.  The weaker U.S. dollar against foreign currencies in the first quarter of 2005 as compared to the first quarter of 2004 had the result of increasing reported revenues by $6 million.

Gross margins were 19.7% for the first quarter of 2005, as compared to 22.6% for the first quarter of 2004, principally due to lower volume.  Gross margin for the first quarter of 2005 was affected by losses on tantalum purchase commitments of $2.3 million, principally resulting from changes in the mix of our tantalum-grade purchases.

Several significant cost reduction programs have been initiated in all passive component product lines, including combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

While sales and gross margins for the passive components business in the first quarter of 2005 were significantly less than the comparable prior year quarter, our passive components products saw significant improvement in sales and orders versus the fourth quarter of 2004.   Sales increased by 5% sequentially, and the book-to-bill ratio increased to 1.10 from 0.94.  The most significant improvement in sales came from our resistors and inductors product lines, although capacitor and Measurements Group products also experienced increases in sales.

Active Components

Net sales of the active components segment for the first quarter of 2005 were $267.2 million, as compared to $319.6 million during the first quarter of 2004, a decrease of 16%.   The decrease in net sales compared to the first quarter of 2004 is attributable to the comparably depressed market conditions experienced in the first quarter of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first quarter of 2004.  Volumes decreased approximately 12.9% in the first quarter of 2005 versus the comparable prior year quarter.  Average selling prices declined approximately 5.9% in the first quarter of 2005 versus the comparable prior year quarter, a significant decline.  The weaker U.S. dollar against foreign currencies in the first quarter of 2005 as compared to the first quarter of 2004 had the result of increasing reported revenues by $4 million.

Gross margins were 22.3% for the first quarter of 2005, as compared to 27.3% for the first quarter of 2004, principally due to lower volume and the significant decline in average selling prices.

Sales in the active components business, in general, continued to suffer during the first quarter of 2005, a result of low backlogs at December 31, 2004.  Orders began to increase in March, especially from Asia, resulting in an increase in the book-to-bill ratio to 1.01 from book-to-bill ratios of less than one throughout the second half of 2004.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2005 were 17.4% of net sales as compared to 15.3% for the comparable prior year period.   The increase in this percentage is attributable to a decrease in sales, as SG&A expenses for the first quarter of 2005 decreased by $1.0 million compared to the first quarter of 2004.  The Company’s cost reduction initiatives referred to above also target SG&A costs.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to cut both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above, in Note 4 to our consolidated financial statements for the year ended December 31, 2004 included in our annual report on Form 10-K, and in Note 5 to our consolidated condensed financial statements for the first quarter of 2005 included in this Form 10-Q.

We continued our restructuring activities during the first quarter of 2005, recording restructuring and severance costs of $5.0 million.  Our restructuring programs initiated in 2005 are part of a plan to reduce annual fixed costs by approximately $50 million.

During the year ended December 31, 2004, we recorded restructuring and severance costs of $47.3 million and asset write-downs of $27.3 million.  The largest component of our 2004 restructuring costs relate to our decision to close our Colmar, France small-signal diode assembly facility and transfer production to other Vishay facilities.  During the fourth quarter, we recorded restructuring and severance costs of $26.2 million related to this closure.   Of the $47.3 million restructuring and severance costs recorded in 2004, approximately $43.1 million relates to workforce reduction expenses, and approximately $4.2 million relates to other exit costs.  The asset write-downs are related to plant closures and the decision not to utilize certain equipment in other locations.  Included in these amounts of restructuring and severance costs for the year ended December 31, 2004 are $0.3 million recorded during the first quarter of 2004.  As a result of restructuring activities initiated in 2004, we expect an annual increase in gross profit of approximately $23 million.

We recorded restructuring and severance costs for the years ended December 31, 2003, 2002 and 2001 of $28.5 million, $18.6 million, and $40.9 million, respectively.  We also recorded asset write-downs of $1.0 million, $12.4 million, and $21.0 million during the years ended December 31, 2003, 2002, and 2001, respectively.  We continued to realize the expected savings related to these restructuring charges, and we expect to continue to realize annual cost savings associated with the restructuring activities initiated in 2001, 2002, and 2003.

Other Income (Expense)

Interest expense for the first quarter of 2005 decreased by $0.8 million as compared to the first quarter of 2004.  This decrease was primarily attributable to the repurchase of $102.1 million of our Liquid Yield Option™ Notes (“LYONs”) during the second quarter of 2004.  This repurchase, which was pursuant to the put option of the holders included in the indenture governing the LYONs, is expected to reduce interest expense by about $3 million annually.

The following table analyzes the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004	Change

Foreign exchange gain (loss)	$896	$(136)	$1,032
Interest income	2,834	1,389	1,445
Royalty income	686	—	686
Dividend income	168	101	67
Gain (loss) on disposal of property and equipment	23	(33)	56
Other	(265)	(331)	66

	$4,342	$990	$3,352

Minority Interest

Minority interest in earnings decreased $0.2 million for the first quarter of 2005 as compared to the comparable prior year period, primarily due to the decrease in net earnings of Siliconix, of which we presently own 80.4%.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the first quarter of 2005 was 24.3% as compared to 28.5% for the comparable prior year period.  The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  This impact was offset by the impact of the minority interest in earnings. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of temporary timing differences, that would result in the utilization of loss carryforwards for tax purposes.

We enjoy favorable tax rates on our operations in Israel.  Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.  The lower tax rates in Israel applicable to us ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied, although this was not the case for the years ended December 31, 2004, 2003, and 2002.  The impact of the tax rates in Israel was a decrease in earnings of approximately $1.7 million for the first quarter of 2005, and an increase in earnings of approximately $2.8 million for the first quarter of 2004.

Financial Condition and Liquidity

Cash and cash equivalents were $623.4 million as of the end of the first quarter of 2005, of which $286.9 million belonged to Siliconix, our 80.4% owned subsidiary.  Siliconix has its own board of directors which must approve transactions with Vishay.  Excluding cash held by Siliconix, the remaining amount of $336.5 million includes approximately $317.0 million held by our non-U.S. subsidiaries.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes. We continue to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.  At the present time, we expect our cash and profits generated by foreign subsidiaries, including foreign subsidiaries of Siliconix, to continue to be reinvested indefinitely.

Our financial condition at the end of the first quarter of 2005 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, compared to a ratio of 3.2 to 1 at December 31, 2004, primarily due to the payment of various accrued liabilities, including payment of accrued restructuring costs at various locations.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.28 to 1 at the end of the first quarter of 2005, as compared to 0.27 to 1 at December 31, 2004, primarily due to borrowings under our revolving credit facilities in anticipation of our acquisition of SI Technologies in April 2005 and other cash obligations during the first quarter.

Cash used in operating activities was $2.2 million for the first quarter of 2005, primarily due to lower earnings and changes in working capital resulting from the payment of various accrued liabilities.   This compares to cash flows provided by operating activities of $51.3 million for the first quarter 2004, primarily attributable to higher earnings during 2004.

Net purchases of property and equipment for the first quarter of 2005 were $29.7 million, as compared to $15.1 million in the prior year quarter.  Our capital expenditures are projected to be approximately $135 million in 2005, principally to expand capacity in the active components businesses.  Purchase of businesses, net of cash acquired, of $5.1 million for the first quarter of 2004 represents payments made related to liabilities assumed from previous acquisitions.

Although our debt levels decreased during 2004, our debt levels have significantly increased since 2000, primarily attributable to acquisition activity.

We maintain a secured revolving credit facility of $400 million, which expires in May 2007.  At the end of the first quarter of 2005, there was $25.7 million outstanding under the revolving credit facility, as compared to $11.0 million outstanding at December 31, 2004, which includes $10 million and $11 million borrowed by our Asian subsidiary at April 2, 2005 and December 31, 2004, respectively.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at April 2, 2005, as calculated pursuant to the terms of the credit facility, was $1,075 million, which is $190 million more than the minimum required under the related credit facility covenant.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the revolving credit facility.  Our Siliconix subsidiary is not a party to our revolving credit agreement.  Certain of Vishay’s subsidiaries, not including Siliconix, are permitted to borrow under the revolving credit facility. Any borrowings of these subsidiaries under the credit facility are guaranteed by Vishay, including the borrowings by our Asian subsidiary referred to above.

While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.  Acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which we presently apply.  SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.   Accordingly, Vishay will adopt this standard effective January 1, 2006.  The adoption of this standard is not expected to have a material effect on our financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on our financial position, results of operations or liquidity.

Safe Harbor Statement

Statements contained herein that relate to our future performance and outlook, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2005 or any other future period, including anticipated business improvements or continuing business trends, synergies and cost savings, and expected or perceived improvements in the economy and the electronic component industry generally, are forward-looking statements within  the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; business and economic trends, generally or in the specific markets where we sell the bulk of our products; competitive pricing and other competitive pressures; changes in the pricing for new materials used by the Company, particularly tantalum and palladium; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions and the cancellation or reduction of government grants, tax benefits or other incentives; currency exchange rate fluctuations; labor unrest or strikes; underutilization of plants and factories in high labor cost regions and capacity constraints in low labor cost regions; the availability of acquisition opportunities on terms considered reasonable to us; an inability to attract or retain highly qualified personnel; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the first quarter 2005.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.   There was $25.7 million and $11 million outstanding under this facility at April 2, 2005 and December 31, 2004, respectively.  On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the first quarter 2005.

Item 4.      Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2005.

In making this evaluation, management considered the “material weakness” (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2) identified and disclosed in our annual report on Form 10-K for the year ended December 31, 2004.  As more fully described in our annual report on Form 10-K, as of December 31, 2004, management determined that certain of our operating locations had insufficient staffing of the accounting and financial reporting function.  This inadequate level of staffing resulted in certain accounting processes not being performed on a timely basis. These issues, when combined with an inadequate level of finance staffing at our corporate headquarters, reduced the effectiveness of the corporate finance staff in its monitoring and evaluation of the financial position and operating results of the Company, increasing the risk of a financial statement misstatement.  Management, including the CEO and CFO, has dedicated and will dedicate substantial resources to improving the Company’s internal control over financial reporting.

During the first quarter of 2005, management instituted interim measures to ensure the accuracy of reported financial results.  These interim measures included: (a) redirecting existing staff resources to focus on accounting for accruals, purchase commitments, fixed asset account reconciliations, and intercompany reconciliations among our wholly owned subsidiaries, which were areas that resulted in the audit adjustments that were identified and recorded as of December 31, 2004; (b) utilizing consultants and temporary employees in certain locations; and (c) requiring local management at all locations to perform enhanced analytical procedures and to report the results of those procedures to corporate management.  The results of these procedures were made available to our registered independent public accounting firm, Ernst & Young LLP.

These interim measures do not represent the ideal solution, and management is committed to taking the necessary steps to more permanently address and correct the identified weakness.  These additional steps are anticipated to include: (a) hiring additional internal audit personnel worldwide; (b) hiring additional financial managers in certain regions; (c) institutionalizing the analytical procedures performed by local management as part of the first quarter close; (d) streamlining the Company’s complex subsidiary structure where possible; and (e) implementing a modified corporate financial consolidation software package.  Each of these initiatives is presently in progress.

Management believes that the interim measures discussed above ensure that the financial data included in this quarterly report on Form 10-Q are fairly stated in all material respects.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the first quarter of 2005, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

Except as described above, there were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Siliconix Shareholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed on behalf of all non-Vishay shareholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purports to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action seeks injunctive relief and unspecified damages.

On April 1, 2005, Vishay (i) demurred to the class action claim in the amended complaint, on the ground that plaintiffs lack standing to bring a direct claim, (ii) moved to strike some of the allegations in the derivative cause of action as barred by the applicable statutes of limitation, and (iii) moved to dismiss the complaint on the ground that plaintiffs failed to prosecute their claims in a timely manner. Also on April 1, 2005, defendant Ernst & Young moved to dismiss the claims against it and, in the alternative, for a stay of the litigation so that the causes of action asserted against Ernst & Young may first be arbitrated. Oral argument on the motions is scheduled for July 5, 2005.

Tender Offer Litigation

As further described in Note 9 to our consolidated condensed financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.  Following the announcement of Vishay’s intention to make this tender offer, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.  The proposed settlement is subject to court approval.

A single shareholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                         Not applicable

Item 3.     Defaults Upon Senior Securities

                         Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

                         Not applicable

Item 5.     Other Information

                         Not applicable

Item 6.     Exhibits

31.1

Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2

Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard N. Grubb, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ RICHARD N. GRUBB

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 10, 2005