Form 10-Q
period 2005-07-02
VISHAY INTERTECHNOLOGY INC
filed 2005-08-09
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of August 5, 2005 registrant had 169,436,215 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

JULY 2, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 2, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$577,276	$632,700
Accounts receivable, net	354,748	351,710
Inventories:
Finished goods	156,657	155,195
Work in process	149,421	150,738
Raw materials	197,240	212,040
Deferred income taxes	41,883	43,786
Prepaid expenses and other current assets	125,828	136,251

Total current assets	1,603,053	1,682,420
Property and equipment, at cost:
Land	92,350	97,398
Buildings and improvements	410,255	428,829
Machinery and equipment	1,652,787	1,668,225
Construction in progress	67,847	75,974
Allowance for depreciation	(1,125,088)	(1,098,611)

	1,098,151	1,171,815
Goodwill	1,472,656	1,435,121
Other intangible assets, net	164,811	127,797
Other assets	222,227	221,437

Total assets	$4,560,898	$4,638,590

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 2, 2005	December 31, 2004

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$19,598	$3,727
Trade accounts payable	120,975	131,243
Payroll and related expenses	110,537	131,128
Other accrued expenses	195,904	218,257
Income taxes	23,847	29,631
Current portion of long-term debt	34	51

Total current liabilities	470,895	514,037
Long-term debt less current portion	743,087	752,145
Deferred income taxes	10,160	14,017
Deferred grant income	15,015	18,723
Other liabilities	210,468	236,591
Accrued pension and other postretirement costs	215,198	232,142
Minority interest	4,352	97,600
Stockholders’ equity:
Common stock	16,942	15,142
Class B common stock	1,468	1,468
Capital in excess of par value	2,225,642	2,028,253
Retained earnings	610,320	594,892
Unearned compensation	(144)	(152)
Accumulated other comprehensive income	37,495	133,732

Total stockholders’ equity	2,891,723	2,773,335

Total liabilities and stockholders’ equity	$4,560,898	$4,638,590

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	July 2, 2005	July 3, 2004

Net sales	$581,639	$646,699
Cost of products sold	449,018	477,775
Loss on purchase commitments	1,323	—

Gross profit	131,298	168,924
Selling, general, and administrative expenses	95,838	99,362
Purchased in-process research and development	9,201	—
Siliconix transaction-related expenses	3,751	—
Restructuring and severance costs	9,358	1,759

Operating income	13,150	67,803
Other income (expense):
Interest expense	(8,462)	(9,062)
Other	7,342	3,035

	(1,120)	(6,027)

Earnings before taxes and minority interest	12,030	61,776
Income taxes	1,202	17,616
Minority interest	1,112	3,042

Net earnings	$9,716	$41,118

Basic earnings per share	$0.06	$0.25
Diluted earnings per share	$0.05	$0.22
Weighted average shares outstanding - basic	176,198	162,309
Weighted average shares outstanding - diluted	177,133	204,599

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Six fiscal months ended

	July 2, 2005	July 3, 2004

Net sales	$1,135,316	$1,287,620
Cost of products sold	884,288	958,985
Loss on purchase commitments	3,600	—

Gross profit	247,428	328,635
Selling, general, and administrative expenses	192,178	196,691
Purchased in-process research and development	9,201	—
Siliconix transaction-related expenses	3,751	—
Restructuring and severance costs	14,385	2,060

Operating income	27,913	129,884
Other income (expense):
Interest expense	(16,515)	(17,937)
Other	11,684	4,025

	(4,831)	(13,912)

Earnings before taxes and minority interest	23,082	115,972
Income taxes	3,890	33,040
Minority interest	3,764	5,848

Net earnings	$15,428	$77,084

Basic earnings per share	$0.09	$0.48
Diluted earnings per share	$0.09	$0.43
Weighted average shares outstanding - basic	171,125	161,360
Weighted average shares outstanding - diluted	172,115	202,930

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended

	July 2, 2005	July 3, 2004

Operating activities
Net earnings	$15,428	$77,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,147	99,919
(Gain) loss on disposal of property and equipment	(2,463)	1,428
Purchased in-process research and development	9,201	—
Minority interest in net earnings of consolidated subsidiaries	3,764	5,848
Accretion of interest on convertible debentures	1,984	3,184
Purchase commitment liability	(16,932)	(18,200)
Inventory write-offs for obsolescence	14,341	15,870
Deferred grant income	(3,734)	(4,673)
Other	(2,947)	8,239
Changes in operating assets and liabilities, net of effects of businesses acquired	(71,453)	(56,213)

Net cash provided by operating activities	43,336	132,486
Investing activities
Purchases of property and equipment	(53,148)	(48,585)
Proceeds from sale of property and equipment	7,520	3,311
Purchase of software license	—	(4,500)
Purchase of businesses, net of cash acquired	(18,433)	(6,266)

Net cash used in investing activities	(64,061)	(56,040)
Financing activities
Proceeds from long-term debt	—	86
Principal payments on long-term debt	(8,724)	(747)
Net repayments on revolving credit lines	(11,000)	—
Net changes in short-term borrowings	13,802	902
Stock issuance costs	—	(191)
Proceeds from stock options exercised	73	9,019

Net cash (used in) provided by financing activities	(5,849)	9,069
Effect of exchange rate changes on cash and cash equivalents	(28,850)	(1,809)

Net (decrease) increase in cash and cash equivalents	(55,424)	83,706
Cash and cash equivalents at beginning of period	632,700	555,540

Cash and cash equivalents at end of period	$577,276	$639,246

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the second quarter and six fiscal months ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2005 end on April 2, July 2, October 1, and December 31, 2005, respectively.  The four fiscal quarters in 2004 ended on April 3, July 3, October 2, and December 31, 2004, respectively.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Acquisitions

SI Technologies, Inc.

On April 28, 2005, the Company completed its acquisition of all of the outstanding capital stock of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.  The purchase price was $17,660,000 in cash, plus the assumption of $10,693,000 of SI Technologies debt, of which Vishay caused $8,665,000 to be repaid subsequent to closing.

On June 13, 2005, Vishay signed a non-binding letter of intent to sell AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4,200,000.  The purchase price may be adjusted based on the net working capital on the closing date.  The proposed transaction is subject to the satisfactory completion of due diligence by the proposed buyer, the negotiation and execution of a definitive purchase agreement, and other conditions which are customary for a transaction of this type.  There can be no assurance that the transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding letter of intent.  No gain or loss will be recognized on the sale of AeroGo.  The net assets of AeroGo are presented as assets held-for-sale within “other assets” in the consolidated condensed balance sheet at July 2, 2005.

The results of operations of SI Technologies are included in the results of the Passive Components segment from April 28, 2005.  After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $10,676,000 related to this acquisition.  The goodwill has been allocated to the Measurements Group reporting unit.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Acquisition of Minority Interest in Siliconix

Background

On May 12, 2005, Vishay completed an exchange offer for shares of Siliconix incorporated (“Siliconix”) common stock that Vishay did not already own.  Each Siliconix share tendered was exchanged for 3.075 shares of Vishay common stock, with cash paid in lieu of fractional shares of Vishay.  Prior to the exchange offer, Vishay owned approximately 80.4% of the common stock of Siliconix.  Following the completion of the exchange offer, Vishay’s ownership increased to approximately 95.5% of the common stock of Siliconix, which was above the threshold necessary to effect a merger without a vote of stockholders.

On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  In the merger, each share of Siliconix stock, other than those owned by Vishay and its subsidiaries, was converted into the right to receive 3.075 shares of Vishay common stock, subject to the right of Siliconix’s remaining stockholders to seek appraisal under Delaware law.  The notification period to assert appraisal rights under Delaware law expired on June 10, 2005.  Holders representing approximately 158,000 Siliconix shares have validly communicated their intent to assert their appraisal rights under Delaware law.  Pending the outcome of the appraisal, Vishay may be required to pay these former Siliconix stockholders in cash, at which time the approximately 486,000 shares of Vishay common stock held in escrow for these former Siliconix stockholders would be cancelled.

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in the consolidated financial statements of Vishay prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and consolidated balance sheets.  The results of operations of Siliconix will continue to be reported in the results of the Semiconductors segment.

Related Litigation

Following the announcement of Vishay’s intention to make the tender offer for the remaining shares of Siliconix that Vishay did not already own, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs is pending court approval.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

Siliconix Transaction-Related Expenses

Both Vishay and Siliconix incurred expenses associated with the defense of the stockholder litigation described above and the settlement of the Delaware action.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating to $3,751,000, are included in a separate line in the accompanying consolidated condensed statement of operations.

Allocation of Purchase Price

The total purchase price for the acquisition of the minority interest in Siliconix was $199,224,000, including direct acquisition costs incurred by Vishay.  Vishay valued the common stock issued in the transaction at $11.04 per share, the average closing price of its common stock for the period beginning three days immediately prior to the date the 3.075 exchange ratio was announced (April 21, 2005) and ending the three trading days immediately thereafter.  The aggregate fair value was determined by multiplying the total number of shares of Vishay common stock issued in the exchange offer and subsequent merger (17,985,476 shares) by $11.04 per share.  Cash was paid in lieu of fractional shares of Vishay.

The acquisition of the Siliconix minority interest has been accounted for under the purchase method of accounting in accordance with United States generally accepted accounting principles. Accordingly, the cost to acquire the Siliconix minority interest in excess of its carrying value has been preliminarily allocated on a pro rata basis, as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Property and equipment	$131
Completed technology	14,290
Tradenames	19,967
Other intangible assets	10,571
Purchased in-process research and development	9,201
Deferred taxes	(3,164)

Pro rata allocation of fair value in excess of carrying value	$50,996

Total purchase price	$199,224
Less minority interest recorded at May 12, 2005	97,012

Net purchase price	$102,212

Goodwill	$51,216

The tradenames will not be subject to amortization, but will be tested at least annually for impairment.  The completed technology will be amortized over a weighted-average useful life of 15 years.  The other intangible assets include customer relationships of $8.6 million which will be amortized over a ten year useful life, and other intangible assets which will be amortized over one year.

Purchased in-process research and development represents the value assigned in a business combination to research and development projects of the acquired business that were commenced, but not completed, at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise.  Amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the business combination.  A charge of $9,201,000 was recorded in the second quarter of 2005, equal to approximately 19.6% of the value of Siliconix in-process research and development at the time of the acquisition of the minority interest.

The goodwill arising in the transaction has been allocated to the Semiconductors reporting unit.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  Factors that contributed to a purchase price resulting in the recognition of a significant amount of goodwill included the value perceived by Vishay of full control over the Siliconix business and the desire to quickly resolve legal challenges to the tender offer.

This preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of SI Technologies and the minority interest in Siliconix had occurred at the beginning of each period presented (in thousands, except pro forma earnings per share):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Pro forma net sales	$583,561	$656,552	$1,146,706	$1,306,761
Pro forma net earnings	$10,160	$43,347	$17,489	$81,403
Pro forma earnings per share - basic	$0.06	$0.24	$0.09	$0.45
Pro forma earnings per share - diluted	$0.05	$0.22	$0.09	$0.41

The pro forma information includes adjustments to depreciation based on the fair value of property and equipment, adjustments to amortization based on the fair value of intangible assets, elimination of minority interest in net earnings related to Siliconix, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Note 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Numerator:
Numerator for basic earnings per share - net earnings	$9,716	$41,118	$15,428	$77,084
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	—	4,528	—	9,293

Numerator for diluted earnings per share - adjusted net earnings	$9,716	$45,646	$15,428	$86,377

Denominator:
Denominator for basic earnings per share - weighted average shares	176,198	162,309	171,125	161,360
Effect of dilutive securities
Convertible and exchangeable notes	—	40,061	—	38,239
Employee stock options	859	2,150	914	2,731
Warrants	—	—	—	521
Other	76	79	76	79

Dilutive potential common shares	935	42,290	990	41,570

Denominator for diluted earnings per share - adjusted weighted average shares	177,133	204,599	172,115	202,930

Basic earnings per share	$0.06	$0.25	$0.09	$0.48

Diluted earnings per share	$0.05	$0.22	$0.09	$0.43

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	—	23,496	—
LYONs, due 2021	11,137	—	10,697	—
Exchangeable Unsecured Notes, due 2102	6,176	—	6,176	—
Weighted average employee stock options	6,614	1,164	6,339	1,164
Weighted average warrants	8,824	8,824	8,824	5,324

If the potential common shares related to the convertible and exchangeable notes were included in the computation, the related interest savings, net of tax, assuming conversion/exchange would be added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events have occurred as of July 2, 2005, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

By their terms, the Liquid Yield Option™ Notes (“LYONs”) were convertible into 3,809,000 shares of common stock at July 2, 2005 and July 3, 2004, respectively.  Subsequent to the Company’s decision in June 2004 to utilize stock to settle the holders’ put option included in the indenture governing the LYONs, the Company assumes all future put options will be settled in stock based on the settlement formula set forth in the indenture.

Note 4 – Segment Information

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors (formerly referred to as our “Active Components” segment), consisting principally of diodes, transistors, power MOSFETs, motor control integrated circuits, optoelectronic components and IRDCs, and Passive Components, consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.  The following table sets forth business segment information for the fiscal quarters and six fiscal months ended July 2, 2005 and July 3, 2004, respectively (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales:
Semiconductors	$282,335	$320,954	$549,573	$640,547
Passive Components	299,304	325,745	585,743	647,073

	$581,639	$646,699	$1,135,316	$1,287,620

Segment operating income:
Semiconductors	$24,632	$50,107	$42,525	$94,180
Passive Components	19,092	27,998	29,691	53,817
Corporate	(6,941)	(8,543)	(13,366)	(16,053)
Purchased in-process research and development	(9,201)	—	(9,201)	—
Siliconix transaction-related expenses	(3,751)	—	(3,751)	—
Restructuring and severance costs	(9,358)	(1,759)	(14,385)	(2,060)
Loss on purchase commitments	(1,323)	—	(3,600)	—

Consolidated operating income	$13,150	$67,803	$27,913	$129,884

Restructuring and severance costs:
Semiconductors	$2,776	$992	$3,574	$1,188
Passive Components	6,582	767	10,811	872

	$9,358	$1,759	$14,385	$2,060

Note 5 – Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net earnings	$9,716	$41,118	$15,428	$77,084
Other comprehensive income (loss):
Foreign currency translation adjustment	(54,861)	(9,390)	(97,080)	(12,490)
Unrealized loss on available for sale securities	—	(66)	—	(66)
Pension liability adjustment	475	154	843	246

Total other comprehensive loss	(54,386)	(9,302)	(96,237)	(12,310)

Comprehensive (loss) income	$(44,670)	$31,816	$(80,809)	$64,774

Note 6 – Restructuring and Severance Costs and Related Asset Write-Downs

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

Second Quarter 2005

The Company recorded restructuring and severance costs of $9,358,000 for the second quarter of 2005.  Restructuring of European and Asian operations included $8,605,000 of employee termination costs covering 229 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  Included in employee termination costs is a pension settlement charge of $1,850,000 related to 125 employees in the Republic of China (Taiwan).  The remaining $435,000 of severance costs relates to termination costs of 43 technical, production, administrative, and support employees in the United States.  The Company also incurred $187,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs of $131,000 related to these restructuring programs during the second quarter of 2005.

Six Fiscal Months Ended July 2, 2005

The Company recorded restructuring and severance costs of $14,385,000 during the six fiscal months ended July 2, 2005.  Restructuring of European and Asian operations included $11,676,000 of employee termination costs covering 350 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  Included in employee termination costs is a pension settlement charge of $1,850,000 related to 125 employees in the Republic of China (Taiwan).  The remaining $2,356,000 of severance costs relates to termination costs of 103 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $222,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs of $131,000 related to these restructuring programs during the six fiscal months ended July 2, 2005.

The following table summarizes activity to date related to restructuring programs initiated in 2005:

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated

Restructuring and severance costs	$14,032	$353	$14,385	453
Utilized	(9,366)	(341)	(9,707)	(363)
Foreign currency translation	(135)	—	(135)	—

Balance at July 2, 2005	$4,531	$12	$4,543	90

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2005.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Second Quarter 2004

The Company recorded restructuring and severance costs of $1,759,000 for the second quarter of 2004. Restructuring of European and Asian operations included $1,615,000 of employee termination costs covering 33 technical, production, administrative and support employees located in Germany, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, and Japan. The remaining $144,000 of restructuring expense related to termination costs for 17 technical, production, administrative and support employees located in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs being implemented by the Company.

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

Year ended December 31, 2004

During the year ended December 31, 2004, the Company recorded restructuring and severance costs of $47,250,000.  The largest component of these charges was related to a decision to close the Colmar, France small-signal diode assembly facility and transfer all production to lower-labor-cost regions.   Additionally, restructuring programs were implemented in the United States, Germany, France, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, the Czech Republic, Israel, the Republic of China (Taiwan), and Japan.

The following table summarizes activity to date related to restructuring programs initiated in 2004:

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated

Restructuring and severance costs	$43,080	$4,170	$47,250	864
Utilized	(22,579)	(1,315)	(23,894)	(637)
Foreign currency translation	931	—	931	—

Balance at December 31, 2004	21,432	2,855	24,287	227
Utilized	(12,852)	(2,460)	(15,312)	(224)
Foreign currency translation	(1,942)	(10)	(1,952)	—

Balance at July 2, 2005	$6,638	$385	$7,023	3

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2005.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 7 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

The effective tax rates for the six-month periods ended July 2, 2005 and July 3, 2004 reflect the Company’s expected tax rate on reported operating earnings before income tax and deferred tax adjustments related to the expected utilization of  net operating loss carryforwards and other deferred tax benefits.

For the quarter and six fiscal months ended July 2, 2005, income tax expense was impacted by a net one-time benefit of items totaling $3,698,000, principally consisting of a favorable settlement of certain tax issues with the Israeli government.  The effective tax rates for the quarter and six fiscal months ended July 2, 2005 reflect this net benefit, partially offset by the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.

Note 8 – Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation in accordance with APB 25 and related interpretations.   As described in Note 11, in December 2004 the Financial Accounting Standards Board (“FASB”) issued a revised standard, SFAS No. 123-R, which the Company will adopt effective January 1, 2006.

The following is provided to comply with the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$9,716	$41,118	$15,428	$77,084
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	365	323	365
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(162)	(679)	(656)	(983)

Pro forma net income	$9,554	$40,804	$15,095	$76,466

Earnings per share:
Basic—as reported	$0.06	$0.25	$0.09	$0.48

Basic—pro forma	$0.05	$0.25	$0.09	$0.47

Diluted—as reported	$0.05	$0.22	$0.09	$0.43

Diluted—pro forma	$0.05	$0.22	$0.09	$0.42

On January 3, 2005, the Company granted 30,000 phantom stock units pursuant to employment agreements between the Company and six executives.  The Company recognized compensation expense of $435,000, the value of the underlying stock on the date of grant.  The fair value of such grants pursuant to SFAS No. 123 is equal to the intrinsic value as determined pursuant to APB No. 25.

Note 9 –  Current Vulnerability Due to Certain Concentrations

The Company is a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors.  The Company is obligated under two contracts with Cabot Corporation to make purchases of tantalum through 2006.  The Company’s purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, the Company wrote-down the carrying value of its tantalum inventory on-hand and recognized losses on future purchase commitments.  The liability for losses on purchase commitments is based on contractually obligated purchase prices, expected market prices and the mix of tantalum-grades expected to be purchased.  The mix of tantalum-grades to be purchased varies within a range specified by the contracts.  Changes in the Company’s mix of tantalum-grade purchases may result in additional losses on its purchase commitments.  During the second quarter and six fiscal months ended July 2, 2005, the Company recorded additional losses on its tantalum purchase commitments of $1,323,000 and $3,600,000, respectively.

Note 10 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2005 and 2004 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended July 2, 2005		Fiscal quarter ended July 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,072	$1,471	$992	$1,099
Interest cost	3,659	2,506	3,472	2,443
Expected return on plan assets	(4,792)	(279)	(3,935)	(265)
Amortization of prior service cost	376	18	240	17
Curtailments and settlements	—	1,850	—	—
Amortization of losses	921	375	816	317

Net periodic benefit cost	$1,236	$5,941	$1,585	$3,611

The following table shows the components of the net periodic benefit cost for the six fiscal months ended July 2, 2005 and July 3, 2004 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended July 2, 2005		Six fiscal months ended July 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$2,144	$2,975	$1,984	$2,204
Interest cost	7,318	5,128	6,899	4,952
Expected return on plan assets	(9,584)	(572)	(7,870)	(534)
Amortization of prior service cost	752	36	240	34
Curtailments and settlements	—	1,850	—	—
Amortization of losses	1,842	765	1,632	638

Net periodic benefit cost	$2,472	$10,182	$2,885	$7,294

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $3 million to its U.S. pension plans and $9 million to its non-U.S. pension plans in 2005.  As of the end of the six fiscal months ended July 2, 2005, approximately $2 million of contributions have been made.

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2005 and 2004 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended July 2, 2005		Fiscal quarter ended July 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$69	$132	$66	$121
Interest cost	323	101	371	92
Amortization of prior service cost	21	—	22	—
Amortization of transition obligation	48	—	48	—

Net periodic benefit cost	$461	$233	$507	$213

The following table shows the components of the net periodic benefit cost for the six fiscal months ended July 2, 2005 and July 3, 2004 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Six fiscal months ended July 2, 2005		Six fiscal months ended July 3, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$315	$270	$132	$246
Interest cost	646	207	736	188
Amortization of prior service cost	42	—	34	—
Amortization of transition obligation	96	—	96	—

Net periodic benefit cost	$1,099	$477	$998	$434

Note 11 – New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”) that provides accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was signed into law in October 2004.   FSP No. 109-2 allows a company additional time to evaluate the effects of the Jobs Act on any plan for reinvestment or repatriation of foreign earnings, provided that appropriate disclosures are made.  At July 2, 2005, no provision had been made for U.S. federal and state income taxes on undistributed foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.   While the Company continues to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, at the present time, the Company expects its cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations, or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors.  Semiconductors and electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

Vishay operates in two segments, Semiconductors (formerly referred to as our “Active Components” segment) and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary, of which we completed the acquisition of the 19.6% interest that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  The Passive Components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the Semiconductors business. Since the acquisition of BCcomponents in December 2002, revenues from our Semiconductors and Passive Components segments have been essentially split evenly.

Sales for the second quarter of 2005 were $581.6 million, a 10% decrease compared to sales of $646.7 million for the second quarter of 2004.  Net earnings for the second quarter of 2005 were $9.7 million or $0.05 per diluted share compared to net earnings of $41.1 million or $0.22 per diluted share for the second quarter of 2004.  Net earnings for the second quarter of 2005 were impacted by restructuring and severance costs of $9.4 million, by charges for purchased in-process research and development of $9.2 million, by Siliconix transaction-related expenses of $3.8 million, and by losses resulting from adjustments to previously existing purchase commitments of $1.3 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the second quarter of 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling. These items and their tax related consequences had a negative $0.07 effect on earnings per share.  Net earnings for the second quarter of 2004 were impacted by restructuring and severance costs of $1.8 million, or $0.01 per share after tax.

Sales for the six fiscal months ended July 2, 2005 were $1,135.3 million, a 12% decrease as compared to sales of $1,287.6 million for the comparable prior year period.  Net earnings for the six fiscal months ended July 2, 2005 were $15.4 million or $0.09 per diluted share compared to net earnings of $77.1 million or $0.43 per diluted share for the comparable prior year period.  Net earnings for the six fiscal months ended July 2, 2005 were impacted by restructuring and severance costs of $14.4 million, by charges for purchased in-process research and development of $9.2 million, by Siliconix transaction-related expenses of $3.8 million, and by losses resulting from adjustments to previously existing purchase commitments of $3.6 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the six fiscal months ended July 2, 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling. These items and their tax related consequences had a negative $0.10 effect on earnings per share.  Net earnings for the six fiscal months ended July 3, 2004 were impacted by restructuring and severance costs of $2.1 million, or $0.01 per share after tax.

Market conditions for the first half of 2005 have been considerably less favorable than conditions experienced in the first half of 2004.  While our revenues and earnings decreased versus the comparable prior year quarter, the second quarter of 2005 represents continued improvement versus the disappointing second half of 2004.  Strong book-to-bill ratios from the first quarter led to increased sales in the second quarter.  Additionally, discipline in cutting costs and the addition and integration of specialty businesses helped to maintain the momentum.  The speed of recovery noted in the first quarter of 2005 slowed to a degree, as orders decreased slightly by 2% sequentially.  We believe that there are reasonable inventory levels in the supply chain, but our worldwide distributors are demonstrating tighter control over their stock, particularly as compared to prior years.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of net sales.  Gross profit is generally net sales less cost of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs.  Gross profit margin is clearly a function of net sales, but also reflects our cost cutting programs and our ability to contain fixed costs.

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

Pricing in our industry can be volatile.  We analyze trends and changes in average selling prices to evaluate likely future pricing.  The erosion of average selling prices of established products is typical of the industry.  However, we attempt to offset this deterioration with ongoing cost reduction activities and new product introductions, as newer products typically yield larger gross margins.

The quarter-to-quarter trends in these financial metrics can be an important indicator of the likely direction of our business. The following table shows sales, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second quarter of 2004 through the second quarter of 2005 (dollars in thousands):

	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005

Sales	$646,699	$584,320	$541,636	$553,677	$581,639
Gross profit margin*	26.1%	24.1%	15.7%	21.0%	22.6%
End-of-Period Backlog	$607,000	$473,900	$439,900	$464,400	$451,300
Book-to-Bill Ratio	0.98	0.84	0.90	1.06	0.99
Inventory Turnover	3.51	3.22	3.27	3.12	3.20
Change in ASP vs. prior quarter	-0.8%	-0.4%	-2.4%	-1.4%	-1.4%

* - Gross profit margin includes the impact of inventory write-downs and losses on purchase commitments during the fourth quarter of 2004 and the first and second quarters of 2005.

The relatively friendly worldwide business climate for the electronics industry continued into the second quarter of 2005.  Orders decreased slightly on a sequential basis, but we were able to maintain a book-to-bill ratio slightly less than one.  Orders from distributors increased 2% (following a 23% sequential increase in the first quarter of 2005), maintaining a book-to-bill ratio for these customers greater than 1.  Orders from original equipment manufacturers decreased 7% (following an 18% sequential increase in the first quarter of 2005), which decreased the book-to-bill ratio for these customers to 0.97 from 1.05 in the first quarter of 2005.  We continue to experience pressure on selling prices.  Pricing pressures, however, were not nearly as strong in the first half of 2005 as they were in the second half of 2004, and we believe pricing will be moderately lower through the remainder of 2005.

Capacity Utilization

Capacity utilization is a reflection of product demand trends.

Capacity utilization continued to improve during the second quarter of 2005 compared to the second half of 2004.  Our resistor lines were operating at an average of 80% to 90% of capacity, as compared to 60% to 70% during the second half of 2004, and in line with our capacity utilization during the first half of 2004.  Capacity utilization for our capacitor lines was approximately the same as the 50% to 60% utilization rates achieved in the first quarter of 2005 and second half of 2004, with some product lines having utilization rates as high as 85%.

We continue to operate near full capacity in most of our front-end Semiconductors segment facilities.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have in the past included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our back-end operations.  We have made significant investments in expanding capacity in our Semiconductors facilities, which will ramp up in future quarters.  Our Siliconix division has begun a project to add 8-inch silicon wafer manufacturing capabilities at the fabrication facility in Itzehoe, Germany by the end of 2005.  This project is expected to alleviate capacity constraints for high-cell-density wafers and reduce costs.  We expect to be eligible to receive the benefits of grants from the government of the German state of Schleswig Holstein related to these additional investments at the Itzehoe facility.  Except for any grant monies received, the capital expenditures required to support our expansion program are expected to be funded by cash flows from operations.  See “Financial Condition and Liquidity” below.

Acquisition Activity

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of semiconductors and electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  We also seek to explore opportunities with privately held developers of semiconductors and electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.  During the second quarter, we completed two acquisitions.

On April 28, 2005, we completed the acquisition of all of the outstanding capital stock of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.  The purchase price was $17.7 million in cash, plus the assumption of $10.7 million of SI Technologies debt, of which Vishay caused $8.7 million to be repaid subsequent to closing.

On June 13, 2005, Vishay signed a non-binding letter of intent to sell AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4.2 million.  The purchase price may be adjusted based on the net working capital on the closing date.  The proposed transaction is subject to the satisfactory completion of due diligence by the proposed buyer, the negotiation and execution of a definitive purchase agreement, and other conditions which are customary for a transaction of this type.  There can be no assurance that the transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding letter of intent.  No gain or loss will be recognized on the sale of AeroGo.

On May 12, 2005, we completed an offer to exchange shares of Vishay common stock for shares of Siliconix stock that we did not already own.  Each Siliconix share tendered was exchanged for 3.075 shares of Vishay common stock, with cash paid in lieu of fractional shares of Vishay.  Prior to the exchange offer, Vishay owned approximately 80.4% of the common stock of Siliconix.  Following the completion of the exchange offer, Vishay’s ownership increased to approximately 95.5% of the common stock of Siliconix, which was above the threshold necessary to effect a merger without a vote of stockholders.

On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  In the merger, each share of Siliconix stock, other than those owned by Vishay and its subsidiaries, was converted into 3.075 shares of Vishay common stock, subject to the right of Siliconix’s remaining stockholders to seek appraisal under Delaware law. Cash was paid in lieu of fractional shares of Vishay.

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in the consolidated financial statements of Vishay prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and the consolidated balance sheets.

Following the announcement of Vishay’s intention to make the tender offer for the remaining shares of Siliconix that Vishay did not already own, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs is pending court approval.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

Both Vishay and Siliconix incurred expenses associated with the defense of the stockholder litigation described above and the settlement of the Delaware action.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating $3.8 million, are included in a separate line in the consolidated condensed statement of operations.

Purchased in-process research and development represents the value assigned in a business combination to research and development projects of the acquired business that were commenced, but not completed, at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise.  Amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the business combination.  A charge of $9.2 million was recorded in the second quarter of 2005, equal to approximately 19.6% of the value of Siliconix in-process research and development at the time of the acquisition of the minority interest.

We are presently evaluating some smaller acquisition targets to enhance new product development, round out our product lines, or grow our high margin niche market businesses.  On July 27, 2005, we signed a non-binding letter of intent to acquire the business of CyOptics Israel Ltd., the Israeli subsidiary of CyOptics, Inc. CyOptics Israel, Ltd. designs optical components in the field of advanced infrared technology.  The transaction is subject to satisfactory completion of due diligence by Vishay, approval by various Israeli government agencies, and other conditions that are customary for transactions of this type.  There can be no assurance that the transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding letter of intent.

We are also currently intensifying our exploration of opportunities to acquire a larger target in order to gain market share and more effectively penetrate many geographic markets.

Segments

The following table shows sales, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second quarter of 2004 through the second quarter of 2005 (dollars in thousands):

	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005

Semiconductors
Sales	$320,954	$293,622	$269,445	$267,238	$282,335
Book-to-Bill Ratio	1.02	0.79	0.86	1.01	1.00
Gross profit margin	29.2%	27.8%	22.3%	22.3%	23.3%
Passive Components
Sales	$325,745	$290,698	$272,191	$286,439	$299,304
Book-to-Bill Ratio	0.95	0.89	0.94	1.10	0.98
Gross profit margin*	23.1%	20.4%	9.3%	19.7%	21.8%

* - Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and losses on purchase commitments during the fourth quarter of 2004 and the first and second quarters of 2005.

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 72.2% at the end of the second quarter of 2005, as compared to 71.8% at the end of the first quarter of 2005 and the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  We expect this percentage to be 73% by the end of 2005.  Our long-term target is to have between 75% and 80% of our total headcount in lower-labor-cost countries.

The restructuring plans we initiated in 2004 are expected to generate approximately $23 million of annual cost savings.  Furthermore, we are implementing an aggressive program in 2005 to reduce our annual fixed costs by an additional $50 million.  In April, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will generate additional annual cost savings of $40 million beginning in 2006.  These plans are expected to include a combination of production transfers, plant closures, and overhead streamlining. We achieved approximately $23 million of savings in the first half of 2005 as a result of our restructuring and other cost savings efforts.  Our restructuring plans for 2005 are outlined in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2004.  All of these plans are currently on or ahead of schedule.

During the first half of 2005, we completed the closure of our Colmar, France small signal diode facility.  The integration of the operations of Vishay MIC Technologies, acquired in September 2004, into our existing Electro-Films facility, was finalized ahead of plan during the second quarter of 2005.  The Pearl River, New York facility acquired in the MIC Technologies acquisition is presently being marketed for sale.  Also during the second quarter of 2005, we shipped our first thin film chips from Israel, a key milestone in the planned production transfer of this product line from Germany.  We also continued our transfer of power diode production from the Republic of China (Taiwan) to the People’s Republic of China, which we expect to complete in the second half of the year.  We also closed the Sanford, Maine tantalum capacitor manufacturing facility.  Additionally, we acquired SI Technologies in April 2005, and will integrate SI Technologies into our existing businesses, including consolidating the Tustin, California facility and our existing transducer and strain gage facility in Covina, California.  We expect substantial synergies from the integration of the SI Technologies business, which we expect to further enhance the profitability of our Measurements Group.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Income statement captions as a percentage of sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Cost of products sold	77.2%	73.9%	77.9%	74.5%
Gross profit	22.6%	26.1%	21.8%	25.5%
Selling, general & administrative expenses	16.5%	15.4%	16.9%	15.3%
Operating income	2.3%	10.5%	2.5%	10.1%
Earnings before taxes & minority interest	2.1%	9.6%	2.0%	9.0%
Net earnings	1.7%	6.4%	1.4%	6.0%
Effective tax rate	10.0%	28.5%	16.9%	28.5%

Net Sales

Net sales for the quarter and six fiscal months ended July 2, 2005 were $65.1 million and $152.3 million less than net sales for the respective comparable prior year periods.  The decrease in net sales compared to the prior year periods is attributable to the comparably depressed market conditions experienced in the first half of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  The first half of 2004 was also impacted by distributors building inventory.  For the second quarter of 2005, unit sales volume decreased by 7.5% and average selling prices decreased by 4.4% compared to the second quarter of 2004.  For the six fiscal months ended July 2, 2005, unit sales volume decreased by 9.5% and average selling prices decreased by 4.3% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the fiscal quarter and six fiscal months ended July 2, 2005 versus comparable prior year periods had the result of increasing reported revenues by $8 million and $18 million, respectively.  However, the strengthening of the dollar during the second quarter of 2005 compared to the first quarter of 2005 decreased reported revenues by $7 million sequentially.

Sales to each of our end-use markets during the first half of 2005 were less than sales for the first half of 2004, although market conditions in many end-use market segments have improved in the first half of 2005 as compared to the second half of 2004.  For example, the industrial market continued to be strong worldwide.  The automotive market continued to be strong in Europe, although results for U.S. automotive customers were disappointing.  Growth in the laptop and PC market, driven by technical progress, resulted in improvements in the second quarter of 2005, ahead of the seasonal upturn.   The worldwide move to 3G mobile phones increased sales of our products for end-uses in the telecommunications sector during 2005, principally in the first quarter.  Sales of products for use in consumer products were relatively strong in the U.S., and flat in Asia, although they remained weak in Europe.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $28 million and $29 million for the six fiscal month periods ended July 2, 2005 and July 3, 2004, respectively, or 2.4% and 2.2% of gross sales, respectively.  Actual credits issued under the programs for the six fiscal month periods ended July 2, 2005 and July 3, 2004 were approximately $29 million and $25 million, respectively.  The increase in the incentives as a percentage of sales in the first half of 2005 as compared to the first half of 2004 is indicative of the less favorable business climate affecting our distributors and the electronic component industry as compared to the very strong first half of 2004.

Gross Profit and Margins

Cost of products sold as a percentage of net sales for the quarter and six fiscal months ended July 2, 2005 was 77.2% and 77.9%, respectively, as compared to 73.9% and 74.5% for the respective comparable prior year periods.  Gross profit as a percentage of net sales for the quarter and six fiscal months ended July 2, 2005 was 22.6% and 21.8% respectively, as compared to 26.1% and 25.5% for the respective comparable prior year periods.  Gross profit margins for 2005 reflect reduced sales volumes and lower average selling prices, partially offset by the impact of our cost reduction programs.  Gross profit margins for the quarter and six fiscal months ended July 2, 2005 also reflect losses on tantalum purchase commitments of $1.3 million and $3.6 million, respectively.

Segments

Discussion and analysis of sales and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

Net sales of the Semiconductors segment for the second quarter of 2005 were $282.3 million, as compared to $321.0 million during the second quarter of 2004, a decrease of 12%.   Net sales of the Semiconductors segment for the six fiscal months ended July 2, 2005 were $549.6 million, as compared to $640.5 million during the second quarter of 2004, a decrease of 14%.  The decrease in net sales in the second quarter and six fiscal months ended July 2, 2005 versus the comparable prior year periods is attributable to the comparably depressed market conditions experienced in the first half of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  For the second quarter of 2005, unit sales volume decreased by 8.0% and average selling prices decreased by 5.8% compared to the second quarter of 2004.  For the six fiscal months ended July 2, 2005, unit sales volume decreased by 10.5% and average selling prices decreased by 5.8% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the fiscal quarter and six fiscal months ended July 2, 2005 versus comparable prior year periods had the result of increasing reported revenues by $3 million and $7 million, respectively.

Gross profit as a percentage of net sales for the quarter and six fiscal months ended July 2, 2005 was 23.3% and 22.8%, respectively, as compared to 29.2% and 28.2% for the respective comparable prior year periods, principally due to lower volume and the significant decline in average selling prices during the current year periods.

In general, sales in the Semiconductors segment continued to suffer during the first half of 2005, a result of low backlogs at December 31, 2004 and intense competition in some sectors of the market.  Orders began to increase in March, especially from Asia, as we maintained a book-to-bill ratio greater than one for the second consecutive quarter, following book-to-bill ratios of significantly less than one throughout the second half of 2004.

Passive Components

Net sales of the Passive Components segment for the second quarter of 2005 were $299.3 million, as compared to $325.7 million during the second quarter of 2004, a decrease of 8%.   Net sales of the Passive Components segment for the six fiscal months ended July 2, 2005 were $585.7 million, versus $647.1 million during the comparable prior year period, a decrease of 9%. The acquisition of SI Technologies on April 28, 2005 contributed $6 million to revenues for the second quarter of 2005.  The decrease in net sales in the second quarter and six fiscal months ended July 2, 2005 versus the comparable prior year periods is attributable to the comparably depressed market conditions experienced in the first half of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  For the second quarter of 2005, unit sales volume decreased by 7.1% and average selling prices decreased by 2.9% compared to the second quarter of 2004.  For the six fiscal months ended July 2, 2005, unit sales volume decreased by 8.7% and average selling prices decreased by 2.8% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the fiscal quarter and six fiscal months ended July 2, 2005 versus comparable prior year periods had the result of increasing reported revenues by $5 million and $11 million, respectively.

Gross profit as a percentage of net sales for the quarter and six fiscal months ended July 2, 2005 was 21.8% and 20.8%, respectively, as compared to 23.1% and 22.8% for the respective comparable prior year periods, principally due to lower volume during the current year periods.  Gross profit margins for the quarter and six fiscal months ended July 2, 2005 also reflect losses on tantalum purchase commitments of $1.3 million and $3.6 million, respectively.

Several significant cost reduction programs have been initiated in all Passive Components product lines, including combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

While sales and gross margins for the Passive Components business in the second quarter and six fiscal months ended July 2, 2005 were significantly less than the comparable prior year periods, our Passive Components products saw significant improvement in sales and orders versus the second half of 2004.   Sales increased by 4% sequentially in the second quarter of 2005, following a 5% sequential increase in the first quarter of 2005.  The sequential increase in sales for the second quarter of 2005 came substantially from our resistors and inductors product lines and as a result of our acquisition of SI Technologies, although capacitor and existing Measurements Group products also experienced increases in sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the quarter and six fiscal months ended July 2, 2005 were 16.5% and 16.9% of net sales as compared to 15.4% and 15.3% for the comparable prior year periods.   The increase in this percentage is largely attributable to a decrease in sales, as SG&A expenses for the quarter and six fiscal months ended July 2, 2005 decreased by $3.5 million and $4.5 million, respectively, versus the comparable prior year periods.  The Company’s cost reduction initiatives referred to above also target SG&A costs.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above, in Note 4 to our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, and in Note 6 to our consolidated condensed financial statements for the second quarter of 2005 included in this Form 10-Q.

We continued our restructuring activities during the first half of 2005, recording restructuring and severance costs of $14.4 million.  Our restructuring programs initiated in 2005 are part of a plan to reduce annual fixed costs by approximately $50 million.  We are also investigating other cost savings initiatives to generate an additional $40 million in annual cost savings.

During the year ended December 31, 2004, we recorded restructuring and severance costs of $47.3 million and asset write-downs of $27.3 million.  The largest component of our 2004 restructuring costs relate to our decision to close our Colmar, France small-signal diode assembly facility and transfer production to other Vishay facilities.  During the fourth quarter, we recorded restructuring and severance costs of $26.2 million related to this closure.   Of the $47.3 million restructuring and severance costs recorded in 2004, approximately $43.1 million relates to workforce reduction expenses, and approximately $4.2 million relates to other exit costs.  The asset write-downs are related to plant closures and the decision not to utilize certain equipment in other locations.  Included in these amounts of restructuring and severance costs for the year ended December 31, 2004 are $2.1 million recorded during the six fiscal months ended July 3, 2004.  As a result of restructuring activities initiated in 2004, we expect an annual increase in gross profit of approximately $23 million.

We recorded restructuring and severance costs for the years ended December 31, 2003, 2002 and 2001 of $28.5 million, $18.6 million, and $40.9 million, respectively.  We also recorded asset write-downs of $1.0 million, $12.4 million, and $21.0 million during the years ended December 31, 2003, 2002, and 2001, respectively.  We have realized, and expect to continue to realize, annual cost savings associated with the restructuring activities initiated in 2001, 2002, and 2003.

Other Income (Expense)

Interest expense for the quarter and six fiscal months ended July 2, 2005 decreased by $0.6 million and $1.4 million, respectively, versus the comparable prior year periods.  These decreases were primarily attributable to the repurchase of $102.1 million of our Liquid Yield Option™ Notes (“LYONs”) during the second quarter of 2004.  This repurchase, which was pursuant to the put option of the holders included in the indenture governing the LYONs, is expected to reduce interest expense by about $3 million annually.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	July 2, 2005	July 3, 2004	Change

Foreign exchange gain (loss)	$976	$2,258	$(1,282)
Interest income	3,272	2,076	1,196
Royalty income	746	—	746
Dividend income	—	80	(80)
Gain (loss) on disposal of property and equipment	2,440	(1,394)	3,834
Other	(92)	15	(107)

	$7,342	$3,035	$4,307

	Six fiscal months ended

	July 2, 2005	July 3, 2004	Change

Foreign exchange gain (loss)	$1,872	$2,126	$(254)
Interest income	6,106	3,465	2,641
Royalty income	1,432	—	1,432
Dividend income	168	182	(14)
Gain (loss) on disposal of property and equipment	2,463	(1,428)	3,891
Other	(357)	(320)	(37)

	$11,684	$4,025	$7,659

Minority Interest

Minority interest in earnings decreased $1.9 million and $2.1 million for the quarter and six fiscal months ended July 2, 2005, respectively, versus the comparable prior year periods.  The decrease is primarily attributable to the Vishay’s acquisition of the minority interest in Siliconix on May 12, 2005.  Additionally, Siliconix earnings for the year-to-date period through May 12, 2005 were lower than the comparable prior year period.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the second quarter and the six fiscal months ended July 2, 2005 was 10.0% and 16.9%, respectively, as compared to 28.5% and 28.5% for the comparable prior year periods.   For the quarter and six fiscal months ended July 2, 2005, income tax expense was impacted by a net one-time benefit of items totaling $3.7 million, principally consisting of a favorable settlement of certain tax issues with the Israeli government.  The effective tax rates for the quarter and six fiscal months ended July 2, 2005 reflect this net benefit, partially offset by the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.  The effective tax rates for current and prior year periods reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of temporary timing differences, that would result in the utilization of loss carryforwards for tax purposes.

We enjoy favorable tax rates on our operations in Israel.  Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.  The lower tax rates in Israel applicable to us ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied, although this was not the case for the years ended December 31, 2004, 2003, and 2002.  During the second quarter of 2005, we resolved certain tax matters with the Israeli government, resulting in a tax benefit of $4.6 million.  Including this benefit, the net impact of the tax rates in Israel was an increase in earnings of approximately $4.9 million for the six fiscal months ended July 2, 2005, compared to an increase in earnings of approximately $4 million for the six fiscal months ended July 3, 2004.

Financial Condition and Liquidity

Cash and cash equivalents were $577 million as of July 2, 2005, of which approximately $555 million was held by our non-U.S. subsidiaries.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  We continue to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.  At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Our financial condition at the end of the second quarter of 2005 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, compared to ratios of 3.4 to 1 at the end of the first quarter of 2005 and 3.3 to 1 at December 31, 2004.  The increase in this ratio is primarily due to the payment of various liabilities, including the payment of accrued restructuring costs at various locations.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.26 to 1 at the end of the second quarter of 2005, as compared to ratios of 0.28 to 1 at the end of the first quarter of 2005 and 0.27 to 1 at December 31, 2004.  The improvement in this ratio in the second quarter is primarily due to the decrease in debt after the repayment of amounts that were outstanding under the revolving credit facility, and due to the increase in equity due to the issuance of common stock to complete the acquisition of the Siliconix minority interest.

Cash provided by operating activities was $43.3 million for the six fiscal months ended July 2, 2005, as compared to $132.5 million for the six fiscal months ended July 3, 2004.  This decrease is primarily due to lower earnings and changes in working capital resulting from the payment of various accrued liabilities.

Net purchases of property and equipment for the six fiscal months ended July 2, 2005 were $53.1 million, as compared to $48.6 million in the comparable prior year period.  Our capital expenditures are projected to be approximately $140 million in 2005, principally to expand capacity in the Semiconductors businesses.  Purchase of businesses, net of cash acquired, of $18.4 million for the six fiscal months ended July 2, 2005 represents the cash paid to acquire SI Technologies and cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.  Purchase of businesses of $6.3 million for the six fiscal months ended July 3, 2004 represents payments made related to liabilities assumed from previous acquisitions.

Although our debt levels decreased during 2004 and the first half of 2005, our debt levels have significantly increased since 2000, primarily attributable to acquisition activity.

We maintain a secured revolving credit facility of $400 million, which expires in May 2007.  At the end of the second quarter of 2005, there were no amounts outstanding under the revolving credit facility, as compared to $25.7 million outstanding at the end of the first quarter of 2005 and $11.0 million outstanding at December 31, 2004. The amounts outstanding under the revolving credit facility at December 31, 2004 and at the end of the first quarter of 2005 include $11.0 million and $10.0 million, respectively, borrowed by our Asian subsidiary.  These amounts were fully repaid in the second quarter of 2005.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at July 2, 2005, as calculated pursuant to the terms of the credit facility, was $1,171 million, which is $255 million more than the minimum required under the related credit facility covenant.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the revolving credit facility.  Subsequent to the acquisition of the minority interest in Siliconix, Siliconix became a party to our revolving credit agreement.  Certain of Vishay’s other subsidiaries are also permitted to borrow under the revolving credit facility. Any borrowings of these subsidiaries under the credit facility are guaranteed by Vishay.

While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.  Acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.  Additionally, if the holders of our Liquid Yield Option™ Notes exercise their option to require Vishay to repurchase the notes at their accreted value on June 4, 2006, we expect to be able to utilize our revolving credit facility (or Vishay common stock) to finance the repurchase.  The accreted value of all currently outstanding LYONs would be approximately $138 million on June 4, 2006.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our financial position, results of operations or liquidity.

Safe Harbor Statement

Statements contained herein that relate to our future performance and outlook, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2005 or any other future period, including anticipated business improvements or continuing business trends, synergies and cost savings, other anticipated benefits of acquisition activity, and expected or perceived improvements in the economy and the electronic component industry generally, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; business and economic trends, generally or in the specific markets where we sell the bulk of our products; competitive pricing and other competitive pressures; changes in the pricing for new materials used by the Company, particularly tantalum and palladium; cancellation of a material portion of the orders in our backlog; difficulties in expansion, new product development, and/or integration of newly acquired businesses, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions and the cancellation or reduction of government grants, tax benefits or other incentives; currency exchange rate fluctuations; labor unrest or strikes; underutilization of plants and factories in high labor cost regions and capacity constraints in low labor cost regions; the availability of acquisition opportunities on terms considered reasonable to us; an inability to attract or retain highly qualified personnel; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the second quarter of 2005.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.  At the end of the second quarter of 2005, there were no amounts outstanding under the revolving credit facility, as compared to $25.7 million outstanding at the end of the first quarter of 2005 and $11.0 million outstanding at December 31, 2004.  On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the second quarter of 2005.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2005.

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

During the first quarter of 2005, management instituted interim measures to ensure the accuracy of reported financial results.  These interim measures were continued in the second quarter of 2005.  These interim measures included: (a) redirecting existing staff resources to focus on accounting for accruals, purchase commitments, fixed asset account reconciliations, and intercompany reconciliations among our wholly owned subsidiaries, which were areas that resulted in the audit adjustments that were identified and recorded as of December 31, 2004; (b) utilizing consultants and temporary employees in certain locations; and (c) requiring local management at all locations to perform enhanced analytical procedures and to report the results of those procedures to corporate management.  The results of these procedures were made available to our registered independent public accounting firm, Ernst & Young LLP.

These interim measures do not represent the ideal solution, and management is committed to taking the necessary steps to more permanently address and correct the identified weakness.  These additional steps include: (a) hiring additional internal audit personnel worldwide; (b) hiring additional financial managers in certain regions; (c) institutionalizing the analytical procedures performed by local management as part of the first and second quarter closes; (d) streamlining the Company’s complex subsidiary structure where possible; and (e) implementing a modified corporate financial consolidation software package.

Each of the initiatives to more permanently address and correct the identified weakness is presently in progress.  During the second quarter, the Company interviewed several candidates for various internal audit and financial manager positions which resulted in the hiring of additional full-time finance employees.  The acquisition of the minority interest in Siliconix during the second quarter, while largely a business decision, is also consistent with our goal to streamline the Company’s complex subsidiary structure.  Siliconix becoming a wholly-owned subsidiary will significantly reduce the amount of external financial reporting and cumbersome record-keeping of transactions with Vishay affiliates, which was necessary when Siliconix was a separate SEC registrant.  This allows for further redirection of existing staff resources to focus on other risk areas.

Management believes that the interim measures discussed above ensure that the financial data included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the second quarter of 2005, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

Except as described above, there were no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Siliconix Stockholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purports to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action seeks injunctive relief and unspecified damages.

On April 1, 2005, Vishay (i) demurred to the class action claim in the amended complaint, on the ground that plaintiffs lack standing to bring a direct claim, (ii) moved to strike some of the allegations in the derivative cause of action as barred by the applicable statutes of limitation, and (iii) moved to dismiss the complaint on the ground that plaintiffs failed to prosecute their claims in a timely manner. Also on April 1, 2005, defendant Ernst & Young moved to dismiss the claims against it and, in the alternative, for a stay of the litigation so that the causes of action asserted against Ernst & Young may first be arbitrated.  On June 10, 2005, Vishay and Ernst & Young separately demurred to the derivative claim on the ground that as a consequence of the merger of Siliconix with a subsidiary of Vishay, plaintiffs no longer had standing to pursue a derivative claim.  At a hearing on August 2, 2005, the Court sustained the parties’ demurrers to the direct and the derivative claims and granted plaintiffs leave to replead both claims.

Tender Offer Litigation

As further described in Note 2 to our consolidated condensed financial statements, on May 12, 2005, Vishay successfully completed a tender offer for shares of Siliconix not owned by Vishay.  Following the announcement in March 2005 of Vishay’s intention to make this tender offer, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs is pending court approval.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.

Stockholders Seeking Appraisal Rights

On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  In the merger, each share of Siliconix stock, other than those owned by Vishay and its subsidiaries, was converted into the right to receive 3.075 shares of Vishay common stock, subject to the rights of Siliconix’s remaining stockholders to seek appraisal under Delaware law.  The notification period to assert appraisal rights under Delaware law expired on June 10, 2005.  Holders representing approximately 158,000 Siliconix shares have validly communicated their intent to assert their appraisal rights under Delaware law.  Pending the outcome of the appraisal, Vishay may be required to pay these former Siliconix stockholders in cash, at which time the approximately 486,000 shares of Vishay common stock held in escrow for these former Siliconix stockholders would be cancelled.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                                        Not applicable

Item 3.     Defaults Upon Senior Securities

                                        Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on May 10, 2005.

(b)  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 8, 2005, and all such nominees were elected.

(c)  Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(1)  Election of the following individuals to hold office as Directors of the Company for terms of three years.

Total common stock voted was 138,214,890.

	For	Withheld

Eliyahu Hurvitz	125,850,240	12,364,650
Dr. Abraham Ludomirski	128,862,897	9,351,993
Mark I. Solomon	125,826,812	12,388,078

Total Class B common stock voted was 14,631,883.  Class B common stock voted in favor of each candidate was 14,631,881; Class B common stock voted to withhold election for each candidate was 2.

(2)  Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005. Total common stock voted was 135,310,711 in favor, 1,795,843 against, 1,108,336 abstentions, and 0 broker non-votes. Total Class B common stock voted was 14,595,635 in favor, 36,246 against, and 2 abstentions.

Each share of common stock is entitled to one vote and each share of Class B common stock is entitled to 10 votes on matters voted upon by stockholders.

Item 5.     Other Information

On August 4, 2005, the Board of Directors adopted amended and restated bylaws of the Company to align the wording of the bylaws with the wording of the Company’s certificate of incorporation.  The amended and restated bylaws are included as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits

3.2	Amended and Restated Bylaws of Registrant.

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

Date: August 9, 2005