Form 10-Q
period 2005-10-01
VISHAY INTERTECHNOLOGY INC
filed 2005-11-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

Yes ☒	No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 3, 2005 registrant had 169,437,452 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

OCTOBER 1, 2005

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 1, 2005	December 31, 2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$606,997	$632,700
Accounts receivable, net	348,809	351,710
Inventories:
Finished goods	156,177	155,195
Work in process	152,678	150,738
Raw materials	194,296	212,040
Deferred income taxes	41,271	43,786
Prepaid expenses and other current assets	112,105	136,251

Total current assets	1,612,333	1,682,420
Property and equipment, at cost:
Land	90,309	97,398
Buildings and improvements	396,796	428,829
Machinery and equipment	1,648,455	1,668,225
Construction in progress	66,344	75,974
Allowance for depreciation	(1,130,471)	(1,098,611)

	1,071,433	1,171,815
Goodwill	1,474,831	1,435,121
Other intangible assets, net	161,298	127,797
Other assets	249,134	221,437

Total assets	$4,569,029	$4,638,590

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 1, 2005	December 31, 2004

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$3,902	$3,727
Trade accounts payable	110,559	131,243
Payroll and related expenses	122,349	131,128
Other accrued expenses	189,124	218,257
Income taxes	26,188	29,631
Current portion of long-term debt	28	51

Total current liabilities	452,150	514,037
Long-term debt less current portion	744,084	752,145
Deferred income taxes	65,598	14,017
Deferred grant income	13,469	18,723
Other liabilities	158,208	236,591
Accrued pension and other postretirement costs	216,499	232,142
Minority interest	4,266	97,600
Stockholders’ equity:
Common stock	16,943	15,142
Class B common stock	1,468	1,468
Capital in excess of par value	2,225,705	2,028,253
Retained earnings	630,276	594,892
Unearned compensation	(116)	(152)
Accumulated other comprehensive income	40,479	133,732

Total stockholders’ equity	2,914,755	2,773,335

Total liabilities and stockholders’ equity	$4,569,029	$4,638,590

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	October 1, 2005	October 2, 2004

Net revenues	$566,077	$584,320
Cost of products sold	431,430	443,342
Gain on purchase commitments	(1,146)	—

Gross profit	135,793	140,978
Selling, general, and administrative expenses	94,174	95,879
Purchased in-process research and development	—	1,500
Restructuring and severance costs	3,924	4,997
Asset write-downs	4,682	—

Operating income	33,013	38,602
Other income (expense):
Interest expense	(8,170)	(8,224)
Other	3,442	4,415

	(4,728)	(3,809)

Earnings before taxes and minority interest	28,285	34,793
Income taxes	8,175	9,455
Minority interest	154	3,268

Net earnings	$19,956	$22,070

Basic earnings per share	$0.11	$0.13
Diluted earnings per share	$0.11	$0.13
Weighted average shares outstanding - basic	184,114	166,090
Weighted average shares outstanding - diluted	195,719	182,800

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Nine fiscal months ended

	October 1, 2005	October 2, 2004

Net revenues	$1,702,831	$1,871,940
Cost of products sold	1,315,718	1,402,327
Loss on purchase commitments	2,454	—

Gross profit	384,659	469,613
Selling, general, and administrative expenses	286,352	292,570
Purchased in-process research and development	9,201	1,500
Siliconix transaction-related expenses	3,751	—
Restructuring and severance costs	18,178	7,057
Asset write-downs	4,813	—

Operating income	62,364	168,486
Other income (expense):
Interest expense	(24,685)	(26,161)
Other	13,688	8,440

	(10,997)	(17,721)

Earnings before taxes and minority interest	51,367	150,765
Income taxes	12,065	42,495
Minority interest	3,918	9,116

Net earnings	$35,384	$99,154

Basic earnings per share	$0.20	$0.61
Diluted earnings per share	$0.20	$0.55
Weighted average shares outstanding - basic	175,439	162,919
Weighted average shares outstanding - diluted	187,099	203,997

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended

	October 1, 2005	October 2, 2004

Operating activities
Net earnings	$35,384	$99,154
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141,752	146,970
(Gain) loss on disposal of property and equipment	(1,564)	1,452
Purchased in-process research and development	9,201	1,500
Minority interest in net earnings of consolidated subsidiaries	3,918	9,116
Accretion of interest on convertible debentures	2,986	4,184
Purchase commitment liability	(28,221)	(25,130)
Inventory write-offs for obsolescence	19,869	24,697
Asset write-downs	4,813	—
Deferred grant income	(5,325)	(6,751)
Prepayment to Tower Semiconductor	—	(20,000)
Other	1,257	26,832
Changes in operating assets and liabilities, net of effects of businesses acquired	(67,719)	(65,078)

Net cash provided by operating activities	116,351	196,946
Investing activities
Purchases of property and equipment	(83,574)	(89,450)
Proceeds from sale of property and equipment	11,846	4,700
Purchase of software license	—	(4,500)
Purchase of businesses, net of cash acquired	(18,467)	(22,969)

Net cash used in investing activities	(90,195)	(112,219)
Financing activities
Proceeds from long-term debt	—	100
Principal payments on long-term debt	(8,736)	(3,395)
Net repayments on revolving credit lines	(11,000)	—
Net changes in short-term borrowings	(1,900)	(6,278)
Stock issuance costs	—	(194)
Proceeds from stock options exercised	137	9,025

Net cash used in financing activities	(21,499)	(742)
Effect of exchange rate changes on cash and cash equivalents	(30,360)	498

Net (decrease) increase in cash and cash equivalents	(25,703)	84,483
Cash and cash equivalents at beginning of period	632,700	555,540

Cash and cash equivalents at end of period	$606,997	$640,023

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the third quarter and nine fiscal months ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

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

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, Vishay began receiving royalties in the fourth quarter of 2004.  The Company expects royalty revenues to increase and continues to seek to expand its royalty streams.  The Company previously classified royalties as other income.  Beginning with the third quarter of 2005, royalties are now classified as revenue.  Previous periods have been reclassified to conform to the current financial statement presentation.  Royalty revenues during the third quarter of 2005 and the nine fiscal months ended October 1, 2005 were $1,564,000 and $3,002,000, respectively.  There were no royalty revenues for the comparable prior year periods.

Note 2 – Acquisitions

SI Technologies, Inc.

On April 28, 2005, the Company completed its acquisition of all of the outstanding capital stock of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.  The purchase price was $17,660,000 in cash, plus the assumption of $10,693,000 of SI Technologies debt, of which Vishay caused $8,665,000 to be repaid subsequent to closing.  The remaining outstanding amounts on the short-term revolving credit facility of SI Technologies’ European subsidiary were repaid during the third quarter of 2005.

On October 11, 2005, Vishay sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4,200,000, subject to adjustment for net working capital at the closing date.  The purchase price consisted of cash in the amount of $1,000,000, a promissory note of $500,000 due December 31, 2005, and a second promissory note of $2,700,000 payable in quarterly installments beginning in 2006.  Adjustments to the purchase price for net working capital at the closing date will be reflected in adjustments to the principal amount of the second promissory note.  No gain or loss will be recognized on the sale of AeroGo.  The net assets of AeroGo are presented as assets held-for-sale within “other assets” in the consolidated condensed balance sheet at October 1, 2005.

The results of operations of SI Technologies are included in the results of the Passive Components segment from April 28, 2005.  After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $12,441,000 related to this acquisition.  The goodwill has been allocated to the Measurements Group reporting unit.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

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

On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  In the merger, each share of Siliconix stock, other than those owned by Vishay and its subsidiaries, was converted into the right to receive 3.075 shares of Vishay common stock, subject to the right of Siliconix’s remaining stockholders to seek appraisal under Delaware law.  The exercise period for filing a petition asserting appraisal rights under Delaware law expired on September 14, 2005.  Although several holders notified the Company of their desire to exercise their appraisal rights, these holders either subsequently withdrew or otherwise did not validly assert those rights before the expiration date.

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

Related Litigation

Following the announcement of Vishay’s intention to make the tender offer for the remaining shares of Siliconix that Vishay did not already own, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs was approved by the court on October 25, 2005.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.   Vishay will seek formal dismissal of this action, as, in its opinion, the court approval of the settlement of the Delaware consolidated action makes the California action moot.

Siliconix Transaction-Related Expenses

Both Vishay and Siliconix incurred expenses associated with the defense of the stockholder litigation described above and the settlement of the Delaware action.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating to $3,751,000, are included in a separate line in the accompanying consolidated condensed statement of operations for the nine fiscal months ended October 1, 2005.

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

The acquisition of the Siliconix minority interest has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the cost to acquire the Siliconix minority interest in excess of its carrying value has been preliminarily allocated on a pro rata basis, as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

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

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of SI Technologies and the minority interest in Siliconix had occurred at the beginning of each period presented (in thousands, except pro forma earnings per share):

	Fiscal quarter ended	Nine fiscal months ended

	October 2, 2004	October 1, 2005	October 2, 2004

Pro forma net sales	$593,725	$1,715,733	$1,900,486
Pro forma net earnings	$24,717	$37,489	$106,186
Pro forma earnings per share - basic	$0.13	$0.20	$0.59
Pro forma earnings per share - diluted	$0.13	$0.20	$0.54

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

Subsequent Events

On October 24, 2005, Vishay signed a definitive agreement to acquire a manufacturer of foil resistors, subject to the satisfactory completion of due diligence by Vishay and other conditions customary for transactions of this type.

As contemplated by a letter of intent dated July 27, 2005, Vishay acquired the assets of CyOptics Israel, Ltd., the Israeli subsidiary of CyOptics, Inc., on October 27, 2005.

The total purchase price of these acquisitions is approximately $11,500,000.

Prior Year Acquisitions – Purchased In-Process Research and Development

During the third quarter of 2004, the Company made two acquisitions for a total purchase price of $12,700,000.  A charge of $1,500,000 was recorded in the third quarter of 2004, equal to the value of the purchased in-process research and development at the time of the acquisition.

Note 3 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Numerator:
Numerator for basic earnings per share - net earnings	$19,956	$22,070	$35,384	$99,154
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	683	1,121	2,034	13,498

Numerator for diluted earnings per share - adjusted net earnings	$20,639	$23,191	$37,418	$112,652

Denominator:
Denominator for basic earnings per share - weighted average shares	184,114	166,090	175,439	162,919
Effect of dilutive securities
Convertible and exchangeable notes	10,604	15,493	10,666	38,456
Employee stock options	925	1,149	918	2,204
Warrants	—	—	—	348
Other	76	68	76	70

Dilutive potential common shares	11,605	16,710	11,660	41,078

Denominator for diluted earnings per share - adjusted weighted average shares	195,719	182,800	187,099	203,997

Basic earnings per share	$0.11	$0.13	$0.20	$0.61

Diluted earnings per share	$0.11	$0.13	$0.20	$0.55

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	23,496	23,496	—
Exchangeable Unsecured Notes, due 2102	6,176	—	6,176	—
Weighted average employee stock options	6,046	5,723	6,242	2,684
Weighted average warrants	8,824	8,824	8,824	6,490

If the potential common shares related to the convertible and exchangeable notes were included in the computation, the related interest savings, net of tax, assuming conversion/exchange would be added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes due 2023 are only convertible upon the occurrence of certain events.  While none of these events have occurred as of October 1, 2005, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

By their terms, the Liquid Yield Option™ Notes (“LYONs”) were convertible into 3,809,000 shares of common stock at October 1, 2005 and October 2, 2004, respectively.  Subsequent to the Company’s decision in June 2004 to utilize stock to settle the holders’ put option included in the indenture governing the LYONs, the Company assumes all future put options will be settled in stock based on the settlement formula set forth in the indenture.

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

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.  The following table sets forth business segment information for the fiscal quarters and nine fiscal months ended October 1, 2005 and October 2, 2004, respectively (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net revenues:
Semiconductors
Product sales	$285,308	$293,622	$834,881	$934,169
Royalty revenues	1,564	—	2,971	—

Total Semiconductors	286,872	293,622	837,852	934,169

Passive Components
Product sales	279,205	290,698	864,948	937,771
Royalty revenues	—	—	31	—

Total Passive Components	279,205	290,698	864,979	937,771

	$566,077	$584,320	$1,702,831	$1,871,940

Segment operating income:
Semiconductors	$41,246	$41,465	$85,178	$135,645
Passive Components	5,982	12,031	35,704	65,848
Corporate	(6,755)	(8,397)	(20,121)	(24,450)
Purchased in-process research and development	—	(1,500)	(9,201)	(1,500)
Siliconix transaction-related expenses	—	—	(3,751)	—
Restructuring and severance costs	(3,924)	(4,997)	(18,178)	(7,057)
Asset write-offs	(4,682)	—	(4,813)	—
Gain (loss) on purchase commitments	1,146	—	(2,454)	—

Consolidated operating income	$33,013	$38,602	$62,364	$168,486

Restructuring and severance costs:
Semiconductors	$1,314	$403	$4,888	$1,591
Passive Components	2,610	4,594	13,290	5,466

	$3,924	$4,997	$18,178	$7,057

Asset write-offs:
Passive Components	$4,682	$—	$4,813	$—

	$4,682	$—	$4,813	$—

Note 5 – Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net earnings	$19,956	$22,070	$35,384	$99,154
Other comprehensive income (loss):
Foreign currency translation adjustment	2,843	20,480	(94,237)	7,990
Unrealized loss on available for sale securities	—	37	—	(29)
Pension liability adjustment	141	(96)	984	150

Total other comprehensive income (loss)	2,984	20,421	(93,253)	8,111

Comprehensive income (loss)	$22,940	$42,491	$(57,869)	$107,265

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

Third Quarter 2005

The Company recorded restructuring and severance costs of $3,924,000 for the third quarter of 2005.  Restructuring of European and Asian operations included $3,394,000 of employee termination costs covering 238 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  The remaining $339,000 of severance costs relates to termination costs of 33 technical, production, administrative, and support employees in the United States.  The Company also incurred $191,000 of other exit costs during the quarter.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $4,682,000 related to these restructuring programs during the third quarter of 2005.  These asset write-downs and write-offs are principally for buildings which were vacated as part of the restructuring programs.

Nine Fiscal Months Ended October 1, 2005

The Company recorded restructuring and severance costs of $18,178,000 during the nine fiscal months ended October 1, 2005.  Restructuring of European and Asian operations included $15,104,000 of employee termination costs covering 588 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  Included in employee termination costs is a pension settlement charge of $1,850,000 related to 125 employees in the Republic of China (Taiwan).  The remaining $2,661,000 of severance costs relates to termination costs of 136 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $413,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs of $4,813,000 related to these restructuring programs during the nine fiscal months ended October 1, 2005.  These asset write-downs and write-offs are principally for buildings which were vacated as part of the restructuring programs.

The following table summarizes activity to date related to restructuring programs initiated in 2005 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$17,765	$413	$18,178	724
Utilized	(14,083)	(345)	(14,428)	(648)
Foreign currency translation	(141)	—	(141)	—

Balance at October 1, 2005	$3,541	$68	$3,609	76

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

The following table summarizes activity to date related to restructuring programs initiated in 2004 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$43,080	$4,170	$47,250	864
Utilized	(22,579)	(1,315)	(23,894)	(637)
Foreign currency translation	931	—	931	—

Balance at December 31, 2004	21,432	2,855	24,287	227
Utilized	(14,307)	(2,532)	(16,839)	(226)
Foreign currency translation	(1,934)	(11)	(1,945)	—

Balance at October 1, 2005	$5,191	$312	$5,503	1

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

The effective tax rates for the nine fiscal month periods ended October 1, 2005 and October 2, 2004 reflect the Company’s expected tax rate on reported operating earnings before income tax and tax adjustments.

For the fiscal quarter ended October 1, 2005, income tax expense was impacted by the favorable completion of an audit of the Company’s consolidated U.S. tax returns for the years 2000 through 2002, and related carryback years, offset by the tax impact of repatriating $130,000,000 of earnings that had previously been expected to be reinvested outside of the United States indefinitely.  The repatriation allowed the Company to utilize a portion of its net operating loss carryforwards in the United States.  The net tax expense of these items was immaterial.

In addition to the third quarter 2005 tax items, income tax expense for the nine fiscal months ended October 1, 2005 was impacted by a net one-time benefit of items totaling $3,698,000, principally consisting of a favorable settlement of certain tax issues with the Israeli government.  The effective tax rate for the nine fiscal months ended October 1, 2005 reflects these net benefits, partially offset by the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses recorded in the second quarter of 2005.

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

The following is provided to comply with the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income, as reported	$19,956	$22,070	$35,384	$99,154
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	323	365
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(131)	(305)	(783)	(1,287)

Pro forma net income	$19,825	$21,765	$34,924	$98,232

Earnings per share:
Basic—as reported	$0.11	$0.13	$0.20	$0.61

Basic—pro forma	$0.11	$0.13	$0.20	$0.60

Diluted—as reported	$0.11	$0.13	$0.20	$0.55

Diluted—pro forma	$0.10	$0.13	$0.20	$0.55

On January 3, 2005, the Company granted 30,000 phantom stock units pursuant to employment agreements between the Company and six executives and recognized compensation expense of $435,000, the value of the underlying stock on the date of grant.  On May 12, 2004, the Company granted 30,000 phantom stock units pursuant to employment agreements between the Company and six executives and recognized compensation expense of $561,000, the value of the underlying stock on the date of grant.  The fair value of such grants pursuant to SFAS No. 123 is equal to the intrinsic value as determined pursuant to APB No. 25.

Note 9 –  Current Vulnerability Due to Certain Concentrations

The Company is a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors.  The Company is obligated under two contracts with Cabot Corporation to make purchases of tantalum through 2006.  The Company’s purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, the Company wrote down the carrying value of its tantalum inventory on-hand and recognized losses on future purchase commitments.  The liability for losses on purchase commitments is based on contractually obligated purchase prices, expected market prices and the mix of tantalum-grades expected to be purchased.  The mix of tantalum-grades to be purchased varies within a range specified by the contracts.  Changes in the Company’s mix of tantalum-grade purchases may result in additional gains or losses on its purchase commitments.  During the third quarter of 2005, the Company recorded gains resulting from adjustments to previously existing purchase commitments of $1,146,000.  For the nine fiscal months ended October 1, 2005, the Company recorded losses, net, on adjustments to these purchase commitments of $2,454,000.

Note 10 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2005 and 2004 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended October 1, 2005		Fiscal quarter ended October 2, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,072	$1,399	$992	$1,095
Interest cost	3,659	2,355	3,497	2,524
Expected return on plan assets	(4,792)	(253)	(3,935)	(267)
Amortization of prior service cost	376	18	373	17
Amortization of losses	921	336	816	319

Net periodic benefit cost	$1,236	$3,855	$1,743	$3,688

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended October 1, 2005 and October 2, 2004 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended October 1, 2005		Nine fiscal months ended October 2, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$3,216	$4,374	$2,976	$3,299
Interest cost	10,977	7,483	10,396	7,476
Expected return on plan assets	(14,376)	(825)	(11,805)	(801)
Amortization of prior service cost	1,129	54	613	51
Curtailments and settlements	—	1,850	—	—
Amortization of losses	2,763	1,101	2,448	957

Net periodic benefit cost	$3,709	$14,037	$4,628	$10,982

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $3 million to its U.S. pension plans and $9 million to its non-U.S. pension plans in 2005.  As of the end of the nine fiscal months ended October 1, 2005, approximately $4 million of contributions have been made.

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2005 and 2004 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended October 1, 2005		Fiscal quarter ended October 2, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$69	$128	$69	$122
Interest cost	323	98	369	94
Amortization of prior service cost	21	—	18	—
Amortization of transition obligation	48	—	48	—

Net periodic benefit cost	$461	$226	$504	$216

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended October 1, 2005 and October 2, 2004 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Nine fiscal months ended October 1, 2005		Nine fiscal months ended October 2, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$384	$398	$201	$368
Interest cost	969	305	1,105	282
Amortization of prior service cost	63	—	52	—
Amortization of transition obligation	144	—	144	—

Net periodic benefit cost	$1,560	$703	$1,502	$650

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, which the Company presently applies. SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.   Accordingly, Vishay will adopt this standard effective January 1, 2006.  Vishay will use the modified prospective application transition method.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”) that provides accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was signed into law in October 2004.   FSP No. 109-2 allows a company additional time to evaluate the effects of the Jobs Act on any plan for reinvestment or repatriation of foreign earnings, provided that appropriate disclosures are made.  At October 1, 2005, no provision had been made for U.S. federal and state income taxes on undistributed foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.   During the third quarter of 2005, the Company repatriated foreign earnings to provide additional  funding for its U.S. operations and to utilize a portion of its existing U.S. net operating loss carryforwards.  This repatriation was not subject to the Jobs Act.  While the Company continues to evaluate the impact of repatriation of earnings and cash pursuant to the Jobs Act, at the present time, the Company expects its remaining cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

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

Vishay operates in two segments, Semiconductors (formerly referred to as our “Active Components” segment) and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary, of which we completed the acquisition of the remaining 19.6% interest that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  The Passive Components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the Semiconductors business. Since the acquisition of BCcomponents in December 2002, revenues from our Semiconductors and Passive Components segments have been essentially split evenly.

Net revenues for the third quarter of 2005 were $566.1 million, a 3.1% decrease compared to net revenues of $584.3 million for the third quarter of 2004.  Net revenues for the third quarter of 2005 include royalty revenues of $1.6 million, versus zero in the comparable prior year period.  Net earnings for the third quarter of 2005 were $20.0 million, or $0.11 per diluted share, compared to net earnings of $22.1 million, or $0.13 per diluted share, for the third quarter of 2004.  Net earnings for the third quarter of 2005 were impacted by restructuring and severance costs of $3.9 million, and by asset write-downs of $4.7 million, partially offset by gains resulting from adjustments to previously existing purchase commitments of $1.1 million.  These items and their tax related consequences had a negative $0.03 effect on earnings per share.  Net earnings for the third quarter of 2004 were impacted by restructuring and severance costs of $5.0 million and a write-off of purchased in-process research and development of $1.5 million, partially offset by a favorable settlement of a note receivable of $3.1 million.  These items and their tax related consequences had a negative $0.01 effect on earnings per share for the third quarter of 2004.

Net revenues for the nine fiscal months ended October 1, 2005 were $1,702.8 million, a 9.0% decrease as compared to product sales of $1,871.9 million for the comparable prior year period.  Net revenues for the nine fiscal months ended October 1, 2005 include royalty revenues of $3.0 million, versus zero in the comparable prior year period. Net earnings for the nine fiscal months ended October 1, 2005 were $35.4 million, or $0.20 per diluted share, compared to net earnings of $99.2 million, or $0.55 per diluted share, for the comparable prior year period.  Net earnings for the nine fiscal months ended October 1, 2005 were impacted by restructuring and severance costs of $18.2 million, by asset write-downs of $4.8 million, by charges for purchased in-process research and development of $9.2 million, by Siliconix transaction-related expenses of $3.8 million, and by a net loss resulting from adjustments to previously existing purchase commitments of $2.5 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the nine fiscal months ended October 1, 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling during the second quarter of 2005. These items and their tax related consequences had a negative $0.13 effect on earnings per share.  Net earnings for the nine fiscal months ended October 2, 2004 were impacted by restructuring and severance costs of $7.1 million and a write-off of purchased in-process research and development of $1.5 million, partially offset by a favorable settlement of a note receivable of $3.1 million.  These items and their tax related consequences had a negative $0.02 effect on earnings per share for the third quarter of 2004.

The lower order rate in the second quarter of 2005 resulted in a sequential decline in sales in the third quarter of 2005.  However, the business climate remained friendly during the quarter, with an increase in orders and backlog that is expected to impact fourth quarter 2005 sales.  The increase in orders is principally attributable to distributors in general, and Asian customers specifically.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of net revenues.  Gross profit is generally net revenues less cost of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs.  Gross profit margin is clearly a function of net revenues, but also reflects our cost cutting programs and our ability to contain fixed costs.

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

The quarter-to-quarter trends in these financial metrics can be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third quarter of 2004 through the third quarter of 2005 (dollars in thousands):

	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005

Net revenues (1)	$584,320	$542,714	$554,366	$582,388	$566,077
Gross profit margin (2)	24.1%	15.9%	21.1%	22.7%	24.0%
End-of-period backlog	$473,900	$439,900	$464,400	$451,300	$490,100
Book-to-bill ratio	0.84	0.90	1.06	0.99	1.07
Inventory turnover	3.22	3.27	3.12	3.20	3.07
Change in ASP vs. prior quarter	-0.4%	-2.4%	-1.4%	-1.4%	-0.6%

(1) Net revenues include royalty revenues of $0, $1.1 million, $0.7 million, $0.7 million, and $1.6 million for the third quarter 2004, fourth quarter 2004, first quarter 2005, second quarter 2005 and third quarter 2005, respectively.

(2) Gross profit margin includes the impact of inventory write-downs, and gain (loss) on purchase commitments during the fourth quarter of 2004 and the first, second and third quarters of 2005.

While economic conditions are not as favorable as the business environment experienced during the first half of 2004, the relatively friendly worldwide business climate for the electronics industry continued into the third quarter of 2005.  Orders steadily improved over the course of the third quarter, partially impacted by seasonal effects.  The somewhat weaker order rate in the second quarter of 2005, however, led to a sequential decrease in net revenues.  Overall, the book-to-bill ratio increased to 1.07, principally as a result of orders from distributors.  Orders from distributors increased 10% sequentially, resulting in a book-to-bill ratio for these customers of 1.05.  Orders from original equipment manufacturers increased 2%, resulting in an increase of the book-to-bill ratio for these customers to 1.08 from 0.97 in the second quarter of 2005.  We continue to experience pressure on selling prices, although the price decline slowed further on a sequential basis.  As expected, pricing pressures were most significant on commodity products.  Vishay continues to concentrate on less price-sensitive products and markets, where pricing pressures seem to have eased in general with demand increasing.  We believe pricing will be moderately lower through the remainder of 2005.

Capacity Utilization

Capacity utilization is a reflection of product demand trends.

Capacity utilization was relatively stable during the third quarter of 2005 compared to the first half of 2005.  Our resistor lines were operating at an average of 80% to 90% of capacity, approximately the same as the first half of 2005, and improved compared to an average of 60% to 70% in the third quarter of 2004.  Capacity utilization for our capacitor lines improved to approximately 60% to 80% during the third quarter of 2005, compared to 50% to 60% utilization rates achieved in the first half of 2005 and third quarter of 2004.

We continue to operate near full capacity in most of our front-end Semiconductors segment facilities.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have in the past included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our back-end operations.  We have made significant investments in expanding capacity in our Semiconductors facilities.  Some of this additional capacity has come on line, and it will ramp up in future quarters.  We have begun a project to add 8-inch silicon wafer manufacturing capabilities at the fabrication facility in Itzehoe, Germany by the end of 2005.  This project is expected to alleviate capacity constraints for high-cell-density wafers and reduce costs.  We expect to be eligible to receive the benefits of grants from the government of the German state of Schleswig Holstein related to these additional investments at the Itzehoe facility.  Except for any grant monies received, the capital expenditures required to support our expansion program are expected to be funded by cash flows from operations.  See “Financial Condition and Liquidity” below.

In 2004, we signed a definitive long-term foundry agreement for the purchase of semiconductor wafers to be manufactured by Tower Semiconductor.   Pursuant to the agreement, we advanced $20 million to Tower in the third quarter of 2004, to be used by Tower for the purchase of additional equipment to satisfy our orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost over the term of the agreement. Tower has begun to ship wafers pursuant to this contract.   The contract provides for a gradual increase in quantities over the initial three years of the agreement.  The present shipments are on schedule with the ramp-up contemplated in the agreement.

Acquisition Activity

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of semiconductors and electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  We also seek to explore opportunities with privately held developers of semiconductors and electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.  During the second quarter of 2005, we completed two acquisitions.

On April 28, 2005, we completed the acquisition of all of the outstanding capital stock of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.  The purchase price was $17.7 million in cash, plus the assumption of $10.7 million of SI Technologies debt, of which we caused $8.7 million to be repaid subsequent to closing.  The remaining outstanding amounts on the short-term revolving credit facility of SI Technologies’ European subsidiary were repaid during the third quarter of 2005.

On October 11, 2005, we sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4.2 million, subject to adjustment for net working capital at the closing date.  The purchase price was paid in cash of $1.0 million and two promissory notes.  No gain or loss will be recognized on the sale of AeroGo.  The net assets of AeroGo are presented as assets held-for-sale within “other assets” in the consolidated condensed balance sheet at October 1, 2005.

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

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in our consolidated financial statements prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and the consolidated balance sheets.

Following the announcement of our intention to make the tender offer for the remaining shares of Siliconix that we did not already own, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs was approved by the court on October 25, 2005.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.   We will seek formal dismissal of this action, as, in our opinion, the court approval of the settlement of the Delaware consolidated action makes the California action moot.

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

The nine fiscal months ended October 2, 2004 includes a similar charge of $1.5 million for in-process research and development associated with the RFWaves acquisition.

We are presently evaluating some smaller acquisition targets to enhance new product development, round out our product lines, or grow our high margin niche market businesses.  On October 24, 2005, Vishay signed a definitive agreement to acquire a manufacturer of foil resistors, subject to the satisfactory completion of due diligence by Vishay and other conditions customary for transactions of this type.  As contemplated by a letter of intent dated July 27, 2005, Vishay acquired the assets of CyOptics Israel, Ltd., the Israeli subsidiary of CyOptics, Inc., on October 27, 2005.  The aggregate purchase price of these two niche acquisitions is approximately $11.5 million.

We are also continuing our exploration of opportunities to acquire a larger target in order to gain market share and more effectively penetrate many geographic markets.

Segments

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2004 through the third quarter of 2005 (dollars in thousands):

	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005

Semiconductors
Net revenues (1)	$293,622	$269,925	$267,927	$283,053	$286,872
Book-to-bill ratio	0.79	0.86	1.01	1.00	1.09
Gross profit margin	27.8%	22.4%	22.5%	23.5%	26.0%
Passive Components
Net revenues (2)	$290,698	$272,789	$286,439	$299,335	$279,205
Book-to-bill ratio	0.89	0.94	1.10	0.98	1.04
Gross profit margin (3)	20.4%	9.5%	19.7%	21.8%	21.9%

(1) Net revenues for the Semiconductors segment include royalty revenues of $0, $0.5 million, $0.7 million, $0.7 million and $1.6 million for the third quarter 2004, fourth quarter 2004, first quarter 2005, second quarter 2005 and third quarter 2005, respectively.

(2) Net revenues for the Passive Components segment include royalty revenues of $0.6 million for the fourth quarter of 2004 and an immaterial amount in the second quarter of 2005.

(3) Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and gain (loss) on purchase commitments during the fourth quarter of 2004 and the first, second, and third quarters of 2005.

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as Israel, Mexico, the People’s Republic of China and Eastern Europe. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 72.5% at the end of the third quarter of 2005, as compared to 72.2% at the end of the second quarter of 2005, 71.8% at the end of the first quarter of 2005 and the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  We expect this percentage to be 73% by the end of 2005.  Our long-term target is to have between 75% and 80% of our total headcount in lower-labor-cost countries.

The restructuring plans we initiated in 2004 are expected to generate approximately $23 million of annual cost savings.  Furthermore, we are implementing an aggressive program in 2005 to reduce our annual fixed costs by an additional $50 million.  We achieved approximately $36 million of savings in the nine fiscal months ended October 1, 2005 as a result of our restructuring and other cost savings efforts.  Our restructuring plans for 2005 are outlined in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2004.  All of these plans are currently on or ahead of schedule.  In April of 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will generate additional annual cost savings of $40 million primarily beginning in 2006, although we expect up to $2 million of these savings to be realized in the fourth quarter of 2005.  These plans are expected to include a combination of production transfers, plant closures, and overhead streamlining.

During the nine fiscal months ended October 1, 2005, we completed the closure of our Colmar, France small signal diode facility.  The integration of the operations of Vishay MIC Technologies, acquired in September 2004, into our existing Electro-Films facility was finalized ahead of plan during the second quarter of 2005.  The Pearl River, New York facility acquired in the MIC Technologies acquisition is presently being marketed for sale.  Also during the second quarter of 2005, we shipped our first thin film chips from Israel, a key milestone in the planned production transfer of this product line from Germany.  Our run-rate at this new facility is expanding rapidly.  We also continued our transfer of power diode production from the Republic of China (Taiwan) to the People’s Republic of China, which we have substantially completed as of the end of the third quarter, although a few product qualifications are still pending.  We also closed the Sanford, Maine tantalum capacitor manufacturing facility.  Additionally, we acquired SI Technologies in April 2005, and will integrate SI Technologies into our existing businesses, including consolidating the Tustin, California facility and our existing transducer and strain gage facility in Covina, California.  We expect substantial synergies from the integration of the SI Technologies business, which we expect to further enhance the profitability of our Measurements Group.

During the third quarter of 2005, we announced the transfer of linear resistors finishing operations from Evere, Belgium to Danshui, China, and announced that we plan to close our Swindon, UK variable resistors facility and transfer production to the Czech Republic.  These programs are expected to generate approximately $4 million of annualized savings, starting in mid-2006.  These programs are part of the additional programs contemplated in April 2005 which are expected to generate $40 million in annual savings.  We also will begin a second phase of moving tantalum capacitor finishing operations to the People’s Republic of China in January 2006.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Income statement captions as a percentage of net revenues, and the effective tax rates, were as follows:

	Fiscal quarter ended		Nine fiscal months ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Cost of products sold	76.2%	75.9%	77.3%	74.9%
Gross profit	24.0%	24.1%	22.6%	25.1%
Selling, general & administrative expenses	16.6%	16.4%	16.8%	15.6%
Operating income	5.8%	6.6%	3.7%	9.0%
Earnings before taxes & minority interest	5.0%	6.0%	3.0%	8.1%
Net earnings	3.5%	3.8%	2.1%	5.3%
Effective tax rate	28.9%	27.2%	23.5%	28.2%

Net Revenues

Net revenues for the quarter and nine fiscal months ended October 1, 2005 were $18.2 million and $169.1 million less than net revenues for the respective comparable prior year periods.  Net revenues for the third quarter of 2005 include royalty revenues of $1.6 million, versus zero in the comparable prior year period.  The decrease in net product sales for the nine fiscal months ended October 1, 2005 compared to the nine fiscal months ended October 2, 2004 is primarily attributable to the comparatively depressed market conditions experienced in the first half of 2005 versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  The first half of 2004 was also favorably impacted by distributors building inventory.  The decrease in net product sales for the third quarter of 2005 is primarily attributable to lower average selling prices compared to the third quarter of 2004.  For the third quarter of 2005, unit sales volume increased by 2.6% and average selling prices decreased by 5.5% compared to the third quarter of 2004.  For the nine fiscal months ended October 1, 2005, unit sales volume decreased by 5.8% and average selling prices decreased by 4.7% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the nine fiscal months ended October 1, 2005 versus the comparable prior year period had the result of increasing reported revenues by $18 million.  Sequentially from the second quarter of 2005, foreign exchange rates decreased reported net revenues by $6 million.  Foreign exchange rates had a negligible effect on the third quarter of 2005 when compared to the prior year quarter.

Sales to each of our end-use markets during the nine fiscal months ended October 1, 2005 were less than sales for the comparable prior year period, although market conditions in many end-use market segments have improved in 2005 as compared to the second half of 2004.  For example, the industrial market continued to be strong worldwide.  The automotive market continued to be strong in Europe and Japan, although results for U.S. automotive customers were disappointing.  Growth in the laptop and PC market, driven by technical progress, resulted in improvements in the second quarter of 2005, ahead of a substantial seasonal upturn noticed in the third quarter of 2005.   The worldwide move to 3G mobile phones increased sales of our products for end-uses in the telecommunications sector during 2005, principally in the first and third quarters.  During 2005, sales of products for use in consumer products were relatively strong in the U.S., and improved in Asia, although they remained weak in Europe.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $40 million and $43 million for the nine fiscal month periods ended October 1, 2005 and October 2, 2004, respectively, or 2.3% and 2.2% of gross revenues, respectively.  Actual credits issued under the programs for the nine fiscal month periods ended October 1, 2005 and October 2, 2004 were approximately $41 million and $41 million, respectively.  The increase in the incentives as a percentage of revenues in 2005 as compared to the comparable prior year period is indicative of the less favorable business climate affecting our distributors and the electronic component industry as compared to the prior year, particularly the very strong first half of 2004.

Gross Profit and Margins

Cost of products sold as a percentage of net revenues for the quarter and nine fiscal months ended October 1, 2005 was 76.2% and 77.3%, respectively, as compared to 75.9% and 74.9% for the respective comparable prior year periods.  Gross profit as a percentage of net revenues for the quarter and nine fiscal months ended October 1, 2005 was 24.0% and 22.6% respectively, as compared to 24.1% and 25.1% for the respective comparable prior year periods.  Gross profit margins for 2005 reflect lower average selling prices, partially offset by the impact of our cost reduction programs.  Gross profit margins for the quarter and nine fiscal months ended October 1, 2005 also reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.1 million for the third quarter of 2005 and a net loss of $2.5 million for the nine fiscal months ended October 1, 2005.

Segments

Discussion and analysis of net revenues and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

Net revenues of the Semiconductors segment for the third quarter of 2005 were $286.9 million, as compared to $293.6 million during the third quarter of 2004, a decrease of 2.3%.   Net revenues of the Semiconductors segment for the nine fiscal months ended October 1, 2005 were $837.9 million, as compared to $934.2 million during the third quarter of 2004, a decrease of 10.3%.  The decrease in net product sales for the nine fiscal months ended October 1, 2005 compared to the nine fiscal months ended October 2, 2004 is primarily attributable to the comparatively depressed market conditions experienced in the first half of 2005, versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  The first half of 2004 was also favorably impacted by distributors building inventory.  The decrease in net product sales for the third quarter of 2005 is primarily attributable to lower average selling prices compared to the third quarter of 2004.  For the third quarter of 2005, unit sales volume increased by 6.9% and average selling prices decreased by 7.9% compared to the third quarter of 2004.  For the nine fiscal months ended October 1, 2005, unit sales volume decreased by 5.0% and average selling prices decreased by 6.6% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the nine fiscal months ended October 1, 2005 versus the comparable prior year period had the result of increasing reported net revenues by $7 million.  Foreign exchange rates had a negligible effect on the third quarter of 2005 when compared to the prior year quarter.

Gross profit as a percentage of net revenues for the quarter and nine fiscal months ended October 1, 2005 was 26.0% and 24.0%, respectively, as compared to 27.8% and 28.1% for the respective comparable prior year periods, principally due to the significant decline in average selling prices during the current year periods.  For the nine fiscal months ended October 1, 2005, the decrease is also attributable to lower sales volume.

In general, sales in the Semiconductors segment continued to suffer during the first half of 2005, a result of low backlogs at December 31, 2004 and intense competition in some sectors of the market.  Orders began to increase in March, especially from Asia, and further accelerated during the third quarter of 2005.

Passive Components

Net revenues of the Passive Components segment for the third quarter of 2005 were $279.2 million, as compared to $290.7 million during the third quarter of 2004, a decrease of 4.0%.   Net revenues of the Passive Components segment for the nine fiscal months ended October 1, 2005 were $865.0 million, versus $937.8 million during the comparable prior year period, a decrease of 7.8%. The acquisition of SI Technologies on April 28, 2005 contributed $9 million and $15 million to revenues for the third quarter and nine fiscal months ended October 1, 2005, respectively.  The decrease in net revenues for the third quarter and nine fiscal months ended October 1, 2005 versus the comparable prior year periods is attributable to the comparably depressed market conditions experienced in 2005 versus the comparably favorable worldwide macroeconomic factors in 2004, particularly a very strong first half of 2004.  For the third quarter of 2005, unit sales volume decreased by 1.7% and average selling prices decreased by 2.7% compared to the third quarter of 2004.  For the nine fiscal months ended October 1, 2005, unit sales volume decreased by 6.5% and average selling prices decreased by 2.8% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the nine fiscal months ended October 1, 2005 versus the comparable prior year period had the result of increasing reported net revenues by $11 million.  Foreign exchange rates had a negligible effect on the third quarter of 2005 when compared to the prior year quarter.

Gross profit as a percentage of net revenues for the quarter and nine fiscal months ended October 1, 2005 was 21.9% and 21.2%, respectively, as compared to 20.4% and 22.1% for the respective comparable prior year periods, reflecting lower volume and lower average selling prices during the current year periods.  Gross profit margins for the quarter and nine fiscal months ended October 1, 2005 also reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.1 million for the third quarter of 2005 and a net loss of $2.5 million for the nine fiscal months ended October 1, 2005.

Several significant cost reduction programs have been initiated in all Passive Components product lines, including combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

While revenues for the Passive Components business for the third quarter and nine fiscal months ended October 1, 2005 were significantly less than for the comparable prior year periods, our Passive Components products saw significant improvement in orders in 2005 versus the second half of 2004.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the quarter and nine fiscal months ended October 1, 2005 were 16.6% and 16.8% of net revenues as compared to 16.4% and 15.6% for the comparable prior year periods.   The increase in this percentage is largely attributable to a decrease in product sales, as SG&A expenses for the quarter and nine fiscal months ended October 1, 2005 decreased by $1.7 million and $6.2 million, respectively, versus the comparable prior year periods.  The Company’s cost reduction initiatives referred to above also target SG&A costs.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above, in Note 4 to our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, and in Note 6 to our consolidated condensed financial statements for the third quarter of 2005 included in this Form 10-Q.

We continued our restructuring activities during the nine fiscal months ended October 1, 2005, recording restructuring and severance costs of $18.2 million, and recording related asset write-downs of $4.8 million.  Our restructuring programs initiated in 2005 are part of a plan to reduce annual fixed costs by approximately $50 million.  We are also investigating other cost savings initiatives to generate an additional $40 million in annual cost savings.

During the year ended December 31, 2004, we recorded restructuring and severance costs of $47.3 million and asset write-downs of $27.3 million.  The largest component of our 2004 restructuring costs relate to our decision to close our Colmar, France small-signal diode assembly facility and transfer production to other Vishay facilities.  During the fourth quarter of 2004, we recorded restructuring and severance costs of $26.2 million related to this closure.   Of the $47.3 million restructuring and severance costs recorded in 2004, approximately $43.1 million relates to workforce reduction expenses, and approximately $4.2 million relates to other exit costs.  The asset write-downs are related to plant closures and the decision not to utilize certain equipment in other locations.  Included in these amounts of restructuring and severance costs for the year ended December 31, 2004 are $7.1 million recorded during the nine fiscal months ended October 2, 2004.  As a result of restructuring activities initiated in 2004, we expect an annual increase in gross profit of approximately $23 million.

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

Other Income (Expense)

Interest expense for the quarter and nine fiscal months ended October 1, 2005 decreased by a negligible amount and $1.5 million, respectively, versus the comparable prior year periods.  The decrease in the year-to-date period is primarily attributable to the repurchase of $102.1 million of our Liquid Yield Option™ Notes (“LYONs”) during the second quarter of 2004.  This repurchase, which was pursuant to the put option of the holders included in the indenture governing the LYONs, is expected to reduce interest expense by about $3 million annually.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	October 1, 2005	October 2, 2004	Change

Foreign exchange gain (loss)	$660	$(740)	$1,400
Interest income	3,243	2,039	1,204
Dividend income	167	—	167
Gain (loss) on disposal of property and equipment	(899)	(24)	(875)
Other	271	40	231
Favorable settlement of note receivable	—	3,100	(3,100)

	$3,442	$4,415	$(973)

	Nine fiscal months ended

	October 1, 2005	October 2, 2004	Change

Foreign exchange gain (loss)	$2,532	$1,386	$1,146
Interest income	9,349	5,504	3,845
Dividend income	335	182	153
Gain (loss) on disposal of property and equipment	1,564	(1,452)	3,016
Other	(92)	(280)	188
Favorable settlement of note receivable	—	3,100	(3,100)

	$13,688	$8,440	$5,248

Minority Interest

Minority interest in earnings decreased $3.1 million and $5.2 million for the quarter and nine fiscal months ended October 1, 2005, respectively, versus the comparable prior year periods.  The decrease is primarily attributable to our acquisition of the minority interest in Siliconix on May 12, 2005.  Additionally, Siliconix earnings for the year-to-date period through May 12, 2005 were lower than for the comparable prior year period.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the third quarter and the nine fiscal months ended October 1, 2005 was 28.9% and 23.5%, respectively, as compared to 27.2% and 28.2% for the comparable prior year periods.   For the nine fiscal months ended October 1, 2005, income tax expense was impacted by a net one-time benefit of items totaling $3.7 million, principally consisting of a favorable settlement of certain tax issues with the Israeli government.  The effective tax rates for the nine fiscal months ended October 1, 2005 reflect this net benefit, partially offset by the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.  The effective tax rates for current and prior year periods reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of temporary timing differences, that would result in the utilization of loss carryforwards for tax purposes.

For the fiscal quarter ended October 1, 2005, income tax expense was impacted by the favorable completion of an audit of our consolidated U.S. tax returns for the years 2000 through 2002, and related carryback years, offset by the tax impact of repatriating $130 million of earnings that had previously been expected to be reinvested outside of the United States indefinitely.  The repatriation allowed us to utilize a portion of our net operating loss carryforwards in the United States.  The net tax expense of these items was immaterial.

We enjoy favorable tax rates on our operations in Israel.  Such rates are applied to specific approved projects and are normally available for a period of ten or fifteen years.  The lower applicable tax rates in Israel ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied, although this was not the case for the years ended December 31, 2004, 2003, and 2002.  During the second quarter of 2005, we resolved certain tax matters with the Israeli government, resulting in a tax benefit of $4.6 million.  Including this benefit, the net impact of the tax rates in Israel was an increase in earnings of approximately $5.5 million for the nine fiscal months ended October 1, 2005, compared to an increase in earnings of approximately $4 million for the nine fiscal months ended October 2, 2004.

Financial Condition and Liquidity

Cash and cash equivalents were $607 million as of October 1, 2005, of which approximately $408 million (67%) was held by our non-U.S. subsidiaries.  This compares to approximately 96% of our cash held by non-U.S. subsidiaries at July 2, 2005.  During the third quarter of 2005, we repatriated approximately $130 million of earnings generated by our non-U.S. subsidiaries.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  This repatriation was not subject to the American Jobs Creation Act of 2004.  While we continue to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, at the present time, we expect our remaining cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Our financial condition at the end of the third quarter of 2005 continued to be strong, with a current ratio (current assets to current liabilities) of 3.6 to 1, compared to ratios of 3.4 to 1 at the end of the second quarter of 2005 and 3.3 to 1 at December 31, 2004.  The increase in this ratio is primarily due to the payment of various liabilities, including the payment of accrued restructuring costs at various locations.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.26 to 1 at the end of the third quarter of 2005, as compared to ratios of 0.26 to 1 at the end of the second quarter of 2005 and 0.27 to 1 at December 31, 2004.  The improvement in this ratio during 2005 is primarily due to the decrease in debt after the repayment of amounts that were outstanding under our revolving credit facility, and due to an increase in equity due to the issuance of common stock to complete the acquisition of the Siliconix minority interest.

Cash provided by operating activities was $116.4 million for the nine fiscal months ended October 1, 2005, as compared to $196.9 million for the nine fiscal months ended October 2, 2004.  This decrease is primarily due to lower earnings.

Net purchases of property and equipment for the nine fiscal months ended October 1, 2005 were $83.6 million, as compared to $89.5 million in the comparable prior year period.  Our capital expenditures are projected to be approximately $140 million in 2005, principally to expand capacity in the Semiconductors businesses.  Purchase of businesses, net of cash acquired, of $18.5 million for the nine fiscal months ended October 1, 2005 represents the cash paid to acquire SI Technologies and cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.  Purchase of businesses, net of cash acquired, of $23.0 million for the nine fiscal months ended October 2, 2004 represents cash payments for the acquisition of the assets of RFWaves and Aeroflex Pearl River, Inc. (renamed Vishay MIC Technology), and payments made related to liabilities assumed from previous acquisitions.

Although our debt levels decreased during 2004 and 2005, our debt levels have significantly increased since 2000, primarily attributable to acquisition activity.

We maintain a secured revolving credit facility of $400 million, which expires in May 2007.  At the end of the third quarter of 2005, there were no amounts outstanding under the revolving credit facility, as compared to $11.0 million outstanding at December 31, 2004. The amounts outstanding under the revolving credit facility at December 31, 2004 represented $11.0 million borrowed by our Asian subsidiary.  These amounts were fully repaid in the second quarter of 2005.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at October 1, 2005, as calculated pursuant to the terms of the credit facility, was $1,191 million, which is $265 million more than the minimum required under the related credit facility covenant.

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

While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.  Acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.  Additionally, if the holders of the LYONs exercise their option to require Vishay to repurchase the notes at their accreted value on June 4, 2006, we expect to be able to utilize our revolving credit facility (or Vishay common stock) to finance the repurchase.  The accreted value of all currently outstanding LYONs would be approximately $138 million on June 4, 2006.

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which we presently apply.  SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.   Accordingly, Vishay will adopt this standard effective January 1, 2006.  Vishay will use the modified prospective application transition method.  The adoption of this standard is not expected to have a material effect on our financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard did not have a material effect on our financial position, results of operations or liquidity.

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

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the third quarter of 2005.

We are exposed to changes in U.S. dollar LIBOR interest rates on borrowings under our floating rate revolving credit facility.  At the end of the third quarter of 2005, there were no amounts outstanding under the revolving credit facility, as compared to $11.0 million outstanding at December 31, 2004.  On a selective basis, from time to time, we enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.    No such instruments were outstanding during the third quarter of 2005.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2005.

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

During the first quarter of 2005, management instituted interim measures to ensure the accuracy of reported financial results.  These interim measures were continued in the second and third quarters of 2005.  These interim measures included: (a) redirecting existing staff resources to focus on accounting for accruals, purchase commitments, fixed asset account reconciliations, and intercompany reconciliations among our wholly owned subsidiaries, which were areas that resulted in the audit adjustments that were identified and recorded as of December 31, 2004; (b) utilizing consultants and temporary employees in certain locations; and (c) requiring local management at all locations to perform enhanced analytical procedures and to report the results of those procedures to corporate management.  The results of these procedures were made available to our registered independent public accounting firm, Ernst & Young LLP.

These interim measures do not represent the ideal solution, and management is committed to taking the necessary steps to more permanently address and correct the identified weakness.  These additional steps include: (a) hiring additional internal audit personnel worldwide; (b) hiring additional financial managers in certain regions; (c) institutionalizing the analytical procedures performed by local management as part of the first, second, and third quarter closes; (d) streamlining the Company’s complex subsidiary structure where possible; and (e) implementing a modified corporate financial consolidation software package.

During the third quarter of 2005, the Company implemented a modified corporate financial consolidation software package.    This software package is used principally to collect and summarize financial data submitted by the Company’s various subsidiaries.  This software package has been used for several years in the Company’s operations, although not for the purpose of the preparation of the consolidated financial statements.  This software package streamlines the reporting process from our various subsidiaries and reduces the amount of manual input and intervention necessary to prepare the consolidated financial statements.

Each of the other initiatives to more permanently address and correct the identified weakness is presently in progress.  During the second and third quarters of 2005, the Company interviewed several candidates for various internal audit and financial manager positions which resulted in the hiring of additional full-time finance employees.  The acquisition of the minority interest in Siliconix during the second quarter, while largely a business decision, is also consistent with our goal to streamline the Company’s complex subsidiary structure.  Siliconix becoming a wholly-owned subsidiary significantly reduced the amount of external financial reporting which was necessary when Siliconix was a separate SEC registrant.  This allows for further redirection of existing staff resources to focus on other risk areas.

Management believes that the interim measures discussed above ensure that the financial data included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the third quarter of 2005, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and CFO, in a timely fashion.

Except as described above, there were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tender Offer Litigation

As further described in Note 2 to our consolidated condensed financial statements, on May 12, 2005, Vishay successfully completed a tender offer for shares of Siliconix not owned by Vishay.  Following the announcement of Vishay’s intention to make the tender offer for the remaining shares of Siliconix that Vishay did not already own, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and the plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.   The settlement agreement reached with the plaintiffs was approved by the court on October 25, 2005.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.   Vishay will seek formal dismissal of this action, as, in its opinion, the court approval of the settlement of the Delaware consolidated action makes the California action moot.

Stockholders Seeking Appraisal Rights

On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  In the merger, each share of Siliconix stock, other than those owned by Vishay and its subsidiaries, was converted into the right to receive 3.075 shares of Vishay common stock, subject to the right of Siliconix’s remaining stockholders to seek appraisal under Delaware law. The exercise period for filing a petition asserting appraisal rights under Delaware law expired on September 14, 2005.  Although several holders notified the Company of their desire to exercise their appraisal rights, these holders either subsequently withdrew or otherwise did not validly assert those rights before the expiration date.

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

Date:     November 9, 2005