Form 10-K
period 2005-12-31
VISHAY INTERTECHNOLOGY INC
filed 2006-03-08
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☒     No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No    ☒

Note – Checking the box above will not relieve any registrant required to file reports under Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.  (Check one):  Large accelerated filer   ☒     Accelerated filer   ☐     Non-accelerated filer   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐     No    ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($11.83 on July 2, 2005), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,003,694,000.  There is no non-voting stock outstanding.

As of March 3, 2006, registrant had 169,703,272 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2005, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2005

This page intentionally left blank.

PART I

Item 1.	BUSINESS

General

Vishay Intertechnology, Inc. is a leading international manufacturer and supplier of semiconductors and passive electronic components. Semiconductors include diodes, transistors, rectifiers, power integrated circuits (ICs), infrared (IR) transceivers, IR sensors and optocouplers. Passive Components include resistors, capacitors, transducers and inductors. Discrete semiconductors and passive electronic components are the primary elements of almost every electronic circuit. We offer our customers “one-stop” access to one of the most comprehensive electronic component lines of any manufacturer in the United States, Europe and Asia.

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

3.     achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can take advantage of lower labor costs and available tax and other government-sponsored incentives;

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

Our significant acquisitions in the last several years include:

Siliconix and Telefunken.  We acquired an 80.4% interest in Siliconix incorporated in March 1998 from Daimler-Benz A.G.  We subsequently acquired the minority interest in Siliconix in May 2005, making Siliconix a wholly-owned subsidiary of Vishay.  Siliconix, based in Santa Clara, California, designs, markets and manufactures power and analog semiconductor products, such as metal-oxide-semiconductor field-effect transistors (MOSFETs), junction field-effect transistors (JFETs), bipolar switches, signal processing ICs and power ICs for computers, cell phones, fixed communications networks, automobiles and other electronic systems. Siliconix has manufacturing facilities in Santa Clara, California and Itzehoe, Germany, maintains assembly and testing facilities in the Republic of China (Taiwan), is party to a joint venture in Shanghai, the People’s Republic of China and has subcontractors in the Philippines, the People’s Republic of China, and the United States.

Concurrent with the 1998 transaction in which we acquired the 80.4% interest in Siliconix, we also acquired from Daimler-Benz the semiconductor business unit of TEMIC Telefunken Microelectronic GmbH headquartered in Heilbronn, Germany, but promptly disposed of its integrated circuits division. This business, renamed Vishay Semiconductor GmbH, offers a product line of diodes, RF transistors, optoelectronic semiconductors, infrared data transceivers (IRDCs) and light-emitting diodes (LEDs).

Electro-Films, Cera-Mite and Spectrol.  In May 2000, we acquired Electro-Films, Inc., a manufacturer of thin film components and networks on ceramic and silicon. In August 2000, we acquired Cera-Mite Corporation, a worldwide supplier of ceramic capacitors used in power supplies, electronic lighting and other applications, and thermistors (temperature-sensitive resistors) used in refrigeration, HVAC, telecommunications and other electronic applications.  Separately, in August 2000, we acquired Spectrol, a manufacturer of sensing potentiometers used primarily in the automotive industry and trimmer potentiometers used in various kinds of electronic circuitry.

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

Measurements Group acquisitions.  In 2002, we made several acquisitions as part of our Measurements Group’s strategy of vertical market integration.  In January 2002, we acquired the transducer and strain gage business of Sensortronics, Inc.  In June 2002, we acquired Tedea-Huntleigh BV, a leading manufacturer of load cells used in digital scales by the weighing industry.  In July 2002, we purchased the BLH and Nobel businesses from Thermo Electron Corporation.  BLH and Nobel are engaged in the production and sale of load cell based process weighing systems, weighing and batching instruments, web tension instruments, weighing scales, servo control systems, and components relating to load cells, including strain gages, foil gages and transducers.  In October 2002, we acquired Celtron Technologies, another company engaged in the production and sale of load cells used in digital scales for the weighing industry.  As a result of these acquisitions, the product portfolio of our Measurements Group has been expanded and we are now a world leader in stress analysis products and transducers used in the weighing industry (load cells).

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

Aeroflex thin film interconnect business.  In September 2004, we acquired all of the outstanding shares of Aeroflex Pearl River Inc. (renamed Vishay MIC Technology, Inc.), the former thin film interconnect subsidiary of Aeroflex, Incorporated.  This business has significant synergies with our existing Electro-Films business, and has been fully integrated into our Electro-Films production facility.

SI Technologies.  In April 2005, we completed the acquisition of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.

Alpha Electronics K.K.  In November 2005, we acquired Alpha Electronics K.K., a Japanese manufacturer of foil resistors.

Relying on the strength of our balance sheet, we continue to explore opportunities to acquire electronic component manufacturers that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.

We also seek to explore opportunities with privately held developers of electronic components, or “start-ups,” whether through acquisition, investment in non-controlling interests, or strategic alliances.  We made the first such investment in August 2004, when we acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  We made an additional investment in October 2005, when we acquired substantially all of the assets of CyOptics Israel, Ltd., the Israeli subsidiary of Cyoptics, Inc., a manufacturer of infrared devices.  We initially plan to use the facility acquired from CyOptics principally for research and development purposes.

In addition to our acquisition activity in recent years, we have taken steps to assure our competitiveness, enhance our operating efficiency and strengthen our liquidity.  In this regard, we:

(i)	closed or consolidated several manufacturing facilities and administrative offices;

(ii)	reduced our headcount, particularly in high-labor-cost countries; and

(iii)	integrated our acquisitions within our existing management and operational infrastructure.

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lincoln Highway, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Products

We design, manufacture and market electronic components that cover a wide range of products and technologies.  Our products primarily consist of:

•	resistors,	•	signal processing ICs,

•	tantalum capacitors,	•	transistors,

•	multi-layer and disc ceramic capacitors (MLCCs),	•	voltage suppressors,

•	aluminum and specialty ceramic capacitors,	•	infrared data transceivers (IRDCs),

•	film capacitors,	•	optocouplers,

•	power MOSFETs,	•	IR sensors,

•	power ICs,	•	strain gages and load cells, and

•	inductors,	•	diodes and rectifiers,

and, to a lesser extent:

•	connectors,	•	plasma displays,

•	transformers,	•	thermistors, and

		•	potentiometers.

We believe that we produce one of the broadest lines of discrete electronic components available from any single manufacturer.  We aim to use this broad product line to drive internal growth through design-in activities, providing our customers with a “one-stop shop” for their component needs.

Product Segments

Our products can be divided into two general classes: semiconductors and passive components.  These broad categories are also the basis used to determine our operating segments for financial reporting purposes.   See Note 16 to our consolidated financial statements for additional information on revenues, income, and total assets by segment.

Semiconductors

Our Semiconductors segment products include both discrete devices and integrated circuits (ICs). They sometimes are referred to as “active components” because they require power to function. Discrete devices are single components or an arrangement of components that generate, control, regulate and amplify or switch electronic signals or energy. Examples of our discrete semiconductors include diodes, rectifiers, transient voltage suppressors, transistors and power MOSFETs. These devices are interconnected with passive components or other semiconductors to create an electronic circuit. Our IC devices consist of a number of active and passive components interconnected on a single chip to perform a specific function. Examples of our integrated circuits include power ICs, motor control ICs and signal processing ICs. Our discrete semiconductors and ICs are manufactured and marketed primarily through our Siliconix subsidiary, our Vishay Semiconductor GmbH subsidiary, and our General Semiconductor business.

We also include in the category of semiconductors our line of optoelectronic components, manufactured and marketed by our subsidiary Vishay Semiconductor GmbH, our infrared components business, and our radio frequency products business.

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

Passive Components

Passive Components include resistors, inductors, and capacitors.  They are referred to as “passive” because they do not require power to operate.  These components adjust and regulate voltage and current, store energy and filter frequencies.  We also include in this category the products and services of our Measurements Group that employ passive components in electro-mechanical measurements.

Resistors and Inductors

Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms.  Linear resistive components are classified as variable or fixed, depending on whether or not their resistance is adjustable. Non-linear resistors can also be used as measuring devices. We manufacture a line of thermistors, which are heat sensitive resistors. Another type of resistive sensors are strain gages for measurement of mechanical stress. See “Measurements Group” below.

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

Our capacitor products include solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, disc ceramic capacitors, aluminum and specialty ceramic capacitors, and film capacitors.  Each capacitor product has unique physical and electrical performance characteristics that make that type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values, “capacitance” being the measure of the capacitor’s ability to store energy. The tantalum capacitor is the smallest type of capacitor for its range of capacitance. MLCC capacitors are more cost-effective for applications requiring lower capacitance. Disc ceramic capacitors are used for high voltage applications.  Aluminum capacitors are used for high capacitance applications.  Film capacitors are the most stable capacitors and are suitable for general use in telecommunications, automotive, consumer and industrial products.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in regions where we market the bulk of our products, such as the United States, Germany, France, and Asia. To maximize production efficiencies, we seek whenever practicable to establish manufacturing facilities in countries, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can take advantage of lower labor and tax costs and, in the case of Israel, to take advantage of various government incentives, including grants and tax relief.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Maryland, Nebraska, New York, North Carolina, Pennsylvania, Rhode Island, South Dakota, Vermont, and Wisconsin.  In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia.  In Europe, our main manufacturing facilities are located in Germany, France, Hungary, and the Czech Republic.  We also have manufacturing facilities in Israel (see “Israeli Government Incentives” below), Austria, Belgium, Japan, Mexico, the Netherlands, Portugal, the Philippines and the United Kingdom.  Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

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

To maintain our cost competitiveness, we continue to pursue a strategy to shift manufacturing emphasis to more advanced automation in higher labor cost regions and to relocate a fair amount of production to regions with skilled workforces and relatively lower labor costs.  See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

See Note 16 to our consolidated financial statements for financial information by geographic area.

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials, particularly tantalum and palladium, are available only from a relatively limited number of suppliers.

Tantalum

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. We are obligated under contracts with Cabot Corporation to make purchases of tantalum through 2006.  These purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, we wrote down the carrying value of our tantalum inventory on-hand and recognized losses on future purchase commitments.  These write-downs and purchase commitments are discussed in further detail in Note 15 to our consolidated financial statements.

Palladium

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. We periodically enter into short-term commitments to purchase palladium.  Palladium is a commodity product that is subject to price volatility.  We have in the past recorded write-downs of palladium inventory on-hand and recognized losses on future purchase commitments due to this price volatility.  These write-downs and purchase commitments are discussed in further detail in Note 15 to our consolidated financial statements.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s employment and tax incentive programs.  These programs have contributed substantially to our growth and profitability. For the year ended December 31, 2005, sales of products manufactured in Israel accounted for approximately 19% of our net sales.

Under the terms of the Israeli government’s incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of our approved projects has ever been cancelled or modified, and we have already received approval for a majority of the projects contemplated by our capital expenditure program. However, as a result of the economic downturn beginning in 2001, we were forced to lay off a significant number of employees in Israel in 2001. In 2002, the Israeli government initially withheld certain grant monies claiming that we had not maintained employment at the required minimum levels; however, we were able to settle our dispute in the fourth quarter of 2002 and the government agreed to continue making grant payments to us, conditioned upon our agreement to employ a certain number of additional employees by December 31, 2005.  While we met the target employment level to satisfy the eligibility requirements for our Israeli government grants, economic circumstances could compel future additional layoffs. Also, over the past few years, the Israeli government has scaled back or discontinued some of its incentive programs. There can be no assurance that we will maintain our eligibility for existing projects or that in the future the Israeli government will continue to offer new incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to take advantage of them. Because we have received approvals for most projects currently contemplated, we do not anticipate that cutbacks in the incentive programs for new projects would have an adverse impact on our earnings and operations for at least several years.

We might be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.   However, we have never experienced any material interruption in our Israeli operations in our 35 years of operations there, in spite of several Middle East crises, including wars.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components, and monitor the backlog of outstanding orders for our products.

We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months.  Many of our customers encounter uncertain and changing demand for their products.  They typically order products from us based on their forecasts.  If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty.  Therefore, the backlog at any point in time is not necessarily indicative of the results to be expected for future periods.

Customers and Marketing

We sell our products to original equipment manufacturers (OEMs), electronic manufacturing services (EMS) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs.  During 2005, approximately 48% of our sales were to distributors, approximately 44% of our sales were to OEMs, and approximately 8% of our sales were to EMS companies.

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

Our sales organizations are regionally based.  The aim of our sales organizations is to unify the activities of all our divisions and subsidiaries, provide efficiencies by eliminating duplication of functions, and bring greater value to end customers by allowing them to deal with one entity for their semiconductor and passive electronic component purchasing needs.  We market our products in different geographic areas as follows:

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

South America:  Sales are made by our South American sales force, sales representative organizations and distributors.  Sales representatives are compensated by commissions.  Regional sales directors employed by Vishay coordinate these representatives and the South American sales force.  Vishay’s South American sales office is located in Campinas, Brazil.

Europe:  Sales of our products in Europe are made by our European sales force, sales representative organizations and distributors.  Sales representatives are compensated by commissions. Regional sales directors employed by Vishay coordinate these representatives and the European sales force.  Our European headquarters are in Selb, Germany.  Regional sales offices are in Heilbronn, Heide, and Selb, Germany; Sunderland and Bracknell, United Kingdom; Paris, Lyon, and Nice, France; Madrid, Spain; Stockholm, Sweden; Helsinki, Finland; Milan, Italy; Istanbul, Turkey; Warsaw, Poland; Moscow, Russia; Budapest, Hungary; Voecklabruck, Austria; and Eindhoven, the Netherlands.

Asia: Sales are made in Hong Kong, Korea, the Republic of China (Taiwan), the People’s Republic of China and in Southeast Asia by our Asia sales force, sales representative organizations and distributors.  Our Asian sales headquarters are in Singapore. Regional sales offices are located in Singapore; Taipei, Taiwan; Beijing, Shanghai, Shenzhen and Hong Kong, China; Tokyo and Osaka, Japan; Seoul and Gumi, Korea; New Delhi, Pune and Bangalore, India; Penang, Malaysia; and Bangkok, Thailand.

Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.

We have established a Strategic Global Account program, which aligns each of our top customers with an identified Strategic Global Account manager, enabling our diverse product families to have “one face to the customer.”  Each Strategic Global Account manager coordinates sales, marketing, and contract administration for all Vishay products, providing “one-stop” access to one of the broadest selections of discrete electronic components available directly from a manufacturing source anywhere in the world.

In addition, Vishay has launched an initiative to better meet the needs of our customers for technical and applications support. As a project started two years ago, Vishay’s Business Development group now puts a team of dedicated Field Application Engineers (“FAEs”) in the field for the exclusive support of our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, and digital consumer market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers’ specify a Vishay component in their  products – this exciting new program offers our customers superior access to Vishay technologies while at the same time increasing design wins, and ultimately sales, for Vishay. Most importantly, the process is closely monitored via a proprietary database developed by the Vishay Business Development group. Our database captures very specific design activity and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been quite stable despite not having long-term commitments to purchase our products.  With selected customers, we have signed two to three year contracts for specific products.  Sales to our top 30 customers comprise approximately 60% of our total sales.

During 2005, approximately 26% of our net sales were attributable to customers in the Americas, approximately 37% were attributable to customers in Europe, and approximately 37% were attributable to customers in Asia. During 2005, the share of net sales by end-use market was as follows: Industrial, 34%; Computer, 20%; Automotive, 17%; Consumer Products, 12%; Telecommunications, 11%; Aerospace and Military, 4%; Medical, 2%.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers that produce products using technologies similar to ours.  Our primary competitors by product type include:

•	Discrete Devices: Fairchild Semiconductor, International Rectifier, Infineon, ON Semiconductor, Philips, Rohm, STMicroelectronics, Toshiba.

•	Integrated Circuits: Fairchild Semiconductor, International Rectifier, Infineon, Maxim, ON Semiconductor, STMicroelectronics, Texas Instruments.

•	Optoelectronics: Avago (formerly Agilent Semiconductor Products Division), Fairchild Semiconductor, Sharp, Toshiba.

•	Resistors and Inductors: EPCOS, KOA, Rohm, Yageo.

•	Capacitors: AVX, EPCOS, KEMET, Murata, TDK, Yageo.

•	Measurements Group: various niche competitors.

There are many other companies that produce products in the markets in which we compete.

Our competitive position depends on our product quality, know-how, proprietary data, marketing and service capabilities and business reputation, as well as on price. We compete for sales of certain products on the basis of our marketing and distribution network, which provides a high level of customer service. For example, we work closely with our customers to have our components incorporated into their electronic equipment at the early stages of design and production and maintain redundant production sites for some of our products to ensure an uninterrupted supply of products. Additionally, we believe that our Strategic Global Accounts program, described above, provides us with a competitive advantage.

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

We also maintain research and development staffs and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individual product development at individual manufacturing facilities that occasionally has applications at other facilities. Our research and development efforts over the past few years have been largely focused on our Semiconductors segment, principally for the development of new power products and power ICs.   We also have research and development programs that should enhance our efforts in vertical integration of our product lines, combining Vishay components in packages.  Examples of these packages include combinations of our sensors and our radio frequency technology to create wireless transducers, wireless precision potentiometers, and other new products.

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

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under, numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

We require all of our technical, research and development, sales and marketing, and management employees and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us.  These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.  Substantially all of our technical, research and development, sales and marketing, and management employees have entered into agreements providing for the assignment to us of rights to inventions made by them while employed by us.

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

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites.   Certain obligations as a PRP have arisen in connection with business acquisitions.  The remediation programs are on-going at two currently operating U.S. facilities, eight currently operating non-U.S. facilities, eight formerly owned U.S. sites, and one formerly owned non-U.S. site.  The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods.  See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2005, we employed approximately 26,100 full time employees, of whom approximately 22,900 were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel.  Some of our employees outside the United States are members of trade unions, and employees at one small U.S. facility are represented by a union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

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

In addition, our company website can be found on the Internet at www.vishay.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access ir.vishay.com and click on “SEC Filings.”

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

To review these documents, access ir.vishay.com and click on “Corporate Governance.”

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Vishay Intertechnology, Inc.
63 Lincoln Highway
Malvern, PA 19355-2143

Item 1A.	RISK FACTORS

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

Factors relating to our business generally

Our business is cyclical and the periods of decline in demand that we have experienced in the past few years may resume and may become more pronounced.

From 2001 to 2003, we and others in the electronic and semiconductor component industry experienced a decline in product demand on a global basis, resulting in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. This decline was primarily attributable to a slowing of growth in the personal computer and cellular telephone product markets. We and others in the industry saw indications of improvements in the economy and the electronic and semiconductor component industry in the first half of 2004, followed by a downtrend in the second half of the year and a small improvement in 2005.  While we are anticipating that there will be an improved business climate in 2006, improvements in the economy and the electronic and semiconductor component industry may not materialize. The slowdown may resume and may become more pronounced. A slowdown in demand, as well as recessionary trends in the global economy, make it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each of 2001, 2002, 2003, 2004, and 2005, and we expect to incur such expenses during 2006.

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

Our outstanding debt increased from approximately $141 million at the end of 2000 to approximately $752 million at the end of 2005, primarily due to our acquisition activity.  While our debt levels decreased in 2004 and remained essentially flat in 2005, the marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult for us to obtain financing in the future.

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

We believe that investment in new technologies that are related to our core businesses is important to position us for the future.  Accordingly, we have begun a program of investing in technology start-up enterprises, in which we may acquire a controlling or non-controlling interest but whose technology would be available to be commercialized by us.  Examples are our recent acquisitions of all of the assets of RFWaves, Ltd. and CyOptics Israel, Ltd.  There are numerous risks in investments of this nature including the limited operating history of such start-up entities, their need for capital and their limited or absence of production experience, as well as the risk that their technologies may prove ineffective or fail to gain acceptance in the marketplace.  There can be no assurance, therefore, that our investments in start-up enterprises will prove successful.

Future acquisitions could require us to issue additional indebtedness or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria. Under our existing credit facility, we are required to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We are also restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

Our results are sensitive to raw material availability, quality and cost.

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004.

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

Our business is highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the bases of product quality and reliability, availability, customer service, technological innovation, timely delivery and price. The electronics components industry has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than us, have significant financial resources and technological capabilities.

Our customers have become increasingly concentrated in recent years, and as a result, their buying power has increased and they have had greater ability to negotiate favorable pricing. This trend has adversely affected our average selling prices, particularly for commodity components.

We may not have adequate facilities to satisfy future increases in demand for our products.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and capacity constraints at our facilities. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations.

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, we often unavoidably inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

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

Rapid changes in technologies, frequent new product introductions, and declining average selling prices over product life cycles require us to attract and retain highly qualified personnel to develop technological innovations and bring them to market on a timely basis.  Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, financial reporting, auditing, and treasury.  The market for personnel with such qualifications is highly competitive.  While we have employment agreements with five of our executives, we have not entered into employment agreements with all of our key personnel.

The loss of the services of or the failure to effectively recruit qualified personnel could have a material adverse effect on our business.

Factors relating to Vishay’s operations outside the United States

We obtain substantial benefits by operating in Israel, but these benefits may not continue.

We have increased our operations in Israel over the past several years. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have had the general effect of increasing our net earnings, although this was not the case during 2002, 2003, and 2004 due to losses on purchase commitments. Also, we have benefited from employment incentive grants made by the Israeli government. In 2002, the Israeli government suspended payment on one of these grants after we were forced to lay off a significant number of employees as a result of the economic downturn. Although we reached agreement with the Israeli government to resume payment on this grant, there can be no assurance that we will maintain our eligibility for this or other existing project grants. There can also be no assurance that in the future the Israeli government will continue to offer new grant and tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to take advantage of them. Any significant increase in the Israeli tax rates or reduction or elimination of the Israeli grant programs that have benefited us could have an adverse impact on our results of operations.

We attempt to improve profitability by operating in countries in which labor costs are low, but the shift of operations to these regions may entail considerable expense.

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower production costs, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines.  During this process, we may experience under-utilization of certain plants and factories in high-labor-cost regions and capacity constraints in plants and factories located in low-labor-cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions.   In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of lay-offs or termination of our employees in high-labor-cost countries.

We are subject to the risks of political, economic and military instability in countries outside the United States in which we operate.

We have operations outside the United States, and approximately 74% of our revenues during 2005 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic and military instability or unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.  We have never experienced any material interruption in our Israeli operations in our 35 years of operations there, in spite of several Middle East crises, including wars.  However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Our business may be adversely affected by the widespread outbreak of diseases.

The outbreak of severe acute respiratory syndrome, or SARS, that began in the People’s Republic of China adversely affected our business during the first six months of 2003, particularly in Asia where we derive approximately 35% to 40% of our revenue. This impact included disruptions in the operations of our customers, a slowdown in customer orders and reduced sales in certain end markets. If an outbreak of SARS or another disease were to recur on a comparable scale in Asia or elsewhere, we could experience similar disruptions to our business.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2005, we maintained approximately 67 manufacturing facilities. The principal locations of such facilities, along with available space including administrative offices, are:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Santa Clara, CA	Semiconductors	220,000
Wendell and Statesville, NC	Passive Components	159,000
Columbus, NE	Passive Components	158,000
Monroe, CT	Passive Components	91,000
Malvern, PA	Passive Components	79,000
Yankton, SD	Passive Components	58,000
Warwick, RI	Passive Components	55,000
Bennington, VT	Passive Components	54,000
Grafton, WI	Passive Components	49,000
Hagerstown, MD	Passive Components	39,000
Niagara Falls, NY	Passive Components	38,000
Non-U.S.
Israel (5 locations)	Semiconductors and Passive Components	1,008,000
People’s Republic of China (3 locations)	Semiconductors and Passive Components	584,000
Belgium (2 locations)	Passive Components	498,000
Czech Republic (4 locations)	Passive Components	446,000
Republic of China (Taiwan) (3 locations)	Semiconductors and Passive Components	397,000
Germany (3 locations)	Semiconductors and Passive Components	339,000
Portugal	Passive Components	301,000
Hungary (2 locations)	Passive Components	294,000
Netherlands	Passive Components	286,000
France (2 locations)	Passive Components	259,000
India	Passive Components	252,000
Austria	Semiconductors	153,000
Philippines	Passive Components	149,000
Malaysia	Semiconductors	113,000
Mexico	Passive Components	57,000
Japan	Passive Components	45,000

Leased facilities in the United States include 197,000 square feet of space located in California (Passive Components), Connecticut (Passive Components), New York (Semiconductors), and South Dakota (Passive Components).  Foreign leased facilities consist of 776,000 square feet in China (Semiconductors and Passive Components), 192,000 square feet in Mexico (Passive Components), 120,000 square feet in Austria (Passive Components), 116,000 square feet in Germany (Semiconductors and Passive Components),  77,000 square feet in the Czech Republic (Passive Components), 53,000 square feet in Israel (Semiconductors and Passive Components), 40,000 square feet in Sweden (Passive Components), 13,000 square feet in the United Kingdom (Passive Components), and 3,000 square feet in Taiwan (Semiconductors).

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

When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.  During 2004, we settled two suits which we had initiated to enforce our intellectual property rights.   We are receiving royalties on sales of these companies’ products which use our technology.  We presently have other pending legal actions that we have initiated against companies which we believe are misappropriating our intellectual property rights.

Siliconix Shareholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed in the Superior Court of California on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purports to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action seeks injunctive relief and unspecified damages.

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

An amended complaint was filed in November 2005.  Both Vishay and Ernst & Young have demurred to the complaint, primarily on the ground that plaintiffs lack standing because of the nature of their claims and because they are no longer Siliconix shareholders.

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

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer.   A court status conference is scheduled for April 18, 2006 to address whether the named plaintiff intends to ask the court to lift the stay.  Vishay will seek formal dismissal of this action, as, in its opinion, the court approval of the settlement of the Delaware consolidated action makes the California action moot.

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

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites.   Certain obligations as a PRP have arisen in connection with business acquisitions.  The remediation programs are on-going at two currently operating U.S. facilities, eight currently operating non-U.S. facilities, eight formerly owned U.S. sites, and one formerly owned non-U.S. site.

The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.  Based upon our experience with the foregoing environmental matters, we have concluded that there is at least a reasonable possibility that we will incur remedial costs in the range of $30 million to $40 million.  As of December 31, 2005, we concluded that the best estimate within this range is $33.7 million, of which $28.6 million is included in other noncurrent liabilities on the consolidated balance sheet, and $5.1 million is included in accrued expenses on the consolidated balance sheet.  Of the $33.7 million accrual, approximately $17.4 million is due to liabilities assumed in the acquisition of General Semiconductor; approximately $7.3 million is due to liabilities assumed in the acquisition of BCcomponents; and approximately $9.0 million is reserved for other miscellaneous environmental liabilities, the most significant of which is related to our Vitramon subsidiary in the United States.  In view of our financial position and provisions for environmental matters of $33.7 million, we have concluded that any potential payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 8, 2006:

Name	Age	Positions Held

Dr. Felix Zandman*	77	Chairman of the Board, Chief Technical and Business Development Officer

Dr. Gerald Paul*	57	Chief Executive Officer, President, Chief Operating Officer, and Director

Marc Zandman*	44	Vice-Chairman of the Board, President-Vishay Israel Ltd.

Richard N. Grubb	59	Executive Vice President, Treasurer, and Chief Financial Officer

Ziv Shoshani*	40	Deputy Chief Operating Officer, Executive Vice President, and Director

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

Dr. Gerald Paul was appointed Chief Executive Officer effective January 1, 2005.  Dr. Paul has served as a Director of the Company since May 1993, has been Chief Operating Officer and an Executive Vice President of the Company since August 1996, and has been President of the Company since March 16, 1998.  Dr. Paul was President of Vishay Electronic Components, Europe from January 1994 to August 1996. Dr. Paul has been Managing Director of Vishay Electronic GmbH, a subsidiary of the Company, since January 1991. Dr. Paul has been employed by Vishay and a predecessor company since February 1978.

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

Richard N. Grubb has been Vice President, Treasurer and Chief Financial Officer of the Company since May 1994, and has been an Executive Vice President of the Company since August 1996. Mr. Grubb has been associated with the Company in various capacities since 1975, and was a Director from 1994 through 2003.

Ziv Shoshani has been Executive Vice President of the Company since 2000.  On January 1, 2006, he assumed the position of Deputy Chief Operating Officer.  Mr. Shoshani had been Executive Vice President responsible for the Resistors and Inductors Group since 2002, and for the Measurements Group since January 1, 2005. Previously, he was Executive Vice President of the Capacitors Group in 2001 and 2002 and was Executive Vice President, Specialty Products Division in 2000 and 2001, including responsibility for oversight of the Measurements Group division.  Mr. Shoshani has been employed by the Company since 1995.  He is the nephew of Dr. Felix Zandman, the Company’s Chairman and Chief Technical and Business Development Officer.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,553 at March 3, 2006.

	2005			2004

	High	Low		High	Low

Fourth quarter	$14.08	$10.77	Fourth quarter	$15.37	$11.60
Third quarter	$14.25	$11.47	Third quarter	$17.57	$11.49
Second quarter	$13.21	$10.50	Second quarter	$22.79	$16.58
First quarter	$15.15	$11.96	First quarter	$24.99	$18.96

At March 3, 2006, we had outstanding 14,679,440 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Chairman and Chief Technical and Business Development Officer; a family trust controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially.  Directly, through the family trust, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,

	2005 (1)	2004 (2)	2003 (3)	2002 (4)	2001 (5)

Statement of Operations Data:
Net revenues	$2,296,521	$2,414,654	$2,170,597	$1,822,813	$1,655,346
Interest expense	33,590	34,252	39,226	29,503	16,848
Earnings (loss) before income tax provision (benefit) and minority interest	77,772	70,017	46,426	(100,045)	10,103
Income tax provision (benefit)	11,737	13,729	11,528	(16,900)	5,695
Minority interest	3,761	11,592	8,056	9,469	3,895
Net earnings (loss)	62,274	44,696	26,842	(92,614)	513
Basic earnings (loss) per share	$0.35	$0.27	$0.17	$(0.58)	$0.00
Diluted earnings (loss) per share	$0.34	$0.27	$0.17	$(0.58)	$0.00
Weighted average shares outstanding – basic	177,606	163,701	159,631	159,413	141,171
Weighted average shares outstanding – diluted	189,321	165,938	160,443	159,413	142,514
Balance Sheet Data:
Total assets	$4,527,591	$4,638,590	$4,566,360	$4,315,159	$3,951,523
Long-term debt	751,553	752,145	836,606	706,316	605,031
Working capital	1,136,466	1,168,383	1,049,892	897,456	1,096,034
Stockholders’ equity	2,855,852	2,773,335	2,514,034	2,358,787	2,366,545

(1)

Includes the results of SI Technologies from April 28, 2005, of Alpha Electronics K.K. from November 30, 2005, and reflects the acquisition of the minority interest in Siliconix in May 2005 and the assets of CyOptics Israel in October 2005. Also includes net charges of $51,550,000 for restructuring and severance costs, asset write-downs, and write-offs of purchased in-process research and development. These charges were partially offset by a gain on a sale of land and gains on adjustments to purchase commitments. In addition, tax expense includes an $8,977,000 benefit, primarily due to favorable foreign tax rulings. These items and their related tax consequences had a negative $0.17 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(2)

Includes the results of RFWaves from August 31, 2004 and Vishay MIC Technology from September 29, 2004. Also includes net charges of $89,959,000 for restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, and a write-off of purchased in-process research and development, partially offset by a gain on favorable settlement on a note receivable. These items and their related tax consequences, net of a favorable tax settlement, had a negative $0.32 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(3)

Includes the results of BCcomponents, acquired in December 2002. Also includes net charges of $23,947,000 for restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, and a loss on extinguishment of debt, partially offset by a gain on insurance proceeds. These items and their tax related consequences had a negative $0.11 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(4)

Includes the results of the Infineon Malaysia optoelectronic infrared components business from January 1, 2002, of Sensortronics from January 31, 2002, of Tedea-Huntleigh from July 1, 2002, of BLH/Nobel from August 1, 2002, and of Celtron from October 1, 2002. Also includes charges for restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments and other charges of $169,900,000. These items and their tax related consequences had a negative $0.85 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

(5)

Includes the results of Tansitor from January 1, 2001, of the Infineon U.S. optoelectronic infrared components business from July 27, 2001, of General Semiconductor from November 2, 2001, and of Mallory from November 7, 2001. Also includes charges for restructuring and severance costs, asset write-downs, inventory write-downs, a write-off of purchased in-process research and development, and other charges of $156,590,000. These items and their tax related consequences had a negative $0.84 effect on earnings per share. These items are more fully described in the notes to the consolidated financial statements.

Management believes that stating the impact on net earnings of items such as restructuring and severance, asset write-downs, inventory write-downs, gains or losses on purchase commitments, losses on early extinguishment of debt, gains on insurance proceeds, charges for in-process research and development,  special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Semiconductors and electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

Vishay operates in two segments, Semiconductors (formerly referred to as our “Active Components” segment) and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary, of which we completed the acquisition of the 19.6% interest that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.    The Passive Components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the Semiconductors business. With the acquisition of BCcomponents in December 2002, revenues from our Semiconductors and Passive Components businesses are essentially split evenly.

Consolidated net revenues for the year ended December 31, 2005 were $2.297 billion, compared to net revenues of $2.415 billion for the year ended December 31, 2004.  Net earnings for the year ended December 31, 2005 were $62.3 million or $0.34 per diluted share, compared to net earnings of $44.7 million or $0.27 per diluted share for the year ended December 31, 2004.  Earnings for the year ended December 31, 2005 were impacted by restructuring and severance costs of $29.8 million, asset write-downs of $11.4 million, write-offs of purchased in-process research and development of $9.7 million, and Siliconix transaction-related expenses of $3.8 million.  These items were partially offset by a gain on adjustment of existing purchase commitments of $1.0 million and a gain on sale of land of $2.1 million. In addition, tax expense includes a $9.0 million benefit, primarily due to favorable foreign tax rulings.  These items and their tax related consequences had a negative $0.17 effect on earnings per share.

Earnings for the year ended December 31, 2004 were impacted by restructuring and severance costs of $47.3 million, asset write-downs of $27.3 million, losses on purchase commitments of $16.6 million, write-downs of inventory of $0.4 million, and a write-off of purchased in-process research and development of $1.5 million.  These items were partially offset by a favorable settlement of an outstanding note receivable of $3.1 million.  These items and their related tax effects, net of a favorable tax settlement, reduced earnings by $0.32 per share.

The business environment for electronic components was relatively friendly during 2005.  While 2005 product sales were lower than 2004 levels, our cost reduction efforts are yielding margin improvements that are expected to continue into 2006.  Revenues in 2005 improved compared to depressed levels in the third and fourth quarters of 2004.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of sales.  Gross profit is generally net sales less cost of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs.  Losses on purchase commitments and inventory write-downs have the impact of reducing gross profit margin in the period of the charge, but result in improved gross profit margins in subsequent periods by reducing costs of products sold as inventory is used.  Gross profit margin is clearly a function of net sales, but also reflects our cost cutting programs and our ability to contain fixed costs.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet.  See Note 15 to our consolidated financial statements.  A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the fourth quarter of 2004 and through the fourth quarter of 2005 (dollars in thousands):

	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005

Net revenues (1)	$542,714	$554,366	$582,388	$566,077	$593,690
Gross profit margin (2)	15.9%	21.1%	22.7%	24.0%	24.1%
End-of-period backlog	$439,900	$464,400	$451,300	$490,100	$511,300
Book-to-bill ratio	0.90	1.06	0.99	1.07	1.04
Inventory turnover	3.27	3.12	3.20	3.07	3.22
Change in ASP vs. prior quarter	-2.4%	-1.4%	-1.4%	-0.6%	-1.7%

(1) Net revenues include royalty revenues of $1.1 million, $0.7 million, $0.7 million, $1.6 million, and $1.9 million for the fourth quarter 2004, first quarter 2005, second quarter 2005, third quarter 2005, and fourth quarter 2005, respectively.

(2) Gross profit margin includes the impact of inventory write-downs, and gain (loss) on purchase commitments.

See “Segments” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

While economic conditions were not as favorable as the business environment experienced during the first half of 2004, the relatively friendly worldwide business climate for the electronics industry continued into the fourth quarter of 2005.  Orders steadily improved over the course of the third and fourth quarters, partially impacted by seasonal effects.  For the fourth quarter of 2005, the overall book-to-bill ratio remained healthy at 1.04, following the third quarter of 2005 where the book-to-bill ratio was 1.07.  Orders from distributors were particularly strong in the fourth quarter of 2005, resulting in a book-to-bill ratio for these customers of 1.09, compared to a ratio of 1.05 during the third quarter of 2005.  Orders from original equipment manufacturers nearly matched orders shipped in the fourth quarter of 2005, resulting in a book-to-bill ratio for these customers of 0.99, compared to a ratio of 1.08 during the third quarter of 2005.  We continue to experience pressure on selling prices, although the price decline slowed compared to historical rates of decline.  As expected, pricing pressures were most significant on commodity products.  Vishay continues to concentrate on less price-sensitive products and markets, where pricing pressures seem to have eased in general with demand increasing.  We believe pricing will be moderately lower in 2006.

As a result of our various programs to cut costs as well as to expand capacity where needed, we were able to improve our gross profit margin in each quarter of 2005 and expect to continue this improvement into 2006 due to higher volume and continued cost reduction.

Capacity Utilization

Capacity utilization is a reflection of product demand and of available capacities.

Capacity load generally improved during the second half of 2005 in the Passive Components segment.  Our resistor lines were operating at an average of 80% to 90% of capacity, which represented an improvement over the 60% to 80% capacity utilization experienced during 2004.  During the second half of 2005, our capacitor lines operated at approximately 60% to 85% of capacity, an improvement over the 50% to 60% averages achieved during the first half of 2005 and the second half of 2004, and in-line with the 65% utilization rate during the first half of 2004.

We continue to operate near full capacity in most of our front-end Semiconductors facilities.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our backend operations.  We have made significant investments in expanding capacity in our Semiconductors facilities.  Some of this additional capacity has come on line, and it will ramp up in future quarters.  We have been implementing a project to add 8-inch silicon wafer manufacturing capabilities at the fabrication facility in Itzehoe, Germany.  This project is expected to alleviate capacity constraints for high-cell-density wafers and reduce costs.  We have received the benefit of grants from the government of the German state of Schleswig Holstein related to these additional investments at the Itzehoe facility.  Excluding grant monies, this significant increase in capital expenditures required to support our expansion program is expected to be funded almost entirely by cash flows from operations.

Our Siliconix division also maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.  Siliconix entered into a long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor in May 2004, pursuant to which Siliconix will purchase semiconductor wafers valued at approximately $200 million from Tower Semiconductor over a seven to ten year period.  Siliconix began to place orders pursuant to this agreement in 2005 after the completion of a technology transfer/qualification period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  We must pay for any short-fall in minimum order quantities specified under the agreement.  During the third quarter of 2005, Tower began to ship wafers pursuant to this agreement.  The agreement provides for a gradual increase in quantities over the initial three years of the agreement.  The present shipments are on schedule with the ramp-up contemplated in the agreement.

Also in 2004, Siliconix entered into a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers.  The agreement calls for Siliconix to provide a rolling twelve month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to use its best efforts not to reduce the average monthly demand rate below a specified threshold.

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

During 2005, we completed three strategic acquisitions and also acquired the 19.6% interest in Siliconix that we did not already own.  We also divested a non-core business acquired in one of these transactions.  During 2004, we completed two strategic acquisitions.

We are presently evaluating some smaller acquisition targets to enhance new product development, round out our product lines, or grow our high margin niche market businesses. We are also continuing our exploration of opportunities to acquire a larger target in order to gain market share and more effectively penetrate many geographic markets.

2005 Activities

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

On October 11, 2005, we sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for approximately $4.9 million.  The purchase price was paid in cash of $1.0 million and two promissory notes.  The first promissory note, for $0.5 million, was paid in full in December 2005.  The second promissory note is due in quarterly installments through 2009.  The buyer prepaid approximately $0.3 million of the second promissory note in December 2005, and made an additional prepayment of approximately $0.2 million in January 2006.  No gain or loss was recognized on the sale of AeroGo.

In the fourth quarter of 2005, we completed two niche acquisitions.  On October 24, 2005, we acquired the assets of CyOptics Israel, Ltd., which will initially be utilized primarily as a research and development facility.  On November 30, 2005, we acquired Alpha Electronics K.K., a Japanese manufacturer of foil resistors.  The purchase price for these two acquisitions was approximately $11 million, plus assumption of approximately $8 million of debt.

Minority Interest in Siliconix

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

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in our consolidated financial statements prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and the consolidated balance sheets.  The acquisition of the minority interest in Siliconix contributed approximately $10.3 million incrementally to our earnings for 2005.

Following the announcement of our intention to make the tender offer for the remaining shares of Siliconix that we did not already own, several purported class-action complaints were filed against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.   Additional information related to these actions is included in Item 3, “Legal Proceedings.”

Both Vishay and Siliconix incurred expenses associated with the defense of the stockholder litigation described above and the subsequent settlement.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating $3.8 million, are included in a separate line item in the consolidated statement of operations.

Purchased in-process research and development represents the value assigned in a business combination to research and development projects of the acquired business that were commenced, but not completed, at the date of acquisition, for which technological feasibility has not been established, and which have no alternative future use in research and development activities or otherwise.  Amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the business combination.  A charge of $9.2 million was recorded in the second quarter of 2005, equal to approximately 19.6% of the value of Siliconix in-process research and development at the time of the acquisition of the minority interest.  A charge of $0.5 million was recorded in the fourth quarter of 2005 related to purchased in-process research and development associated with the Alpha Electronics K.K. transaction.

2004 Activities

On August 31, 2004, we acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  On September 29, 2004, we acquired all of the outstanding shares of Aeroflex Pearl River Inc. (renamed Vishay MIC Technology, Inc.), the former thin film interconnect subsidiary of Aeroflex, Incorporated.  The total purchase price of these acquisitions was approximately $12.7 million, which included cash payments of $11.8 million plus stock options with an aggregate fair value of approximately $0.9 million.  The purchase agreement for RFWaves includes provisions for Vishay to pay additional consideration subject to RFWaves achieving operational targets through 2006.  The payment of this additional consideration would not be material to Vishay’s financial position or cash flows.

A charge of $1.5 million was recorded in the third quarter of 2004 in conjunction with purchased in-process research and development related to the RFWaves acquisition.

Segments

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the fourth quarter of 2004 through the fourth quarter of 2005 (dollars in thousands):

	4th Quarter 2004	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005

Semiconductors
Net revenues (1)	$269,925	$267,927	$283,053	$286,872	$304,640
Book-to-bill ratio	0.86	1.01	1.00	1.09	1.04
Gross profit margin	22.4%	22.5%	23.5%	26.0%	25.5%
Passive Components
Net revenues (2)	$272,789	$286,439	$299,335	$279,205	$289,050
Book-to-bill ratio	0.94	1.10	0.98	1.04	1.04
Gross profit margin (3)	9.5%	19.7%	21.8%	21.9%	22.5%

(1) Net revenues for the Semiconductors segment include royalty revenues of $0.5 million, $0.7 million, $0.7 million, $1.6 million, and $1.9 million for the fourth quarter 2004, first quarter 2005, second quarter 2005, third quarter 2005, and fourth quarter 2005, respectively.

(2) Net revenues for the Passive Components segment include royalty revenues of $0.6 million for the fourth quarter of 2004 and an immaterial amount of royalty revenue in the second quarter of 2005.
(3) Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and (gain) loss on purchase commitments.

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 72.8% at the end of 2005, as compared to 71.8% at the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

We are placing particular emphasis on cost reduction in our capacitor lines, which were hardest hit by the market downturn experienced from 2001 to 2003 and where the business continues to suffer from worldwide overcapacity.  During 2005, we closed our Sanford, Maine tantalum capacitor manufacturing facility.  We continue to consolidate our existing film capacitor lines within the business of BCcomponents, including transferring production to India and the People’s Republic of China after closing facilities in Germany and the Czech Republic and reducing production in Portugal and Belgium.  We also finalized the first phase of a production transfer of tantalum molded finishing operations from Israel to the People’s Republic of China.  We will begin the implementation of the second phase of this transfer during the first half of 2006.

During 2005, we closed our Norfolk, Nebraska resistors manufacturing facility.  During the second quarter of 2005, we shipped our first thin film chips from Israel, a key milestone in the planned production transfer of this product line from Germany.  During the third quarter of 2005, we announced the transfer of non-linear resistors finishing operations from Evere, Belgium to Danshui, China, and announced that we plan to close our Swindon, UK variable resistors facility and transfer production to the Czech Republic.

During 2005, we completed the closure of our Colmar, France small signal diode facility and transferred the production to the People’s Republic of China and Hungary.  We also continued the transfer of our power diode production from the Republic of China (Taiwan) to the People’s Republic of China, which was substantially completed as of the end of the third quarter of 2005, with a few product qualifications still pending.

Our 2005 restructuring plans also included the integration of acquired businesses.  The integration of the operations of Vishay MIC Technology, acquired in September 2004, into our existing Electro-Films facility was finalized ahead of plan during the second quarter of 2005.  The Pearl River, New York facility acquired in the MIC Technology acquisition is presently being marketed for sale.  We continue to integrate SI Technologies, acquired in April 2005, into our existing businesses, including consolidating the Tustin, California facility and our existing transducer and strain gage facility in Covina, California.  We expect substantial synergies from the integration of the SI Technologies business, which we expect to further enhance the profitability of our Measurements Group.

During 2005, we achieved approximately $44 million of savings as a result of our restructuring and other cost savings efforts.  In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will eventually generate additional annual cost savings of $40 million, of which we believe approximately $20 million will begin to be realized in 2006.  Our cost savings initiatives are expected to include a combination of production transfers, plant closures, and overhead streamlining.

Our restructuring plans for 2006 include moving certain back-end Siliconix division production from the Republic of China (Taiwan) to the People’s Republic of China; consolidating some locations in Hungary and Germany; shifting production for a portion of our film capacitor product lines from Belgium to India and China; shifting production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and completing a second phase of transferring our tantalum molded capacitor finishing operation from Israel to the People’s Republic of China.

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

These reduced tax rates apply to specific approved projects and are normally available for a period of ten or fifteen years.  The lower tax rates in Israel applicable to us ordinarily have resulted in increased earnings compared to what earnings would have been had statutory United States tax rates applied.  During 2005, we resolved certain tax matters with the Israeli government, resulting in a tax benefit of $6.9 million.  Including this benefit, the net impact of the tax rates in Israel was an increase in earnings of approximately $8.9 million during 2005.  However, due to write-downs of inventories and the losses on purchase commitments recorded in 2002, 2003, and 2004, the application of the Israeli tax rates rather than United States tax rates resulted in decreases in net income of $18.9 million in 2004 and $3.1 million in 2003 as compared to what earnings would have been had statutory United States tax rates applied.

Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel’s industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects are approved by the Israeli government and become operational. Israeli government grants, recorded as a reduction in the costs of products sold, were $6.9 million, $8.9 million, and $12.4 million in 2005, 2004, and 2003, respectively. At December 31, 2005, our consolidated balance sheet reflected $11.9 million in deferred grant income.

During the second quarter of 2002, the government of Israel informed us that because the headcount in our Israeli subsidiaries decreased significantly over the previous 18 months, the government intended to withhold up to $15 million in grant monies otherwise due to us.  The grant, which was made by the Israeli government under an economic stimulus program, was conditioned in part on minimum employment levels at certain of our Israeli facilities.  The Israeli government argued that we had not maintained employment at the required minimum levels.  During the fourth quarter of 2002, we settled our dispute with the government of Israel, and the government agreed to continue making grant payments to us.  Under the terms of the settlement with the Israeli government, we were required to employ at least an additional 1,500 employees in Israel by December 31, 2005 in order to preserve our eligibility for the government grant and tax benefits.  While we met the target employment level to satisfy the eligibility requirements for our Israeli government grants, economic circumstances could compel future additional layoffs.

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

Losses on purchase commitments and the related liability recorded on our consolidated balance sheet is estimated based on our contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified by the contracts.  The pricing trend for tantalum has been relatively stable since 2003.  The mix of our purchases of tantalum grades during 2004 and 2005 was significantly different than initially assumed, which resulted in adjustments to our purchase commitment liability (additional losses) in 2004 and 2005 of approximately $16.2 million and $6.0 million, respectively.  Furthermore, one of our contracts for tantalum purchases provides for price reductions in 2006 if certain conditions are met.  We have confirmed with Cabot that we have met all of these conditions, and accordingly, our estimates of our liability for these purchase commitments as of December 31, 2005 are based on the assumption that we will receive these conditional price reductions in 2006.   As a result of meeting the criteria to receive these lower contract prices for 2006, we recorded a favorable adjustment of approximately $7.0 million, resulting in a net gain of approximately $1.0 million for the year ended December 31, 2005.

If the downward market pricing trend were to resume, we could again be required to write down the carrying value of our tantalum inventory and record additional losses on our purchase commitments.  Changes in our mix of tantalum-grade purchases could also require us to record additional losses on our purchase commitments.

During the past five years, our minimum purchase commitments under the contracts with Cabot have exceeded our production requirements for tantalum capacitors.  This is expected to be the case in 2006, the final year of the contract.  Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory or purchased under the contracts.  Based on usage currently expected in 2006, our inventory on hand plus our future purchase commitments represent approximately 3 years of usage.  We have little visibility of the demand for our tantalum capacitor products beyond twelve months.  It is almost certain that our actual requirements of tantalum will differ from those projected, and likely that the difference will be material.  Also see “Contractual Commitments” below.

Palladium

Palladium is a precious metal used in the production of multi-layer ceramic capacitors that we purchase under short-term contracts.  We recorded in costs of products sold write-downs of palladium inventories to then-current market value of $0.4 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively, and a loss on purchase commitments of $0.4 million during the year ended December 31, 2004.

Foreign Currency

In 2005, we realized approximately 74% of our revenues from customers outside the United States.  Any third party sales not using the U.S. dollar as the functional currency must be reported in the local currency and be translated at the weighted average exchange rate. This translation has an impact on the net sales line of the consolidated statements of operations and also on the expense lines of the consolidated statements of operations.  We generally do not purchase foreign currency exchange contracts or other derivative instruments to hedge our exposure to foreign currency fluctuations, although we do maintain cash balances in foreign currencies to act as a natural hedge of certain net exposures.  As of December 31, 2005 and 2004, we had no outstanding foreign currency forward exchange contracts.

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

We recognize royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.  We earn royalties at the point of sale of products which incorporate licensed intellectual property.  Accordingly, the amount of royalties recognized is determined based on our licensees’ periodic reporting to us and judgments and estimates by Vishay management that we believe are reasonable.  However, it is possible that actual results may differ from our estimates.

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

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in first-out method and market based upon net realizable value.  The valuation of our inventories requires our management to make market estimates.  For instance, in the case of tantalum, we estimate market value by obtaining current quotations from available sources of supply.  For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products.  For finished goods, we must assess the prices at which we believe the inventory can be sold.  Over the past few years, we have recorded write-downs of our tantalum and palladium inventories to then-current market value.  Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

In 2005, 2004, and 2003, we recorded restructuring and severance costs of approximately $29.8 million, $47.3 million and $28.5 million, respectively, related to our existing businesses.  Our restructuring activities related to existing business were designed to reduce both our fixed and variable costs, particularly in response to the reduced demand for our products occasioned by the electronics industry downturn experienced from 2001 to 2003. These included the disposition of fixed assets and the termination of employees.  Acquisition-related restructuring costs are included in the allocation of the cost of the acquired business and generally add to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

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

Raw Material Write-Downs

In recent years, we took charges against contractual commitments to purchase tantalum powder and wire through 2006 and wrote-down our existing inventory of tantalum ore, powder and wire to then-present market value.  We did this because the current market prices of tantalum are substantially below the prices at which we are committed to purchase tantalum in the future under long-term contracts and the prices at which we were carrying our tantalum raw materials inventory.  These actions involved significant judgments on our part, including decisions of whether to take these charges and write-downs, their timing and their amount.

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

Losses on purchase commitments and the related liability recorded on our consolidated balance sheet is estimated based on our contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified by the contracts.  There is no established market on which tantalum raw materials are regularly traded and quoted.  We based our determination of current market price on quotations from two suppliers of these materials.  We cannot say that the prices at which we could currently enter into contracts for the purchase of tantalum would be the same as these quoted prices.  Had we made other assumptions on current and future prices for tantalum, the amount of the inventory write-downs and the losses on our purchase commitments would have been different.  The pricing trend for tantalum has been relatively stable since 2003.  The mix of our purchases of tantalum grades during 2005 and 2004 was significantly different than initially assumed, which resulted in adjustments to our purchase commitment liability being recorded.  Furthermore, one of our contracts with Cabot for tantalum purchases provides for price reductions in 2006 if certain conditions are met.  We have confirmed with Cabot that we have met all of these conditions, and accordingly, our estimates of our liability recorded for these purchase commitments as of December 31, 2005 are based on the assumption that we will receive these conditional price reductions in 2006.

If the downward market pricing trend were to resume, we could again be required to write down the carrying value of our tantalum inventory and record additional losses on our purchase commitments.  Changes in our mix of tantalum-grade purchases could also require us to record additional losses on our purchase commitments.

If tantalum prices were to recover in the future, we would not reverse the write-downs that we have taken on our raw materials inventory, so that our cost of materials will continue to reflect these write-downs regardless of future price increases in tantalum.  This could have the effect of increasing the earnings that we realize in future periods.

Based upon similar considerations, we recorded write-downs of our palladium inventory to market value in 2004 and 2003.  We also recorded a loss on purchase commitments for palladium in 2004.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition.  Goodwill is tested for impairment at least annually.  These tests will be performed more frequently if there are triggering events.  Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. The comparable companies utilized in our evaluation are the members of our peer group included in the presentation of our stock performance in our annual proxy statement.   If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We noted no impairment in our annual assessment of goodwill during the years ended December 31, 2005, 2004, or 2003.

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

During the years ended December 31, 2005, 2004 and 2003, we recorded asset write-downs of $11.4 million, $27.3 million, and $1.0 million, respectively.  Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices.  Asset write downs in 2005 and 2004 also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans.

Income Taxes

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.  We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions will be challenged and that our positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation.  These accruals are based on management’s best estimate of potential tax exposures.  When particular matters arise, a number of years may elapse before such matters are audited and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.  During 2004 and 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of our application for tax incentives in certain jurisdictions.

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions.   Significant judgment is required in determining the expected future realizability of these deferred tax assets.  We periodically evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Years ended December 31,

	2005	2004	2003

Costs of products sold	77.1%	76.3%	77.9%
Gross profit*	23.0%	23.0%	21.6%
Selling, general & administrative expenses	16.4%	16.0%	17.5%
Operating income	4.2%	3.9%	2.7%
Earnings before taxes & minority interest	3.4%	2.9%	2.1%
Net earnings	2.7%	1.9%	1.2%
Effective tax rate	15.1%	19.6%	24.8%

* - Reflects (gain) loss on purchase commitments of $(1.0) million, $16.6 million, and $11.4 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Net Revenues

Net revenues for the year ended December 31, 2005 were $118.1 million, or 5% less than net revenues for the year ended December 31, 2004.  Net revenues for 2005 include royalty revenues of $4.9 million, versus $1.1 million in 2004.   The decrease in net product sales in 2005 compared to 2004 is primarily attributable to the comparatively depressed market conditions experienced in the first half of 2005 versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  The first half of 2004 was also favorably impacted by distributors building inventory.  For the year ended December 31, 2005, unit sales volume decreased by 0.6% and average selling prices decreased by 4.5% versus 2004.  Currency changes had a minimal impact on net revenues compared to 2004.

Sales to each of our end-use markets during 2005 were less than sales in 2004, although market conditions in many end-use market segments have improved in 2005 as compared to the second half of 2004.  For example, the industrial market continued to be strong worldwide.  The automotive market continued to be strong in Europe and Japan, although results for U.S. automotive customers were disappointing.  Growth in the laptop and PC market, driven by technical progress, resulted in improvements in the second quarter of 2005, ahead of a substantial seasonal upturn noticed in the third quarter of 2005.   In the telecommunications sector, the worldwide move to 3G mobile phones increased sales of our products for end-uses in the sector during 2005, principally in the first and third quarters.  During 2005, sales of products for use in consumer products were relatively strong in the U.S., and improved in Asia, although they remained weak in Europe.

Net revenues for the year ended December 31, 2004 increased by $244.1 million, or 11% over the prior year.  Net revenues for 2004 included royalty revenues of $1.1 million versus zero in 2003.  The increase in net sales was attributable to strong volumes and positive foreign currency effects, partially offset by lower pricing.  Despite the weaker market conditions during the second half of 2004 compared to the first half of 2004, virtually all market segments performed better during 2004 versus 2003.  Telecom (networks and mobile phones) was particularly strong in Asia and Europe during the first half of 2004.  Automotive products were solid in 2004, particularly in Europe.   Industrial products were strong throughout all of 2004.   In the consumer products segment, we noted some softening in Asia during the second half of 2004, especially compared to the strong conditions noted during the first half of the year.  The European consumer products segment was relatively weak during 2004. During the second half of 2004, we also noted a slow-down in notebook computers and mobile phones, mainly impacting sales in Asia.  The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 2004 resulted in increases in reported revenues of $81 million as compared to 2003.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $51.8 million, $51.4 million, and $67.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, or, as a percentage of gross sales 2.2%, 2.1%, and 3.0%, respectively.  Actual credits issued under the programs for the years ended December 31, 2005, 2004 and 2003 were approximately $53.8 million, $55.9 million, and $62.4 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.  The general decrease in the incentives since 2003 is indicative of the generally improving business climate affecting our distributors and the electronic component industry.  The decrease is also attributable to changes in our pricing structure during 2004 to more closely match the distributors’ pricing structure to their end-use customers.

Gross Profit and Margins

Costs of products sold as a percentage of net revenues for the year ended December 31, 2005 was 77.1%, as compared to 76.3% for the year ended December 31, 2004.  Gross profit as a percentage of net revenues for the year ended December 31, 2005 was 23.0%, the same as the prior year.  Gross profit margins for 2005 reflect lower average selling prices, partially offset by the impact of our cost reduction programs.  Gross profit margins for 2005 also reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.0 million, compared to losses on tantalum purchase commitments of $16.2 million and losses on palladium purchase commitments of $0.4 million during 2004.

Costs of products sold as a percentage of net revenues for the year ended December 31, 2004 was 76.3%, as compared to 77.9% for the prior year.  Gross profit as a percentage of net sales for the year ended December 31, 2004 was 23.0% as compared to 21.6% for the prior year. Gross profit margins for 2004 were favorably impacted by volume increases and our cost reduction programs, partially offset by lower pricing.  Gross profit for 2004 reflected a write-down of palladium inventories to current market value of $0.4 million, included in cost of goods sold, and losses on tantalum purchase commitments of $16.2 million and losses on palladium purchase commitments of $0.4 million.  Gross profit for 2003 reflected a write-down of tantalum and palladium inventories to then-current market value of $7.0 million, which was included in cost of goods sold, and losses on tantalum purchase commitments of $11.4 million.

See “Israeli Government Incentives” regarding Israeli government grants, which are recorded as a reduction to costs of products sold.

Segments

Discussion and analysis of sales and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

	Years ended December 31,

(In thousands)	2005	2004	2003

Net revenues	$1,142,492	$1,204,094	$1,065,741
Gross margin percentage	24.4%	26.8%	26.1%

Net revenues of the Semiconductors segment for the year ended December 31, 2005 were $1,142.5 million, as compared to $1,204.1 million for the year ended December 31, 2004, a decrease of 5%.  The decrease in net product sales in 2005 compared to 2004 is primarily attributable to the comparatively depressed market conditions experienced in the first half of 2005 versus the very favorable worldwide macroeconomic factors which resulted in a very strong first half of 2004.  For the full year 2005, unit sales volume increased by 0.9%, which was more than offset by a decrease in average selling prices of 6.1% versus 2004.  Currency changes had a minimal impact on net revenues compared to 2004.  Gross profit as a percentage of net revenues in 2005 was 24.4%, compared to 26.8% in 2004, principally due to the decline in average selling prices during 2005, partially offset by our cost cutting efforts.

Net revenues of the Semiconductors segment for the year ended December 31, 2004 were $1,204.1 million, as compared to $1,065.7 million for the year ended December 31, 2003, an increase of 13%.  The increase in sales in 2004 was primarily attributable to increased volumes and the positive impact of foreign currency exchange rates, partially offset by lower prices versus 2003.  The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 2004 resulted in increases in reported revenues of $34 million as compared to 2003.  Our Semiconductors business was particularly impacted by the decline in distributor orders noted in the second half of 2004.  Despite these sequential declines in sales as compared to the first half of 2004, demand was stronger across all product lines and virtually all market segments versus 2003.  Volumes increased approximately 15% in 2004, which was offset by a 4% decline in average selling prices versus the prior year.   The volume increase was due to improved market conditions, and also due to the absence of the 2003 SARS-related sales declines in Asia, particularly at our Siliconix subsidiary, which sells approximately 70% of its products to customers in Asia.  Gross margins were 26.8%, as compared to 26.1% for the prior year.  The improvement in margins was attributable to higher volumes and lower costs.

Passive Components

	Years ended December 31,

(In thousands)	2005	2004	2003

Net revenues	$1,154,029	$1,210,560	$1,104,856
Gross margin percentage	21.5%	19.2%	17.3%

Net revenues of the Passive Components segment for the year ended December 31, 2005 were $1,154.0 million, as compared to $1,210.6 million for the year ended December 31, 2004, a decrease of 5%.  The acquisition of SI Technologies on April 28, 2005 contributed $21 million to revenues for the year ended December 31, 2005.  The decrease in net revenues in 2005 versus 2004 is attributable to the comparably depressed market conditions experienced in 2005 versus the comparably favorable worldwide macroeconomic factors in 2004, particularly a very strong first half of 2004.  For the year ended December 31, 2005, unit sales volume decreased by 2.8% and average selling prices decreased by 2.2% versus the year ended December 31, 2004.  Currency changes had a minimal impact on net revenues compared to 2004. Gross profit as a percentage of net revenues in 2005 was 21.5%, compared to 19.2% in 2004, principally due to adjustments to our purchase commitment liabilities representing a gain of $1.0 million for 2005 and a loss of $16.6 million for 2004.   This improvement was partially offset by the declines in sales volume and average selling prices versus 2004.

Several significant cost reduction programs have been initiated in all Passive Components product lines, including combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

Net revenues of the Passive Components segment for the year ended December 31, 2004 were $1,210.6 million, as compared to $1,104.9 million for the year ended December 31, 2003, an increase of 10%.  The increase in net revenues was attributable to volume increases in all Passive Components product lines and the positive impact of foreign currency exchange rates, partially offset by price declines.   Volumes increased approximately 11% in 2004, which was offset by a 5% decline in average selling prices versus 2003.   The weakening of the U.S. dollar against foreign currencies for the year ended December 31, 2004 resulted in increases in reported revenues of $47 million as compared to 2003.    Gross profit as a percentage of net revenues in 2004 were 19.2% as compared to 17.3% for 2003.  Margins were affected negatively by raw material related write-downs in both 2004 and 2003.  During 2004, we recorded write-downs of $0.4 million to reduce palladium inventories to market value.  We also recorded losses on tantalum purchase commitments of $16.2 million and on palladium purchase commitments of $0.4 million during 2004.  During 2003, we recorded write-downs of $7.0 million to reduce tantalum and palladium inventories to then-current market value, and losses on purchase commitments for future delivery of tantalum of $11.4 million.  The improvement in gross margins in 2004 is primarily due to lower inventory-related charges, higher volume, lower obsolescence costs, and our cost reduction programs, partially offset by lower prices.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses were 16.4% of net revenues for 2005 as compared to 16.0% of net revenues for the prior year.  The increase in this percentage is largely attributable to a decrease in product sales, as SG&A expenses for 2005 have decreased by $9.4 million versus 2004.  The Company’s cost reduction initiatives referred to above also target SG&A costs.

SG&A expenses for the year ended December 31, 2004 were 16.0% of net revenues as compared to 17.5% of net revenues for the year ended December 31, 2003.  The reduction in this percentage is largely due to increased sales, but also reflected progress in our cost reduction initiatives, including streamlining the operations of BCcomponents, which we acquired in December 2002.  This improvement, as a percentage of revenues, was achieved despite increased costs associated with Sarbanes-Oxley compliance requirements.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above and in Note 4 to our consolidated financial statements.

We continued our restructuring activities during 2005, recording restructuring and severance costs of $29.8 million, and recording related asset write-downs of $11.4 million.  Our restructuring programs initiated in 2005 are part of a plan to reduce annual fixed costs by approximately $50 million.  We are also investigating other cost savings initiatives to generate an additional $40 million in annual cost savings beginning in 2006.

Our restructuring program has been on-going since 2001.  We recorded restructuring and severance costs for the years ended December 31, 2004, 2003, 2002 and 2001 of $47.3 million, $28.5 million, $18.6 million, and $40.9 million, respectively.  We also recorded asset write-downs of $27.3 million, $1.0 million, $12.4 million, and $21.0 million during the years ended December 31, 2004, 2003, 2002, and 2001, respectively.  We have realized, and expect to continue to realize, annual cost savings associated with the restructuring activities initiated in 2001, 2002, 2003, and 2004.

Restructuring and severance costs are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These amounts are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.

Other Income (Expense)

2005 Compared to 2004

Interest expense for the year ended December 31, 2005 decreased by $0.7 million as compared to the prior year.  This decrease is primarily attributable to the repurchase of $102.1 million of our Liquid Yield Option™ Notes (“LYONs”) during the second quarter of 2004, partially offset by an increase in the interest rate on our variable rate exchangeable notes.

The following tables analyze the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,

	2005	2004	Change

Foreign exchange gain (loss)	$731	$(2,310)	$3,041
Interest income	13,880	8,702	5,178
Dividend income	342	490	(148)
Losses on disposal of property and equipment	(202)	(1,697)	1,495
Other	(53)	38	(91)
Incentive from Chinese government	703	2,377	(1,674)
Favorable settlement of note receivable	—	3,100	(3,100)

	$15,401	$10,700	$4,701

The year ended December 31, 2004 includes a one-time gain of $3.1 million due to the favorable settlement of an outstanding note receivable.  There was no comparable item in 2005.

2004 Compared to 2003

Interest expense for the year ended December 31, 2004 decreased by $5.0 million, as compared to the prior year.   This decrease was primarily attributable to repayment of debt with the proceeds of lower interest rate debt issued in the third quarter of 2003.  These proceeds, from our issuance of our 3-5/8% convertible subordinated notes, were used to repay approximately $171 million principal amount of General Semiconductor’s 5.75% convertible notes, approximately $97 million accreted principal amount of our LYONs and $130 million in borrowings under our revolving credit facility in the third quarter of 2003.  Additionally, on June 4, 2004, we repurchased $102.1 million accreted principal amount of our LYONs through the issuance of 5,534,905 shares of common stock.

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

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,

	2004	2003	Change

Foreign exchange loss	$(2,310)	$(5,235)	$2,925
Interest income	8,702	7,228	1,474
Dividend income	490	96	394
Losses on disposal of property and equipment	(1,697)	(2,521)	824
Other	38	(1,062)	1,100
Gain on interest rate swap	—	3,783	(3,783)
Incentive from Chinese government	2,377	—	2,377
Favorable settlement of note receivable	3,100	—	3,100

	$10,700	$2,289	$8,411

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

Minority Interest

Minority interest in earnings decreased $7.8 million for the year ended December 31, 2005 as compared to the prior year, primarily due to our acquisition of the minority interest in Siliconix on May 12, 2005.  Siliconix earnings for the year-to-date period through May 12, 2005 were lower than for the comparable prior year period.

Minority interest in earnings increased by $3.5 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to an increase in net earnings of Siliconix, of which we owned 80.4% of the outstanding shares during those years.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the year ended December 31, 2005 was 15.1%, as compared to 19.6% for the year ended December 31, 2004, and 24.8% for the year ended December 31, 2003.

Income tax expense for 2005 was impacted by benefits totaling $9.0 million, primarily due to favorable foreign tax rulings.  The effective tax rates for 2005 reflect this net benefit, partially offset by the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.  Income tax expense for 2005 was also impacted by the favorable completion of an audit of our consolidated U.S. tax returns for the years 2000 through 2002, and related carryback years, offset by the tax impact of repatriating $130 million of earnings that had previously been expected to be reinvested outside of the United States indefinitely.  The repatriation allowed us to utilize a portion of our net operating loss carryforwards in the United States.  The net tax expense of these items was immaterial.

The effective tax rate for the year ended December 31, 2004 reflects the favorable settlement of a tax audit in Germany, which resulted in a decrease in tax expense of $10.6 million.

The effective tax rates for 2005, 2004, and 2003 reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $622.6 million as of December 31, 2005. We had an additional $9.9 million invested in highly-liquid short-term investments as of December 31, 2005.  Approximately $466.5 million (75%) of our cash balance at December 31, 2005 was held by our non-U.S. subsidiaries.  This compares to approximately 94% of our cash held by non-U.S. subsidiaries at December 31, 2004.  During the third quarter of 2005, we repatriated approximately $130 million of earnings generated by our non-U.S. subsidiaries.  Under U.S. tax law, any repatriation of earnings and cash back to the United States is deemed to be a dividend and is subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  At the present time, we expect our remaining cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Our financial condition as of December 31, 2005 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, compared to a ratio of 3.3 to 1 at December 31, 2004.  The increase in this ratio is primarily due to the payment of various liabilities, including the payment of accrued restructuring costs at various locations.  Our ratio of long-term debt, less current portion, to stockholders’ equity was 0.26 to 1 at December 31, 2005, as compared to a ratio of 0.27 to 1 at December 31, 2004.  The improvement in this ratio during 2005 is primarily due to an increase in equity as a result of our issuance of common stock to complete the acquisition of the Siliconix minority interest.

Cash flows from operations were $202.9 million for the year ended December 31, 2005 as compared to $233.1 million for the year ended December 31, 2004, despite increased earnings.   The decrease is primarily due to changes in working capital resulting from cash payments related to our restructuring activities and for purchases of tantalum under our purchase commitments with Cabot.

Cash paid for property and equipment for the year ended December 31, 2005 was $136.7 million, as compared to $158.6 million in the prior year.  In 2005, we made an additional $5.9 million of capital expenditures pursuant to capital lease agreements.  Our capital expenditures are projected to be approximately $170 million in 2006, principally to expand capacity in the Semiconductors businesses.  Purchase of businesses, net of cash acquired, of $26.4 million for 2005 represents the cash paid to acquire SI Technologies, the assets of CyOptics Israel, and Alpha Electronics K.K., plus cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.  Purchase of businesses, net of cash acquired, of $24.9 million for 2004 represents cash payments for the acquisition of the assets of RFWaves and Aeroflex Pearl River, Inc. (renamed Vishay MIC Technology, Inc.), and payments made related to liabilities assumed from previous acquisitions.

Our debt levels are essentially the same at December 31, 2005 as they were at December 31, 2004, primarily due to approximately $8 million of debt assumed in the Alpha Electronics K.K. transaction and accretion of interest on our LYONs of approximately $4 million, offset by repayments of amounts outstanding on our revolving credit facility of $11 million.

At December 31, 2005, we had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $70.8 million, of which approximately $66.2 million was unused.

We maintain a secured revolving credit facility of $400 million, which expires in May 2007.  At December 31, 2005, there were no amounts outstanding under the revolving credit facility, as compared to $11.0 million outstanding at December 31, 2004. The amounts outstanding under the revolving credit facility at December 31, 2004 represented $11.0 million borrowed by our Asian subsidiary.  These amounts were fully repaid in the second quarter of 2005.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at December 31, 2005.  Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at December 31, 2005, as calculated pursuant to the terms of the credit facility, was $1,242 million, which is $302 million more than the minimum required under the related credit facility covenant.

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

Contractual Commitments

As of December 31, 2005 we had contractual obligations as follows (in thousands):

		Payments due by period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Long-term debt	$753,086	$1,533	$4,573	$899	$746,081
Interest payments on long-term debt	817,382	26,006	45,725	45,004	700,647
Capital and operating leases	137,032	29,192	30,091	22,231	55,518
Expected pension and postretirement plan funding	326,293	25,610	57,136	62,327	181,220
Estimated costs to complete construction in progress	23,400	23,400	—	—	—
Purchase commitments -tantalum	67,100	67,100	—	—	—
Purchase commitments -Tower	196,000	14,000	51,000	58,000	73,000
Purchase commitments - other	111,000	48,000	54,000	9,000	—

Total contractual cash obligations	$2,431,293	$234,841	$242,525	$197,461	$1,756,466

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

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102.   Various factors could have a material effect on the amount of future interest payments.  These factors include the facts that substantially all of our debt instruments are convertible into common stock, that the holders of our LYONs due 2021 and our convertible subordinated notes due 2023 have an option to “put” these notes to us on specified dates, and that interest commitments for our variable-rate exchangeable notes due 2102 are based on the rate prevailing at December 31, 2005.  Commitments for interest payments on long-term debt also include commitment fees under our revolving credit facility, which expires in May 2007.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products.  Our Siliconix division has an agreement with Tower Semiconductor, pursuant to which we will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  We must pay for any short-fall in minimum order quantities specified under the agreement.  Acceleration of wafer delivery generally relieves obligations in the later years of the agreement.  The commitments set forth above represent the minimum monthly quantities per year.  We expect our orders to approximate this delivery schedule.

In 2004, our Siliconix division entered a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  The agreement calls for Siliconix to provide a rolling twelve month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to use its best efforts not to reduce the average monthly demand rate below a specified threshold (“best efforts threshold”).  The purchase commitments in the table above represent the minimum commitments for year one (based on the fixed quantities for months one through six and the minimum average quantities for months seven through twelve), and the expected minimum commitment based on the best efforts threshold for the remainder of the agreement.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

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

For a further discussion of long-term debt, pensions, operating leases, and purchase commitments, see Notes 6, 11, 13, and 15 to our consolidated financial statements.

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

Several new accounting pronouncements were issued during 2005, as more fully described in Note 1 to our consolidated financial statements.  The adoption of these new standards, some of which are not effective until future periods, is not expected to have a material effect on our financial position, results of operations or liquidity.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility. At December 31, 2005, there were no amounts outstanding under this facility, as compared to $11 million at December 31, 2004.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. The impact of interest rate instruments on our results of operations in each of the three years ended December 31, 2005, 2004, and 2003 was not significant. See Notes 6 and 14 to our consolidated financial statements for components of our long-term debt and interest rate swap arrangements.

In August 1998, we entered into six interest rate swap agreements with a total notional amount of $300 million to manage interest rate risk related to our multicurrency revolving line of credit. As of December 31, 2002, five of these six agreements had been terminated. The remaining agreement had a notional amount of $100 million and required us to make payments to the counterparty at variable rates based on USD-LIBOR-BBA rates.  This agreement expired in 2003.  During the year ended December 31, 2003, we had a pretax gain of approximately $3.8 million related to the expiration of the final swap agreement.  See Note 14 to our consolidated financial statements.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of December 31, 2005, we did not have any outstanding foreign currency forward exchange contracts.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and has expressed an unqualified opinion on those consolidated financial statements, as stated in their report which is included herein on page F-2. Ernst & Young LLP has also issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

Changes in Internal Control Over Financial Reporting

The Company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has discussed with the Company’s Audit Committee and independent registered public accounting firm areas identified for improvement.

During each quarter of 2005, management instituted interim measures to ensure the accuracy of reported financial results.  These interim measures included: (a) redirecting existing staff resources to focus on accounting for accruals, purchase commitments, fixed asset account reconciliations, and intercompany reconciliations among our wholly owned subsidiaries, which were areas that resulted in the audit adjustments that were identified and recorded as of December 31, 2004; (b) utilizing consultants and temporary employees in certain locations; and (c) requiring local management at all locations to perform enhanced analytical procedures and to report the results of those procedures to corporate management.

These interim measures did not represent the ideal solution, and management has taken and will continue to take the necessary steps to more permanently improve the Company’s internal control over financial reporting.  To date, these additional steps have included: (a) hiring additional internal audit personnel worldwide; (b) hiring additional financial managers in certain regions; (c) institutionalizing the analytical procedures performed by local management as part of the quarterly closes; (d) streamlining the Company’s complex subsidiary structure where possible; and (e) implementing a modified corporate financial consolidation software package.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain information required under this Item with respect to our Executive Officers is set forth in Part I, Item 4A hereof under the caption “Executive Officers of the Registrant.”

Other information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2005, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2005, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2005, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2005, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2005, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2005 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

	3.2	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarter ended July 2, 2005.

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

10.3

Second Amended and Restated Vishay Intertechnology, Inc. Long Term Revolving Credit Agreement and Consent, made as of July 31, 2003, by and among Vishay Intertechnology, Inc., the Permitted Borrowers (as defined), the Lenders signatory thereto and Comerica Bank, as Co-lead Arranger, Co-Book Running Manager and Administrative agent, et al. Incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K for the year ended December 31, 2003.

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

10.10

Agreement Amending Supply Agreements among Cabot Corporation through its Cabot Performance Materials Division, Vishay Sprague, Inc. and Vishay Intertechnology, Inc., dated as of June 6, 2002. Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 2002.

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

March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Principal Executive Officer:

/s/ Dr. Gerald Paul	President, Chief Executive Officer, Chief Operating Officer, and Director	March 8, 2006

Dr. Gerald Paul

Principal Financial and Accounting Officer:

/s/ Richard N. Grubb	Executive Vice President, Treasurer, and Chief Financial Officer	March 8, 2006

Richard N. Grubb

Board of Directors:

/s/ Dr. Felix Zandman	Chairman of the Board of Directors	March 8, 2006

Dr. Felix Zandman

/s/ Marc Zandman	Vice-Chairman of the Board of Directors	March 8, 2006

Marc Zandman

/s/ Philippe Gazeau	Director	March 8, 2006

Philippe Gazeau

/s/ Zvi Grinfas	Director	March 8, 2006

Zvi Grinfas

/s/ Eli Hurvitz	Director	March 8, 2006

Eli Hurvitz

/s/ Abraham Ludomirski	Director	March 8, 2006

Abraham Ludomirski

/s/ Ziv Shoshani	Director	March 8, 2006

Ziv Shoshani

/s/ Mark I. Solomon	Director	March 8, 2006

Mark I. Solomon

/s/ Thomas C. Wertheimer	Director	March 8, 2006

Thomas C. Wertheimer

/s/ Ruta Zandman	Director	March 8, 2006

Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Vishay Intertechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vishay Intertechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Vishay Intertechnology, Inc. and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 2006

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$622,577	$632,700
Short-term investments	9,925	—
Accounts receivable, net of allowances for doubtful accounts of $9,643 and $13,669, respectively	350,850	351,710
Inventories:
Finished goods	149,709	155,195
Work in process	181,125	176,082
Raw materials	157,036	186,696
Deferred income taxes	39,115	43,786
Prepaid expenses and other current assets	96,295	136,251

Total current assets	1,606,632	1,682,420
Property and equipment, at cost:
Land	92,650	97,398
Buildings and improvements	406,798	428,829
Machinery and equipment	1,684,736	1,668,225
Construction in progress	67,229	75,974
Allowance for depreciation	(1,160,821)	(1,098,611)

	1,090,592	1,171,815
Goodwill	1,434,901	1,435,121
Other intangible assets, net	174,220	127,797
Other assets	221,246	221,437

Total assets	$4,527,591	$4,638,590

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2005	December 31, 2004

Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$3,473	$3,727
Trade accounts payable	142,709	131,243
Payroll and related expenses	118,814	131,128
Other accrued expenses	173,982	218,257
Income taxes	29,655	29,631
Current portion of long-term debt	1,533	51

Total current liabilities	470,166	514,037
Long-term debt less current portion	751,553	752,145
Deferred income taxes	27,091	14,017
Deferred grant income	11,896	18,723
Other liabilities	149,938	236,591
Accrued pension and other postretirement costs	256,986	232,142
Minority interest	4,109	97,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 169,461,961 and 151,423,558 shares outstanding after deducting 274,173 and 332,850 shares in treasury	16,946	15,142
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 14,679,440 and 14,679,440 shares outstanding after deducting 279,453 shares in treasury	1,468	1,468
Capital in excess of par value	2,225,966	2,028,253
Retained earnings	657,166	594,892
Unearned compensation	(95)	(152)
Accumulated other comprehensive (loss) income	(45,599)	133,732

	2,855,852	2,773,335

	$4,527,591	$4,638,590

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,

	2005	2004	2003

Net revenues	$2,296,521	$2,414,654	$2,170,597
Costs of products sold	1,769,978	1,842,080	1,690,267
(Gain) loss on purchase commitments	(963)	16,613	11,392

Gross profit	527,506	555,961	468,938
Selling, general, and administrative expenses	376,912	386,346	380,011
Siliconix transaction-related expenses	3,751	—	—
Purchased in-process research and development	9,694	1,500	—
Restructuring and severance costs	29,772	47,250	28,546
Asset write-downs	11,416	27,296	1,014

Operating income	95,961	93,569	59,367
Other income (expense):
Interest expense	(33,590)	(34,252)	(39,226)
Loss on extinguishment of debt	—	—	(9,910)
Gain on insurance claim	—	—	33,906
Other	15,401	10,700	2,289

	(18,189)	(23,552)	(12,941)

Earnings before taxes and minority interest	77,772	70,017	46,426
Income tax provision	11,737	13,729	11,528
Minority interest	3,761	11,592	8,056

Net earnings	$62,274	$44,696	$26,842

Basic earnings per share	$0.35	$0.27	$0.17
Diluted earnings per share	$0.34	$0.27	$0.17
Weighted average shares outstanding - basic	177,606	163,701	159,631
Weighted average shares outstanding - diluted	189,321	165,938	160,443

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,

	2005	2004	2003

Operating activities
Net earnings	$62,274	$44,696	$26,842
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	188,900	202,580	194,055
Loss on disposal of property and equipment	202	1,697	2,521
Minority interest in net earnings of consolidated subsidiaries	3,761	11,592	8,056
Purchased in-process research and development	9,694	1,500	—
Gain on interest rate swap	—	—	(3,783)
Accretion of interest on convertible debentures	3,997	5,138	8,396
Write-downs of tantalum and palladium inventories	—	400	6,991
Inventory write-offs for obsolescence	25,826	32,226	54,285
Changes in purchase commitment liability	(45,241)	(24,890)	(16,608)
Gain on insurance claim	—	—	(33,906)
Loss on extinguishment of debt	—	—	9,910
Asset write-downs	11,416	27,296	1,014
Deferred grant income	(6,914)	(8,936)	(12,359)
Prepayment to Tower Semiconductor	—	(20,000)	—
Other	(6,853)	1,156	(24,307)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(13,454)	30,526	(5,634)
Inventories	(28,238)	(35,292)	(30,448)
Prepaid expenses and other current assets	41,509	17,328	51,367
Accounts payable	13,072	(30,280)	25,474
Other current liabilities	(57,077)	(23,653)	(6,110)

Net cash provided by operating activities	202,874	233,084	255,756

Investing activities
Capital expenditures	(136,714)	(158,627)	(126,635)
Proceeds from sale of property and equipment	14,379	10,446	19,349
Proceeds from sale of AeroGo	1,751	—	—
Purchase of short-term investments	(9,925)	—	—
Purchase of software license	—	(4,500)	—
Purchase of businesses, net of cash acquired	(26,371)	(24,892)	(41,161)

Net cash used in investing activities	(156,880)	(177,573)	(148,447)

Financing activities
Proceeds from long-term borrowings, net of issuance costs	—	87	484,206
Principal payments on long-term debt	(8,905)	(3,351)	(284,595)
Net (payments) borrowings on revolving credit lines	(11,000)	11,000	(111,000)
Net changes in short-term borrowings	(2,434)	(13,700)	(316)
Stock issuance costs	—	(163)	—
Proceeds from stock options exercised	401	9,185	4,740

Net cash (used in) provided by financing activities	(21,938)	3,058	93,035
Effect of exchange rate changes on cash and cash equivalents	(34,179)	18,591	15,258

(Decrease) increase in cash and cash equivalents	(10,123)	77,160	215,602
Cash and cash equivalents at beginning of year	632,700	555,540	339,938

Cash and cash equivalents at end of year	$622,577	$632,700	$555,540

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	$14,429	$1,538	$1,910,994	$523,354	$(413)	$(91,115)	$2,358,787
Net earnings	—	—	—	26,842	—	—	26,842
Foreign currency translation adjustment	—	—	—	—	—	111,369	111,369
Minimum pension liability adjustment	—	—	—	—	—	5,016	5,016
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	1,622	1,622
Gain on derivative financial instruments	—	—	—	—	—	2,462	2,462

Comprehensive income							147,311

Stock issued (14,000 shares)	2	—	212	—	(214)	—	—
Stock options exercised (356,313 shares)	36	—	4,704	—	—	—	4,740
Fair value of modifications to nonemployee stock options	—	—	1,776	—	—	—	1,776
Tax effects relating to stock plan	—	—	1,099	—	—	—	1,099
Conversions from Class B to common (1,018 shares)	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	321	—	321

Balance at December 31, 2003	14,467	1,538	1,918,785	550,196	(306)	29,354	2,514,034
Net earnings	—	—	—	44,696	—	—	44,696
Foreign currency translation adjustment	—	—	—	—	—	85,549	85,549
Minimum pension liability adjustment	—	—	—	—	—	20,150	20,150
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(1,321)	(1,321)

Comprehensive income							149,074

Stock issued (2,000 shares)	—	—	31	—	(31)	—	—
Stock issued for LYONs repurchase (5,534,905 shares), net of issuance costs	553	—	98,843	—	—	—	99,396
Fair value of phantom stock grants	—	—	561	—	—	—	561
Stock options exercised (515,204 shares)	52	—	9,033	—	—	—	9,085
Tax effects relating to stock plan	—	—	100	—	—	—	100
Options issued – RFWaves acquisition	—	—	900	—	—	—	900
Conversions from Class B to common (702,856 shares)	70	(70)	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	185	—	185

Balance at December 31, 2004	$15,142	$1,468	$2,028,253	$594,892	$(152)	$133,732	$2,773,335

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	$15,142	$1,468	$2,028,253	$594,892	$(152)	$133,732	$2,773,335
Net earnings	—	—	—	62,274	—	—	62,274
Foreign currency translation adjustment	—	—	—	—	—	(104,262)	(104,262)
Minimum pension liability adjustment	—	—	—	—	—	(75,319)	(75,319)
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	250	250

Comprehensive loss							(117,057)

Stock issued (4,978 shares)	—	—	59	—	(59)	—	—
Stock issued for Siliconix acquisition (17,985,476 shares)	1,799	—	196,761	—	—	—	198,560
Fair value of phantom stock grants	—	—	497	—	—	—	497
Stock options exercised (48,931 shares)	5	—	273	—	—	—	278
Tax effects relating to stock plan	—	—	123	—	—	—	123
Cancellation of shares (982 shares)	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	116	—	116

Balance at December 31, 2005	$16,946	$1,468	$2,225,966	$657,166	$(95)	$(45,599)	$2,855,852

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Financial Statements

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) is an international manufacturer and supplier of semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors.  Electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronics products, telecommunications, military/aerospace, and medical industries.

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

As a result of a concentrated effort to defend its intellectual property and generate additional licensing income, Vishay began receiving royalties in the fourth quarter of 2004.  The Company expects royalty revenues to increase and continues to seek to expand its royalty streams.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.  Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property.  Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.  Royalty revenues, included in net revenues on the consolidated statements of operations, were $4,916,000 and $1,078,000 for the years ended December 31, 2005 and 2004, respectively.

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

Research and Development Expenses

Research and development costs are expensed as incurred.  The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $48,634,000, $51,008,000, and $45,377,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $6,914,000, $8,936,000, and $12,359,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Grants receivable of $3,336,000 and $3,568,000 are included in other current assets at December 31, 2005 and 2004, respectively. Deferred grant income was $11,896,000 and $18,723,000 at December 31, 2005 and 2004, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws or other factors.  If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased resulting in increased tax expense.  Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets, for which a valuation allowance has been established, then the related portion of the valuation allowance can be released resulting in decreased tax expense.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with maturities greater than three months are classified as short-term investments.

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Bad debt expense was $1,929,000, $3,444,000, and $4,181,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service.  The estimated cost to complete construction in progress at December 31, 2005 was approximately $23.4 million.  Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $174,439,000, $191,132,000, and $180,706,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests will be performed more frequently if there are triggering events.  The Company has assigned an indefinite useful life to most of its tradenames.

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven to twenty-five years.  Capitalized software is being amortized over periods of three to ten years.  Customer relationships are being amortized over useful lives of ten to fifteen years.  Noncompete agreements are being amortized over periods of one to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit using a comparable companies market multiple approach. If the net book value of the reporting unit were to exceed the fair value, the Company would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year.  It was determined that no impairment existed based on the annual impairment tests for 2005, 2004 and 2003.

The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.  The annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year.  It was determined that no impairment existed based on the annual impairment tests for 2005, 2004 and 2003.

Note 1 – Summary of Significant Accounting Policies (continued)

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

At December 31, 2005 and 2004, the Company had no outstanding derivative instruments.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

If compensation cost for the Company’s stock option programs had been determined using the fair-value method prescribed by SFAS No. 123, the Company’s results would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended December 31,

	2005	2004	2003

Net income, as reported	$62,274	$44,696	$26,842
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	323	365	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(788)	(1,385)	(1,612)

Pro forma net income	$61,809	$43,676	$25,230

Earnings per share:
Basic, as reported	$0.35	$0.27	$0.17

Basic, pro forma	$0.35	$0.27	$0.16

Diluted, as reported	$0.34	$0.27	$0.17

Diluted, pro forma	$0.34	$0.26	$0.16

Note 1 – Summary of Significant Accounting Policies (continued)

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below.  Options granted in 2005, 2004 and 2003 had a weighted average fair value of $5.30, $7.11, and $6.53, respectively, and an exercise price equal to the market value.

	2005 Grants	2004 Grants	2003 Grants

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.2%	3.4%	2.2%
Expected volatility	56.1%	59.1%	61.2%
Expected life (in years)	4.5	4.5	4.5

As described in Note 2, the Company granted 120,000 options as part of an acquisition made in 2004.  These option grants are not considered stock-based compensation.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site.  Accrued liabilities for environmental matters recorded at December 31, 2005 and 2004 do not include claims against third parties.

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

Note 1 – Summary of Significant Accounting Policies (continued)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements of the accounting for and reporting of a change in accounting principle.  This statement also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of this statement to have a material impact on the Company’s financial position, results of operations, or liquidity.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).  Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated.  The Task Force reached a consensus that the additional compensation under an ATZ arrangement should be accounted for as a postemployment benefit under SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period. EITF 05-5 is effective for fiscal years beginning after December 15, 2005, and the impact is reported as a change in accounting estimate effected by a change in accounting principle.   Vishay will adopt this standard effective January 1, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

In pricing an acquisition, the Company focuses primarily on the target’s revenues and customer base, the strategic fit of the target’s product line with the Company’s existing product offerings, opportunities for cost cutting and integration with the Company’s existing operations and production and other post-acquisition synergies, rather than on the target’s assets, such as its property, equipment and inventory.  As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.  These principles applied in particular to acquisitions in the Passive Components segment during 2002.  The passive electronics business is a mature industry that, in general, has a slow organic growth rate linked to macro economic trends.

Also as part of its growth strategy, the Company seeks to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

Year ended December 31, 2005

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

On October 11, 2005, Vishay sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4,888,000.  The purchase price consisted of cash in the amount of $1,000,000, a promissory note of $500,000 due December 31, 2005, and a second promissory note of $3,388,000 payable in quarterly installments beginning in 2006.  The first promissory note was paid in full in December 2005.  The buyer prepaid $251,000 of the second promissory note in December 2005, and made an additional prepayment of $191,000 in January 2006. No gain or loss was recognized on the sale of AeroGo.

The results of operations of SI Technologies are included in the results of the Passive Components segment from April 28, 2005.  After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $11,811,000 related to this acquisition.  The goodwill associated with this acquisition is not deductible for income tax purposes.  The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Note 2 – Acquisitions (continued)

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

Note 2 – Acquisitions (continued)

Siliconix Transaction-Related Expenses

Both Vishay and Siliconix incurred expenses associated with the defense of the stockholder litigation described above and the settlement of the Delaware action.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating to $3,751,000, are included in a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

Property and equipment	$1,502
Completed technology	14,290
Tradenames	20,359
Customer relationships	16,052
Other intangible assets	1,762
Purchased in-process research and development	9,201
Deferred taxes	(4,077)

Pro rata allocation of fair value in excess of carrying value	$59,089

Total purchase price	$199,224
Less minority interest recorded at May 12, 2005	97,012

Net purchase price	$102,212

Goodwill	$43,123

The tradenames will not be subject to amortization, but will be tested at least annually for impairment.  The completed technology will be amortized over a weighted-average useful life of 15 years.  The customer relationships will be amortized over a ten year useful life.  The other intangible assets which will be amortized over one year.

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

Note 2 – Acquisitions (continued)

The goodwill associated with this transaction is not deductible for income tax purposes.  The Company will perform an impairment test for the goodwill, which has been allocated to the Semiconductors reporting unit, at least annually in accordance with U.S. generally accepted accounting principles.  Factors that contributed to a purchase price resulting in the recognition of a significant amount of goodwill included the value perceived by Vishay of full control over the Siliconix business and the desire to quickly resolve legal challenges to the tender offer.

This preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets and the related deferred tax effects of any adjustments.  The Company received updated appraisals during the fourth quarter of 2005, which resulted in a decrease in goodwill arising from the transaction of approximately $8 million.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Other niche acquisitions

In the fourth quarter of 2005, the Company completed two niche acquisitions.  On October 24, 2005, the Company acquired the assets of CyOptics Israel, Ltd.  These assets were integrated into a wholly-owned subsidiary of Vishay in Israel and are intended to be used primarily for research and development purposes.  On November 30, 2005, the Company acquired Alpha Electronics K.K., a Japanese manufacturer of foil resistors.  The results of operations of Alpha Electronics K.K. are included in the results of the Passive Components segment from November 30, 2005.  The purchase price for these two acquisitions was approximately $11 million, plus assumption of debt of approximately $8 million.  After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $1,521,000. The goodwill associated with these transactions is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  The inclusion of these entities did not have a material impact on consolidated results for the year ended December 31, 2005.

A charge of $493,000 was recorded in the fourth quarter of 2005 related to the value of the acquired in-process research and development.

The preliminary purchase price allocation is pending finalization of appraisals for property and equipment, intangible assets, and in-process research and development, and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Concurrent with the acquisition of Alpha Electronics K.K., the Company entered into noncompete agreements with several directors, employees and former employees of Alpha Electronics K.K.  These noncompete agreements have terms of ten years.  The noncompete agreements are valued at approximately $5.5 million and are being amortized over the ten year term of the agreements.

Year ended December 31, 2004

During 2004, the Company made two acquisitions.  On August 31, 2004, the Company acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  On September 29, 2004, the Company acquired all of the outstanding shares of Aeroflex Pearl River Inc. (renamed Vishay MIC Technology, Inc.), the former thin film interconnect subsidiary of Aeroflex, Incorporated.  The total purchase price of these acquisitions was approximately $12,700,000, which included cash payments of $11,800,000 plus 120,000 stock options with an aggregate fair value of approximately $900,000.  The stock options were valued using the Black-Scholes option-pricing model.  The significant assumptions used included an exercise price of $12.75 (market price on date of grant), an expected dividend yield of 0.0%, a risk-free interest rate of 3.76%, an expected volatility of 54.3%, and expected life of 7.0 years.   The purchase agreement for RFWaves includes provisions for Vishay to pay additional consideration subject to RFWaves achieving operational targets through 2006.  The payment of this additional consideration would not be material to Vishay’s financial position or cash flows.

Note 2 – Acquisitions (continued)

A charge of $1,500,000 was recorded in the third quarter of 2004 related to the value of the acquired in-process research and development associated with the RFWaves acquisition.

For financial reporting purposes, the results of operations for RFWaves have been included in the Semiconductors segment from August 31, 2004.  The results of operations for Vishay MIC Technology have been included in the Passive Components segment from September 29, 2004.   The inclusion of these entities did not have a material impact on consolidated results for the year ended December 31, 2004.  After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $10.1 million related to these acquisitions.

Had these acquisitions occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

Year ended December 31, 2003

No acquisitions were made during the year ended December 31, 2003.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the 2005 acquisitions had occurred at the beginning of each period presented (in thousands, except per share amounts):

	Years ended December 31,

	2005	2004

Pro forma net sales	$2,319,685	$2,465,256
Pro forma net earnings	$61,862	$49,900
Pro forma earnings per share - basic	$0.34	$0.27
Pro forma earnings per share - diluted	$0.33	$0.27

The pro forma information includes adjustments for adjustments to depreciation based on the fair value of property and equipment acquired, adjustments to amortization based on the fair value of intangible assets, elimination of the minority interest in net earnings related to Siliconix, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Semiconductors	Passive Components	Total

Balance at January 1, 2004	$883,392	$583,322	$1,466,714
Goodwill acquired during the year	1,500	8,600	10,100
Purchase price allocation adjustments	(32,242)	(16,247)	(48,489)
Other, including currency translation adjustments	(106)	6,902	6,796

Balance at December 31, 2004	852,544	582,577	1,435,121
Goodwill acquired during the year	43,123	13,332	56,455
Purchase price allocation adjustments	(22,115)	(1,746)	(23,861)
Other, including currency translation adjustments	(8,983)	(23,831)	(32,814)

Balance at December 31, 2005	$864,569	$570,332	$1,434,901

Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes.  Goodwill allocated to the Other Passives reporting unit at December 31, 2005 and 2004 was $522,814,000 and $543,568,000, respectively.  Goodwill allocated to the Measurements Group reporting unit at December 31, 2005 and 2004 was $47,518,000 and $39,009,000, respectively.

Purchase price allocation adjustments recorded in 2004 are attributable to changes in estimates related to restructuring activities subsequent to the BCcomponents and General Semiconductor acquisitions and reversals of deferred tax related items established in purchase accounting.

Purchase price allocation adjustments recorded in 2005 are attributable to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting.

Note 3 – Goodwill and Other Intangible Assets (continued)

Other intangible assets were as follows (in thousands):

	December 31,

	2005	2004

Intangible Assets Subject to Amortization (Definite Lived):
Patents and acquired technology	$91,230	$79,801
Capitalized software	38,611	37,612
Customer relationships	19,906	—
Other	9,045	2,488

	158,792	119,901

Accumulated amortization:
Patents and acquired technology	(32,299)	(23,753)
Capitalized software	(27,546)	(26,742)
Customer relationships	(1,019)	—
Other	(1,164)	(1,600)

	(62,028)	(52,095)

Net Intangible Assets Subject to Amortization	96,764	67,806
Intangible Assets Not Subject to Amortization (Indefinite Lived):
Tradenames	77,456	59,991

	$174,220	$127,797

Other definite lived intangible assets is comprised of noncompete agreements, acquired backlog, and certain tradenames.  Amortization expense was $11,954,000, $9,052,000, and $11,634,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2006	$12,613
2007	11,569
2008	11,554
2009	10,389
2010	10,469

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

Year ended December 31, 2005

The Company recorded restructuring and severance costs of $28,735,000 during the year ended December 31, 2005.  Restructuring of European and Asian operations included $24,825,000 of employee termination costs covering 906 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  Included in employee termination costs is a pension settlement charge of $3,255,000 related to 194 employees in the Republic of China (Taiwan).  The remaining $3,910,000 of severance costs relates to termination costs of 159 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $1,037,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

The Company also recorded asset write-downs of $11,416,000 related to these restructuring programs.  Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.  At December 31, 2005, these buildings had a carrying value of $9,500,000, which has been reclassified to “other assets” as assets held-for-sale.  Additionally, these charges included the write-down to salvage value of certain equipment which the Company has determined will not be used at other Vishay locations subsequent to the execution of its restructuring plans.

The following table summarizes activity to date related to restructuring programs initiated in 2005 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$28,735	$1,037	$29,772	1,068
Utilized	(18,487)	(638)	(19,125)	(979)
Foreign currency translation	(130)	—	(130)	—

Balance at December 31, 2005	$10,118	$399	$10,517	89

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2006.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Year ended December 31, 2004

The following table summarizes restructuring programs initiated during the year ended December 31, 2004 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Asset Write-downs	Employees Terminated

Colmar, France facility closure	$24,236	$1,981	$2,513	292
Other European and Asian programs	17,932	500	17,119	467
U.S. programs	912	1,689	7,664	105

Total	$43,080	$4,170	$27,296	864

During the year ended December 31, 2004, the Company decided to close its Colmar, France small-signal diode assembly facility and transfer all production to lower-labor-cost regions.  The Colmar facility was acquired as part of Vishay’s acquisition of General Semiconductor, Inc. in November 2001.  At that time, Vishay planned to transfer certain product manufacturing from Colmar to other Vishay locations.  The Company’s plans were expanded such that it has shifted production of all products manufactured at Colmar.  The Company reached an agreement with the workers’ council regarding severance in late October 2004.  Substantially all equipment from the Colmar facility has been transferred to other Vishay locations, and remaining equipment that was not anticipated to be transferred was written off in 2004.  No material gain or loss is anticipated related to the eventual sale of the building or land at Colmar.

The employees terminated under the U.S. and other European and Asian restructuring programs were employed in technical, production, administrative or support functions at locations in the United States, Germany, France, Austria, the United Kingdom, Portugal, the Netherlands, Hungary, the Czech Republic, Israel, Republic of China (Taiwan), and Japan.

Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.  At December 31, 2004, these buildings had a carrying value of $10,621,000, which had been reclassified to “other assets” as assets held-for-sale.  Additionally, these charges included the write-down to salvage value of certain equipment which the Company has determined will not be used at other Vishay locations subsequent to the execution of its restructuring plans.

At December 31, 2004, restructuring costs totaling $24,287,000 were accrued related to these programs.  Subsequent to payments made in 2005, restructuring costs totaling $2,668,000 remain accrued at December 31, 2005, principally for structured payments to certain former employees of our Colmar facility.   Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2006.

Year ended December 31, 2003

The Company recorded restructuring and severance costs of $28,546,000 for the year ended December 31, 2003. Restructuring of European and Asian operations included $23,007,000 of employee termination costs covering 546 technical, production, administrative and support employees located in Germany, France, Hungary, Portugal, the United Kingdom, Austria and the Far East. The remaining $5,539,000 of restructuring and severance costs relates to termination costs for 162 technical, production, administrative and support employees located in the United States.  Additionally, the Company recorded $1,014,000 of asset write-downs for buildings no longer in use. At December 31, 2004, approximately $3.6 million of severance costs were accrued, all of which have been paid as of December 31, 2005.

Note 5 – Income Taxes

Earnings (loss) before income taxes and minority interest consists of the following components (in thousands):

	Years ended December 31,

	2005	2004	2003

Domestic	$(26,505)	$(3,507)	$(20,119)
Foreign	104,277	73,524	66,545

	$77,772	$70,017	$46,426

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,

	2005	2004	2003

Current:
Federal	$1,089	$39	$(1,389)
State and local	578	1,097	2,141
Foreign	12,243	12,542	4,977

	13,910	13,678	5,729

Deferred:
Federal	(6,415)	(2,472)	(8,640)
State and local	(2,833)	(1,991)	1,672
Foreign	7,075	4,514	12,767

	(2,173)	51	5,799

Total income tax expense	$11,737	$13,729	$11,528

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Pension and other retiree obligations	$55,615	$26,294
Inventories	19,547	21,683
Net operating loss carryforwards	181,490	195,645
Tax credit carryforwards	20,648	19,922
Other accruals and reserves	32,495	45,531

Total gross deferred tax assets	309,795	309,075
Less valuation allowance	(145,021)	(104,906)

	164,774	204,169
Deferred tax liabilities:
Tax over book depreciation	50,368	69,472
Tax deductible goodwill	23,303	18,788
Intangible assets other than goodwill	25,202	32,823
Other - net	14,641	11,334

Total gross deferred tax liabilities	113,514	132,417

Net deferred tax assets	$51,260	$71,752

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses).  In accordance with SFAS No. 109, the carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,

	2005	2004	2003

Tax at statutory rate	$27,220	$24,506	$16,249
State income taxes, net of U.S. federal tax benefit	(1,466)	(598)	3,319
Effect of foreign operations	(17,309)	(1,446)	(7,816)
Settlement of tax audits	(39,211)	(10,550)	—
Dividend repatriation	37,338	—	—
Purchased research and development	3,393	525	—
Effect of statutory rate change on deferred taxes	—	2,455	—
Other	1,772	(1,163)	(224)

Total income tax expense	$11,737	$13,729	$11,528

Note 5 – Income Taxes (continued)

At December 31, 2005, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires

Austria	$11,685	No expiration
Belgium	136,874	No expiration
France	39,329	No expiration
Germany	52,129	No expiration
Israel	148,348	No expiration
Netherlands	83,309	No expiration
United States	128,011	2023 – 2024

Approximately $144,585,000 of the carryforwards in Austria, Belgium, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Valuation allowances of $45,238,000 and $57,175,000, as of December 31, 2005 and 2004, respectively, have been recorded through goodwill, for these acquired net operating losses.  If tax benefits are recognized in the future for utilization of these acquired net operating losses, the benefits of such loss utilization will be recorded as a reduction to goodwill.  In 2005 and 2004, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $1,746,000 and $5,071,000, respectively.

At December 31, 2005, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires

Federal Alternative Minimum Tax	$13,621	No expiration
California Investment Credit	2,965	2006 – 2010
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) created a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Due to the availability of net operating loss carryforwards in the U.S., the Company did not take advantage of the provisions of the AJCA for any repatriation of accumulated income.  While it has been the Company’s historical practice to permanently reinvest all foreign earnings outside the United States, in 2005 the Company repatriated approximately $130 million from our foreign subsidiaries. Repatriation of these earnings resulted in an increase in deferred tax expense but did not result in the payment of any taxes.  At December 31, 2005, no provision has been made for U.S. federal and state income taxes on approximately $993,675,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid, net of amounts refunded, were net payments of $13,646,000 and $3,780,000 for the years ended December 31, 2005 and 2004, respectively, and a net refund of $31,626,000 for the year ended December 31, 2003.

Significant judgment is required in evaluating the Company’s tax positions.  The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and that those positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation.  These accruals are based on management’s best estimate of potential tax exposures.  When particular matters arise, a number of years may elapse before such matters are audited and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.  During 2004 and 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of the Company’s application for tax incentives in certain jurisdictions.   As of December 31, 2005, the Company’s tax returns in several jurisdictions are under examination.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,

	2005	2004

Convertible subordinated notes, due 2023	$500,000	$500,000
Liquid Yield OptionTM Notes, due 2021	136,210	132,213
Exchangeable unsecured notes, due 2102	105,000	105,000
Revolving credit facility	—	11,000
Other debt	11,876	3,983

	753,086	752,196
Less current portion	1,533	51

	$751,553	$752,145

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

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur.  None of these conditions had occurred as of December 31, 2005.  The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes.

The notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes may be redeemed at the Company’s option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013, and August 1, 2018.  In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change.  On any required repurchase, the Company may choose to pay the purchase price in cash or shares of Vishay common stock or any combination of cash and Vishay common stock.

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

Note 6 – Long-Term Debt (continued)

Liquid Yield Option™ Notes, due 2021

On June 4, 2001, the Company completed a private placement of $550 million face amount of LYONs due 2021. In connection with the sale of the LYONs, the Company received net proceeds of $294,096,000 and used the proceeds to pay down existing bank debt. Each LYON has a $1,000 face amount and was offered at a price of $551.26 (55.126% of the principal amount at maturity). The Company will not pay interest on the LYONs prior to maturity unless contingent interest becomes payable.

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

Note 6 – Long-Term Debt (continued)

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

Interest on the revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility fees. No amounts were outstanding under the revolving credit facility at December 31, 2005.  As of December 31, 2004, $11,000,000 was outstanding under the revolving credit facility.  Letters of credit totaling $7,302,000 and $7,314,000 were issued under the revolving credit facility at December 31, 2005 and 2004, respectively.  At December 31, 2005, $392,698,000 was available under the credit facility.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the revolving credit facility.  Certain of the Company’s subsidiaries, including Siliconix subsequent to the 2005 acquisition of the minority interest, are permitted to borrow under the revolving credit facility.  Any borrowings by these subsidiaries under the revolving credit facility are guaranteed by Vishay.

The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.  The Company was in compliance with all covenants at December 31, 2005.

Note 6 – Long-Term Debt (continued)

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2006	$1,533
2007	3,360
2008	1,213
2009	649
2010	250
Thereafter	746,081

As described above, LYONs with an aggregate accreted principal amount of $136 million, due by their terms in 2021, may be put to the Company in 2006 at an aggregate price of approximately $138 million.  If the holders exercise their option to require the Company to repurchase the LYONs at their accreted value on June 4, 2006, the Company expects to be able to use the revolving credit facility (or Vishay common stock) to finance the repurchase.  Also, as described above, the convertible subordinated notes, due by their terms in 2023, may be put to the Company in 2008 at an aggregate price of $500 million.

At December 31, 2005, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $70.8 million, of which approximately $66.2 million was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2005 and 2004 was 5.1% and 4.9%, respectively.

Interest paid was $31,950,000, $26,902,000, and $30,760,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 7 – Stockholders’ Equity

The Company’s Class B common stock carries ten votes per share while the common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable.  Class B shares are convertible on a one-for-one basis at any time into shares of common stock.  Transfers of Class B shares other than to permitted transferees results in the automatic conversion of the Class B shares into common stock.

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2005, the Company had repurchased 248,500 shares.  No shares have been repurchased since 2001.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents.  Of these warrants, 7,000,000 have an exercise price of $20.00 per share, and 1,823,529 have an exercise price of $30.30 per share.  These warrants expire in December 2012.

Unearned compensation relating to common stock issued under employee stock plans is being amortized over periods ranging from three to five years. At December 31, 2005, 305,126 shares were available for issuance under stock plans.

At December 31, 2005, the Company had reserved shares of common stock for future issuance as follows:

Employee stock plans	305,126
Common stock options outstanding	7,928,000
Common stock options available to grant	1,164,000
Common stock warrants	8,823,529
Exchangeable unsecured notes, due 2102	6,176,471
Convertible subordinated notes, LYONs	3,808,732
Convertible subordinated notes, due 2023	23,496,250
Phantom stock outstanding	60,000
Phantom stock available to grant	240,000
Conversion of Class B common stock	14,679,440

66,681,548

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

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,

	2005	2004	2003

Foreign exchange gain (loss)	$731	$(2,310)	$(5,235)
Gain on interest rate swap	—	—	3,783
Interest income	13,880	8,702	7,228
Dividend income	342	490	96
Loss on disposal of property and equipment	(202)	(1,697)	(2,521)
Incentive from Chinese government	703	2,377	—
Favorable settlement of note receivable	—	3,100	—
Other	(53)	38	(1,062)

	$15,401	$10,700	$2,289

See Note 14 for a description of the Company’s interest rate swap agreements.

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,

	2005	2004

Restructuring	$13,545	$30,518
Sales returns and allowances	40,161	43,254
Accrued loss on tantalum purchase commitment - current portion	19,741	33,810
Goods received, not yet invoiced	29,065	33,094
Other	71,470	77,581

	$173,982	$218,257

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance

December 31, 2003
Minimum pension liability adjustment	$(36,924)	$416	$4,600	$5,016	$(31,908)
Currency translation adjustment	(51,729)	111,369	—	111,369	59,640
Unrealized gain on available-for-sale securities	—	2,495	(873)	1,622	1,622
Derivative financial instruments:
Loss	(2,462)	(1,321)	—	(1,321)	(3,783)
Reclassification adjustment for amounts realized	—	3,783	—	3,783	3,783

	$(91,115)	$116,742	$3,727	$120,469	$29,354

December 31, 2004
Minimum pension liability adjustment	$(31,908)	$33,139	$(12,989)	$20,150	$(11,758)
Currency translation adjustment	59,640	85,549	—	85,549	145,189
Unrealized gain on available-for-sale securities	1,622	574	(201)	373	1,995
Reclassification adjustment for amounts realized	—	(2,606)	912	(1,694)	(1,694)

	$29,354	$116,656	$(12,278)	$104,378	$133,732

December 31, 2005
Minimum pension liability adjustment	$(11,758)	$(84,006)	$8,687	$(75,319)	$(87,077)
Currency translation adjustment	145,189	(104,262)	—	(104,262)	40,927
Unrealized gain on available-for-sale securities	301	384	(134)	250	551

	$133,732	$(187,884)	$8,553	$(179,331)	$(45,599)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

During the year ended December 31, 2005, the Company recorded a valuation allowance of $22,829,000 against the deferred tax effect of the minimum pension liability adjustment associated with its U.S. pension plans.

Note 11 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.  The following table summarizes amounts recorded on the consolidated balance sheets associated with these plans (in thousands):

	December 31,

	2005	2004

Prepaid pension costs (included in “Other Assets”):
U.S. pension plans	$2,712	$47,249
Foreign pension plans	177	—

Total prepaid pension costs	$2,889	$47,249

Intangible pension assets (included in “Other Assets”):
U.S. pension plans	$1,963	$3,436
Foreign pension plans	86	119

Total intangible pension assets	$2,049	$3,555

Accrued pension and other postretirement costs:
U.S. pension plans	$(40,329)	$(17,136)
Non-U.S. pension plans	(176,069)	(175,006)
U.S. other postretirement plans	(19,910)	(19,704)
Non-U.S. other postretirement plans	(8,009)	(9,162)
Other retirement obligations	(12,669)	(11,134)

Total accrued pension and other postretirement costs	$(256,986)	$(232,142)

Accumulated other comprehensive loss:
U.S. pension plans	$71,546	$6,217
Non-U.S. pension plans	32,171	13,931

Total accumulated other comprehensive loss*	$103,717	$20,148

Net amounts recognized	$(148,331)	$(161,190)

* - Amounts included in accumulated other comprehensive loss are presented in this table pretax.

Defined Benefit Pension Plans

The Company maintains several defined benefit pension plans which cover substantially all full-time U.S. employees.    The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.  Certain non-U.S. subsidiaries of the Company have defined benefit pension plans.

The Company also maintains pension plans which provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code.  These non-qualified plans include both contributory and non-contributory plans, and are considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under one of these plans.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.   Assets held in trust related to the non-qualified pension plan at December 31, 2005 and 2004 were approximately $11 million and $8 million, respectively.

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

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2005		December 31, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$251,814	$237,562	$227,850	$212,857
Service cost (adjusted for actual employee contributions)	4,262	5,078	3,748	4,259
Interest cost	15,041	10,104	14,544	9,908
Plan amendments and initiations	(2,075)	113	4,417	429
Contributions by participants	1,723	—	1,849	—
Actuarial losses	31,891	19,923	14,545	8,952
Curtailments and settlements	—	(10,678)	—	(91)
Benefits paid	(15,000)	(9,621)	(15,139)	(12,592)
Currency translation	—	(21,436)	—	13,840

Benefit obligation at end of year	$287,656	$231,045	$251,814	$237,562

Change in plan assets:
Fair value of plan assets at beginning of year	$231,067	$39,244	$191,918	$35,884
Actual return on plan assets	13,978	1,084	22,149	637
Company contributions	979	13,554	30,290	12,932
Plan participants’ contributions	1,723	—	1,849	—
Benefits paid	(15,000)	(9,621)	(15,139)	(12,592)
Settlements	—	(4,640)	—	—
Currency translation	—	(2,779)	—	2,383

Fair value of plan assets at end of year	$232,747	$36,842	$231,067	$39,244

Funded status	$(54,909)	$(194,203)	$(20,747)	$(198,318)
Unrecognized net actuarial loss	90,533	50,568	56,866	37,362
Unamortized prior service cost	268	—	3,647	—

Net amount recognized	$35,892	$(143,635)	$39,766	$(160,956)

Reconciliation of net amount recognized:
Prepaid pension asset	$2,712	$177	$47,249	$—
Intangible pension asset	1,963	86	3,436	119
Accrued benefit liability	(40,329)	(176,069)	(17,136)	(175,006)
Accumulated other comprehensive loss	71,546	32,171	6,217	13,931

Net amount recognized	$35,892	$(143,635)	$39,766	$(160,956)

Accumulated benefit obligation	$272,975	$209,106	$238,407	$209,169

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding plans for which the accumulated benefit obligation exceeds plan assets (in thousands):

	December 31, 2005		December 31, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Projected benefit obligation	$281,378	$225,945	$95,361	$237,562
Accumulated benefit obligation	266,697	207,484	92,148	209,169
Fair value of plan assets	226,369	31,877	75,394	39,244

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,

	2005		2004		2003

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Annual service cost	$6,069	$5,078	$5,597	$4,259	$5,035	$4,011
Less employee contributions	1,807	—	1,849	—	1,641	—

Net service cost	4,262	5,078	3,748	4,259	3,394	4,011
Interest cost	15,041	10,104	14,544	9,908	14,057	8,866
Expected return on plan assets	(19,086)	(1,438)	(16,181)	(1,075)	(12,521)	(671)
Amortization of actuarial losses	3,365	1,417	3,102	1,384	4,284	847
Amortization of prior service cost	1,305	—	1,014	—	32	23
Curtailment and settlement losses (gains)	—	3,783	—	—	—	(163)

Net periodic benefit cost	$4,887	$18,944	$6,227	$14,476	$9,246	$12,913

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2005, 2004, and 2003.

The settlement loss for 2005 is primarily related to the Company’s restructuring plans in the Republic of China (Taiwan).  See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.76%	6.00%	4.75%
Rate of compensation increase	4.00%	2.33%	4.00%	2.61%

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2005 and 2004:

	Years ended December 31,

	2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	6.00%	4.75%	6.25%	4.91%
Rate of compensation increase	4.00%	2.61%	4.00%	2.79%
Expected return on plan assets	8.50%	3.67%	8.50%	3.44%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities.   The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality.  The target allocation is approximately 60% invested in equity securities and 40% invested in debt securities.  The Company’s non-U.S. defined benefit plans are largely invested in cash, with a small percentage invested in fixed income securities, based on local laws and customs.  The plans do not invest in securities of Vishay or its subsidiaries.

Plan assets are comprised of:

	December 31, 2005		December 31, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Equity securities	66%	1%	61%	0%
Fixed income securities	34%	22%	24%	9%
Cash and cash equivalents	0%	77%	15%	91%

Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S. Plans	Non-U.S. Plans

2006	$14,418	$8,585
2007	16,022	9,266
2008	16,734	10,110
2009	17,346	10,873
2010	17,823	11,471
2011-2015	99,941	70,256

The Company anticipates making contributions of approximately $5 million to its U.S. defined benefit pension plans in 2006.  As most of the non-U.S. pension plans are unfunded, the Company’s anticipated contributions to these plans for 2006 are equal to its estimated benefits payments.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2005		December 31, 2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$21,707	$9,162	$21,178	$9,738
Service cost	280	415	267	497
Interest cost	1,196	380	1,281	381
Plan amendments and initiations	—	—	381	—
Actuarial (gains) losses	(6)	351	(83)	(931)
Benefits paid	(1,537)	(1,118)	(1,317)	(1,215)
Currency translation	—	(1,181)	—	692

Benefit obligation at end of year	$21,640	$8,009	$21,707	$9,162

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	$(21,640)	$(8,009)	$(21,707)	$(9,162)
Unrecognized net actuarial (gain) loss	(195)	—	19	—
Unamortized prior service cost	357	—	442	—
Unrecognized net transition obligation	1,568	—	1,542	—

Net amount recognized	$(19,910)	$(8,009)	$(19,704)	$(9,162)

Reconciliation of net amount recognized:
Accrued benefit liability	$(19,910)	$(8,009)	$(19,704)	$(9,162)

Net amount recognized	$(19,910)	$(8,009)	$(19,704)	$(9,162)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,

	2005		2004		2003

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$280	$415	$267	$497	$247	$481
Interest cost	1,196	410	1,281	381	1,358	367
Amortization of actuarial gains	(12)	—	—	—	—	—
Amortization of prior service cost	86	—	72	—	47	—
Amortization of transition obligation	193	—	193	—	193	—

Net periodic benefit cost	$1,743	$825	$1,813	$878	$1,845	$848

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	4.00%	6.00%	4.50%

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2005 and 2004:

	Years ended December 31,

	2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	6.00%	4.50%	6.25%	4.50%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Estimated future benefit payments are as follows (in thousands):

	U.S. Plans	Non-U.S. Plans

2006	$1,489	$1,118
2007	1,412	1,118
2008	1,356	1,118
2009	1,326	1,118
2010	1,252	1,118
2011-2015	5,433	5,590

Note 11 – Pensions and Other Postretirement Benefits (continued)

As the plans are unfunded, the Company’s anticipated contributions for 2006 are equal to its estimated benefits payments.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).   On May 19, 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP No. 106-2”).  The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FSP No. 106-2 provides that an employer shall measure the accumulated postretirement benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act.  Management does not believe that the prescription drug benefits presently available under its retiree health care benefit plans would be considered actuarially equivalent to Medicare Part D.  Accordingly, the Company’s measures of accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of and for the years ended December 31, 2005 and 2004 do not include any subsidies which might be received under the Act.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee’s retirement date.  At December 31, 2005 and 2004, the consolidated balance sheets include $12,669,000 and $11,134,000 within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company’s matching expense for the plans was $3,265,000, $2,968,000 and $3,401,000, for the years ended December 31, 2005, 2004, and 2003, respectively.  No material amounts are included in the consolidated balance sheets at December 31, 2005 and 2004 related to unfunded 401(k) contributions.

In 2005, as a result of a new law in the Republic of China (Taiwan), the Company’s employees could elect to participate in a new government-sponsored defined contribution retirement plan, or remain in the existing defined benefit pension plan.  Company contributions to this new plan totaled $314,000 for the year ended December 31, 2005.

Certain key employees participate in deferred compensation plans.  During the years ended December 31, 2005, 2004 and 2003, these employees could defer a portion of their compensation until retirement.  Effective January 1, 2005, these employees may elect short deferral periods for future compensation deferrals.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.   Assets held in trust related to the deferred compensation plans at December 31, 2005 and 2004 were approximately $10 million and $5 million, respectively.  Assets held in trust are intended to approximate the Company’s liability under these plans.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions.  The liabilities recorded for these obligations total $11,587,000 and $16,459,426 as of December 31, 2005 and 2004, respectively.  Of these amounts, $2,676,000 and $4,208,000 is included in accrued liabilities as of December 31, 2005 and 2004, respectively, with the remaining amounts included in other noncurrent liabilities.

Note 12 – Stock-Based Compensation

Stock Options

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998 to purchase 2,687,000 shares of the Company’s common stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $10.89, one-third exercisable at $12.53, and one-third exercisable at $13.61. As of December 31, 2005, options to purchase 528,000 shares have been exercised under this plan.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:

Date of Grant	Number of Options	Exercise Price	Vesting	Expiration

October 6, 1998	1,598,000	$5.60	Fully vested	March 16, 2008
October 8, 1999	1,334,000	15.33	Fully vested	October 8, 2009
August 4, 2000	50,000	30.00	Evenly over 5 years, beginning August 4, 2003	August 4, 2010
October 12, 2000	1,114,000	25.13	Evenly over 6 years, from date of grant	October 12, 2010
October 1, 2001 through November 1, 2005	49,500	11.24 – 25.07	Evenly over 6 years, from date of grant	October 1, 2011 through November 1, 2015

As described in Note 2, the Company issued 120,000 stock options from the 1998 plan allocation as part of acquisitions during 2004.

On May 18, 2000, the stockholders of the Company approved an increase in the number of shares available for grant under Vishay’s 1998 Stock Option Program. As a result, the number of shares available for grant under this program increased from 2,953,500 to 4,453,500. As of December 31, 2005, options to purchase 556,000 shares had been exercised under this plan.

On November 2, 2001, Vishay acquired General Semiconductor, which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. As of December 31, 2005, options to purchase 915,000 shares had been exercised under this plan.

Note 12 – Stock-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,

	2005		2004		2003

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding:
Beginning of year	8,100	$15.95	8,768	$16.17	9,231	$16.07
Granted	16	12.09	6	15.50	12	14.00
Exercised	(49)	5.68	(515)	17.63	(356)	13.30
Cancelled	(139)	23.41	(279)	18.31	(119)	17.10
Acquisitions	—	—	120	12.75	—	—

End of year	7,928	$15.87	8,100	$15.95	8,768	$16.17

Exercisable:
End of year	7,618		7,475		7,725

Available for future grants	1,164		1,147		1,101

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2005 (number of options in thousands):

	Options Outstanding			Options Exercisable

Ranges of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5.60	796	2.76	$5.60	796	$5.60
$10.89-$12.53	1,247	2.45	11.76	1,237	11.76
$12.54-$13.46	414	4.69	12.63	284	12.56
$13.61	843	2.39	13.61	843	13.61
$14.22-$14.99	16	4.99	14.61	12	14.73
$15.33	919	3.77	15.33	919	15.33
$15.43-$16.41	1,090	4.86	16.01	1,085	16.02
$16.52-$20.86	1,203	3.23	18.93	1,201	18.93
$21.43-$23.53	239	2.08	21.99	239	21.99
$25.13-$34.52	1,161	4.47	26.01	1,002	26.05

Total	7,928		$15.87	7,618	$15.72

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

The Phantom Stock Plan provides for the granting of shares of phantom stock to individuals whose employment arrangements with the Company provide for such grants.  During the years ended December 31, 2005 and 2004, the Company had such employment arrangements with six of its executives.  The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives.  If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan.  No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company.

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

On both May 12, 2004 and January 3, 2005, the Company granted 30,000 phantom stock units and recognized compensation expense equal to the value of the underlying stock at the date of grant.  The fair value of such grants pursuant to SFAS No. 123 is equal to the intrinsic value as determined pursuant to APB No. 25.

Note 13 – Commitments and Contingencies

Leases

Total rental expense under operating leases was $31,592,000, $30,304,000, and $34,621,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2006	$23,280
2007	17,512
2008	12,579
2009	11,428
2010	10,803
Thereafter	55,518

The Company also has capital lease obligations of $5,912,000 at December 31, 2005, all of which is expected to be paid in 2006.

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

As part of the acquisitions of General Semiconductor in 2001 and BCcomponents in 2002, the Company assumed responsibility for remediation of environmental matters. The Company has accrued environmental liabilities of $17,400,000 as of December 31, 2005 relating to environmental matters related to its General Semiconductor subsidiary.  The Company has accrued environmental liabilities of $7,300,000 as of December 31, 2005 relating to environmental matters related to its BCcomponents subsidiary.  The Company has also accrued approximately $9,000,000 at December 31, 2005 for other environmental matters, the most significant of which is related to its Vitramon subsidiary in the United States.  The liabilities recorded for these matters total $33,700,000, of which $5,100,000 is included in other accrued liabilities on the consolidated balance sheet, and $28,600,000 is included in other noncurrent liabilities on the consolidated balance sheet.

While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows beyond the amounts previously provided for in the consolidated financial statements.  The Company’s present and past facilities have been in operation for many years.  These facilities have used substances and have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

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

On April 1, 2005, Vishay (i) demurred to the class action claim in the amended complaint, on the ground that plaintiffs lack standing to bring a direct claim, (ii) moved to strike some of the allegations in the derivative cause of action as barred by the applicable statutes of limitation, and (iii) moved to dismiss the complaint on the ground that plaintiffs failed to prosecute their claims in a timely manner. Also on April 1, 2005, defendant Ernst & Young moved to dismiss the claims against it and, in the alternative, for a stay of the litigation so that the causes of action asserted against Ernst & Young may first be arbitrated.  On June 10, 2005, Vishay and Ernst & Young separately demurred to the derivative claim on the ground that as a consequence of the merger of Siliconix with a subsidiary of Vishay (see Note 2), plaintiffs no longer had standing to pursue a derivative claim.  At a hearing on August 2, 2005, the Court sustained the parties’ demurrers to the direct and the derivative claims and granted plaintiffs leave to replead both claims.

An amended complaint was filed in November 2005.  Both Vishay and Ernst & Young have demurred to the complaint, primarily on the ground that plaintiffs lack standing because of the nature of their claims and because they are no longer Siliconix shareholders.

Semiconductor Foundry Agreements

Our Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.  Siliconix will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  Siliconix must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower was substantially completed in the third quarter of 2005.   After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $29 million per year through the end of the agreement.

Note 13 – Commitments and Contingencies (continued)

Future purchase commitments under the Tower agreement are estimated as follows (in thousands):

2006	$14,000
2007	22,000
2008	29,000
2009	29,000
2010	29,000
Thereafter	73,000

Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance was considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The consolidated balance sheet as of December 31, 2005 includes $1,907,000 in other current assets for prepayments expected to be utilized within one year and $17,627,317 in other assets related to credits to be utilized during the remaining term of the agreement.  Management believes that these commitments are at prices which are not in excess of current market prices.

Also in 2004, Siliconix entered into a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers.  The agreement calls for Siliconix to provide a rolling twelve-month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to use its best efforts not to reduce the average monthly demand rate below a specified threshold.

Management believes that its minimum purchase commitments with this subcontractor are as follows (in thousands):

2006	$48,000
2007	27,000
2008	27,000
2009	9,000

Management believes that actual purchases will be in excess of these minimum commitments.  Purchases from this subcontractor in 2005 were approximately $54,000,000.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments.  Management believes that these commitments are at prices which are not in excess of current market prices.

Other Purchase Commitments

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

Concentration of Credit Risk

Financial instruments with potential credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

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

Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Notes Payable, and Long-Term Debt

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and notes payable reported in the consolidated balance sheets approximate their fair values.  The fair value of the long-term debt at December 31, 2005 is approximately $739,728,000, as compared to its carrying value of $753,086,000.  The fair value of long-term debt was estimated based on trading prices and market prices of debt with similar terms and features.

Note 15 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

While no single customer comprises greater than 10% of net revenues, a material portion of the Company’s revenues is derived from the worldwide communications and computer markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company’s products, which could have a material adverse effect on the Company’s results of operations and financial position.

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

From time to time, there have been short-term market shortages of raw materials utilized by the Company. While these shortages have not historically adversely affected the Company’s ability to increase production of products containing these raw materials, they have historically resulted in higher raw material costs for the Company.  The Company cannot assure that any of these market shortages in the future would not adversely affect the Company’s ability to increase production, particularly during periods of growing demand for the Company’s products.

Tantalum

Vishay is a major consumer of the world’s annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. Due to the strong demand for the Company’s tantalum capacitors and difficulty in obtaining sufficient quantities of tantalum powder from our suppliers, the Company stockpiled tantalum in 2000 and early 2001. From 2001 to 2003, the Company and its competitors experienced a significant decline in the tantalum capacitor business as well as significant decreases in the market prices for tantalum. As a result, the Company recorded, in costs of products sold, a write-down of $5,406,000 on tantalum inventories during the year ended December 31, 2003. The Company also recorded (gain)/loss adjustments to its tantalum purchase commitments of $(963,000), $16,213,000 and $11,392,000 for the years ended December 31, 2005, 2004, and 2003, respectively.  The Company’s purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.

The Company’s liability for purchase commitments is estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified in the contracts.  The pricing trend for tantalum has been relatively stable since 2003. If the downward pricing trend were to resume, the Company could again be required to write down the carrying value of its tantalum inventory and record additional losses on its purchase commitments.  Changes in the Company’s mix of tantalum-grade purchases could also require the Company to record additional losses on its purchase commitments.

Note 15 – Current Vulnerability Due to Certain Concentrations (continued)

The Company is obligated under a contract with Cabot Corporation to make purchases of tantalum of approximately $67,100,000 in 2006.  The Company purchased $101,057,000, $107,438,000, and $107,906,000 under these contracts during the years ended December 31, 2005, 2004, and 2003, respectively.  As long as Vishay is in compliance with its purchase obligations under the Cabot contracts, its minimum purchase commitments will not increase.  The Company believes that it has been in compliance with all requirements of these contracts through December 31, 2005. If Vishay were to default under its commitments, then the minimum requirements would revert to the quantities specified in the contracts prior to their modification in July 2002, and increase to $81,300,000 in 2006.  Vishay believes that the likelihood that it would default on its obligations under the contracts is remote.

The loss on purchase commitments of $11,392,000 recorded in 2003 was principally attributable to a decline in market prices.  The mix of the Company’s purchases of tantalum-grades during 2004 and 2005 was significantly different than initially assumed, which resulted in additional losses on purchase commitments being recorded in 2004 and 2005 of $16,213,000 and approximately $6 million, respectively.   One of the Company’s contracts with Cabot provides for price reductions in 2006 if certain conditions are met.  Those conditions were met during the fourth quarter of 2005, and accordingly, the Company’s estimates of its liability for these purchase commitments were adjusted to reflect the fact that the Company will receive these conditional price reductions in 2006.  The amount of this adjustment was approximately $7 million.  This adjustment, net of approximately $6 million of costs associated with differences between the actual and anticipated mix of tantalum-grades purchased during 2005, resulted in the net gain of $963,000 included on the consolidated statement of operations for the year ended December 31, 2005.

At December 31, 2005 and 2004, the Company had tantalum with a book value of $117,359,000 and $97,656,000, respectively.  Of these amounts, the Company classified $65,179,000 and $42,039,000, respectively, as other assets, representing the value of quantities which would not be used within one year.

At December 31, 2005 and 2004, the Company had $19,741,000 and $64,510,000, respectively, of total liabilities recorded related to tantalum purchase commitments. Of the total liabilities recorded, the Company has classified $19,741,000 and $33,410,000 as current liabilities within other accrued expenses at December 31, 2005 and 2004, respectively, for amounts expected to be utilized within one year.

Palladium

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity product that is subject to price volatility. The price of palladium has fluctuated in the range of approximately $148 to $322 per troy ounce during the last three years.  As of December 31, 2005, the price of palladium was approximately $258 per troy ounce.  During the years ended December 31, 2004 and 2003, the Company recorded in costs of products sold write-downs of $400,000 and $1,585,000, respectively, to reduce palladium inventories on hand to then-current market value. The net book value of palladium inventories was $3,630,000 and $3,218,000 at December 31, 2005 and 2004, respectively.

At December 31, 2004, the Company had commitments to purchase palladium in 2005 at a contract price that was greater than the then-current market price.  The Company recognized a loss of $400,000 during the year ended December 31, 2004 related to these purchase commitments.  The Company had no purchase commitments for palladium at December 31, 2005.

Geographic Concentration

To address the increasing demand for its products and to lower its costs, the Company has significant manufacturing operations in Israel in order to take advantage of that country’s lower wage rates, highly skilled labor force, government-sponsored grants, and various tax abatement programs. Israeli incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if events were to occur in the Middle East that materially interfered with the Company’s operations in Israel.

Note 16 –Segment and Geographic Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors (formerly referred to as the “Active Components” segment) consisting principally of diodes, transistors, power MOSFETs, power conversion, motor control integrated circuits, optoelectronic components and IRDCs, and Passive Electronic Components consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items.  Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs,  inventory write-downs, gains or losses on purchase commitments, charges for in-process research and development, and other items is meaningful because its provides insight with respect to intrinsic operating results of the Company.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1).  Business segment assets are the owned or allocated assets used by each business.  The following table sets forth business segment information as of and for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Semi- conductors	Passive Components	Corporate/ Other	Total

2005
Net sales	$1,142,492	$1,154,029	$—	$2,296,521
Segment operating income (loss)	127,348	48,738	(80,125)	95,961
Restructuring and severance costs	8,861	20,911	—	29,772
Asset write-downs	543	10,873	—	11,416
Depreciation expense	87,238	85,713	1,488	174,439
Interest expense	345	1,862	31,383	33,590
Capital expenditures	89,323	45,367	2,024	136,714
Total assets	2,239,569	2,210,715	77,307	4,527,591
2004
Net sales	$1,204,094	$1,210,560	$—	$2,414,654
Segment operating income (loss)	155,756	54,618	(116,805)	93,569
Restructuring and severance costs	31,088	16,162	—	47,250
Asset write-downs	4,553	22,743	—	27,296
Depreciation expense	91,720	98,181	1,231	191,132
Interest expense	326	2,418	31,508	34,252
Capital expenditures	104,094	52,605	1,928	158,627
Total assets	2,317,668	2,240,889	80,033	4,638,590
2003
Net sales	$1,065,741	$1,104,856	$—	$2,170,597
Segment operating income (loss)	114,498	13,767	(68,898)	59,367
Restructuring and severance costs	3,272	25,274	—	28,546
Asset write-downs	—	1,014	—	1,014
Depreciation expense	85,821	90,133	4,752	180,706
Interest expense	7,452	2,977	28,797	39,226
Capital expenditures	72,051	53,500	1,084	126,635
Total assets	2,280,737	2,163,952	121,671	4,566,360

Note 16 –Segment and Geographic Data (continued)

Corporate assets include corporate cash, property and equipment, and certain other assets. The “Corporate/Other” column for segment operating income (loss) includes corporate selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,

	2005	2004	2003

Corporate selling, general, and administrative expenses	$(26,455)	$(23,746)	$(20,955)
Gain (loss) on purchase commitments	963	(16,613)	(11,392)
Write-downs of tantalum and palladium	—	(400)	(6,991)
Siliconix transaction-related expenses	(3,751)	—	—
Purchased in-process research and development	(9,694)	(1,500)	—
Restructuring and severance costs	(29,772)	(47,250)	(28,546)
Asset write-downs	(11,416)	(27,296)	(1,014)

	$(80,125)	$(116,805)	$(68,898)

The following geographic data include net sales based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,

	2005	2004	2003

United States	$421,077	$526,569	$444,952
Germany	540,132	588,720	534,019
Other Europe	382,734	495,514	465,533
Israel	180,115	185,801	130,852
Asia Pacific	772,463	618,050	595,241

	$2,296,521	$2,414,654	$2,170,597

Property and Equipment - Net

	December 31,

	2005	2004

United States	$169,057	$184,570
Germany	121,438	130,811
Czech Republic	61,891	74,073
Other Europe	113,619	148,038
Israel	242,112	272,186
People’s Republic of China	172,395	157,760
Republic of China (Taiwan)	157,704	158,420
Other Asia Pacific	50,304	43,534
Other	2,072	2,423

	$1,090,592	$1,171,815

Note 17 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options (see Note 12), warrants (see Note 7),  convertible debt instruments (see Note 6), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,

	2005	2004	2003

Numerator:
Numerator for basic earnings per share - net earnings	$62,274	$44,696	$26,842
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	2,722	—	—

Numerator for diluted earnings per share - adjusted net earnings	$64,996	$44,696	$26,842

Denominator:
Denominator for basic earnings per share - weighted average shares	177,606	163,701	159,631
Effect of dilutive securities
Convertible and exchangeable notes	10,737	—	—
Employee stock options	907	1,926	684
Warrants	—	261	45
Other	71	50	83

Dilutive potential common shares	11,715	2,237	812

Denominator for diluted earnings per share - adjusted weighted average shares	189,321	165,938	160,443

Basic earnings per share	$0.35	$0.27	$0.17

Diluted earnings per share	$0.34	$0.27	$0.17

Note 17 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	2005	2004	2003

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	23,496	9,283
LYONs, due 2021	—	8,979	8,544
Exchangeable unsecured notes, due 2102	6,176	6,176	6,176
General Semiconductor Notes	—	—	4,329
Weighted average employee stock options	6,300	3,444	5,663
Weighted average warrants	8,824	7,074	7,074

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

As described in Note 6, the Convertible Subordinated Notes, due 2023, were issued in 2003.  These notes are only convertible upon the occurrence of certain events.  While none of these events have occurred as of December 31, 2005, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

As described in Note 6, the Company purchased a portion of the LYONs for stock in 2004 and for cash in 2003.  By their terms, the LYONs were convertible into 3,809,000, 3,809,000, and 6,802,000 shares of common stock at December 31, 2005, 2004, and 2003, respectively.  Subsequent to the Company’s decision to utilize stock to settle the holders’ put option in June 2004, the Company assumes, for the purposes of the EPS computation, all future put options will be settled in stock based on the settlement formula set forth in the indenture governing the LYONs.

The Company redeemed all notes of its General Semiconductor subsidiary in 2003.

Note 18 – Summary of Quarterly Financial Information (Unaudited)

(in thousands)

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$554,366	$582,388	$566,077	$593,690	$640,921	$646,699	$584,320	$542,714
Gross profit	116,819	132,047	135,793	142,847	159,711	168,924	140,978	86,348
Operating income (loss)	15,452	13,899	33,013	33,597	62,081	67,803	38,602	(74,917)
Net earnings (loss)	5,712	9,716	19,956	26,890	35,966	41,118	22,070	(54,458)
Per Share Data
Earnings (loss) per share - Basic	$0.03	$0.06	$0.11	$0.15	$0.22	$0.25	$0.13	$(0.33)
Earnings (loss) per share - Diluted	$0.03	$0.05	$0.11	$0.14	$0.20	$0.22	$0.13	$(0.33)
Certain Items Recorded during the Quarters:
Gross profit:
Gain (loss) on purchase commitments	$(2,277)	$(1,323)	$1,146	$3,417	$—	$—	$—	$(16,613)
Write-downs of tantalum and palladium	—	—	—	—	—	—	—	(400)
Operating profit:
Restructuring and severance costs	$(5,027)	$(9,227)	$(3,924)	$(11,594)	$(301)	$(1,759)	$(4,997)	$(40,193)
Asset write-downs	—	(131)	(4,682)	(6,603)	—	—	—	(27,296)
Siliconix acquisition-related costs	—	(3,751)	—	—	—	—	—	—
Purchased in-process research and development	—	(9,201)	—	(493)	—	—	(1,500)	—
Other income (expense):
Gain on settlement of note receivable	$—	$—	$—	$—	$—	$—	$3,100	$—
Gain on sale of land	—	2,120	—	—	—	—	—	—
One-time tax benefits	$—	$3,698	$—	$5,279	$—	$—	$—	$10,550
Quarter end date*	Apr. 2	Jul. 2	Oct. 1	Dec. 31	Apr. 3	Jul. 3	Oct. 2	Dec. 31

* - The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.