Form 10-Q
period 2006-04-01
VISHAY INTERTECHNOLOGY INC
filed 2006-05-09
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 5, 2006 registrant had 169,742,596 shares of its common stock and 14,679,440 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

APRIL 1, 2006

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 1, 2006	December 31, 2005

	(Unaudited )
Assets
Current assets:
Cash and cash equivalents	$656,265	$622,577
Short-term investments	—	9,925
Accounts receivable, net	375,089	350,850
Inventories:
Finished goods	151,092	149,709
Work in process	192,630	181,125
Raw materials	167,205	157,036
Deferred income taxes	40,255	39,115
Prepaid expenses and other current assets	92,505	96,295

Total current assets	1,675,041	1,606,632
Property and equipment, at cost:
Land	92,895	92,650
Buildings and improvements	410,470	406,798
Machinery and equipment	1,707,357	1,684,736
Construction in progress	72,965	67,229
Allowance for depreciation	(1,197,212)	(1,160,821)

	1,086,475	1,090,592
Goodwill	1,433,727	1,434,901
Other intangible assets, net	171,204	174,220
Other assets	209,749	221,246

Total assets	$4,576,196	$4,527,591

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
 Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 1, 2006	December 31, 2005

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$5,616	$3,473
Trade accounts payable	136,777	142,709
Payroll and related expenses	122,288	118,814
Other accrued expenses	161,998	173,982
Income taxes	38,344	29,655
Current portion of long-term debt	140,269	1,533

Total current liabilities	605,292	470,166
Long-term debt less current portion	613,287	751,553
Deferred income taxes	26,932	27,091
Deferred grant income	10,376	11,896
Other liabilities	149,867	149,938
Accrued pension and other postretirement costs	261,617	256,986
Minority interest	3,994	4,109
Stockholders’ equity:
Common stock	16,968	16,946
Class B common stock	1,468	1,468
Capital in excess of par value	2,228,404	2,225,966
Retained earnings	695,326	657,166
Unearned compensation	—	(95)
Accumulated other comprehensive loss	(37,335)	(45,599)

Total stockholders’ equity	2,904,831	2,855,852

Total liabilities and stockholders’ equity	$4,576,196	$4,527,591

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Net revenues	$631,086	$554,366
Cost of products sold	471,286	435,270
Loss on purchase commitments	3,303	2,277

Gross profit	156,497	116,819
Selling, general and administrative expenses	95,852	96,340
Restructuring and severance costs	698	5,027
Asset write-offs	80	—

Operating income	59,867	15,452
Other income (expense):
Interest expense	(8,657)	(8,053)
Other	4,281	3,653

	(4,376)	(4,400)

Earnings before taxes and minority interest	55,491	11,052
Income taxes	17,145	2,688
Minority interest	186	2,652

Net earnings	$38,160	$5,712

Basic earnings per share	$0.21	$0.03
Diluted earnings per share	$0.20	$0.03
Weighted average shares outstanding - basic	184,272	166,107
Weighted average shares outstanding - diluted	218,611	167,153

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended

	April 1, 2006	April 2, 2005

Operating activities
Net earnings	$38,160	$5,712
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	47,046	49,378
Gain on disposal of property and equipment	(938)	(24)
Minority interest in net earnings of consolidated subsidiaries	186	2,652
Accretion of interest on convertible debentures	996	988
Asset write-downs	80	—
Purchase commitment liability	(952)	(9,625)
Write-downs of tantalum inventories	8,228	—
Inventory write-offs for obsolescence	8,203	6,849
Deferred grant income	(1,563)	(1,943)
Other	14,588	(4,314)
Changes in operating assets and liabilities	(60,842)	(51,879)

Net cash provided by (used in) operating activities	53,192	(2,206)
Investing activities
Purchase of property and equipment	(36,085)	(29,659)
Redemption of short-term investment	9,925	—
Proceeds from sale of property and equipment	1,893	1,227
Proceeds from sale of AeroGo	191	—

Net cash used in investing activities	(24,076)	(28,432)
Financing activities
Principal payments on long-term debt and capital lease obligations	(3,627)	(27)
Net borrowings on revolving credit lines	—	14,680
Net changes in short-term borrowings	2,142	18,324
Proceeds from stock options exercised	2,024	63

Net cash provided by financing activities	539	33,040
Effect of exchange rate changes on cash and cash equivalents	4,033	(11,680)

Net increase (decrease) in cash and cash equivalents	33,688	(9,278)
Cash and cash equivalents at beginning of period	622,577	632,700

Cash and cash equivalents at end of period	$656,265	623,422

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the first quarter of 2006 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2006 end on April 1, 2006, July 1, 2006, September 30, 2006, and December 31, 2006.  The four fiscal quarters in 2005 ended on April 2, 2005, July 2, 2005, October 1, 2005, and December 31, 2005, respectively.

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Restructuring and Severance Costs and Related Asset Write-Downs

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

First Quarter 2006

The Company recorded restructuring and severance costs of $698,000 for the first quarter of 2006, substantially all of which was paid during the quarter.  Restructuring of European operations included $290,000 of employee termination costs covering 19 technical, production, administrative and support employees located in Germany, the Netherlands, the United Kingdom, Portugal, and Hungary.  Another $46,000 of severance costs relates to termination costs of three administrative and support employees in the United States.  The Company also incurred $362,000 of other exit costs during the quarter, principally to consolidate two facilities in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $80,000 related to these restructuring programs during the first quarter of 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized subsequent to the completion of restructuring programs.

First Quarter 2005

The Company recorded restructuring and severance costs of $5,027,000 for the first quarter of 2005.  Restructuring of European and Asian operations included $3,106,000 of employee termination costs covering 121 technical, production, administrative and support employees located in Germany, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  Another $1,921,000 of restructuring and severance costs related to termination costs of 57 technical, production, administrative, and support employees and three executives in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company did not record any asset write-downs related to these restructuring programs during the first quarter of 2005.

Year ended December 31, 2005

The Company recorded restructuring and severance costs of $29,772,000 during the year ended December 31, 2005.  Restructuring of European and Asian operations included $24,825,000 of employee termination costs covering 906 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  Included in employee termination costs is a pension settlement charge of $3,255,000 related to 194 employees in the Republic of China (Taiwan).  Another $3,910,000 of severance costs relates to termination costs of 159 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $1,037,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

The following table summarizes activity to date related to restructuring programs initiated in 2005 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$28,735	$1,037	$29,772	1,068
Utilized	(18,487)	(638)	(19,125)	(979)
Foreign currency translation	(130)	—	(130)	—

Balance at December 31, 2005	10,118	399	10,517	89
Utilized	(4,498)	(18)	(4,516)	(24)
Foreign currency translation	145	—	145	—

Balance at April 1, 2006	$5,765	$381	$6,146	65

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2006.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the three fiscal month periods ended April 1, 2006 and April 2, 2005 reflect the Company’s expected tax rate on reported operating earnings before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.  The Company recorded no tax benefit associated with the tantalum-related charges discussed in Note 8.

Note 4 – Long-Term Debt

Revolving credit facility

The Company maintains a secured revolving credit facility, which expires in May 2007.  At December 31, 2005, the maximum commitment under the revolving credit facility was $400 million.  No amounts have been outstanding under the revolving credit facility since August 2005.

In light of its current liquidity, Vishay unilaterally reduced the amount available under the revolving credit facility by half, to $200 million, effective March 16, 2006.  The option to unilaterally reduce the amount of the commitment was included in the original revolving credit facility agreement.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees.  The reduction in the commitment amount is expected to reduce commitment fees by approximately $1 million over the remaining term of the agreement.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the revolving credit facility.  Certain of the Company’s subsidiaries are permitted to borrow under the revolving credit facility.  Any borrowings by these subsidiaries under the revolving credit facility are guaranteed by Vishay.

The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.  The Company was in compliance with all covenants at April 1, 2006.

Liquid Yield Option™ Notes, due 2021

The holders of the Company’s Liquid Yield Option™ Notes (“LYONs”) have the option to require the Company to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.   The holders also have the right to require Vishay to repurchase the notes on June 4, 2011 and June 4, 2016 at their accreted value on these dates, as set forth in the notes.   Pursuant to the terms of the LYONs, the Company may choose to pay the purchase price in cash, Vishay common stock, or a combination of both.

On April 4, 2006, the Company announced its intent to pay cash to any holders who exercise their option to require the Company to repurchase the LYONs on the June 4, 2006 repurchase date.  The Company formally notified holders of the LYONs on May 3, 2006.  Accordingly, the accreted value of the LYONs at April 1, 2006 of $137,206,000 has been reclassified as a current liability.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Net earnings	$38,160	$5,712
Other comprehensive income (loss):
Foreign currency translation adjustment	8,259	(42,219)
Unrealized gain (loss) on available for sale securities	4	—
Pension liability adjustment	1	368

Total other comprehensive income (loss)	8,264	(41,851)

Comprehensive income (loss)	$46,424	$(36,139)

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the first quarters of 2006 and 2005 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended April 1, 2006		Fiscal quarter ended April 2, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,369	$1,051	$1,072	$1,504
Interest cost	3,981	2,163	3,659	2,622
Expected return on plan assets	(4,806)	(231)	(4,792)	(293)
Amortization of prior service cost	326	—	376	18
Amortization of losses	1,789	785	921	390

Net periodic benefit cost	$2,659	$3,768	$1,236	$4,241

The following table shows the components of the net periodic benefit cost for the first quarters of 2006 and 2005 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended April 1,2006		Fiscal quarter ended April 2,2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$74	$100	$246	$138
Interest cost	314	78	323	106
Amortization of prior service cost	21	—	21	—
Amortization of transition obligation	48	—	48	—
Amortization of losses	1	—	—	—

Net periodic benefit cost	$458	$178	$638	$244

Note 7 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment.  SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The application of SFAS No. 123-R did not have a material impact on the Company’s net earnings, basic and diluted earnings per share, financial position, or cash flows during the first quarter of 2006.

Pursuant to SFAS No. 123-R, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Vishay is applying the modified prospective transition method to account for its employee stock options.  Under the modified prospective transition method, the fair value of new and previously granted but unvested equity awards is recognized as compensation expense in the statement of operations, and prior period results are not restated.

As a result of the application of SFAS No. 123-R, in the first quarter of 2006, the Company recorded pre-tax compensation expense (within selling, general and administrative expenses) associated with employee stock options that had not vested as of the date of adoption of $159,000.   The adoption of SFAS No. 123-R did not affect the stock-based compensation associated with the Company’s phantom stock units, which were already based on the market price of the stock at the date of grant.   The adoption of SFAS No. 123-R also did not affect the stock-based compensation associated with the Company’s restricted stock grants, which were already based on the market price of the stock at the date of grant and recognized over the service period.  The adoption of SFAS No. 123-R did, however, impact the balance sheet presentation of restricted stock grants.  The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par  value concurrent with the adoption of SFAS No. 123-R.

SFAS No. 123-R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, which the Company previously applied.  Under the intrinsic value method described by APB No. 25, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.  Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123-R for the periods prior to 2006, the Company’s pro forma net earnings and net earnings per share would have approximated the following (in thousands, except per share amounts):

Fiscal quarter ended April 2, 2005

Net income, as reported	$5,712
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	323
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(494)

Pro forma net income	$5,541

Earnings per share:
Basic—as reported	$0.03

Basic—pro forma	$0.03

Diluted—as reported	$0.03

Diluted—pro forma	$0.03

Option activity under the stock option plans as of April 1, 2006 and changes in the three fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding:
December 31, 2005	7,928	$15.87
Granted	—	—
Exercised	(214)	9.46
Cancelled	(42)	19.32

April 1, 2006	7,672	$16.03	3.27

Vested and expected to vest at April 1, 2006	7,672	$16.03	3.27

Exercisable at April 1, 2006	7,362	$15.89	3.27

The pre-tax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2006 of $14.24 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2006 would be approximately $10.9 million.  This amount changes based on changes in the fair market value of the Company’s common stock.  Total intrinsic value of options exercised during the three fiscal months ended April 1, 2006 was approximately $1.2 million.

On January 3, 2006, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives.  On January 3, 2005, the Company granted 30,000 phantom stock units pursuant to employment agreements between the Company and certain executives.  In the first quarter of 2006 and 2005, the Company recognized compensation expense of $348,000 and $435,000, respectively, equal to the value of the underlying stock on the date of grant.  The fair value of the 2005 grants pursuant to SFAS No. 123-R is equal to the intrinsic value as determined pursuant to APB No. 25.

Note 8 – Current Vulnerability Due to Certain Concentrations

The Company is a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors.  The Company is obligated under two contracts entered into in 2000 with Cabot Corporation to make purchases of tantalum through 2006.  The Company’s purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, the Company wrote down the carrying value of its tantalum inventory on-hand and recognized losses on future purchase commitments.

The Company’s liability for purchase commitments is estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified in the contracts.  Changes in the expected market prices and in the Company’s mix of tantalum-grade purchases may result in additional gains or losses on its purchase commitments.

As a result of a decline in market prices for tantalum during the quarter ended April 1, 2006, the Company recorded losses resulting from adjustments to previously existing purchase commitments of $3,303,000.  The Company also recorded a write-down of $8,228,000, included in cost of products sold, to reduce the carrying value of its tantalum inventories to market value.

There is no established market on which tantalum raw materials are regularly traded and quoted.  The Company based its estimates of current market prices on quotations from two suppliers of these materials.  The Company cannot be certain that it could currently enter into contracts for the purchase of tantalum at these same quoted prices.  Had the Company made other assumptions regarding current and future prices for tantalum, the amount of the inventory write-downs and the charges against its purchase commitments would have been different.

During the quarter ended April 2, 2005, the Company recorded losses resulting from adjustments to previously existing purchase commitments of $2,277,000, primarily due to changes in the mix of tantalum-grade purchases.

Note 9 – Segment Information

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors (formerly referred to as the “Active Components” segment), consisting principally of diodes, transistors, power MOSFETs, motor control integrated circuits, optoelectronic components and IRDCs, and Passive Components, consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business segment.  The following table sets forth business segment information for the fiscal quarters ended April 1, 2006 and April 2, 2005, respectively (in thousands):

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Net revenues:
Semiconductors
Product sales	$302,727	$267,238
Royalty revenues	2,199	689

Total Semiconductors	304,926	267,927

Passive Components
Product sales	326,160	286,439

Total Passive Components	326,160	286,439

	$631,086	$554,366

Segment operating income:
Semiconductors	$43,176	$18,582
Passive Components	36,389	10,599
Corporate	(7,389)	(6,425)
Restructuring and severance costs	(698)	(5,027)
Asset write-downs	(80)	—
Loss on purchase commitments	(3,303)	(2,277)
Write-downs of tantalum	(8,228)	—

Consolidated operating income	$59,867	$15,452

Restructuring and severance costs:
Semiconductors	$174	$798
Passive Components	524	4,229

	$698	$5,027

Asset write-offs:
Passive Components	$80	$—

	$80	$—

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Numerator:
Numerator for basic earnings per share - net earnings	$38,160	$5,712
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	4,799	—

Numerator for diluted earnings per share - adjusted net earnings	$42,959	$5,712

Denominator:
Denominator for basic earnings per share - weighted average shares	184,272	166,107
Effect of dilutive securities
Convertible and exchangeable notes	33,481	—
Employee stock options	769	970
Other	89	76

Dilutive potential common shares	34,339	1,046

Denominator for diluted earnings per share - adjusted weighted average shares	218,611	167,153

Basic earnings per share	$0.21	$0.03

Diluted earnings per share	$0.20	$0.03

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	—	23,496
LYONs, due 2021	—	10,262
Exchangeable Unsecured Notes, due 2102	—	6,176
Weighted average employee stock options	5,282	6,065
Weighted average warrants	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of April 1, 2006, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

By their terms, the LYONs were convertible into 3,809,000 shares of common stock at April 1, 2006 and April 2, 2005, respectively.  In 2005, based on its action to settle the holders’ purchase option on the June 4, 2004 purchase date in common stock, the Company assumed for purposes of the earnings per share computation that all future purchase options for the LYONs would be settled in stock based on the settlement formula set forth in the indenture governing the LYONs. Based on the Company’s stated intention to settle the June 4, 2006 purchase option in cash, the earnings per share computation for the first quarter of 2006 is based on the 3,809,000 shares that would be issued in a normal conversion.

Note 11 – New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Vishay adopted this standard effective January 1, 2006.  The provisions of this statement are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Vishay adopted SFAS No. 123-R, Share-Based Payment, effective January 1, 2006.  See Note 7.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements of the accounting for and reporting of a change in accounting principle.  This statement also provides guidance on the accounting for and reporting of error corrections. Vishay adopted this standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).  Altersteilzeit (“ATZ”) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated.  The Task Force reached a consensus that the additional compensation under an ATZ arrangement should be accounted for as a postemployment benefit under SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  An entity should recognize the additional compensation over the period from the point at which the employee signs the ATZ contract until the end of the active service period.  Vishay adopted this standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Vishay operates in two segments, Semiconductors and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary, of which we completed the acquisition of the 19.6% interest that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  The Passive Components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the Semiconductors business. With the acquisition of BCcomponents in December 2002, revenues from our Semiconductors and Passive Components businesses are essentially split evenly.

Net revenues for the first quarter of 2006 were $631.1 million, as compared to net revenues for the first quarter of 2005 of $554.4 million.   Net earnings for the first quarter of 2006 were $38.2 million, or $0.20 per diluted share compared to net earnings of $5.7 million or $0.03 per diluted share for the first quarter of 2005.  Net earnings for the first quarter of 2006 were impacted by pre-tax charges for restructuring and severance costs and related asset write-downs of $0.8 million, losses resulting from adjustments to previously existing purchase commitments of $3.3 million and write-downs of tantalum inventories to current market value of $8.2 million. These items and their tax-related consequences had a negative $0.05 effect on earnings per share.  Net earnings for the first quarter of 2005 were impacted by pre-tax charges for restructuring and severance costs of $5.0 million and losses resulting from adjustments to previously existing purchase commitments of $2.3 million.  These items and their tax related consequences had a negative $0.03 effect on earnings per share.

The electronic components industry is presently enjoying an excellent business climate.  All regions and practically all market segments are prospering.  Revenues improved 14% versus the prior year’s first quarter, and improved 6% sequentially.  As expected, our cost reduction efforts of the past several years are yielding margin improvements.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet.  See Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first quarter of 2005 through the first quarter of 2006 (dollars in thousands):

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006

Net revenues	$554,366	$582,388	$566,077	$593,690	$631,086
Gross profit margin *	21.1%	22.7%	24.0%	24.1%	24.8%
End-of-period backlog	$464,400	$451,300	$490,100	$511,300	$600,000
Book-to-bill ratio	1.06	0.99	1.07	1.04	1.14
Inventory turnover	3.12	3.20	3.07	3.22	3.31
Change in ASP vs. prior quarter	-1.4%	-1.4%	-0.6%	-1.7%	-0.2%

* Gross profit margin includes the impact of inventory write-downs, and gain (loss) on purchase commitments.

See “Segments” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced very favorable economic conditions during the first quarter of 2006.   All of our end-use markets appeared to be very strong, with no signs of weakening.  Strong backlog at the end of 2005, combined with accelerating orders during the quarter, led to a higher-than-expected increase in revenue.  Orders increased sequentially by 16%.  For the first quarter of 2006, the overall book-to-bill ratio climbed to 1.14, indicating that we should expect continued growth into the second quarter of 2006.  Orders from distributors were very strong in the first quarter of 2006, resulting in a book-to-bill ratio for these customers of 1.25, compared to a ratio of 1.09 during the fourth quarter of 2005.   Orders from original equipment manufacturers also improved, resulting in a book-to-bill ratio for these customers of 1.04, compared to a ratio of 0.99 during the fourth quarter of 2005.  We believe that inventories in the supply chain continue to be low.  We believe that the first quarter ramp-up in distributor orders is supported by their increased business, and not a build in their inventory levels.

We continue to experience pressure on selling prices, although the price decline has slowed dramatically sequentially and versus the prior year.   In certain product lines, we have even seen opportunities for price increases.  We believe pricing will be stable to moderately lower for the rest of 2006.

Capacity Utilization

Capacity utilization is a reflection of product demand and of available capacities.

Capacity load generally improved versus the second half of 2005 in the Passive Components segment.  Our resistor lines utilization improved marginally, continuing to operate at an average of approximately 80% to 90% of capacity, with some specialty lines operating at or near full capacity.  Our capacitor lines operated at between 75% and 90% of capacity, an improvement versus the 60% to 85% utilization experienced during the second half of 2005.

We continue to operate near full capacity in most of our front-end Semiconductors facilities.  We have made significant investments in expanding capacity in our Semiconductor facilities, which will ramp up in future quarters.  Our Siliconix division has begun a project to add 8-inch silicon wafer manufacturing capabilities at the fabrication facility in Itzehoe, Germany.  This project is expected to alleviate capacity constraints for high-cell-density wafers and reduce costs.  Our Siliconix division also maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

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

Segments

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the first quarter of 2005 through the first quarter of 2006 (dollars in thousands):

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006

Semiconductors
Net revenues	$267,927	$283,053	$286,872	$304,640	$304,926
Book-to-bill ratio	1.01	1.00	1.09	1.04	1.21
Gross profit margin	22.5%	23.5%	26.0%	25.5%	27.4%
Passive Components
Net revenues	$286,439	$299,335	$279,205	$289,050	$326,160
Book-to-bill ratio	1.10	0.98	1.04	1.04	1.07
Gross profit margin *	19.7%	21.8%	21.9%	22.5%	22.4%

* Gross profit margin for the Passive Components segment includes the impact of inventory write-downs, and gain (loss) on purchase commitments.

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 73.3% at the end of the first quarter of 2006, as compared to 72.8% at the end of 2005, 71.8% at the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program which will save Vishay approximately $50 million per year.  In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will eventually generate additional annual cost savings of $50 million, of which we believe approximately $20 million will begin to be realized in 2006, an additional $20 million will begin to be realized in 2007, and an additional $10 million will begin to be realized in 2008.  Our cost savings initiatives are expected to include a combination of production transfers, plant closures, and overhead streamlining.

Our restructuring plans for 2006 include moving certain back-end Siliconix division production from the Republic of China (Taiwan) to the People’s Republic of China; consolidating certain locations in Hungary and Germany; shifting production for a portion of our film capacitor product lines from Belgium to India and the People’s Republic of China; shifting production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and completing a second phase of transferring our tantalum molded capacitor finishing operation from Israel to the People’s Republic of China.  Many of these planned programs will begin in the second quarter.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended

	April 1, 2006	April 2, 2005

Cost of products sold	74.7%	78.5%
Gross profit	24.8%	21.1%
Selling, general & administrative expenses	15.2%	17.4%
Operating income	9.5%	2.8%
Earnings before taxes & minority interest	8.8%	2.0%
Net earnings	6.0%	1.0%
Effective tax rate	30.9%	24.3%

Net Revenues

Net revenues for the first quarter of 2006 were $631.1 million, or 14% greater than net revenues for the first quarter of 2005. Net revenues for 2006 include royalty revenues of $2.2 million, versus $0.7 million in 2005. The increase in revenues is principally attributable to volume increases from the stronger, broad-based demand for our products, partially offset by decreases in average selling prices.  Unit sales volume increased by 21.5% and average selling prices decreased by 2.4% in the first quarter of 2006 versus the comparable prior year quarter.  The stronger U.S. dollar against foreign currencies in the first quarter of 2006 as compared to the first quarter of 2005 had the result of decreasing reported revenues by $20 million.

Sales to each of our end-use markets during the first quarter of 2006 improved compared to 2005.  We have seen very favorable development in the consumer sector (primarily impacting Asia) driven by end-use demand for MP3 players and LCD television sets.    We also saw a strong upturn for laptop computers.  While we expected a cyclical downturn of mobile phones, this did not take place and we expect an excellent year for sales into this sector, due to the worldwide expansion of 3G mobile phones.   The industrial market continued to get stronger worldwide, following a good year in 2005.  Sales for end-uses in the automotive sector have been stable on a global basis, with strength in Europe offsetting  a small downturn in the U.S.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $12.9 million and $12.4 million for the first quarters of 2006 and 2005, respectively, or 2.0% and 2.3% of gross sales, respectively.  Actual credits issued under the programs during the first quarters of 2006 and 2005 (accrued at the time of sale) were approximately $16.9 million and $14.7 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.  The decrease in the incentives as a percentage of sales compared to the prior year period is indicative of the generally improving business climate affecting our distributors and the electronic component industry.

Gross Profit and Margins

Cost of products sold as a percentage of net sales for the first quarter of 2006 was 74.7%, as compared to 78.5% for the first quarter of 2005.  Gross profit as a percentage of net sales for the first quarter of 2006 was 24.8%, as compared to 21.1% for the first quarter of 2005.  The improvement in gross profit margins for 2006 reflect increased sales volumes and the impact of our cost reduction programs, partially offset by lower average selling prices.   Gross profit margins for 2006 reflect losses on tantalum purchase commitments of $3.3 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.  Gross profit margins for 2005 reflect losses on tantalum purchase commitments of $2.3 million.

Segments

Discussion and analysis of sales and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

Net revenues of the Semiconductors segment for the first quarter of 2006 were $304.9 million, as compared to $267.9 million during the first quarter of 2005, an increase of 14%.  The increase was driven primarily by increased sales volume, partially offset by lower average selling prices.  For the first quarter of 2006, unit sales volume increased by  23.3% and average selling prices decreased by 4.0% compared to the first quarter of 2005.  The stronger U.S. dollar against foreign currencies in the first quarter of 2006 versus the comparable prior year period had the result of decreasing reported net revenues by $8 million.

Gross profit as a percentage of net revenues for the first quarter of 2006 was 27.4%, as compared to 22.5% for the comparable prior year period, principally due to increases in sales volume partially offset by the decline in average selling prices during the current year period.

We are benefiting from our recent capacity expansion in our Semiconductors segment, and the extremely strong demand makes continuing capacity expansion a first priority.  With a book-to-bill ratio of 1.21 for our Semiconductors segment during the first quarter of 2006, we expect continued revenue growth in the second quarter of 2006.

Passive Components

Net revenues of the Passive Components segment for the first quarter of 2006 were $326.2 million, as compared to $286.4 million during the first quarter of 2005, an increase of 14%.  The increase was driven primarily by increased sales volume, partially offset by lower average selling prices.  For the first quarter of 2006, unit sales volume increased by 19.9% and average selling prices decreased by 0.8% compared to the first quarter of 2005, although our capacitor product lines experienced a small increase in average selling prices. The stronger U.S. dollar against foreign currencies in the first quarter of 2006 versus the comparable prior year period had the result of decreasing reported net revenues by $12 million.

Gross profit as a percentage of net revenues for the first quarter of 2006 was 22.4%, as compared to 19.7% for the comparable prior year period, principally due to increases in sales volume partially offset by the decline in average selling prices during the current year period and greater tantalum-related charges.  Gross profit margins for the Passive Components segment for 2006 reflect losses on tantalum purchase commitments of $3.3 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.  Gross profit margins for the Passive Components segment for 2005 reflect losses on tantalum purchase commitments of $2.3 million.

The improvements in margins are largely attributable to an increase in sales volume and the significant cost reduction programs that have been initiated in all Passive Components product lines.  These programs have included and will continue to include combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

With a book-to-bill ratio of 1.07 for our Passive Components segment during the first quarter of 2006, we expect continued revenue growth in the second quarter of 2006.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2006 were 15.2% of net revenues as compared to 17.4% for the comparable prior year period, partially due to an increased sales base.  The Company’s cost reduction initiatives referred to above also target SG&A costs, as demonstrated by this improvement.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above and in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and in Note 2 to our consolidated condensed financial statements included in Part I of this document.

We continued our restructuring activities during the first quarter of 2006, recording restructuring and severance costs of $0.7 million, and recording related asset write-downs of $0.1 million.  We are presently implementing cost savings initiatives to generate an additional $50 million in annual cost savings by 2008.  Approximately $20 million of these annual savings are expected to be realized beginning in 2006.

Our restructuring program has been on-going since 2001.  We recorded restructuring and severance costs for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 of $29.8 million, $47.3 million, $28.5 million, $18.6 million, and $40.9 million, respectively.  We also recorded asset write-downs of $11.4 million, $27.3 million, $1.0 million, $12.4 million, and $21.0 million during the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.  We have realized, and expect to continue to realize, annual cost savings associated with the restructuring activities initiated in 2001, 2002, 2003, 2004, and 2005.

Other Income (Expense)

Interest expense for the first quarter of 2006 increased by $0.6 million as compared to the first quarter of 2005.  This increase is primarily due to debt assumed in the acquisition of Alpha Electronics in the fourth quarter of 2005, as well as increases in the variable rate paid on the exchangeable notes due 2102, partially offset by the impact of having no amounts outstanding under our revolving credit facility during the first quarter of 2006.

The following table analyzes the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	April 1, 2006	April 2, 2005	Change

Foreign exchange gain (loss)	$(1,777)	$896	$(2,673)
Interest income	4,686	2,834	1,852
Dividend income	98	168	(70)
Gain on disposal of property and equipment	938	24	914
Other	336	(269)	605

	$4,281	$3,653	$628

Minority Interest

Minority interest in earnings decreased $2.5 million for the first quarter of 2006 as compared to the comparable prior year period, due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the first quarter of 2006 was 30.9% as compared to 24.3% for the comparable prior year period.  The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.  We recorded no tax benefit associated with the losses on tantalum purchase commitments in the first quarter of 2006 and 2005, nor with the write-down of tantalum inventories to current market value in the first quarter of 2006.

Financial Condition and Liquidity

Cash and cash equivalents were $656.3 million as of April 1, 2006, as compared to $622.6 million as of December 31, 2005. We had an additional $9.9 million invested in highly-liquid short-term investments as of December 31, 2005.  Approximately $503.0 million (77%) of our cash balance at April 1, 2006 was held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Our financial condition as of April 1, 2006 continued to be strong, with a current ratio (current assets to current liabilities) of 2.8 to 1, as compared to a ratio of 3.4 to 1 at December 31, 2005.  The decrease in this ratio is primarily due to the reclassification of our Liquid Yield Option™ Notes (“LYONs”), which we may be required to repurchase for cash on June 4, 2006, as described below.  Our ratio of total debt (including current portion) to stockholders’ equity was 0.26 to 1 at both April 1, 2006 and December 31, 2005.  To the extent that the holders of the LYONs do not choose to exercise their option for Vishay to repurchase the notes, the remaining LYONs would be reclassified back to long-term debt effective June 5, 2006.

Cash flows from operations were $53.2 million for the three fiscal months ended April 1, 2006, as compared to cash used in operations of $2.2 million for the comparable prior year period.   This improvement is largely attributable to increased earnings.

Cash paid for property and equipment for the three fiscal months ended April 1, 2006 was $36.1 million, as compared to $29.7 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $180 million in 2006, principally to expand capacity in the Semiconductors businesses.

Our debt levels are essentially the same at April 1, 2006 as they were at December 31, 2005, although our LYONs have been reclassified as a current liability.   The holders of our LYONs have the option to require us to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.  On May 3, 2006, the Company formally notified holders of the LYONs that it had elected to pay the purchase price for the notes on the June 4, 2006 purchase date in cash.  We intend to use cash on-hand to settle any LYONs which we are required to repurchase.   The accreted value of all currently outstanding LYONs would be approximately $138 million on June 4, 2006.

We maintain a secured revolving credit facility, which expires in May 2007.  At December 31, 2005, the maximum commitment under the revolving credit facility was $400 million.  No amounts have been outstanding under the revolving credit facility since August 2005.  In light of our current liquidity, we unilaterally reduced the amount available under the revolving credit facility by half, to $200 million, effective March 16, 2006.  The option to unilaterally reduce the amount of the commitment was included in the original revolving credit facility agreement.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees.  The reduction in the commitment amount is expected to reduce facility commitment fees by approximately $1 million over the remaining term of the agreement.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at April 1, 2006.    Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at April 1, 2006, as calculated pursuant to the terms of the credit facility, was $1,321 million, which is $363 million more than the minimum required under the related credit facility covenant.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the revolving credit facility.  Certain of our subsidiaries are also permitted to borrow under the revolving credit facility. Any borrowings of these subsidiaries under the credit facility are guaranteed by Vishay.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; business and economic trends, generally or in the specific markets where we sell the bulk of our products; competitive pricing and other competitive pressures; changes in the pricing for new materials used by the Company, particularly tantalum and palladium; cancellation of a material portion of the orders in our backlog; difficulties in expansion, new product development, and/or integration of newly acquired businesses, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions and the cancellation or reduction of government grants, tax benefits or other incentives; currency exchange rate fluctuations; labor unrest or strikes; underutilization of plants and factories in high labor cost regions and capacity constraints in low labor cost regions; the availability of acquisition opportunities on terms considered reasonable to us; an inability to attract or retain highly qualified personnel; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility.  No amounts were outstanding under this facility at April 1, 2006 or at December 31, 2005.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of April 1, 2006 and December 31, 2005, we did not have any outstanding interest rate swap or cap agreements.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004.  We recorded a write-down of tantalum inventories during the first quarter of 2006.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of April 1, 2006 and December 31, 2005, we did not have any outstanding foreign currency forward exchange contracts.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable.

Item 4.   Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over  financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Stockholder Class Action Lawsuit

On March 9, 2006, Vishay announced its intent to create a new “Class C” common stock. Each share of Class C common stock would generally have terms identical to a share of Vishay’s currently traded common stock (which would be renamed “Class A” common stock), except with respect to voting power. Each share of Class C common stock would have voting power equal to one-tenth of a vote when voting together with other classes of stock on matters presented to shareholders. The creation and issuance of Class C common stock requires amendment to Vishay’s Certificate of Incorporation.  The Company is seeking authorization of the Class C common stock and does not have any current plans to issue the shares of Class C stock.

On April 10, 2006, Vishay filed its definitive proxy statement with the Securities and Exchange Commission.  The definitive proxy statement included a proposal to amend Vishay’s Certificate of Incorporation to authorize the Class C common stock, a proposal to amend Vishay’s charter documents to give the directors the exclusive right to determine the size of the Board, and other proposals.

On April 11, 2006, a class action complaint was filed in the Delaware Court of Chancery against Vishay and the members of its Board of Directors. The plaintiff asked the court to enjoin the annual meeting, to invalidate the authorization of the Class C common stock and the charter amendment, and to enjoin any issuance of Class C shares.

The Court declined to hold a hearing on the plaintiff’s request for a preliminary injunction.  Instead, the Court will hold a trial on the plaintiff’s claims in June 2006, after the annual meeting is held.  Vishay has agreed not to implement the authorization of the Class C stock or the charter amendment, if approved, prior to the Court’s decision.

The plaintiff filed an amended complaint on May 1, 2006, repeating most of the same claims.

Vishay believes the complaint is without merit and intends to vigorously oppose it.

Siliconix Shareholder Matters

Tender Offer Litigation

On May 12, 2005, Vishay successfully completed a tender offer for shares of Siliconix not owned by Vishay.  Following the March 3, 2005 announcement of Vishay’s intention to make the tender offer for the remaining shares of Siliconix that Vishay did not already own, several purported class-action complaints were filed in the Delaware Court of Chancery against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer was unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  The Delaware actions were consolidated into a single class action.  The parties to the Delaware consolidated action subsequently entered into a settlement agreement, which was approved by the court on October 25, 2005.

A single stockholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the California Superior Court granted Vishay’s motion to stay the purported class action filed in California challenging the offer. The California action was formally dismissed in April 2006.

Proctor Litigation

In January 2005, an amended class action complaint was filed in the California Superior Court on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purports to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action seeks injunctive relief and unspecified damages.

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

An amended complaint was filed in November 2005.  On March 7, 2006, the California Superior Court rejected Vishay’s motion to dismiss the claim and required Vishay to answer the complaint.  Vishay intends to file a motion in the Delaware Court of Chancery for an anti-suit injunction in the Proctor litigation, based on the settlement agreement that was reached in connection with the claims filed by the Siliconix minority shareholders in Delaware.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

VISHAY INTERTECHNOLOGY, INC.

/s/ Richard N. Grubb

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2006