Form 10-Q
period 2006-07-01
VISHAY INTERTECHNOLOGY INC
filed 2006-08-08
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

☒ Yes	☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of August 4, 2006 registrant had 170,092,858 shares of its common stock and 14,358,361 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

JULY 1, 2006

PART I  - FINANCIAL INFORMATION

Item 1.     Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 1, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,047	$622,577
Short-term investments	—	9,925
Accounts receivable, net	390,124	350,850
Inventories:
Finished goods	155,713	149,709
Work in process	195,087	181,125
Raw materials	176,343	157,036
Deferred income taxes	41,229	39,115
Prepaid expenses and other current assets	91,616	96,295

Total current assets	1,625,159	1,606,632
Property and equipment, at cost:
Land	93,825	92,650
Buildings and improvements	418,918	406,798
Machinery and equipment	1,748,537	1,684,736
Construction in progress	64,305	67,229
Allowance for depreciation	(1,240,118)	(1,160,821)

	1,085,467	1,090,592
Goodwill	1,443,239	1,434,901
Other intangible assets, net	169,548	174,220
Other assets	204,732	221,246

Total assets	$4,528,145	$4,527,591

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 1, 2006	December 31, 2005

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$6,626	$3,473
Trade accounts payable	132,472	142,709
Payroll and related expenses	121,542	118,814
Other accrued expenses	165,210	173,982
Income taxes	29,550	29,655
Current portion of long-term debt	1,794	1,533

Total current liabilities	457,194	470,166
Long-term debt less current portion	613,438	751,553
Deferred income taxes	27,607	27,091
Deferred grant income	8,967	11,896
Other liabilities	160,153	149,938
Accrued pension and other postretirement costs	272,686	256,986
Minority interest	4,376	4,109
Stockholders’ equity:
Common stock	17,007	16,946
Class B common stock	1,438	1,468
Capital in excess of par value	2,229,262	2,225,966
Retained earnings	738,168	657,166
Unearned compensation	—	(95)
Accumulated other comprehensive loss	(2,151)	(45,599)

Total stockholders’ equity	2,983,724	2,855,852

Total liabilities and stockholders’ equity	$4,528,145	$4,527,591

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	July 1, 2006	July 2, 2005

Net revenues	$660,523	$582,388
Cost of products sold	479,808	449,018
Loss on purchase commitments	794	1,323

Gross profit	179,921	132,047
Selling, general and administrative expenses	104,317	95,838
Purchased in-process research and development	—	9,201
Siliconix transaction-related expenses	—	3,751
Restructuring and severance costs	8,227	9,227
Asset write-offs	3,794	131

Operating income	63,583	13,899
Other income (expense):
Interest expense	(8,407)	(8,462)
Loss on early extinguishment of debt	(2,854)	—
Other	3,723	6,593

	(7,538)	(1,869)

Earnings before taxes and minority interest	56,045	12,030
Income taxes	12,822	1,202
Minority interest	381	1,112

Net earnings	$42,842	$9,716

Basic earnings per share	$0.23	$0.06
Diluted earnings per share	$0.22	$0.05
Weighted average shares outstanding - basic	184,419	176,198
Weighted average shares outstanding - diluted	217,803	177,133

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Six Fiscal Months Ended

	July 1, 2006	July 2, 2005

Net revenues	$1,291,609	$1,136,754
Cost of products sold	951,094	884,288
Loss on purchase commitments	4,097	3,600

Gross profit	336,418	248,866
Selling, general and administrative expenses	200,169	192,178
Purchased in-process research and development	—	9,201
Siliconix transaction-related expenses	—	3,751
Restructuring and severance costs	8,925	14,254
Asset write-offs	3,874	131

Operating income	123,450	29,351
Other income (expense):
Interest expense	(17,064)	(16,515)
Loss on early extinguishment of debt	(2,854)	—
Other	8,004	10,246

	(11,914)	(6,269)

Earnings before taxes and minority interest	111,536	23,082
Income taxes	29,967	3,890
Minority interest	567	3,764

Net earnings	$81,002	$15,428

Basic earnings per share	$0.44	$0.09
Diluted earnings per share	$0.41	$0.09
Weighted average shares outstanding - basic	184,345	171,125
Weighted average shares outstanding - diluted	218,204	172,115

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended

	July 1, 2006	July 2, 2005

Operating activities
Net earnings	$81,002	$15,428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,902	96,147
Gain on disposal of property and equipment	(1,306)	(2,463)
Purchased in-process research and development	—	9,201
Loss on early extinguishment of debt	2,854	—
Minority interest in net earnings of consolidated subsidiaries	567	3,764
Accretion of interest on convertible debentures	1,700	1,984
Asset write-downs	3,874	131
Purchase commitment liability	(5,534)	(16,932)
Write-downs of tantalum inventories	8,228	—
Inventory write-offs for obsolescence	13,655	14,341
Deferred grant income	(3,017)	(3,734)
Other	24,690	(3,078)
Changes in operating assets and liabilities, net of effects of businesses acquired	(89,109)	(71,453)

Net cash provided by operating activities	130,506	43,336
Investing activities
Purchase of property and equipment	(70,101)	(53,148)
Redemption of short-term investment	9,925	—
Proceeds from sale of property and equipment	4,935	7,520
Purchase of businesses, net of cash acquired	—	(18,433)
Proceeds from sale of AeroGo	191	—

Net cash used in investing activities	(55,050)	(64,061)
Financing activities
Principal payments on long-term debt and capital lease obligations	(145,448)	(8,724)
Proceeds from long-term debt	75	—
Net repayment on revolving credit lines	—	(11,000)
Net changes in short-term borrowings	3,135	13,802
Proceeds from stock options exercised	2,791	73

Net cash used in financing activities	(139,447)	(5,849)
Effect of exchange rate changes on cash and cash equivalents	16,461	(28,850)

Net decrease in cash and cash equivalents	(47,530)	(55,424)
Cash and cash equivalents at beginning of period	622,577	632,700

Cash and cash equivalents at end of period	$575,047	$577,276

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the fiscal periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Acquisitions

2006 Acquisition Activities

Effective July 31, 2006, the Company acquired all of the outstanding capital stock of Phoenix do Brazil Ltda., a manufacturer of resistors, for approximately $17.5 million, subject to adjustment based on the closing financial position on July 31, 2006.

Second Quarter 2005 Acquisitions

On April 28, 2005, Vishay completed its acquisition of all of the outstanding capital stock of SI Technologies, Inc., a designer, manufacturer, and marketer of high-performance industrial sensors and controls, weighing and automotive systems, and related products.  The purchase price was $17,660,000 in cash, plus the assumption of $10,693,000 of SI Technologies debt.  In October 2005, Vishay sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture and marketing of industrial automation products, for cash of $1,000,000 and promissory notes totaling $3,888,000.

On May 12, 2005, Vishay completed an exchange offer for shares of Siliconix incorporated common stock that Vishay did not already own.  Prior to the exchange offer, Vishay owned approximately 80.4% of the common stock of Siliconix. On May 16, 2005, Vishay effected a merger of a subsidiary of Vishay with and into Siliconix, as a result of which Siliconix became a wholly owned subsidiary of Vishay.  As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in the consolidated financial statements of Vishay prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and consolidated balance sheets.

Both Vishay and Siliconix incurred expenses associated with the defense and settlement of class action litigation initiated by Siliconix minority shareholders.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating to $3,751,000, are reported in a separate line item in the accompanying condensed consolidated statements of operations for the second quarter and six fiscal months ended July 2, 2005.

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

Note 3 – Restructuring and Severance Costs and Related Asset Write-Downs

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

Second Quarter 2006

The Company recorded restructuring and severance costs of $8,227,000 for the second quarter of 2006.  Restructuring of European and Asian operations included $6,626,000 of employee termination costs related to 335 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, the United Kingdom, Portugal, Hungary, the Philippines, Taiwan, Japan, India, and China.  Another $495,000 of severance costs relates to termination costs of 46 technical, production, administrative and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $619,000 related to 52 employees in the Republic of China (Taiwan).  The Company also incurred $1,106,000 of other exit costs during the quarter, principally to consolidate facilities in the United States and Hungary.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $3,794,000 related to these restructuring programs during the second quarter of 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Six Fiscal Months Ended July 1, 2006

The Company recorded restructuring and severance costs of $8,925,000 during the six fiscal months ended July 1, 2006. Restructuring of European and Asian operations included $6,916,000 of employee termination costs related to 360 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, the United Kingdom, Portugal, Hungary, the Philippines, Taiwan, Japan, India, and China.  Another $541,000 of severance costs relates to termination costs of 49 technical, production, administrative and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $619,000 related to 52 employees in the Republic of China (Taiwan). The Company also incurred $1,468,000 of other exit costs during the six fiscal months ended July 1, 2006, principally to consolidate facilities in the United States and Hungary.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $3,874,000 related to these restructuring programs during the six fiscal months ended July 1, 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$7,457	$1,468	$8,925	409
Utilized	(2,284)	(1,228)	(3,512)	(169)
Foreign currency translation	(58)	(9)	(67)	—

Balance at July 1, 2006	$5,115	$231	$5,346	240

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by the end of the second quarter of 2007.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Certain of the Company’s restructuring programs are being implemented over periods ranging through March 2008.  As required by generally accepted accounting principles, the Company is recognizing restructuring expense over the stay periods of the respective employees for these programs.  The unrecognized restructuring costs related to these programs as of July 1, 2006 total approximately $10.0 million.

Second Quarter 2005

The Company recorded restructuring and severance costs of $9,227,000 for the second quarter of 2005.  Restructuring of European and Asian operations included $8,605,000 of employee termination costs covering 229 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  Included in employee termination costs is a pension settlement charge of $1,850,000 related to 125 employees in the Republic of China (Taiwan).  Another $435,000 of severance costs relates to termination costs of 43 technical, production, administrative, and support employees in the United States.  The Company also incurred $187,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs of $131,000 related to these restructuring programs during the second quarter of 2005.

Six Fiscal Months Ended July 2, 2005

The Company recorded restructuring and severance costs of $14,254,000 during the six fiscal months ended July 2, 2005. Restructuring of European and Asian operations included $11,676,000 of employee termination costs covering 350 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, and Hungary.  Included in employee termination costs is a pension settlement charge of $1,850,000 related to 125 employees in the Republic of China (Taiwan).  Another $2,356,000 of severance costs relates to termination costs of 103 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $222,000 of other exit costs.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs of $131,000 related to these restructuring programs during the six fiscal months ended July 2, 2005.

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

The following table summarizes activity to date related to restructuring programs initiated in 2005 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$28,735	$1,037	$29,772	1,068
Utilized	(18,487)	(638)	(19,125)	(979)
Foreign currency translation	(130)	—	(130)	—

Balance at December 31, 2005	10,118	399	10,517	89
Utilized	(7,168)	(436)	(7,604)	(38)
Foreign currency translation	381	128	509	—

Balance at July 1, 2006	$3,331	$91	$3,422	51

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2006.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the six fiscal month periods ended July 1, 2006 and July 2, 2005 reflect the Company’s expected tax rate on reported operating earnings before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates. The Company recorded no tax benefit associated with the tantalum-related charges discussed in Note 10.

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

Note 5 – Long-Term Debt

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

The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.  The Company was in compliance with all covenants at July 1, 2006.

Liquid Yield Option™ Notes, due 2021

The holders of the Company’s Liquid Yield Option™ Notes (“LYONs”) had the option to require the Company to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.   All holders of the LYONs exercised their option to require the Company to repurchase their LYONs.  The Company paid $137,910,000 to the holders of the LYONs on the purchase date.

As a result of the early extinguishment of the LYONs, the Company recognized a pretax, non-cash write off of unamortized debt issuance costs associated with the 2001 issuance of the LYONs totaling $2,854,000.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net earnings	$42,842	$9,716	$81,002	$15,428
Other comprehensive income (loss):
Foreign currency translation adjustment	36,313	(54,861)	44,572	(97,080)
Unrealized gain (loss) on available for sale securities	13	—	17	—
Pension liability adjustment	(1,142)	475	(1,141)	843

Total other comprehensive income (loss)	35,184	(54,386)	43,448	(96,237)

Comprehensive income (loss)	$78,026	$(44,670)	$124,450	$(80,809)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the second quarters of 2006 and 2005 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended July 1, 2006		Fiscal quarter ended July 2, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,369	$1,068	$1,072	$1,471
Interest cost	3,981	2,231	3,659	2,506
Expected return on plan assets	(4,806)	(231)	(4,792)	(279)
Amortization of prior service cost	326	—	376	18
Curtailments and settlements	—	619	—	1,850
Amortization of losses	1,789	811	921	375

Net periodic benefit cost	$2,659	$4,498	$1,236	$5,941

The following table shows the components of the net periodic benefit cost for the six fiscal months ended July 1, 2006 and July 2, 2005 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended July 1, 2006		Six fiscal months ended July 2, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$2,738	$2,119	$2,144	$2,975
Interest cost	7,962	4,394	7,318	5,128
Expected return on plan assets	(9,612)	(462)	(9,584)	(572)
Amortization of prior service cost	652	—	752	36
Curtailments and settlements	—	619	—	1,850
Amortization of losses	3,578	1,596	1,842	765

Net periodic benefit cost	$5,318	$8,266	$2,472	$10,182

The settlement losses recorded in the second quarters of 2006 and 2005 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan).  See Note 3.

The following table shows the components of the net periodic benefit cost for the second quarters of 2006 and 2005 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended July 1, 2006		Fiscal quarter ended July 2, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$74	$104	$69	$132
Interest cost	314	82	323	101
Amortization of prior service cost	21	—	21	—
Amortization of transition obligation	48	—	48	—
Amortization of losses	1	—	—	—

Net periodic benefit cost	$458	$186	$461	$233

The following table shows the components of the net periodic benefit cost for the six fiscal months ended July 1, 2006 and July 2, 2005 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Six fiscal months ended July 1, 2006		Six fiscal months ended July 2, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$148	$204	$315	$270
Interest cost	628	160	646	207
Amortization of prior service cost	42	—	42	—
Amortization of transition obligation	96	—	96	—
Amortization of losses	2	—	—	—

Net periodic benefit cost	$916	$364	$1,099	$477

Note 8 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment.  SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The application of SFAS No. 123-R did not have a material impact on the Company’s net earnings, basic and diluted earnings per share, financial position, or cash flows during the six fiscal months ended July 1, 2006.

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

As a result of the application of SFAS No. 123-R, in the six fiscal months ended July 1, 2006, the Company recorded pre-tax compensation expense (within selling, general and administrative expenses) associated with employee stock options that had not vested as of the date of adoption of $238,000.   The adoption of SFAS No. 123-R did not affect the stock-based compensation associated with the Company’s phantom stock units, which were already based on the market price of the stock at the date of grant.   The adoption of SFAS No. 123-R also did not affect the stock-based compensation associated with the Company’s restricted stock grants, which were already based on the market price of the stock at the date of grant and recognized over the service period.  The adoption of SFAS No. 123-R did, however, impact the balance sheet presentation of restricted stock grants.  The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par  value concurrent with the adoption of SFAS No. 123-R.

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

	Fiscal quarter ended	Six fiscal months ended
	July 2, 2005	July 2, 2005

Net income, as reported	$9,716	$15,428
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	323
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(162)	(656)

Pro forma net income	$9,554	$15,095

Earnings per share:
Basic—as reported	$0.06	$0.09

Basic—pro forma	$0.05	$0.09

Diluted—as reported	$0.05	$0.09

Diluted—pro forma	$0.05	$0.09

Option activity under the stock option plans as of July 1, 2006 and changes in the six fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding:
December 31, 2005	7,928	$15.87
Granted	20	15.83
Exercised	(291)	9.59
Cancelled	(52)	19.05

July 1, 2006	7,605	$16.09	3.04

Vested and expected to vest at July 1, 2006	7,605	$16.09	3.04

Exercisable at July 1, 2006	7,278	$15.95	3.04

The pre-tax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2006 of $15.73 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2006 would be approximately $14.5 million.  This amount changes based on changes in the fair market value of the Company’s common stock.  Total intrinsic value of options exercised during the six fiscal months ended July 1, 2006 was approximately $1.7 million.

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

Note 9 – Commitments and Contingencies

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

The Company has engaged environmental consultants and attorneys to assist management in evaluating potential liabilities related to environmental matters.  Management assesses the input from these consultants along with other information known to the Company in its effort to continually monitor these potential liabilities.  Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a “potentially responsible party.”  Such assessments consider the Company’s share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation and the number of past users and their financial viability.

As part of the acquisition of General Semiconductor in 2001, the Company assumed responsibility for remediation of environmental matters.  As of December 31, 2005, the Company had accrued environmental liabilities of $17,400,000, including approximately $2,400,000 for one former site in the state of New York, related to its General Semiconductor subsidiaries.

During the second quarter of 2006, in response to comments from the New York State Department of Environmental Conservation, the Company revised its workplan for one former General Semiconductor site.  Based on this revised workplan, the Company re-evaluated its estimate of the ultimate remediation costs for this site.  As of the end of the second quarter of 2006, the Company determined that its best estimate of remediation costs was approximately $6 million and recorded an additional $3.6 million of expenses within selling, general, and administrative expenses during the second quarter of 2006.

While the ultimate outcome of environmental matters cannot be determined, management does not believe that the final resolution of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, beyond the amounts previously provided for in the consolidated financial statements.  The Company’s present and past facilities have been in operation for many years.  These facilities have used substances and have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

Note 10 – Current Vulnerability Due to Certain Concentrations

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

The Company’s recorded liability for purchase commitments is estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified in the contracts.  Changes in the expected market prices and in the Company’s mix of tantalum-grade purchases may result in additional gains or losses on its purchase commitments.

As a result of a decline in market prices for tantalum during the first quarter of 2006, the Company recorded losses resulting from adjustments to previously existing purchase commitments of $3,303,000.  The Company recorded additional losses resulting from adjustments to previously existing purchase commitments of $794,000 during the second quarter of 2006, primarily due to changes in the mix of tantalum-grade purchases.

The Company also recorded a write-down of $8,228,000, included in cost of products sold, to reduce the carrying value of its tantalum inventories to market value during the first quarter of 2006.

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

During the quarter and six fiscal months ended July 2, 2005, the Company recorded losses resulting from adjustments to previously existing purchase commitments of $1,323,000 and $3,600,000, respectively, primarily due to changes in the mix of tantalum-grade purchases.

Note 11 – Segment Information

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors, consisting principally of transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products, and Passive Components, consisting principally of resistors, capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business segment.  The following table sets forth business segment information for the fiscal quarters and six fiscal month periods ended July 1, 2006 and July 2, 2005, respectively (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net revenues:
Semiconductors
Product sales	$323,353	$282,335	$626,080	$549,573
Royalty revenues	949	718	3,148	1,407

Total Semiconductors	324,302	283,053	629,228	550,980

Passive Components
Product sales	336,221	299,304	662,381	585,743
Royalty revenues	—	31	—	31

Total Passive Components	336,221	299,335	662,381	585,774

	$660,523	$582,388	$1,291,609	$1,136,754

Segment operating income:
Semiconductors	$50,413	$25,350	$93,589	$43,932
Passive Components	35,478	19,123	71,867	29,722
Corporate	(5,893)	(6,941)	(13,282)	(13,366)
Purchased in-process research and development	—	(9,201)	—	(9,201)
Siliconix transaction-related expenses	—	(3,751)	—	(3,751)
Restructuring and severance costs	(8,227)	(9,227)	(8,925)	(14,254)
Asset write-downs	(3,794)	(131)	(3,874)	(131)
Loss on purchase commitments	(794)	(1,323)	(4,097)	(3,600)
Write-downs of tantalum	—	—	(8,228)	—
Environmental remediation	(3,600)	—	(3,600)	—

Consolidated operating income	$63,583	$13,899	$123,450	$29,351

Restructuring and severance costs:
Semiconductors	$1,368	$2,776	$1,542	$3,574
Passive Components	6,859	6,451	7,383	10,680

	$8,227	$9,227	$8,925	$14,254

Asset write-offs:
Semiconductors	$3,748	$—	$3,748	$—
Passive Components	46	131	126	131

	$3,794	$131	$3,874	$131

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Numerator:
Numerator for basic earnings per share - net earnings	$42,842	$9,716	$81,002	$15,428
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	4,678	—	9,476	—

Numerator for diluted earnings per share - adjusted net earnings	$47,520	$9,716	$90,478	$15,428

Denominator:
Denominator for basic earnings per share - weighted average shares	184,419	176,198	184,345	171,125
Effect of dilutive securities
Convertible and exchangeable notes	32,351	—	32,916	—
Employee stock options	947	859	858	914
Other	86	76	85	76

Dilutive potential common shares	33,384	935	33,859	990

Denominator for diluted earnings per share - adjusted weighted average shares	217,803	177,133	218,204	172,115

Basic earnings per share	$0.23	$0.06	$0.44	$0.09

Diluted earnings per share	$0.22	$0.05	$0.41	$0.09

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	—	23,496	—	23,496
LYONs, due 2021	—	11,137	—	10,697
Exchangeable Unsecured Notes, due 2102	—	6,176	—	6,176
Weighted average employee stock options	4,112	6,614	4,697	6,339
Weighted average warrants	8,824	8,824	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of July 1, 2006, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

As described in Note 5, the Company made a cash repurchase of all outstanding LYONs pursuant to the option of the holders to require the Company to repurchase the LYONs on June 4, 2006.  In 2005, based on its action to settle the holders’ purchase option on the June 4, 2004 purchase date in common stock, the Company assumed for purposes of the earnings per share computation that all future purchase options for the LYONs would be settled in stock based on the settlement formula set forth in the indenture governing the LYONs.  Due to the decision to utilize cash to repurchase the notes on the June 4, 2006, purchase date, the earnings per share computation for the 2006 periods are based on the 3,809,000 shares that would have been issued in a normal conversion, weighted for the period they were outstanding.

Note 13 – New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Vishay adopted this standard effective January 1, 2006.  The provisions of this statement are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Vishay adopted SFAS No. 123-R, Share-Based Payment, effective January 1, 2006.  See Note 8.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and Vishay will adopt FIN 48 effective January 1, 2007.  The Company is currently evaluating the provisions of FIN 48 to determine the impact, if any, the adoption will have on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, transistors, diodes, rectifiers, certain types of integrated circuits, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Semiconductors and electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the computer, telecommunications, military/aerospace, instrument, automotive, medical, and consumer electronics industries.

Vishay operates in two segments, Semiconductors and Passive Components.  Semiconductors segment products include power MOSFETs, transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary; we completed the acquisition of the 19.6% interest in Siliconix that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  The Passive Components business had historically predominated at Vishay until the purchase of General Semiconductor in November 2001, after which the lead position shifted to the Semiconductors business. With the acquisition of BCcomponents in December 2002, revenues from our Semiconductors and Passive Components businesses are essentially split evenly.

Net revenues for the second quarter of 2006 were $660.5 million, a 13% increase as compared to net revenues for the second quarter of 2005 of $582.4 million.  Net earnings for the second quarter of 2006 were $42.8 million, or $0.22 per diluted share compared to net earnings of $9.7 million or $0.05 per diluted share for the second quarter of 2005.  Net earnings for the second quarter of 2006 were impacted by pre-tax charges for restructuring and severance costs of $8.2 million, related asset write-downs of $3.8 million, losses resulting from adjustments to previously existing purchase commitments of $0.8 million, a loss on early extinguishment of debt of $2.9 million and an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million. These items and their tax-related consequences had a negative $0.06 effect on earnings per share.  Net earnings for the second quarter of 2005 were impacted by restructuring and severance costs and related asset write-downs of $9.4 million, charges for purchased in-process research and development of $9.2 million, Siliconix transaction-related expenses of $3.8 million, and by losses resulting from adjustments to previously existing purchase commitments of $1.3 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the second quarter of 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling. These items and their tax related consequences had a negative $0.07 effect on earnings per share.

Net revenues for the six fiscal months ended July 1, 2006 were $1,291.6 million, a 14% increase as compared to sales of $1,136.8 million for the comparable prior year period.  Net earnings for the six fiscal months ended July 1, 2006 were $81.0 million or $0.41 per diluted share compared to net earnings of $15.4 million or $0.09 per diluted share for the comparable prior year period.  Net earnings for the six fiscal months ended July 1, 2006 were impacted by pre-tax charges for restructuring and severance costs of $8.9 million, related asset write-downs of $3.9 million, losses resulting from adjustments to previously existing purchase commitments of $4.1 million, write-downs of tantalum inventories to current market value of $8.2 million, a loss on early extinguishment of debt of $2.9 million and an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million.  These items and their tax related consequences had a negative $0.12 effect on earnings per share.  Net earnings for the six fiscal months ended July 2, 2005 were impacted by pretax charges for restructuring and severance costs and related asset write-downs of $14.4 million, charges for purchased in-process research and development of $9.2 million, Siliconix transaction-related expenses of $3.8 million, and losses resulting from adjustments to previously existing purchase commitments of $3.6 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the six fiscal months ended July 2, 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling. These items and their tax related consequences had a negative $0.10 effect on earnings per share.

The electronic components industry is presently enjoying a very favorable business climate.  All regions and practically all market segments are doing well.  Revenues improved 13% versus the prior year’s second quarter, and improved 5% sequentially.  As expected, our cost reduction efforts of the past several years are yielding margin improvements.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second quarter of 2005 through the second quarter of 2006 (dollars in thousands):

	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006

Net revenues	$582,388	$566,077	$593,690	$631,086	$660,523
Gross profit margin *	22.7%	24.0%	24.1%	24.8%	27.2%
End-of-period backlog	$451,300	$490,100	$511,300	$600,000	$653,700
Book-to-bill ratio	0.99	1.07	1.04	1.14	1.07
Inventory turnover	3.20	3.07	3.22	3.31	3.35
Change in ASP vs. prior quarter	-1.4%	-0.6%	-1.7%	-0.2%	-1.3%

* Gross profit margin includes the impact of inventory write-downs, and gain (loss) on purchase commitments.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience very favorable economic conditions during the second quarter of 2006.   All of our end-use markets appeared to be very strong.    For the second quarter of 2006, the overall book-to-bill ratio remained above one, at 1.07.  While we anticipate revenues to be essentially flat in the third quarter of 2006 due to normal seasonality, we are generally optimistic for the second half of 2006 and for next year.  Orders from original equipment manufacturers continued to be strong in the second quarter of 2006, with a book-to-bill ratio of 1.05, compared to a ratio of 1.04 during the first quarter of 2006.   During the second quarter of 2006, we noted some slow-down in orders from distributors, although the overall situation remains healthy, with worldwide distribution inventory turnover at approximately 4.0.  The book-to-bill ratio for distribution customers is still above one, at 1.08 for the second quarter of 2006, a decrease from an outstanding ratio of 1.25 during the first quarter of 2006.  We also perceive the distributors’ business to end-use customers to be strong, a major difference to our experience in 2004, where a ramp-up in distributor orders in the first half of the year resulted in excess inventory in the pipeline and sluggish sales in the second half of the year.   Our backlog has continued to grow, with a low level of cancellations.

We experienced only modest pressure on selling prices.  In certain product lines, we have even seen opportunities for price increases.  We believe pricing will be stable to moderately lower for the rest of 2006.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second quarter of 2005 through the second quarter of 2006 (dollars in thousands):

	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006

Semiconductors
Net revenues	$283,053	$286,872	$304,640	$304,926	$324,302
Book-to-bill ratio	1.00	1.09	1.04	1.21	1.15
Gross profit margin	23.5%	26.0%	25.5%	27.4%	27.8%
Passive Components
Net revenues	$299,335	$279,205	$289,050	$326,160	$336,221
Book-to-bill ratio	0.98	1.04	1.04	1.07	0.99
Gross profit margin *	21.8%	21.9%	22.5%	22.4%	26.7%

* Gross profit margin for the Passive Components segment includes the impact of inventory write-downs, and gain (loss) on purchase commitments.

Capacity Utilization

Capacity utilization is a reflection of product demand and of available capacities.

Capacity load in the Passive Components segment is approximately the same as the first quarter of 2006, which represents improved capacity versus the second half of 2005.  Our resistor lines continued to operate at an average of approximately 80% to 90% of capacity, with some specialty lines operating at or near full capacity.  Our capacitor lines operated at between 75% and 90% of capacity.

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

We believe the strength of our balance sheet would enable us to acquire a larger target, and we are presently evaluating opportunities to do so.

We are also presently continuing to explore opportunities to acquire some smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses.  Consistent with this strategy, we acquired all of the outstanding capital stock of Phoenix do Brazil Ltda., a manufacturer of resistors, for approximately $17.5 million, effective July 31, 2006.  The acquisition of Phoenix do Brazil provides Vishay with increased market presence in South America.

Second Quarter 2005 Acquisitions

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, Vishay acquired the 19.6% interest in Siliconix that it did not already own during the second quarter of 2006.   The consolidated condensed statements of operations for the second quarter and six fiscal months ended July 2, 2005 include two items related to this transaction.

Both Vishay and Siliconix incurred expenses associated with the defense and settlement of stockholder litigation related to the Siliconix transaction.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating $3.8 million, are included in a separate line in the consolidated condensed statements of operations.

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

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 73.7% at the end of the second quarter of 2006, compared to 73.3% at the end of the first quarter of 2006, 72.8% at the end of 2005, 71.8% at the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

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

Our restructuring plans for 2006 include moving certain back-end Siliconix division production from the Republic of China (Taiwan) to the People’s Republic of China; consolidating certain locations in Hungary and Germany; shifting production for a portion of our film capacitor product lines from Belgium to India and the People’s Republic of China; shifting production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and completing a second phase of transferring our tantalum molded capacitor finishing operation from Israel to the People’s Republic of China.  Many of these planned programs began in the second quarter and are proceeding according to plan.  During the second quarter, we also announced our intent to close the wafer fabrication facility in Freiburg, Germany, and transfer production to other Vishay facilities.  The commencement of the plan to close the Freiburg fabrication facility is pending successful negotiation with the workers’ council representing the affected employees.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Cost of products sold	72.6%	77.1%	73.6%	77.8%
Gross profit	27.2%	22.7%	26.0%	21.9%
Selling, general & administrative expenses	15.8%	16.5%	15.5%	16.9%
Operating income	9.6%	2.4%	9.6%	2.6%
Earnings before taxes & minority interest	8.5%	2.1%	8.6%	2.0%
Net earnings	6.5%	1.7%	6.3%	1.4%
Effective tax rate	22.9%	10.0%	26.9%	16.9%

Net Revenues

Net revenues for the quarter and six fiscal months ended July 1, 2006 were $660.5 million and $1,291.6 million, respectively, or 13% and 14% greater than net revenues for the respective prior year periods.  Net revenues for the quarter and six fiscal months ended July 1, 2006 include royalty revenues of $0.9 million and $3.1 million, respectively, versus $0.7 and $1.4 million for the respective prior year periods.  The increase in revenues is principally attributable to volume increases from the stronger, broad-based demand for our products, partially offset by decreases in average selling prices.  For the second quarter of 2006, unit sales volume increased by 17.1% and average selling prices decreased by 2.4% versus the second quarter of 2005.  For the six fiscal months ended July 1, 2006, unit sales volume increased by 19.2% and average selling prices decreased by 2.4% versus the comparable prior year period.  The stronger U.S. dollar against foreign currencies in the quarter and six fiscal months ended July 1, 2006 (versus the comparable prior year periods) had the result of decreasing reported revenues by $3 million and $22 million, respectively.  Compared to the first quarter of 2006, the weaker U.S. dollar increased reported quarterly revenues by $9 million sequentially.

Sales to each of our end-use markets during the second quarter and first half of 2006 improved compared to 2005.  The industrial market continued to get stronger worldwide, following a good year in 2005.  Sales for end-uses in the automotive sector have been solid on a global basis, with strength in Europe offsetting weak results in the U.S., where major customers restructure their operations.   We continue to see strong results in the consumer sector (primarily impacting Asia) driven by end-use demand for MP3 players and LCD television sets.   We also have seen excellent results in the telecommunications market, despite some delays in expansion of 3G mobile phones.   We also saw continued upturn for laptop computers.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $27 million and $28 million for the six fiscal month periods ended July 1, 2006 and July 2, 2005, respectively, or 2.1% and 2.4% of gross sales, respectively.  Actual credits issued under the programs (which were accrued at the time of sale) during the six fiscal month periods ended July 1, 2006 and July 2, 2005, respectively, were approximately $31 million and $29 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.  The decrease in the incentives as a percentage of sales compared to the prior year period is indicative of the generally improving business climate affecting our distributors and the electronic component industry.

Gross Profit and Margins

Cost of products sold as a percentage of net revenues for the quarter and six fiscal months ended July 1, 2006 was 72.6% and 73.6%, respectively, as compared to 77.1% and 77.8% for the respective comparable prior year periods.  Gross profit as a percentage of net revenues for the quarter and six fiscal months ended July 1, 2006 was 27.2% and 26.0% respectively, as compared to 22.7% and 21.9% for the respective comparable prior year periods. The improvement in gross profit margins for the 2006 periods reflect increased sales volumes and the impact of our cost reduction programs, partially offset by lower average selling prices and higher precious metals costs.   Gross profit margins for the second quarter of 2006 reflect losses on tantalum purchase commitments of $0.8 million; and gross profit margins for the six fiscal months ended July 1, 2006 reflect losses on tantalum purchase commitments of $4.1 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.  Gross profit margins for the quarter and six fiscal months ended July 2, 2005 also reflect losses on tantalum purchase commitments of $1.3 million and $3.6 million, respectively.

Segments

Discussion and analysis of sales and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

Net revenues of the Semiconductors segment for the quarter and six fiscal months ended July 1, 2006 were $324.3 million and $629.2 million, respectively, or 15% and 14% greater than net revenues for the respective prior year period.   Our Siliconix division’s quarterly revenue in the second quarter of 2006 was an all-time record.  The increase was driven primarily by increased sales volume, partially offset by lower average selling prices.   For the second quarter of 2006, unit sales volume increased by 14.7% and average selling prices decreased by 4.1% versus the second quarter of 2005.  For the six fiscal months ended July 1, 2006, unit sales volume increased by 14.3% and average selling prices decreased by 4.1% versus the comparable prior year period.  The stronger U.S. dollar against foreign currencies in the quarter and six fiscal months ended July 1, 2006 had the result of decreasing reported revenues by $2 million and $9 million versus the comparable prior year periods.

Gross profit as a percentage of net revenues for the quarter and six fiscal months ended July 1, 2006 was 27.8% and 27.6%, respectively, versus 23.5% and 22.8% for the comparable prior year periods, principally due to increases in sales volume partially offset by the decline in average selling prices during the current year period.

We are benefiting from our recent capacity expansion in our Semiconductors segment, and the extremely strong demand makes continuing capacity expansion a first priority.  With a book-to-bill ratio of 1.15 for our Semiconductors segment during the second quarter of 2006, and expansion efforts continuing on plan, we expect continued revenue growth in future quarters.

Passive Components

Net revenues of the Passive Components segment for the quarter and six fiscal months ended July 1, 2006 were $336.2 million and $662.4 million, respectively, or 12% and 13% greater than net revenues for the respective prior year periods. The increase was driven primarily by increased sales volume, partially offset by lower average selling prices.   For the second quarter of 2006, unit sales volume increased by 13.4% and average selling prices decreased by 0.6% versus the second quarter of 2005.  For the six fiscal months ended July 1, 2006, unit sales volume increased by 16.4% and average selling prices decreased by 0.7% versus the comparable prior year period.  The stronger U.S. dollar against foreign currencies in the quarter and six fiscal months ended July 1, 2006 had the result of decreasing reported revenues by $1 million and $13 million versus the comparable prior year periods.

Gross profit as a percentage of net revenues for the quarter and six fiscal months ended July 1, 2006 was 26.7% and 24.6%, respectively, versus 21.8% and 20.8% for the comparable prior year periods, principally due to increases in sales volume partially offset by the decline in average selling prices and increased precious metals prices during the current year periods. Gross profit margins of the Passive Components segment for the second quarter of 2006 reflect losses on tantalum purchase commitments of $0.8 million; and gross profit margins for the six fiscal months ended July 1, 2006 reflect losses on tantalum purchase commitments of $4.1 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.  Gross profit margins of the Passive Components segment for the quarter and six fiscal months ended July 2, 2005 reflect losses on tantalum purchase commitments of $1.3 million and $3.6 million, respectively.

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

With a book-to-bill ratio of 0.99 for our Passive Components segment during the second quarter of 2006, we expect sales to be essentially flat for the third quarter of 2006.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the quarter and six fiscal months ended July 1, 2006 were 15.8% and 15.5% of net revenues as compared to 16.5% and 16.9% for the comparable prior year periods, partially due to an increased revenue base.  Our cost reduction initiatives referred to above also target SG&A costs, and are reflected in this improvement.   SG&A expenses for the quarter and six fiscal months ended July 1, 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs, particularly in response to the reduced demand for products occasioned by the electronics industry downturn experienced from 2001 to 2003.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above and in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005, and in Note 3 to our consolidated condensed financial statements included in Part I of this Form 10-Q.

We continued our restructuring activities during the first half of 2006, recording restructuring and severance costs of $8.9 million, and recording related asset write-downs of $3.9 million.  We are presently implementing cost savings initiatives to generate an additional $50 million in annual cost savings by 2008.  Approximately $20 million of these annual savings are expected to be realized beginning in 2006.

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

Other Income (Expense)

Interest expense for the six fiscal months ended July 1, 2006 increased by $0.5 million versus the comparable prior year period.  Interest expense marginally decreased in the second quarter of 2006 versus the comparable prior year quarter.  These changes are primarily due to debt assumed in the acquisition of Alpha Electronics in the fourth quarter of 2005, as well as increases in the variable rate paid on the exchangeable notes due 2102, partially offset by the impact of lower amounts outstanding under our revolving credit facility during the periods ending July 1, 2006.

On June 4, 2006, the holders of our Liquid Yield Option™ Notes had the option to require us to repurchase the notes for their accreted value on that date.  All LYONs holders exercised their option.  As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs.  This non-cash write-off is reported in a separate line item in the condensed consolidated statement of operations for the second quarter and six fiscal months ended July 1, 2006.  The early extinguishment of the LYONs is expected to result in annual interest savings of approximately $4.1 million.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	July 1, 2006	July 2, 2005	Change

Foreign exchange (loss) gain	$(2,701)	$976	$(3,677)
Interest income	5,354	3,272	2,082
Gain on disposal of property and equipment	368	2,440	(2,072)
Other	702	(95)	797

	$3,723	$6,593	$(2,870)

	Six fiscal months ended

	July 1, 2006	July 2, 2005	Change

Foreign exchange (loss) gain	$(4,478)	$1,872	$(6,350)
Interest income	10,040	6,106	3,934
Dividend income	98	168	(70)
Gain on disposal of property and equipment	1,306	2,463	(1,157)
Other	1,038	(363)	1,401

	$8,004	$10,246	$(2,242)

Minority Interest

Minority interest in earnings decreased $0.7 million and $3.2 million for the quarter and six fiscal months ended July 1, 2006 as compared to the comparable prior year periods, due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the second quarter and the six fiscal months ended July 1, 2006 was 22.9% and 26.9%, respectively, as compared to 10.0% and 16.9% for the comparable prior year periods.  We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Also, for the quarter and six fiscal months ended July 2, 2005, income tax expense was impacted by a net one-time benefit of items totaling $3.7 million, principally consisting of a favorable settlement of certain tax issues with the Israeli government.  The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.  We recorded no tax benefit associated with the losses on tantalum purchase commitments in the quarters and six fiscal months ended July 1, 2006 and July 2, 2005, respectively; nor with the write-down of tantalum inventories to current market value in the first quarter of 2006.

The effective tax rates for the quarter and six fiscal months ended July 2, 2005 also reflect the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.

Financial Condition and Liquidity

Cash and cash equivalents were $575.0 million as of July 1, 2006, as compared to $622.6 million as of December 31, 2005. We had an additional $9.9 million invested in highly-liquid short-term investments as of December 31, 2005.  Approximately $558.4 million (97%) of our cash balance at July 1, 2006 was held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The relatively low U.S. cash balance is a result of the payment of $138 million to repurchase our LYONs on June 4, 2006.

Our financial condition as of July 1, 2006 continued to be strong, with a current ratio (current assets to current liabilities) of 3.6 to 1, as compared to a ratio of 3.4 to 1 at December 31, 2005.  The increase in this ratio is primarily due to increases in receivables and inventories and decreases in various current liabilities.  Our ratio of debt to stockholders’ equity was 0.21 to 1 at July 1, 2006, compared to 0.26 to 1 at December 31, 2005, primarily due to the repurchase of our LYONs on June 4, 2006.

Cash flows provided by operations were $130.5 million for the six fiscal months ended July 1, 2006, as compared to cash flows provided by operations of $43.3 million for the comparable prior year period.   This improvement is largely attributable to increased earnings.

Cash paid for property and equipment for the six fiscal months ended July 1, 2006 was $70.1 million, as compared to $53.1 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $180 million in 2006, principally to expand capacity in the Semiconductors businesses.   Purchase of businesses, net of cash acquired, or $18.4 million for the six fiscal months ended July 2, 2005 represents the cash paid to acquire SI Technologies and cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.

Our debt levels decreased by $138 million due to the repurchase of our LYONs.  The holders of our LYONs had the option to require us to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.  All LYONs holders exercised their option.  The purchase price was paid in cash from cash on-hand.  The early extinguishment of the LYONs is expected to reduce annual interest expense by approximately $4.1 million.

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

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at July 1, 2006.    Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003.   Our tangible net worth at July 1, 2006, as calculated pursuant to the terms of the credit facility, was $1,371 million, which is $392 million more than the minimum required under the related credit facility covenant.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the revolving credit facility.  Certain of our subsidiaries are also permitted to borrow under the revolving credit facility. Any borrowings of these subsidiaries under the credit facility are guaranteed by Vishay and other subsidiaries.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; the availability of appropriate acquisition opportunities on terms that the Company considers attractive; difficulties in integrating acquired companies; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans; under-utilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; difficulties in new product development; an inability to attract and retain highly qualified personnel; the current hostilities in Israel where the Company conducts certain of its businesses; and other factors affecting the Company’s operations, markets, products, services, and prices that are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. You are urged to refer to the Company’s Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility.  No amounts were outstanding under this facility at July 1, 2006 or at December 31, 2005.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of July 1, 2006 and December 31, 2005, we did not have any outstanding interest rate swap or cap agreements.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of July 1, 2006 and December 31, 2005, we did not have any outstanding foreign currency forward exchange contracts.

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

There were no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Stockholder Class Action Lawsuit

On April 11, 2006, a class action complaint was filed in the Delaware Court of Chancery against Vishay and the members of its Board of Directors.  The complaint opposed Vishay’s proposals to be presented at its May 11, 2006 annual meeting of stockholders to authorize a new Class C common stock and to amend Vishay’s charter to give the directors the exclusive right to determine the size of the board. The plaintiff asked the court to enjoin the annual meeting, to invalidate the authorization of the Class C shares and the charter amendment, and to enjoin any issuance of Class C shares.  Vishay’s Board of Directors decided to withdraw the two charter amendment proposals prior to the meeting.

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

An amended complaint was filed in November 2005.  On March 7, 2006, the California Superior Court rejected Vishay’s motion to dismiss the claim and required Vishay to answer the complaint.  On May 25, 2006, Vishay filed its answer to the complaint, denying the allegations of the amended complaint and asserting various defenses.  On June 13, 2006, the Delaware Court of Chancery issued an anti-suit injunction based on the settlement agreement that was reached in connection with the tender offer litigation filed by the Siliconix minority shareholders in Delaware.  The injunction prevents the Proctor litigation from continuing.  On July 10, 2006, a purported former shareholder filed a notice of appeal of the injunction order with the Supreme Court of Delaware.

Item 1A.	Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We supplement the risk factor, “We are subject to the risks of political, economic and military instability in countries outside the United States in which we operate,” which appears on page 23 of our Annual Report on Form 10-K.  We have significant manufacturing operations in Israel.  We have never experienced any material interruption in our Israeli operations in our over 35 years of operations there, in spite of several Middle East crises, including wars.  However, we might be adversely affected as a result of the current hostilities in the region.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2006, at which stockholders voted on the election of four directors to hold office until 2009, the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006, and a stockholder proposal asking the Board of Directors to retain an investment banker to develop a plan for a recapitalization to result in one vote per share for all outstanding stock .

Election of Directors

	For	Withheld

Ziv Shoshani
Common stock	146,296,155	15,941,699
Class B common stock	14,598,871	2

Total voting power	292,284,865	15,941,719

Thomas C. Wertheimer
Common stock	155,372,947	6,864,906
Class B common stock	14,598,871	2

Total voting power	301,361,657	6,864,926

Marc Zandman
Common stock	147,154,529	15,083,325
Class B common stock	14,598,871	2

Total voting power	293,143,239	15,083,345

Ruta Zandman
Common stock	144,488,719	17,749,134
Class B common stock	14,598,871	2

Total voting power	290,477,429	17,749,154

Ratification of Independent Registered Public Accounting Firm

	For	Against	Abstain

Common stock	160,457,179	1,683,651	97,022
Class B common stock	14,598,871	—	2

Total voting power	306,445,889	1,683,651	97,042

Stockholder Proposal

	For	Against	Abstain	Broker Non-Votes

Common stock	71,373,732	62,892,222	1,479,497	26,495,492
Class B common stock	36,246	14,562,316	2	—

Total voting power	71,736,192	208,515,382	1,479,517	26,495,492

The Company’s proxy statement included two proposed charter amendments authorizing shares of new Class C common stock and placing sole authority for determining the number of directors in the hands of the Board of Directors.  The Board decided to withdraw the two charter amendment proposals because of indications that the proposals lacked a sufficient level of support from the Company’s unaffiliated stockholders.  Representatives of the Board and the Company’s management intend to continue their dialogue with stockholders on capital structure and governance matters, and the relationship of these matters to the Company’s continuing growth.  Based on these discussions, the Board may revisit these or similar proposals for presentation to stockholders in the future.

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

Date: August 8, 2006