Form 10-Q
period 2006-09-30
VISHAY INTERTECHNOLOGY INC
filed 2006-11-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-7416

VISHAY INTERTECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	38-1686453

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

63 Lancaster Avenue
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

As of November 3, 2006 registrant had 170,101,061 shares of its common stock and 14,358,361 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$612,669	$622,577
Short-term investments	—	9,925
Accounts receivable, net	393,337	350,850
Inventories:
Finished goods	156,617	149,709
Work in process	203,475	181,125
Raw materials	178,044	157,036
Deferred income taxes	38,627	39,115
Prepaid expenses and other current assets	110,245	96,295

Total current assets	1,693,014	1,606,632
Property and equipment, at cost:
Land	94,010	92,650
Buildings and improvements	423,489	406,798
Machinery and equipment	1,783,516	1,684,736
Construction in progress	72,524	67,229
Allowance for depreciation	(1,284,086)	(1,160,821)

	1,089,453	1,090,592
Goodwill	1,456,431	1,434,901
Other intangible assets, net	170,175	174,220
Other assets	201,310	221,246

Total assets	$4,610,383	$4,527,591

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 30, 2006	December 31, 2005

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$6,042	$3,473
Trade accounts payable	122,203	142,709
Payroll and related expenses	127,471	118,814
Other accrued expenses	195,566	173,982
Income taxes	41,151	29,655
Current portion of long-term debt	3,855	1,533

Total current liabilities	496,288	470,166
Long-term debt less current portion	608,850	751,553
Deferred income taxes	26,513	27,091
Deferred grant income	7,423	11,896
Other liabilities	163,514	149,938
Accrued pension and other postretirement costs	276,800	256,986
Minority interest	4,591	4,109
Stockholders’ equity:
Common stock	17,009	16,946
Class B common stock	1,436	1,468
Capital in excess of par value	2,229,419	2,225,966
Retained earnings	770,650	657,166
Unearned compensation	—	(95)
Accumulated other comprehensive income (loss)	7,890	(45,599)

Total stockholders’ equity	3,026,404	2,855,852

Total liabilities and stockholders’ equity	$4,610,383	$4,527,591

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	September 30, 2006	October 1, 2005

Net revenues	$654,381	$566,077
Cost of products sold	486,052	431,430
Loss (gain) on purchase commitments	741	(1,146)

Gross profit	167,588	135,793
Selling, general and administrative expenses	98,917	94,174
Restructuring and severance costs	19,160	3,924
Asset write-offs	2,709	4,682

Operating income	46,802	33,013
Other income (expense):
Interest expense	(7,764)	(8,170)
Other	5,665	3,442

	(2,099)	(4,728)

Earnings before taxes and minority interest	44,703	28,285
Income taxes	12,006	8,175
Minority interest	215	154

Net earnings	$32,482	$19,956

Basic earnings per share	$0.18	$0.11
Diluted earnings per share	$0.17	$0.11
Weighted average shares outstanding - basic	184,451	184,114
Weighted average shares outstanding - diluted	208,685	195,719

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Nine Fiscal Months Ended

	September 30, 2006	October 1, 2005

Net revenues	$1,945,990	$1,702,831
Cost of products sold	1,437,146	1,315,718
Loss on purchase commitments	4,838	2,454

Gross profit	504,006	384,659
Selling, general and administrative expenses	299,086	286,352
Purchased in-process research and development	—	9,201
Siliconix transaction-related expenses	—	3,751
Restructuring and severance costs	28,085	18,178
Asset write-offs	6,583	4,813

Operating income	170,252	62,364
Other income (expense):
Interest expense	(24,828)	(24,685)
Loss on early extinguishment of debt	(2,854)	—
Other	13,669	13,688

	(14,013)	(10,997)

Earnings before taxes and minority interest	156,239	51,367
Income taxes	41,973	12,065
Minority interest	782	3,918

Net earnings	$113,484	$35,384

Basic earnings per share	$0.62	$0.20
Diluted earnings per share	$0.59	$0.20
Weighted average shares outstanding - basic	184,381	175,439
Weighted average shares outstanding - diluted	217,090	187,099

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine Fiscal Months Ended

	September 30, 2006	October 1, 2005

Operating activities
Net earnings	$113,484	$35,384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145,951	141,752
Gain on disposal of property and equipment	(2,038)	(1,564)
Purchased in-process research and development	—	9,201
Loss on early extinguishment of debt	2,854	—
Minority interest in net earnings of consolidated subsidiaries	782	3,918
Accretion of interest on convertible debentures	1,700	2,986
Asset write-downs	6,583	4,813
Purchase commitment liability	(10,334)	(28,221)
Write-downs of tantalum inventories	9,602	—
Inventory write-offs for obsolescence	20,769	19,869
Deferred grant income	(4,612)	(5,325)
Other	42,465	1,257
Changes in operating assets and liabilities, net of effects of businesses acquired	(98,786)	(67,719)

Net cash provided by operating activities	228,420	116,351
Investing activities
Purchase of property and equipment	(115,404)	(83,574)
Proceeds from redemption of short-term investment	9,925	—
Proceeds from sale of property and equipment	8,371	11,846
Purchase of businesses, net of cash acquired	(14,989)	(18,467)
Proceeds from sale of AeroGo	601	—

Net cash used in investing activities	(111,496)	(90,195)
Financing activities
Principal payments on long-term debt and capital lease obligations	(152,548)	(8,736)
Proceeds from long-term debt	75	—
Net proceeds (repayment) of revolving credit lines	78	(11,000)
Net changes in short-term borrowings	2,569	(1,900)
Proceeds from stock options exercised	2,817	137

Net cash used in financing activities	(147,009)	(21,499)
Effect of exchange rate changes on cash and cash equivalents	20,177	(30,360)

Net decrease in cash and cash equivalents	(9,908)	(25,703)
Cash and cash equivalents at beginning of period	622,577	632,700

Cash and cash equivalents at end of period	$612,669	$606,997

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the fiscal periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Effective July 31, 2006, the Company acquired all of the outstanding capital stock of Phoenix do Brasil Ltda., a manufacturer of resistors, and its related sales affiliates, for approximately $17.5 million.  For financial reporting purposes, the results of operations for this business have been included in the Passive Components segment from July 31, 2006.   The inclusion of this business did not have a material impact on consolidated results for the third fiscal quarter of 2006.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $5.9 million related to this acquisition.  This preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these financial statements, the pro forma statements of operations would not be materially different than the statements of operations presented.

2005 Acquisition Activities

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

Both Vishay and Siliconix incurred expenses associated with the defense and settlement of class action litigation initiated by Siliconix minority shareholders.  Additionally, Siliconix incurred expenses related to the exchange offer, including costs of the special committee of independent Siliconix directors appointed to evaluate the offer and the costs of the special committee’s financial and legal advisors.  These costs do not represent Vishay’s direct costs of the acquisition, and accordingly are not included in the purchase price.  These costs, aggregating to $3,751,000, are reported in a separate line item in the accompanying condensed consolidated statements of operations for the nine fiscal months ended October 1, 2005.

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

Subsequent Event – Pending Acquisition of Power Control Systems Business of International Rectifier

On November 1, 2006, the Company announced that it has reached an agreement with International Rectifier to acquire its Power Control Systems (PCS) business for approximately $290 million in cash. PCS business products include discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, and automotive modules and assemblies.  The agreement is subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances, and finalization of schedules and other related documentation. Signing of definitive agreements is expected to take place by November 10, 2006, and the transaction is expected to close in February 2007.

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

Third Quarter 2006

The Company recorded restructuring and severance costs of $19,160,000 for the third quarter of 2006.  Restructuring of European and Asian operations included $18,294,000 of employee termination costs related to 410 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Hungary, the Philippines, Taiwan, Japan, India, Malaysia, and China.  Another $297,000 of severance costs relates to termination costs of 27 technical, production, administrative and support employees in the United States. The Company also incurred $569,000 of other exit costs during the quarter, principally to consolidate operations in Brazil, Japan, the United States and Hungary.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $2,709,000 related to these restructuring programs during the third quarter of 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Nine Fiscal Months Ended September 30, 2006

The Company recorded restructuring and severance costs of $28,085,000 during the nine fiscal months ended September 30, 2006. Restructuring of European and Asian operations included $25,210,000 of employee termination costs related to 770 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Portugal, Hungary, the Philippines, Taiwan, Japan, India, Malaysia, and China.  Another $838,000 of severance costs relates to termination costs of 76 technical, production, administrative and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $619,000 related to 52 employees in the Republic of China (Taiwan). The Company also incurred $2,037,000 of other exit costs during the nine fiscal months ended September 30, 2006, principally to consolidate operations in Brazil, Japan, the United States and Hungary.   The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $6,583,000 related to these restructuring programs during the nine fiscal months ended September 30, 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$26,048	$2,037	$28,085	846
Utilized	(5,448)	(1,835)	(7,283)	(297)
Foreign currency translation	(78)	9	(69)	—

Balance at September 30, 2006	$20,522	$211	$20,733	549

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by the end of the third quarter of 2007.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Certain of the Company’s restructuring programs are being implemented over periods ranging through March 2008.  As required by generally accepted accounting principles, the Company is recognizing restructuring expense over the stay periods of the respective employees for these programs.  The estimated unrecognized restructuring costs related to these programs as of September 30, 2006 total approximately $7.4 million.

Third Quarter 2005

The Company recorded restructuring and severance costs of $3,924,000 for the third quarter of 2005.  Restructuring of European and Asian operations included $3,394,000 of employee termination costs covering 238 technical, production, administrative and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  Another $339,000 of severance costs relates to termination costs of 33 technical, production, administrative, and support employees in the United States.  The Company also incurred $191,000 of other exit costs during the quarter.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $4,682,000 related to these restructuring programs during the third quarter of 2005.  These asset write-downs and write-offs are principally for buildings which were vacated as part of the restructuring programs.

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

The following table summarizes activity to date related to restructuring programs initiated in 2005 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$28,735	$1,037	$29,772	$1,068
Utilized	(18,487)	(638)	(19,125)	(979)
Foreign currency translation	(130)	—	(130)	—

Balance at December 31, 2005	10,118	399	10,517	89
Utilized	(8,115)	(446)	(8,561)	(72)
Foreign currency translation	420	129	549	—

Balance at September 30, 2006	$2,423	$82	$2,505	$17

Substantially all of the remaining restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2006.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the nine fiscal month periods ended September 30, 2006 and October 1, 2005 reflect the Company’s expected tax rate on reported operating earnings before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates. The Company recorded no tax benefit associated with the tantalum-related charges discussed in Note 10.

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

The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.  The Company was in compliance with all covenants at September 30, 2006.

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

As a result of the early extinguishment of the LYONs, the Company recognized a pretax, non-cash write-off of unamortized debt issuance costs associated with the 2001 issuance of the LYONs totaling $2,854,000.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net earnings	$32,482	$19,956	$113,484	$35,384
Other comprehensive income (loss):
Foreign currency translation adjustment	10,383	2,843	54,955	(94,237)
Unrealized gain (loss) on available for sale securities	3	—	20	—
Pension liability adjustment	(345)	141	(1,486)	984

Total other comprehensive income (loss)	10,041	2,984	53,489	(93,253)

Comprehensive income (loss)	$42,523	$22,940	$166,973	$(57,869)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic benefit cost for the third quarters of 2006 and 2005 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended September 30, 2006		Fiscal quarter ended October 1, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$909	$1,073	$1,072	$1,399
Interest cost	3,741	2,303	3,659	2,355
Expected return on plan assets	(4,791)	(240)	(4,792)	(253)
Amortization of prior service cost	326	—	376	18
Amortization of losses	1,663	852	921	336

Net periodic benefit cost	$1,848	$3,988	$1,236	$3,855

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended September 30, 2006 and October 1, 2005 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended September 30, 2006		Nine fiscal months ended October 1, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$3,647	$3,192	$3,216	$4,374
Interest cost	11,703	6,697	10,977	7,483
Expected return on plan assets	(14,403)	(702)	(14,376)	(825)
Amortization of prior service cost	978	—	1,129	54
Curtailments and settlements	—	619	—	1,850
Amortization of losses	5,241	2,448	2,763	1,101

Net periodic benefit cost	$7,166	$12,254	$3,709	$14,037

The settlement losses are primarily related to the Company’s restructuring activities in the Republic of China (Taiwan).  See Note 3.

The following table shows the components of the net periodic benefit cost for the third quarters of 2006 and 2005 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended September 30, 2006		Fiscal quarter ended October 1, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$74	$105	$69	$128
Interest cost	314	83	323	98
Amortization of prior service cost	22	—	21	—
Amortization of transition obligation	48	—	48	—
Amortization of losses	1	—	—	—

Net periodic benefit cost	$459	$188	$461	$226

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended September 30, 2006 and October 1, 2005 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Nine fiscal months ended September 30, 2006		Nine fiscal months ended October 1, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$222	$309	$384	$398
Interest cost	942	243	969	305
Amortization of prior service cost	64	—	63	—
Amortization of transition obligation	144	—	144	—
Amortization of losses	3	—	—	—

Net periodic benefit cost	$1,375	$552	$1,560	$703

Note 8 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment.  SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The application of SFAS No. 123-R did not have a material impact on the Company’s net earnings, basic and diluted earnings per share, financial position, or cash flows during the nine fiscal months ended September 30, 2006.

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

As a result of the application of SFAS No. 123-R, in the nine fiscal months ended September 30, 2006, the Company recorded pre-tax compensation expense (within selling, general and administrative expenses) associated with employee stock options that had not vested as of the date of adoption of $348,000.   The adoption of SFAS No. 123-R did not affect the stock-based compensation associated with the Company’s phantom stock units, which were already based on the market price of the stock at the date of grant.   The adoption of SFAS No. 123-R also did not affect the stock-based compensation associated with the Company’s restricted stock grants, which were already based on the market price of the stock at the date of grant and recognized over the service period.  The adoption of SFAS No. 123-R did, however, impact the balance sheet presentation of restricted stock grants.  The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par  value concurrent with the adoption of SFAS No. 123-R.

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

	Fiscal quarter ended October 1, 2005	Nine fiscal months ended October 1, 2005

Net income, as reported	$19,956	$35,384
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	323
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(131)	(783)

Pro forma net income	$19,825	$34,924

Earnings per share:
Basic—as reported	$0.11	$0.20

Basic—pro forma	$0.11	$0.20

Diluted—as reported	$0.11	$0.20

Diluted—pro forma	$0.10	$0.20

Option activity under the stock option plans as of September 30, 2006 and changes in the nine fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding:
December 31, 2005	7,928	$15.87
Granted	20	15.83
Exercised	(296)	9.52
Cancelled	(162)	15.22

September 30, 2006	7,490	$16.13	2.72

Vested and expected to vest at September 30, 2006	7,490	$16.13	2.72

Exercisable at September 30, 2006	7,278	$15.97	2.72

The pre-tax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2006 of $14.04 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006 would be approximately $9.9 million.  This amount changes based on changes in the fair market value of the Company’s common stock.  Total intrinsic value of options exercised during the nine fiscal months ended September 30, 2006 was approximately $1.8 million.

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

During the second quarter of 2006, in response to comments from the New York State Department of Environmental Conservation, the Company revised its workplan for one former General Semiconductor site.  Based on this revised workplan, the Company re-evaluated its estimate of the ultimate remediation costs for this site.  During the second quarter of 2006, the Company recorded an additional $3,600,000 of expenses within selling, general, and administrative expenses during the second quarter of 2006 to increase the liability recorded to its best estimate of remediation costs.

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

Product Quality Claims

The Company is a party to various product quality claims in the normal course of business.  The Company provides warranties for its products which offer replacement of defective products.  Annual warranty expenses are generally not significant.

The Company periodically receives claims which arise from consequential damages which result from a customer’s installation of a defective Vishay component into the customer’s product.  Although not covered by its stated warranty, Vishay may occasionally reimburse the customer for these consequential damages.  During the third quarter of 2006, the Company resolved two such claims, and recorded expense of $2,885,000.

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

During 2006, the Company recorded adjustments to previously existing purchase commitments totaling $4,838,000.  Of this amount, $3,303,000 was recorded during the first quarter of 2006 as a result of a decline in market prices for tantalum.  Changes in the mix of tantalum-grade purchases resulted in another $1,535,000 of aggregate losses during the second and third quarters.

During the quarter and nine fiscal months ended September 30, 2006, the Company also recorded write-downs and write-offs totaling $1,374,000 and $9,602,000, respectively, included in cost of products sold, to reduce the carrying value of its tantalum inventories to market value and to write-off obsolete inventories from discontinued product lines.

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

During the third quarter of 2005, the Company recorded gains resulting from adjustments to previously existing purchase commitments of $1,146,000.  For the nine fiscal months ended October 1, 2005, the Company recorded losses, net, on adjustments to these purchase commitments of $2,454,000.  These adjustments were primarily due to changes in the mix of tantalum-grade purchases.

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

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, write-offs of in-process research and development, and other charges is meaningful because its provides insight with respect to intrinsic operating results.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business segment.  The following table sets forth business segment information for the fiscal quarters and nine fiscal month periods ended September 30, 2006 and October 1, 2005, respectively (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net revenues:
Semiconductors
Product sales	$336,529	$285,308	$962,609	$834,881
Royalty revenues	2,226	1,564	5,374	2,971

Total Semiconductors	338,755	286,872	967,983	837,852

Passive Components
Product sales	315,626	279,205	978,007	864,948
Royalty revenues	—	—	—	31

Total Passive Components	315,626	279,205	978,007	864,979

	$654,381	$566,077	$1,945,990	$1,702,831

Segment operating income:
Semiconductors	$48,148	$41,246	$141,737	$85,178
Passive Components	31,759	5,982	103,626	35,704
Corporate	(6,236)	(6,755)	(19,518)	(20,121)
Purchased in-process R&D	—	—	—	(9,201)
Siliconix transaction-related expenses	—	—	—	(3,751)
Restructuring and severance costs	(19,160)	(3,924)	(28,085)	(18,178)
Asset write-downs	(2,709)	(4,682)	(6,583)	(4,813)
(Loss) gain on purchase commitments	(741)	1,146	(4,838)	(2,454)
Write-downs of tantalum	(1,374)	—	(9,602)	—
Environmental remediation	—	—	(3,600)	—
Product quality claims	(2,885)	—	(2,885)	—

Consolidated operating income	$46,802	$33,013	$170,252	$62,364

Restructuring and severance costs:
Semiconductors	$15,439	$1,314	$16,981	$4,888
Passive Components	3,721	2,610	11,104	13,290

	$19,160	$3,924	$28,085	$18,178

Asset write-offs:
Semiconductors	$—	$—	$3,748	$—
Passive Components	2,709	4,682	2,835	4,813

	$2,709	$4,682	$6,583	$4,813

 Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Numerator:
Numerator for basic earnings per share - net earnings	$32,482	$19,956	$113,484	$35,384
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	3,090	683	13,758	2,034

Numerator for diluted earnings per share - adjusted net earnings	$35,572	$20,639	$127,242	$37,418

Denominator:
Denominator for basic earnings per share - weighted average shares	184,451	184,114	184,381	175,439
Effect of dilutive securities
Convertible and exchangeable notes	23,496	10,604	31,835	10,666
Employee stock options	654	925	790	918
Other	84	76	84	76

Dilutive potential common shares	24,234	11,605	32,709	11,660

Denominator for diluted earnings per share - adjusted weighted average shares	208,685	195,719	217,090	187,099

Basic earnings per share	$0.18	$0.11	$0.62	$0.20

Diluted earnings per share	$0.17	$0.11	$0.59	$0.20

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	—	23,496	—	23,496
Exchangeable Unsecured Notes, due 2102	6,176	6,176	—	6,176
Weighted average employee stock options	5,244	6,046	4,879	6,242
Weighted average warrants	8,824	8,824	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of September 30, 2006, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

As described in Note 5, the Company made a cash repurchase of all outstanding LYONs pursuant to the option of the holders to require the Company to repurchase the LYONs on June 4, 2006.  In 2005, based on its action to settle the holders’ purchase option on the June 4, 2004 purchase date in common stock, the Company assumed for purposes of the earnings per share computation that all future purchase options for the LYONs would be settled in stock based on the settlement formula set forth in the indenture governing the LYONs.  Due to the decision to utilize cash to repurchase the notes on the June 4, 2006, purchase date, the earnings per share computation for the nine fiscal months ended September 30, 2006 is based on the 3,809,000 shares that would have been issued in a normal conversion, weighted for the period they were outstanding.   The LYONs had no impact on the computation of earnings per share for the third quarter of 2006.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132-R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.  SFAS No. 158 will require employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet.  The recognition of the funded status on the balance sheet will require employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax.  SFAS No. 158 will also require additional disclosures about pensions and other postretirement benefits.   SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006, and Vishay will adopt SFAS No. 158 effective December 31, 2006.  The Company is currently evaluating the provisions of SFAS No. 158 to determine the impact that the adoption will have on the Company’s financial statements.

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

Net revenues for the third quarter of 2006 were $654.4 million, a 15.6% increase as compared to net revenues for the third quarter of 2005 of $566.1 million.  Net earnings for the third quarter of 2006 were $32.5 million, or $0.17 per diluted share compared to net earnings of $20.0 million or $0.11 per diluted share for the third quarter of 2005.  Net earnings for the third quarter of 2006 were impacted by pre-tax charges for restructuring and severance costs of $19.2 million, related asset write-downs of $2.7 million, inventory obsolescence charges for discontinued tantalum products of $1.4 million, losses resulting from adjustments to previously existing purchase commitments of $0.7 million, and charges totaling $2.9 million to settle past quality claims. These items and their tax-related consequences had a negative $0.10 effect on earnings per share.  Net earnings for the third quarter of 2005 were impacted by restructuring and severance costs of $3.9 million, and by asset write-downs of $4.7 million, partially offset by gains resulting from adjustments to previously existing purchase commitments of $1.1 million.  These items and their tax related consequences had a negative $0.03 effect on earnings per share.

Net revenues for the nine fiscal months ended September 30, 2006 were $1,946.0 million, a 14.3% increase as compared to sales of $1,702.8 million for the comparable prior year period.  Net earnings for the nine fiscal months ended September 30, 2006 were $113.5 million or $0.59 per diluted share compared to net earnings of $35.4 million or $0.20 per diluted share for the comparable prior year period.  Net earnings for the nine fiscal months ended September 30, 2006 were impacted by pre-tax charges for restructuring and severance costs of $28.1 million, related asset write-downs of $6.6 million, losses resulting from adjustments to previously existing purchase commitments of $4.8 million, write-downs and write-offs of tantalum inventories totaling $9.6 million, a loss on early extinguishment of debt of $2.9 million, an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million, and charges totaling $2.9 million to settle past product quality issues.  These items and their tax related consequences had a negative $0.21 effect on earnings per share.  Net earnings for the nine fiscal months ended October 1, 2005 were impacted by restructuring and severance costs of $18.2 million, by asset write-downs of $4.8 million, by charges for purchased in-process research and development of $9.2 million, by Siliconix transaction-related expenses of $3.8 million, and by a net loss resulting from adjustments to previously existing purchase commitments of $2.5 million, partially offset by a gain on sale of land of $2.1 million.  In addition, income tax expense for the nine fiscal months ended October 1, 2005 is net of a $3.7 million benefit, primarily due to a favorable foreign tax ruling during the second quarter of 2005. These items and their tax related consequences had a negative $0.13 effect on earnings per share.

The electronic components industry is presently enjoying a favorable business climate.  All regions and practically all market segments are doing well.  Revenues declined slightly on a sequential basis due to seasonality, but continue to be significantly better than prior years.  Also as expected, our cost reduction efforts of the past several years are yielding margin improvements.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third quarter of 2005 through the third quarter of 2006 (dollars in thousands):

	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006

Net revenues	$566,077	$593,690	$631,086	$660,523	$654,381
Gross profit margin *	24.0%	24.1%	24.8%	27.2%	25.6%
End-of-period backlog	$490,100	$511,300	$600,000	$653,700	$609,500
Book-to-bill ratio	1.07	1.04	1.14	1.07	0.92
Inventory turnover	3.07	3.22	3.31	3.35	3.28
Change in ASP vs. prior quarter	-0.6%	-1.7%	-0.2%	-1.3%	-0.1%

* Gross profit margin includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience favorable economic conditions during the third quarter of 2006.   All of our end-use markets appeared to be very strong.    For the third quarter of 2006, the overall book-to-bill ratio declined to 0.92, after several consecutive quarters of maintaining a ratio in excess of one.   This is primarily attributable to a decrease in orders from distribution customers.  We believe the slow-down of orders during the third quarter is due to distribution customers managing their inventories, because we see no indications that sales by distributors to their end-use customers have slowed significantly. Sales and orders from original equipment manufacturers continued to be strong during the third quarter of 2006, with a book-to-bill ratio for original equipment manufacturers of 1.01, compared to a ratio of 1.05 during the second quarter of 2006.  While we expect stable demand for our products from original equipment manufacturers as well as from the end-use customers of distribution, we anticipate a continuation of inventory adjustments at distribution customers for the fourth quarter, and thus expect a modest decline in sales volume in the fourth quarter.

We experienced very little pressure on pricing, particularly in our Semiconductor segment product lines, which benefited from selective price increases.  We believe pricing will be stable to moderately lower for the rest of 2006.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2005 through the third quarter of 2006 (dollars in thousands):

	3rd Quarter 2005	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006

Semiconductors
Net revenues	$286,872	$304,640	$304,926	$324,302	$338,755
Book-to-bill ratio	1.09	1.04	1.21	1.15	0.87
Gross profit margin (1)	26.0%	25.5%	27.4%	27.8%	26.6%
Passive Components
Net revenues	$279,205	$289,050	$326,160	$336,221	$315,626
Book-to-bill ratio	1.04	1.04	1.07	0.99	0.98
Gross profit margin (2)	21.9%	22.5%	22.4%	26.7%	24.5%

(1)	Gross profit margin for the Semiconductors segment includes the impact of charges to settle past quality issues.

(2)	Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

Capacity Utilization

Capacity utilization is a reflection of product demand and of available capacities.

Capacity load in the Passive Components segment is approximately the same as the first and second quarters of 2006, which represents improved capacity versus the second half of 2005.  Our resistor lines continued to operate at an average of approximately 80% to 90% of capacity, with some specialty lines operating at or near full capacity.  Our capacitor lines operated at between 75% and 90% of capacity.

We continue to operate near full capacity in most of our front-end Semiconductors segment facilities.  We have made significant investments in expanding capacity in our Semiconductor segment facilities, which will ramp up in future quarters.  We expect to add another 20% volume increase in our Siliconix division products in 2007, mainly for high-cell-density products, which will have a positive impact on product mix.  Our Siliconix division also maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.  Furthermore, we expect to finalize our project to utilize larger wafers at our other Semiconductors segment facilities by the end of 2006.

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

On November 1, 2006, we announced that we reached an agreement with International Rectifier to acquire its Power Control Systems (PCS) business for approximately $290 million in cash. PCS business products include discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, and automotive modules and assemblies.  The agreement is subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances, and finalization of schedules and other related documentation. Signing of definitive agreements is expected to take place by November 10, 2006, and the transaction is expected to close in February 2007.

We are also continuing to explore opportunities to acquire some smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses.  Consistent with this strategy, we acquired all of the outstanding capital stock of Phoenix do Brasil Ltda., a manufacturer of resistors, for approximately $17.5 million, effective July 31, 2006.  The acquisition of Phoenix do Brasil provides Vishay with increased market presence in South America.

Second Quarter 2005 Acquisitions

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, Vishay acquired the 19.6% interest in Siliconix that it did not already own during the second quarter of 2005.   The consolidated condensed statements of operations for the nine fiscal months ended October 1, 2005 include two items related to this transaction.

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

Cost Management

We place a strong emphasis on reducing our costs. One way we do this is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 74.2% at the end of the third quarter of 2006, compared to 73.7% at the end of the second quarter of 2006, 72.8% at the end of 2005, 71.8% at the end of 2004, 69% at the end of 2003, 65% at the end of 2002, 61% at the end of 2001, and 57% at the end of 2000.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program which will save Vishay approximately $50 million per year.  In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will eventually generate additional annual cost savings of $50 million, of which we believe approximately $20 million has begun to be realized in 2006, an additional $20 million will begin to be realized in 2007, and an additional $10 million will begin to be realized in 2008.  Our cost savings initiatives are expected to include a combination of production transfers, plant closures, and overhead streamlining.

Our restructuring plans for 2006 include consolidating certain locations in Hungary and Germany; shifting production for a portion of our film capacitor product lines from Belgium to India and the People’s Republic of China; shifting production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and completing a second phase of transferring our tantalum molded capacitor finishing operation from Israel to the People’s Republic of China.  Many of these planned programs began in the second quarter and are proceeding according to plan.  During the second quarter, we also announced our intent to close the wafer fabrication facility in Freiburg, Germany, and transfer production to other Vishay facilities.  During the third quarter of 2006, we successfully completed the negotiation with the workers’ council representing the affected employees.  We expect that all production will be transferred from Freiburg to other Vishay facilities by the end of 2006.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended

	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Cost of products sold	74.3%	76.2%	73.9%	77.3%
Gross profit	25.6%	24.0%	25.9%	22.6%
Selling, general & administrative expenses	15.1%	16.6%	15.4%	16.8%
Operating income	7.2%	5.8%	8.7%	3.7%
Earnings before taxes & minority interest	6.8%	5.0%	8.0%	3.0%
Net earnings	5.0%	3.5%	5.8%	2.1%

Effective tax rate	26.9%	28.9%	26.9%	23.5%

Net Revenues

Net revenues for the quarter and nine fiscal months ended September 30, 2006 were $654.4 million and $1,946.0 million, respectively, or 15.6% and 14.3% greater than net revenues for the respective prior year periods.  Net revenues for the quarter and nine fiscal months ended September 30, 2006 include royalty revenues of $2.2 million and $5.4 million, respectively, versus $1.6 million and $3.0 million for the respective prior year periods.  The increase in revenues is principally attributable to volume increases from the stronger, broad-based demand for our products, partially offset by decreases in average selling prices.  For the third quarter of 2006, unit sales volume increased by 17.5% and average selling prices decreased by 2.5% versus the third quarter of 2005.  For the nine fiscal months ended September 30, 2006, unit sales volume increased by 18.6% and average selling prices decreased by 2.4% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the third quarter of 2006 versus the third quarter of 2005 had the result of increasing reported revenues by $7 million.  The stronger U.S. dollar against foreign currencies for the nine fiscal months ended September 30, 2006 versus the comparable prior year period had the result of decreasing reported revenues by $15 million.

Sales to each of our end-use markets during the quarter and nine fiscal months ended September 30, 2006 improved versus the comparable 2005 periods.  There were no major changes in the various end-use market segments compared to the second quarter of 2006.  The industrial market continues to be strong worldwide, following a good year in 2005.  Sales for end-uses in the automotive sector have been solid on a global basis, with strength in Europe offsetting weak results in the U.S., where major customers restructure their operations.   We continue to see strong results in the consumer sector (primarily impacting Asia) driven by end-use demand for MP3 players and LCD television sets.   We also have seen excellent results in the telecommunications market.   We also saw continued upturn for laptop computers.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $46 million and $40 million for the nine fiscal month periods ended September 30, 2006 and October 1, 2005, respectively, or approximately 2.3% of gross sales in each year.  Actual credits issued under the programs (which were accrued at the time of sale) during the nine fiscal month periods ended September 30, 2006 and October 1, 2005 were approximately $42 million and $41 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate affecting our distributors and the electronic component industry in general.

Gross Profit and Margins

Cost of products sold as a percentage of net revenues for the quarter and nine fiscal months ended September 30, 2006 was 74.3% and 73.9%, respectively, as compared to 76.2% and 77.3% for the respective comparable prior year periods.  Gross profit as a percentage of net revenues for the quarter and nine fiscal months ended September 30, 2006 was 25.6% and 25.9% respectively, as compared to 24.0% and 22.6% for the respective comparable prior year periods. The improvement in gross profit margins for the 2006 periods reflect increased sales volumes and the impact of our cost reduction programs, partially offset by lower average selling prices and higher precious metals costs.   Gross profit margins for the third quarter of 2006 reflect losses on tantalum purchase commitments of $0.7 million, inventory write-offs of $1.4 million, and charges to resolve past quality issues of $2.9 million.  Gross profit margins for the nine fiscal months ended September 30, 2006 reflect losses on tantalum purchase commitments of $4.8 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million.  Gross profit margins for the quarter and nine fiscal months ended October 1, 2005 also reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.1 million for the third quarter of 2005 and a net loss of $2.5 million for the nine fiscal months ended October 1, 2005.

Segments

Discussion and analysis of sales and gross profit margins for our Semiconductors and Passive Components segments are provided below.

Semiconductors

Net revenues of the Semiconductors segment for the quarter and nine fiscal months ended September 30, 2006 were $336.5 million and $962.6 million, respectively, or 18% and 16% greater than net revenues for the respective prior year period.   Our Siliconix division’s quarterly revenue for the third quarter of 2006 was an all-time record, improving on the all-time record revenues achieved in the second quarter of 2006.  The increase in semiconductor revenues versus the comparable prior year periods was driven primarily by increased sales volume, partially offset by lower average selling prices.   For the third quarter of 2006, unit sales volume increased by 23.7% and average selling prices decreased by 4.5% versus the third quarter of 2005.  For the nine fiscal months ended September 30, 2006, unit sales volume increased by 22.8% and average selling prices decreased by 4.2% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the third quarter of 2006 versus the third quarter of 2005 had the result of increasing reported revenues by $2 million.  The stronger U.S. dollar against foreign currencies for the nine fiscal months ended September 30, 2006 versus the comparable prior year period had the result of decreasing reported revenues by $7 million.

Gross profit margin for the quarter and nine fiscal months ended September 30, 2006 was 26.6% and 27.0%, respectively, versus 26.0% and 24.0% for the comparable prior year periods, principally due to increases in sales volume partially offset by the decline in average selling prices during the current year period.  Gross profit margins of the Semiconductors segment for the quarter and nine fiscal months ended September 30, 2006 reflect charges to resolve past quality issues of $1.1 million.

We are benefiting from our recent capacity expansion in our Semiconductors segment, and the continuing strong demand makes continuing capacity expansion a first priority.  Although orders slowed during the third quarter of 2006, which will have some impact on fourth quarter sales, we expect continued revenue growth in future quarters as we continue to expand capacities and drive technology.

Passive Components

Net revenues of the Passive Components segment for the quarter and nine fiscal months ended September 30, 2006 were $315.6 million and $978.0 million, respectively, or 13% greater than net revenues for each of the respective prior year periods. The increase was driven primarily by increased sales volume, partially offset by lower average selling prices.   For the third quarter of 2006, unit sales volume increased by 11.7% and average selling prices decreased by 0.3% versus the third quarter of 2005.  For the nine fiscal months ended September 30, 2006, unit sales volume increased by 14.9% and average selling prices decreased by 0.5% versus the comparable prior year period.  The weaker U.S. dollar against foreign currencies in the third quarter of 2006 versus the third quarter of 2005 had the result of increasing reported revenues by $5 million.  The stronger U.S. dollar against foreign currencies for the nine fiscal months ended September 30, 2006 versus the comparable prior year period had the result of decreasing reported revenues by $8 million.

Gross profit margin for the quarter and nine fiscal months ended September 30, 2006 was 24.5% and 24.8%, respectively, versus 21.9% and 21.2% for the comparable prior year periods, principally due to increases in sales volume partially offset by the decline in average selling prices and increased precious metals prices during the current year periods.  Gross profit margins of the Passive Components segment for the third quarter of 2006 reflect losses on tantalum purchase commitments of $0.7 million, inventory write-offs of $1.4 million, and charges to resolve past quality issues of $1.8 million.  Gross profit margins of the Passive Components segment for the nine fiscal months ended September 30, 2006 reflect losses on tantalum purchase commitments of $4.8 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $1.8 million.  Gross profit margins for the quarter and nine fiscal months ended October 1, 2005 reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.1 million for the third quarter of 2005 and a net loss of $2.5 million for the nine fiscal months ended October 1, 2005.

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

With a book-to-bill ratio of 0.98 for our Passive Components segment during the third quarter of 2006, we expect sales to be essentially flat for the fourth quarter of 2006.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the quarter and nine fiscal months ended September 30, 2006 were 15.1% and 15.4% of net revenues as compared to 16.6% and 16.8% for the comparable prior year periods, partially due to an increased revenue base.  Our cost reduction initiatives referred to above also target SG&A costs, and are reflected in this improvement.   SG&A expenses for the nine fiscal months ended September 30, 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

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

We continued our restructuring activities during 2006, recording restructuring and severance costs of $28.1 million, and recording related asset write-downs of $6.6 million.  We are presently implementing cost savings initiatives to generate an additional $50 million in annual cost savings by 2008.  Approximately $20 million of these annual savings has begun to be realized in 2006.

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

Other Income (Expense)

Interest expense for the nine fiscal months ended September 30, 2006 increased by $0.1 million versus the comparable prior year period.  Interest expense for the third quarter of 2006 decreased by $0.4 million versus the prior year quarter.  These changes are primarily due to debt assumed in the acquisition of Alpha Electronics in the fourth quarter of 2005, as well as increases in the variable rate paid on the exchangeable notes due 2102, partially offset by the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and the impact of lower amounts outstanding under our revolving credit facility during the periods ending September 30, 2006.

On June 4, 2006, the holders of our LYONs had the option to require us to repurchase the notes for their accreted value on that date.  All LYONs holders exercised their option.  As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs.  This non-cash write-off is reported in a separate line item in the condensed consolidated statement of operations for the nine fiscal months ended September 30, 2006.  The early extinguishment of the LYONs is expected to result in annual interest savings of approximately $4.1 million.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	September 30, 2006	October 1, 2005	Change

Foreign exchange (loss) gain	$(1,073)	$660	$(1,733)
Interest income	5,561	3,243	2,318
Dividend income	—	167	(167)
Gain (loss) on disposal of property and equipment	732	(899)	1,631
Other	445	271	174

	$5,665	$3,442	$2,223

	Nine fiscal months ended

	September 30, 2006	October 1, 2005	Change

Foreign exchange (loss) gain	$(5,551)	$2,532	$(8,083)
Interest income	15,601	9,349	6,252
Dividend income	98	335	(237)
Gain on disposal of property and equipment	2,038	1,564	474
Other	1,483	(92)	1,575

	$13,669	$13,688	$(19)

Minority Interest

Minority interest in earnings decreased $3.1 million for the nine fiscal months ended September 30, 2006 as compared to the comparable prior year period, due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, was 26.9% for both the third quarter and the nine fiscal months ended September 30, 2006, as compared to 28.9% and 23.5% for the comparable prior year periods.  We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Also, for the nine fiscal months ended October 1, 2005, income tax expense was impacted by a net one-time benefit of items totaling $3.7 million, principally consisting of a favorable settlement of certain tax issues with the Israeli government.

The effective tax rates in the current and prior year periods reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.  We recorded no tax benefit associated with the losses on tantalum purchase commitments in the quarters and nine fiscal months ended September 30, 2006 and October 1, 2005, respectively; nor with the write-down of tantalum inventories to current market value in the first quarter of 2006.

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

The effective tax rate for the nine fiscal months ended October 1, 2005 also reflects the non-deductibility of certain items, including the write-off of in-process research and development and Siliconix transaction-related expenses.

Financial Condition and Liquidity

Cash and cash equivalents were $612.7 million as of September 30, 2006, as compared to $622.6 million as of December 31, 2005. We had an additional $9.9 million invested in highly-liquid short-term investments as of December 31, 2005.  Approximately $589 million (96%) of our cash balance at September 30, 2006 was held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The relatively low U.S. cash balance is a result of the payment of $138 million to repurchase our LYONs on June 4, 2006.

Our financial condition as of September 30, 2006 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, the same as December 31, 2005.  Our ratio of debt to stockholders’ equity was 0.20 to 1 at September 30, 2006, compared to 0.26 to 1 at December 31, 2005.  This decrease was primarily due to the repurchase of our LYONs on June 4, 2006.

Cash flows provided by operations were $228.4 million for the nine fiscal months ended September 30, 2006, as compared to cash flows provided by operations of $116.4 million for the comparable prior year period.   This improvement is largely attributable to increased earnings.

Cash paid for property and equipment for the nine fiscal months ended September 30, 2006 was $115.4 million, as compared to $83.6 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $180 million in 2006, principally to expand capacity in the Semiconductors businesses.   Purchase of business, net of cash acquired, of $15.0 million for the nine fiscal months ended September 30, 2006 represents the cash paid to acquire Phoenix do Brasil Ltda. and its related sales affiliates.  Purchase of businesses, net of cash acquired, of $18.5 million for the nine fiscal months ended October 1, 2005 represents the cash paid to acquire SI Technologies and cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.

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

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at September 30, 2006. Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003. Our tangible net worth at September 30, 2006, as calculated pursuant to the terms of the credit facility, was $1,394 million, which is $398 million more than the minimum required under the related credit facility covenant.

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

On November 1, 2006, we announced that we reached an agreement with International Rectifier to acquire its Power Control Systems (PCS) business for approximately $290 million in cash. The agreement is subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances, and finalization of schedules and other related documentation. Signing of definitive agreements is expected to take place by November 10, 2006, and the transaction is expected to close in February 2007.  The acquisition cost is expected to be funded with cash on-hand.

While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to fund our acquisition of PCS, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.   Other acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; the availability of appropriate acquisition opportunities on terms that the Company considers attractive; difficulties in integrating acquired companies; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans; under-utilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; difficulties in new product development; an inability to attract and retain highly qualified personnel; the recent hostilities in Israel, where the Company conducts certain of its businesses; and other factors affecting the Company’s operations, markets, products, services, and prices that are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. You are urged to refer to the Company’s Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility.  No amounts were outstanding under this facility at September 30, 2006 or at December 31, 2005.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of September 30, 2006 and December 31, 2005, we did not have any outstanding interest rate swap or cap agreements.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004.  We recorded a write-down of tantalum raw materials inventories during the first quarter of 2006.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of September 30, 2006 and December 31, 2005, we did not have any outstanding foreign currency forward exchange contracts.

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

There were no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the foregoing events, the parties agreed that the complaint is moot.  The plaintiff claimed that his attorneys were entitled to reasonable attorneys’ fees and expenses on the grounds that their litigation efforts had a material causal relationship to the Vishay Board of Directors’ conduct which ultimately mooted the claims asserted in the complaint.  Without Vishay conceding that the litigation efforts of plaintiff’s counsel had any impact on the withdrawal of the two charter amendment proposals, the plaintiff and Vishay have engaged in arm’s length negotiations to compromise the plaintiff’s claim for attorneys’ fees and expenses.  In resolution of the plaintiff’s claim, Vishay agreed to pay plaintiff’s counsel the sum of $537,500 for such fees, inclusive of expenses.   The Delaware Court of Chancery dismissed the complaint as moot on September 25, 2006.

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

An amended complaint was filed in November 2005.  On March 7, 2006, the California Superior Court rejected Vishay’s demurer motion and required Vishay to answer the complaint.  On May 25, 2006, Vishay filed its answer to the complaint, denying the allegations of the amended complaint and asserting various defenses.  On June 13, 2006, the Delaware Court of Chancery issued an anti-suit injunction based on the settlement agreement that was reached in connection with the tender offer litigation filed by the Siliconix minority shareholders in Delaware.  The injunction prevents the Proctor litigation from continuing.  On July 10, 2006, a purported former shareholder filed a notice of appeal of the injunction order with the Supreme Court of Delaware. On September 1, 2006, Vishay moved to affirm the Chancery Court decision. That motion was denied on September 11, 2006.  The appeal has now been briefed and is awaiting a decision by the court.

Item 1A.   Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

We supplement the risk factor, “We are subject to the risks of political, economic and military instability in countries outside the United States in which we operate,” which appears on page 23 of our Annual Report on Form 10-K.  We have significant manufacturing operations in Israel.  We have never experienced any material interruption in our Israeli operations in our over 35 years of operations there, in spite of several Middle East crises, including wars.  However, we might be adversely affected if the recent hostilities in the region were to recur.

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

Date:   November 6, 2006