Form 10-K
period 2006-12-31
VISHAY INTERTECHNOLOGY INC
filed 2007-02-27
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-7416

Vishay Intertechnology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-1686453
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

63 Lancaster Avenue
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.73 on July 1, 2006), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,669,666,000.  There is no non-voting stock outstanding.

As of February 23, 2007, registrant had 170,110,187 shares of its common stock and 14,358,361shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, are incorporated by reference into Part III.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2006

PART I

Item 1.	BUSINESS

General

Vishay Intertechnology, Inc. is a leading international manufacturer and supplier of semiconductors and passive electronic components. Semiconductors include diodes, transistors, rectifiers, power integrated circuits (“ICs”), infrared (“IR”) transceivers, IR sensors, and optocouplers. Passive Components include resistors, capacitors, transducers, and inductors. Discrete semiconductors and passive electronic components are the primary elements of almost every electronic circuit. We offer our customers “one-stop” access to one of the most comprehensive electronic component lines of any manufacturer in the United States, Europe and Asia.

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

2. reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;

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

Acquisition of Power Control Systems Business of International Rectifier Corporation

On November 8, 2006, we signed agreements to acquire the Power Control Systems (“PCS”) business of International Rectifier Corporation for $289.7 million in cash, subject to a net working capital adjustment.  Sales of the PCS business were approximately $300 million in International Rectifier’s fiscal year ended June 2006 and approximately $81 million in International Rectifier’s fiscal quarter ended December 2006.  This acquisition will broaden our product line, and will provide Vishay with a new platform to integrate our passive components into the acquired modules, creating a new product line through the synergy of passive and semiconductor components. Vishay and International Rectifier have mutually agreed to a closing by April 1, 2007.  The agreements are subject to customary closing conditions.

The Vishay Story

In the 1950’s, Dr. Felix Zandman was issued patents for his PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions.  His research in this area led him to develop Bulk Metal® foil resistors – ultra-precise, ultra-stable resistors with performance far beyond any other resistor available to date.

In 1962, Dr. Zandman, with the financial help of the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal® foil resistors.  Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay.  Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress® products and strain gages.

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice.  In the early 1990’s, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon.  In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay’s global market position in passive components.   Over the years, we have made several smaller passive components acquisitions to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses.  These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Alpha Electronics K.K. in 2005; and Phoenix do Brasil in 2006.

In the late 1990’s, Vishay began expanding its product lines to include discrete semiconductors.  In 1998, Vishay acquired the Semiconductor Business Group of TEMIC, which included Telefunken and an 80.4% interest in Siliconix, producers of transistors, diodes, optoelectronics, and power and analog switching integrated circuits.  Vishay’s next semiconductor acquisition came in 2001, with the purchase of the infrared components business of Infineon Technologies, which was followed the same year by Vishay’s acquisition of General Semiconductor, a leading global manufacturer of rectifiers and diodes.  In 2005, Vishay made a successful tender offer for the minority interest in Siliconix.  These acquisitions propelled Vishay into the top ranks of discrete semiconductor manufacturers, a position that will be further enhanced by the addition of the PCS business in 2007.

During 2002, we made several acquisitions as part of our Measurements Group’s strategy of vertical market integration, including the Sensortronics, Tedea-Huntleigh, BLH, Nobel, and Celtron businesses.  In 2005, we acquired SI Technologies.  As a result of these acquisitions, the product portfolio of our Measurements Group has been expanded and we are now a world leader in stress analysis products and transducers used in the weighing industry (load cells).

Relying on the strength of our balance sheet, we continue to explore opportunities to acquire electronic component manufacturers that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.

We also seek to explore opportunities with privately held developers of electronic components, or “start-ups,” whether through acquisition, investment in non-controlling interests, or strategic alliances.  We made the first such investment in August 2004, when we acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel.  We made an additional investment in October 2005, when we acquired substantially all of the assets of CyOptics Israel, Ltd., the Israeli subsidiary of Cyoptics, Inc., a manufacturer of infrared devices.  We principally use the facility acquired from CyOptics for research and development purposes.

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

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lancaster Avenue, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Products

We design, manufacture, and market electronic components that cover a wide range of products and technologies.  Our products primarily consist of:

•	resistors,	•	signal processing ICs,

•	tantalum capacitors,	•	transistors,

•	multi-layer and disc ceramic capacitors (“MLCCs”),	•	voltage suppressors,

•	aluminum and specialty ceramic capacitors,	•	infrared data transceivers (“IRDCs”),

•	film capacitors,	•	optocouplers,

•	power MOSFETs,	•	IR sensors,

•	power ICs,	•	strain gages and load cells,

•	inductors,	•	diodes and rectifiers,

and, to a lesser extent:

•	connectors,	•	plasma displays,

•	transformers,	•	thermistors, and

		•	potentiometers.

We believe that we produce one of the broadest lines of discrete electronic components available from any single manufacturer.  We aim to use this broad product line to drive internal growth through design-in activities, providing our customers with a “one-stop shop” for their component needs.

Product Segments

Our products can be divided into two general classes: semiconductors and passive components.  These broad categories are also the basis used to determine our operating segments for financial reporting purposes.   See Note 15 to our consolidated financial statements for additional information on revenues, income, and total assets by segment.

Semiconductors

Our Semiconductors segment products include both discrete devices and integrated circuits (“ICs”). They sometimes are referred to as “active components” because they require power to function. Discrete devices are single components or an arrangement of components that generate, control, regulate and amplify or switch electronic signals or energy. Examples of our discrete semiconductors include diodes, rectifiers, transient voltage suppressors, transistors and power MOSFETs. These devices are interconnected with passive components or other semiconductors to create an electronic circuit. Our IC devices consist of a number of active and passive components interconnected on a single chip to perform a specific function. Examples of our integrated circuits include power ICs, motor control ICs, and signal processing ICs. Our discrete semiconductors and ICs are manufactured and marketed primarily through our Siliconix subsidiary, our Vishay Semiconductor GmbH subsidiary, and our General Semiconductor business.

We also include in the category of semiconductors our line of optoelectronic components, manufactured and marketed by our subsidiary Vishay Semiconductor GmbH, our infrared components business, and our radio frequency products business.

Discrete Devices

Diodes and rectifiers are used to convert electrical currents from alternating current (“AC”) into direct current (“DC”) by conducting electricity in one direction and blocking it in the reverse direction. Because electrical outlets carry AC while the vast majority of electronic devices use DC, rectifiers are used in a wide variety of applications. We offer a broad line of diodes and rectifiers with differing power, speed, cost, packaging and conversion (half wave or full wave) characteristics. Our rectifiers include a series of high voltage devices that have been optimized for power correction circuits.

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

Small signal diodes and transistors perform amplification, signal blocking, routing and switching functions at lower current levels. Our small-signal transistors range from the older junction field-effect transistors (“JFETs”), to newer products such as those based upon double-diffused metal oxide semiconductor (“DMOS”) technology.

Discrete power MOSFETs are specialized field-effect transistors used to switch and manage power in a broad range of electronic devices. Power MOSFETs conserve power and help prevent components from over-heating.  They are used particularly in low-voltage applications such as cell phones, portable and desktop computers, automobiles, instrumentation and industrial applications. Our innovative TrenchFET® power MOSFET technology offers very high cell density, very low on-resistance and optimized switching parameters for high frequency DC-DC power conversion.

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

Optoelectronics

Our line of optoelectronic components includes light emitting diodes (“LEDs”), infrared emitters (“IREDs”) and photo detectors, infrared receiver modules, optocouplers, solid-state relays (“SSRs”), optical sensors, and infrared data transceivers (“IRDCs”).

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

An optocoupler consists of an infrared emitting diode and a receiver facing each other through an insulation medium inside a light-isolated housing. The receiver may either be a photodetector or a pair of MOSFETs, and in the latter case the device is referred to as a solid-state relay (“SSR”). The function of an optocoupler is to electrically isolate input and output signals. Our optocouplers are used in switch mode power supplies, safety circuitry and programmable controllers for computer monitors, consumer electronics, telecommunications equipment and industrial systems.

IRDCs consist of a detector photo diode, an infrared light emitting diode, and a control IC. IRDCs are used for short range, two-way wireless, infrared data transfer between electronic devices such as mobile phones and other telecommunications equipment, computers, and personal digital assistants (“PDAs”). LEDs are light emitting diodes used as light indicators in a broad range of electronic devices.

Passive Components

Passive Components include resistors, inductors, and capacitors.  They are referred to as “passive” because they do not require power to operate.  These components adjust and regulate voltage and current, store energy, and filter frequencies.  We also include in this category the products and services of our Measurements Group that employ passive components in electro-mechanical measurements.

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

Our capacitor products include solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, MLCC capacitors, disc ceramic capacitors, aluminum and specialty ceramic capacitors, and film capacitors.  Each capacitor product has unique physical and electrical performance characteristics that make that type of capacitor useful for specific applications. Tantalum and MLCC capacitors are generally used in conjunction with integrated circuits in applications requiring low to medium capacitance values, “capacitance” being the measure of the capacitor’s ability to store energy. The tantalum capacitor is the smallest type of capacitor for its range of capacitance. MLCC capacitors are more cost-effective for applications requiring lower capacitance. Disc ceramic capacitors are used for high voltage applications.  Aluminum capacitors are used for high capacitance applications.  Film capacitors are the most stable capacitors and are suitable for general use in telecommunications, automotive, consumer, and industrial products.

Measurements Group

Vishay Measurements Group is a leading manufacturer of products for precision measurement of mechanical strains. Our products include strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. These products are used in experimental stress analysis systems, as well as in the electronic measurement of loads (electronic scales), acceleration, and fluid pressure. The Measurements Group also provides installation accessories for its products, instrumentation to sample and record measurement output, and training seminars in stress analysis testing and transducer development and manufacture.

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

We believe that we are a market leader in the development and production of a wide range of surface mount devices, including:

•	thick film chip resistors,	•	wirewound chip resistors,

•	thick film resistor networks and arrays,	•	power strip resistors,

•	metal film leadless resistors (“MELFs”),	•	bulk metal foil chip resistors,

•	molded tantalum chip capacitors,	•	current sensing chips,

•	coated tantalum chip capacitors,	•	chip inductors,

•	multi-layer ceramic chip capacitors,	•	chip transformers,

•	thin film chip resistors,	•	chip trimmers,

•	thin film networks,	•	NTC chip thermistors,

•	certain diodes and transistor products,	•	PTC chip thermistors, and

•	power MOSFETs,	•	strain gages.

We also provide a number of component packaging styles to facilitate automated product assembly by our customers.

Military Qualifications

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center (“DESC”), and under certain European military specifications. DESC qualification levels are based in part upon the rate of failure of products. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable classification level, the product’s classification may be reduced to a lower level. During the time that the DESC classification level is reduced for a product with military application, net sales and earnings attributable to that product may be adversely affected.

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in regions where we market the bulk of our products, such as the United States, Germany, and Asia. To maximize production efficiencies, we seek whenever practicable to establish manufacturing facilities in countries, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can take advantage of lower labor and tax costs and, in the case of Israel, to take advantage of various government incentives, including grants and tax relief.

One of our most sophisticated manufacturing operations is the production of power semiconductor components. This manufacturing process involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication subjects silicon wafers to various thermal, metallurgical, and chemical process steps that change their electrical and physical properties. These process steps define cells or circuits within numerous individual devices (termed “dies” or “chips”) on each wafer. Assembly is the sequence of production steps that divides the wafer into individual chips and encloses the chips in structures (termed “packages”) that make them usable in a circuit. Both wafer fabrication and assembly phases incorporate wafer level and device level electrical testing to ensure that device design integrity has been achieved.

In the United States, our manufacturing facilities are located in California, Connecticut, Nebraska, New York, North Carolina, Pennsylvania, Rhode Island, South Dakota, Vermont, and Wisconsin.  In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia.  In Europe, our main manufacturing facilities are located in Germany, Hungary, and the Czech Republic.  We also have manufacturing facilities in Israel (see “Israeli Government Incentives” below), Austria, Belgium, Brazil, Costa Rica, France, Japan, Mexico, the Netherlands, Portugal, the Philippines and Sweden.  Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

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

See Note 15 to our consolidated financial statements for financial information by geographic area.

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials, particularly tantalum and palladium, are available only from a relatively limited number of suppliers.

Tantalum

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. We were obligated under contracts with Cabot Corporation to make purchases of tantalum through 2006.  These purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, we wrote down the carrying value of our tantalum inventory on-hand and recognized losses on future purchase commitments.  These write-downs and purchase commitments are discussed in further detail in Note 14 to our consolidated financial statements.

Palladium

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. We periodically enter into short-term commitments to purchase palladium.  Palladium is a commodity product that is subject to price volatility.  We have in the past recorded write-downs of palladium inventory on-hand and recognized losses on future purchase commitments due to this price volatility.  These write-downs and purchase commitments are discussed in further detail in Note 14 to our consolidated financial statements.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s employment and tax incentive programs.  These programs have contributed substantially to our growth and profitability. For the year ended December 31, 2006, sales of products manufactured in Israel accounted for approximately 19% of our net sales.

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

We might be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.   However, we have never experienced any material interruption in our Israeli operations in our 36 years of operations there, in spite of several Middle East crises, including wars.

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

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs.  During 2006, approximately 40% of our sales were to distributors, approximately 51% of our sales were to OEMs, and approximately 9% of our sales were to EMS companies.

To better serve our customers, we maintain production facilities in regions where we market the bulk of our products.  We work with our customers so that our products are incorporated into the design of electronic equipment at the earliest stages of development.  In addition to our staff of direct field sales personnel, independent manufacturers’ representatives, and distributors, we employ a team of field application and product engineers to assist our customers in solving technical problems and in developing products to meet specific application needs.

Our sales organizations are regionally based.  While our sales and support procedures are typically similar across all regions, we remain flexible in our ability to offer programs tailored to our customers’ specific support requirements in each local area.  The aim of our sales organizations is to support our customers across all product lines, developing new design-wins, negotiating pricing and contracts, and providing general commercial support as would normally be expected of a large multi-national sales force.

We market our products in different geographic areas as follows:

North America: Sales are made by our North American sales force, sales representative organizations, and distributors.  Sales representatives are compensated by commissions.  Regional sales directors employed by Vishay coordinate these representatives and the North American sales force.  Our North American sales headquarters are located in Shelton, Connecticut.  Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Irving, Texas; Santa Clara, California; Orange County, California; Hauppauge, New York; Huntsville, Alabama; Wendell, North Carolina; Warwick, Rhode Island; Boston, Massachusetts; Juarez, Mexico; and Guadalajara, Mexico.

South America:  Sales are made by our South American sales force, sales representative organizations, and distributors.  Sales representatives are compensated by commissions.  Regional sales directors employed by Vishay coordinate these representatives and the South American sales force.  Our South American sales offices are located in Campinas and Sao Paulo, Brazil.

Europe:  Sales of our products in Europe are made by our European sales force, sales representative organizations, and distributors.  Sales representatives are compensated by commissions. Regional sales directors employed by Vishay coordinate these representatives and the European sales force.  Our European headquarters are in Selb, Germany.  Regional sales offices are in Heilbronn, Landshut, and Selb, Germany; Sunderland, Attleborough, and Bracknell, United Kingdom; Paris, Chartres, and Nice, France; Madrid, Spain; Stockholm, Sweden; Helsinki, Finland; Milan, Italy; Istanbul, Turkey; Warsaw, Poland; Moscow, Russia; Budapest, Hungary; Voecklabruck, Austria; and Eindhoven, the Netherlands.

Asia: Sales are made in Hong Kong, Korea, the Republic of China (Taiwan), the People’s Republic of China, Japan, and Southeast Asia by our Asia sales force, sales representative organizations, and distributors.  Our Asian sales headquarters are in Singapore. Regional sales offices are located in Singapore; Taipei, Taiwan; Beijing, Guangzhou, Shanghai, Shenzhen, Tianjin, and Hong Kong, China; Tokyo and Osaka, Japan; Seoul and Gumi, Korea; New Delhi, Pune and Bangalore, India; Penang, Malaysia; and Bangkok, Thailand.

Sales in the rest of the world are made through sales representatives, stocking representatives, and distributors.

We have established a Strategic Global Account program, which provides each of our top customers with a dedicated Strategic Global Account Manager.   Vishay Strategic Global Account Managers are typically highly experienced salesmen or saleswomen who are capable of providing key customers with the coordination and management visibility required in a complex multi-product business relationship.   They typically coordinate the sales, pricing/contract, logistic, quality, and other aspects of the customer’s business requirements.  The Strategic Global Account Manager normally is the focal point of communication between us and our main customers.

In addition, Vishay has launched an initiative to better meet the needs of our customers for technical and applications support. As a project started three years ago, Vishay’s Business Development group now puts a team of dedicated Field Application Engineers (“FAEs”) in the field for the exclusive support of our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, and digital consumer market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers’ specify a Vishay component in their  products – this program offers our customers superior access to Vishay technologies while at the same time increasing design wins, and ultimately sales, for Vishay. Most importantly, the process is closely monitored via a proprietary database developed by the Vishay Business Development group. Our database captures very specific design activity and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been quite stable despite not having long-term commitments to purchase our products.  With selected customers, we have signed two to three year contracts for specific products.  Sales to our top 30 customers comprise approximately 60% of our total sales.

During 2006, approximately 26% of our net sales were attributable to customers in the Americas, approximately 37% were attributable to customers in Europe, and approximately 37% were attributable to customers in Asia. During 2006, the share of net sales by end-use market was as follows: Industrial, 38%; Computer, 19%; Automotive, 14%; Telecommunications, 13%; Consumer Products, 11%; Aerospace and Military, 4%; Medical, 1%.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers that produce products using technologies similar to ours.  Our primary competitors by product type include:

•	Discrete Devices: Fairchild Semiconductor, International Rectifier, Infineon, ON Semiconductor, NXP Semiconductors (former Philips semiconductor division), Rohm, STMicroelectronics, Toshiba.

•	Integrated Circuits: Fairchild Semiconductor, International Rectifier, Infineon, Maxim, ON Semiconductor, STMicroelectronics, Texas Instruments.

•	Optoelectronics: Avago, Fairchild Semiconductor, Sharp, Toshiba.

•	Resistors and Inductors: EPCOS, KOA, Rohm, Yageo.

•	Capacitors: AVX, EPCOS, KEMET, Murata, TDK, Yageo.

•	Measurements Group: various niche competitors.

There are many other companies that produce products in the markets in which we compete.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, business reputation, and price competitiveness.   Our sales and marketing programs aim to offer our customers a broad range of world class technologies, superior global sales and distribution support, and a secure and multi-location source of product supply.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by our engineers and scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Israel, the People’s Republic of China, France, the Republic of China (Taiwan), and South Korea.

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

Patents and Licenses

We have made a significant investment in securing intellectual property protection for our technology and products.  We seek to protect our technology by, among other things, filing patent applications for technology considered important to the development of our business.  We also rely upon trade secrets, unpatented know-how, continuing technological innovation, and the aggressive pursuit of licensing opportunities to help develop and maintain our competitive position.

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

Environment, Health and Safety

We have adopted an Environmental Health and Safety Corporate Policy that commits us to achieve and maintain compliance with applicable environmental laws, to promote proper management of hazardous materials for the safety of our employees and the protection of the environment, and to minimize the hazardous materials generated in the course of our operations. This policy is implemented with accountability directly to the Board of Directors. In addition, our manufacturing operations are subject to various federal, state, and local laws restricting discharge of materials into the environment.

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites.   Certain obligations as a PRP have arisen in connection with business acquisitions.  The remediation programs are on-going at three currently operating U.S. facilities, nine currently operating non-U.S. facilities, and six formerly owned U.S. sites.  The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods.  See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2006, we employed approximately 27,000 full time employees, of whom approximately 88% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel.  Some of our employees outside the United States are members of trade unions, and employees at one small U.S. facility are represented by a union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our company website can be found on the Internet at www.vishay.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access ir.vishay.com and click on “SEC Filings.”

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

To view these documents, access ir.vishay.com and click on “Corporate Governance.”

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

          Corporate Investor Relations
          Vishay Intertechnology, Inc.
          63 Lancaster Avenue
          Malvern, PA 19355-2143

Item 1A.	RISK FACTORS

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are important factors that could cause our results, performance, or achievements to differ materially from those in any forward-looking statements made by us or on our behalf:

Factors relating to our business generally

Our business is cyclical and the periods of decline in demand that we have experienced in the past may resume and may become more pronounced.

The electronic component and semiconductor industries are highly cyclical, and experience periods of decline from time to time.  We and others in the electronic and semiconductor component industry have experienced these conditions in the recent past and cannot predict when we may experience such downturns in the future.  A decline in product demand on a global basis could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end-use markets for our products.  Changes in the demand mix, needed technologies and these end-use markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.  The prospect of a slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each of 2001, 2002, 2003, 2004, 2005, and 2006, and we expect to incur such expenses during 2007.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. We also cannot assure you that acquisitions that we have recently completed or will complete in the future will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value and prospects could all be materially and adversely affected.

Our debt levels have increased, which could adversely affect the perception in the financial markets of our financial condition.

Our outstanding debt increased from approximately $141 million at the end of 2000 to approximately $612 million at the end of 2006, primarily due to our 2001 and 2002 acquisition activity.  While our debt levels decreased in 2006, the marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult for us to obtain financing in the future.

To remain successful, we must continue to innovate.

Our future operating results are dependent on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.

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

The electronic components industry, particularly the discrete semiconductor sector, is characterized by litigation regarding patent and other intellectual property rights.  We have on occasion been notified that we may be infringing patent and other intellectual property rights of others.  In addition, customers purchasing components from us have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others.  Further, we have observed that in the current electronic component and semiconductor industries’ business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  We will continue to vigorously defend our intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing.  Although licenses are generally offered in such situations and we have successfully resolved these situations in the past, there can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement, or that we will be able to obtain licenses on acceptable terms.  An unfavorable outcome regarding one of these matters could have a material adverse effect on our business and operating results.

We have begun to invest in start-ups but our investments may not prove successful.

We believe that investment in new technologies that are related to our core businesses is important to position us for the future.  Accordingly, we have begun a program of investing in technology start-up enterprises, in which we may acquire a controlling or non-controlling interest but whose technology would be available to be commercialized by us.  There are numerous risks in investments of this nature including the limited operating history of such start-up entities, their need for capital, and their limited or absence of production experience, as well as the risk that their technologies may prove ineffective or fail to gain acceptance in the marketplace.  There can be no assurance, therefore, that our investments in start-up enterprises will prove successful.

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

Our reluctance to issue substantial additional shares in order not to dilute the interests of our existing shareholders could impede growth.

In the past, Vishay has grown through numerous acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt.  At this time we believe that we are financially positioned to make acquisitions, even acquisitions of substantial size, without the issuance of additional equity, on the strength of our healthy cash flow and largely unleveraged balance sheet.  However, we may in the future be presented with attractive investment or strategic opportunities that, because of their size and the financial condition of Vishay at the time, would require the issuance of substantial additional amounts of our common stock.  If such opportunities were to arise, our Board of Directors would need to consider the potentially dilutive effect on the interests and voting power of our existing shareholders.  In particular, our Board of Directors believes that it is in our best interest to ensure the continued vision and influence of our founder, Dr. Felix Zandman, over our corporate affairs.  Dr. Zandman currently has effective voting control over Vishay through our Class B common stock, by direct ownership, a family trust, and a voting trust agreement, such that he has approximately 46% of our outstanding voting power.  The reluctance to issue additional shares could impede our future growth.

Our results are sensitive to raw material availability, quality, and cost.

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004 and 2006.

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing tantalum and palladium, they have historically resulted in higher raw material costs for us. We cannot assure you that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products.  Also, to assure availability of raw materials in time of shortage, we may enter into long-term supply contracts for these materials, which may prove unnecessary and burdensome when the shortage abates.  This was the case with certain recently expired contracts for the supply of tantalum.

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

Our business is highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the bases of product quality and reliability, availability, customer service, technological innovation, timely delivery, and price. The electronic component industry has become increasingly concentrated and globalized in recent years and our major competitors, some of which are larger than us, have significant financial resources and technological capabilities.

Our customers have become increasingly concentrated in recent years, and as a result, their buying power has increased and they have had greater ability to negotiate favorable pricing. This trend has adversely affected our average selling prices, particularly for commodity components.

We may not have adequate facilities to satisfy future increases in demand for our products.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion at our facilities. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations.  Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recede, resulting in inefficient use of capital which could also adversely affect us.

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

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center, and under certain European military specifications. These products are assigned certain classification levels. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to governmental agencies. If any of our products fails to meet the requirements of the applicable classification level, that product’s classification may be reduced to a lower level. A decrease in the classification level for any of our products with a military application could have an adverse impact on the net sales and earnings attributable to that product.

Our future success is substantially dependent on our ability to attract and retain highly qualified technical, managerial, marketing, finance, and administrative personnel.

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

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have operations outside the United States, and approximately 74% of our revenues during 2006 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.  We have never experienced any material interruption in our Israeli operations in our 36 years of operations there, in spite of several Middle East crises, including wars.  However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We operate in a continually changing business environment, and new factors emerge from time to time.  Other unknown and unpredictable factors also could have a material adverse effect on our future results, performance, or financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our business has approximately 62 manufacturing locations.  Our manufacturing facilities include owned and leased locations.  Some locations include both owned and leased facilities in the same location.  The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Santa Clara, CA	Semiconductors	220,000
Columbus, NE	Passive Components	158,000
Wendell, NC	Passive Components	106,000
Monroe, CT	Passive Components	91,000
Malvern, PA	Passive Components	79,000
Yankton, SD	Passive Components	58,000
Warwick, RI	Passive Components	55,000
Bennington, VT	Passive Components	54,000
Grafton, WI	Passive Components	49,000
Niagara Falls, NY	Passive Components	38,000

Non-U.S.
Israel (5 locations)	Semiconductors and Passive Components	1,008,000
People’s Republic of China (3 locations)	Semiconductors and Passive Components	569,000
Czech Republic (4 locations)	Passive Components	490,000
Belgium (2 locations)	Passive Components	484,000
Republic of China (Taiwan) (3 locations)	Semiconductors and Passive Components	405,000
Germany (3 locations)	Semiconductors and Passive Components	339,000
Portugal	Passive Components	301,000
India	Passive Components	296,000
Netherlands	Passive Components	286,000
France (2 locations)	Passive Components	259,000
Austria	Semiconductors	153,000
Philippines	Passive Components	149,000
Hungary	Passive Components	116,000
Malaysia	Semiconductors	114,000
Mexico	Passive Components	57,000
Japan	Passive Components	45,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
City of Industry and Ontario, CA	Passive Components	123,000
Monroe, CT	Passive Components	26,000
Westbury, NY	Semiconductors	20,000
Yankton, SD	Passive Components	18,000

Non-U.S.
People’s Republic of China (5 locations)	Semiconductors and Passive Components	1,086,000
Mexico (3 locations)	Passive Components	192,000
Czech Republic	Passive Components	135,000
Austria	Passive Components	120,000
Brazil	Passive Components	97,000
Germany (2 locations)	Semiconductors	74,000
Israel (3 locations)	Semiconductors and Passive Components	53,000
Sweden	Passive Components	40,000
Netherlands	Passive Components	27,000
France	Passive Components	11,000
Republic of China (Taiwan)	Semiconductors	3,000
Costa Rica	Passive Components	3,000

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

Intellectual Property Matters

We are engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, we have observed that in the current electronic component and semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  We will continue to vigorously defend our intellectual property rights, and we may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on our business and operating results.

When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.  During the past few years, we settled several suits which we had initiated to enforce our intellectual property rights.   We are receiving royalties on sales of these companies’ products which use our technology.  We presently have other pending legal actions that we have initiated against companies which we believe are misappropriating our intellectual property rights.

Siliconix Shareholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed in the Superior Court of California on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purported to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action sought injunctive relief and unspecified damages.

In May 2005, Vishay successfully completed a tender offer to acquire all shares of Siliconix that were not already owned by Vishay.  Following the announcement of Vishay’s intent to make this tender offer, several purported class-action complaints were filed in the Delaware Court of Chancery.  These actions were consolidated into a single class action.  A settlement agreement was reached with the plaintiffs in that case, who effectively represented all non-Vishay shareholders of Siliconix.  The settlement agreement was approved by the Delaware Court of Chancery in October 2005.

The Proctor plaintiffs filed an amended complaint in the Superior Court of California in November 2005.  Vishay demurred to the complaint, primarily on the grounds that the plaintiffs lacked standing because of the nature of their claims and because they were no longer Siliconix shareholders.  On March 7, 2006, the Superior Court of California rejected Vishay’s demurer motion and required Vishay to answer the complaint.  On May 25, 2006, Vishay filed its answer to the complaint, denying the allegations of the amended complaint and asserting various defenses.  On June 13, 2006, the Delaware Court of Chancery issued an anti-suit injunction based on the settlement agreement that was reached in connection with the tender offer litigation filed by the Siliconix minority shareholders in Delaware.  The injunction prevents the Proctor litigation from continuing.  On July 10, 2006, a purported former shareholder filed a notice of appeal of the injunction order with the Supreme Court of Delaware. On January 24, 2007, the Supreme Court of Delaware dismissed this appeal.  As a result, the permanent injunction issued by the Delaware Court of Chancery stands against the Proctor plaintiffs.

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites.   Certain obligations as a PRP have arisen in connection with business acquisitions.  The remediation programs are on-going at three currently operating U.S. facilities, nine currently operating non-U.S. facilities, and six formerly owned U.S. sites.

The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.  As of December 31, 2006, we concluded that our best estimate of remediation cost is $36.0 million, of which $29.8 million is included in other noncurrent liabilities on the consolidated balance sheet, and $6.2 million is included in accrued expenses on the consolidated balance sheet.  Of the $36.0 million accrual, approximately $19.5 million is due to liabilities assumed in the acquisition of General Semiconductor; approximately $7.7 million is due to liabilities assumed in the acquisition of BCcomponents; and approximately $8.8 million is accrued for other miscellaneous environmental liabilities.  In view of our financial position and provisions for environmental matters of $36.0 million, we have concluded that any potential payment of such estimated amounts will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 27, 2007:

Name	Age	Positions Held

Dr. Felix Zandman*	78	Chairman of the Board, Chief Technical and Business Development Officer
Dr. Gerald Paul*	58	Chief Executive Officer, President, and Director
Marc Zandman*	45	Vice-Chairman of the Board, Chief Administration Officer, and President-Vishay Israel Ltd.
Richard N. Grubb	60	Executive Vice President, Treasurer, and Chief Financial Officer
Ziv Shoshani*	41	Chief Operating Officer, Executive Vice President, and Director

* Member of the Executive Committee of the Board of Directors.

Dr. Felix Zandman, a founder of the Company, has been Chairman of the Board since 1989, and has been a Director of the Company since its inception in 1962.  Dr. Zandman became Chief Technical and Business Development Officer on January 1, 2005.  Dr. Zandman was Chief Executive Officer of the Company from its inception in 1962 through December 31, 2004, when Dr. Gerald Paul was appointed Chief Executive Officer.  Dr. Zandman had been President of the Company from its inception through March 1998.

Dr. Gerald Paul was appointed Chief Executive Officer effective January 1, 2005.  Dr. Paul has served as a Director of the Company since 1993, and has been President of the Company since March 1998.  Dr. Paul also was Chief Operating Officer from 1996 to 2006.  Dr. Paul previously was an Executive Vice President of the Company from 1996 to 1998, and President of Vishay Electronic Components, Europe from 1994 to 1996. Dr. Paul has been Managing Director of Vishay Electronic GmbH, a subsidiary of the Company, since 1991. Dr. Paul has been employed by Vishay and a predecessor company since 1978.

Marc Zandman was appointed Chief Administration Officer as of January 1, 2007.  Mr. Zandman has been Vice-Chairman of the Board since 2003, a Director of the Company since 2001, and President of Vishay Israel Ltd. since 1998.  Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004.  Mr. Zandman has served in various other capacities with the Company since 1984.  He is the son of Dr. Felix Zandman, the Company’s Chairman and Chief Technical and Business Development Officer.

Richard N. Grubb has been Vice President, Treasurer, and Chief Financial Officer of the Company since 1994, and has been an Executive Vice President of the Company since 1996. Mr. Grubb has been associated with the Company in various capacities since 1975, and was a Director from 1994 to 2003.

Ziv Shoshani was promoted to the position of Chief Operating Officer effective January 1, 2007.  During 2006, he was Deputy Chief Operating Officer.  Mr. Shoshani has been Executive Vice President of the Company since 2000 with various areas of responsibility.  Mr. Shoshani has been employed by the Company since 1995.  He is the nephew of Dr. Felix Zandman, the Company’s Chairman and Chief Technical and Business Development Officer.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,400 at February 23, 2007.

	2006			2005

	High	Low		High	Low

Fourth quarter	$14.63	$12.61	Fourth quarter	$14.08	$10.77
Third quarter	$16.14	$12.79	Third quarter	$14.25	$11.47
Second quarter	$17.46	$13.97	Second quarter	$13.21	$10.50
First quarter	$16.64	$13.39	First quarter	$15.15	$11.96

At February 23, 2007, we had outstanding 14,358,361 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Chairman and Chief Technical and Business Development Officer; a family trust controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially.  Directly, through the family trust, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and a peer group of companies selected by our management.  The peer group is made up of six publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.*  Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2001 and assumes that all dividends were reinvested.

	Year Ending December 31,

Company Name/Index	Base Period 2001	2002	2003	2004	2005	2006

Vishay Intertechnology, Inc.	100.0	57.33	117.44	77.03	70.56	69.44
S&P 500 Index	100.0	77.90	100.25	111.15	116.61	135.03
S&P MidCap 400 Index	100.0	85.49	115.94	135.05	152.00	167.69
Peer Group*	100.0	39.29	86.77	64.64	61.69	71.49

*	AVX Corporation, EPCOS AG, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,

	2006 (1)	2005 (2)	2004 (3)	2003 (4)	2002 (5)

Statement of Operations Data:
Net revenues	$2,581,477	$2,296,521	$2,414,654	$2,170,597	$1,822,813
Interest expense	32,215	33,590	34,252	39,226	29,503
Earnings (loss) before income tax provision (benefit) and minority interest	191,550	77,772	70,017	46,426	(100,045)
Income tax provision (benefit)	50,836	11,737	13,729	11,528	(16,900)
Minority interest	978	3,761	11,592	8,056	9,469
Net earnings (loss)	139,736	62,274	44,696	26,842	(92,614)
Basic earnings (loss) per share	$0.76	$0.35	$0.27	$0.17	$(0.58)
Diluted earnings (loss) per share	$0.73	$0.34	$0.27	$0.17	$(0.58)
Weighted average shares outstanding – basic	184,400	177,606	163,701	159,631	159,413
Weighted average shares outstanding – diluted	210,316	189,321	165,938	160,443	159,413
Balance Sheet Data:
Total assets	$4,691,896	$4,527,591	$4,638,590	$4,566,360	$4,315,159
Long-term debt	608,434	751,553	752,145	836,606	706,316
Working capital	1,192,833	1,136,466	1,168,383	1,049,892	897,456
Stockholders’ equity	3,080,813	2,855,852	2,773,335	2,514,034	2,358,787

(1)

Includes the results of Phoenix do Brasil from July 31, 2006.  Also includes net charges of $71,532,000 for restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, losses on adjustments to purchase commitments, a loss on extinguishment of debt, charges to increase environmental liabilities assumed from the 2001 General Semiconductor acquisition, and charges to resolve past quality claims. These items and their related tax consequences had a negative $0.26 effect on earnings per share.  These items are more fully described in the notes to the consolidated financial statements.

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

(5)

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

Management believes that stating the impact on net earnings of items such as restructuring and severance, asset write-downs, inventory write-downs and write-offs, gains or losses on purchase commitments, losses on early extinguishment of debt, gains on insurance proceeds, charges for in-process research and development, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

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

Vishay operates in two segments, Semiconductors (formerly referred to as our “Active Components” segment) and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products.  Our Semiconductors segment includes our Siliconix subsidiary, of which we completed the acquisition of the 19.6% interest that we did not already own during the second quarter of 2005.  Passive Components segment products include resistors, capacitors, and inductors.  We include in this segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.    While the passive components business had historically predominated at Vishay, following several acquisitions of semiconductor businesses, revenues from our Semiconductors and Passive Components segments were essentially split evenly from 2003 through 2006.

Consolidated net revenues for the year ended December 31, 2006 were $2.581 billion, compared to net revenues of $2.297 billion for the year ended December 31, 2005.  Net earnings for the year ended December 31, 2006 were $139.7 million or $0.73 per diluted share, compared to net earnings of $62.3 million or $0.34 per diluted share for the year ended December 31, 2005.

Earnings for the year ended December 31, 2006 were impacted by restructuring and severance costs of $40.2 million, related asset write-downs of $6.7 million, write-downs and write-offs of tantalum inventories totaling $9.6 million, losses resulting from adjustments to previously existing purchase commitments of $5.7 million, a loss on early extinguishment of debt of $2.9 million, an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million, and charges totaling $2.9 million to settle past product quality issues.  These items and their tax related consequences had a negative $0.26 effect on earnings per share.

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

The business environment for electronic components was relatively friendly during 2006.  Revenues for 2006 were the highest in our history, and full year net earnings represent the second best year ever.  Our cost reduction efforts continue to yield margin improvements that are expected to continue into 2007.  Furthermore, we have increased our manufacturing capacities for higher margin products for further growth.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of sales.  Gross profit is generally net revenues less costs of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs.  Losses on purchase commitments and inventory write-downs have the impact of reducing gross profit margin in the period of the charge, but result in improved gross profit margins in subsequent periods by reducing costs of products sold as inventory is used.  Gross profit margin is clearly a function of net revenues, but also reflects our cost cutting programs and our ability to contain fixed costs.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements.  A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the fourth quarter of 2005 and through the fourth quarter of 2006 (dollars in thousands):

	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006

Net revenues	$593,690	$631,086	$660,523	$654,381	$635,487
Gross profit margin *	24.1%	24.8%	27.2%	25.6%	24.4%
End-of-period backlog	$511,300	$600,000	$653,700	$609,500	$582,500
Book-to-bill ratio	1.04	1.14	1.07	0.92	0.94
Inventory turnover	3.22	3.31	3.35	3.28	3.21
Change in ASP vs. prior quarter	-1.7%	-0.2%	-1.3%	-0.1%	0.9%

*	Gross profit margin includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience favorable economic conditions during the fourth quarter of 2006.   All of our end-use markets appeared to be very strong.  As projected, the lower order level from distribution in the third quarter of 2006 led to a decrease in sales during the fourth quarter of 2006.  For the third and fourth quarters of 2006, the overall book-to-bill ratio was below one, after several consecutive quarters of maintaining a ratio in excess of one.   We believe the slow-down of orders is due to distribution customers managing their inventories.  The order-rate from distribution customers stabilized in the fourth quarter, as the book-to-bill ratio for distribution customers increased to 0.95 from 0.81 during the third quarter of 2006.  Sales and orders from original equipment manufacturers declined slightly in the fourth quarter, with a book-to-bill ratio for original equipment manufacturers of 0.94, compared to rations in excess of one for several consecutive quarters.  We expect sales for the first quarter of 2007 to be essentially flat compared to the fourth quarter of 2006.

Throughout 2006, we experienced very little pressure on pricing, particularly in our Semiconductor segment product lines, which benefited from selective price increases.  Average selling prices increased in the fourth quarter of 2006.   We believe pricing will be stable to moderately lower in 2007.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the fourth quarter of 2005 through the fourth quarter of 2006 (dollars in thousands):

	4th Quarter 2005	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006

Semiconductors
Net revenues	$304,640	$304,926	$324,302	$338,755	$323,449
Book-to-bill ratio	1.04	1.21	1.15	0.87	0.89
Gross profit margin (1)	25.5%	27.4%	27.8%	26.6%	24.1%
Passive Components
Net revenues	$289,050	$326,160	$336,221	$315,626	$312,038
Book-to-bill ratio	1.04	1.07	0.99	0.98	1.00
Gross profit margin (2)	22.5%	22.4%	26.7%	24.5%	24.7%

(1)	Gross profit margin for the Semiconductors segment includes the impact of charges to settle past quality issues.

(2)	Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

Capacity Utilization

Capacity utilization is a reflection of product demand and of available capacities.

Capacity load in the Passive Components segment has improved significantly in recent years, as we implemented our restructuring efforts and increased sales.  Our resistor lines presently operate at an average of approximately 80% to 90% of capacity, with some specialty lines operating at or near full capacity.  Our capacitor lines presently operate at between 75% and 90% of capacity.

We continue to operate near full capacity in most of our front-end Semiconductors segment facilities.  We have made significant investments in expanding capacity in our Semiconductor segment facilities, which will ramp up in future quarters.  We expect to add another 20% volume increase in our Siliconix division products in 2007, mainly for high-cell-density products, which will have a positive impact on product mix.  Our Siliconix division also maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.  Furthermore, we expect to experience cost reduction in 2007 due to the use of larger wafers at some of our Semiconductors segment facilities.

Acquisition Activity

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  This includes exploring opportunities to acquire smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses. Also as part of this growth strategy, we seek to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

On November 8, 2006, we signed agreements to purchase the Power Control Systems (“PCS”) business of International Rectifier Corporation for $289.7 million (subject to adjustment for cash and net working capital at closing) in cash. PCS business products include discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, and automotive modules and assemblies.  This transaction is expected to close by April 1, 2007.

During 2006, we completed one strategic acquisition.  During 2005, we completed three strategic acquisitions and also acquired the 19.6% interest in Siliconix that we did not already own.  We also divested a non-core business acquired in one of these transactions.  During 2004, we completed two strategic acquisitions.

2006 Activities

Effective July 31, 2006, we acquired all of the outstanding capital stock of Phoenix do Brasil Ltda., a manufacturer of resistors, for approximately $17.5 million.  The acquisition of Phoenix do Brasil provides Vishay with increased market presence in South America.

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

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in our consolidated financial statements prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and the consolidated balance sheets.  The acquisition of the minority interest in Siliconix contributed approximately $15.8 million and $10.3 million incrementally to our earnings for 2006 and 2005, respectively.

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

Cost Management

We place a strong emphasis on reducing our costs.  Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

One way we reduce costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 74.2% at the end of 2006, 72.8% at the end of 2005, 71.8% at the end of 2004, and 57% when this program began in 2001.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.  Between 2001 and 2006, we recorded $207.5 million of restructuring and severance costs and recorded related asset write-downs of $77.6 million in order to reduce our cost structure going forward.    We have realized, and expect to continue to realize, annual net cost savings associated with these restructuring activities.

Restructuring and severance costs, as presented on the consolidated statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction program. These amounts, which were not significant in 2006, 2005, and 2004, are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program which will save Vishay approximately $50 million per year.  In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions, which we expect will eventually generate additional annual cost savings of $50 million, of which approximately $20 million began to be realized in 2006, an additional $20 million will begin to be realized in 2007, and an additional $10 million will begin to be realized in 2008.  Our cost savings initiatives are expected to include a combination of production transfers, plant closures, and overhead streamlining.

Our restructuring activities for 2006 included consolidating certain locations in Germany, Hungary, the United States, Japan and Brazil; shifting production for a portion of our film capacitor product lines from Belgium to India and the People’s Republic of China; shifting production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; completing a second phase of transferring our tantalum molded capacitor finishing operation from Israel to the People’s Republic of China; and closing the wafer fabrication facility in Freiburg, Germany after transferring production to other Vishay facilities.

We believe that 2007 will represent the final phase of the major restructuring efforts that have been on-going since 2001.  We expect our restructuring costs for 2007 to be less than the costs incurred in 2006.  Our restructuring plans for 2007 include moving certain back-end semiconductor production from the Republic of China (Taiwan) to the People’s Republic of China; completing the shift of production for a portion of product lines from Belgium to India and the People’s Republic of China; completing the shift of production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and other miscellaneous projects.

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

Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel’s industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects are approved by the Israeli government and become operational. Israeli government grants, recorded as a reduction in the costs of products sold, were $6.0 million, $6.9 million, and $8.9 million, in 2006, 2005, and 2004, respectively. At December 31, 2006, our consolidated balance sheet reflected $5.7 million in deferred grant income.

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

Write-Downs of Inventory and Purchase Commitments

Tantalum

We are a major consumer of the world’s annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder.

We were obligated under two contracts entered into in 2000 with Cabot Corporation to make purchases of tantalum through 2006.  As of December 31, 2006, we have fulfilled all obligations under the Cabot contracts and are no longer required to purchase tantalum from Cabot at these fixed prices.

The Cabot contracts were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, as a result of a general downturn in the electronics business, we experienced a significant decrease in capacitor sales and the price of tantalum decreased significantly.  Accordingly, we wrote down the carrying value of our tantalum inventory on-hand and recognized losses on purchase commitments.

During the term of the contracts with Cabot, we regularly reviewed our liability for purchase commitments.  Our liability for purchase commitments was estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified in the contracts.  Changes in expected market prices and in our mix of tantalum-grade purchases required us to record additional gains or losses on its purchase commitments.

During the term of the contracts, we recorded the following charges related to our tantalum contracts (in thousands):

	Loss (Gain) on Purchase Commitments	Write-downs of inventory on-hand

2002	$106,000	$25,700
2003	11,392	5,406
2004	16,213	—
2005	(963)	—
2006	5,687	9,602

The loss on purchase commitments recorded during 2006 was due to a decline in market prices for tantalum, as well as changes in the mix of tantalum-grade purchases.  Of the total amount recorded, approximately $2.8 million was attributable to the decline in market value, while another $2.9 million was attributable to changes in the mix of tantalum-grade purchases.

The net gain on purchase commitments recorded during 2005 was attributable to a conditional price reduction included in one of our contracts with Cabot, which offset changes in the mix of tantalum-grade purchases.  The conditions necessary to receive price reductions in 2006 were met during the fourth quarter of 2005, and accordingly, the estimates of our liability for these purchase commitments were adjusted to reflect the fact that we would receive these conditional price reductions for the remainder of the contract.  The amount of this adjustment was approximately $7 million.  This adjustment, net of approximately $6 million of costs associated with differences between the actual and anticipated mix of tantalum-grades purchased during 2005, resulted in the net gain included in the consolidated statement of operations for the year ended December 31, 2005.

The loss on purchase commitments recorded in 2004 was primarily attributable to changes in the mix of tantalum-grade purchases.  The losses on purchase commitments recorded in 2003 and 2002 were primarily attributable to declines in market value.

Write-downs of inventory on-hand were generally for raw materials.  The write-down of inventory on-hand for 2006 includes $1.4 million of finished goods from certain discontinued tantalum capacitor product lines.

While our purchase commitments have been completely satisfied, we will continue to evaluate if write-downs of the value of inventory on-hand are necessary.  See “Critical Accounting Policies” below.

Palladium

Palladium is a precious metal used in the production of multi-layer ceramic capacitors that we purchase under short-term contracts.  We recorded in costs of products sold write-downs of palladium inventories to then-current market value of $0.4 million and a loss on purchase commitments of $0.4 million during the year ended December 31, 2004.  No write-downs or losses on purchase commitments were recorded during the years ended December 31, 2006 and 2005.

Foreign Currency

In 2006, we realized approximately 74% of our revenues from customers outside the United States.  Any third party sales not using the U.S. dollar as the functional currency must be reported in the local currency and be translated at the weighted average exchange rate. This translation has an impact on the net sales line of the consolidated statements of operations and also on the expense lines of the consolidated statements of operations.  We generally do not purchase foreign currency exchange contracts or other derivative instruments to hedge our exposure to foreign currency fluctuations, although we do maintain cash balances in foreign currencies to act as a natural hedge of certain net exposures.  As of December 31, 2006 and 2005, we had no outstanding foreign currency forward exchange contracts.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable.  For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.  We historically have had agreements with distributors that provided limited rights of product return.  We have modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a “scrap allowance.”  Consistent with industry practice, we also have a “stock, ship and debit” program whereby we consider, and grant at our discretion, requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions that we initiate after sale of product to the distributor and prior to resale by the distributor.

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

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value.  The valuation of our inventories requires our management to make market estimates.  For instance, in the case of tantalum, we estimate market value by obtaining current quotations from available sources of supply.  For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products.  For finished goods, we must assess the prices at which we believe the inventory can be sold.  Over the past few years, as further described below, we have recorded write-downs of our tantalum and palladium inventories to then-current market value.  Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Write-Downs of Inventories and Purchase Commitments

In recent years, we took charges against contractual commitments to purchase tantalum powder and wire through 2006 and wrote-down our existing inventory of tantalum ore, powder, and wire to then-present market value.  We did this because the current market prices of tantalum are substantially below the prices at which we were committed to purchase tantalum under long-term contracts and the prices at which we were carrying our tantalum raw materials inventory.  These actions involved significant judgments on our part, including decisions of whether to take these charges and write-downs, their timing and their amount.

We made the decision to take the charges and write-downs after our management concluded that the substantial fall-off in the demand for tantalum capacitors, first experienced in 2001, was likely to continue for the foreseeable future.  Combining this assessment with the worldwide over-capacity in tantalum production, we could not foresee when tantalum prices might recover from their currently depressed levels.  Although we believe that both the charges and write-downs as well as their timing were appropriate under the circumstances, our visibility for future demand and pricing is limited and the judgments made by our management necessarily involved subjective assessments.

Losses on purchase commitments and the related liability that was recorded on our consolidated balance sheet was estimated based on our contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified by the contracts.  There is no established market on which tantalum raw materials are regularly traded and quoted.  We based our determination of current market price on quotations from two suppliers of these materials.  We cannot say that the prices at which we could currently enter into contracts for the purchase of tantalum would be the same as these quoted prices.  Had we made other assumptions on current and future prices for tantalum, the amount of the inventory write-downs and the losses on our purchase commitments would have been different.  As of December 31, 2006, we have fulfilled all obligations under the Cabot contracts and are no longer required to purchase tantalum from Cabot at these fixed prices.

While our purchase commitments have been completely satisfied, we will continue to evaluate if write-downs of the value of inventory on hand are necessary.  The uncertainty over further write-downs is exacerbated by the fact that we have large quantities of tantalum on hand.

During the past six years, our minimum purchase commitments under the contracts with Cabot have exceeded our production requirements for tantalum capacitors.  Based on usage currently expected in 2007, our inventory on hand represent over 2 years of usage.  Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory or purchased under the contracts.   However, if the downward pricing trend were to resume, we could be required to record additional write-downs of the carrying value of inventory on hand.

If tantalum prices were to recover in the future, we would not reverse the write-downs that we have taken on our raw materials inventory, so that our cost of materials will continue to reflect these write-downs regardless of future price increases in tantalum.  This could have the effect of increasing the earnings that we realize in future periods.

Based upon similar considerations, we recorded write-downs of our palladium inventory to market value and recorded a loss on purchase commitments for palladium in 2004.

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

In 2006, 2005, and 2004, we recorded restructuring and severance costs of approximately $40.2 million, $29.8 million, and $47.3 million, respectively.  Our restructuring activities related to existing business were designed to reduce both our fixed and variable costs. Acquisition-related restructuring costs, which were not significant in 2006, 2005, or 2004, are included in the allocation of the cost of the acquired business and generally add to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

Because these costs are recorded based upon estimates, our actual expenditures for the restructuring activities may differ from the initially recorded costs.  If this happens, we will have to adjust our estimates in future periods.  In the case of acquisition-related restructuring costs, if our initial estimate is too high, this would generally require a change in value of the goodwill appearing on our balance sheet, but would not affect our earnings.  Once our allocation of purchase price of a respective acquisition is finalized, if our initial estimate of purchase-related restructuring costs is too low, we would be required to record additional expenses in future periods.

In the case of other restructuring costs, we could be required either to record additional expenses in future periods, if our initial estimates were too low, or to reverse part of the charges that we recorded initially, if our initial estimates were too high.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition.  Goodwill is tested for impairment at least annually.  These tests will be performed more frequently if there are triggering events.  Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. The comparable companies utilized in our evaluation are the members of our peer group included in the presentation of our stock performance in our annual proxy statement.   If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.  We noted no impairment in our annual assessment of goodwill during the years ended December 31, 2006, 2005, or 2004.

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, other than goodwill and tradenames, including property and equipment, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends.

During the years ended December 31, 2006, 2005, and 2004, we recorded asset write-downs of $6.7 million, $11.4 million, and $27.3 million, respectively.  Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices.  Asset write-downs also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans.

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates.  The discount rate at which obligations could effectively be settled and the expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligations of our pension and other postretirement benefit plans.  Other important assumptions include the anticipated rate of future increases in compensation levels, estimated mortality, and for postretirement medical plans, increases or trends in health care costs.  Management reviews these assumptions at least annually.  We use independent actuaries to assist us in preparing these calculations and determining these assumptions.  These assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate.

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan).  Plans in these countries comprise approximately 92% of our retirement obligations at December 31, 2006.  In the U.S., we utilize published long-term high quality bond indices to determine the discount rate at the measurement date.  In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date.  We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments.  We believe the discount rates selected are the rates at which these obligations could effectively be settled.

Within the U.S., we establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk.  Many of our non-U.S. plans are unfunded based on local laws and customs.  For those non-U.S. plans that do maintain investments, their asset holdings are primarily cash and fixed income securities, based on local laws and customs.   We set the expected long-term rate of return based on the expected long-term average rates of return to be achieved by the underlying investment portfolios.  In establishing this rate, we consider historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions.  The expected return on plan assets is incorporated into the computation of pension expense.   The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset losses (gains) affects the calculated value of plan assets and, ultimately, future pension expense (income).

We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment.  However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.

Income Taxes

Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.  We establish accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions will be challenged and that our positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation.  These accruals are based on management’s best estimate of potential tax exposures.  When particular matters arise, a number of years may elapse before such matters are audited and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.  During 2004 and 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of our application for tax incentives in certain jurisdictions.  During 2006, certain matters were resolved unfavorably, which required us to make tax payments.

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

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Years ended December 31,

	2006	2005	2004

Costs of products sold	74.2%	77.1%	76.3%
Gross profit	25.5%	23.0%	23.0%
Selling, general & administrative expenses	15.6%	16.4%	16.0%
Operating income	8.1%	4.2%	3.9%
Earnings before taxes & minority interest	7.4%	3.4%	2.9%
Net earnings	5.4%	2.7%	1.9%
Effective tax rate	26.5%	15.1%	19.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,

	2006	2005	2004

Net revenues	$2,581,477	$2,296,521	$2,414,654
Change versus prior year	$284,956	$(118,133)
Percentage change versus prior year	12.4%	-4.9%

Changes in net revenues were attributable to the following:

	2006 vs. 2005	2005 vs. 2004

Change attributable to:
Increase (decrease) in volume	14.8%	-0.6%
Decrease in average selling prices	-1.9%	-4.5%
Foreign currency effects	0.0%	0.1%
Other	-0.5%	0.1%

Net change	12.4%	-4.9%

Sales to each of our end-use markets during 2006 improved versus 2005.  The industrial market continued to be strong worldwide, following a good year in 2005.  Sales for end-uses in the automotive sector have been solid on a global basis, with strength in Europe offsetting weak results in the U.S., where major customers are restructuring their operations.   We continue to see strong results in the consumer sector (primarily impacting Asia) driven by end-use demand for MP3 players, LCD television sets, and gaming equipment.   We also saw excellent results in the telecommunications market, and a continued upturn for laptop computers.

Sales to each of our end-use markets during 2005 were less than sales in 2004, although market conditions in many end-use market segments improved in 2005 as compared to the second half of 2004.  For example, the industrial market continued to be strong worldwide.  The automotive market continued to be strong in Europe and Japan, although results for U.S. automotive customers were disappointing.  Growth in the laptop and PC market, driven by technical progress, resulted in improvements in the second quarter of 2005, ahead of a substantial seasonal upturn noticed in the third quarter of 2005.   In the telecommunications sector, the worldwide move to 3G mobile phones increased sales of our products for end-uses in the sector during 2005, principally in the first and third quarters.  During 2005, sales of products for use in consumer products were relatively strong in the U.S., and improved in Asia, although they remained weak in Europe.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $59.0 million, $51.8 million, and $51.4 million, for the years ended December 31, 2006, 2005, and 2004, respectively, or, as a percentage of gross sales 2.2%, 2.2%, and 2.1%, respectively.  Actual credits issued under the programs for the years ended December 31, 2006, 2005, and 2004 were approximately $68.4 million, $53.8 million, and $55.9 million.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004.  We expect royalty revenues to increase and we continue to seek to expand our royalty streams.  Royalty revenues, included in net revenues on the consolidated statements of operations, were $7.6 million, $4.9 million, and $1.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Gross Profit and Margins

Costs of products sold as a percentage of net revenues for the year ended December 31, 2006 was 74.2%, as compared to 77.1% for the year ended December 31, 2005.  Gross profit as a percentage of net revenues for the year ended December 31, 2006 was 25.5%, as compared to 23.0% for the year ended December 31, 2005.  The improvement in gross profit margins for the 2006 periods reflect increased sales volumes and the impact of our cost reduction programs, partially offset by lower average selling prices and higher precious metals costs.   Gross profit margins for the 2006 reflect losses on tantalum purchase commitments of $5.7 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million.  Gross profit margins for 2005 reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.0 million.

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

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

The Semiconductors segment benefited from the economic upswing in 2006, lower than typical average selling price declines, our recent capacity expansion in this segment, and the introduction of new technologies and products.  Although orders slowed during the second half of 2006, we expect revenue growth in future quarters as we continue to expand capacities and drive technology.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Years ended December 31,

	2006	2005	2004

Net revenues	$1,291,432	$1,142,492	$1,204,094
Change versus prior year	$148,940	$(61,602)
Percentage change versus prior year	13.0%	-5.1%

Changes in Semiconductors segment net revenues were attributable to the following:

	2006 vs. 2005	2005 vs. 2004

Change attributable to:
Increase in volume	18.1%	0.9%
Decrease in average selling prices	-3.5%	-6.1%
Foreign currency effects	-0.2%	0.1%
Other	-1.4%	0.0%

Net change	13.0%	-5.1%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Years ended December 31,

	2006	2005	2004

Gross margin percentage	26.3%	24.4%	26.8%

Changes in gross margin are largely driven by increases and decreases in net revenues, but also reflect our continuing cost cutting efforts.  Additionally, gross profit margins of the Semiconductors segment for 2006 reflect charges to resolve past quality issues of $1.1 million.

Passive Components

Our Passive Components segment enjoyed a year of strong recovery, with a significant increase in sales volume and solid improvement in gross margins.  Our acquisitions of two small niche companies, Phoenix do Brasil in July 2006 and Alpha Electronics in December 2005, also had small impacts on the overall improvement.  The profitability for this segment is expected to improve as a result of our ongoing optimization and cost reduction efforts.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Years ended December 31,

	2006	2005	2004

Net revenues	$1,290,045	$1,154,029	$1,210,560
Change versus prior year	$136,016	$(56,531)
Percentage change versus prior year	11.8%	-4.7%

Changes in Passive Components segment net revenues were attributable to the following:

	2006 vs. 2005	2005 vs. 2004

Change attributable to:
Increase (decrease) in volume	11.8%	-2.2%
Decrease in average selling prices	-0.1%	-2.8%
Foreign currency effects	0.2%	0.1%
Other	-0.1%	0.2%

Net change	11.8%	-4.7%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Years ended December 31,

	2006	2005	2004

Gross margin percentage	24.8%	21.5%	19.2%

Changes in gross margin are largely driven by increases and decreases in net revenues, but also reflect our continuing cost cutting efforts.  Several significant cost reduction programs have been initiated in all Passive Components product lines, including combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.  Additionally, several items impact the comparability of gross margins of the Passive Components segment, as summarized in the table below (in thousands):

	Years ended December 31,

	2006	2005	2004

Loss (gain) on purchase commitments	$5,687	$(963)	$16,613
Write-downs of tantalum and palladium inventories	9,602	—	400
Settlement of past quality issues	1,785	—	—

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses were 15.6% of net revenues for 2006 as compared to 16.4% of net revenues for the prior year, partially due to an increased revenue base.  Our cost reduction initiatives referred to above also target SG&A costs and are reflected in this improvement.   SG&A expenses for 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

SG&A expenses for the year ended December 31, 2005 were 16.4% of net revenues as compared to 16.0% of net revenues for the prior year.  The increase in this percentage is largely attributable to a decrease in product sales, as SG&A expenses for 2005 have decreased by $9.4 million versus 2004.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   We expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above and in Note 4 to our consolidated financial statements.

We continued our restructuring activities during 2006, recording restructuring and severance costs of $40.2 million, and recording related asset write-downs of $6.7 million.  We are presently implementing cost savings initiatives to generate an additional $50 million in annual cost savings by 2008.  Approximately $20 million of these annual savings were realized in 2006.

Other Income (Expense)

2006 Compared to 2005

Interest expense for the year ended December 31, 2006 decreased by $1.4 million versus 2005.  This decrease is primarily related to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and the impact of lower amounts outstanding under our revolving credit facility during the year ended December 31, 2006, partially offset by debt assumed in the acquisition of Alpha Electronics in the fourth quarter of 2005 and increases in the variable rate paid on the exchangeable notes due 2102.

On June 4, 2006, the holders of our LYONs had the option to require us to repurchase the notes for their accreted value on that date.  All LYONs holders exercised their option.  As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs.  This non-cash write-off is reported in a separate line item in the consolidated statement of operations for the year ended December 31, 2006.  The early extinguishment of the LYONs is expected to result in annual interest savings of approximately $4.1 million.

The following tables analyze the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,

	2006	2005	Change

Foreign exchange (loss) gain	$(6,490)	$731	$(7,221)
Interest income	22,401	13,880	8,521
Dividend income	261	342	(81)
Gain (loss) on disposal of property and equipment	972	(202)	1,174
Other	1,247	(53)	1,300
Incentive from Chinese government	—	703	(703)

	$18,391	$15,401	$2,990

2005 Compared to 2004

Interest expense for the year ended December 31, 2005 decreased by $0.7 million as compared to the prior year.  This decrease is primarily attributable to the repurchase of $102.1 million of our LYONs during the second quarter of 2004, partially offset by an increase in the interest rate on our variable rate exchangeable notes.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,

	2005	2004	Change

Foreign exchange gain (loss)	$731	$(2,310)	$3,041
Interest income	13,880	8,702	5,178
Dividend income	342	490	(148)
Loss on disposal of property and equipment	(202)	(1,697)	1,495
Other	(53)	38	(91)
Incentive from Chinese government	703	2,377	(1,674)
Favorable settlement of note receivable	—	3,100	(3,100)

	$15,401	$10,700	$4,701

Minority Interest

Minority interest in earnings decreased $2.8 million for year ended December 31, 2006 as compared to the year ended December 31, 2005, due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.

Minority interest in earnings decreased $7.8 million for the year ended December 31, 2005 as compared to the prior year, primarily due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.   Siliconix earnings for the year-to-date period through the May 12, 2005 acquisition date were lower than for the comparable prior year period.

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the year ended December 31, 2006 was 26.5%, as compared to 15.1% for the year ended December 31, 2005, and 19.6% for the year ended December 31, 2004.

We operate in an international environment with significant operations in various locations outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate.  Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

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

The effective tax rate for the year ended December 31, 2004 reflects the favorable settlement of a tax audit in Germany.

The effective tax rates for 2006, 2005, and 2004 reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income.  Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.  Furthermore, as described in Note 1 to our consolidated financial statements, Vishay will adopt FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007.  The adoption of FIN 48 could impact our effective tax rate in future periods.

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $671.6 million as of December 31, 2006, as compared to $622.6 million as of December 31, 2005. We had an additional $9.9 million invested in highly-liquid short-term investments as of December 31, 2005.  Approximately $643.0 million (96%) of our cash balance at December 31, 2006 was held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  The relatively low U.S. cash balance is a result of the payment of $138 million to repurchase our LYONs on June 4, 2006.

On November 8, 2006, we agreed to acquire the Power Control Systems (“PCS”) business of International Rectifier Corporation for $289.7 million in cash.  This acquisition is expected to close by April 1, 2007.  The acquisition cost will be funded with cash on-hand.

Our financial condition as of December 31, 2006 continued to be strong, with a current ratio (current assets to current liabilities) of 3.2 to 1, compared to 3.4 to 1 at December 31, 2005.  The decrease in this ratio is primarily due to increases in other accrued expenses, mainly driven by an increase in the amounts accrued for our restructuring programs at December 31, 2006 compared to the prior year.  Our ratio of debt to stockholders’ equity was 0.20 to 1 at December 31, 2006, compared to 0.26 to 1 at December 31, 2005.  This decrease was primarily due to the repurchase of our LYONs on June 4, 2006.

Cash flows provided by operations were $349.9 million for the year ended December 31, 2006, as compared to cash flows provided by operations of $202.9 million for the year ended December 31, 2005.   This improvement is attributable in part to increased earnings.  Vishay has generated cash flows from operations in excess of $200 million in each of the past 5 years, and cash flows from operations in excess of $100 million in each of the past twelve years.  The expiration of our long-term contacts to purchase tantalum is expected to have a favorable impact on cash flows from operations aggregating to approximately $100 million over the next three years, as we utilize our accumulated tantalum raw material.

Cash paid for property and equipment for year ended December 31, 2006 was $183.3 million, as compared to $136.7 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $180 million in 2007, principally to expand capacity in the Semiconductors businesses.   Purchase of business, net of cash acquired, of $15.0 million for year ended December 31, 2006 represents the cash paid to acquire Phoenix do Brasil Ltda. and its related sales affiliates.  Purchase of businesses, net of cash acquired, of $26.4 million for the year ended December 31, 2005 represents the cash paid to acquire SI Technologies and cash paid for direct acquisition costs related to the purchase of the minority interest of Siliconix.

In 2006, our debt levels decreased by $141 million, principally due to the repurchase of our LYONs.  The holders of our LYONs had the option to require us to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.  All LYONs holders exercised their option.  The purchase price was paid in cash from cash on-hand.  The early extinguishment of the LYONs is expected to reduce annual interest expense by approximately $4.1 million.

We maintain a secured revolving credit facility, which expires in May 2007.  We are presently negotiating an extension of this facility agreement.  At December 31, 2005, the maximum commitment under the revolving credit facility was $400 million.  In light of our current liquidity, we unilaterally reduced the amount available under the revolving credit facility by half, to $200 million, effective March 16, 2006.  The option to unilaterally reduce the amount of the commitment was included in the original revolving credit facility agreement.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees.  The reduction in the commitment amount is expected to reduce facility commitment fees by approximately $1 million over the remaining term of the agreement.

The revolving credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at December 31, 2006. Pursuant to the amended and restated credit facility agreement, we must maintain a tangible net worth of $850 million plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since July 1, 2003. Our tangible net worth at December 31, 2006, as calculated pursuant to the terms of the credit facility, was $1,425 million, which is $429 million more than the minimum required under the related credit facility covenant.

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

While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to fund our acquisition and integration of PCS, to meet our obligations under our restructuring programs, and to fund our research and development and capital expenditure plans.   Other acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

Contractual Commitments

As of December 31, 2006 we had contractual obligations as follows (in thousands):

		Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$612,162	$3,728	$1,922	$313	$606,199
Interest payments on long-term debt	841,770	24,193	47,618	47,562	722,397
Capital and operating leases	150,766	26,923	35,383	29,619	58,841
Expected pension and postretirement plan funding	346,139	27,748	61,404	67,228	189,759
Estimated costs to complete construction in progress	20,300	20,300	—	—	—
Acquisition of PCS Business	289,700	289,700	—	—	—
Purchase commitments - Tower	185,000	22,000	58,000	58,000	47,000
Purchase commitments - other	82,000	47,000	35,000	—	—

Total contractual cash obligations	$2,527,837	$461,592	$239,327	$202,722	$1,624,196

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

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102.   Various factors could have a material effect on the amount of future interest payments.  These factors include the facts that substantially all of our debt instruments are convertible into common stock, that the holders of our convertible subordinated notes due 2023 have an option to “put” these notes to us on specified dates, and that interest commitments for our variable-rate exchangeable notes due 2102 are based on the rate prevailing at December 31, 2006.  Commitments for interest payments on long-term debt also include commitment fees under our revolving credit facility, which expires in May 2007.

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

For a further discussion of our pending acquisition, long-term debt, pensions and other postretirement benefits, leases, and purchase commitments, see Notes 2, 6, 11, 13, and 14 to our consolidated financial statements.

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, several new accounting pronouncements became effective in 2006 or will become effective in future periods.  The adoption of these new standards is not expected to have a material effect on our financial position, results of operations, or liquidity.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility. At December 31, 2006 and 2005, there were no amounts outstanding under this facility.  On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.  As of December 31, 2006, 2005, and 2004 we did not have any outstanding interest rate swap or cap agreements. See Note 6 to our consolidated financial statements for components of our long-term debt.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004 and 2006.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, France, Israel and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of December 31, 2006, we did not have any outstanding foreign currency forward exchange contracts.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and has expressed an unqualified opinion on those consolidated financial statements, as stated in their report which is included herein on page F-2. Ernst & Young LLP has also issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  We have also filed with the New York Stock Exchange the most recent Annual Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and financial managers.  The text of this code has been posted on our website.  To view the code, go to our website at ir.vishay.com and click on Corporate Governance. You can obtain a printed copy of this code, free of charge, by contacting us at the following address:

          Corporate Investor Relations
          Vishay Intertechnology, Inc.
          63 Lancaster Avenue
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

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2006, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2006, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2006, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2006, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2006, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2006 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

2.	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

2.1

Master Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc.  and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Canada Limited, International Rectifier Electronic Motion Systems Ltd., IR Germany Holdings GmbH, International Rectifier (India) Limited, International Rectifier Corporation Italiana S.p.A. and Xi’an IR Micro-Electronics Co., Ltd. and certain of the assets of International Rectifier Corporation.  Incorporated by reference to Exhibit 2.1 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.2

Asset Purchase Agreement dated as of November 8, 2006, by and among Vishay Intertechnology, Inc., International Rectifier Corporation, and International Rectifier Southeast Asia Pte, Ltd. with respect to certain assets of International Rectifier’s Power Control Systems Business.  Incorporated by reference to Exhibit 2.2 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.3

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd.  Incorporated by reference to Exhibit 2.3 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.4

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Canada Limited.  Incorporated by reference to Exhibit 2.4 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.5

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of IR Germany Holdings GmbH.  Incorporated by reference to Exhibit 2.5 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.6

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier (India) Limited.  Incorporated by reference to Exhibit 2.6 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.7

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A.  Incorporated by reference to Exhibit 2.3 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

2.8

Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of Xi’an IR Micro-Electronics Co., Ltd.  Incorporated by reference to Exhibit 2.8 to International Rectifier Corporation’s current report on Form 8-K dated November 14, 2006.

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

4.1

Warrant Agreement between Vishay Intertechnology, Inc. and American Stock Transfer & Trust Co., dated December 13, 2002.  Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated December 23, 2002.

4.2	Note Instrument, dated as of December 13, 2002. Incorporated by reference to Exhibit 4.3 to our current report on Form 8-K dated December 23, 2002.

4.3

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

10.5	Consent and Second Amendment to Vishay Intertechnology, Inc. Second Amended and Restated Long Term Revolving Credit Agreement, dated as of August 6, 2004.

10.6	Vishay Intertechnology, Inc. 1997 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

10.7	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

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

10.10

Securities Investment and Registration Rights Agreement by and among Vishay Intertechnology, Inc. and the Original Holders (as defined), dated as of December 13, 2002.  Incorporated by reference to Exhibit 4.4 to our current report on Form 8-K dated December 23, 2002.

10.11

Note Purchase Agreement between Vishay Intertechnology, Inc. and Subscribers (as defined), dated as of December 13, 2002.  Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated December 23, 2002.

10.12

Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002.  Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated December 23, 2002.

10.13

Employment agreement, between Vishay Intertechnology, Inc. and Dr. Felix Zandman.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.14

Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

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

10.17

Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Ziv Shoshani.  Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

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
President and Chief Executive Officer

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Principal Executive Officer:

/s/ Dr. Gerald Paul	President, Chief Executive Officer, and Director	February 27, 2007

Dr. Gerald Paul

Principal Financial and Accounting Officer:

/s/ Richard N. Grubb	Executive Vice President, Treasurer, and Chief Financial Officer	February 27, 2007

Richard N. Grubb

Board of Directors:

/s/ Dr. Felix Zandman	Chairman of the Board of Directors	February 27, 2007

Dr. Felix Zandman

/s/ Marc Zandman	Vice-Chairman of the Board of Directors	February 27, 2007

Marc Zandman

/s/ Philippe Gazeau	Director	February 27, 2007

Philippe Gazeau

/s/ Zvi Grinfas	Director	February 27, 2007

Zvi Grinfas

/s/ Eli Hurvitz	Director	February 27, 2007

Eli Hurvitz

/s/ Abraham Ludomirski	Director	February 27, 2007

Abraham Ludomirski

/s/ Wayne M. Rogers	Director	February 27, 2007

Wayne M. Rogers

/s/ Ziv Shoshani	Director	February 27, 2007

Ziv Shoshani

/s/ Mark I. Solomon	Director	February 27, 2007

Mark I. Solomon

/s/ Thomas C. Wertheimer	Director	February 27, 2007

Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 27, 2007

Ruta Zandman

This page intentionally left blank.

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, in 2006 Vishay Intertechnology, Inc. changed its method of accounting for defined benefit pension and postretirement plans in accordance with guidance provided in Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Vishay Intertechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vishay Intertechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based onthe COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Vishay Intertechnology, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2007

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$671,586	$622,577
Short-term investments	—	9,925
Accounts receivable, net of allowances for doubtful accounts of $7,017 and $9,643, respectively	351,656	350,850
Inventories:
Finished goods	163,576	149,709
Work in process	194,734	181,125
Raw materials	178,543	157,036
Deferred income taxes	38,368	39,115
Prepaid expenses and other current assets	128,784	96,295

Total current assets	1,727,247	1,606,632
Property and equipment, at cost:
Land	94,803	92,650
Buildings and improvements	441,659	406,798
Machinery and equipment	1,818,660	1,684,736
Construction in progress	85,288	67,229
Allowance for depreciation	(1,316,045)	(1,160,821)

	1,124,365	1,090,592
Goodwill	1,463,992	1,434,901
Other intangible assets, net	168,263	174,220
Other assets	208,029	221,246

Total assets	$4,691,896	$4,527,591

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2006	December 31, 2005

Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$526	$3,473
Trade accounts payable	145,919	142,709
Payroll and related expenses	132,922	118,814
Other accrued expenses	203,986	173,982
Income taxes	47,333	29,655
Current portion of long-term debt	3,728	1,533

Total current liabilities	534,414	470,166
Long-term debt less current portion	608,434	751,553
Deferred income taxes	15,923	27,091
Deferred grant income	5,732	11,896
Other liabilities	155,963	149,938
Accrued pension and other postretirement costs	285,823	256,986
Minority interest	4,794	4,109
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 170,104,812 and 169,461,961 shares outstanding after deducting 274,173 shares in treasury	17,010	16,946
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 14,358,361 and 14,679,440 shares outstanding after deducting 279,453 shares in treasury	1,436	1,468
Capital in excess of par value	2,229,972	2,225,966
Retained earnings	796,902	657,166
Unearned compensation	—	(95)
Accumulated other comprehensive income (loss)	35,493	(45,599)

	3,080,813	2,855,852

	$4,691,896	$4,527,591

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,

	2006	2005	2004

Net revenues	$2,581,477	$2,296,521	$2,414,654
Costs of products sold	1,916,658	1,769,978	1,842,080
Loss (gain) on purchase commitments	5,687	(963)	16,613

Gross profit	659,132	527,506	555,961
Selling, general, and administrative expenses	403,999	376,912	386,346
Siliconix transaction-related expenses	—	3,751	—
Purchased in-process research and development	—	9,694	1,500
Restructuring and severance costs	40,220	29,772	47,250
Asset write-downs	6,685	11,416	27,296

Operating income	208,228	95,961	93,569
Other income (expense):
Interest expense	(32,215)	(33,590)	(34,252)
Loss on early extinguishment of debt	(2,854)	—	—
Other	18,391	15,401	10,700

	(16,678)	(18,189)	(23,552)

Earnings before taxes and minority interest	191,550	77,772	70,017
Income tax provision	50,836	11,737	13,729
Minority interest	978	3,761	11,592

Net earnings	$139,736	$62,274	$44,696

Basic earnings per share	$0.76	$0.35	$0.27
Diluted earnings per share	$0.73	$0.34	$0.27
Weighted average shares outstanding - basic	184,400	177,606	163,701
Weighted average shares outstanding - diluted	210,316	189,321	165,938

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,

	2006	2005	2004

Operating activities
Net earnings	$139,736	$62,274	$44,696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	196,963	188,900	202,580
(Gain) loss on disposal of property and equipment	(972)	202	1,697
Minority interest in net earnings of consolidated subsidiaries	978	3,761	11,592
Purchased in-process research and development	—	9,694	1,500
Accretion of interest on convertible debentures	1,700	3,997	5,138
Write-downs of tantalum and palladium inventories	9,602	—	400
Inventory write-offs for obsolescence	27,773	25,826	32,226
Changes in purchase commitment liability	(19,741)	(45,241)	(24,890)
Pensions and other postretirement benefits	27,978	26,399	23,394
Loss on early extinguishment of debt	2,854	—	—
Asset write-downs	6,685	11,416	27,296
Deferred grant income	(6,041)	(6,914)	(8,936)
Deferred income taxes	9,249	(2,173)	51
Prepayment to Tower Semiconductor	—	—	(20,000)
Other	2,334	(31,079)	(22,289)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	18,662	(13,454)	30,526
Inventories	(66,922)	(28,238)	(35,292)
Prepaid expenses and other current assets	(34,955)	41,509	17,328
Accounts payable	(3,496)	13,072	(30,280)
Other current liabilities	37,079	(57,077)	(23,653)

Net cash provided by operating activities	349,466	202,874	233,084

Investing activities
Capital expenditures	(183,298)	(136,714)	(158,627)
Proceeds from sale of property and equipment	9,053	14,379	10,446
Proceeds from sale of AeroGo	750	1,751	—
Redemption (purchase) of short-term investments	9,925	(9,925)	—
Purchase of software license	—	—	(4,500)
Purchase of businesses, net of cash acquired	(14,989)	(26,371)	(24,892)

Net cash used in investing activities	(178,559)	(156,880)	(177,573)

Financing activities
Proceeds from long-term borrowings, net of issuance costs	75	—	87
Principal payments on long-term debt and capital leases	(152,973)	(8,905)	(3,351)
Net (payments) borrowings on revolving credit lines	(46)	(11,000)	11,000
Net changes in short-term borrowings	(2,948)	(2,434)	(13,700)
Stock issuance costs	—	—	(163)
Proceeds from stock options exercised	3,327	401	9,185

Net cash (used in) provided by financing activities	(152,565)	(21,938)	3,058
Effect of exchange rate changes on cash and cash equivalents	30,667	(34,179)	18,591

Increase (decrease) in cash and cash equivalents	49,009	(10,123)	77,160
Cash and cash equivalents at beginning of year	622,577	632,700	555,540

Cash and cash equivalents at end of year	$671,586	$622,577	$632,700

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2003	$14,467	$1,538	$1,918,785	$550,196	$(306)	$29,354	$2,514,034
Net earnings	—	—	—	44,696	—	—	44,696
Foreign currency translation adjustment	—	—	—	—	—	85,549	85,549
Minimum pension liability adjustment	—	—	—	—	—	20,150	20,150
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(1,321)	(1,321)

Comprehensive income							149,074

Stock issued (2,000 shares)	—	—	31	—	(31)	—	—
Stock issued for LYONs repurchase (5,534,905 shares), net of issuance costs	553	—	98,843	—	—	—	99,396
Fair value of phantom stock unit grants	—	—	561	—	—	—	561
Stock options exercised (515,204 shares)	52	—	9,033	—	—	—	9,085
Tax effects relating to stock plan	—	—	100	—	—	—	100
Options issued – RFWaves acquisition	—	—	900	—	—	—	900
Conversions from Class B to common (702,856 shares)	70	(70)	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	185	—	185

Balance at December 31, 2004	$15,142	$1,468	$2,028,253	$594,892	$(152)	$133,732	$2,773,335
Net earnings	—	—	—	62,274	—	—	62,274
Foreign currency translation adjustment	—	—	—	—	—	(104,262)	(104,262)
Minimum pension liability adjustment	—	—	—	—	—	(75,319)	(75,319)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	250	250

Comprehensive loss							(117,057)

Stock issued (4,978 shares)	—	—	59	—	(59)	—	—
Stock issued for Siliconix acquisition (17,985,476 shares)	1,799	—	196,761	—	—	—	198,560
Fair value of phantom stock unit grants	—	—	497	—	—	—	497
Stock options exercised (48,931 shares)	5	—	273	—	—	—	278
Tax effects relating to stock plan	—	—	123	—	—	—	123
Cancellation of shares (982 shares)	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	116	—	116

Balance at December 31, 2005	$16,946	$1,468	$2,225,966	$657,166	$(95)	$(45,599)	$2,855,852

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2005	$16,946	$1,468	$2,225,966	$657,166	$(95)	$(45,599)	$2,855,852
Net earnings	—	—	—	139,736	—	—	139,736
Foreign currency translation adjustment	—	—	—	—	—	89,310	89,310
Minimum pension liability adjustment	—	—	—	—	—	10,683	10,683
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	92	92

Comprehensive income							239,821

Phantom and restricted stock issuances (18,727 shares)	2	—	(2)	—	—	—	—
Fair value of phantom stock unit grants	—	—	348	—	—	—	348
Stock options exercised (303,045 shares)	30	—	2,827	—	—	—	2,857
Adjustment to initially apply SFAS No. 123-R	—	—	(95)	—	95	—	—
Stock compensation expense	—	—	458	—	—	—	458
Tax effects relating to stock plan	—	—	470	—	—	—	470
Conversions from Class B to common (321,079 shares)	32	(32)	—	—	—	—	—
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	(18,993)	(18,993)

Balance at December 31, 2006	$17,010	$1,436	$2,229,972	$796,902	$—	$35,493	$3,080,813

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

Revenue Recognition

The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable.  For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.  The Company historically has had agreements with distributors that provided limited rights of product return.  The Company has modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a “scrap allowance.”   Consistent with industry practice, the Company also has a “stock, ship and debit” program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.

The Company records a reduction of revenue during each period, and records a related accrued expense for the period, based upon its estimate of product returns, scrap allowances, “stock, ship and debit” credits, and price protection credits that will be attributable to sales recorded through the end of the period.  The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs.  While the Company utilizes a number of different methodologies to estimate the accruals, all of the methodologies take into account sales levels to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  These procedures require the exercise of significant judgments.  The Company believes that it has a reasonable basis to estimate future credits under the programs.

Note 1 – Summary of Significant Accounting Policies (continued)

Royalty revenues, included in net revenues on the consolidated statements of operations, were $7,595,000, $4,916,000, and $1,078,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.  Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property.  Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred.  The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $52,077,000, $48,634,000, and $51,008,000, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $6,041,000, $6,914,000, and $8,936,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Grants receivable of $1,652,000 and $3,336,000 are included in other current assets at December 31, 2006 and 2005, respectively. Deferred grant income was $5,732,000 and $11,896,000 at December 31, 2006 and 2005, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws or other factors.  If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased resulting in increased tax expense.  Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released resulting in decreased tax expense.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with maturities greater than three months are classified as short-term investments.

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Bad debt expense was $1,550,000, $1,929,000, and $3,444,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service.  The estimated cost to complete construction in progress at December 31, 2006 was approximately $20.3 million.  Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $181,552,000, $174,439,000, and $191,132,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently if there are triggering events.  The Company has assigned an indefinite useful life to most of its tradenames.

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven to twenty-five years.  Capitalized software is being amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations.  Customer relationships are being amortized over useful lives of ten to fifteen years.  Noncompete agreements are being amortized over periods of ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year.  It was determined that no impairment existed based on the annual impairment tests for 2006, 2005, and 2004.

The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.  The annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year.  It was determined that no impairment existed based on the annual impairment tests for 2006, 2005, and 2004.

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

Available-for-Sale Securities

Other assets includes investments in marketable securities which are classified as available-for-sale.  These assets are held in trust related to the Company’s non-qualified pension and deferred compensation plans.  See Note 11.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders’ equity until sold.  At the time of sale, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments.  At December 31, 2006 and 2005, the Company had no outstanding derivative instruments.

The Company reports derivative instruments on the consolidated balance sheet at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and the ineffective portion, if any, is reported in net earnings (loss).  Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

The Company has in the past used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing exposure to market rate fluctuations.  The Company has also in the past used financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies.  The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.

Other financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and notes payable.  The carrying amounts of these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 1 – Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment.  SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The application of SFAS No. 123-R did not have a material impact on the Company’s net earnings, basic and diluted earnings per share, financial position, or cash flows for the year ended December 31, 2006.

Pursuant to SFAS No. 123-R, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.  Vishay is applying the modified prospective transition method to account for its employee stock options.  Under the modified prospective transition method, the fair value of new and previously granted but unvested equity awards is recognized as compensation expense in the statement of operations, and prior period results are not restated.

As a result of the application of SFAS No. 123-R, for the year ended December 31, 2006, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options that had not vested as of the date of adoption of $383,000.   The adoption of SFAS No. 123-R did not affect the stock-based compensation associated with the Company’s phantom stock units, which were already based on the market price of the stock at the date of grant.   The Company recorded pretax compensation expense of $348,000 equal to the fair value of phantom stock units granted in 2006. The adoption of SFAS No. 123-R also did not affect the stock-based compensation associated with the Company’s restricted stock grants, which were already based on the market price of the stock at the date of grant and recognized over the service period.   The Company recorded pretax compensation expense of $75,000 during 2006 related to amortization of restricted stock that had not vested as of the date of adoption.  The adoption of SFAS No. 123-R did, however, impact the balance sheet presentation of restricted stock grants.  The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par  value concurrent with the adoption of SFAS No. 123-R.

Note 1 – Summary of Significant Accounting Policies (continued)

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

	Years ended December 31,

	2005	2004

Net income, as reported	$62,274	$44,696
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	323	365
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(788)	(1,385)

Pro forma net income	$61,809	$43,676

Earnings per share:
Basic, as reported	$0.35	$0.27

Basic, pro forma	$0.35	$0.27

Diluted, as reported	$0.34	$0.27

Diluted, pro forma	$0.34	$0.26

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below.  Options granted in 2006, 2005, and 2004 had a weighted average fair value of $6.74, $5.30, and $7.11, respectively, and an exercise price equal to the market value.

	2006 Grants	2005 Grants	2004 Grants

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	4.2%	3.4%
Expected volatility	54.3%	56.1%	59.1%
Expected life (in years)	4.5	4.5	4.5

As described in Note 2, the Company granted 120,000 options as part of an acquisition made in 2004.  These option grants are not considered stock-based compensation.

See also Note 12.

Note 1 – Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site.  Accrued liabilities for environmental matters recorded at December 31, 2006 and 2005 do not include claims against third parties.

New Accounting Pronouncements

Pronouncements Adopted in 2006

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Vishay adopted this standard effective January 1, 2006.  The provisions of this statement are to be applied prospectively.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

As described above and in Note 12, Vishay adopted SFAS No. 123-R, Share-Based Payment, effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements of the accounting for and reporting of a change in accounting principle.  This statement also provides guidance on the accounting for and reporting of error corrections. Vishay adopted this standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

As described in Note 11, Vishay adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

Note 1 – Summary of Significant Accounting Policies (continued)

Pronouncements Yet to be Adopted

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and Vishay will adopt FIN 48 effective January 1, 2007.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption.  Based on a preliminary evaluation of this new interpretation, the Company expects that the cumulative adjustment to retained earnings will be immaterial.  This evaluation is subject to revision as management completes its analysis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after December 31, 2007, and Vishay will adopt SFAS No. 157 on January 1, 2008.  We have not yet determined the impact on our financial statements, if any, that will result from the adoption of SFAS No. 157.

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

In pricing an acquisition, the Company focuses primarily on the target’s revenues and customer base, the strategic fit of the target’s product line with the Company’s existing product offerings, opportunities for cost cutting and integration with the Company’s existing operations and production, and other post-acquisition synergies, rather than on the target’s assets, such as its property, equipment and inventory.  As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

Also as part of its growth strategy, the Company seeks to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

Year ended December 31, 2006

Effective July 31, 2006, the Company acquired all of the outstanding capital stock of Phoenix do Brasil Ltda., a manufacturer of resistors, and its related sales affiliates, for approximately $17.5 million.  For financial reporting purposes, the results of operations for this business have been included in the Passive Components segment from July 31, 2006.   The inclusion of this business did not have a material impact on consolidated results for the third fiscal quarter of 2006.  After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $5.5 million related to this acquisition.  A portion of the goodwill associated with this transaction is deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles. This preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

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

On October 11, 2005, Vishay sold AeroGo, Inc., SI Technologies’ subsidiary engaged in the design, manufacture, and marketing of industrial automation products, for $4,888,000.  The purchase price consisted of $1,000,000 of cash and promissory notes.  No gain or loss was recognized on the sale of AeroGo.

The results of operations of SI Technologies are included in the results of the Passive Components segment from April 28, 2005.  After allocating the purchase price to the assets acquired and the liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $11,811,000 related to this acquisition.  The goodwill associated with this acquisition is not deductible for income tax purposes.  The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles.

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

Note 2 – Acquisitions (continued)

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

The acquisition of the Siliconix minority interest has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the cost to acquire the Siliconix minority interest in excess of its carrying value has been allocated on a pro rata basis, as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

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

The tradenames will not be subject to amortization, but will be tested at least annually for impairment.  The completed technology will be amortized over a weighted average useful life of 15 years.  The customer relationships will be amortized over a ten year useful life.  The other intangible assets were amortized over one year.

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

Note 2 – Acquisitions (continued)

Other niche acquisitions

In the fourth quarter of 2005, the Company completed two niche acquisitions.  On October 24, 2005, the Company acquired the assets of CyOptics Israel, Ltd.  These assets were integrated into a wholly-owned subsidiary of Vishay in Israel and are intended to be used primarily for research and development purposes.  On November 30, 2005, the Company acquired Alpha Electronics K.K., a Japanese manufacturer of foil resistors.  The results of operations of Alpha Electronics K.K. are included in the results of the Passive Components segment from November 30, 2005.  The purchase price for these two acquisitions was approximately $11 million, plus assumption of debt of approximately $8 million.  After allocating the purchase price to the assets acquired and the liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $2.6 million.  The goodwill associated with these transactions is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  The inclusion of these entities did not have a material impact on consolidated results for the year ended December 31, 2005.

A charge of $493,000 was recorded in the fourth quarter of 2005 related to the value of the acquired in-process research and development.

Concurrent with the acquisition of Alpha Electronics K.K., the Company entered into noncompete agreements with several directors, employees, and former employees of Alpha Electronics K.K.  These noncompete agreements have terms of ten years.  The noncompete agreements are valued at approximately $5.5 million and are being amortized over the ten year term of the agreements.

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

Note 2 – Acquisitions (continued)

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the 2005 acquisitions had occurred at the beginning of each period presented (in thousands, except per share amounts):

	Years ended December 31,

	2005	2004

Pro forma net revenues	$2,319,685	$2,465,256
Pro forma net earnings	$61,862	$49,900
Pro forma earnings per share - basic	$0.34	$0.27
Pro forma earnings per share - diluted	$0.33	$0.27

The pro forma information reflects adjustments to depreciation based on the fair value of property and equipment acquired, adjustments to amortization based on the fair value of intangible assets, elimination of the minority interest in net earnings related to Siliconix, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Pending Acquisition

On November 8, 2006, Vishay entered definitive agreements to acquire the Power Control Systems (“PCS”) business of International Rectifier Corporation for $289.7 million in cash.  The purchase price is subject to adjustment for cash and net working capital as of the closing date.  PCS business products include certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, and automotive modules and assemblies.  This transaction broadens Vishay’s product lines and will provide Vishay with a new platform to integrate our passive components into certain acquired modules, creating a new product line through the synergy of passive and semiconductor components.

Vishay will acquire all of the outstanding stock of six International Rectifier subsidiaries engaged in the conduct the PCS business.  Vishay will also acquire certain assets of International Rectifier used in connection with the PCS business, principally intellectual property, inventory and equipment.

The agreement provides that, for a period of seven years after the closing, International Rectifier and its affiliates will not engage in the PCS business anywhere in the world, subject to certain specified product exceptions.

At the closing of the transaction, Vishay and International Rectifier will enter into four license agreements.  Pursuant to these agreements, International Rectifier will license to Vishay certain of its patents and technology related to the PCS business on a non-exclusive, perpetual and royalty-free basis; International Rectifier will license to Vishay certain of its trademarks for specified periods of up to two years after closing; and Vishay will license back to International Rectifier patents and technology relating to the PCS business purchased by Vishay in the transaction, on a non-exclusive, perpetual and royalty-free basis.   International Rectifier’s use of the license back is subject to the non-competition arrangements described above.

Vishay and International Rectifier also entered into a transition services agreement, and, at closing, will enter into a transition products services agreement relating to the provision by International Rectifier to Vishay of certain wafer and packaging services; an insulated gate bipolar transistor (“IGBT”) auto die supply agreement relating to the provision of certain die and other products by International Rectifier to Vishay; and a transition buyback agreement relating to the provision of certain die products by Vishay to International Rectifier.

Vishay and International Rectifier have mutually agreed to a closing by April 1, 2007.  The agreements are subject to customary closing conditions.

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Semiconductors	Passive Components	Total

Balance at December 31, 2004	$852,544	$582,577	$1,435,121
Goodwill acquired during the year	43,123	13,332	56,455
Purchase price allocation adjustments	(22,115)	(1,746)	(23,861)
Currency translation adjustments	(8,983)	(23,831)	(32,814)

Balance at December 31, 2005	864,569	570,332	1,434,901
Goodwill acquired during the year	—	5,506	5,506
Purchase price allocation adjustments	—	1,074	1,074
Currency translation adjustments	6,019	16,492	22,511

Balance at December 31, 2006	$870,588	$593,404	$1,463,992

Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes.  Goodwill allocated to the Other Passives reporting unit at December 31, 2006 and 2005 was $543,762,000 and $522,814,000, respectively.  Goodwill allocated to the Measurements Group reporting unit at December 31, 2006 and 2005 was $49,642,000 and $47,518,000, respectively.

Purchase price allocation adjustments recorded in 2005 are attributable to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting.  Purchase price allocation adjustments recorded in 2006 are attributable to the finalization of the purchase accounting for 2005 acquisitions and to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting.

Note 3 – Goodwill and Other Intangible Assets (continued)

Other intangible assets were as follows (in thousands):

	December 31,

	2006	2005

Intangible Assets Subject to Amortization
(Definite Lived):
Patents and acquired technology	$94,687	$91,230
Capitalized software	40,269	38,611
Customer relationships	23,146	19,906
Other	7,617	9,045

	165,719	158,792

Accumulated amortization:
Patents and acquired technology	(42,781)	(32,299)
Capitalized software	(30,201)	(27,546)
Customer relationships	(3,377)	(1,019)
Other	(947)	(1,164)

	(77,306)	(62,028)

Net Intangible Assets Subject to Amortization	88,413	96,764
Intangible Assets Not Subject to Amortization
(Indefinite Lived):
Tradenames	79,850	77,456

	$168,263	$174,220

Other definite lived intangible assets are comprised of noncompete agreements, acquired backlog, and certain tradenames.  Amortization expense (excluding capitalized software) was $12,920,000, $11,954,000, and $9,052,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2007	$12,270
2008	12,270
2009	11,127
2010	11,127
2011	9,079

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees.   Restructuring and severance costs include one-time exit costs recognized pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance benefits pursuant to an on-going benefit arrangement recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits ,  and related pension curtailment and settlement charges recognized pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits . Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination.  Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.  Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

Year ended December 31, 2006

The Company recorded restructuring and severance costs of $40,220,000 during the year ended December 31, 2006.   Restructuring of European and Asian operations included $34,136,000 of employee termination costs related to 813 technical, production, administrative, and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Portugal, Hungary, the Philippines, the Republic of China (Taiwan), Japan, India, Malaysia, and the People’s Republic of China.  Another $927,000 of severance costs relates to termination costs of 98 technical, production, administrative, and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $562,000 related to 52 employees in the Republic of China (Taiwan). The Company also incurred $5,157,000 of other exit costs during the year ended December 31, 2006, principally to consolidate operations in Germany, Brazil, Japan, the United States and Hungary.   The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $6,685,000 related to these restructuring programs during the year ended December 31, 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.  Asset write-downs also included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.   These buildings, which have a carrying value of $5,163,000, have been reclassified to “other assets” as assets held-for-sale.

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$35,063	$5,157	$40,220	911
Utilized	(11,230)	(1,858)	(13,088)	(488)
Foreign currency translation	707	121	828	—

Balance at December 31, 2006	$24,540	$3,420	$27,960	423

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2007.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Year ended December 31, 2005

The Company recorded restructuring and severance costs of $29,772,000 during the year ended December 31, 2005.  Restructuring of European and Asian operations included $24,825,000 of employee termination costs covering 906 technical, production, administrative, and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland and Hungary.  Included in employee termination costs is a pension settlement charge of $3,255,000 related to 194 employees in the Republic of China (Taiwan).  The remaining $3,910,000 of severance costs relates to termination costs of 159 technical, production, administrative, and support employees and three executives in the United States.  The Company also incurred $1,037,000 of other exit costs.  These costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

The Company also recorded asset write-downs of $11,416,000 related to these restructuring programs.  Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.  These buildings, which have a carrying value of $9,500,000, were reclassified to “other assets” as assets held-for-sale at December 31, 2005.  Additionally, these charges included the write-down to salvage value of certain equipment which the Company has determined will not be used at other Vishay locations subsequent to the execution of its restructuring plans.

At December 31, 2005, approximately $10.5 million of costs were accrued related to these programs, most of which was paid in 2006.  At December 31, 2006, approximately $1.8 million of these costs remain accrued related to these programs.

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

During the year ended December 31, 2004, the Company decided to close its Colmar, France small-signal diode assembly facility and transfer all production to lower-labor-cost regions.  The Colmar facility was acquired as part of Vishay’s acquisition of General Semiconductor, Inc. in November 2001.  Substantially all equipment from the Colmar facility has been transferred to other Vishay locations, and remaining equipment that was not anticipated to be transferred was written off in 2004.  The building was sold in 2006.

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

At December 31, 2005, approximately $2.7 million of these costs were accrued, substantially all of which was paid as of December 31, 2006.

Note 5 – Income Taxes

Earnings (loss) before income taxes and minority interest consists of the following components (in thousands):

	Years ended December 31,

	2006	2005	2004

Domestic	$(782)	$(26,505)	$(3,507)
Foreign	192,332	104,277	73,524

	$191,550	$77,772	$70,017

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,

	2006	2005	2004

Current:
Federal	$1,304	$1,089	$39
State and local	971	578	1,097
Foreign	39,312	12,243	12,542

	41,587	13,910	13,678

Deferred:
Federal	1,517	(6,415)	(2,472)
State and local	811	(2,833)	(1,991)
Foreign	6,921	7,075	4,514

	9,249	(2,173)	51

Total income tax expense	$50,836	$11,737	$13,729

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2006	2005

Deferred tax assets:
Pension and other retiree obligations	$67,003	$55,615
Inventories	14,842	19,547
Net operating loss carryforwards	179,612	181,490
Tax credit carryforwards	21,956	20,648
Other accruals and reserves	55,946	32,495

Total gross deferred tax assets	339,359	309,795
Less valuation allowance	(173,224)	(145,021)

	166,135	164,774
Deferred tax liabilities:
Tax over book depreciation	41,684	50,368
Tax deductible goodwill	26,502	23,303
Intangible assets other than goodwill	24,713	25,202
Other - net	13,528	14,641

Total gross deferred tax liabilities	106,427	113,514

Net deferred tax assets	$59,708	$51,260

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses).  In accordance with SFAS No. 109, the carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,

	2006	2005	2004

Tax at statutory rate	$67,042	$27,220	$24,506
State income taxes, net of U.S. federal tax benefit	1,125	(1,466)	(598)
Effect of foreign operations	(19,139)	(15,940)	(1,446)
Settlement of tax audits	1,756	(39,211)	(10,550)
Dividend repatriation	—	37,338	—
Purchased research and development	—	2,024	525
Effect of statutory rate change on deferred taxes	—	—	2,455
Other	52	1,772	(1,163)

Total income tax expense	$50,836	$11,737	$13,729

Note 5 – Income Taxes (continued)

At December 31, 2006, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires

Austria	$13,126	No expiration
Belgium	164,292	No expiration
France	37,884	No expiration
Germany	39,417	No expiration
Israel	190,785	No expiration
Netherlands	93,838	No expiration
United States	100,713	2023 – 2024

Approximately $159,516,000 of the carryforwards in Austria, Belgium, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Valuation allowances of $49,899,000 and $45,238,000, as of December 31, 2006 and 2005, respectively, have been recorded through goodwill for these acquired net operating losses.  If tax benefits are recognized in the future for utilization of these acquired net operating losses, the benefits of such loss utilization will be recorded as a reduction to goodwill.  In 2006 and 2005, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $249,000 and $1,746,000, respectively.

At December 31, 2006, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires

Federal Alternative Minimum Tax	$14,371	No expiration
California Investment Credit	2,965	2007 – 2010
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

At December 31, 2006, no provision has been made for U.S. federal and state income taxes on approximately $1,173,130,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

Income taxes paid, net of amounts refunded, were $42,175,000, $13,646,000, and $3,780,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Significant judgment is required in evaluating the Company’s tax positions.  The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and that those positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation.  These accruals are based on management’s best estimate of potential tax exposures.  When particular matters arise, a number of years may elapse before such matters are audited and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.  During 2004 and 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of the Company’s application for tax incentives in certain jurisdictions.   During 2006, certain matters were resolved unfavorably, which required the Company to make tax payments.  As of December 31, 2006, the Company’s tax returns in several jurisdictions are under examination.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,

	2006	2005

Convertible subordinated notes, due 2023	$500,000	$500,000
Liquid Yield OptionTM Notes, due 2021	—	136,210
Exchangeable unsecured notes, due 2102	105,000	105,000
Revolving credit facility	—	—
Other debt	7,162	11,876

	612,162	753,086
Less current portion	3,728	1,533

	$608,434	$751,553

Convertible subordinated notes, due 2023

In 2003, the Company sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023.  The notes pay interest semiannually.

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur.  None of these conditions had occurred as of December 31, 2006.  The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes (an aggregate of 23,496,250 shares).

The notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness and are effectively subordinated to all existing and future liabilities of its subsidiaries. The notes may be redeemed at the Company’s option beginning August 1, 2010 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Holders of the notes have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013, and August 1, 2018.  In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change.  On any required repurchase, the Company may choose to pay the purchase price in cash, shares of Vishay common stock, or a combination of both.

Liquid Yield Option™ Notes, due 2021

On June 4, 2001, the Company completed a private placement of Liquid Yield Option™ Notes (“LYONs”) due 2021. Each LYON had a $1,000 face amount and was offered at a price of $551.26 (55.126% of the principal amount at maturity).  The issue price of each LYON represented a yield to maturity of 3.00%, excluding any contingent interest that would have been payable under certain circumstances.

At any time on or before the maturity date, the LYONs were convertible into Vishay common stock at a rate of 17.6686 shares of common stock per $1,000 principal amount at maturity.   The holders of the LYONs had the option to require the Company to purchase all or a portion of their LYONs on various dates at their accreted value on those dates.  Pursuant to the terms of the notes, the Company could choose to pay the purchase price in cash, Vishay common stock, or a combination of both.

Note 6 – Long-Term Debt (continued)

The holders of the LYONs had the option to require the Company to purchase all or a portion of their LYONs on June 4, 2004 at their accreted value of $602.77 per $1,000 principal amount at maturity.  The Company elected to pay the purchase price for the notes on the June 4, 2004 purchase date in shares of common stock.  Each holder of LYONs that exercised the option received 32.6669 shares per $1,000 principal amount at maturity, determined by dividing the total amount of cash the holder would have been entitled to receive had the purchase price been paid in cash by the average market price of a share of common stock for the five day trading period ending on the third business day prior to the purchase date, which was the period from May 25, 2004 to and including June 1, 2004.  This average market price was $18.452.

Holders of $169,435,000 principal amount at maturity ($102,130,000 accreted principal amount) exercised their option on June 4, 2004.  The Company issued 5,534,905 shares of common stock.   The transaction resulted in a non-cash charge to equity of $2,540,000 for the write-off of a portion of unamortized debt issuance costs associated with the 2001 issuance of the LYONs.

The holders of the remaining LYONs had the option to require the Company to repurchase all or a portion of their LYONs on June 4, 2006 at their accreted value of $639.76 per $1,000 principal amount at maturity.   All holders of the LYONs exercised their option to require the Company to repurchase their LYONs.  The Company paid $137,910,000 to the holders of the LYONs on the June 4, 2006 purchase date.

As a result of the early extinguishment of the LYONs, in 2006, the Company recognized a pretax, non-cash write-off of unamortized debt issuance costs associated with the 2001 issuance of the LYONs totaling $2,854,000.

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

Revolving credit facility

In 2003, the Company entered into a secured revolving credit facility with a consortium of lenders, which expires in May 2007.  At December 31, 2005, the maximum commitment under the revolving credit facility was $400 million.

In light of its current liquidity, Vishay unilaterally reduced the amount available under the revolving credit facility by half, to $200 million, effective March 16, 2006.  The option to unilaterally reduce the amount of the commitment was included in the original revolving credit facility agreement.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees.  The reduction in the commitment amount is expected to reduce commitment fees by approximately $1 million over the remaining term of the agreement.  No amounts were outstanding under the revolving credit facility at December 31, 2006 and 2005.  Letters of credit totaling $6,561,000 and $7,302,000 were issued under the revolving credit facility at December 31, 2006 and 2005, respectively.  At December 31, 2006, $193,439,000 was available under the credit facility.

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

The revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.  The Company was in compliance with all covenants at December 31, 2006.

The Company is presently negotiating an extension of this facility agreement.

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2007	$3,728
2008	1,284
2009	638
2010	246
2011	67
Thereafter	606,199

As described above, the convertible subordinated notes, due by their terms in 2023, may be put to the Company in 2008 at an aggregate price of $500 million.

At December 31, 2006, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $56.7 million, of which approximately $56.1 million was unused. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2006 and 2005 was 6.0% and 5.1%, respectively.

At December 31, 2006, the Company had letters of credit totaling approximately $1.3 million in addition to letters of credit issued under the revolving credit facility.

Interest paid was $29,513,000, $31,950,000, and $26,902,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The fair value of the long-term debt at December 31, 2006 is approximately $615,912,000, as compared to its carrying value of $612,162,000.  The fair value of long-term debt was estimated based on trading prices and market prices of debt with similar terms and features.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  The Company’s revolving credit facility currently prohibits the payment of cash dividends (see Note 6).  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2006, the Company had repurchased 248,500 shares.  No shares have been repurchased since 2001.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents.  Of these warrants, 7,000,000 have an exercise price of $20.00 per share, and 1,823,529 have an exercise price of $30.30 per share.  These warrants expire in December 2012.

At December 31, 2006, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	6,706,000
Common stock options available to grant	1,378,000
Employee stock plans	305,126
Common stock warrants	8,823,529
Phantom stock outstanding	75,000
Phantom stock available to grant	215,000
Exchangeable unsecured notes, due 2102	6,176,471
Convertible subordinated notes, due 2023	23,496,250
Conversion of Class B common stock	14,358,361

61,533,737

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,

	2006	2005	2004

Foreign exchange (loss) gain	$(6,490)	$731	$(2,310)
Interest income	22,401	13,880	8,702
Dividend income	261	342	490
Gain (loss) on disposal of property and equipment	972	(202)	(1,697)
Incentive from Chinese government	—	703	2,377
Favorable settlement of note receivable	—	—	3,100
Other	1,247	(53)	38

	$18,391	$15,401	$10,700

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,

	2006	2005

Restructuring	$29,960	$13,545
Sales returns and allowances	32,576	40,161
Accrued loss on tantalum purchase commitment - current portion	—	19,741
Goods received, not yet invoiced	37,372	29,065
Other	104,078	71,470

	$203,986	$173,982

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance

December 31, 2004
Minimum pension liability adjustment	$(31,908)	$33,139	$(12,989)	$20,150	$(11,758)
Currency translation adjustment	59,640	85,549	—	85,549	145,189
Unrealized gain on available-for-sale securities	1,622	574	(201)	373	1,995
Reclassification adjustment for amounts realized	—	(2,606)	912	(1,694)	(1,694)

	$29,354	$116,656	$(12,278)	$104,378	$133,732

December 31, 2005
Minimum pension liability adjustment	$(11,758)	$(84,006)	$8,687	$(75,319)	$(87,077)
Currency translation adjustment	145,189	(104,262)	—	(104,262)	40,927
Unrealized gain on available-for-sale securities	301	384	(134)	250	551

	$133,732	$(187,884)	$8,553	$(179,331)	$(45,599)

December 31, 2006
Minimum pension liability adjustment	$(87,077)	$8,687	$1,996	$10,683	$(76,394)
Adjustment to initially apply SFAS No. 158, net of tax					(18,993)
Currency translation adjustment	40,927	89,310	—	89,310	130,237
Unrealized gain on available-for-sale securities	551	141	(49)	92	643

	$(45,599)	$98,138	$1,947	$100,085	$35,493

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

As described in Note 11, the Company adopted SFAS No. 158 as of December 31, 2006.  The adjustment to initially apply SFAS No. 158 is recorded as an adjustment to the ending balance of accumulated other comprehensive loss and is not included in other comprehensive income for the year ended December 31, 2006.

At December 31, 2006 and 2005, the Company had valuation allowances of $25,140,000 and $22,829,000, respectively, against the deferred tax effect of equity adjustments related to pension and other postretirement benefits.

Note 11 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.  In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132-R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.  SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet.  The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax.  Vishay has adopted SFAS No. 158 effective December 31, 2006.

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans (in thousands):

	December 31,

	2006	2005

Included in “Other Assets”:
U.S. pension plans	$749	$4,675
Foreign pension plans	785	263

Total included in other assets	$1,534	$4,938

Accrued pension and other postretirement costs:
U.S. pension plans	$(35,231)	$(40,329)
Non-U.S. pension plans	(210,186)	(176,069)
U.S. other postretirement plans	(19,915)	(19,910)
Non-U.S. other postretirement plans	(8,806)	(8,009)
Other retirement obligations	(11,685)	(12,669)

Total accrued pension and other postretirement costs	$(285,823)	$(256,986)

Accumulated other comprehensive loss:
U.S. pension plans	$61,499	$71,546
Non-U.S. pension plans	51,547	32,171
U.S. other postretirement plans	(345)	—

Total accumulated other comprehensive loss*	$112,701	$103,717

* - Amounts included in accumulated other comprehensive loss are presented in this table pretax.

The following table shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other assets	$202,005	$6,024	$208,029

Total assets	$4,685,872	$6,024	$4,691,896

Accrued pension and other postretirement costs	$260,806	$25,017	$285,823
Accumulated other comprehensive income (loss)	54,486	(18,993)	35,493

Total liabilities and stockholders’ equity	$4,685,872	$6,024	$4,691,896

Note 11 – Pensions and Other Postretirement Benefits (continued)

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

The Company also maintains pension plans which provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code.  These non-qualified plans include both contributory and non-contributory plans, and are considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under one of these plans.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.   Assets held in trust related to the non-qualified pension plan at December 31, 2006 and 2005 were approximately $12 million and $11 million, respectively.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$287,656	$256,249	$251,814	$262,766
Service cost (adjusted for actual employee contributions)	4,856	5,102	4,262	5,078
Interest cost	15,433	10,270	15,041	10,104
Plan amendments and initiations	—	—	(2,075)	113
Contributions by participants	1,810	—	1,723	—
Actuarial (gains) losses	(10,759)	(11,534)	31,891	19,923
Curtailments and settlements	—	(2,049)	—	(10,678)
Benefits paid	(15,687)	(9,875)	(15,000)	(9,621)
Currency translation	—	22,924	—	(21,436)

Benefit obligation at end of year	$283,309	$271,087	$287,656	$256,249

Change in plan assets:
Fair value of plan assets at beginning of year	$232,747	$51,557	$231,067	$53,959
Actual return on plan assets	29,277	2,834	13,978	1,084
Company contributions	680	13,612	979	13,554
Plan participants’ contributions	1,810	—	1,723	—
Benefits paid	(15,687)	(9,875)	(15,000)	(9,621)
Settlements	—	(1,062)	—	(4,640)
Currency translation	—	4,619	—	(2,779)

Fair value of plan assets at end of year	$248,827	$61,685	$232,747	$51,557

Funded status at end of year	$(34,482)	$(209,402)	$(54,909)	$(204,692)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$749	$785	$4,675	$263
Accrued benefit liability	(35,231)	(210,186)	(40,329)	(176,069)
Accumulated other comprehensive loss	61,499	51,547	71,546	32,171

	$27,017	$(157,854)	$35,892	$(143,635)

Actuarial items consist of the following (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$62,537	$51,547	$90,533	$61,037
Unamortized prior service cost	(1,038)	—	268	—

	$61,499	$51,547	$90,801	$61,037

The following table sets forth additional information regarding the projected and accumulated benefit obligations (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$263,991	$254,160	$272,975	$234,310
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$277,383	$264,939	$281,378	$251,149
Accumulated benefit obligation	258,066	251,620	266,697	232,688
Fair value of plan assets	242,152	54,930	226,369	46,592

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,

	2006		2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Annual service cost	$6,666	$5,102	$6,069	$5,078	$5,597	$4,259
Less employee contributions	1,810	—	1,807	—	1,849	—

Net service cost	4,856	5,102	4,262	5,078	3,748	4,259
Interest cost	15,433	10,270	15,041	10,104	14,544	9,908
Expected return on plan assets	(19,206)	(2,467)	(19,086)	(1,438)	(16,181)	(1,075)
Amortization of actuarial losses	6,990	2,314	3,365	1,417	3,102	1,384
Amortization of prior service cost	1,305	571	1,305	—	1,014	—
Curtailment and settlement losses (gains)	—	532	—	3,783	—	—

Net periodic benefit cost	$9,378	$16,322	$4,887	$18,944	$6,227	$14,476

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2006, 2005, and 2004.  The estimated net loss and prior service cost for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2007 are $5 million and $3 million, respectively.

The settlement losses for 2006 and 2005 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan).  See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2006		2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.75%	4.04%	5.50%	3.76%
Rate of compensation increase	4.00%	2.77%	4.00%	2.33%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2006 and 2005:

	Years ended December 31,

	2006		2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.76%	6.00%	4.75%
Rate of compensation increase	4.00%	2.33%	4.00%	2.61%
Expected return on plan assets	8.50%	3.53%	8.50%	3.67%

Note 11 – Pensions and Other Postretirement Benefits (continued)

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities.   The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality.  The target allocation has historically been approximately 60% invested in equity securities and 40% invested in debt securities, although the investments are more heavily allocated to equity securities at December 31, 2006 subsequent to favorable market returns.  The Company’s non-U.S. defined benefit plans are largely invested in cash, with a small percentage invested in equity and fixed income securities, based on local laws and customs.  The plans do not invest in securities of Vishay or its subsidiaries.

Plan assets are comprised of:

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Equity securities	77%	16%	66%	1%
Fixed income securities	23%	30%	34%	22%
Cash and cash equivalents	0%	54%	0%	77%

Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S. Plans	Non-U.S. Plans

2007	$15,201	$10,221
2008	15,863	12,045
2009	16,465	12,645
2010	17,787	13,254
2011	18,252	14,259
2012-2016	102,597	77,968

The Company is presently evaluating the provisions of the Pension Protection Act of 2006 and will make contributions to its U.S. defined benefit pension plans in 2007 according to its provisions.  As most of the non-U.S. pension plans are unfunded, the Company’s anticipated contributions to these plans for 2007 are equal to its estimated benefits payments.

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

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$21,640	$8,009	$21,707	$9,162
Service cost	223	406	280	415
Interest cost	1,082	322	1,196	380
Actuarial (gains) losses	(1,830)	439	(6)	351
Benefits paid	(1,200)	(1,235)	(1,537)	(1,118)
Currency translation	—	865	—	(1,181)

Benefit obligation at end of year	$19,915	$8,806	$21,640	$8,009

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status at end of year	$(19,915)	$(8,806)	$(21,640)	$(8,009)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability	$(19,915)	$(8,806)	$(19,910)	$(8,009)
Accumulated other comprehensive income	(345)	—	—	—

	$(20,260)	$(8,806)	$(19,910)	$(8,009)

Actuarial items consist of the following (in thousands):

	December 31, 2006		December 31, 2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial gain	$(1,771)	$—	$(195)	$—
Unamortized prior service cost	271	—	357	—
Unrecognized net transition obligation	1,155	—	1,568	—

	$(345)	$—	$1,730	$—

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,

	2006		2005		2004

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$223	$406	$280	$415	$267	$497
Interest cost	1,082	322	1,196	410	1,281	381
Amortization of actuarial gains	(34)	—	(12)	—	—	—
Amortization of prior service cost	86	—	86	—	72	—
Amortization of transition obligation	193	—	193	—	193	—

Net periodic benefit cost	$1,550	$728	$1,743	$825	$1,813	$878

No amounts were recognized in other comprehensive income during 2006, 2005, or 2004 related to other postretirement benefits.  An adjustment to the ending balance of accumulated other comprehensive income was recorded at December 31, 2006 to reflect the initial adoption of SFAS No. 158.  The estimated net loss, prior service cost, and transition obligation for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are not material and approximate the amounts amortized in 2006.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2006		2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.75%	4.00%	5.50%	4.00%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2006 and 2005:

	Years ended December 31,

	2006		2005

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	4.00%	6.00%	4.50%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	U.S. Plans	Non-U.S. Plans

2007	$1,520	$806
2008	1,443	867
2009	1,390	686
2010	1,321	507
2011	1,273	575
2012-2016	5,392	3,802

As the plans are unfunded, the Company’s anticipated contributions for 2007 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee’s retirement date.  At December 31, 2006 and 2005, the consolidated balance sheets include $11,685,000 and $12,669,000 within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company’s matching expense for the plans was $3,455,000, $3,265,000, and $2,968,000, for the years ended December 31, 2006, 2005, and 2004, respectively.  No material amounts are included in the consolidated balance sheets at December 31, 2006 and 2005 related to unfunded 401(k) contributions.

In 2005, as a result of a new law in the Republic of China (Taiwan), the Company’s employees could elect to participate in a new government-sponsored defined contribution retirement plan, or remain in the existing defined benefit pension plan.  Company contributions to this new plan totaled $224,000 and $314,000 for the years ended December 31, 2006 and 2005, respectively.

Certain key employees participate in deferred compensation plans.  During the years ended December 31, 2006, 2005, and 2004, these employees could defer a portion of their compensation until retirement.  Effective January 1, 2005, these employees may elect short deferral periods for future compensation deferrals.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.   Assets held in trust related to the deferred compensation plans at December 31, 2006 and 2005 were approximately $11 and $10 million, respectively.  Assets held in trust are intended to approximate the Company’s liability under these plans.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions.  The liabilities recorded for these obligations total $13,135,000 and $11,587,000 as of December 31, 2006 and 2005, respectively.  Of these amounts, $2,633,000 and $2,676,000 is included in accrued liabilities as of December 31, 2006 and 2005, respectively, with the remaining amounts included in other noncurrent liabilities.

Note 12 – Stock-Based Compensation

Stock Options

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998 to purchase 2,687,000 shares of the Company’s common stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $10.89, one-third exercisable at $12.53, and one-third exercisable at $13.61. As of December 31, 2006, options to purchase 677,000 shares have been exercised under this plan.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:

Date of Grant	Number of Options	Exercise Price	Vesting	Expiration

October 6, 1998	1,598,000	$5.60	Fully vested	October 6, 2008
October 8, 1999	1,334,000	15.33	Fully vested	October 8, 2009
August 4, 2000	50,000	30.00	Evenly over 5 years, beginning August 4, 2003	August 4, 2010
October 12, 2000	1,114,000	25.13	Fully vested	October 12, 2010
October 1, 2001 through June 26, 2006	69,500	11.24 – 25.07	Evenly over 6 years, from date of grant	October 1, 2011 through June 26, 2016

As described in Note 2, the Company issued 120,000 stock options from the 1998 Stock Option Program allocation as part of acquisitions during 2004.

On May 18, 2000, the stockholders of the Company approved an increase in the number of shares available for grant under Vishay’s 1998 Stock Option Program. As a result, the number of shares available for grant under this program increased from 2,953,500 to 4,453,500. As of December 31, 2006, options to purchase 688,000 shares had been exercised under this plan.  Options which are forfeited by the holder may be regranted to others.  Options are available for grant under the 1998 Stock Option Program until March 16, 2008.

On November 2, 2001, Vishay acquired General Semiconductor, which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. As of December 31, 2006, options to purchase 938,000 shares had been exercised under this plan.  No additional options may be granted from this plan.

Note 12 – Stock-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,

	2006		2005		2004

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding:
Beginning of year	7,928	$15.87	8,100	$15.95	8,768	$16.17
Granted	20	15.83	16	12.09	6	15.50
Exercised	(303)	9.43	(49)	5.68	(515)	17.63
Cancelled	(939)	13.67	(139)	23.41	(279)	18.31
Acquisitions	—	—	—	—	120	12.75

End of year	6,706	$16.47	7,928	$15.87	8,100	$15.95

Vested and expected to vest	6,706		7,928		8,100

Exercisable:
End of year	6,634		7,618		7,475

Available for future grants	1,378		1,164		1,147

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable

Ranges of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$5.60	679	1.76	$5.60	679	$5.60
$10.89-$12.54	898	1.60	12.16	889	12.16
$12.75-$14.99	662	1.75	13.60	632	13.63
$15.33	850	2.77	15.33	850	15.33
$15.43-$16.41	1,110	3.96	16.01	1,086	16.02
$16.52-$17.54	678	3.81	17.53	678	17.53
$18.10-$21.98	733	0.44	21.15	733	21.15
$22.42-$23.53	9	2.68	23.14	9	23.14
$25.13	785	3.78	25.13	785	25.13
$25.75-$34.52	302	2.59	28.50	293	28.45

Total	6,706		$16.47	6,634	$16.48

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2006 of $13.54 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006 would be approximately $6.4 million. This amount changes based on changes in the fair market value of the Company’s common stock.  The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1.8 million.

Note 12 – Stock-Based Compensation (continued)

Phantom Stock Plan

On May 12, 2004, the Company’s shareholders approved a phantom stock plan for senior executives.  The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company.  During the year ended December 31, 2006, the Company had such employment arrangements with five of its executives.  During the years ended December 31, 2005 and 2004, the Company had such employment arrangements with six of its executives.  The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives.  If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan.  No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement.  The phantom stock units are fully vested at all times.

If the Company declares dividends on its common stock, the dividend amounts with respect to the phantom stock units will be deemed reinvested in additional units of phantom stock.

The Board of Directors of the Company can amend or terminate the Phantom Stock Plan at any time, except that phantom stock units already granted to any individual cannot be adversely affected without the individual’s consent.  Furthermore, stockholder approval of an amendment is required if the amendment increases the number of units subject to the Phantom Stock Plan or otherwise materially amends the Phantom Stock Plan or if stockholder approval is otherwise required by applicable law or stock exchange rules.  If the Board of Directors does not terminate the Phantom Stock Plan, it will terminate when all phantom stock units have been awarded with respect to all 300,000 shares of common stock reserved for the Phantom Stock Plan.

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units  in thousands):

	Years ended December 31,

	2006		2005		2004

	Number of Phantom Stock Units	Grant date fair value per unit	Number of Options	Grant date fair value per unit	Number of Options	Grant date fair value per unit

Outstanding:
Beginning of year	60		30		—
Granted	25	$13.91	30	$14.51	30	$18.70
Redeemed for common stock	(10)		—		—

End of year	75		60		30

Available for future grants	215		240		270

Employee Stock Plans

The Company has employee stock plans which have 305,126 shares of common stock available for issuance at December 31, 2006.  Employee stock grants are restricted at the date of grant and vest over periods of three to five years.  The Company recognizes stock-based compensation, based on grant date fair value, over the vesting period.  Prior to the adoption of SFAS No. 123-R, unearned compensation associated with these restricted stock grants was included as a separate line in stockholders’ equity on the consolidated balance sheet.  The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par value concurrent with the adoption of SFAS No. 123-R.

Note 13 – Commitments and Contingencies

Leases

Total rental expense under operating leases was $32,626,000, $31,592,000, and $30,304,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2007	$26,881
2008	18,854
2009	16,529
2010	15,368
2011	14,251
Thereafter	58,841

The Company also has capital lease obligations of $42,000 and $5,912,000 at December 31, 2006 and 2005, respectively.

Environmental Matters

The Company is subject to various federal, state, local, and foreign laws and regulations governing environmental matters, including the use, discharge and disposal of hazardous materials. The Company’s manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company’s financial condition.

The Company has engaged environmental consultants and attorneys to assist management in evaluating potential liabilities related to environmental matters.  Management assesses the input from these consultants along with other information known to the Company in its effort to continually monitor these potential liabilities.  Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a “potentially responsible party.”  Such assessments include the Company’s share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation, and the number of past users and their financial viability.

As part of the acquisitions of General Semiconductor in 2001 and BCcomponents in 2002, the Company assumed responsibility for remediation of environmental matters. During the second quarter of 2006, in response to comments from the New York State Department of Environmental Conservation, the Company revised its workplan for one former General Semiconductor site.  Based on this revised workplan, the Company re-evaluated its estimate of the ultimate remediation costs for this site and recorded an additional $3.6 million of expenses within selling, general, and administrative expenses to increase the liability recorded to its best estimate of remediation costs.

The Company has accrued environmental liabilities of $19.5 million as of December 31, 2006 relating to environmental matters related to its General Semiconductor subsidiary.  The Company has accrued environmental liabilities of $7.7 million as of December 31, 2006 relating to environmental matters related to its BCcomponents subsidiary.  The Company has also accrued approximately $8.8 million at December 31, 2006 for other environmental matters.  The liabilities recorded for these matters total $36.0 million, of which $6.2 million is included in other accrued liabilities on the consolidated balance sheet, and $29.8 million is included in other noncurrent liabilities on the consolidated balance sheet.

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

The technology transfer from Siliconix to Tower was substantially completed in the third quarter of 2005.   The purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $29 million per year through the end of the agreement.

Future purchase commitments under the Tower agreement are estimated as follows (in thousands):

2007	$22,000
2008	29,000
2009	29,000
2010	29,000
2011	29,000
Thereafter	47,000

Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance was considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The consolidated balance sheet as of December 31, 2006 includes $1,995,000 in other current assets for prepayments expected to be utilized within one year and $15,926,000 in other assets related to credits to be utilized during the remaining term of the agreement.  Management believes that these commitments are at prices which are not in excess of current market prices.

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

Management believes that its minimum purchase commitments with this subcontractor are as follows (in thousands):

2007	$47,000
2008	26,000
2009	9,000

Note 13 – Commitments and Contingencies (continued)

Management believes that actual purchases will be in excess of these minimum commitments.  Purchases from this subcontractor in 2006 were approximately $63,000,000.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments.  Management believes that these commitments are at prices which are not in excess of current market prices.

Other Purchase Commitments

See Note 14 for a discussion of tantalum and palladium purchase commitments.

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

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

While no single customer comprises greater than 10% of net revenues, a material portion of the Company’s revenues are derived from the worldwide communications and computer markets. These markets have historically experienced wide variations in demand for end products.  If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company’s products, which could have a material adverse effect on the Company’s results of operations and financial position.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2006 and 2005, the Company had no significant concentrations of credit risk.

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

The Company was obligated under two contracts entered into in 2000 with Cabot Corporation to make purchases of tantalum through 2006.  The Company’s purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply.  Since that time, the price of tantalum has decreased significantly, and accordingly, the Company wrote down the carrying value of its tantalum inventory on-hand and recognized losses on purchase commitments.

During the year ended December 31, 2006, the Company recorded write-downs and write-offs of tantalum inventories totaling $9,602,000, included in costs of products sold, to reduce the carrying value of its tantalum inventories to market value and to write-off obsolete inventories from discontinued tantalum capacitor product lines.

During the term of the contracts with Cabot Corporation, the Company regularly reviewed its liability for purchase commitments.  The Company’s liability for purchase commitments was estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased is within a range specified in the contracts.  Changes in expected market prices and in the Company’s mix of tantalum-grade purchases required the Company to record additional gains or losses on its purchase commitments.

Note 14 – Current Vulnerability Due to Certain Concentrations (continued)

The Company recorded loss (gain) adjustments to its tantalum purchase commitments of $5,687,000, $(963,000), and $16,213,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The loss on purchase commitments recorded during 2006 was due to a decline in market prices for tantalum, as well as changes in the mix of tantalum-grade purchases.  Of the total amount recorded, approximately $2.8 million was attributable to the decline in market value, while another $2.9 million was attributable to changes in the mix of tantalum-grade purchases.

The net gain on purchase commitments recorded during 2005 was attributable to a conditional price reduction included in one of the Company’s contracts with Cabot, which offset changes in the mix of tantalum-grade purchases.  The conditions necessary to receive price reductions in 2006 were met during the fourth quarter of 2005, and accordingly, the Company’s estimates of its liability for these purchase commitments were adjusted to reflect the fact that the Company would receive these conditional price reductions for the remainder of the contract.  The amount of this adjustment was approximately $7 million.  This adjustment, net of approximately $6 million of costs associated with differences between the actual and anticipated mix of tantalum-grades purchased during 2005, resulted in the net gain of $963,000 included on the consolidated statement of operations for the year ended December 31, 2005.

The loss on purchase commitments recorded in 2004 was primarily attributable to changes in the mix of tantalum-grade purchases.

The Company purchased $63,012,000, $101,057,000, and $107,438,000 under these contracts during the years ended December 31, 2006, 2005, and 2004, respectively.  As of December 31, 2006, the Company has fulfilled all obligations under the Cabot contracts and is no longer required to purchase tantalum from Cabot at these fixed prices.

At December 31, 2006 and 2005, the Company had tantalum with a book value of $108,038,000 and $117,359,000, respectively.  Of these amounts, the Company classified $64,818,000 and $65,179,000, respectively, as other assets, representing the value of quantities which would not be used within one year.

At December 31, 2005, the Company had $19,741,000 included in other accrued expenses related to its liability for tantalum purchase commitments.

Palladium

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity product that is subject to price volatility. The price of palladium has fluctuated in the range of approximately $172 to $404 per troy ounce during the last three years.  As of December 31, 2006, the price of palladium was approximately $324 per troy ounce.  During the year ended December 31, 2004, the Company recorded in costs of products sold write-downs of $400,000 to reduce palladium inventories on hand to then-current market value. The carrying value of palladium inventories was $2,243,000 and $3,630,000 at December 31, 2006 and 2005, respectively.

At December 31, 2004, the Company had commitments to purchase palladium in 2005 at a contract price that was greater than the then-current market price.  The Company recognized a loss of $400,000 during the year ended December 31, 2004 related to these purchase commitments.  The Company had no purchase commitments for palladium at December 31, 2006 and 2005.

Geographic Concentration

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

Note 15 –Segment and Geographic Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors (formerly referred to as the “Active Components” segment) consisting principally of diodes, transistors, power MOSFETs, power conversion, motor control integrated circuits, optoelectronic components, and IRDCs, and Passive Components consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items.  Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs,  inventory write-downs, gains or losses on purchase commitments, charges for in-process research and development, and other items is meaningful because its provides insight with respect to intrinsic operating results of the Company.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1).  Business segment assets are the owned or allocated assets used by each business.  The following table sets forth business segment information as of and for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Semi- conductors	Passive Components	Corporate/ Other	Total

2006
Net revenues	$1,291,432	$1,290,045	$—	$2,581,477
Segment operating income (loss)	180,259	125,541	(97,572)	208,228
Restructuring and severance costs	16,345	23,875	—	40,220
Asset write-downs	3,748	2,937	—	6,685
Depreciation expense	90,171	89,632	1,749	181,552
Interest expense	611	1,468	30,136	32,215
Capital expenditures	117,937	63,082	2,279	183,298
Total assets	2,301,520	2,320,655	69,721	4,691,896
2005
Net revenues	$1,142,492	$1,154,029	$—	$2,296,521
Segment operating income (loss)	127,348	48,738	(80,125)	95,961
Restructuring and severance costs	8,861	20,911	—	29,772
Asset write-downs	543	10,873	—	11,416
Depreciation expense	87,238	85,713	1,488	174,439
Interest expense	345	1,862	31,383	33,590
Capital expenditures	89,323	45,367	2,024	136,714
Total assets	2,239,569	2,210,715	77,307	4,527,591
2004
Net revenues	$1,204,094	$1,210,560	$—	$2,414,654
Segment operating income (loss)	155,756	54,618	(116,805)	93,569
Restructuring and severance costs	31,088	16,162	—	47,250
Asset write-downs	4,553	22,743	—	27,296
Depreciation expense	91,720	98,181	1,231	191,132
Interest expense	326	2,418	31,508	34,252
Capital expenditures	104,094	52,605	1,928	158,627
Total assets	2,317,668	2,240,889	80,033	4,638,590

Note 15 –Segment and Geographic Data (continued)

Corporate assets include corporate cash, property and equipment, and certain other assets. The “Corporate/Other” column for segment operating income (loss) includes corporate selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,

	2006	2005	2004

Corporate selling, general, and administrative expenses	$(28,893)	$(26,455)	$(23,746)
(Loss) gain on purchase commitments	(5,687)	963	(16,613)
Write-downs of tantalum and palladium	(9,602)	—	(400)
Siliconix transaction-related expenses	—	(3,751)	—
Purchased in-process research and development	—	(9,694)	(1,500)
Restructuring and severance costs	(40,220)	(29,772)	(47,250)
Asset write-downs	(6,685)	(11,416)	(27,296)
Product quality claims	(2,885)	—	—
Environmental	(3,600)	—	—

	$(97,572)	$(80,125)	$(116,805)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,

	2006	2005	2004

United States	$464,915	$421,077	$526,569
Germany	655,048	540,132	588,720
Other Europe	341,845	382,734	495,514
Israel	205,266	180,115	185,801
Asia	914,403	772,463	618,050

	$2,581,477	$2,296,521	$2,414,654

Property and Equipment - Net

	December 31,

	2006	2005

United States	$174,339	$169,057
Germany	146,673	121,438
Czech Republic	66,163	61,891
Other Europe	114,678	113,619
Israel	217,079	242,112
People’s Republic of China	187,792	172,395
Republic of China (Taiwan)	150,549	157,704
Other Asia	61,481	50,304
Other	5,611	2,072

	$1,124,365	$1,090,592

Note 16 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,

	2006	2005	2004

Numerator:
Numerator for basic earnings per share - net earnings	$139,736	$62,274	$44,696
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	13,518	2,722	—

Numerator for diluted earnings per share - adjusted net earnings	$153,254	$64,996	$44,696

Denominator:
Denominator for basic earnings per share - weighted average shares	184,400	177,606	163,701
Effect of dilutive securities
Convertible and exchangeable notes	25,114	10,737	—
Employee stock options	722	907	1,926
Warrants	—	—	261
Other	80	71	50

Dilutive potential common shares	25,916	11,715	2,237

Denominator for diluted earnings per share - adjusted weighted average shares	210,316	189,321	165,938

Basic earnings per share	$0.76	$0.35	$0.27

Diluted earnings per share	$0.73	$0.34	$0.27

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	2006	2005	2004

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	—	23,496	23,496
LYONs, due 2021	—	—	8,979
Exchangeable unsecured notes, due 2102	6,176	6,176	6,176
Weighted average employee stock options	4,936	6,300	3,444
Weighted average warrants	8,824	8,824	7,074

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of December 31, 2006, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

As described in Note 6, the Company made a cash repurchase of all outstanding LYONs pursuant to the option of the holders to require the Company to repurchase the LYONs on June 4, 2006.  In 2004 and 2005, based on its action to settle the holders’ purchase option on the June 4, 2004 purchase date in common stock, the Company assumed for purposes of the earnings per share computation that all future purchase options for the LYONs would be settled in stock based on the settlement formula set forth in the indenture governing the LYONs.  Due to the decision to utilize cash to repurchase the notes on the June 4, 2006 purchase date, the earnings per share computation for 2006 is based on the 3,809,000 shares that would have been issued in a normal conversion, weighted for the period they were outstanding.

Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands)

	2006				2005

	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$631,086	$660,523	$654,381	$635,487	$554,366	$582,388	$566,077	$593,690
Gross profit	156,497	179,921	167,588	155,126	116,819	132,047	135,793	142,847
Operating income	59,867	63,583	46,802	37,976	15,452	13,899	33,013	33,597
Net earnings	38,160	42,842	32,482	26,252	5,712	9,716	19,956	26,890
Per Share Data
Earnings per share - Basic	$0.21	$0.23	$0.18	$0.14	$0.03	$0.06	$0.11	$0.15
Earnings per share - Diluted	$0.20	$0.22	$0.17	$0.14	$0.03	$0.05	$0.11	$0.14
Certain Items Recorded during the Quarters:
Gross profit:
Gain (loss) on purchase commitments	$(3,303)	$(794)	$(741)	$(849)	$(2,277)	$(1,323)	$1,146	$3,417
Write-downs of tantalum	(8,828)	—	(1,374)	—	—	—	—	—
Product quality claims	—	—	(2,885)	—	—	—	—	—
Operating profit:
Restructuring and severance costs	$(698)	$(8,227)	$(19,160)	$(12,135)	$(5,027)	$(9,227)	$(3,924)	$(11,594)
Asset write-downs	(80)	(3,794)	(2,709)	(102)	—	(131)	(4,682)	(6,603)
Siliconix acquisition-related costs	—	—	—	—	—	(3,751)	—	—
Purchased in-process research and development	—	—	—	—	—	(9,201)	—	(493)
Environmental remediation	—	(3,600)	—	—	—	—	—	—
Other income (expense):
Loss on early extinguishment of debt	$—	$(2,854)	$—	$—	$—	$—	$—	$—
Gain on sale of land	—	—	—	—	—	2,120	—	—
One-time tax benefits	$—	$—	$—	$—	$—	$3,698	$—	$5,279
Quarter end date*	Apr. 1	Jul. 1	Sept. 30	Dec. 31	Apr. 2	Jul. 2	Oct. 1	Dec. 31

* - The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.