Form 10-Q
period 2007-03-31
VISHAY INTERTECHNOLOGY INC
filed 2007-05-08
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, the registrant had 170,538,306 shares of its common stock and 14,358,361 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

MARCH 31, 2007

PART I  - FINANCIAL INFORMATION

Item 1.      Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 31, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333,253	$671,586
Accounts receivable, net	394,201	351,656
Inventories:
Finished goods	162,913	163,576
Work in process	205,783	194,734
Raw materials	179,380	178,543
Deferred income taxes	38,086	38,368
Prepaid expenses and other current assets	123,620	128,784

Total current assets	1,437,236	1,727,247
Property and equipment, at cost:
Land	95,076	94,803
Buildings and improvements	447,001	441,659
Machinery and equipment	1,848,600	1,818,660
Construction in progress	82,137	85,288
Allowance for depreciation	(1,357,603)	(1,316,045)

	1,115,211	1,124,365
Goodwill	1,444,490	1,463,992
Other intangible assets, net	168,000	168,263
Cash held for acquisitions (see Note 2)	333,414	—
Other assets	181,037	208,029

Total assets	$4,679,388	$4,691,896

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 31, 2007	December 31, 2006

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$39	$526
Trade accounts payable	128,314	145,919
Payroll and related expenses	137,728	132,922
Other accrued expenses	175,968	203,986
Income taxes	46,519	47,333
Current portion of long-term debt	2,186	3,728

Total current liabilities	490,754	534,414
Long-term debt less current portion	608,012	608,434
Deferred income taxes	18,133	15,923
Deferred grant income	4,287	5,732
Other liabilities	120,563	155,963
Accrued pension and other postretirement costs	288,887	285,823
Minority interest	4,521	4,794
Stockholders’ equity:
Common stock	17,011	17,010
Class B common stock	1,436	1,436
Capital in excess of par value	2,230,515	2,229,972
Retained earnings	844,775	796,902
Accumulated other comprehensive income	50,494	35,493

Total stockholders’ equity	3,144,231	3,080,813

Total liabilities and stockholders’ equity	$4,679,388	$4,691,896

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net revenues	$658,192	$631,086
Cost of products sold	483,041	471,286
Loss on purchase commitments	—	3,303

Gross profit	175,151	156,497
Selling, general and administrative expenses	106,988	95,852
Restructuring and severance costs	2,026	698
Asset write-offs	—	80

Operating income	66,137	59,867
Other income (expense):
Interest expense	(7,191)	(8,657)
Other	7,085	4,281

	(106)	(4,376)

Earnings before taxes and minority interest	66,031	55,491
Income taxes	15,778	17,145
Minority interest	289	186

Net earnings	$49,964	$38,160

Basic earnings per share	$0.27	$0.21
Diluted earnings per share	$0.25	$0.20
Weighted average shares outstanding - basic	184,466	184,272
Weighted average shares outstanding - diluted	214,830	218,611

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended

	March 31, 2007	April 1, 2006

Operating activities
Net earnings	$49,964	$38,160
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,354	47,046
Gain on disposal of property and equipment	(1,520)	(938)
Minority interest in net earnings of consolidated subsidiaries	289	186
Write-downs of tantalum inventories	—	8,228
Inventory write-offs for obsolescence	6,278	8,203
Deferred grant income	(1,488)	(1,563)
Other	7,056	14,712
Changes in operating assets and liabilities	(86,413)	(60,842)

Net cash provided by operating activities	24,520	53,192
Investing activities
Purchase of property and equipment	(31,421)	(36,085)
Redemption of short-term investment	—	9,925
Cash held for acquisitions (see Note 2)	(333,414)	—
Proceeds from sale of property and equipment	530	1,893
Proceeds from sale of businesses	2,419	191

Net cash used in investing activities	(361,886)	(24,076)
Financing activities
Principal payments on long-term debt and capital lease obligations	(1,039)	(3,627)
Net borrowings on revolving credit lines	(924)	—
Net changes in short-term borrowings	(489)	2,142
Proceeds from stock options exercised	64	2,024

Net cash (used in) provided by financing activities	(2,388)	539
Effect of exchange rate changes on cash and cash equivalents	1,421	4,033

Net (decrease) increase in cash and cash equivalents	(338,333)	33,688
Cash and cash equivalents at beginning of period	671,586	622,577

Cash and cash equivalents at end of period	$333,253	$656,265

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim period presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the first quarter of 2007 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2007 end on March 31, 2007, June 30, 2007, September 29, 2007, and December 31, 2007.  The four fiscal quarters in 2006 ended on April 1, 2006, July 1, 2006, September 30, 2006, and December 31, 2006, respectively.

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Acquisitions and Divestiture

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

As further described below, the Company acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation and PM Group PLC in April 2007.  The cash to be paid for the long-term assets of these businesses was held in escrow and effectively restricted at March 31, 2007, and accordingly, is classified as a noncurrent asset on the consolidated condensed balance sheet at March 31, 2007.

Upon closing of these transactions in the second quarter of 2007, these acquisitions will be accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles.   The purchase price for each acquisition will be allocated to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill.  Vishay has engaged valuation specialists to appraise all property and equipment and intangible assets.   Vishay is presently evaluating relevant information to determine the appropriate allocation of the purchase price to the assets acquired and liabilities assumed.

As of March 31, 2007, the Company had recorded approximately $2.4 million in other assets, representing direct costs of acquisition for these businesses.  These costs will be added to the purchase price to be allocated.

During the first quarter of 2007, the Company sold two non-core product lines and recognized a gain of $1.8 million in other income.

Subsequent Event – Acquisition of Power Control Systems business

On April 1, 2007, Vishay completed its acquisition of the Power Control Systems (“PCS”) business of International Rectifier Corporation for approximately $290 million.  The transaction was funded using cash on-hand.

The purchase price is subject to adjustment for cash and net working capital as of the closing date, which is expected to be finalized in the second quarter of 2007.

The PCS business product lines include planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and assemblies.

Vishay acquired all of the outstanding stock of six International Rectifier subsidiaries engaged in the conduct of the PCS business.  Vishay also acquired certain assets of International Rectifier used in connection with the PCS business, principally intellectual property, inventory and equipment.

The agreement provides that, for a period of seven years after the closing, International Rectifier and its affiliates will not engage in the PCS business anywhere in the world, subject to certain specified product exceptions.

At the closing of the transaction, Vishay and International Rectifier entered into four license agreements.  Pursuant to these agreements, International Rectifier will license to Vishay certain of its patents and technology related to the PCS business on a non-exclusive, perpetual and royalty-free basis; International Rectifier will license to Vishay certain of its trademarks for specified periods of up to two years after closing; and Vishay will license back to International Rectifier patents and technology relating to the PCS business purchased by Vishay in the transaction, on a non-exclusive, perpetual and royalty-free basis.   International Rectifier’s use of the license back is subject to the non-competition arrangements described above.

Vishay and International Rectifier also entered into transition services and supply agreements, including a transition products services agreement relating to the provision by International Rectifier to Vishay of certain wafer and packaging services; an IGBT auto die supply agreement relating to the provision of certain die and other products by International Rectifier to Vishay; and a transition buyback agreement relating to the provision of certain die products by Vishay to International Rectifier.

Subsequent Event – Acquisition of PM Group PLC

On March 9, 2007, Vishay, through its wholly-owned subsidiary VIEC Ltd., launched a cash tender offer for PM Group PLC, an advanced designer and manufacturer of systems used in the weighing and process control industries.

On April 19, 2007, Vishay declared its tender offer for all shares of PM Group PLC unconditional in all respects, and assumed ownership of PM Group.  The aggregate purchase price for PM Group was approximately $43.2 million. The transaction was funded using cash on-hand.

Vishay will keep PM Group’s on-board vehicle weighing business, PM On-Board, and sold PM Group’s electrical contracting business concurrent with the completion of the tender offer, for approximately $18.2 million.

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

First Quarter 2007

The Company recorded restructuring and severance costs of $2,026,000 for the first quarter of 2007, substantially all of which is expected to be paid in the second quarter of 2007.  Employee termination costs were $826,000, covering 36 technical, production, administrative and support employees located in Germany, Hungary, and the United States.  The Company also incurred $1,200,000 of other exit costs during the quarter, principally to consolidate warehouse facilities in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$35,063	$5,157	$40,220	911
Utilized	(11,230)	(1,858)	(13,088)	(488)
Foreign currency translation	707	121	828	—

Balance at December 31, 2006	$24,540	$3,420	$27,960	423
Utilized	(10,066)	(2,979)	(13,045)	(352)
Foreign currency translation	176	(41)	135	—

Balance at March 31, 2007	$14,650	$400	$15,050	71

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2007.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, which some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the three fiscal month periods ended March 31, 2007 and April 1, 2006 reflect the Company’s expected tax rate on reported operating earnings before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.  The Company recorded no tax benefit associated with the 2006 tantalum-related charges discussed in Note 8.

Vishay adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures.  The cumulative effect of the initial application of the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings upon adoption.  Vishay’s adoption of FIN 48 resulted in a decrease in retained earnings of $2,091,000.

Including the cumulative effect, as of the adoption date, Vishay had approximately $48.2 million of total gross unrecognized tax benefits. Of this total, approximately $43.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, Vishay had accrued interest and penalties related to the unrecognized tax benefits of $1.8 million.

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions.  The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002.  The Company’s U.S. federal tax return for 2004 is currently under examination.  The tax returns of significant consolidated subsidiaries are also currently under examination, including Germany (2001-2004); Israel (2002 and later years); and Taiwan (1996 and later years).   The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.   The Company anticipates that the examinations of significant subsidiaries in Germany may be completed in 2007.  Given the current status of these examinations, the Company cannot reliably estimate the resulting increase or decrease in unrecorded tax benefits in the next 12 months.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net earnings	$49,964	$38,160
Other comprehensive income (loss):
Foreign currency translation adjustment	12,118	8,259
Unrealized (loss) gain on available for sale securities	(40)	4
Pension and other postretirement adjustments	2,923	1

Total other comprehensive income	15,001	8,264

Comprehensive income	$64,965	$46,424

The Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans effective December 31, 2006.  Other comprehensive income (loss) for the quarter ended March 31, 2007 includes reclassification adjustments for the amortization of actuarial items recognized in net earnings during the quarter, net of tax.  The amortization of these items was not reflected in other comprehensive income in periods prior to the adoption of SFAS No. 158.  See Note 6 for disclosure of the pretax amortization of actuarial items included in net periodic pension cost and net periodic benefit cost for each of the periods presented.

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first quarters of 2007 and 2006 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended March 31, 2007		Fiscal quarter ended April 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,228	$1,158	$1,369	$1,051
Interest cost	3,975	2,633	3,981	2,163
Expected return on plan assets	(5,144)	(719)	(4,806)	(231)
Amortization of prior service cost	855	—	326	—
Amortization of losses	81	1,214	1,789	785

Net periodic benefit cost	$995	$4,286	$2,659	$3,768

The following table shows the components of the net periodic benefit cost for the first quarters of 2007 and 2006 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended March 31, 2007		Fiscal quarter ended April 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$59	$111	$74	$100
Interest cost	286	88	314	78
Amortization of prior service cost	21	—	21	—
Amortization of transition obligation	48	—	48	—
Amortization of (gains) losses	(6)	—	1	—

Net periodic benefit cost	$408	$199	$458	$178

Note 7 – Stock-Based Compensation

As of March 31, 2007, the Company had three active stockholder-approved stock option programs, namely the 1997 Stock Option Program, the 1998 Stock Option Program, and a stock option plan assumed in the 2001 acquisition of General Semiconductor, Inc.

The Company also has a stockholder-approved Phantom Stock Plan which grants phantom stock units to certain executives as part of their employment agreements with the Company, and two employee stock plans under which restricted stock may be granted.

These plans are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Options

Option activity under the stock option plans as of March 31, 2007 and changes in the three fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding:
December 31, 2006	6,706	$16.47
Granted	75	14.25
Exercised	(11)	5.60
Cancelled	(499)	20.88

March 31, 2007	6,271	$16.11	2.61

Vested and expected to vest at March 31, 2007	6,271	$16.11	2.61

Exercisable at March 31, 2007	6,123	$16.13	2.61

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below.  Options granted in the first quarter of 2007 had a weighted average fair value of $8.27, and an exercise price equal to the market value of the underlying shares of Vishay common stock on the date of grant.

2007 Grants

Expected dividend yield	0.0%
Risk-free interest rate	4.7%
Expected volatility	60.7%
Expected life (in years)	7.23

The 75,000 options granted during the first quarter are part of a special stock option grant to each of Vishay’s named executive officers and certain other employees.

Due to limitations on the number of options that can be granted to an individual in a year under the Company’s 1998 Stock Option Program, grants of an aggregate 420,000 options for for Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer; Dr. Gerald Paul, President and Chief Executive Officer; and Richard Grubb, Chief Financial Officer, are contingent upon the approval of an amendment to the 1998 Stock Option Program that will be presented for approval at Vishay’s annual meeting of stockholders on May 22, 2007.  The grant date for these options contingently granted to Dr. Zandman, Dr. Paul, and Mr. Grubb will be the date of the annual meeting (assuming approval), and the exercise price will be set based on the closing price of Vishay common stock on that date.  These contingently granted options are not reflected in the table above, nor in the determination of grant date fair value of options granted during the first quarter of 2007.

During the quarters ended March 31, 2007 and April 1, 2006, the Company recorded pre-tax compensation expense (within selling, general and administrative expenses) associated with employee stock options of $123,000 and $159,000, respectively. At March 31, 2007, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options.

The pre-tax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2007 of $13.98 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007 would be approximately $7.5 million.  This amount changes based on changes in the fair market value of the Company’s common stock.  Total intrinsic value of options exercised during the three fiscal months ended March 31, 2007 was approximately $0.1 million.

Phantom Stock Plan

On both January 3, 2007 and January 3, 2006, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2007 and 2006, the Company recognized compensation expense of $344,000 and $348,000, respectively, equal to the market value of the underlying stock on the date of grant.

Note 8 – Current Vulnerability Due to Certain Concentrations

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

During the term of the contracts with Cabot Corporation, the Company regularly reviewed its liability for purchase commitments.  The Company’s liability for purchase commitments was estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased.  The mix of tantalum-grades to be purchased was within a range specified in the contracts.  Changes in expected market prices and in the Company’s mix of tantalum-grade purchases required the Company to record additional gains or losses on its purchase commitments.

As a result of a decline in market prices for tantalum during the quarter ended April 1, 2006, the Company recorded losses resulting from adjustments to purchase commitments of $3,303,000.  The Company also recorded a write-down of $8,228,000, included in cost of products sold, to reduce the carrying value of its tantalum inventories to market value.

As of December 31, 2006, the Company has fulfilled all obligations under the Cabot contracts and is no longer required to purchase tantalum from Cabot at these fixed prices.

Note 9 – Segment Information

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors (formerly referred to as the “Active Components” segment), consisting principally of diodes, transistors, power MOSFETs, power conversion and motor control integrated circuits, optoelectronic components, and IRDCs; and Passive Components, consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs,  inventory write-downs, losses on purchase commitments, charges for in-process research and development, and other items is meaningful because its provides insight with respect to intrinsic operating results of the Company.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business segment.  The following table sets forth business segment information for the fiscal quarters ended March 31, 2007 and April 1, 2006, respectively (in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net revenues:
Semiconductors
Product sales	$320,666	$302,727
Royalty revenues	2,267	2,199

Total Semiconductors	322,933	304,926

Passive Components
Product sales	335,259	326,160

Total Passive Components	335,259	326,160

	$658,192	$631,086

Segment operating income:
Semiconductors	$40,748	$43,176
Passive Components	34,852	36,389
Corporate	(7,437)	(7,389)
Restructuring and severance costs	(2,026)	(698)
Asset write-downs	—	(80)
Loss on purchase commitments	—	(3,303)
Write-downs of tantalum	—	(8,228)

Consolidated operating income	$66,137	$59,867

Restructuring and severance costs:
Semiconductors	$218	$174
Passive Components	1,808	524

	$2,026	$698

Asset write-offs:
Passive Components	$—	$80

	$—	$80

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Numerator:
Numerator for basic earnings per share - net earnings	$49,964	$38,160
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	4,005	4,799

Numerator for diluted earnings per share - adjusted net earnings	$53,969	$42,959

Denominator:
Denominator for basic earnings per share - weighted average shares	184,466	184,272
Effect of dilutive securities
Convertible and exchangeable notes	29,673	33,481
Employee stock options	585	769
Other	106	89

Dilutive potential common shares	30,364	34,339

Denominator for diluted earnings per share - adjusted weighted average shares	214,830	218,611

Basic earnings per share	$0.27	$0.21

Diluted earnings per share	$0.25	$0.20

Diluted earnings per share for the periods presented do not reflect the following weighted-average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	—	—
Exchangeable Unsecured Notes, due 2102	—	—
LYONs, due 2021	—	—
Weighted average employee stock options	4,066	5,282
Weighted average warrants	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of March 31, 2007, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.  EITF 04-8 also now requires the inclusion of these notes in the diluted earnings per share computation during periods in which they are dilutive.

The Company made a cash repurchase of all outstanding Liquid Yield Option™ Notes (“LYONs”) on June 4, 2006.   Prior to repurchase, the LYONs were convertible into 3,809,000 shares of common stock.

Note 11 – New Accounting Pronouncements

Vishay adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,  effective December 31, 2006.  SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132-R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature.  SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet.  The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of accumulated other comprehensive income, net of tax.

Vishay adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  See Note 4.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact on our financial statements, if any, that will result from the adoption of SFAS No. 159.

Note 12 – Subsequent Events

See Note 2 for a discussion of acquisitions completed in April 2007.

Revolving Credit Facility

On April 20, 2007, the Company entered into its Third Amended and Restated Credit Agreement.  This new revolving credit facility replaces the Second Amended and Restated Credit Agreement, as amended, which was scheduled to expire on May 1, 2007.

The new revolving credit facility provides a commitment of up to $250 million through April 20, 2012.  Furthermore, the Company is permitted to request an increase of the revolving credit facility by an additional $250 million resulting in an aggregate commitment up to $500 million, provided that no default or event of default exists.

Interest on the new revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees, which are less than the commitment fees that were required under the expiring revolving credit facility.

The borrowings under the new revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the new revolving credit facility.  Certain of the Company’s subsidiaries are permitted to borrow under the new revolving credit facility.  Any borrowings by these subsidiaries under the new revolving credit facility are guaranteed by the Company.

Similar to the expiring revolving credit facility, the new revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

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

Vishay operates in two segments, Semiconductors and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits and optoelectronic products.  Passive Components segment products include resistors, capacitors, and inductors.  We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  While the passive components business had historically predominated at Vishay, following several acquisitions of semiconductor businesses, revenues from our Semiconductors and Passive Components segments were essentially split evenly from 2003 through the first quarter of 2007.  Revenues from our Semiconductors segment will represent approximately 55% of total revenues after the acquisition of the Power Control Systems (“PCS”) business of International Rectifier Corporation in the second quarter of 2007.

Net revenues for the first quarter of 2007 were $658.2 million, as compared to net revenues for the first quarter of 2006 of $631.1 million.   Net earnings for the first quarter of 2007 were $50.0 million, or $0.25 per diluted share compared to net earnings of $38.2 million, or $0.20 per diluted share for the first quarter of 2006.  Net earnings for the first quarter of 2007 were impacted by pretax charges for restructuring and severance costs of $2.0 million, which had a negative $0.01 after tax effect on earnings per share.  Net earnings for the first quarter of 2006 were impacted by pre-tax charges for restructuring and severance costs and related asset write-downs of $0.8 million, losses resulting from adjustments to previously existing purchase commitments of $3.3 million and write-downs of tantalum inventories to current market value of $8.2 million. These items and their tax-related consequences had a negative $0.05 effect on earnings per share.

The business environment during the first quarter of 2007 continued to be relatively friendly, continuing the business climate enjoyed by the electronic components industry during 2006.   We have seen unbroken, healthy, end-use customer demand.  Stronger than anticipated orders, in combination with available capacities, led to better than projected sales during the first quarter of 2007.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first quarter of 2006 through the first quarter of 2007 (dollars in thousands):

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006	1st Quarter 2007

Net revenues	$631,086	$660,523	$654,381	$635,487	$658,192
Gross profit margin *	24.8%	27.2%	25.6%	24.4%	26.6%
End-of-period backlog	$600,000	$653,700	$609,500	$582,500	$586,600
Book-to-bill ratio	1.14	1.07	0.92	0.94	1.00
Inventory turnover	3.31	3.35	3.28	3.21	3.19
Change in ASP vs. prior quarter	-0.2%	-1.3%	-0.1%	0.9%	-0.7%

* Gross profit margin includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience favorable economic conditions during the first quarter of 2007.  All of our end-use markets continued to appear strong, with the exception of the U.S. automotive sector.  Gross margins for the first quarter of 2007 recovered to 26.6% from a disappointing 24.4% in the fourth quarter of 2006.   Orders in the first quarter of 2007 increased 10%, reflecting increased orders in each region.  For the first quarter of 2007, the book-to-bill ratios for distribution customers and OEM customers were both 1.0, versus ratios of 0.93 and 0.94, respectively, during the fourth quarter of 2006.  We expect revenues between $730 million and $750 million for the second quarter of 2007, representing flat to 3% organic growth, plus the effect of acquisitions completed in April 2007.

Continuing the trend experienced in 2006, we experienced very little pressure on pricing during the first quarter of 2007.  We believe pricing will be stable to moderately lower in 2007.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the first quarter of 2006 through the first quarter of 2007 (dollars in thousands):

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006	1st Quarter 2007

Semiconductors
Net revenues	$304,926	$324,302	$338,755	$323,449	$322,933
Book-to-bill ratio	1.21	1.15	0.87	0.89	0.97
Gross profit margin (1)	27.4%	27.8%	26.6%	24.1%	25.4%
Passive Components
Net revenues	$326,160	$336,221	$315,626	$312,038	$335,259
Book-to-bill ratio	1.07	0.99	0.98	1.00	1.03
Gross profit margin (2)	22.4%	26.7%	24.5%	24.7%	27.8%

(1)	Gross profit margin for the Semiconductors segment includes the impact of charges to settle past quality issues.

(2)	Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

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

On April 1, 2007, we acquired the PCS business of International Rectifier Corporation for approximately $290 million (subject to adjustment for cash and net working capital at closing) in cash.  The acquired product lines, which complement our existing product portfolio, consist of planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and assemblies. The extension of Vishay’s product offerings in the high-voltage and high-power range for discrete semiconductors represents another step in Vishay’s successful strategy of being able to offer one-stop-shop service for discrete electronic components.

The acquisition includes a wafer fab in Torino, Italy, as well as facilities in Swansea, UK; Mumbai, India; and Xian, China.  At this time, Vishay has no plans for extensive restructuring. Vishay and International Rectifier entered into several transition service agreements for IT, logistics, and other functions, as well as for the supply of wafers for up to three years. In April, we successfully integrated the acquired product groups into Vishay’s existing organization.

We believe that the acquisition has the potential to materially improve our growth in revenues, return on investment, and profits.  We believe the new product lines are a favorable complement to our existing product lines, and we expect to reduce selling, general, and administrative costs through a continuation of our “one-stop-shop” marketing strategy.  We believe that the acquisition will be accretive to net earnings during the first year after the acquisition.

On April 19, 2007, we declared our cash tender offer for all shares of PM Group PLC wholly unconditional, and assumed ownership of PM Group.  PM Group is an advanced designer and manufacturer of systems used in the weighing and process control industries located in the United Kingdom.  The aggregate cash paid for all shares of PM Group was approximately $43.2 million.  We immediately sold PM Group’s electrical contracting subsidiary for approximately $18.2 million.  The transaction was funded using cash on-hand.

We continually evaluate acquisition targets to enhance new product development, round out our product lines, or grow our high margin niche market businesses.

Cost Management

We place a strong emphasis on reducing our costs.  Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

One way we reduce costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 74.2% at the end of the first quarter of 2007, compared to 74.2% at the end of 2006 and 57% when this program began in 2001.  The acquisition of the PCS business on April 1, 2007 will decrease this percentage to approximately 72.7%, but we will see improvements as we implement our on-going restructuring plans, particularly in Belgium and the Netherlands.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.  Since 2001, we have recorded over $200 million of restructuring and severance costs and recorded related asset write-downs over $75 million in order to reduce our cost structure going forward.    We have realized, and expect to continue to realize, annual net cost savings associated with these restructuring activities.

Restructuring and severance costs, as presented on the consolidated statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction program. These amounts, which have not been significant in recent years, are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations.  We do not anticipate significant restructuring activities associated with the acquisition of the PCS business in the second quarter of 2007.

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

We believe that 2007 will represent the final phase of the major restructuring efforts that have been on-going since 2001. We expect our restructuring costs for 2007 to be significantly less than the costs incurred in 2006.  Our restructuring plans for 2007 include moving certain back-end semiconductor production from the Republic of China (Taiwan) to the People’s Republic of China; completing the shift of production for a portion of product lines from Belgium to India and the People’s Republic of China; completing the shift of production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and other miscellaneous projects.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Cost of products sold	73.4%	74.7%
Gross profit	26.6%	24.8%
Selling, general & administrative expenses	16.3%	15.2%
Operating income	10.0%	9.5%
Earnings before taxes & minority interest	10.0%	8.8%
Net earnings	7.6%	6.0%
Effective tax rate	23.9%	30.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net revenues	$658,192	$631,086
Change versus prior year	$27,106
Percentage change versus prior year	4.3%

Changes in net revenues were attributable to the following:

Change attributable to:
Increase in volume	2.1%
Decrease in average selling prices	-0.7%
Foreign currency effects	2.9%
Other	0.0%

Net change	4.3%

Each of our end-use markets, with the exception of the U.S. automotive sector, and each region continued to be strong during the first quarter of 2007.   Sales volumes continued to increase, offset by relatively modest declines in average selling prices.  The weakening U.S. dollar also effectively increased the amount reported for revenues during the first quarter of 2007.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $15.9 million and $12.9 million for the first quarters of 2007 and 2006, respectively, or 2.4% and 2.0% of gross sales, respectively.  Actual credits issued under the programs during the first quarters of 2007 and 2006 (accrued at the time of sale) were approximately $13.9 million and $16.9 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Gross Profit and Margins

Cost of products sold as a percentage of net sales for the first quarter of 2007 was 73.4%, as compared to 74.7% for the first quarter of 2006.  Gross profit as a percentage of net sales for the first quarter of 2007 was 26.6%, as compared to 24.8% for the first quarter of 2006.  Gross profit margins for 2006 reflect losses on tantalum purchase commitments of $3.3 million and adjustments of $8.2 million to write-down tantalum inventories to then-current market value.  Gross profit margins for 2007 reflect increased fixed costs, partially due to the weaker U.S. dollar.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Business in our Semiconductors segment has continued to be stable, with orders increasing across several product lines.  We continue to expand capacity and introduce new technologies and products.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net revenues	$322,933	$304,926
Change versus prior year	$18,007
Percentage change versus prior year	5.9%

Changes in Semiconductors segment net revenues were attributable to the following:

Change attributable to:
Increase in volume	5.8%
Decrease in average selling prices	-1.8%
Foreign currency effects	2.0%
Other	-0.1%

Net change	5.9%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Gross margin percentage	25.4%	27.4%

Gross margins in the first quarter of 2007, compared to gross margins in comparable prior year quarter, were negatively impacted by additional fixed costs.  However, gross margins on a sequential basis improved versus the disappointing fourth quarter 2006 performance.  We expect continued improvement in gross margins in future quarters, excluding the impacts of the acquired PCS business.

Passive Components

Our Passive Components segment has shown steady improvement over the past two years, due to cost reduction and a better pricing strategy.   The profitability for this segment is expected to improve as a result of our ongoing optimization and cost reduction efforts.  Average selling prices compared to the prior year have increased, due to selective price increases and a better product mix.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Net revenues	$335,259	$326,160
Change versus prior year	$9,099
Percentage change versus prior year	2.8%

Changes in Passive Components segment net revenues were attributable to the following:

Change attributable to:
Decrease in volume	-1.3%
Increase in average selling prices	0.4%
Foreign currency effects	3.7%
Other	0.0%

Net change	2.8%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended

	March 31, 2007	April 1, 2006

Gross margin percentage	27.8%	22.4%

Gross profit margins for the Passive Components segment for 2006 reflect losses on tantalum purchase commitments of $3.3 million and adjustments of $8.2 million to write-down tantalum inventories to then-current market value.  The absence of these items was the primary reason for the increase in gross margin versus the comparable prior year quarter.

Over the past several years, we have recognized improvements in the margins of our Passive Components product lines as a result of the significant cost reduction programs that we initiated.  These programs have included and will continue to include combining facilities and shifting production to lower cost regions.  The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the first quarter of 2007 were 16.3% of net revenues as compared to 15.2% for the comparable prior year period.  The increased level of SG&A costs reflects approximately $1.6 million of pre-acquisition integration costs for the PCS business.   A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs.  The acquisition of the PCS business is expected to have the impact of reducing SG&A costs as a percentage of net revenues.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001.  Our restructuring activities have been designed to reduce both fixed and variable costs.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   Although restructuring costs are anticipated to be significantly lower in 2007 compared to prior years, we expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above, in Note 4 to our consolidated financial statements, and in Note 3 to our consolidated condensed financial statements included in Part I of this document.

We continued our restructuring activities during the first quarter of 2007, recording restructuring and severance costs of $2.0 million.

Other Income (Expense)

Interest expense for the first quarter of 2007 decreased by $1.5 million as compared to the first quarter of 2006.  This decrease is primarily due to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and decreases in the variable rate paid on the exchangeable notes due 2102.

The following table analyzes the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended

	March 31, 2007	April 1, 2006	Change

Foreign exchange loss	$(373)	$(1,777)	$1,404
Interest income	6,479	4,686	1,793
Dividend income	—	98	(98)
Gain on disposal of property and equipment	1,520	938	582
Other	(541)	336	(877)

	$7,085	$4,281	$2,804

Income Taxes

The effective tax rate, based on earnings before income taxes and minority interest, for the first quarter of 2007 was 23.9% as compared to 30.9% for the comparable prior year period.  We recorded no tax benefit associated with the losses on tantalum purchase commitments and the write-down of tantalum inventories to then-current market value in the first quarter of 2006.

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

Furthermore, as described in Note 4 to our condensed consolidated financial statements, Vishay adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007, and recorded a cumulative charge to retained earnings of approximately $2.1 million.  The adoption of FIN 48 did not have a material impact on our effective tax rate for the first quarter of 2007.

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

Financial Condition and Liquidity

Cash and cash equivalents were $333.3 million as of March 31, 2007, as compared to $671.6 million as of December 31, 2006.  Our cash and cash equivalents balance at March 31, 2007 does not reflect $333.4 million of restricted cash, which was utilized for the acquisitions of the PCS business of International Rectifier and PM Group in April 2007.

At March 31, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  We were able to utilize cash held by our foreign subsidiaries to acquire a portion of the PCS business and PM Group in April 2007.  These acquisitions were funded with cash on-hand.

Our financial condition as of March 31, 2007 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, as compared to a ratio of 3.2 to 1 at December 31, 2006.  The decrease in this ratio is primarily due to the reclassification of cash held for acquisitions.  Our ratio of total debt (including current portion) to stockholders’ equity was 0.19 to 1 at March 31, 2007, as compared to 0.20 to 1 at December 31, 2006.

Cash flows from operations were $24.5 million for the three fiscal months ended March 31, 2007, as compared to cash flows from operations of $53.2 million for the comparable prior year period.   This decrease is largely attributable to payments to terminated employees under our on-going restructuring programs and other changes in working capital.

Cash paid for property and equipment for the three fiscal months ended March 31, 2007 was $31.4 million, as compared to $36.1 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $215 million in 2007, principally to expand capacity in our Semiconductors segment businesses (including the acquired PCS business).   Capital spending in 2007 for the PCS business is expected to be approximately $25 million, which includes spending to expand capacity and to integrate information technology systems.

Our debt levels are essentially the same at March 31, 2007 as they were at December 31, 2006.

We maintain a secured revolving credit facility, which was amended and restated on April 20, 2007.  This new revolving credit facility replaces our previous revolving credit facility, which was scheduled to expire on May 1, 2007.

The new revolving credit facility provides a commitment of up to $250 million through April 20, 2012.  Furthermore, we are permitted to request an increase of the revolving credit facility by an additional $250 million, resulting in an aggregate commitment up to $500 million, provided that no default or event of default exists.

Interest on the new revolving credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees, which are less than the commitment fees that were required under the expiring revolving credit facility.

Similar to the expiring revolving credit facility, the new revolving credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at March 31, 2007.

Borrowings under the new revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the new revolving credit facility.  Certain of our subsidiaries are permitted to borrow under the new revolving credit facility.  Any borrowings by these subsidiaries under the new revolving credit facility are guaranteed by Vishay.

The timing and location of scheduled payments has required us to draw on our revolving credit facilities from time to time over the past year.  While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash on hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans.  Additional acquisition activity may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; difficulties in integrating acquired companies, including International Rectifier’s PCS business and the PM Group on-board vehicle weighing business, the inability to realize anticipated synergies and expansion possibilities and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, under-utilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility.  No amounts were outstanding under this facility at March 31, 2007 or at December 31, 2006.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of March 31, 2007 and December 31, 2006, we did not have any outstanding interest rate swap or cap agreements.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, Israel, and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of March 31, 2007 and December 31, 2006, we did not have any outstanding foreign currency forward exchange contracts.

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

There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2007, Vishay acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation.  On April 9, 2007, International Rectifier Corporation announced an internal investigation of accounting irregularities at a foreign subsidiary, indicating that material weaknesses in internal control over financial reporting existed.  While Vishay did not acquire this subsidiary, Vishay management is evaluating the impact, if any, of this on-going investigation on the internal control over financial reporting of the PCS business.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1*

Amendment and Waiver Agreement, dated as of March 30, 2007, by and between Vishay Intertechnology, Inc., Siliconix inc., V.I.E.C., Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc. (acting in its function as managing partner of the limited partnership, Siliconix Technology C.V.), Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., and International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd and IR International Holdings China, Inc.  Incorporated by reference to Exhibit 2.1 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

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

* International Rectifier Corporation has requested confidential treatment with respect to certain portions of this agreement, which have been omitted from the exhibit.  The omitted portions have been filed separately by International Rectifier with the Securities and Exchange Commission.  Certain schedules have been omitted in reliance upon Item 601(b)(2) of Regulation S-K.  Vishay agrees to furnish the SEC, supplementally, a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Richard N. Grubb

Richard N. Grubb, Executive Vice President, Treasurer, and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2007