Form 10-Q
period 2007-06-30
VISHAY INTERTECHNOLOGY INC
filed 2007-08-08
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 3, 2007, the registrant had 171,986,516 shares of its common stock and 14,358,361 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q

JUNE 30, 2007

PART I  - FINANCIAL INFORMATION

Item 1.          Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,667	$671,586
Accounts receivable, net	454,404	351,656
Inventories:
Finished goods	169,526	163,576
Work in process	222,105	194,734
Raw materials	173,442	178,543
Deferred income taxes	43,407	38,368
Prepaid expenses and other current assets	138,054	128,784
Assets held for sale (see Note 2)	65,450	—

Total current assets	1,653,055	1,727,247
Property and equipment, at cost:
Land	101,022	94,803
Buildings and improvements	460,215	441,659
Machinery and equipment	1,917,840	1,818,660
Construction in progress	88,071	85,288
Allowance for depreciation	(1,399,386)	(1,316,045)

	1,167,762	1,124,365
Goodwill	1,622,528	1,463,992
Other intangible assets, net	198,452	168,263
Other assets	182,641	208,029

Total assets	$4,824,438	$4,691,896

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 30, 2007	December 31, 2006

	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$4,551	$526
Trade accounts payable	139,432	145,919
Payroll and related expenses	129,855	132,922
Other accrued expenses	216,457	203,986
Income taxes	48,136	47,333
Current portion of long-term debt	1,901	3,728
Liabilities related to assets held for sale (see Note 2)	13,085	—

Total current liabilities	553,417	534,414
Long-term debt less current portion	607,528	608,434
Deferred income taxes	18,167	15,923
Deferred grant income	3,048	5,732
Other liabilities	133,422	155,963
Accrued pension and other postretirement costs	289,818	285,823
Minority interest	4,798	4,794
Stockholders’ equity:
Common stock	17,197	17,010
Class B common stock	1,435	1,436
Capital in excess of par value	2,251,143	2,229,972
Retained earnings	885,522	796,902
Accumulated other comprehensive income	58,943	35,493

Total stockholders’ equity	3,214,240	3,080,813

Total liabilities and stockholders’ equity	$4,824,438	$4,691,896

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Fiscal quarter ended

	June 30, 2007	July 1, 2006

Net revenues	$715,861	$660,523
Cost of products sold	537,946	479,808
Loss on purchase commitments	—	794

Gross profit	177,915	179,921
Selling, general, and administrative expenses	113,114	104,317
Restructuring and severance costs	1,240	8,227
Asset write-downs	2,665	3,794

Operating income	60,896	63,583
Other income (expense):
Interest expense	(7,407)	(8,407)
Loss on early extinguishment of debt	—	(2,854)
Other	4,208	3,723

	(3,199)	(7,538)

Income from continuing operations before taxes and minority interest	57,697	56,045
Income taxes	15,394	12,822
Minority interest	258	381

Income from continuing operations	42,045	42,842
Loss from discontinued operations, net of tax	(1,298)	—

Net earnings	$40,747	$42,842

Basic earnings (loss) per share:*
Continuing operations	$0.23	$0.23
Discontinued operations	$(0.01)	$—
Net earnings	$0.22	$0.23
Diluted earnings (loss) per share:*
Continuing operations	$0.22	$0.22
Discontinued operations	$(0.01)	$—
Net earnings	$0.22	$0.22
Weighted average shares outstanding - basic	185,422	184,419
Weighted average shares outstanding - diluted	192,578	217,803

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings per share)

	Six fiscal months ended

	June 30, 2007	July 1, 2006

Net revenues	$1,374,053	$1,291,609
Cost of products sold	1,020,987	951,094
Loss on purchase commitments	—	4,097

Gross profit	353,066	336,418
Selling, general, and administrative expenses	220,102	200,169
Restructuring and severance costs	3,266	8,925
Asset write-downs	2,665	3,874

Operating income	127,033	123,450
Other income (expense):
Interest expense	(14,598)	(17,064)
Loss on early extinguishment of debt	—	(2,854)
Other	11,293	8,004

	(3,305)	(11,914)

Income from continuing operations before taxes and minority interest	123,728	111,536
Income taxes	31,172	29,967
Minority interest	547	567

Income from continuing operations	92,009	81,002
Loss from discontinued operations, net of tax	(1,298)	—

Net earnings	$90,711	$81,002

Basic earnings (loss) per share:*
Continuing operations	$0.50	$0.44
Discontinued operations	$(0.01)	$—
Net earnings	$0.49	$0.44
Diluted earnings (loss) per share:*
Continuing operations	$0.48	$0.41
Discontinued operations	$(0.01)	$—
Net earnings	$0.47	$0.41
Weighted average shares outstanding - basic	184,942	184,345
Weighted average shares outstanding - diluted	203,702	218,204

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended

	June 30, 2007	July 1, 2006

Continuing operating activities
Net earnings	$90,711	$81,002

Adjustments to reconcile net earnings to net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	1,298	—
Depreciation and amortization	104,617	92,902
Gain on disposal of property and equipment	(1,380)	(1,306)
Loss on early extinguishment of debt	—	2,854
Minority interest in net earnings of consolidated subsidiaries	547	567
Asset write-downs	2,665	3,874
Write-downs of tantalum inventories	—	8,228
Inventory write-offs for obsolescence	12,886	13,655
Deferred grant income	(2,788)	(3,017)
Other	11,147	20,856
Changes in operating assets and liabilities, net of effects of businesses acquired	(126,204)	(89,109)

Net cash provided by continuing operating activities	93,499	130,506
Continuing investing activities
Purchase of property and equipment	(73,736)	(70,101)
Redemption of short-term investment	—	9,925
Proceeds from sale of property and equipment	951	4,935
Purchase of businesses, net of cash acquired	(330,930)	—
Proceeds from sale of businesses	18,517	191
Other investing activities	(1,862)	—

Net cash used in continuing investing activities	(387,060)	(55,050)
Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(2,656)	(145,448)
Proceeds from long-term debt	—	75
Net borrowings on revolving credit lines	(1,257)	—
Net changes in short-term borrowings	4,022	3,135
Proceeds from stock options exercised	20,600	2,791

Net cash provided by (used in) continuing financing activities	20,709	(139,447)
Effect of exchange rate changes on cash and cash equivalents	5,524	16,461

Net decrease in cash and cash equivalents from continuing activities	(267,328)	(47,530)

Net cash used by discontinued operating activities	(17,482)	—
Net cash used by discontinued investing activities	(109)	—
Net cash used by discontinued financing activities	—	—

Net cash used by discontinued operations	(17,591)	—

Net decrease in cash and cash equivalents	(284,919)	(47,530)
Cash and cash equivalents at beginning of period	671,586	622,577

Cash and cash equivalents at end of period	$386,667	$575,047

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the quarter and six fiscal months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

As further described below, the Company acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation and PM Group PLC in April 2007.  Concurrent with the acquisition of PM Group PLC, Vishay sold PM Group’s electrical contracting business.  Vishay intends to sell the automotive module and subsystems business acquired as part of the PCS business.

During the first quarter of 2007, the Company sold two non-core product lines and recognized a gain of $1.8 million in other income.

Acquisition of Power Control Systems Business

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.2 million, net of cash acquired.  The transaction was funded using cash on-hand.  The final purchase price is pending the resolution of a net working capital adjustment as of the date of acquisition, which is expected in the third quarter of 2007.

The PCS business product lines include planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subsystems.  As further described below, Vishay intends to sell the automotive modules and subsystems business.

Vishay acquired all of the outstanding stock of six International Rectifier subsidiaries engaged in the conduct of the PCS business.  Vishay also acquired certain assets of International Rectifier used in connection with the PCS business, principally intellectual property, inventory, and equipment.

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

The results of operations of the PCS business are included in the results of the Semiconductors segment from April 1, 2007, excluding the automotive modules and subsystems business unit, which is reported as discontinued operations as described below.

The acquisition has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles.  Accordingly, the purchase price has been  preliminarily allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Working capital	$6,507
Property and equipment	55,932
Completed technology	12,800
Customer relationships	11,700
Tradenames	2,100
Other intangible assets	2,000
Net assets held for sale	34,107
Deferred taxes	(2,143)

Total identified assets and liabilities	$123,003

Purchase price, net of cash acquired	$282,652
Direct costs of acquisition	2,581

Total purchase price	$285,233

Goodwill	$162,230

The completed technology, customer relationships, tradenames, and other intangible assets will be amortized over weighted average useful lives of 10 years, 10 years, 3 years, and 1.5 years, respectively.

The goodwill associated with the transaction has been allocated to the Semiconductors reporting unit.  The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.  The goodwill associated with this acquisition is not deductible for income tax purposes.

In evaluating the acquisition of the PCS business, the Company focused primarily on the business’s revenues and customer base, the strategic fit of the business’s product line with the Company’s existing product offerings, and opportunities for cost reductions and other synergies, rather than on the business’s tangible assets, such as its property, equipment, and inventory.  As a result, the fair value of the acquired assets corresponds to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill associated with the acquisition.

This preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets, the resolution of the net working capital adjustment with the seller, the outcome of the intended sale of the automotive modules and subsystems business, the adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date, and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Intended Sale of Automotive Modules and Subsystems Business

After considerable evaluation both before and after the closing of the PCS acquisition, Vishay formally announced on July 25, 2007 that it intended to sell the automotive modules and subsystems business unit (“ASBU”), because the business would not satisfactorily complement Vishay’s operations.

As a result of the intended sale, the Company has reported the results of operations of the ASBU as discontinued operations.  The assets and liabilities of the ASBU have been separately reported in the consolidated condensed balance sheet as “assets held for sale” and “liabilities related to assets held for sale.”  Long-lived assets held for sale have not been depreciated or amortized.  The Company has allocated no goodwill to the ASBU.

An active program to locate a buyer has been initiated.  Vishay expects to complete a sale by April 1, 2008, but cannot assure that it will be able to successfully divest this business.

Financial results of discontinued operations for the fiscal quarter ended June 30, 2007 are as follows (in thousands):

Fiscal quarter ended June 30, 2007

Net revenues	$15,321
Loss before income taxes	$(1,862)
Tax benefit	564

Loss from discontinued operations, net of tax	$(1,298)

Assets held for sale and liabilities related to assets held for sale at June 30, 2007 (with comparative disclosures as of the date of acquisition) are as follows (in thousands):

	June 30, 2007	Date of Acquisition (April 1, 2007)

Cash and cash equivalents	$—	$—
Accounts receivable	493	479
Inventories	15,885	12,361
Prepaid expenses and other current assets	13,724	20,289
Fixed assets	31,149	30,086
Intangible assets	4,199	4,100

Assets held for sale	65,450	67,315

Trade accounts payable	2,123	5,503
Other accrued expenses	9,583	26,336
Other liabilities	132	131
Accrued pension costs	1,247	1,238

Liabilities related to assets held for sale	13,085	33,208

Net assets held for sale	$52,365	$34,107

Acquisition of PM Group PLC and Sale of its Electrical Contracting Business

On April 19, 2007, the Company declared its cash tender offer for all shares of PM Group PLC wholly unconditional, and assumed ownership of PM Group.  PM Group is an advanced designer and manufacturer of systems used in the weighing and process control industries located in the United Kingdom.  The aggregate cash paid for all shares of PM Group was approximately $45.7 million.  The transaction was funded using cash on-hand.

Concurrent with the completion of the transaction, Vishay sold PM Group’s electrical contracting business for approximately $16.1 million.  No gain or loss was recognized on the sale of the electrical contracting business.

The results of operations of PM Group are included in the results of the Passive Components segment from April 19, 2007.  After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $12.7 related to this acquisition.  The goodwill associated with this acquisition is not deductible for income tax purposes.   The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments.  There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of the PCS business and PM Group had occurred at the beginning of each period presented (in thousands, except pro forma earnings per share):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Pro forma net revenues	$717,415	$731,833	$1,445,938	$1,427,530

Pro forma income from continuing operations	$41,946	$52,108	$98,889	$98,295
Pro forma loss from discontinued operations	(1,298)	(1,828)	(2,145)	(4,005)

Proforma net earnings	$40,648	$50,280	$96,744	$94,290

Pro forma per share - basic:
Income from continuing operations	$0.23	$0.28	$0.53	$0.53
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net earnings	$0.22	$0.27	$0.52	$0.52
Pro forma per share - diluted:
Income from continuing operations	$0.22	$0.26	$0.51	$0.49
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Net earnings	$0.21	$0.24	$0.50	$0.47

The pro forma information includes adjustments to depreciation based on the fair value of property and equipment, adjustments to amortization based on the fair value of intangible assets, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Note 3 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees.   Restructuring and severance costs include one-time exit costs recognized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance benefits pursuant to an on-going benefit arrangement recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits ,  and related pension curtailment and settlement charges recognized pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits . Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination.  Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met.  Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.  Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

Second Quarter 2007

The Company recorded restructuring and severance costs of $1,240,000 for the second quarter of 2007.  Employee termination costs were $995,000 covering 115 technical, production, administrative and support employees located in Belgium, Germany, Hungary, and the United States.  The Company also incurred $245,000 of other exit costs during the quarter.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded an asset write-down of $2,665,000 to reduce the carrying value of a building to its expected selling price.  The building had been vacated as part of restructuring activities.

Six Fiscal Months Ended 2007

The Company recorded restructuring and severance costs of $3,266,000 for the six fiscal months ended June 30, 2007. Employee termination costs were $1,821,000, covering 151 technical, production, administrative and support employees located in Belgium, Germany, Hungary, and the United States.  The Company also incurred $1,445,000 of other exit costs during the quarter, principally to consolidate warehouse facilities in the United States.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded an asset write-down of $2,665,000 to reduce the carrying value of a building to its expected selling price.  The building had been vacated as part of restructuring activities.

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$1,821	$1,445	$3,266	151
Utilized	(365)	(232)	(597)	(79)
Foreign currency translation	(4)	—	(4)	—

Balance at June 30, 2007	$1,452	$1,213	$2,665	72

Second Quarter 2006

The Company recorded restructuring and severance costs of $8,227,000 for the second quarter of 2006.  Restructuring of European and Asian operations included $6,626,000 of employee termination costs related to 335 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, the United Kingdom, Portugal, Hungary, the Philippines, Republic of China (Taiwan), Japan, India, and China.  Another $495,000 of severance costs relates to termination costs of 46 technical, production, administrative and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $619,000 related to 52 employees in the Republic of China (Taiwan).  The Company also incurred $1,106,000 of other exit costs during the quarter, principally to consolidate facilities in the United States and Hungary.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $3,794,000 related to these restructuring programs during the second quarter of 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Six Fiscal Months Ended July 1, 2006

The Company recorded restructuring and severance costs of $8,925,000 during the six fiscal months ended July 1, 2006. Restructuring of European and Asian operations included $6,916,000 of employee termination costs related to 360 technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, the United Kingdom, Portugal, Hungary, the Philippines, Republic of China (Taiwan), Japan, India, and China.  Another $541,000 of severance costs relates to termination costs of 49 technical, production, administrative and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $619,000 related to 52 employees in the Republic of China (Taiwan). The Company also incurred $1,468,000 of other exit costs during the six fiscal months ended July 1, 2006, principally to consolidate facilities in the United States and Hungary.  The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $3,874,000 related to these restructuring programs during the six fiscal months ended July 1, 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Year Ended December 31, 2006

The Company recorded restructuring and severance costs of $40,220,000 during the year ended December 31, 2006.   Restructuring of European and Asian operations included $34,136,000 of employee termination costs related to 813 technical, production, administrative, and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Portugal, Hungary, the Philippines, the Republic of China (Taiwan), Japan, India, Malaysia, and the People’s Republic of China.  Another $927,000 of severance costs relates to termination costs of 98 technical, production, administrative, and support employees in the United States.  Included in employee termination costs is a pension settlement charge of $562,000 related to 52 employees in the Republic of China (Taiwan). The Company also incurred $5,157,000 of other exit costs during the year ended December 31, 2006, principally to consolidate operations in Germany, Brazil, Japan, the United States, and Hungary.   The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.  The Company also recorded asset write-downs and write-offs of $6,685,000 related to these restructuring programs during the year ended December 31, 2006.  These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.  Asset write-downs also included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

	Severance Costs	Other Exit Costs	Total	Employees to be Terminated

Restructuring and severance costs	$35,063	$5,157	$40,220	911
Utilized	(11,230)	(1,858)	(13,088)	(488)
Foreign currency translation	707	121	828	—

Balance at December 31, 2006	$24,540	$3,420	$27,960	423
Utilized	(13,596)	(3,071)	(16,667)	(376)
Foreign currency translation	282	(35)	247	—

Balance at June 30, 2007	$11,226	$314	$11,540	47

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by June 30, 2008.  The payment terms related to these restructuring programs varies, usually based on local customs and laws.  Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the six fiscal month periods ended June 30, 2007 and July 1, 2006 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.  The Company recorded no tax benefit associated with the 2006 tantalum-related charges discussed in Note 10.

Vishay adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosures.  The cumulative effect of the initial application of the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings upon adoption.  Vishay’s adoption of FIN 48 resulted in a decrease in retained earnings of $2,091,000.

Including the cumulative effect, as of the adoption date of FIN 48, Vishay had approximately $48.2 million of total gross unrecognized tax benefits. Of this total, approximately $43.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  During the second quarter of 2007, the Company recorded additional tax expense for changes in uncertain tax positions of $3,394,000, related to tax positions taken in prior years.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of the adoption date, Vishay had accrued interest and penalties related to the unrecognized tax benefits of $1.8 million.

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions.  The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002.  The Company’s U.S. federal tax return for 2004 is currently under examination.  The tax returns of significant consolidated subsidiaries are also currently under examination, including Germany (2001-2004); Israel (2002 and later years); and Republic of China (Taiwan) (1996 and later years).   The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.   The Company anticipates that the examinations of significant subsidiaries in Germany may be completed in 2007.  Given the current status of these examinations, the Company cannot reliably estimate the resulting increase or decrease in unrecorded tax benefits in the next 12 months.

Note 5 – Long-Term Debt

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

Interest on the new revolving credit facility is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees, which are less than the commitment fees that were required under the expired revolving credit facility.

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

Similar to the expired revolving credit facility, the new revolving credit facility restricts the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

Convertible Subordinated Notes, due 2023

In 2003, the Company sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. The notes pay interest semiannually.

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur.  None of these conditions had occurred as of June 30, 2007.  The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes (an aggregate of 23,496,250 shares).

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

Pursuant to the indenture governing the notes, Vishay has the right to pay the conversion value or purchase price for the notes in cash, Vishay common stock, or a combination of both.  In June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the notes in shares of Vishay common stock.  In accordance with the resolution of its Board, in the future, if notes are tendered for repurchase, Vishay will pay the repurchase price in cash, and if notes are submitted for conversion, Vishay will value the shares issuable upon conversion and will pay in cash an amount equal to the principal amount of the converted notes and will issue shares in respect of the conversion value in excess of the principal amount.  See also Note 12.

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

As a result of the early extinguishment of the LYONs in the second quarter of 2006, the Company recognized a pretax, non-cash write-off of unamortized debt issuance costs associated with the 2001 issuance of the LYONs totaling $2,854,000.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net earnings	$40,747	$42,842	$90,711	$81,002
Other comprehensive income (loss):
Foreign currency translation adjustment	6,451	36,313	18,569	44,572
Unrealized gain (loss) on available for sale securities	2	13	(38)	17
Pension and other postretirement adjustments	1,996	(1,142)	4,919	(1,141)

Total other comprehensive income	8,449	35,184	23,450	43,448

Comprehensive income	$49,196	$78,026	$114,161	$124,450

The Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans effective December 31, 2006.  Other comprehensive income (loss) for the quarter and six fiscal months ended June 30, 2007 includes reclassification adjustments for the amortization of actuarial items recognized in net earnings during the quarter, net of tax.  The amortization of these items was not reflected in other comprehensive income in periods prior to the adoption of SFAS No. 158.  See Note 7 for disclosure of the pretax amortization of actuarial items included in net periodic pension cost and net periodic benefit cost for each of the periods presented.

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second quarters of 2007 and 2006 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended June 30, 2007		Fiscal quarter ended July 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$1,098	$1,169	$1,369	$1,068
Interest cost	3,960	2,693	3,981	2,231
Expected return on plan assets	(5,132)	(732)	(4,806)	(231)
Amortization of prior service cost	807	—	326	—
Curtailments	—	—	—	619
Amortization of losses	81	1,225	1,789	811

Net periodic benefit cost	$814	$4,355	$2,659	$4,498

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 30, 2007 and July 1, 2006 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended June 30, 2007		Six fiscal months ended July 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$2,326	$2,327	$2,738	$2,119
Interest cost	7,935	5,326	7,962	4,394
Expected return on plan assets	(10,276)	(1,451)	(9,612)	(462)
Amortization of prior service cost	1,662	—	652	—
Curtailments	—	—	—	619
Amortization of losses	162	2,439	3,578	1,596

Net periodic benefit cost	$1,809	$8,641	$5,318	$8,266

The following table shows the components of the net periodic benefit cost for the second quarters of 2007 and 2006 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Fiscal quarter ended June 30, 2007		Fiscal quarter ended July 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$59	$114	$74	$104
Interest cost	286	90	314	82
Amortization of prior service cost	21	—	21	—
Amortization of transition obligation	48	—	48	—
Amortization of (gains) losses	(6)	—	1	—

Net periodic benefit cost	$408	$204	$458	$186

The following table shows the components of the net periodic benefit cost for the six fiscal months ended June 30, 2007 and July 1, 2006 for the Company’s defined benefit other postretirement benefit plans (in thousands):

	Six fiscal months ended June 30, 2007		Six fiscal months ended July 1, 2006

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$118	$225	$148	$204
Interest cost	572	178	628	160
Amortization of prior service cost	42	—	42	—
Amortization of transition obligation	96	—	96	—
Amortization of (gains) losses	(12)	—	2	—

Net periodic benefit cost	$816	$403	$916	$364

Note 8 – Stock-Based Compensation

As of December 31, 2006, the Company had three active stockholder-approved stock option programs, namely the 1997 Stock Option Program, the 1998 Stock Option Program, and a stock option plan assumed in the 2001 acquisition of General Semiconductor, Inc.

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

On May 22, 2007, the stockholders of the Company approved the 2007 Stock Option Program.  Under the 2007 Stock Option Program, up to 3,000,000 shares of common stock may be granted to executives and key employees who are responsible for or contribute to the management, growth, and profitability of the business of Vishay.  Options are available for grant until May 22, 2017.  No options were granted pursuant to this plan as of June 30, 2007.

Stock Options

Option activity under the stock option plans as of June 30, 2007 and changes in the six fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding:
December 31, 2006	6,706	$16.47
Granted	520	17.34
Exercised	(1,865)	11.05
Cancelled	(540)	20.45

Outstanding at June 30, 2007	4,821	$18.21	3.56

Vested and expected to vest at June 30, 2007	4,821	$18.21	3.56

Exercisable at June 30, 2007	4,236	$18.34	2.80

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below.  Options granted during the six fiscal months ended June 30, 2007 had a weighted average fair value of $9.95, and an exercise price equal to the market value of the underlying shares of Vishay common stock on the date of grant.

2007 Grants

Expected dividend yield	0.0%
Risk-free interest rate	4.8%
Expected volatility	59.8%
Expected life (in years)	7.23

The 520,000 options granted during the six fiscal months ended June 30, 2007 were made from the approved allotment under the 1998 Stock Option Program.  An aggregate 420,000 options were granted on May 22, 2007 pursuant to an amendment to the 1998 Stock Option Program approved at Vishay’s annual meeting of stockholders.

During the quarters ended June 30, 2007 and July 1, 2006, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $389,000 and $238,000, respectively.  At June 30, 2007, there was approximately $5.1 million of unrecognized compensation cost related to unvested stock options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2007 of $15.82 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007 would be approximately $2.5 million.  This amount changes based on changes in the fair market value of the Company’s common stock.  Total intrinsic value of options exercised during the six fiscal months ended June 30, 2007 was approximately $10.7 million.

Phantom Stock Plan

On both January 3, 2007 and January 3, 2006, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2007 and 2006, the Company recognized compensation expense of $344,000 and $348,000, respectively, equal to the market value of the underlying stock on the date of grant.

Note 9 – Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign laws and regulations governing environmental matters, including the use, discharge, and disposal of hazardous materials. The Company’s manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company’s financial condition.

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

As part of the acquisition of General Semiconductor in 2001, the Company assumed responsibility for remediation of environmental matters.  During the second quarter of 2006, in response to comments from the New York State Department of Environmental Conservation, the Company revised its workplan for one former General Semiconductor site.  Based on this revised workplan, the Company re-evaluated its estimate of the ultimate remediation costs for this site and recorded an additional $3.6 million of expenses within selling, general, and administrative expenses to increase the accrued liability to the Company’s best estimate of remediation costs.

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

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”).  Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs,  inventory write-downs, losses on purchase commitments, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business segment.  The following table sets forth business segment information for the fiscal quarters and six fiscal months ended June 30, 2007 and July 1, 2006 (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues:
Semiconductors
Product sales	$378,684	$323,353	$699,350	$626,080
Royalty revenues	1,003	949	3,270	3,148

Total Semiconductors	379,687	324,302	702,620	629,228

Passive Components
Product sales	336,174	336,221	671,433	662,381

Total Passive Components	336,174	336,221	671,433	662,381

	$715,861	$660,523	$1,374,053	$1,291,609

Segment operating income:
Semiconductors	$43,795	$50,413	$84,478	$93,589
Passive Components	29,398	35,478	64,315	71,867
Corporate	(8,392)	(5,893)	(15,829)	(13,282)
Restructuring and severance costs	(1,240)	(8,227)	(3,266)	(8,925)
Asset write-downs	(2,665)	(3,794)	(2,665)	(3,874)
Loss on purchase commitments	—	(794)	—	(4,097)
Write-downs of tantalum	—	—	—	(8,228)
Environmental remediation	—	(3,600)	—	(3,600)

Consolidated operating income	$60,896	$63,583	$127,033	$123,450

Restructuring and severance costs:
Semiconductors	$618	$1,368	$836	$1,542
Passive Components	622	6,859	2,430	7,383

	$1,240	$8,227	$3,266	$8,925

Asset write-offs:
Semiconductors	$2,665	$3,748	$2,665	$3,748
Passive Components	—	46	—	126

	$2,665	$3,794	$2,665	$3,874

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Numerator:
Numerator for basic earnings per share:
Income from continuing operations	$42,045	$42,842	$92,009	$81,002
Loss from discontinued operations	(1,298)	—	(1,298)	—

Net earnings	$40,747	$42,842	$90,711	$81,002

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	913	4,678	4,918	9,476

Numerator for diluted earnings per share:
Income from continuing operations	$42,958	$47,520	$96,927	$90,478
Loss from discontinued operations	(1,298)	—	(1,298)	—

Net earnings	$41,660	$47,520	$95,629	$90,478

Denominator:
Denominator for basic earnings per share:
Weighted average shares	185,422	184,419	184,942	184,345
Effect of dilutive securities:
Convertible and exchangeable notes	6,177	32,351	17,925	32,916
Employee stock options	872	947	728	858
Other	107	86	107	85

Dilutive potential common shares	7,156	33,384	18,760	33,859

Denominator for diluted earnings per share:
Adjusted weighted average shares	192,578	217,803	203,702	218,204

Basic earnings (loss) per share:*
Continuing operations	$0.23	$0.23	$0.50	$0.44
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net earnings	$0.22	$0.23	$0.49	$0.44
Diluted earnings (loss) per share:*
Continuing operations	$0.22	$0.22	$0.48	$0.41
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Net earnings	$0.22	$0.22	$0.47	$0.41

* May not add due to rounding.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	—	11,748	—
Exchangeable Unsecured Notes, due 2102	—	—	—	—
LYONs, due 2021	—	—	—	—
Weighted average employee stock options	2,527	4,112	3,297	4,697
Weighted average warrants	8,824	8,824	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events.  While none of these events has occurred as of June 30, 2007, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always considered these notes in its diluted earnings per share computation during periods in which they are dilutive.

As described in Note 5, in June 2006, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock.  Accordingly, the notes will be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay will calculate the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number will be included in the total diluted shares figure for the period.  If the average market price is less than $21.28, no shares will be included in the diluted earnings per share computation.  For the six fiscal months ended June 30, 2007, the computation of diluted earnings per share is weighted for the periods that the notes were considered conventional convertible debt and for the period  the notes were considered net share settlement securities.

The Company made a cash repurchase of all outstanding Liquid Yield Option™ Notes (“LYONs”) on June 4, 2006.   Prior to repurchase, the LYONs were convertible into 3,809,000 shares of common stock.  The earnings per share computation for the 2006 periods include the 3,809,000 shares that would have been issued in a normal conversion of the LYONs, weighted for the periods they were outstanding.

Note 13 – New Accounting Pronouncements

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

Vishay operates in two segments, Semiconductors and Passive Components.  Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products.  Passive Components segment products include resistors, capacitors, and inductors.  We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.  While the passive components business had historically predominated at Vishay, following several acquisitions of semiconductor businesses, revenues from our Semiconductors and Passive Components segments were essentially split evenly from 2003 through the first quarter of 2007.  On April 1, 2007, Vishay acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation, which has been included in the Semiconductors segment.  Going forward, revenues from our Semiconductors segment are expected to represent slightly more than half of our total revenues.

Net revenues for the second quarter of 2007 were $715.9 million, compared to $660.5 million for the fiscal quarter ended July 1, 2006.  Net income from continuing operations for the fiscal quarter ended June 30, 2007 was $42.0 million, or $0.22 per diluted share, compared with net earnings for the fiscal quarter ended July 1, 2006 of $42.8 million, or $0.22 per diluted share.

We intend to sell the automotive modules and subsystems business unit (“ASBU”) acquired as part of the PCS business.  The operations of the ASBU have been classified as discontinued operations for the quarter ended June 30, 2007.  The loss from discontinued operations for the quarter was $1.3 million, resulting in net earnings of $40.7 million, or $0.22 per diluted share.

Net income from continuing operations for the second quarter of 2007 were impacted by pretax charges for restructuring and severance costs of $1.2 million and related asset write-downs of $2.7 million. These items and their tax related consequences, plus additional tax expense for changes in uncertain tax positions of $3.4 million, had a negative $0.04 per share effect on income from continuing operations.

Net earnings for the second quarter of 2006 were impacted by pretax charges for restructuring and severance costs of $8.2 million, related asset write-downs of $3.8 million, losses resulting from adjustments to previously existing purchase commitments of $0.8 million for tantalum powder and wire, a loss on early extinguishment of debt of $2.9 million associated with the repurchase of the Company’s Liquid Yield Option™ Notes, and an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million.  These items and their tax related consequences had a negative $0.06 effect on earnings per share.

Net revenues for the six fiscal months ended June 30, 2007 were $1,374.1 million, compared to $1,291.6 million for the six fiscal months ended July 1, 2006. Net income from continuing operations for the six fiscal months ended June 30, 2007 was $92.0 million, or $0.48 per diluted share, compared with net earnings for the six fiscal months ended July 1, 2006 of $81.0 million, or $0.41 per diluted share.

Net income from continuing operations for the six fiscal months ended June 30, 2007 were impacted by pretax charges for restructuring and severance costs of $3.3 million and related asset write-downs of $2.7 million.  These items and their tax related consequences, plus additional tax expense for changes in uncertain tax positions of $3.4 million, had a negative $0.04 per share effect on income from continuing operations.

Net earnings for the six fiscal months ended July 1, 2006 were impacted by pretax charges for restructuring and severance costs of $8.9 million, related asset write-downs of $3.9 million, write-downs of tantalum inventories to current market value of $8.2 million, losses resulting from adjustments to previously existing purchase commitments of $4.1 million, a loss on early extinguishment of debt of $2.9 million, and an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million.   These items and their tax related consequences had a negative $0.12 effect on earnings per share.

The business environment during the first half of 2007 continued to be relatively friendly, continuing the business climate enjoyed by the electronic components industry during 2006.  While we noted some weakness in certain markets (particularly telecommunications) and geographical locations (particularly Europe) after a solid first quarter of 2007, we have also started to see the seasonal ramp-up in Asia.

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

Pricing in our industry can be volatile.  We analyze trends and changes in average selling prices to evaluate likely future pricing.  The erosion of average selling prices of established products is typical of the industry.  However, we attempt to offset this deterioration with on-going cost reduction activities and new product introductions, as newer products typically yield larger gross margins.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second quarter of 2006 through the second quarter of 2007 (dollars in thousands):

	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006	1st Quarter 2007	2nd Quarter 2007

Net revenues(1)	$660,523	$654,381	$635,487	$658,192	$715,861
Gross profit margin (2)	27.2%	25.6%	24.4%	26.6%	24.9%
End-of-period backlog (3)	$653,700	$609,500	$582,500	$586,600	$677,300
Book-to-bill ratio	1.07	0.92	0.94	1.00	1.00
Inventory turnover	3.35	3.28	3.21	3.19	3.40
Change in ASP vs. prior quarter	-1.3%	-0.1%	0.9%	-0.7%	-0.6%

(1) Net revenues for the second quarter of 2007 include $57.5 million of revenue from the PCS business and PM Group acquired during the quarter.

(2) Gross profit margin includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

(3) End-of-period backlog for the second quarter of 2007 reflects a total of $85.3 million related to the backlog of the PCS business and PM Group as of their respective dates of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience favorable economic conditions during the first half of 2007.  Excluding the impact of acquisitions, net revenues for the second quarter of 2007 were approximately the same as the first quarter of 2007.  The book-to-bill ratio remained at 1.00.  The book-to-bill ratio for the acquired PCS business was 1.13 for the second quarter of 2007, while our other product lines maintained a book-to-bill ratio of 0.99.   For the second quarter of 2007, the book-to-bill ratios (excluding the impact of acquisitions) for distribution customers and original equipment manufacturers (“OEM”) were 1.00 and 0.99, respectively, versus ratios of 1.00 and 1.00, respectively, during the first quarter of 2007.  We expect revenues between $710 million and $730 million for the third quarter of 2007.

Continuing the trend experienced in 2006, we experienced very little pressure on pricing during the first half of 2007.  We believe pricing will be stable to moderately lower in 2007.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second    quarter of 2006 through the second quarter of 2007 (dollars in thousands):

	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006	1st Quarter 2007	2nd Quarter 2007

Semiconductors
Net revenues (1)	$324,302	$338,755	$323,449	$322,933	$379,687
Book-to-bill ratio	1.15	0.87	0.89	0.97	1.01
Gross profit margin (2)	27.8%	26.6%	24.1%	25.4%	24.1%
Passive Components
Net revenues	$336,221	$315,626	$312,038	$335,259	$336,174
Book-to-bill ratio	0.99	0.98	1.00	1.03	1.00
Gross profit margin (3)	26.7%	24.5%	24.7%	27.8%	25.7%

(1) Net revenues for the Semiconductors segment for the second quarter of 2007 include $51.8 million of revenue from the PCS business acquired during the quarter.

(2) Gross profit margin for the Semiconductors segment includes the impact of charges to settle past quality issues.

(3) Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

Acquisition and Divestiture Activity

As part of our growth strategy, we seek to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  This includes exploring opportunities to acquire smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses. Also as part of this growth strategy, we seek to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in non-controlling interests, or strategic alliances.

On April 1, 2007, we acquired the PCS business of International Rectifier Corporation for approximately $285 million in cash, net of cash acquired.  The acquired product lines, which complement our existing product portfolio, consist of planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subassemblies. The extension of Vishay’s product offerings in the high-voltage and high-power range for discrete semiconductors represents another step in Vishay’s successful strategy of being able to offer one-stop-shop service for discrete electronic components.  On July 25, 2007, we formally announced our intent to sell the automotive modules and subsystems business unit acquired as part of the PCS acquisition.

The acquisition includes a wafer fab in Torino, Italy, as well as facilities in Mumbai, India and Xian, China.  At this time, Vishay has no plans for extensive restructuring. Vishay and International Rectifier entered into several transition service agreements for information technology, logistics, and other functions, as well as for the supply of wafers for up to three years. In April, we successfully integrated the acquired product groups into Vishay’s existing organization.

We believe that the acquisition has the potential to materially improve our growth in revenues, return on investment, and profits.  We believe the new product lines are a favorable complement to our existing product lines.  The acquisition was accretive to net earnings for the second quarter of 2007.

On April 19, 2007, we declared our cash tender offer for all shares of PM Group PLC wholly unconditional, and assumed ownership of PM Group.  PM Group is an advanced designer and manufacturer of systems used in the weighing and process control industries, located in the United Kingdom.  The aggregate cash paid for all shares of PM Group was approximately $45.7 million.  The transaction was funded using cash on-hand.  We immediately sold PM Group’s electrical contracting subsidiary for approximately $16.1 million.

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

One way we reduce costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program.  This percentage was 73.0% at the end of the second quarter of 2007 (which reflects the acquisition of the PCS business on April 1, 2007), compared to 74.2% at the end of 2006 and 57% when this program began in 2001.  Excluding the newly acquired PCS business, this percentage improved to 74.4%.  While the acquisition of the PCS business resulted in a slight decrease in the overall percentage during the quarter, we expect to see improvements as we implement our on-going restructuring plans, particularly in Belgium and the Netherlands.  Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

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

Our cost management efforts also include achieving synergies with our acquired businesses and realizing other cost reductions through plant closure, employee termination, and similar integration costs.  Restructuring and severance costs, as presented on the consolidated statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities.  These amounts, which have not been significant in recent years, are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations.  We do not anticipate significant restructuring activities associated with the acquisition of the PCS business.  We will continue plans initiated by International Rectifier to transfer production activities from International Rectifier’s facilities in Mexico and California to our newly acquired facility in China and subcontractors, respectively.

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

We believe that 2007 will represent the final phase of the major restructuring efforts that have been on-going since 2001. We expect our restructuring costs for 2007 to be significantly less than the costs incurred in 2006.  Our on-going restructuring projects for 2007 include moving certain back-end semiconductor production from the Republic of China (Taiwan) to the People’s Republic of China; completing the shift of production for a portion of product lines from Belgium to India and the People’s Republic of China; completing the shift of production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and other miscellaneous projects.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Cost of products sold	75.1%	72.6%	74.3%	73.6%
Gross profit	24.9%	27.2%	25.7%	26.0%
Selling, general & administrative expenses	15.8%	15.8%	16.0%	15.5%
Operating income	8.5%	9.6%	9.2%	9.6%
Income from continuing operations before taxes and minority interest	8.1%	8.5%	9.0%	8.6%
Income from continuing operations	5.9%	6.5%	6.7%	6.3%
Net earnings	5.7%	6.5%	6.6%	6.3%
Effective tax rate	26.7%	22.9%	25.2%	26.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues	$715,861	$660,523	$1,374,053	$1,291,609
Change versus comparable prior year period	$55,338		$82,444
Percentage change versus comparable prior year period	8.4%		6.4%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date

Change attributable to:
Decrease in volume	-2.6%	-0.3%
Decrease in average selling prices	-0.1%	-0.4%
Foreign currency effects	2.3%	2.6%
Acquisitions	8.7%	4.4%
Other	0.1%	0.1%

Net change	8.4%	6.4%

The markets for our products continued to be stable during the first half of 2007, maintaining the trend from the prior year.  During the second quarter of 2007, we noted some weakness in sales for end-uses in the mobile phone market, offset by strength in sales for products used in laptop computers.  On a regional basis, we noted strength in Asia and some weakness in Europe during the second quarter of 2007, which we attribute to seasonality.

The overall increase in net revenues was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the first half of 2007.  While we noted slight decreases in sales volume (excluding volume added due to acquisitions), we also experienced only minimal decreases in average selling prices, contrary to the typical trend in our industry.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $36 million and $27 million for the six fiscal months ended June 30, 2007 and July 1, 2006, respectively, or 2.6% and 2.1% of gross sales, respectively.  We also assumed $5 million of liabilities for distributor incentive programs as part of our acquisitions in 2007.  Actual credits issued under the programs during the first half of 2007 and 2006 (accrued at the time of sale) were approximately $41 million and $31 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004.  We expect royalty revenues to increase, and we continue to seek to expand our royalty streams.  Royalty revenues, included in net revenues on the consolidated statements of operations, were approximately $3.3 million and $3.1 million for the six fiscal months ended June 30, 2007 and July 1, 2006, respectively.

Gross Profit and Margins

Cost of products sold as a percentage of net revenues for the quarter and six fiscal months ended June 30, 2007 was 75.1% and 74.3%, respectively, versus 72.6% and 73.6% for the respective comparable prior year periods. Gross profit as a percentage of net revenues for the quarter and six fiscal months ended June 30, 2007 was 24.9% and 25.7%, respectively, versus 27.2% and 26.0% for the respective comparable prior year periods.  The decreases in gross profit margin for the 2007 periods reflect slightly decreased volume and higher precious metals and raw materials costs.   Gross profit margin was also negatively impacted by the acquisition of the PCS business, which had a gross profit margin of 19% due to low sales volume attributable to transition-related delays in shipments.  Gross profit margins for the second quarter of 2006 reflect losses on tantalum purchase commitments of $0.8 million; and gross profit margins for the six fiscal months ended July 1, 2006 reflect losses on tantalum purchase commitments of $4.1 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Business in our Semiconductors segment has continued to be stable, with orders increasing across several product lines.  We continue to expand capacity and introduce new technologies and products.  The acquired PCS business is included in our Semiconductors segment.  The PCS business had revenue of $51.8 million during the second quarter of 2007.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues	$379,687	$324,302	$702,620	$629,228
Change versus comparable prior year period	$55,385		$73,392
Percentage change versus comparable prior year period	17.1%		11.7%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date

Change attributable to:
Increase in volume	0.3%	2.9%
Decrease in average selling prices	-0.7%	-1.3%
Foreign currency effects	1.5%	1.8%
Acquisitions	16.0%	8.2%
Other	0.0%	0.1%

Net change	17.1%	11.7%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Gross margin percentage	24.1%	27.8%	24.7%	27.6%

The decreases in gross profit margin for the 2007 periods reflect higher precious metals and raw materials costs.   Gross profit margin was also negatively impacted by the acquisition of the PCS business, which had a gross profit margin of 19% due to low sales volume attributable to transition-related delays in shipments.

Passive Components

Our Passive Components segment has shown steady improvement over the past two years, due to cost reduction and a better pricing strategy.   The profitability for this segment is expected to improve as a result of our on-going optimization and cost reduction efforts.  Although we noted mostly seasonal decreases in sales volume during the second quarter of 2007 following an excellent first quarter, average selling prices compared to the prior year have increased, due to selective price increases and a better product mix.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues	$336,174	$336,221	$671,433	$662,381
Change versus comparable prior year period	$(47)		$9,052
Percentage change versus comparable prior year period	0.0%		1.4%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date

Change attributable to:
Decrease in volume	-5.0%	-3.2%
Increase in average selling prices	0.5%	0.4%
Foreign currency effects	2.9%	3.3%
Acquisitions	1.7%	0.9%
Other	-0.1%	0.0%

Net change	0.0%	1.4%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Six fiscal months ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Gross margin percentage	25.7%	26.7%	26.7%	24.6%

The decrease in gross profit margin for the second quarter of 2007 versus the comparable prior year period is primarily due to lower sales volume, higher precious metals and raw materials costs, and a less favorable product mix, partially offset by the absence of losses on tantalum purchase commitments of $0.8 million recorded in the second quarter of 2006.

Gross profit margins for the six fiscal months ended July 1, 2006 reflect losses on tantalum purchase commitments of $4.1 million and adjustments of $8.2 million to write-down tantalum inventories to current market value.  Gross profit margin for the six fiscal months ended June 30, 2007 increased versus the comparable prior year period, principally due to the absence of these items, partially offset by lower sales volume, higher precious metals and raw materials costs, and a less favorable product mix.

Over the past several years, we have recognized improvements in the margins of our Passive Components product lines as a result of the significant cost reduction programs that we have initiated.  These programs have included and will continue to include combining facilities and shifting production to lower cost regions.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the quarter and six fiscal months ended June 30, 2007 were 15.8% and 16.0% of net revenues, respectively, as compared to 15.8% and 15.5% for the comparable prior year periods.  The increased level of SG&A costs for the quarter and six fiscal months ended June 30, 2007 reflects approximately $1.6 million and $3.2 million, respectively, of transition service costs related to the PCS business.  The SG&A costs from transition services agreements with International Rectifier will gradually decrease over future quarters and expire in the first quarter of 2008.  After the conclusion of the transition service agreements with International Rectifier, the acquisition of the PCS business is expected to have the impact of reducing SG&A costs as a percentage of net revenues.  Amortization of intangible assets, included in SG&A expenses, was $4.8 million and $7.9 million, respectively, for the quarter and six fiscal months ended June 30, 2007, versus $3.0 million and $6.3 million for the comparable prior year periods.  These increases in amortization expense were principally due to the acquisition of the PCS business, and to a lesser extent, PM Group and Phoenix do Brasil in July 2006.  SG&A expenses for the quarter and six fiscal months ended June 30, 2007 also include a $1.3 million benefit due to changes in estimates for environmental remediation obligations. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs.

SG&A expenses for the quarter and six fiscal months ended July 1, 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001.  Our restructuring activities have been designed to reduce both fixed and variable costs.  These activities include the closing of facilities and the termination of employees.  Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs.  If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses.  We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods.   Although restructuring costs are anticipated to be significantly lower in 2007 compared to prior years, we expect to continue to restructure our operations and incur restructuring and severance costs as explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 3 to our consolidated condensed financial statements included in Part I of this document.

We continued our restructuring activities during the first half of 2007, recording restructuring and severance costs of $3.2 million, and related asset write-downs of $2.7 million.

Other Income (Expense)

Interest expense for the quarter and six fiscal months ended June 30, 2007 decreased by $1 million and $2.5 million, respectively, versus the comparable prior year period.  These decreases are primarily due to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and decreases in the variable rate paid on the exchangeable notes due 2102.

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

The following tables analyze the components of the line “Other” on the condensed consolidated statement of operations (in thousands):

	Fiscal quarter ended

	June 30, 2007	July 1, 2006	Change

Foreign exchange gain (loss)	$129	$(2,701)	$2,830
Interest income	3,864	5,354	(1,490)
Dividend income	220	—	220
(Loss) gain on disposal of property and equipment	(140)	368	(508)
Other	135	702	(567)

	$4,208	$3,723	$485

	Six fiscal months ended

	June 30, 2007	July 1, 2006	Change

Foreign exchange loss	$(244)	$(4,478)	$4,234
Interest income	10,343	10,040	303
Dividend income	220	98	122
Gain on disposal of property and equipment	1,380	1,306	74
Other	(406)	1,038	(1,444)

	$11,293	$8,004	$3,289

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the quarter and the six fiscal months ended June 30, 2007 was 26.7% and 25.2%, respectively, as compared to 22.9% and 26.9% for the comparable prior year periods.  We recorded no tax benefits associated with the losses on tantalum purchase commitments in the first and second quarters of 2006, and the write-down of tantalum inventories to then-current market value in the first quarter of 2006.  Additionally, the tax rate for the quarter and the six fiscal months ended June 30, 2007 includes approximately $3.4 million of tax expense for changes in uncertain tax positions.

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

Furthermore, as described in Note 4 to our consolidated condensed financial statements, Vishay adopted FASB Interpretation No. 48 (“FIN 48”) effective January 1, 2007, and recorded a cumulative charge to retained earnings of approximately $2.1 million.  The adoption of FIN 48 did not have a material impact on our effective tax rate for the quarter and six fiscal months ended June 30, 2007.

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

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $386.7 million as of June 30, 2007, as compared to $671.6 million as of December 31, 2006.  The decrease in cash and cash equivalents is principally due to cash utilized for the acquisitions of the PCS business of International Rectifier and PM Group in April 2007, which were funded with cash on-hand.

At June 30, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.  We were able to utilize cash held by our foreign subsidiaries to acquire a portion of the PCS business and PM Group.

Our financial condition as of June 30, 2007 continued to be strong, with a current ratio (current assets to current liabilities) of 3.0 to 1, as compared to a ratio of 3.2 to 1 at December 31, 2006.  The decrease in this ratio is primarily due to the reduction in cash due to acquisitions.  Our ratio of total debt (including current portion) to stockholders’ equity was 0.19 to 1 at June 30, 2007, as compared to 0.20 to 1 at December 31, 2006.

Cash provided by continuing operating activities were $93.5 million for the six fiscal months ended June 30, 2007, versus cash provided by operations of $130.5 million for the comparable prior year period.   This decrease is largely attributable to increases in net working capital.   Net working capital of the acquired PCS business increased by $57.5 million during the quarter, primarily because we acquired the business with very little net working capital.   Net revenues from PCS business product lines during the quarter generated a significant increase in accounts receivable.

Cash used by discontinued operating activities of $17.5 million primarily reflects an increase in working capital of the ASBU business.

Cash paid for property and equipment for the six fiscal months ended June 30, 2007 was $73.7 million, as compared to $70.1 million in the comparable prior year period.   Our capital expenditures are projected to be approximately $215 million in 2007, principally to expand capacity in our Semiconductors segment businesses (including the acquired PCS business).   Capital spending in 2007 for the PCS business is expected to be approximately $25 million, which includes spending to expand capacity and to integrate information technology systems.

Cash paid for acquisitions for the six fiscal months ended June 30, 2007 was $330.9 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired.  Proceeds from sale of businesses of $18.5 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business.

Our debt levels are essentially the same at June 30, 2007 as they were at December 31, 2006.

Pursuant to the terms of the convertible subordinated notes due 2023, the holders of these notes have the right to require us to repurchase these notes on August 1, 2008 (and other specified future dates) at a redemption price equal to 100% of the principal amount of the notes ($500 million).

Pursuant to the indenture governing the notes, we have the right to pay purchase price for the notes in cash, Vishay common stock, or a combination of both.  In June 2007, our Board of Directors adopted a resolution pursuant to which we intend to waive our rights to settle the principal amount of the notes in shares of Vishay common stock.  In accordance with the resolution of our Board, if notes are tendered for repurchase, we will pay the repurchase price in cash.  (If notes are submitted for conversion, Vishay will value the shares issuable upon conversion and will pay in cash an amount equal to the principal amount of the converted notes and will issue shares in respect of the conversion value in excess of the principal amount.)

Our Board adopted this resolution because our liquidity has changed since entering into the indenture governing the notes in 2003. We have generated at least $200 million in cash flows from operations each year since 2003.  We also have adequate borrowing capacity under our revolving credit facility described below, if necessary, to make all principal payments on the notes in cash.

We maintain a secured revolving credit facility, which was amended and restated on April 20, 2007.  This new revolving credit facility replaced our previous revolving credit facility, which was scheduled to expire on May 1, 2007.

The new revolving credit facility provides a commitment of up to $250 million through April 20, 2012.  Furthermore, we are permitted to request an increase of the revolving credit facility by an additional $250 million, resulting in an aggregate commitment up to $500 million, provided that no default or event of default exists.

Interest on the new revolving credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees, which are less than the commitment fees that were required under the expired revolving credit facility.

Similar to the expired revolving credit facility, the new revolving credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios.  We were in compliance with all covenants at June 30, 2007.

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

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; difficulties in integrating acquired companies, including International Rectifier’s PCS business and the PM Group on-board vehicle weighing business, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Also, we can provide no assurance as to the timing of the disposition of the ASBU or whether we can dispose of ASBU on terms we consider attractive or at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosure

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an on-going basis and believe that we can modify or adapt our hedging strategies as needed.

We are exposed to changes in interest rates on our floating rate revolving credit facility.  No amounts were outstanding under this facility at June 30, 2007 or at December 31, 2006.  On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of June 30, 2007 and December 31, 2006, we did not have any outstanding interest rate swap or cap agreements.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004 and 2006.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, Israel, and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days.  As of June 30, 2007 and December 31, 2006, we did not have any outstanding foreign currency forward exchange contracts.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2007, Vishay acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation.  The acquisition of the PCS business added new information technology systems, processes, and personnel to our internal control environment.

On April 9, 2007, International Rectifier Corporation announced an internal investigation of accounting irregularities at a foreign subsidiary, indicating that material weaknesses in internal control over financial reporting existed.  While Vishay did not acquire this subsidiary, Vishay management is evaluating the impact, if any, of this on-going investigation on the internal control over financial reporting of the acquired PCS business.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 22, 2007, at which stockholders voted on the election of three directors to hold office until 2010, the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, an amendment to the 1998 Stock Option Program, and the approval of the 2007 Stock Option Program.

Each share of common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes.

Election of Directors

	For	Withheld

Dr. Felix Zandman
Common stock	139,269,911	12,475,101
Class B common stock	14,358,361	—

Total voting power	282,853,521	12,475,101

Zvi Grinfas
Common stock	145,026,824	6,718,188
Class B common stock	14,358,361	—

Total voting power	288,610,434	6,718,188

Dr. Gerald Paul
Common stock	141,688,604	10,056,408
Class B common stock	14,358,361	—

Total voting power	285,272,214	10,056,408

Ratification of Independent Registered Public Accounting Firm

	For	Against	Abstain

Common stock	148,181,474	3,356,503	207,034
Class B common stock	14,358,361	—	—

Total voting power	291,765,084	3,356,503	207,034

Amendment to the 1998 Stock Option Program

	For	Against	Abstain	Broker Non-Votes

Common stock	117,442,135	13,188,582	555,315	20,558,980
Class B common stock	14,358,361	—	—	—

Total voting power	261,025,745	13,188,582	555,315	20,558,980

Approval of the 2007 Stock Option Program

	For	Against	Abstain	Broker Non-Votes

Common stock	108,515,451	22,162,966	507,615	20,558,980
Class B common stock	14,358,361	—	—	—

Total voting power	252,099,061	22,162,966	507,615	20,558,980

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1

Technology License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.1 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.2

Technology License Back Agreement, dated as of April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation. Incorporated by reference to Exhibit 99.2 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.3

Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.3 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.4

IR Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.4 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.5

Amended and Restated Transition Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.5 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.6*

Transition Product Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology, Inc., and Vishay Asia Logistics Pte. Ltd. Incorporated by reference to Exhibit 99.6 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.7

Transition Buy Back Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology.  Incorporated by reference to Exhibit 99.7 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

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

10.8

Transition IGBT/Auto Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology.  Incorporated by reference to Exhibit 99.8 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.9

Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent.  Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.10	Vishay Intertechnology, Inc. 2007 Stock Option Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.11

Amendment to Section 4.1 of Vishay’s 1998 Stock Option Program.  Incorporated by reference to Proposal Three, included in our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.12	Vishay Intertechnology, Inc. Third Amended and Restated Credit Agreement, dated as of April 20, 2007. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 23, 2007.

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer.

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

VISHAY INTERTECHNOLOGY, INC.

/s/ Richard N. Grubb

Richard N. Grubb, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2007