Form 10-Q
period 2007-09-29
VISHAY INTERTECHNOLOGY INC
filed 2007-11-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of November 2, 2007, the registrant had 171,989,392 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q
SEPTEMBER 29, 2007

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets –
		September 29, 2007 (Unaudited) and December 31, 2006	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended September 29, 2007 and
		September 30, 2006	6

		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine fiscal Months Ended September 29, 2007 and
		September 30, 2006	7

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine fiscal Months Ended September 29, 2007 and
		September 30, 2006	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	45

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 3.	Defaults Upon Senior Securities	46

	Item 4.	Submission of Matters to a Vote of Security Holders	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	46

		SIGNATURES	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 29,	December 31,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$476,997	$671,586
Accounts receivable, net	473,143	351,656
Inventories:
Finished goods	169,500	163,576
Work in process	223,068	194,734
Raw materials	162,752	178,543
Deferred income taxes	44,260	38,368
Prepaid expenses and other current assets	137,467	128,784
Assets held for sale (see Note 2)	66,787	-
Total current assets	1,753,974	1,727,247

Property and equipment, at cost:
Land	102,383	94,803
Buildings and improvements	472,908	441,659
Machinery and equipment	1,977,385	1,818,660
Construction in progress	77,746	85,288
Allowance for depreciation	(1,459,067)	(1,316,045)
	1,171,355	1,124,365

Goodwill	1,641,078	1,463,992

Other intangible assets, net	196,193	168,263

Other assets	182,774	208,029
Total assets	$4,945,374	$4,691,896

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 29,	December 31,
	2007	2006
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$3,421	$526
Trade accounts payable	135,427	145,919
Payroll and related expenses	141,030	132,922
Other accrued expenses	245,394	203,986
Income taxes	49,788	47,333
Current portion of long-term debt	1,770	3,728
Liabilities related to assets held for sale (see Note 2)	11,529	-
Total current liabilities	588,359	534,414

Long-term debt less current portion	607,545	608,434
Deferred income taxes	19,127	15,923
Deferred grant income	1,858	5,732
Other liabilities	127,384	155,963
Accrued pension and other postretirement costs	298,006	285,823

Minority interest	5,167	4,794

Stockholders' equity:
Common stock	17,198	17,010
Class B common stock	1,435	1,436
Capital in excess of par value	2,251,740	2,229,972
Retained earnings	920,697	796,902
Accumulated other comprehensive income	106,858	35,493
Total stockholders' equity	3,297,928	3,080,813
Total liabilities and stockholders' equity	$4,945,374	$4,691,896

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	September 29,	September 30,
	2007	2006
Net revenues	$729,616	$654,381
Cost of products sold	554,816	486,052
Loss on purchase commitments	-	741
Gross profit	174,800	167,588

Selling, general, and administrative expenses	109,946	98,917
Restructuring and severance costs	9,920	19,160
Asset write-downs	-	2,709
Operating income	54,934	46,802

Other income (expense):
Interest expense	(7,441)	(7,764)
Other	1,639	5,665
	(5,802)	(2,099)

Income from continuing operations before
taxes and minority interest	49,132	44,703

Income taxes	11,597	12,006
Minority interest	436	215

Income from continuing operations	37,099	32,482

Loss from discontinued operations, net of tax	(1,924)	-

Net earnings	$35,175	$32,482

Basic earnings (loss) per share:*
Continuing operations	$0.20	$0.18
Discontinued operations	$(0.01)	$-
Net earnings	$0.19	$0.18

Diluted earnings (loss) per share:*
Continuing operations	$0.20	$0.17
Discontinued operations	$(0.01)	$-
Net earnings	$0.19	$0.17

Weighted average shares outstanding - basic	186,335	184,451

Weighted average shares outstanding - diluted	192,779	208,685

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Nine fiscal months ended
	September 29,	September 30,
	2007	2006
Net revenues	$2,103,669	$1,945,990
Cost of products sold	1,575,803	1,437,146
Loss on purchase commitments	-	4,838
Gross profit	527,866	504,006

Selling, general, and administrative expenses	330,048	299,086
Restructuring and severance costs	13,186	28,085
Asset write-downs	2,665	6,583
Operating income	181,967	170,252

Other income (expense):
Interest expense	(22,039)	(24,828)
Loss on early extinguishment of debt	-	(2,854)
Other	12,932	13,669
	(9,107)	(14,013)

Income from continuing operations before
taxes and minority interest	172,860	156,239

Income taxes	42,769	41,973
Minority interest	983	782

Income from continuing operations	129,108	113,484

Loss from discontinued operations, net of tax	(3,222)	-

Net earnings	$125,886	$113,484

Basic earnings (loss) per share:*
Continuing operations	$0.70	$0.62
Discontinued operations	$(0.02)	$-
Net earnings	$0.68	$0.62

Diluted earnings (loss) per share:*
Continuing operations	$0.67	$0.59
Discontinued operations	$(0.02)	$-
Net earnings	$0.66	$0.59

Weighted average shares outstanding - basic	185,408	184,381

Weighted average shares outstanding - diluted	200,062	217,090

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29,	September 30,
	2007	2006
Continuing operating activities
Net earnings	$125,886	$113,484
Adjustments to reconcile net earnings to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	3,222	-
Depreciation and amortization	158,161	145,951
Gain on disposal of property and equipment	(740)	(2,038)
Loss on early extinguishment of debt	-	2,854
Minority interest in net earnings of consolidated subsidiaries	983	782
Asset write-downs	2,665	6,583
Write-downs of tantalum inventories	-	9,602
Inventory write-offs for obsolescence	19,603	20,769
Deferred grant income	(4,023)	(4,612)
Other	(5,225)	33,831
Changes in operating assets and liabilities,
net of effects of businesses acquired	(90,172)	(98,786)
Net cash provided by continuing operating activities	210,360	228,420
Continuing investing activities
Purchase of property and equipment	(107,779)	(115,404)
Redemption of short-term investment	-	9,925
Proceeds from sale of property and equipment	3,040	8,371
Purchase of businesses, net of cash acquired	(331,815)	(14,989)
Proceeds from sale of businesses	18,667	601
Other investing activities	(1,862)	-
Net cash used in continuing investing activities	(419,749)	(111,496)
Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(1,318)	(152,548)
Proceeds from long-term debt	-	75
Net (repayment) proceeds of revolving credit lines	(2,683)	78
Net changes in short-term borrowings	2,831	2,569
Proceeds from stock options exercised	20,671	2,817
Net cash provided by (used in) continuing financing activities	19,501	(147,009)
Effect of exchange rate changes on cash and cash equivalents	16,576	20,177
Net decrease in cash and cash equivalents
from continuing activities	(173,312)	(9,908)
Net cash used by discontinued operating activities	(19,936)	-
Net cash used by discontinued investing activities	(1,341)	-
Net cash used by discontinued financing activities	-	-
Net cash used by discontinued operations	(21,277)	-
Net decrease in cash and cash equivalents	(194,589)	(9,908)
Cash and cash equivalents at beginning of period	671,586	622,577
Cash and cash equivalents at end of period	$476,997	$612,669

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the quarter and nine fiscal months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Acquisition of Power Control Systems Business

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.6 million, net of cash acquired. The transaction was funded using cash on-hand. The final purchase price is pending the resolution of a net working capital adjustment as of the date of acquisition. Resolution of the net working capital adjustment has been deferred until International Rectifier can complete an internal investigation of its accounting practices.

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

The acquisition has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the purchase price has been preliminarily allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Working capital	$6,671
Property and equipment	55,863
Completed technology	12,800
Customer relationships	11,700
Tradenames	2,100
Other intangible assets	2,000
Net assets held for sale	32,740
Deferred taxes	(2,157)
Total identified assets and liabilities	$121,717

Purchase price, net of cash acquired	$282,652
Direct costs of acquisition	2,981
Total purchase price	$285,633

Goodwill	$163,916

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

Financial results of discontinued operations for the quarter and year-to-date period of ownership ended September 29, 2007 are as follows (in thousands):

	Fiscal quarter	Year-to-date
	ended	period ended
	Sept. 29, 2007	Sept. 29, 2007
Net revenues	$14,237	$29,558

Loss before income taxes	$(2,057)	$(3,919)
Tax benefit	133	697
Loss from discontinued operations, net of tax	$(1,924)	$(3,222)

Assets held for sale and liabilities related to assets held for sale at September 29, 2007 (with comparative disclosures as of the date of acquisition) are as follows (in thousands):

		Date of
		Acquisition
	Sept. 29, 2007	(April 1, 2007)
Cash and cash equivalents	$-	$-
Accounts receivable	840	479
Inventories	14,054	12,474
Prepaid expenses and other current assets	15,260	19,758
Fixed assets	32,426	30,072
Intangible assets	4,207	4,100
Assets held for sale	66,787	66,883

Trade accounts payable	647	5,566
Other accrued expenses	9,336	27,208
Other liabilities	141	131
Accrued pension costs	1,405	1,238
Liabilities related to assets held for sale	11,529	34,143
Net assets held for sale	$55,258	$32,740

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

The results of operations of PM Group are included in the results of the Passive Components segment from April 19, 2007. After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $18.1 million related to this acquisition. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles. The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of the PCS business and PM Group had occurred at the beginning of each period presented (in thousands, except pro forma earnings (loss) per share):

	Fiscal quarter
	ended	Nine fiscal months ended
	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Pro forma net revenues	$728,767	$2,175,554	$2,156,297
Pro forma income from continuing
operations	$41,220	$136,111	$139,716
Pro forma loss from discontinued
operations	(847)	(4,069)	(4,852)
Pro forma net earnings	$40,373	$132,042	$134,864
Pro forma per share - basic:
Income from continuing operations	$0.22	$0.73	$0.76
Loss from discontinued operations	$(0.00)	$(0.02)	$(0.03)
Net earnings	$0.22	$0.71	$0.73
Pro forma per share - diluted:
Income from continuing operations	$0.21	$0.71	$0.71
Loss from discontinued operations	$(0.00)	$(0.02)	$(0.02)
Net earnings	$0.21	$0.69	$0.69

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

Note 3 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include onetime exit costs recognized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance benefits pursuant to an on-going benefit arrangement recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits , and related pension curtailment and settlement charges recognized pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits . Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

Third Quarter 2007

The Company recorded restructuring and severance costs of $9,920,000 for the third quarter of 2007. Employee termination costs were $8,783,000, covering technical, production, administrative and support employees located in Belgium, China, France, Germany, and the United States. The Company also incurred $1,137,000 of other exit costs during the quarter, principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

Nine Fiscal Months Ended 2007

The Company recorded restructuring and severance costs of $13,186,000 for the nine fiscal months ended September 29, 2007. Employee termination costs were $10,604,000, covering technical, production, administrative and support employees located in Belgium, China, France, Germany, Hungary, and the United States. The Company also incurred $2,582,000 of other exit costs, principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded an asset write-down of $2,665,000 to reduce the carrying value of a building to its expected selling price. The building had been vacated as part of restructuring activities.

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$10,604	$2,582	$13,186	301
Utilized	(777)	(578)	(1,355)	(141)
Foreign currency translation	221	-	221	-
Balance at September 29, 2007	$10,048	$2,004	$12,052	160

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by September 30, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Third Quarter 2006

The Company recorded restructuring and severance costs of $19,160,000 for the third quarter of 2006. Restructuring of European and Asian operations included $18,294,000 of employee termination costs related to technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Hungary, the Philippines, Taiwan, Japan, India, Malaysia, and China. Another $297,000 of severance costs relates to termination costs of technical, production, administrative and support employees in the United States. The Company also incurred $569,000 of other exit costs during the quarter, principally to consolidate operations in Brazil, Japan, the United States and Hungary. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs and write-offs of $2,709,000 related to these restructuring programs during the third quarter of 2006. These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Nine Fiscal Months Ended September 30, 2006

The Company recorded restructuring and severance costs of $28,085,000 during the nine fiscal months ended September 30, 2006. Restructuring of European and Asian operations included $25,210,000 of employee termination costs related to technical, production, administrative and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Portugal, Hungary, the Philippines, Taiwan, Japan, India, Malaysia, and China. Another $838,000 of severance costs relates to termination costs of technical, production, administrative and support employees in the United States. Included in employee termination costs is a pension settlement charge of $619,000 related to employees in the Republic of China (Taiwan). The Company also incurred $2,037,000 of other exit costs during the nine fiscal months ended September 30, 2006, principally to consolidate operations in Brazil, Japan, the United States and Hungary. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs and write-offs of $6,583,000 related to these restructuring programs during the nine fiscal months ended September 30, 2006. These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs.

Year Ended December 31, 2006

The Company recorded restructuring and severance costs of $40,220,000 during the year ended December 31, 2006. Restructuring of European and Asian operations included $34,136,000 of employee termination costs related to technical, production, administrative, and support employees located in Germany, Belgium, the Netherlands, France, the United Kingdom, Portugal, Hungary, the Philippines, the Republic of China (Taiwan), Japan, India, Malaysia, and the People’s Republic of China. Another $927,000 of severance costs relates to termination costs of technical, production, administrative, and support employees in the United States. Included in employee termination costs is a pension settlement charge of $562,000 related to employees in the Republic of China (Taiwan). The Company also incurred $5,157,000 of other exit costs during the year ended December 31, 2006, principally to consolidate operations in Germany, Brazil, Japan, the United States, and Hungary. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs and write-offs of $6,685,000 related to these restructuring programs during the year ended December 31, 2006. These asset write-downs and write-offs are principally for equipment that will not be utilized due to restructuring programs. Asset write-downs also included amounts to reduce the carrying value of certain buildings which had been vacated as part of restructuring activities, based on expected future selling prices.

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$35,063	$5,157	$40,220	911
Utilized	(11,230)	(1,858)	(13,088)	(488)
Foreign currency translation	707	121	828	-
Balance at December 31, 2006	$24,540	$3,420	$27,960	423
Utilized	(17,490)	(3,348)	(20,838)	(413)
Foreign currency translation	727	(7)	720	-
Balance at September 29, 2007	$7,777	$65	$7,842	10

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by June 30, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the nine fiscal month periods ended September 29, 2007 and September 30, 2006 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates. The Company recorded no tax benefit associated with the 2006 tantalum-related charges discussed in Note 10.

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

Including the cumulative effect, as of the adoption date of FIN 48, Vishay had approximately $48.2 million of total gross unrecognized tax benefits. Of this total, approximately $43.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During 2007, the Company increased its accrual for uncertain tax positions related to tax positions taken in prior years by $5,883,000. Of this amount, $3,212,000 increased tax expense and $2,671,000 was offset by changes in the deferred tax asset. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, Vishay had accrued interest and penalties related to the unrecognized tax benefits of $1.8 million.

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. The Company’s U.S. federal tax return for 2004 is currently under examination. The tax returns of significant consolidated subsidiaries are also currently under examination, including Germany (2001-2004); Israel (2002 and later years); and Republic of China (Taiwan) (1996 and later years). The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations. The Company anticipates that the examinations of significant subsidiaries in Germany and Taiwan should be completed in the next 12 months. The Company expects settlement of these examinations to result in a decrease in the amount of unrecognized tax benefits of approximately $17,900,000.

Income tax expense for the third quarter and nine fiscal months ended September 29, 2007 reflects a benefit of $766,000, representing the effects of adjusting deferred income taxes for a tax rate decrease enacted in Germany.

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

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur. None of these conditions had occurred as of September 29, 2007. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes (an aggregate of 23,496,250 shares).

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

If these notes are put to the Company in August 2008, the Company intends to utilize its revolving credit facility or a replacement debt instrument to fund the purchase.

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

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net earnings	$35,175	$32,482	$125,886	$113,484

Other comprehensive income (loss):
Foreign currency translation
adjustment	46,289	10,383	64,858	54,955
Unrealized gain (loss) on available
for sale securities	38	3	-	20
Pension and other postretirement
adjustments	1,588	(345)	6,507	(1,486)
Total other comprehensive income	47,915	10,041	71,365	53,489
Comprehensive income	$83,090	$42,523	$197,251	$166,973

The Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans effective December 31, 2006. Other comprehensive income (loss) for the quarter and nine fiscal months ended September 29, 2007 includes reclassification adjustments for the amortization of actuarial items recognized in net earnings during the quarter, net of tax. The amortization of these items was not reflected in other comprehensive income in periods prior to the adoption of SFAS No. 158. See Note 7 for disclosure of the pretax amortization of actuarial items included in net periodic pension cost and net periodic benefit cost for each of the periods presented.

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third quarters of 2007 and 2006 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 29, 2007		September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$1,163	$1,185	$909	$1,073
Interest cost	3,968	2,736	3,741	2,303
Expected return on plan assets	(5,138)	(745)	(4,791)	(240)
Amortization of prior service cost	831	-	326	-
Amortization of losses	81	1,232	1,663	852
Net periodic benefit cost	$905	$4,408	$1,848	$3,988

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 29, 2007 and September 30, 2006 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 29, 2007		September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$3,489	$3,512	$3,647	$3,192
Interest cost	11,903	8,062	11,703	6,697
Expected return on plan assets	(15,414)	(2,196)	(14,403)	(702)
Amortization of prior service cost	2,493	-	978	-
Curtailments	-	-	-	619
Amortization of losses	243	3,671	5,241	2,448
Net periodic benefit cost	$2,714	$13,049	$7,166	$12,254

The following table shows the components of the net periodic benefit cost for the third quarters of 2007 and 2006 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 29, 2007		September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$59	$116	$74	$105
Interest cost	286	92	314	83
Amortization of prior service cost	21	-	22	-
Amortization of transition obligation	48	-	48	-
Amortization of (gains) losses	(5)	-	1	-
Net periodic benefit cost	$409	$208	$459	$188

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended September 29, 2007 and September 30, 2006 for the Company’s other postretirement benefit plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 29, 2007		September 30, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$177	$341	$222	$309
Interest cost	858	270	942	243
Amortization of prior service cost	63	-	64	-
Amortization of transition obligation	144	-	144	-
Amortization of (gains) losses	(17)	-	3	-
Net periodic benefit cost	$1,225	$611	$1,375	$552

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

On May 22, 2007, the stockholders of the Company approved the 2007 Stock Option Program. Under the 2007 Stock Option Program, up to 3,000,000 shares of common stock may be granted to executives and key employees who are responsible for or contribute to the management, growth, and profitability of the business of Vishay. Options are available for grant until May 22, 2017. No options were granted pursuant to this plan as of September 29, 2007.

Stock Options

Option activity under the stock option plans as of September 29, 2007 and changes in the nine fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Term (Years)
Outstanding:
December 31, 2006	6,706	$16.47
Granted	526	17.33
Exercised	(1,877)	11.01
Cancelled	(650)	21.18
Outstanding at September 29, 2007	4,705	$18.09	3.39

Vested and expected to vest
at September 29, 2007	4,705	$18.09	3.39
Exercisable at September 29, 2007	4,130	$18.24	2.61

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below. Options granted during the nine fiscal months ended September 29, 2007 had a weighted average fair value of $9.95, and an exercise price equal to the market value of the underlying shares of Vishay common stock on the date of grant.

	2007
	Grants
Expected dividend yield	0.	0%
Risk-free interest rate	4.	8%
Expected volatility	59.	8%
Expected life (in years)	7.	23

The 526,000 options granted during the nine fiscal months ended September 29, 2007 were made from the approved allotment under the 1998 Stock Option Program. An aggregate 420,000 options were granted on May 22, 2007 pursuant to an amendment to the 1998 Stock Option Program approved at Vishay’s annual meeting of stockholders.

During the nine fiscal months ended September 29, 2007 and September 30, 2006, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $905,000 and $348,000, respectively. At September 29, 2007, there was approximately $4.6 million of unrecognized compensation cost related to unvested stock options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2007 of $13.03 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2007 would be approximately $1.3 million. This amount changes based on changes in the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the nine fiscal months ended September 29, 2007 was approximately $10.8 million.

Phantom Stock Plan

On both January 3, 2007 and January 3, 2006, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2007 and 2006, the Company recognized compensation expense of $344,000 and $348,000, respectively, equal to the market value of the underlying stock on the date of grant.

Note 9 – Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign laws and regulations governing environmental matters, including the use, discharge, and disposal of hazardous materials. The Company’s manufacturing facilities are believed to be in substantial compliance with current laws and regulations. Complying with current laws and regulations has not had a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows

The Company has engaged environmental consultants and attorneys to assist management in evaluating potential liabilities related to environmental matters. Management assesses the input from these consultants along with other information known to the Company in its effort to continually monitor these potential liabilities. Management assesses its environmental exposure on a site-by-site basis, including those sites where the Company has been named as a “potentially responsible party.” Such assessments consider the Company’s share of remediation costs, information known to the Company concerning the size of the hazardous waste sites, their years of operation, and the number of past users and their financial viability.

As part of the acquisition of General Semiconductor in 2001, the Company assumed responsibility for remediation of environmental matters. During the second quarter of 2006, in response to comments from the New York State Department of Environmental Conservation, the Company revised its workplan for one former General Semiconductor site. Based on this revised workplan, the Company re-evaluated its estimate of the ultimate remediation costs for this site and recorded an additional $3,600,000 of expenses within selling, general, and administrative expenses to increase the accrued liability to the Company’s best estimate of remediation costs.

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

During the quarter and nine fiscal months ended September 30, 2006, the Company also recorded write-downs and write-offs totaling $1,374,000 and $9,602,000, respectively, included in cost of products sold, to reduce the carrying value of its tantalum inventories to market value and to write-off obsolete inventories from discontinued product lines

As of December 31, 2006, the Company has fulfilled all obligations under the Cabot contracts and is no longer required to purchase tantalum from Cabot at these fixed prices.

While the Company’s purchase commitments have been completely satisfied, if market prices of tantalum were to decline, the Company would be required to record additional write-downs of the carrying value of inventory on-hand. Market prices of tantalum have continued to be stable during 2007, and no additional write-downs have been necessary.

Note 11 – Segment Information

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors, consisting principally of diodes, transistors, power MOSFETs, power conversion and motor control integrated circuits, optoelectronic components, and IRDCs; and Passive Components, consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs, inventory write-downs, losses on purchase commitments, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business segment. The following table sets forth business segment information for the fiscal quarters and nine fiscal months ended September 29, 2007 and September 30, 2006 (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net revenues:
Semiconductors
Product sales	$398,476	$336,529	$1,097,826	$962,609
Royalty revenues	2,491	2,226	5,761	5,374
Total Semiconductors	400,967	338,755	1,103,587	967,983
Passive Components
Product sales	328,649	315,626	1,000,082	978,007
Total Passive Components	328,649	315,626	1,000,082	978,007
	$729,616	$654,381	$2,103,669	$1,945,990

Segment operating income:
Semiconductors	$46,687	$48,148	$131,165	$141,737
Passive Components	22,987	31,759	87,302	103,626
Corporate	(4,820)	(6,236)	(20,649)	(19,518)
Restructuring and severance costs	(9,920)	(19,160)	(13,186)	(28,085)
Asset write-downs	-	(2,709)	(2,665)	(6,583)
Loss on purchase commitments	-	(741)	-	(4,838)
Write-downs of tantalum	-	(1,374)	-	(9,602)
Environmental remediation	-	-	-	(3,600)
Product quality claims	-	(2,885)	-	(2,885)
Consolidated operating income	$54,934	$46,802	$181,967	$170,252

Restructuring and severance costs:
Semiconductors	$343	$15,439	$1,179	$16,981
Passive Components	9,577	3,721	12,007	11,104
	$9,920	$19,160	$13,186	$28,085

Asset write-offs:
Semiconductors	$-	$-	$2,665	$3,748
Passive Components	-	2,709	-	2,835
	$-	$2,709	$2,665	$6,583

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except earnings (loss) per share):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Numerator:
Numerator for basic earnings per share:
Income from continuing operations	$37,099	$32,482	$129,108	$113,484
Loss from discontinued operations	(1,924)	-	(3,222)	-
Net earnings	$35,175	$32,482	$125,886	$113,484

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	915	3,090	5,832	13,758

Numerator for diluted earnings per share:
Income from continuing operations	$38,014	$35,572	$134,940	$127,242
Loss from discontinued operations	(1,924)	-	(3,222)	-
Net earnings	$36,090	$35,572	$131,718	$127,242

Denominator:
Denominator for basic earnings per share:
Weighted average shares	186,335	184,451	185,408	184,381

Effect of dilutive securities:
Convertible and exchangeable notes	6,176	23,496	14,009	31,835
Employee stock options	162	654	539	790
Other	106	84	106	84
Dilutive potential common shares	6,444	24,234	14,654	32,709

Denominator for diluted earnings per share:
Adjusted weighted average shares	192,779	208,685	200,062	217,090

Basic earnings (loss) per share:*
Continuing operations	$0.20	$0.18	$0.70	$0.62
Discontinued operations	$(0.01)	$-	$(0.02)	$-
Net earnings	$0.19	$0.18	$0.68	$0.62

Diluted earnings (loss) per share:*
Continuing operations	$0.20	$0.17	$0.67	$0.59
Discontinued operations	$(0.01)	$-	$(0.02)	$-
Net earnings	$0.19	$0.17	$0.66	$0.59

* May not add due to rounding.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	-	15,664	-
Exchangeable Unsecured Notes, due 2102	-	6,176	-	-
LYONs, due 2021	-	-	-	-
Weighted average employee stock options	4,289	5,244	3,627	4,879
Weighted average warrants	8,824	8,824	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of September 29, 2007, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always considered these notes in its diluted earnings per share computation during periods in which they are dilutive.

As described in Note 5, in June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock. Accordingly, the notes will be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay will calculate the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number will be included in the total diluted shares figure for the period. If the average market price is less than $21.28, no shares will be included in the diluted earnings per share computation. For the nine fiscal months ended September 29, 2007, the computation of diluted earnings per share is weighted for the periods that the notes were considered conventional convertible debt and for the period the notes were considered net share settlement securities.

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

Net revenues for the fiscal quarter ended September 29, 2007 were $729.6 million, compared to $654.4 million for the fiscal quarter ended September 30, 2006. Income from continuing operations for the fiscal quarter ended September 29, 2007 was $37.1 million, or $0.20 per diluted share, compared with net earnings for the fiscal quarter ended September 30, 2006 of $32.5 million, or $0.17 per diluted share.

The Company intends to sell the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the PCS business. The operations of the ASBU have been classified as discontinued operations. The loss from discontinued operations for the third quarter was $1.9 million, resulting in net earnings of $35.2 million, or $0.19 per diluted share.

Income from continuing operations for the third quarter of 2007 of $37.1 million, or $0.20 per diluted share, was impacted by a pretax charge for restructuring and severance costs of $9.9 million. Additionally, reported income tax expense is net of benefits totaling $0.9 million for changes in uncertain tax positions and a change in enacted tax rates. These items, net, had a negative $0.05 per share effect on income from continuing operations.

Net earnings for the third quarter of 2006 of $32.5 million, or $0.17 per diluted share, were impacted by pretax charges for restructuring and severance costs of $19.2 million, related asset write-downs of $2.7 million, inventory obsolescence charges for discontinued tantalum products of $1.4 million, losses resulting from adjustments to previously existing purchase commitments of $0.7 million, and charges totaling $2.9 million to settle past quality claims. These items and their tax-related consequences had a negative $0.10 effect on earnings per share.

Net revenues for the nine fiscal months ended September 29, 2007 were $2,103.7 million, compared to $1,946.0 million for the nine fiscal months ended September 30, 2006. Income from continuing operations for the nine fiscal months ended September 29, 2007 was $129.1 million, or $0.67 per diluted share, compared with net earnings for the nine fiscal months ended September 30, 2006 of $113.5 million, or $0.59 per diluted share.

The loss from discontinued operations for nine fiscal months ended September 29, 2007 was $3.2 million, resulting in net earnings of $125.9 million, or $0.66 per diluted share.

Income from continuing operations for the nine fiscal months ended September 29, 2007 of $129.1 million, or $0.67 per diluted share, was impacted by pretax charges for restructuring and severance costs of $13.2 million and related asset write-downs of $2.7 million. These items and their tax-related consequences, plus additional tax expense for changes in uncertain tax positions net of benefits for a change in enacted tax rates totaling $2.5 million, had a negative $0.09 per share effect on income from continuing operations.

Net earnings for the nine fiscal months ended September 30, 2006 of $113.5 million, or $0.59 per diluted share, were impacted by pretax charges for restructuring and severance costs of $28.1 million, related asset write-downs of $6.6 million, losses resulting from adjustments to previously existing purchase commitments of $4.8 million, write-downs and write-offs of tantalum inventories totaling $9.6 million, a loss on early extinguishment of debt of $2.9 million, an adjustment to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition of $3.6 million, and charges totaling $2.9 million to settle past product quality issues. These items and their tax related consequences had a negative $0.21 effect on earnings per share.

The business environment during the quarter and nine fiscal months ended September 29, 2007 continued to be relatively friendly, continuing the business climate enjoyed by the electronic components industry since the fourth quarter of 2005. We noted particular strength in Asia, beyond typical seasonality, although Europe was weaker due to expected seasonality. We experienced a strong upturn in sales of components for use in notebook computers. Sales to other sectors, particularly the industrial and automotive sectors, have remained stable at a relatively high level.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third quarter of 2006 through the third quarter of 2007 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2006	2006	2007	2007	2007
Net revenues(1)	$654,381	$635,487	$658,192	$715,861	$729,616

Gross profit margin (2)	25.6%	24.4%	26.6%	24.9%	24.0%

End-of-period backlog (3)	$609,500	$582,500	$586,600	$677,300	$678,300

Book-to-bill ratio	0.92	0.94	1.00	1.00	0.98

Inventory turnover	3.28	3.21	3.19	3.40	3.62

Change in ASP vs. prior quarter	-0.1%	0.9%	-0.7%	-0.6%	-1.3%

____________________

(1) Significant sequential increase in net revenues during the second quarter of 2007 is primarily attributable to $57.5 million of revenue from the PCS business and PM Group acquired during that quarter. For comparison, net revenues of these acquired businesses in the third quarter of 2007 were $65.0 million.

(2) Gross profit margin includes the impact of inventory write-downs and write-offs, gain (loss) on purchase commitments, and charges to settle past quality issues.

(3) Significant sequential increase in end-of-period backlog during the second quarter of 2007 is primarily attributable to $85.3 million of backlog of the PCS business and PM Group, as of their respective dates of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We continued to experience favorable economic conditions during 2007. Revenues from the acquired PCS business grew to $59.0 million for the third quarter of 2007 (compared to $51.8 million in the second quarter of 2007), in line with our expectation to achieve a $240 million annualized run-rate for this business. Excluding the improvements in the acquired businesses and foreign currency effects, revenues for the third quarter of 2007 are slightly higher than the second quarter of 2007. The book-to-bill ratio decreased slightly to 0.98. For the third quarter of 2007, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 0.93 and 1.03, respectively, versus ratios of 1.00 and 0.99, respectively, during the second quarter of 2007. We expect revenues between $710 million and $730 million for the fourth quarter of 2007, with similar to slightly improved margins.

Continuing the trend experienced in 2006, we experienced relatively moderate pressure on pricing during the nine fiscal months ended September 29, 2007. We believe pricing will be stable to moderately lower for the remainder of 2007.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2006 through the third quarter of 2007 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2006	2006	2007	2007	2007
Semiconductors
Net revenues (1)	$338,755	$323,449	$322,933	$379,687	$400,967

Book-to-bill ratio	0.87	0.89	0.97	1.01	0.95

Gross profit margin (2)	26.6%	24.1%	25.4%	24.1%	23.3%

Passive Components
Net revenues	$315,626	$312,038	$335,259	$336,174	$328,649

Book-to-bill ratio	0.98	1.00	1.03	1.00	1.02

Gross profit margin (3)	24.5%	24.7%	27.8%	25.7%	24.9%

____________________

(1) Significant sequential increase in net revenues for the Semiconductors segment during the second quarter of 2007 is primarily attributable to $51.8 million of revenue from the PCS business acquired during that quarter. For comparison, net revenues of the PCS businesses in the third quarter of 2007 were $59.0 million.

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

On April 1, 2007, we acquired the PCS business of International Rectifier Corporation for approximately $285.6 million in cash, net of cash acquired. The acquired product lines, which complement our existing product portfolio, consist of planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subassemblies. The extension of Vishay’s product offerings in the high-voltage and high-power range for discrete semiconductors represents another step in Vishay’s successful strategy of being able to offer one-stop-shop service for discrete electronic components. On July 25, 2007, we formally announced our intent to sell the automotive modules and subsystems business unit acquired as part of the PCS acquisition.

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

We believe that the acquisition has the potential to materially improve our growth in revenues, return on investment, and profits. We believe the new product lines are a favorable complement to our existing product lines. The acquisition was accretive to net earnings for both the second and third quarters of 2007, and revenues for the third quarter of 2007 are in line with our expectation to achieve a $240 million annualized run-rate for this business.

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

One way we reduce costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 73.9% at the end of the third quarter of 2007 (which reflects the acquisition of the PCS business on April 1, 2007), compared to 73.0% at the end of the second quarter, 74.2% at the end of 2006 and 57% when this program began in 2001. Excluding the acquired PCS business, this percentage improved to 75.0% during the third quarter, as we continued to implement our on-going restructuring plans, particularly in Belgium and the Netherlands. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

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

Our cost management efforts also include achieving synergies with our acquired businesses and realizing other cost reductions through plant closure, employee termination, and similar integration costs. Restructuring and severance costs, as presented on the consolidated statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities. These acquisition-related amounts, which have not been significant in recent years, are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations. We do not anticipate significant restructuring activities associated with the acquisition of the PCS business. We will continue plans initiated by International Rectifier to transfer production activities from International Rectifier’s facilities in Mexico and California to our newly acquired facility in China and subcontractors, respectively.

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

We believe that 2007 will represent the final phase of the major restructuring efforts that have been on-going since 2001. Our restructuring costs for the full year 2007 will be significantly less than the costs incurred in 2006. Our on-going restructuring projects for 2007 include moving certain back-end semiconductor production from the Republic of China (Taiwan) to the People’s Republic of China; shifting of production for certain product lines from Belgium to India and the People’s Republic of China; completing the shift of production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and other miscellaneous projects.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes. Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Cost of products sold	76.0%	74.3%	74.9%	73.9%
Gross profit	24.0%	25.6%	25.1%	25.9%
Selling, general & administrative expenses	15.1%	15.1%	15.7%	15.4%
Operating income	7.5%	7.2%	8.6%	8.7%
Income from continuing operations
before taxes and minority interest	6.7%	6.8%	8.2%	8.0%
Income from continuing operations	5.1%	5.0%	6.1%	5.8%
Net earnings	4.8%	5.0%	6.0%	5.8%
_________
Effective tax rate	23.6%	26.9%	24.7%	26.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net revenues	$729,616	$654,381	$2,103,669	$1,945,990
Change versus comparable prior year period	$75,235		$157,679
Percentage change versus
comparable prior year period	11.5%		8.1%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	2.3%	0.5%
Decrease in average selling prices	-2.7%	-1.2%
Foreign currency effects	2.2%	2.4%
Acquisitions	9.9%	6.3%
Other	-0.2%	0.1%
Net change	11.5%	8.1%

The markets for our products continued to be stable during the nine fiscal months ended September 29, 2007, maintaining the trend from the prior year. During the third quarter of 2007, we noted strength in sales for end-uses in the laptop computer market. On a regional basis, we noted strength in Asia and some weakness in Europe during the third quarter of 2007, which we attribute to seasonality.

The overall increase in net revenues was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the quarter and nine fiscal months ended September 29, 2007.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $61 million and $46 million for the nine fiscal months ended September 29, 2007 and September 30, 2006, respectively, or 2.8% and 2.3% of gross sales, respectively. We also assumed $5 million of liabilities for distributor incentive programs as part of our acquisitions in 2007. Actual credits issued under the programs during the nine fiscal months ended September 29, 2007 and September 30, 2006 (accrued at the time of sale) were approximately $58 million and $43 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. We expect royalty revenues to increase, and we continue to seek to expand our royalty streams. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $5.8 million and $5.4 million for the nine fiscal months ended September 29, 2007 and September 30, 2006, respectively.

Gross Profit and Margins

Gross profit margins for the quarter and nine fiscal months ended September 29, 2007 were 24.0% and 25.1%, respectively, versus 25.6% and 25.9% for the comparable prior year periods. These decreases in gross profit margin reflect lower average selling prices and higher precious metals and raw materials costs. Gross profit margins for the 2007 periods were also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. These decreases in the 2007 periods are partially offset by the absence of certain charges recorded in the prior year. Gross profit margin for the third quarter of 2006 reflects losses on tantalum purchase commitments of $0.7 million, inventory write-offs of $1.4 million, and charges to resolve past quality issues of $2.9 million. Gross profit margin for the nine fiscal months ended September 30, 2006 reflects losses on tantalum purchase commitments of $4.8 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million. The improvement in gross margin attributable to the absence of these charges is partially offset by lower average selling prices, higher precious metals and raw materials costs, and a less favorable product mix.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Business in our Semiconductors segment has continued to be stable, with orders increasing across several product lines. We continue to expand capacity and introduce new technologies and products. The acquired PCS business is included in our Semiconductors segment. The PCS business, acquired on April 1, 2007, contributed revenue of $59.0 million and $110.8 million during the third quarter and nine fiscal months ended September 29, 2007, respectively.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net revenues	$400,967	$338,755	$1,103,587	$967,983
Change versus comparable prior year period	$62,212		$135,604
Percentage change versus
comparable prior year period	18.4%		14.0%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	4.4%	3.4%
Decrease in average selling prices	-4.5%	-2.4%
Foreign currency effects	1.4%	1.7%
Acquisitions	17.4%	11.4%
Other	-0.3%	-0.1%
Net change	18.4%	14.0%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Gross margin percentage	23.3%	26.6%	24.2%	27.0%

The decreases in gross profit margin for the 2007 periods reflect higher precious metals and raw materials costs. Gross profit margin was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Passive Components

Our Passive Components segment has shown steady improvement over the past two years, due to cost reduction and a better pricing strategy. The profitability for this segment is expected to improve as a result of our on-going optimization and cost reduction efforts. Although we noted mostly seasonal decreases in sales volume, average selling prices have remained stable, due to selective price increases and a better product mix.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net revenues	$328,649	$315,626	$1,000,082	$978,007
Change versus comparable prior year period	$13,023		$22,075
Percentage change versus
comparable prior year period	4.1%		2.3%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-0.1%	-2.1%
Decrease in average selling prices	-0.7%	0.0%
Foreign currency effects	2.9%	3.2%
Acquisitions	1.9%	1.2%
Other	0.1%	0.0%
Net change	4.1%	2.3%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Gross margin percentage	24.9%	24.5%	26.1%	24.8%

Gross profit margins for the quarter and nine fiscal months ended September 29, 2007 increased versus the comparable prior year periods, primarily due to the absence of certain charges. Gross profit margins for the third quarter of 2006 reflect losses on tantalum purchase commitments of $0.7 million, inventory write-offs of $1.4 million, and charges to resolve past quality issues of $1.8 million. Gross profit margins for the nine fiscal months ended September 30, 2006 reflect losses on tantalum purchase commitments of $4.8 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $1.8 million. The improvements in gross margin attributable to the absence of these charges is partially offset by lower sales volume, higher precious metals and raw materials costs, and a less favorable product mix.

Over the past several years, we have recognized improvements in the margins of our Passive Components product lines as a result of the significant cost reduction programs that we have initiated. These programs have included and will continue to include combining facilities and shifting production to lower cost regions.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the quarter and nine fiscal months ended September 29, 2007 were 15.1% and 15.7% of net revenues, respectively, as compared to 15.1% and 15.4% for the comparable prior year periods. The increased level of SG&A costs for the quarter and nine fiscal months ended September 29, 2007 reflects approximately $1.2 million and $4.4 million, respectively, of transition service costs related to the PCS business. The SG&A costs from transition services agreements with International Rectifier will gradually decrease over future quarters and expire in the first quarter of 2008. After the conclusion of the transition service agreements with International Rectifier, the acquisition of the PCS business is expected to have the impact of reducing SG&A costs as a percentage of net revenues. Amortization of intangible assets, included in SG&A expenses, was $4.3 million and $12.2 million, respectively, for the quarter and nine fiscal months ended September 29, 2007, versus $3.0 million and $9.7 million for the comparable prior year periods. These increases in amortization expense were principally due to the acquisition of the PCS business, and to a lesser extent, PM Group. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs.

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

We continued our restructuring activities during the nine fiscal months ended September 29, 2007, recording restructuring and severance costs of $13.2 million, and related asset write-downs of $2.7 million.

Other Income (Expense)

Interest expense for the quarter and nine fiscal months ended September 29, 2007 decreased by $0.3 million and $2.8 million, respectively, versus the comparable prior year period. These decreases are primarily due to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and decreases in the variable rate paid on the exchangeable notes due 2102.

On June 4, 2006, the holders of our LYONs had the option to require us to repurchase the notes for their accreted value on that date. All LYONs holders exercised their option. As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs. This non-cash write-off is reported in a separate line item in the consolidated condensed statement of operations for the nine fiscal months ended September 30, 2006.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	Sept. 29,	Sept. 30,
	2007	2006	Change
Foreign exchange loss	$(2,546)	$(1,073)	$(1,473)
Interest income	3,887	5,561	(1,674)
Dividend income	148	-	148
(Loss) gain on disposal of property
and equipment	(640)	732	(1,372)
Other	790	445	345
	$1,639	$5,665	$(4,026)

	Nine fiscal months ended
	Sept. 29,	Sept. 30,
	2007	2006	Change
Foreign exchange loss	$(2,790)	$(5,551)	$2,761
Interest income	14,230	15,601	(1,371)
Dividend income	368	98	270
Gain on disposal of property
and equipment	740	2,038	(1,298)
Other	384	1,483	(1,099)
	$12,932	$13,669	$(737)

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the quarter and the nine fiscal months ended September 29, 2007 was 23.6% and 24.7%, respectively, compared to 26.9% and 26.9% for the comparable prior year periods. We recorded no tax benefit associated with the losses on tantalum purchase commitments in the quarter and nine fiscal months ended September 30, 2006, nor with the write-down of tantalum inventories to current market value in the first quarter of 2006. Additionally, income tax expense for the nine fiscal months ended September 29, 2007 includes approximately $2.5 million of tax expense for changes in uncertain tax positions, net of changes in enacted tax rates and deferred taxes.

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

Furthermore, as described in Note 4 to our consolidated condensed financial statements, Vishay adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”) effective January 1, 2007, and recorded a cumulative charge to retained earnings of approximately $2.1 million. The adoption of FIN 48 did not have a material impact on our effective tax rate for the quarter and nine fiscal months ended September 29, 2007.

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

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $477.0 million as of September 29, 2007, as compared to $671.6 million as of December 31, 2006. The decrease in cash and cash equivalents is principally due to cash utilized for the acquisitions of the PCS business of International Rectifier and PM Group in April 2007, which were funded with cash on-hand.

At September 29, 2007, substantially all of our cash and cash equivalents were held by our non-U.S. subsidiaries. At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely. We were able to utilize cash held by our foreign subsidiaries to acquire a portion of the PCS business and PM Group.

Our financial condition as of September 29, 2007 continued to be strong, with a current ratio (current assets to current liabilities) of 3.0 to 1, as compared to a ratio of 3.2 to 1 at December 31, 2006. The decrease in this ratio is primarily due to the reduction in cash due to acquisitions. Our ratio of total debt (including current portion) to stockholders’ equity was 0.18 to 1 at September 29, 2007, as compared to 0.20 to 1 at December 31, 2006.

Cash provided by continuing operating activities were $210.4 million for the nine fiscal months ended September 29, 2007, versus cash provided by operations of $228.4 million for the comparable prior year period. This decrease is largely attributable to increases in net working capital. Net working capital of the acquired PCS business increased by $68.8 million since acquisition, primarily because we acquired the business with very little net working capital. Net revenues from PCS business product lines since the date of acquisition have generated a significant increase in accounts receivable.

Cash used by discontinued operating activities of $19.9 million primarily reflects an increase in working capital of the ASBU business. Cash used by discontinued investing activities reflects capital spending for information technology systems.

Cash paid for property and equipment for the nine fiscal months ended September 29, 2007 was $107.8 million, compared to $115.4 million in the comparable prior year period. Our capital expenditures are projected to be approximately $190 million in 2007, principally to expand capacity in our Semiconductors segment businesses (including the acquired PCS business). Capital spending in 2007 for the PCS business is expected to be approximately $25 million, which includes spending to expand capacity and to integrate information technology systems.

Cash paid for acquisitions for the nine fiscal months ended September 29, 2007 was $331.8 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.7 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business. Cash paid for acquisitions for the nine fiscal months ended September 30, 2006 of $15.0 million reflect the acquisition of Phoenix do Brasil.

Our debt levels are essentially the same at September 29, 2007 as they were at December 31, 2006.

Pursuant to the terms of the convertible subordinated notes due 2023, the holders of these notes have the right to require us to repurchase these notes on August 1, 2008 (and other specified future dates) at a redemption price equal to 100% of the principal amount of the notes ($500 million). If these notes are put to us in August 2008, we intend to utilize our revolving credit facility or a replacement debt instrument to fund the purchase.

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

Similar to the expired revolving credit facility, the new revolving credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios. We were in compliance with all covenants at September 29, 2007.

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

The timing and location of scheduled payments has required us to draw on our revolving credit facilities from time to time over the past year. While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans. Additional acquisition activity or the repurchase of the convertible subordinated notes in August 2008 may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; difficulties in integrating acquired companies, including International Rectifier’s PCS business and the PM Group onboard vehicle weighing business, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our layoff or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Also, we can provide no assurance as to the timing of the disposition of the ASBU or whether we can dispose of ASBU on terms we consider attractive or at all.

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

We are exposed to changes in interest rates on our floating rate revolving credit facility. No amounts were outstanding under this facility at September 29, 2007 or at December 31, 2006. On a selective basis, we from time to time enter into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of September 29, 2007 and December 31, 2006, we did not have any outstanding interest rate swap or cap agreements.

Commodity Price Risk

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For example, the prices for tantalum and palladium, two raw materials that we use in our capacitors, are subject to fluctuation. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We recorded substantial write-downs of tantalum and palladium in the economic downturn from 2001 to 2003, and recorded more modest write-downs in 2004 and 2006.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks. Our significant foreign subsidiaries are located in Germany, Israel, and Asia. In most locations, we have introduced a “netting” policy where subsidiaries pay all intercompany balances within thirty days. As of September 29, 2007 and December 31, 2006, we did not have any outstanding foreign currency forward exchange contracts.

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

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

Date: November 6, 2007