Form 10-K
period 2007-12-31
VISHAY INTERTECHNOLOGY INC
filed 2008-02-27
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-7416

Vishay Intertechnology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-1686453
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

63 Lancaster Avenue
Malvern, Pennsylvania 19355-2143
(Address of principal executive offices)

(610) 644-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	New York Stock Exchange
(Title of class)	(Exchange on which registered)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.82 on June 30, 2007), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,719,113,000. There is no non-voting stock outstanding.

As of February 25, 2008, registrant had 171,989,392 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, are incorporated by reference into Part III.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2007

PART I

Item 1. BUSINESS

General

Vishay Intertechnology, Inc. is a leading international manufacturer and supplier of semiconductors and passive electronic components. Semiconductors include rectifiers; diodes; transistors; integrated circuits (“ICs”) such as power ICs, and analog switches; modules that contain several different types of semiconductors in a single package; and optoelectronic products such as infrared (“IR”) emitters and detectors, IR receiver modules, optocouplers, optical sensors, light-emitting diodes (“LEDs”), and IR data transceiver modules. Passive electronic components include resistive products, capacitors, inductors, strain gage transducers, and stress analysis systems. Discrete semiconductors and passive electronic components are essential elements of almost every type of electronic circuit. They support the microprocessor chips and other ICs that coordinate and control the functions of electronic devices and equipment. We offer our customers “one-stop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

Our semiconductor components are used for a wide variety of functions, including power control, power conversion, power management, signal switching, signal routing, signal blocking, signal amplification, two-way data transfer, one-way remote control, and circuit isolation. Our passive components are used to restrict current flow, suppress voltage increases, store and discharge energy, control alternating current (“AC”) and voltage, filter out unwanted electrical signals, detect stress and other physical forces, measure weight, and perform other functions. Our components are used in virtually every type of product that contains electronic circuitry, in the industrial, computing, automotive, consumer, telecommunications, military, aerospace, and medical markets.

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

3. achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor costs and available tax and other government-sponsored incentives;

4. maintaining significant production facilities in those regions where we market the bulk of our products in order to enhance the service and responsiveness that we provide to our customers;

5. using our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products; and

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

In 1962, Dr. Zandman, with the financial help of the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal® foil resistors. Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay. Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress® products, and strain gages.

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

In the late 1990’s, Vishay began expanding its product lines to include discrete semiconductors. In 1998, Vishay acquired the Semiconductor Business Group of TEMIC, which included Telefunken and an 80.4% interest in Siliconix, producers of MOSFETs, RF transistors, diodes, optoelectronics, and power and analog switching integrated circuits. Vishay’s next semiconductor acquisition came in 2001, with the purchase of the infrared components business of Infineon Technologies, which was followed the same year by Vishay’s acquisition of General Semiconductor, a leading global manufacturer of rectifiers and diodes. In 2005, Vishay made a successful tender offer for the minority interest in Siliconix. In 2007, Vishay acquired the Power Control Systems business of International Rectifier, further enhancing our product offerings. These acquisitions propelled Vishay into the top ranks of discrete semiconductor manufacturers.

During 2002, we made several acquisitions as part of our Measurements Group’s strategy of vertical market integration, including the Sensortronics, Tedea-Huntleigh, BLH, Nobel, and Celtron businesses. In 2005, we acquired SI Technologies; and in 2007, we acquired the on-board weighing systems business of PM Group. As a result of these acquisitions, the product portfolio of our Measurements Group has been greatly expanded and now includes apart from resistance strain gages (in which Vishay is the worldwide leader), transducers (the metallic structures to which strain gages are cemented), electronic instruments that measure and control output of the transducers, and complete systems for process control and on-board weighing applications.

Relying on the strength of our balance sheet, we continue to explore opportunities to acquire electronic component manufacturers that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.

We also seek to explore opportunities with privately held developers of electronic components, or “start-ups,” whether through acquisition, investment in noncontrolling interests, or strategic alliances. We made the first such investment in August 2004, when we acquired substantially all of the assets of RFWaves, Ltd., a fab-less integrated circuit design house located in Israel. We made an additional investment in October 2005, when we acquired substantially all of the assets of CyOptics Israel, Ltd., the Israeli subsidiary of CyOptics, Inc., a manufacturer of infrared devices. We principally use the facility acquired from CyOptics for research and development purposes.

In addition to our acquisition activity in recent years, we have taken steps to assure our competitiveness, enhance our operating efficiency, and strengthen our liquidity. In this regard, we:

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

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

  power MOSFETs,
  rectifiers,
  diodes and thyristors,
  RF transistors,
  IR emitters and detectors,
  IR receiver modules,
  optocouplers and solid-state relays,
  optical sensors,
  LEDs and 7-segment displays,
  infrared data transceiver modules,
  power ICs,
  analog switches,
  RF transmitter and receiver modules,
  ICs for optoelectronics,
  power modules (contain power diodes,
  thyristors, MOSFETs, IGBTs),
  dc-to-dc converters,
  discrete resistors,
  chip fuses,

  variable resistors (attenuators, dials, motion
  transducers, potentiometers, rheostats,
  trimmers),
  resistor networks and arrays,
  thermistors,
  varistors,
  inductors,
  transformers,
  tantalum capacitors,
  ceramic capacitors,
  film capacitors,
  power capacitors,
  heavy-current capacitors,
  aluminum capacitors,
  displays (IR touch panel, LCD, plasma),
  connectors,
  PhotoStress® products,
  strain gages,
  load cells,
  force transducers,
  weighing systems, and
  specialized strain gage systems.

We believe that we produce one of the broadest lines of discrete electronic components available from any single manufacturer. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products by customers in all relevant market sectors. We also promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay. One way that we do this is by receiving bills of materials from customers and cross-referencing Vishay products in many different categories.

Product Segments

Our products can be divided into two general classes: semiconductors and passive components. These broad categories are also the basis used to determine our operating segments for financial reporting purposes. See Note 15 to our consolidated financial statements for additional information on revenues, income, and total assets by segment.

Semiconductors

Our Semiconductors segment includes discrete devices, integrated circuits (“ICs”), and modules. Semiconductors are sometimes referred to as “active components” because they require power to function. Discrete semiconductors are single components or arrangements of components that typically perform a single function, such as switching, amplifying, rectifying, or transmitting electrical signals. Our ICs combine the functions of multiple semiconductor and passive components on a single chip. IC products from Vishay are focused on analog signal switching and routing, power conversion, and power management. Our modules combine several components into a single package. Examples include our power modules that contain power diodes, thyristors, MOSFETs, and IGBTs, and our dc-to-dc converter modules. Our discrete semiconductors and ICs are manufactured and marketed primarily through our Siliconix subsidiary, our Vishay Semiconductor GmbH subsidiary, and our General Semiconductor business. The product lines acquired as part of the PCS acquisition have been integrated into our Siliconix subsidiary and our Vishay Semiconductor GmbH subsidiary.

We also include in the category of semiconductors our line of optoelectronic components, manufactured and marketed by our subsidiary Vishay Semiconductor GmbH, and our infrared components business.

Discrete Devices

Rectifiers convert AC to DC, a unidirectional current required for operation of many electronic systems. Vishay rectifier innovations include Trench MOS barrier Schottky (“TMBS®”) rectifier technology, which reduces power losses and improves the efficiency of end products. Diodes and thyristors allow voltage to be conducted in only one direction. They are used to route, switch, and block radio frequency (“RF”), analog, and power signals. Vishay’s range of diodes includes components for transient voltage suppression (“TVS”), electrostatic discharge (“ESD”) protection, and electromagnetic interference (“EMI”) filtering. We offer a broad line of rectifiers and diodes with differing power, speed, cost, and packaging characteristics.

Vishay’s range of transistor products includes low-voltage TrenchFET® metal-oxide-semiconductor field-effect transistors (“MOSFETs”), high-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, and junction field-effect transistors (“JFETs”). MOSFETs function as solid-state switches to control power in cell phones, notebook computers, and other end products. Vishay’s innovative TrenchFET power MOSFET technology extends battery life and prevents component from overheating. Vishay has a tradition of innovation in MOSFET packaging and performance, the latest of which is PolarPAK®, which uses double-side cooling to create a more efficient, faster switching MOSFET. Vishay RF transistors, which amplify analog or digital signals, are designed for use in radios, television sets, mobile phones, and other end products.

Integrated Circuits

Our power ICs include power conversion, low-dropout regulator, power interface, and motor control ICs. Our power conversion and power interface ICs are based on low-voltage, mixed-signal silicon processes. They are used in end products, such as cell phones, where an input voltage from a battery or other source must be converted to a level that is compatible with logic signals used by power amplifiers, digital signal processors (“DSPs”), and other sub-circuits. Our motor control ICs are used to control motion in data storage devices, such as optical and hard disk drives, and to control the speed of small motors in printers, photocopy machines, and other office equipment. We also offer a line of power conversion ICs for higher-power applications in fixed telecommunications systems.

Our signal processing ICs (analog switches and multiplexers) have long been used in instrumentation and industrial equipment that receives analog signals, outputs analog signals, or does both. More recent applications for our signal processing ICs include broadband communication devices such as xDSL modems.

Optoelectronics

Optoelectronic components emit light, detect light, or do both. Our broad range of optoelectronic components includes infrared (“IR”) emitters and detectors, IR receiver modules, optocouplers and solid-state relays, optical sensors, light-emitting diodes (“LEDs”) and 7-segment displays, and IR data transceiver modules. Our IR receiver modules are designed for use in infrared remote control, data transmission, and light barrier applications in end products including notebook computers, audio and video systems, and navigation equipment. Vishay is a leading manufacturer of IR receiver modules. Our optocouplers electrically isolate input and output signals. Uses include computer monitors, consumer electronics, telecommunications equipment, and industrial systems. Our IR data transceiver modules are used for short range, two-way, wireless data transfer between electronic devices such as mobile phones and notebook computers. Our LEDs are designed for backlighting and illumination in automotive and transport, consumer, signage and graphics, and other applications. Vishay LEDs include ultra-bright and very small surface-mount packages, with products available in all standard colors including white.

Passive Components

Passive Components include resistors, capacitors, and magnetics such as inductors and transformers. They are referred to as “passive” because they do not require a power supply to handle the signals that pass through them. Passive components are used to store electrical charges, to limit or resist electrical current, and to help in filtering, surge suppression, measurement, timing, and tuning applications. We also include in this category the products of our Measurements Group that employ passive components in electro-mechanical measurements.

Resistors and Inductors

Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Linear resistive components are classified as variable or fixed, depending on whether or not their resistance is adjustable. Non-linear resistors can also be used as measuring devices. We manufacture thermistors, which are heat-sensitive resistors. Another type of resistive sensor is strain gages for measurement of mechanical stress. See “Measurements Group” below.

We manufacture virtually all types of fixed resistors, both in discrete and network forms, as well as many variable types. These resistors are produced for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistor is the most important requirement, to low-cost resistors for which price is an important factor.

Vishay resistor innovations include Bulk Metal® foil technology and Power Metal Strip® technology. Bulk Metal foil resistors are the most precise and stable type of resistors available. They are used in precision amplifiers; high-precision instrumentation; medical and automatic test equipment; high-end stereo equipment; electron beam scanning and recording equipment; and military, aerospace, and down-hole equipment and instrumentation. Power Metal Strip resistors, which feature very low resistance values, are used to measure changes in current flow (current sensing) or divert current flow (shunting). They are used in a very wide range of end products.

Inductors use an internal magnetic field to change AC current phase and resist AC current. Inductor applications include controlling AC current and voltage, and filtering out unwanted electrical signals. Vishay inductor innovations include low-profile, high-current inductor technology with industry-leading specifications. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module (“VRM”) and dc-to-dc converter applications. They are designed for use in end products include mobile devices, notebook and desktop computers, servers, graphic cards, personal navigation systems, personal multimedia devices, LCD televisions, and automotive systems.

Capacitors

Capacitors are used in almost all electronic circuits. They store energy and discharge it when needed. Applications include power conversion, dc-linking, frequency conversion, bypass, decoupling, and filtering. Important applications for capacitors include electronic filtering for linear and switching power supplies; decoupling and bypass of electronic signals for integrated circuits and circuit boards; and frequency control, timing and conditioning of electronic signals for a broad range of applications.

Types of capacitors manufactured by Vishay include tantalum (molded chip tantalum, coated chip tantalum, solid through-hole tantalum, and wet tantalum), ceramic (multilayer chip and ceramic disc), film, power, heavy-current, aluminum, and silicon RF. Vishay capacitors range from tiny surface-mount devices for hearing aids and cell phones to large power correction capacitors used in heavy industry. Our capacitor portfolio includes several types of capacitors for military systems and a broad selection of devices used in radio frequency interference (“RFI”) suppression applications.

Measurements Group

Vishay Measurements Group is a leading manufacturer of products for precision measurement of mechanical strains. With Vishay’s acquisitions in 2002, the Measurements Group has implemented a strategy of vertical market integration. The Measurement Group portfolio of products includes resistance strain gages (in which Vishay is the worldwide leader), transducers (the metallic structures to which strain gages are cemented), electronic instruments that measure and control output of transducers, and complete systems for process control and on-board weighing.

Vishay Measurements Group develops, manufactures, and markets components, instruments, and systems for a wide variety of test and measurement applications. Vishay strain gage products include electrical resistance strain gages for both stress analysis testing and transducer manufacturing applications, as well as strain gage instrumentation. Vishay PhotoStress® coatings and instruments use a unique optical process to detect stress and other physical forces. Vishay transducer products include load cells, force transducers, and instruments. Vishay also manufactures, installs, and services systems for weighing and force measurement and control. These include systems with transducers and instruments to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems that are installed in logging and waste-handling trucks; and special scale systems for aircraft weighing and portable truck weighing.

Packaging

We have taken advantage of the growth of the surface-mount component market, and we are an industry leader in designing and marketing surface mount devices. Surface-mount devices adhere to the surface of a circuit board rather than being secured by leads that pass through holes to the back side of the board.

We believe that we are a market leader in the development and production of a wide range of surface mount devices, including:

  thick film chip resistors,

  thick film resistor networks and arrays,

  metal film leadless resistors (“MELFs”),

  molded tantalum chip capacitors,

  coated tantalum chip capacitors,

  multi-layer ceramic chip capacitors,

  thin film chip resistors,

  thin film networks,

  certain diodes and transistor products,

  power MOSFETs,

  wirewound chip resistors,

  Power Metal Strip® resistors,

  Bulk Metal® foil resistors,

  current sensing chips,

  chip inductors,

  chip transformers,

  chip trimmers,

  NTC chip thermistors,

  PTC chip thermistors, and

  strain gages.

We also provide a number of component packaging styles to facilitate automated product assembly by our customers.

Military Qualifications

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center (“DESC”), and under certain European military specifications. DESC qualification levels are based in part upon the rate of failure of products. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to DESC. If the product fails to meet the requirements for the applicable classification level, the product’s classification may be reduced to a lower level. During the time that the DESC classification level is reduced for a product with military application, net revenues and earnings attributable to that product may be adversely affected.

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in regions where we market the bulk of our products, such as the United States, Germany, and Asia. To maximize production efficiencies, we seek whenever practicable to establish manufacturing facilities in countries, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and, in the case of Israel, to benefit from various government incentives, including grants and tax relief.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Nebraska, New York, North Carolina, Pennsylvania, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, Hungary, and the Czech Republic. We also have manufacturing facilities in Israel (see “Israeli Government Incentives” below), Austria, Belgium, Brazil, Costa Rica, France, Italy, Japan, Mexico, the Netherlands, Portugal, the Philippines, Sweden, and the United Kingdom. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

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

To maintain our cost competitiveness, we continue to pursue a strategy to shift manufacturing emphasis to more advanced automation in higher-labor-cost regions and to relocate a fair amount of production to regions with skilled workforces and relatively lower labor costs. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

See Note 15 to our consolidated financial statements for financial information by geographic area.

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers.

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacture of tantalum capacitors. There are currently three major suppliers that process tantalum ore into capacitor grade tantalum powder. We were obligated under contracts with Cabot Corporation to make purchases of tantalum through 2006. These purchase commitments were entered into at a time when market demand for tantalum capacitors was high and tantalum powder was in short supply. See Note 14 to our consolidated financial statements.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity product that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s grant and tax incentive programs. These programs have contributed substantially to our growth and profitability. For the year ended December 31, 2007, net revenues from products manufactured in Israel accounted for approximately 17% of our net revenues.

Under the terms of the Israeli government’s incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of our approved projects has ever been cancelled, and we have already received approval for a majority of the projects contemplated by our capital expenditure program. Over the past few years, the Israeli government has scaled back or discontinued some of its incentive programs. There can be no assurance that we will maintain our eligibility for existing projects or that in the future the Israeli government will continue to offer new incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to receive such benefits. Because we have received approvals for most projects currently contemplated, we do not anticipate that cutbacks in the incentive programs for new projects would have an adverse impact on our earnings and operations for at least several years.

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have not experienced any material interruption in our Israeli operations during our 37 years of operations there, in spite of several Middle East crises, including wars.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components, and monitor the backlog of outstanding orders for our products.

We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. Many of our customers encounter uncertain and changing demand for their products. They typically order products from us based on their forecasts. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments included in our backlog, in many instances without the payment of any penalty. Therefore, our backlog at any point in time is not necessarily indicative of the results to be expected for future periods.

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs. During 2007, approximately 51% of our sales were to OEMs, approximately 8% of our sales were to EMS companies, and approximately 41% of our sales were to distributors.

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

We have established a Strategic Global Account program, which provides each of our top customers with a dedicated Strategic Global Account Manager. Vishay Strategic Global Account Managers are typically highly experienced salesmen or saleswomen who are capable of providing key customers with the coordination and management visibility required in a complex multi-product business relationship. They typically coordinate the sales, pricing/contract, logistic, quality, and other aspects of the customer’s business requirements. The Strategic Global Account Manager normally is the focal point of communication between Vishay and its main customers. We maintain a similar program for our Strategic Distributors as well.

We also seek to meet the needs of our customers for technical and applications support. Vishay’s Business Development group maintains teams of dedicated Field Application Engineers (“FAEs”) in the field for the exclusive support of our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers specify a Vishay component in their products – this program offers our customers superior access to Vishay technologies while at the same time increasing design wins, and ultimately sales, for Vishay. Most importantly, the process is closely monitored via a proprietary database developed by the Vishay Business Development group. Our database captures very specific design activity and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been quite stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 60% of our total net revenues. No single customer comprises more than 10% of our total net revenues.

During 2007, approximately 24% of our net revenues were attributable to customers in the Americas, approximately 38% were attributable to customers in Europe, and approximately 38% were attributable to customers in Asia. During 2007, the share of net revenues by end-use market was as follows: Industrial, 39%; Computer, 19%; Automotive, 16%; Consumer Products, 13%; Telecommunications, 8%; Military and Aerospace, 4%; Medical, 1%.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers that produce products using technologies similar to ours. Our primary competitors by product type include:

  Discrete Devices: Fairchild Semiconductor, International Rectifier, Infineon, ON Semiconductor, NXP Semiconductors, Rohm, STMicroelectronics, Toshiba.

  Integrated Circuits: Fairchild Semiconductor, International Rectifier, Infineon, Maxim, ON Semiconductor, STMicroelectronics.

  Optoelectronics: Avago, Fairchild Semiconductor, Sharp, Toshiba.

  Resistors and Inductors: EPCOS, KOA, Rohm, Yageo.

  Capacitors: AVX, EPCOS, KEMET, Murata, TDK, Yageo.

  Measurements Group: various niche competitors.

There are many other companies that produce products in the markets in which we compete.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, business reputation, and price competitiveness. Our sales and marketing programs aim to offer our customers a broad range of world-class technologies, superior global sales and distribution support, and a secure and multi-location source of product supply.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by our engineers and scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Israel, the People’s Republic of China, France, the Republic of China (Taiwan), South Korea, the United Kingdom, and Canada.

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

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, nine currently operating non-U.S. facilities, six formerly owned U.S. sites, and one formerly owned non-U.S. site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2007, we employed approximately 27,900 full time employees, of whom approximately 89% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one small U.S. facility are represented by a union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

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

The following corporate governance related documents are also available on our website:

  Corporate Governance Principles
  Code of Business Conduct and Ethics
  Code of Ethics Applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
  Audit Committee Charter
  Nominating and Corporate Governance Committee Charter
  Compensation Committee Charter
  Policy on Director Attendance at Annual Meetings
  Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
  Procedures for Securityholders’ Submissions of Nominating Recommendations
  Securityholder Communications with Directors and Interested Party Communication with Non-Management Directors
  Whistleblower and Ethics Hotline Procedures
  Related Party Transaction Policy.

To view these documents, access ir.vishay.com and click on “Corporate Governance.”

Any of the above documents can also be obtained in print by any stockholder upon request to our Investor Relations Department at the following address:

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

The electronic component and semiconductor industries are highly cyclical and experience periods of decline from time to time. We and others in the electronic and semiconductor component industry have experienced these conditions in the recent past and cannot predict when we may experience such downturns in the future. A decline in product demand on a global basis could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end-use markets for our products. Changes in the demand mix, needed technologies, and these end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. The prospect of a slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each of 2001, 2002, 2003, 2004, 2005, 2006, and 2007, and we expect to incur such expenses during 2008.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. We also cannot assure you that acquisitions that we have recently completed or will complete in the future will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value, and prospects could all be materially and adversely affected.

Our debt levels and the August 1, 2008 put option related to our convertible subordinated notes could adversely affect the perception in the financial markets of our financial condition.

At December 31, 2007, we had approximately $609 million of debt outstanding. Of this amount, $500 million represents our convertible subordinated notes due 2023. The holders of these notes have the right to require us to repurchase these notes on August 1, 2008 (and other specified future dates) at a redemption price equal to 100% of the principal amount of the notes ($500 million). If these notes are put to us in August 2008, we intend to utilize our revolving credit facility or a replacement debt instrument to fund the purchase.

Pursuant to the indenture governing the notes, we have the right to pay the purchase price for the notes in cash, Vishay common stock, or a combination of both. In June 2007, our Board of Directors adopted a resolution pursuant to which we intend to waive our rights to settle the principal amount of the notes in shares of Vishay common stock. In accordance with the resolution of our Board, if notes are tendered for repurchase, we will pay the repurchase price in cash.

The marketplace could react negatively to our current debt levels and the possibility that we will need to repurchase the convertible subordinated debt in the near future, which in turn could affect our share price and also make it more difficult for us to obtain financing in the future.

To remain successful, we must continue to innovate, and our investments in new technologies may not prove successful.

Our future operating results are dependent on our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.

In addition to our own research and development initiatives, we periodically invest in technology start-up enterprises, in which we may acquire a controlling or noncontrolling interest but whose technology would be available to be commercialized by us. There are numerous risks in investments of this nature including the limited operating history of such start-up entities, their need for capital, and their limited or absence of production experience, as well as the risk that their technologies may prove ineffective or fail to gain acceptance in the marketplace. There can be no assurance, therefore, that our investments in start-up enterprises will prove successful.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology.

Protection of intellectual property often involves complex legal and factual issues. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We have applied, and will continue to apply, for patents covering our technologies and products, as we deem appropriate. However, our applications may not result in issued patents. Also, our existing patents and any future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies, design around our patented technologies, or may challenge or seek to invalidate our patents.

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

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing these materials, they have historically resulted in higher raw material costs for us. We cannot assure you that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products. Also, to assure availability of raw materials in time of shortage, we may enter into long-term supply contracts for these materials, which may prove unnecessary and burdensome when the shortage abates.

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

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center, and under certain European military specifications. These products are assigned certain classification levels. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to governmental agencies. If any of our products fails to meet the requirements of the applicable classification level, that product’s classification may be reduced to a lower level. A decrease in the classification level for any of our products with a military application could have an adverse impact on the net revenues and earnings attributable to that product.

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

We have increased our operations in Israel over the past several years. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have had the general effect of increasing our net earnings, although this was not the case during 2002, 2003, and 2004 due to losses on purchase commitments. Also, we have benefited from employment incentive grants made by the Israeli government. There can also be no assurance that in the future the Israeli government will continue to offer new grant and tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to benefit from them. Any significant increase in the Israeli tax rates or reduction or elimination of the Israeli grant programs that have benefited us could have an adverse impact on our results of operations.

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

We have operations outside the United States, and approximately 76% of our revenues during 2007 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results. We have never experienced any material interruption in our Israeli operations in our 37 years of operations there, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Factors related to Vishay’s capital structure

The holders of Class B common stock have effective voting control of Vishay.

Vishay has two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 45% of the voting power of Vishay. Directly, through a family trust, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer of Vishay, has sole or shared voting power over substantially all of the outstanding Class B common stock. As a result, the holders of Class B common stock effectively cause the election of directors and approve other actions as stockholders without the approval of other stockholders of Vishay.

Vishay has a staggered board of directors which could make a takeover of Vishay difficult.

Vishay’s staggered board of directors might discourage, delay, or prevent a change in control of Vishay by a third party and could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Also, as a consequence of Vishay’s staggered board, directors may not be removed without cause, even though a majority of stockholders may wish to do so.

Our reluctance to issue substantial additional shares in order not to dilute the interests of our existing stockholders could impede growth.

In the past, Vishay has grown through numerous acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and the financial condition of Vishay at the time, would require the issuance of substantial additional amounts of our common stock. If such opportunities were to arise, our Board of Directors would need to consider the potentially dilutive effect on the interests and voting power of our existing stockholders. In particular, our Board of Directors believes that it is in our best interest to ensure the continued vision and influence of our founder, Dr. Felix Zandman, over our corporate affairs. Dr. Zandman currently has effective voting control over Vishay through our Class B common stock, by direct ownership, a family trust, and a voting trust agreement, such that he has approximately 45% of our outstanding voting power. The reluctance to issue additional shares could impede our future growth.

General Economic and Business Factors

In addition to the factors relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements. These factors include:

  overall economic and business conditions;
  competitive factors in the industries in which we conduct our business;
  changes in governmental regulation;
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

Item 1B. UNRESOLVED STAFF COMMENTS

None requiring disclosure.

Item 2. PROPERTIES

Our business has approximately 67 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities and facilities related to businesses classified as “held for sale.” See Note 2 to our consolidated financial statements for further information related to the Automotive Systems Business Unit which is presently being marketed for sale. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Owned Locations	Business Segment	Space (Square Feet)
United States
Santa Clara, CA	Semiconductors	227,000
Columbus, NE	Passive Components	158,000
Wendell, NC	Passive Components	106,000
Monroe, CT	Passive Components	91,000
Malvern, PA	Passive Components	79,000
Yankton, SD	Passive Components	58,000
Warwick, RI	Passive Components	55,000
Bennington, VT	Passive Components	54,000
Grafton, WI	Passive Components	49,000
Niagara Falls, NY	Passive Components	38,000

Non-U.S.
Israel (5 locations)	Semiconductors and Passive Components	1,081,000
People’s Republic of China (3 locations)	Semiconductors and Passive Components	637,000
Germany (4 locations)	Semiconductors and Passive Components	549,000
Czech Republic (4 locations)	Passive Components	499,000
Belgium (2 locations)	Passive Components	484,000
Malaysia	Semiconductors	480,000
Republic of China (Taiwan) (3 locations)	Semiconductors and Passive Components	409,000
India (2 locations)	Semiconductors and Passive Components	296,000
France (3 locations)	Passive Components	291,000
Netherlands	Passive Components	283,000
Portugal	Passive Components	167,000
Austria	Semiconductors	153,000
Philippines	Passive Components	150,000
Italy	Semiconductors	135,000
Hungary	Semiconductors	116,000
United Kingdom	Passive Components	86,000
Mexico	Passive Components	57,000
Japan	Passive Components	45,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Leased Locations	Business Segment	Space (Square Feet)
United States
City of Industry and Ontario, CA	Passive Components	124,000
Yankton, SD	Passive Components	27,000
Monroe, CT	Passive Components	19,000
Westbury, NY	Semiconductors	17,000

Non-U.S.
People’s Republic of China (5 locations)	Semiconductors and Passive Components	1,075,000
Mexico	Passive Components	193,000
Austria	Passive Components	120,000
Czech Republic	Passive Components	119,000
Brazil	Passive Components	97,000
Sweden	Passive Components	81,000
Germany (2 locations)	Semiconductors	74,000
Israel (3 locations)	Semiconductors and Passive Components	53,000
India	Semiconductors	34,000
Netherlands	Passive Components	27,000
Costa Rica	Passive Components	4,000

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

Siliconix Stockholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed in the Superior Court of California on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer of Vishay, and as a nominal defendant, Siliconix. The suit made various claims against Vishay and the other defendants for actions allegedly taken in respect of Siliconix during the period when Vishay owned an 80.4% interest in Siliconix. The action sought injunctive relief and unspecified damages.

In May 2005, Vishay successfully completed a tender offer to acquire all shares of Siliconix that were not already owned by Vishay. Following the announcement of Vishay’s intent to make this tender offer, several purported class-action complaints were filed in the Delaware Court of Chancery. These actions were consolidated into a single class action and a settlement agreement was reached with the plaintiffs, who effectively represented all non-Vishay stockholders of Siliconix. The settlement agreement was approved by the Delaware Court of Chancery in October 2005.

The Proctor plaintiffs filed an amended complaint in the Superior Court of California in November 2005. In June 2006, the Delaware Court of Chancery issued a permanent injunction restraining the Proctor plaintiffs from prosecuting the Proctor action. An appeal of the injunction order brought by a former stockholder of Siliconix was dismissed by the Delaware Supreme Court in January 2007.

Also in June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court there. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The Proctor plaintiffs thereafter filed a Notice of Appeal to the Ninth Circuit Court of Appeals, which is pending.

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at three Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, nine currently operating non-U.S. facilities, six formerly owned U.S. sites, and one formerly owned non-U.S. site. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. See also Note 13 to our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 27, 2008:

Name	Age	Positions Held
Dr. Felix Zandman*	79	Executive Chairman of the Board, Chief Technical and Business Development Officer
Dr. Gerald Paul*	59	Chief Executive Officer, President, and Director
Marc Zandman*	46	Vice-Chairman of the Board, Chief Administration Officer, and President- Vishay Israel Ltd.
Richard N. Grubb	61	Executive Vice President and Chief Financial Officer
Ziv Shoshani*	42	Chief Operating Officer, Executive Vice President, and Director
____________________

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

Marc Zandman was appointed Chief Administration Officer as of January 1, 2007. Mr. Zandman has been Vice-Chairman of the Board since 2003, a Director of the Company since 2001, and President of Vishay Israel Ltd. since 1998. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with the Company since 1984. He is the son of Dr. Felix Zandman, the Company’s Executive Chairman and Chief Technical and Business Development Officer.

Richard N. Grubb has been Vice President and Chief Financial Officer of the Company since 1994, and has been an Executive Vice President of the Company since 1996. Mr. Grubb has been associated with the Company in various capacities since 1975, was a Director from 1994 to 2003, and was Treasurer from 1994 to 2007.

Ziv Shoshani was promoted to the position of Chief Operating Officer effective January 1, 2007. During 2006, he was Deputy Chief Operating Officer. Mr. Shoshani has been Executive Vice President of the Company since 2000 with various areas of responsibility. Mr. Shoshani has been employed by the Company since 1995. He is the nephew of Dr. Felix Zandman, the Company’s Executive Chairman and Chief Technical and Business Development Officer.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,700 at February 25, 2008.

	2007			2006
	High	Low		High	Low
Fourth quarter	$14.71	$10.90	Fourth quarter	$14.63	$12.61
Third quarter	$17.36	$11.68	Third quarter	$16.14	$12.79
Second quarter	$18.22	$13.90	Second quarter	$17.46	$13.97
First quarter	$14.57	$12.71	First quarter	$16.64	$13.39

At February 25, 2008, we had outstanding 14,352,888 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis. Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Executive Chairman and Chief Technical and Business Development Officer; a family trust controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially. Directly, through the family trust, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.* Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2002 and assumes that all dividends were reinvested.

	Year Ending December 31,
	Base Period
Company Name/Index	2002	2003	2004	2005	2006	2007
Vishay Intertechnology, Inc.	100.0	204.83	134.35	123.08	121.11	102.06
S&P 500 Index	100.0	128.68	142.69	149.70	173.34	182.86
S&P MidCap 400 Index	100.0	135.62	157.97	177.81	196.16	211.81
Peer Group*	100.0	220.85	164.54	157.02	181.98	172.43
____________________

*	AVX Corporation, EPCOS AG, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2007 (1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)
Statement of Operations Data:
Net revenues	$2,833,266	$2,581,477	$2,296,521	$2,414,654	$2,170,597
Interest expense	28,652	32,215	33,590	34,252	39,226
Income from continuing operations before
taxes and minority interest	205,664	191,550	77,772	70,017	46,426
Income taxes	64,133	50,836	11,737	13,729	11,528
Minority interest	1,180	978	3,761	11,592	8,056
Income from continuing operations	140,351	139,736	62,274	44,696	26,842
Loss from discontinued operations, net of tax	(9,587)	-	-	-	-
Net earnings	130,764	139,736	62,274	44,696	26,842

Basic earnings (loss) per share:*
Continuing operations	$0.76	$0.76	$0.35	$0.27	$0.17
Discontinued operations	$(0.05)	$-	$-	$-	$-
Net earnings	$0.70	$0.76	$0.35	$0.27	$0.17

Diluted earnings (loss) per share:*
Continuing operations	$0.74	$0.73	$0.34	$0.27	$0.17
Discontinued operations	$(0.05)	$-	$-	$-	$-
Net earnings	$0.69	$0.73	$0.34	$0.27	$0.17

Weighted average shares outstanding – basic	185,646	184,400	177,606	163,701	159,631
Weighted average shares outstanding – diluted	198,226	210,316	189,321	165,938	160,443

Balance Sheet Data:
Total assets	$4,995,235	$4,691,896	$4,527,591	$4,638,590	$4,566,360
Long-term debt, less current portion	607,237	608,434	751,553	752,145	836,606
Working capital	1,145,873	1,192,833	1,136,466	1,168,383	1,049,892
Stockholders’ equity	3,356,775	3,080,813	2,855,852	2,773,335	2,514,034
* May not add due to rounding.

____________________

(1)

Includes the results of the Power Control Systems business from April 1, 2007 and PM Group from April 19, 2007. Also includes net pretax charges of $34,325,000 for restructuring and severance costs, asset write-downs, and a contract termination charge. These charges were partially offset by a gain on sale of a building. These items and their related tax consequences, net of additional tax expenses for changes in uncertain tax positions and valuation allowances, had a negative $0.21 effect on income from continuing operations. These items are more fully described in the notes to the consolidated financial statements.

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

(5)

Includes net charges of $23,947,000 for restructuring and severance costs, asset write-downs, inventory write-downs, losses on purchase commitments, and a loss on extinguishment of debt, partially offset by a gain on insurance proceeds. These items and their tax related consequences had a negative $0.11 effect on earnings per share.

Management believes that stating the impact on net earnings of items such as restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, gains or losses on purchase commitments, contract termination charges, losses on early extinguishment of debt, gains on insurance proceeds, charges for in-process research and development, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Semiconductors and electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, military/aerospace, and medical industries.

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

Net revenues for the year ended December 31, 2007 were $2.833 billion, compared to net revenues of $2.581 billion for the year ended December 31, 2006. Income from continuing operations for the year ended December 31, 2007 was $140.4 million, or $0.74 per diluted share, compared to net earnings of $139.7 million or $0.73 per diluted share for the year ended December 31, 2006.

Vishay intends to sell the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the PCS business. The operations of the ASBU have been classified as discontinued operations. The loss from discontinued operations in 2007 was $9.6 million, resulting in net earnings of $130.8 million, or $0.69 per diluted share.

Income from continuing operations for the year ended December 31, 2007 of $140.4 million, or $0.74 per diluted share, was impacted by pretax charges for restructuring and severance costs of $14.7 million, related asset write-downs of $3.9 million, and a contract termination charge of $18.9 million, net of a gain on sale of a building of $3.1 million. These items and their tax-related consequences, plus additional tax expense for changes in uncertain tax positions and valuation allowances totaling $8.3 million, had a negative $0.21 per share effect on income from continuing operations.

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

The business environment during 2007 continued to be relatively friendly, continuing the business climate enjoyed by the electronic components industry since the fourth quarter of 2005. For the second year in a row, in 2007 we recognized the highest annual revenues in our history.

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

End-of-period backlog is one indicator of future revenues. We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for future periods.

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period as compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that our backlog is building and that we are likely to see increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the fourth quarter of 2006 and through the fourth quarter of 2007 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2006	2007	2007	2007	2007
Net revenues (1)	$635,487	$658,192	$715,861	$729,616	$729,597

Gross profit margin (2)	24.4%	26.6%	24.9%	24.0%	22.9%

End-of-period backlog (3)	$582,500	$586,600	$677,300	$678,300	$646,700

Book-to-bill ratio	0.94	1.00	1.00	0.98	0.96

Inventory turnover	3.21	3.19	3.40	3.62	3.76

Change in ASP vs. prior quarter	0.9%	-0.7%	-0.6%	-1.3%	-1.2%
____________________

(1) The significant sequential increase in net revenues during the second quarter of 2007 is primarily attributable to $57.5 million of revenue from the PCS business and PM Group acquired during that quarter. For comparison, net revenues of these acquired businesses in the third and fourth quarters of 2007 were $65.0 million and $63.6 million, respectively.

(2) Gross profit margin includes the impact of inventory write-downs and write-offs and gain (loss) on purchase commitments.

(3) The significant sequential increase in end-of-period backlog during the second quarter of 2007 is primarily attributable to $85.3 million of backlog of the PCS business and PM Group, as of their respective dates of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Although the fourth quarter turned out to be unsatisfactory from an earnings perspective, we continued to experience relatively favorable economic conditions during 2007. Revenues for the fourth quarter of 2007 were approximately the same as revenues for the third quarter of 2007 and were in our expected range. The book-to-bill ratio decreased slightly to 0.96. For the fourth quarter of 2007, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 0.92 and 1.00, respectively, versus ratios of 0.93 and 1.03, respectively, during the third quarter of 2007. We expect revenues between $720 million and $740 million for the first quarter of 2008, with improved margins.

Continuing the trend experienced in 2006, we experienced relatively moderate pressure on pricing during 2007. We anticipate increasing pricing pressure in 2008.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the fourth quarter of 2006 through the fourth quarter of 2007 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2006	2007	2007	2007	2007
Semiconductors
Net revenues (1)	$323,449	$322,933	$379,687	$400,967	$386,013

Book-to-bill ratio	0.89	0.97	1.01	0.95	0.94

Gross profit margin	24.1%	25.4%	24.1%	23.3%	22.5%

Passive Components
Net revenues	$312,038	$335,259	$336,174	$328,649	$343,584

Book-to-bill ratio	1.00	1.03	1.00	1.02	0.99

Gross profit margin (2)	24.7%	27.8%	25.7%	24.9%	23.3%
____________________

(1) The significant sequential increase in net revenues for the Semiconductors segment during the second quarter of 2007 is primarily attributable to $51.8 million of revenue from the PCS business acquired during that quarter. For comparison, net revenues of the PCS businesses in the third and fourth quarters of 2007 were $59.0 million and $55.8 million, respectively.

(2) Gross profit margin for the Passive Components segment includes the impact of inventory write-downs and write-offs and gain (loss) on purchase commitments.

Acquisition and Divestiture Activity

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. This includes exploring opportunities to acquire smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses. Also as part of this growth strategy, we seek to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in noncontrolling interests, or strategic alliances.

We completed two strategic acquisitions in 2007 and one strategic acquisition in 2006. During 2005, we completed three strategic acquisitions and also acquired the 19.6% interest in Siliconix that we did not already own. We also divested or plan to divest certain non-core businesses acquired in these transactions.

2007 Activities

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

The acquisition includes a wafer fab in Torino, Italy, as well as facilities in Mumbai, India and Xi’an, China. At this time, Vishay has no plans for extensive restructuring. Vishay and International Rectifier entered into several transition services agreements for information technology, logistics, and other functions, as well as for the supply of wafers for up to three years.

We believe that the acquisition has the potential to materially improve our growth in revenues, return on investment, and profits. We believe the new product lines are a favorable complement to our existing product lines. We have successfully integrated the acquired product groups into Vishay’s existing organization, and this business is presently operating at the expected annual run-rate of $240 million in revenues. While the acquired business was accretive to 2007, the profitability thus far has been below expectations. We believe there are several areas for improvement which will be completed in steps in 2008. As contemplated under our transition agreements with International Rectifier, by mid-2008 we will transfer about 50% of front-end and back-end production out of facilities retained by International Rectifier, resulting in cost reductions.

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

As a controlled majority-owned subsidiary, the results of operations of Siliconix were included in our consolidated financial statements prior to the acquisition of the minority interest, and the outside stockholders’ interests were shown as “minority interest” on the consolidated statements of operations and the consolidated balance sheets. The acquisition of the minority interest in Siliconix contributed approximately $7.6 million, $15.8 million, and $10.3 million incrementally to our earnings for 2007, 2006, and 2005, respectively.

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

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry. Our cost savings initiatives generally include a combination of production transfers, plant closures, and overhead streamlining.

One way we have reduced costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 74.0% (75.1% excluding businesses acquired in 2007) at the end of 2007, 74.2% at the end of 2006, 72.8% at the end of 2005, and 57% when this program began in 2001. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Between 2001 and 2007, we recorded $222.2 million of restructuring and severance costs and recorded related asset write-downs of $81.4 million in order to reduce our cost structure going forward. We have realized, and expect to continue to realize, annual net cost savings associated with these restructuring activities.

Restructuring and severance costs, as presented on the consolidated statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities. These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction program. These amounts, which were not significant in 2007, 2006, and 2005, are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.

We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs plus the non-cash expenses recognized for asset write-downs. In general, a restructuring project must have a payback of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback of between 1 and 1.5 years.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program. In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions. Annual pretax savings resulting from restructuring projects initiated under these programs were expected to be approximately $50 million, of which approximately 70% of the savings would reduce costs of products sold, and approximately 30% of the savings would result in reduced selling, general, and administrative costs. Our actual costs savings from these programs in 2007 were approximately $40 million. Of this $40 million of annualized savings, approximately $20 million began to be realized in 2006, and $20 million began to be realized in 2007. We expect to begin to realize an additional $10 million of savings from these programs in 2008. The expected and actual savings quantified above are net of additional costs incurred after production was transferred to lower-labor-cost regions.

We expect these restructuring programs to result in higher profitability through better gross margins and lower selling, general, and administrative expenses. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A, “Risk Factors.”

While we expect some restructuring projects in 2008, we believe that we are in the final phase of the major restructuring efforts that have been on-going since 2001. Our restructuring projects for 2007 included moving certain back-end semiconductor production from the Republic of China (Taiwan) to the People’s Republic of China; shifting of production for certain product lines from Belgium to India and the People’s Republic of China; completing the shift of production for a portion of our aluminum capacitor product lines from the Netherlands to Austria and/or sub-contractors; and other miscellaneous projects.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes. Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s grants and tax incentive programs. These benefits take the form of government grants and reduced tax rates that are lower than those in the United States.

Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel’s industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects are approved by the Israeli government and become operational. Israeli government grants, recorded as a reduction in the costs of products sold, were $4.8 million, $6.0 million, and $6.9 million, in 2007, 2006, and 2005, respectively. At December 31, 2007, our consolidated balance sheet reflected $1.0 million in deferred grant income.

Under the terms of the Israeli government’s incentive programs, once a project is approved, the recipient is eligible to receive the benefits of the related grants for the life of the project, so long as the recipient continues to meet preset eligibility standards. None of our approved projects has ever been cancelled, and we have already received approval for a majority of the projects contemplated by our capital expenditure program. Over the past few years, the Israeli government has scaled back or discontinued some of its incentive programs. There can be no assurance that we will maintain our eligibility for existing projects or that in the future the Israeli government will continue to offer new incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to receive such benefits. Because we have received approvals for most projects currently contemplated, we do not anticipate that cutbacks in the incentive programs for new projects would have an adverse impact on our earnings and operations for at least several years.

Write-Downs of Tantalum Inventory and Purchase Commitments

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

During the term of the contracts, we recorded the following charges related to our tantalum contracts (in thousands):

	Loss (Gain)	Write-downs
	on Purchase	of inventory
	Commitments	on-hand
2002	$106,000	$25,700
2003	11,392	5,406
2004	16,213	-
2005	(963)	-
2006	5,687	9,602

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

While our purchase commitments have been completely satisfied, we will continue to evaluate if write-downs of the value of inventory on-hand are necessary. See “Critical Accounting Policies and Estimates” below.

Tower Semiconductor Foundry Agreement

Our Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor. Pursuant to the agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix must pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

Pursuant to the agreement, Siliconix advanced $20 million to Tower in 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders. This advance was considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.

During 2007, Siliconix was committed to purchase approximately $22 million of semiconductor wafers, but did not meet its commitments due to changing market demand for products manufactured using wafers supplied by Tower. Siliconix was required to pay penalties of approximately $1.7 million, which were recorded as a component of costs of products sold.

In January 2008, Siliconix reached an agreement in principle to revise the current arrangement with Tower to more accurately reflect market demand. Siliconix is presently negotiating the terms of a new legal contract. Based on the penalties paid in 2007 and the agreement in principle, management has determined that it is unlikely that Siliconix will be able to utilize the remaining prepayment of $16.4 million. Management has also accrued an additional $2.5 million based on its best estimate of additional contract termination charges related to the original agreement.

Remaining future purchase commitments under the original Tower agreement are approximately $160 million. If Siliconix is unable to finalize a new agreement with Tower, significant additional penalties may be incurred.

Foreign Currency

In 2007, we realized approximately 76% of our revenues from customers outside the United States. Any third party revenues not using the U.S. dollar as the functional currency must be reported in the local currency and be translated at the weighted average exchange rate. This translation has an impact on the net revenues line of the consolidated statements of operations and also on the expense lines of the consolidated statements of operations. We generally do not purchase foreign currency exchange contracts or other derivative instruments to hedge our exposure to foreign currency fluctuations, although we do maintain cash balances in foreign currencies to act as a natural hedge of certain net exposures. As of December 31, 2007 and 2006, we had no outstanding foreign currency forward exchange contracts.

See Item 7A for additional discussion of foreign currency exchange risk.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we do not have any off-balance sheet arrangements.

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

Our minimum purchase commitments under the contracts with Cabot exceeded our production requirements for tantalum capacitors over the term of the contract. Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory. Based on usage currently expected in 2008, our inventory on hand represents between one and two years of usage. While we expect to utilize all of the tantalum powder and wire in our inventory, if the downward pricing trend were to resume, we could be required to record additional write-downs of the carrying value of inventory on hand.

If tantalum prices were to recover in the future, we would not reverse the write-downs that we have taken on our raw materials inventory, so that our cost of materials will continue to reflect these write-downs regardless of future price increases in tantalum. This could have the effect of increasing the earnings that we realize in future periods.

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

In 2007, 2006, and 2005, we recorded restructuring and severance costs of approximately $14.7 million, $40.2 million, and $29.8 million, respectively. Our restructuring activities related to existing business were designed to reduce both our fixed and variable costs. Acquisition-related restructuring costs, which were not significant in 2007, 2006, or 2005, are included in the allocation of the cost of the acquired business and generally add to goodwill. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill is tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. The comparable companies utilized in our evaluation are the members of our peer group included in the presentation of our stock performance in our annual proxy statement. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount. We noted no impairment in our annual assessment of goodwill during the years ended December 31, 2007, 2006, or 2005.

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets, other than goodwill and tradenames, including property and equipment, long-term prepaid assets, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends.

During the years ended December 31, 2007, 2006, and 2005, we recorded fixed asset write-downs of $3.9 million, $6.7 million, and $11.4 million, respectively. Asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices or the present value of expected rental receipts. Asset write-downs also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans.

During the year ended December 31, 2007, we recorded a write-off of prepaid assets associated with our Tower Semiconductor foundry agreement.

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

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Plans in these countries comprise approximately 91% of our retirement obligations at December 31, 2007. In the U.S., we utilize published long-term high quality bond indices to determine the discount rate at the measurement date. In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

These accruals are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. During 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of our application for tax incentives in certain jurisdictions. During 2006, certain matters were resolved unfavorably, which required us to make tax payments.

We file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, our U.S. federal tax returns for 2003 and 2004 will remain subject to examination until the losses are utilized. The tax returns of significant consolidated subsidiaries are currently under examination, including Germany (2001-2004); Israel (2002 and later years); and Republic of China (Taiwan) (1996 and later years). We are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For those benefits to be recognized, a tax position must be “more likely than not” to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes.

We adopted the provisions of FIN 48 effective January 1, 2007.

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions. Significant judgment is required in determining the expected future realizability of these deferred tax assets. We periodically evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2007	2006	2005
Costs of products sold	75.5%	74.2%	77.1%
Gross profit	24.5%	25.5%	23.0%
Selling, general, and administrative expenses	15.5%	15.6%	16.4%
Operating income	7.7%	8.1%	4.2%
Income from continuing operations
before taxes and minority interest	7.3%	7.4%	3.4%
Income from continuing operations	5.0%	5.4%	2.7%
Net earnings	4.6%	5.4%	2.7%

Effective tax rate	31.2%	26.5%	15.1%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2007	2006	2005
Net revenues	$2,833,266	$2,581,477	$2,296,521
Change versus prior year	$251,789	$284,956
Percentage change versus prior year	9.8%	12.4%

Changes in net revenues were attributable to the following:

	2007 vs. 2006	2006 vs. 2005
Change attributable to:
Increase in volume	1.6%	14.5%
Decrease in average selling prices	-1.8%	-1.9%
Foreign currency effects	2.7%	0.0%
Acquisitions	7.2%	0.3%
Other	0.1%	-0.5%
Net change	9.8%	12.4%

The markets for our products were relatively stable during the year ended December 31, 2007, compared to the prior year. The overall increase in net revenues was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the year ended December 31, 2007.

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

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $81.9 million, $59.0 million, and $51.8 million, for the years ended December 31, 2007, 2006, and 2005, respectively, or, as a percentage of gross sales 2.8%, 2.2%, and 2.2%, respectively. We also assumed $5.6 million of liabilities for distributor incentive programs as part of our acquisitions in 2007. Actual credits issued under the programs for the years ended December 31, 2007, 2006, and 2005 were approximately $79.6 million, $68.4 million, and $53.8 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. We expect royalty revenues to increase and we continue to seek to expand our royalty streams. Royalty revenues, included in net revenues on the consolidated statements of operations, were $7.8 million, $7.6 million, and $4.9 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

Gross Profit and Margins

Costs of products sold as a percentage of net revenues for the year ended December 31, 2007 were 75.5%, as compared to 74.2% for the year ended December 31, 2006. Gross profit as a percentage of net revenues for the year ended December 31, 2007 was 24.5%, as compared to 25.5% for the year ended December 31, 2006. This decrease in gross profit margin reflects lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies. Gross profit margins for 2007 were also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. This decrease in gross margin in 2007 is partially offset by the absence of certain charges recorded in the prior year. Gross profit margin for 2006 reflects losses on tantalum purchase commitments of $5.7 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million. The improvement in gross margin attributable to the absence of these charges is more than offset by lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies.

Costs of products sold as a percentage of net revenues for the year ended December 31, 2006 was 74.2%, as compared to 77.1% for the year ended December 31, 2005. Gross profit as a percentage of net revenues for the year ended December 31, 2006 was 25.5%, as compared to 23.0% for the year ended December 31, 2005. The improvement in gross profit margin for 2006 reflects increased sales volumes and the impact of our cost reduction programs, partially offset by lower average selling prices and higher precious metals costs. Gross profit margin for 2006 reflects losses on tantalum purchase commitments of $5.7 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million. Gross profit margins for 2005 reflect adjustments to our tantalum purchase commitment liability representing a gain of $1.0 million.

See “Israeli Government Incentives” regarding Israeli government grants, which are recorded as a reduction to costs of products sold.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Business in our Semiconductors segment has continued to be stable throughout 2007, with orders increasing across several product lines. We continue to expand capacity and introduce new technologies and products. The acquired PCS business is included in our Semiconductors segment. The PCS business, acquired on April 1, 2007, contributed revenue of $166.6 million during 2007.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2007	2006	2005
Net revenues	$1,489,600	$1,291,432	$1,142,492
Change versus prior year	$198,168	$148,940
Percentage change versus prior year	15.3%	13.0%

Changes in Semiconductors segment net revenues were attributable to the following:

	2007 vs. 2006	2006 vs. 2005
Change attributable to:
Increase in volume	4.1%	18.1%
Decrease in average selling prices	-3.2%	-3.5%
Foreign currency effects	1.8%	-0.2%
Acquisitions	12.9%	0.0%
Other	-0.3%	-1.4%
Net change	15.3%	13.0%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Years ended December 31,
	2007	2006	2005
Gross margin percentage	23.8%	26.3%	24.4%

Changes in gross margin are largely driven by changes in net revenues, but also reflect our continuing cost cutting efforts. The decrease in gross profit margin for 2007 reflects lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies. Gross profit margin for 2007 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. Additionally, gross profit margins of the Semiconductors segment for 2006 reflect charges to resolve past quality issues of $1.1 million.

Passive Components

Our Passive Components segment has shown steady improvement over the past two years, due to cost reduction and a better pricing strategy. The profitability for this segment is expected to improve as a result of our on-going optimization and cost reduction efforts.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2007	2006	2005
Net revenues	$1,343,666	$1,290,045	$1,154,029
Change versus prior year	$53,621	$136,016
Percentage change versus prior year	4.2%	11.8%

Changes in Passive Components segment net revenues were attributable to the following:

	2007 vs. 2006	2006 vs. 2005
Change attributable to:
(Decrease) increase in volume	-0.6%	11.2%
Decrease in average selling prices	-0.3%	-0.1%
Foreign currency effects	3.6%	0.2%
Acquisitions	1.5%	0.6%
Other	0.0%	-0.1%
Net change	4.2%	11.8%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Years ended December 31,
	2007	2006	2005
Gross margin percentage	25.4%	24.8%	21.5%

Changes in gross margin are largely driven by changes in net revenues, but also reflect our continuing cost cutting efforts. Several significant cost reduction programs have been initiated in all Passive Components product lines, including combining facilities and shifting production to lower cost regions. The impact of these cost savings plans has been partially offset by the underutilization of capacity in commodity products. Additionally, several items impact the comparability of gross margins of the Passive Components segment, as summarized in the table below (in thousands):

	Years ended December 31,
	2007	2006	2005
Loss (gain) on purchase commitments	$-	$5,687	$(963)
Write-downs of tantalum and palladium inventories	-	9,602	-
Settlement of past quality issues	-	1,785	-

The improvement in gross margin for 2007 is primarily due to the absence of these charges. The improvements in gross margin attributable to the absence of these charges is partially offset by lower sales volume, higher precious metals and raw materials costs, and a less favorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the year ended December 31, 2007 increased by approximately $36.0 million compared to the prior year, although SG&A expenses were generally stable as a percentage of net revenues. SG&A expenses were 15.5% of net revenues for 2007 as compared to 15.6% of net revenues for the prior year. The increased level of SG&A costs for 2007 reflects approximately $5.2 million of transition services costs related to the PCS business. The SG&A costs from transition services agreements with International Rectifier have gradually decreased over the past three quarters and expire in the first quarter of 2008. After the conclusion of the transition services agreements with International Rectifier, the acquisition of the PCS business is expected to have the impact of reducing SG&A costs as a percentage of net revenues. Amortization of intangible assets, included in SG&A expenses, was $16.6 million in 2007, compared to $12.9 million in 2006. This increase in amortization expense is principally due to the acquisition of the PCS business, and to a lesser extent, PM Group. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs. SG&A expenses include gains and losses on the disposal of property and equipment. The gain on disposal of property and equipment for the year ended December 31, 2007 was $3.5 million (of which $3.1 million was realized in a single transaction). The gain on disposal of property and equipment for the year ended December 31, 2006 was $1.0 million. SG&A expenses for 2006 also include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

SG&A expenses were 15.6% of net revenues for 2006 as compared to 16.4% of net revenues for the prior year, partially due to an increased revenue base. Our cost reduction initiatives referred to above also target SG&A costs and are reflected in this improvement. As described above, SG&A expenses for 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations.

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

We continued our restructuring activities during 2007, recording restructuring and severance costs of $14.7 million, and recording related asset write-downs of $3.9 million.

Other Income (Expense)

2007 Compared to 2006

Interest expense for the year ended December 31, 2007 decreased by $3.6 million compared to the year ended December 31, 2006. This decrease is primarily due to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and decreases in the variable rate paid on the exchangeable notes due 2102.

On June 4, 2006, the holders of our LYONs had the option to require us to repurchase the notes for their accreted value on that date. All LYONs holders exercised their option. As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs. This non-cash write-off is reported in a separate line item in the consolidated statement of operations.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2007	2006	Change
Foreign exchange loss	$(5,164)	$(6,490)	$1,326
Interest income	19,419	22,401	(2,982)
Dividend income	470	261	209
Other	(15)	1,247	(1,262)
Incentive from Chinese government	1,238	-	1,238
	$15,948	$17,419	$(1,471)

2006 Compared to 2005

Interest expense for the year ended December 31, 2006 decreased by $1.4 million versus 2005. This decrease is primarily related to the repayment of our LYONs in June 2006 and the impact of lower amounts outstanding under our revolving credit facility during the year ended December 31, 2006, partially offset by debt assumed in the acquisition of Alpha Electronics in the fourth quarter of 2005 and increases in the variable rate paid on the exchangeable notes due 2102.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2006	2005	Change
Foreign exchange (loss) gain	$(6,490)	$731	$(7,221)
Interest income	22,401	13,880	8,521
Dividend income	261	342	(81)
Other	1,247	(53)	1,300
Incentive from Chinese government	-	703	(703)
	$17,419	$15,603	$1,816

Minority Interest

Minority interest in earnings was not significant for the years ended December 31, 2007 and 2006. Minority interest in earnings for year ended December 31, 2006 decreased $2.8 million compared to the year ended December 31, 2005, due to the acquisition of the minority interest in Siliconix during the second quarter of 2005.

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the year ended December 31, 2007 was 31.2%, as compared to 26.5% for the year ended December 31, 2006, and 15.1% for the year ended December 31, 2005.

We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

Additional information about income taxes is included in Note 5 to our consolidated financial statements. Furthermore, as described in Note 5 to our consolidated financial statements, we adopted FIN 48 effective January 1, 2007, and recorded a cumulative charge to retained earnings of approximately $2.1 million. Income tax expense for the year ended December 31, 2007 includes approximately $8.3 million of tax expense for discrete changes in uncertain tax positions and valuation allowances and related items.

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

The effective tax rates for 2007, 2006, and 2005 also reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $537.3 million as of December 31, 2007, as compared to $671.6 million as of December 31, 2006. The decrease in cash and cash equivalents is principally due to cash utilized for the acquisitions of the PCS business of International Rectifier and PM Group in April 2007, which were funded with cash on-hand.

At December 31, 2007, approximately 97% of our cash and cash equivalents was held by our non-U.S. subsidiaries. At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely. We were able to utilize cash held by our foreign subsidiaries to acquire a portion of the PCS business and PM Group.

Our financial condition as of December 31, 2007 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, compared to 3.2 to 1 at December 31, 2006. The decrease in this ratio is primarily due to the decrease in cash as a result of our 2007 acquisitions. Our ratio of debt to stockholders’ equity was 0.18 to 1 at December 31, 2007, compared to 0.20 to 1 at December 31, 2006.

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. Vishay has generated cash flows from operations in excess of $200 million in each of the past 6 years, and cash flows from operations in excess of $100 million in each of the past thirteen years.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash.” Measurements such as “free cash” do not have a uniform definition and are not recognized in accordance with generally accepted accounting principles (“GAAP”). Such measures should not be viewed as an alternative to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt. Vishay has generated positive “free cash” in each of the past eleven years, and “free cash” in excess of $80 million in each of the past six years.

Cash flows provided by continuing operating activities were $354.0 million for the year ended December 31, 2007, as compared to cash flows provided by operations of $349.4 million for the year ended December 31, 2006. Net working capital of the acquired PCS business increased by $68.2 million since its acquisition, which had a negative impact on reported cash flows from continuing operating activities. We acquired the PCS business with very little net working capital. Net revenues from PCS business product lines since the date of acquisition have generated a significant increase in accounts receivable.

Cash used by discontinued operating activities of $10.2 million primarily reflects an increase in working capital of the ASBU business. Cash used by discontinued investing activities reflects capital spending for information technology systems.

Cash paid for property and equipment for the year ended December 31, 2007 was $200.0 million, as compared to $183.3 million in the prior year. Our capital expenditures are projected to be approximately $170 million in 2008, principally to expand capacity in the Semiconductors businesses, and to continue to integrate information technology systems of the newly acquired PCS business with our legacy systems.

Cash paid for acquisitions for the year ended December 31, 2007 was $331.8 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.7 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business. Cash paid for acquisitions for the year ended December 31, 2006 of $15.0 million reflect the acquisition of Phoenix do Brasil.

Our debt levels are essentially the same at December 31, 2007 as they were at December 31, 2006.

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

Pursuant to the indenture governing the notes, we have the right to pay the purchase price for the notes in cash, Vishay common stock, or a combination of both. In June 2007, our Board of Directors adopted a resolution pursuant to which we intend to waive our rights to settle the principal amount of the notes in shares of Vishay common stock. In accordance with the resolution of our Board, if notes are tendered for repurchase, we will pay the repurchase price in cash. (If notes are submitted for conversion, Vishay will value the shares issuable upon conversion and will pay in cash an amount equal to the principal amount of the converted notes and will issue shares in respect of the conversion value in excess of the principal amount.)

Our Board adopted this resolution because our liquidity has changed since entering into the indenture governing the notes in 2003. We have generated at least $200 million in cash flows from operations each year since 2003. We also have adequate borrowing capacity under our revolving credit facility described below, if necessary, to make all principal payments on the notes in cash.

We maintain a secured revolving credit facility, which was amended and restated on April 20, 2007. This new revolving credit facility replaced our previous revolving credit facility, which was scheduled to expire on May 1, 2007. At December 31, 2007 and 2006, there were no amounts outstanding under the respective revolving credit facilities.

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

Similar to the expired revolving credit facility, the new revolving credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios. We were in compliance with all covenants at December 31, 2007.

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

Contractual Commitments

As of December 31, 2007 we had contractual obligations as follows (in thousands):

		Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt	$608,583	$1,346	$920	$140	$606,177
Interest payments on long-term debt	772,295	23,634	47,201	46,828	654,632
Capital and operating leases	155,423	26,275	42,792	31,459	54,897
Expected pension and
postretirement plan funding	365,270	29,958	65,416	72,685	197,211
Estimated costs to complete
construction in progress	23,300	22,200	1,100	-	-
Uncertain tax positions	65,523	20,500	-	-	45,023
Purchase commitments - Tower	160,000	29,000	58,000	58,000	15,000
Purchase commitments - other	66,600	53,200	13,400	-	-
Total contractual cash obligations	$2,216,994	$206,113	$228,829	$209,112	$1,572,940

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

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102. Various factors could have a material effect on the amount of future interest payments. These factors include the facts that substantially all of our debt instruments are convertible into or exchangeable for common stock, that the holders of our convertible subordinated notes due 2023 have an option to “put” these notes to us on specified dates, and that interest commitments for our variable-rate exchangeable notes due 2102 are based on the rate prevailing at December 31, 2007. Commitments for interest payments on long-term debt also include commitment fees under our revolving credit facility, which expires in May 2012.

Our consolidated balance sheet at December 31, 2007 includes approximately $65.5 million of liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business. Of this amount, $20.5 million is expected to be paid in less than one year. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, with the exception of the $20.5 million described above, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities. Accordingly, the remaining uncertain tax positions were classified as payments due after five years.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. Our Siliconix division has an agreement with Tower Semiconductor, pursuant to which we were required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. During 2007, Siliconix was committed to purchase approximately $22 million of semiconductor wafers, but did not meet its commitments due to changing market demand for products manufactured using wafers supplied by Tower. In January 2008, Siliconix reached an agreement in principle to revise the current arrangement with Tower to more accurately reflect market demand. Siliconix is presently negotiating the terms of a new legal contract. Because the original Tower agreement is still in force, the table above shows the remaining commitments under the original agreement. Management expects that these commitments will be substantially reduced pursuant to the new contract based on the agreement in principle reached in January 2008. If Siliconix is unable to finalize a new agreement with Tower, significant additional penalties may be incurred.

In 2004, our Siliconix division entered a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan. The agreement calls for Siliconix to provide a rolling twelve month forecast of estimated requirements. The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement. Thereafter, the monthly quantity may vary based on market demand. Under the agreement Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to use its best efforts not to reduce the average monthly demand rate below a specified threshold (“best efforts threshold”). The purchase commitments in the table above represent the minimum commitments for year one (based on the fixed quantities for months one through six and the minimum average quantities for months seven through twelve), and the expected minimum commitment based on the best efforts threshold for the remainder of the agreement. Our actual purchases in future periods are expected to be greater than these minimum commitments. Generally accepted accounting principles require that management evaluate if purchase commitments are at prices in excess of current market price. The purchase commitments for silicon wafers entered by Siliconix are for the manufacture of proprietary products using Siliconix-owned technology licensed to this subcontractor by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments. Management believes that these commitments are at prices which are not in excess of estimated current market prices.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, and purchase commitments, see Notes 5, 6, 11, 13, and 14 to our consolidated financial statements.

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, several new accounting pronouncements became effective in 2007 or will become effective in future periods.

The adoption of SFAS No. 141-R, Business Combinations, effective January 1, 2009, will change the manner in which Vishay accounts for acquisitions. While this new standard will impact all companies, certain aspects of the new standard will have a particular impact on Vishay.

A primary tenet of our business strategy is the expansion within the electronic components industry through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. Our acquisition strategy relies upon reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives.

Under present accounting standards, plant closure and employee termination costs that we incur in connection with our acquisition activities are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations. SFAS No. 141-R will require such costs to be recorded as expenses in our statement of operations, as such expenses are incurred.

Except as described above, the adoption of the new standards described in Note 1 to our consolidated financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates, interest rates, and commodity prices. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2007, 2006, and 2005 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our floating rate revolving credit facility. At December 31, 2007 and 2006, there were no amounts outstanding under this facility.

At December 31, 2007, we had approximately $609 million of debt outstanding. Of this amount, $500 million represents our convertible subordinated notes due 2023, and $105 million represents our exchangeable notes due 2102.

We have no interest rate exposure to our convertible subordinated notes, as the interest payable on these notes is fixed. However, the holders of these notes have the right to require us to repurchase these notes on August 1, 2008 (and other specified future dates) at a redemption price equal to 100% of the principal amount of the notes ($500 million). If these notes are put to us in August 2008, we intend to utilize our revolving credit facility or a replacement debt instrument to fund the purchase. Due to interest rate fluctuations and other factors, the costs to refinance this debt may be greater than current interest rates.

We do have interest rate exposure with respect to our variable rate exchangeable notes. The exchangeable notes bear interest at LIBOR, which is reset quarterly.

At December 31, 2007, we have approximately $537.3 million of cash and cash equivalents.

A 50 basis point increase or decrease in interest rates would increase or decrease our annual net earnings by approximately $1.4 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2007, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies.

We estimate that a 10% movement in the value of the U.S. dollar against all foreign currencies would impact our net earnings by approximately $1.5 million, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

If the U.S. dollar strengthened or weakened by 10% versus each of the following foreign currencies, with all other currencies being held constant, we estimate that our net earnings would increase (decrease) as follows (in thousands):

	10% Strengthening	10% Weakening
Currency:
Euro	$(6,500)	$6,500
Israeli shekel	9,000	(9,000)
Hong Kong dollar	1,000	(1,000)
Singapore dollar	(800)	800
Taiwan dollar	(500)	500
British pound	(400)	400
Hungarian forint	(400)	400
Philippines peso	300	(300)
Brazilian real	300	(300)
Czech koruna	(200)	200
Chinese renminbi	(100)	100
All other currencies, net	(200)	200
All currencies simultaneously	$1,500	$(1,500)

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $6.9 million, assuming that such changes in our costs have no impact on the selling prices of our products.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on page F-1 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

On April 1, 2007, Vishay acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation. On April 19, 2007, Vishay acquired PM Group PLC. As permitted by SEC rules and regulations, our management has excluded the PCS business and PM Group PLC from its evaluation of internal control over financial reporting as of December 31, 2007 because these businesses were acquired in 2007. As of December 31, 2007, these businesses constituted $470.2 million and $395.7 million of total and net assets, respectively. For the year ended December 31, 2007, these businesses contributed $186.1 million of net revenues, $9.5 million of income from continuing operations, and $9.6 million of loss from discontinued operations; and reduced net income by $0.1 million. See Note 2 to our consolidated financial statements included herein for more information about these acquisitions.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and has expressed an unqualified opinion on those consolidated financial statements, as stated in their report which is included herein on page F-2. Ernst & Young LLP has also issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described above, on April 1, 2007, Vishay acquired the PCS business of International Rectifier Corporation. On April 9, 2007, International Rectifier Corporation announced an internal investigation of accounting irregularities at a foreign subsidiary, indicating that material weaknesses in internal control over financial reporting existed. Vishay did not acquire this subsidiary, and Vishay management is not aware of any accounting irregularities at subsidiaries acquired from International Rectifier. However, International Rectifier’s internal investigation has not been completed, and Vishay management is continuing to evaluate the impact, if any, of this on-going investigation on the internal control over financial reporting of the acquired PCS business.

Certifications

The certifications of our CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

     Corporate Investor Relations
     Vishay Intertechnology, Inc.
     63 Lancaster Avenue
     Malvern, PA 19355-2143

It is our intention to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or any waiver from, a provision of this code by posting such information on our website, at the aforementioned address and location.

Certain information required under this Item with respect to our Executive Officers is set forth in Part I, Item 4A hereof under the caption “Executive Officers of the Registrant.”

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2007, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2007, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2007, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2007, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2007, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2007 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

2.	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

	2.1	Master Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Canada Limited, International Rectifier Electronic Motion Systems Ltd., IR Germany Holdings GmbH, International Rectifier (India) Limited, International Rectifier Corporation Italiana S.p.A. and Xi’an IR Micro-Electronics Co., Ltd. and certain of the assets of International Rectifier Corporation. Incorporated by reference to Exhibit 2.1 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.2	Asset Purchase Agreement dated as of November 8, 2006, by and among Vishay Intertechnology, Inc., International Rectifier Corporation, and International Rectifier Southeast Asia Pte, Ltd. with respect to certain assets of International Rectifier’s Power Control Systems Business. Incorporated by reference to Exhibit 2.2 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.3	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd. Incorporated by reference to Exhibit 2.3 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.4	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Canada Limited. Incorporated by reference to Exhibit 2.4 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.5	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of IR Germany Holdings GmbH. Incorporated by reference to Exhibit 2.5 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.6	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier (India) Limited. Incorporated by reference to Exhibit 2.6 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

	2.7	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A. Incorporated by reference to Exhibit 2.3 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

2.8	Stock Purchase Agreement dated as of November 8, 2006, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation with respect to all outstanding capital stock of Xi’an IR Micro-Electronics Co., Ltd. Incorporated by reference to Exhibit 2.8 to International Rectifier Corporation’s current report on Form 8-K filed November 14, 2006.

2.9*	Amendment and Waiver Agreement, dated as of March 30, 2007, by and between Vishay Intertechnology, Inc., Siliconix inc., V.I.E.C., Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc. (acting in its function as managing partner of the limited partnership, Siliconix Technology C.V.), Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., and International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd and IR International Holdings China, Inc. Incorporated by reference to Exhibit 2.1 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

3.1	Composite Amended and Restated Certificate of Incorporation of Vishay Intertechnology, Inc. dated August 3, 1995; Certificate of Amendment of Composite Amended and Restated Certificate of Incorporation dated May 22, 1997; Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated November 2, 2001; and Certificate of Amendment of the Amended and Restated Certificate of Incorporation dated July 29, 2003. Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-102507), filed on October 3, 2003.

3.2	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed November 16, 2007.

4.1	Warrant Agreement between Vishay Intertechnology, Inc. and American Stock Transfer & Trust Co., dated December 13, 2002. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2002.

4.2	Note Instrument, dated as of December 13, 2002. Incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2002.

4.3	Indenture, dated as of August 6, 2003, by and between Vishay Intertechnology, Inc. and Wachovia Bank, National Association. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (No. 333-110259) filed on November 5, 2003.

10.1	Vishay Intertechnology Section 162(m) Cash Bonus Plan. Incorporated by reference to Annex B to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology Senior Executive Phantom Stock Plan. Incorporated by reference to Annex C to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.3	Vishay Intertechnology, Inc. Third Amended and Restated Credit Agreement, dated as of April 20, 2007. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 23, 2007.

10.4	Vishay Intertechnology, Inc. 1997 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

10.5	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

10.6	Amendment to Section 4.1 of Vishay’s 1998 Stock Option Program. Incorporated by reference to Proposal Three, included in our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.7	General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan as amended on February 7, 2001. Incorporated by reference to Exhibit 10.9 to General Semiconductor’s annual report on Form 10-K for the year ended December 31, 2000.

10.8	Vishay Intertechnology, Inc. 2007 Stock Option Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.9	Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to our Registration Statement on Form S-7 (No. 2-69970).

10.10	Securities Investment and Registration Rights Agreement by and among Vishay Intertechnology, Inc. and the Original Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed December 23, 2002.

10.11	Note Purchase Agreement between Vishay Intertechnology, Inc. and Subscribers (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2002.

10.12	Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2002.

10.13	Employment agreement, between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.14	Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.15	Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.16	Employment agreement, between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.17	Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Ziv Shoshani. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.18	Technology License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.1 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.19	Technology License Back Agreement, dated as of April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation. Incorporated by reference to Exhibit 99.2 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.20	Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.3 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.21	IR Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.4 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.22	Amended and Restated Transition Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.5 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.23*	Transition Product Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology, Inc., and Vishay Asia Logistics Pte. Ltd. Incorporated by reference to Exhibit 99.6 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.24	Transition Buy Back Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.7 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.25	Transition IGBT/Auto Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.8 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.26	Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent. Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.27	Foundry Agreement, dated May 12, 2004, between Siliconix incorporated and Tower Semiconductor Limited. Incorporated by reference to Exhibit 4.42 to Tower Semiconductor Limited’s annual report on Form 20-F for the year ended December 31, 2004. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment by Tower Semiconductor Limited.)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
____________________

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

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Principal Executive Officer:

/s/ Dr. Gerald Paul	President, Chief Executive Officer,	February 27, 2008
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Richard N. Grubb	Executive Vice President and Chief	February 27, 2008
Richard N. Grubb	Financial Officer

Board of Directors:

/s/ Dr. Felix Zandman	Executive Chairman of	February 27, 2008
Dr. Felix Zandman	the Board of Directors

/s/ Marc Zandman	Vice-Chairman of	February 27, 2008
Marc Zandman	the Board of Directors

/s/ Zvi Grinfas	Director	February 27, 2008
Zvi Grinfas

/s/ Eli Hurvitz	Director	February 27, 2008
Eli Hurvitz

/s/ Abraham Ludomirski	Director	February 27, 2008
Abraham Ludomirski

/s/ Wayne M. Rogers	Director	February 27, 2008
Wayne M. Rogers

/s/ Ziv Shoshani	Director	February 27, 2008
Ziv Shoshani

/s/ Mark I. Solomon	Director	February 27, 2008
Mark I. Solomon

/s/ Thomas C. Wertheimer	Director	February 27, 2008
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 27, 2008
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, Vishay Intertechnology, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Also, as discussed in Note 11 to the consolidated financial statements, Vishay Intertechnology, Inc. changed its method of accounting for defined benefit pension and postretirement plans in accordance with guidance provided in Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the internal control over financial reporting of Vishay Intertechnology, Inc. as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the PCS business and PM Group PLC, which are included in the December 31, 2007 consolidated financial statements of Vishay Intertechnology, Inc. As of December 31, 2007, these businesses constituted $470.2 million and $395.7 million of total and net assets, respectively. For the year ended December 31, 2007, these businesses contributed $186.1 million of net revenues, $9.5 million of income from continuing operations, and $9.6 million of loss from discontinued operations; and reduced net income by $0.1 million. Our audit of internal control over financial reporting of Vishay Intertechnology, Inc. also did not include an evaluation of the internal control over financial reporting of the PCS business and PM Group PLC.

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Vishay Intertechnology, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2008

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$537,295	$671,586

Accounts receivable, net of allowances for doubtful
accounts of $6,133 and $7,017, respectively	441,772	351,656

Inventories:
Finished goods	159,713	163,576
Work in process	224,667	194,734
Raw materials	170,329	178,543

Deferred income taxes	26,426	38,368
Prepaid expenses and other current assets	153,988	128,784
Assets held for sale (see Note 2)	28,611	-
Total current assets	1,742,801	1,727,247

Property and equipment, at cost:
Land	101,938	94,803
Buildings and improvements	485,342	441,659
Machinery and equipment	2,001,390	1,818,660
Construction in progress	101,659	85,288
Allowance for depreciation	(1,469,331)	(1,316,045)
	1,220,998	1,124,365

Goodwill	1,676,497	1,463,992

Other intangible assets, net	192,591	168,263

Other assets	162,348	208,029
Total assets	$4,995,235	$4,691,896

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2007	2006
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$30	$526
Trade accounts payable	173,039	145,919
Payroll and related expenses	140,879	132,922
Other accrued expenses	235,728	203,986
Income taxes	34,653	47,333
Current portion of long-term debt	1,346	3,728
Liabilities related to assets held for sale (see Note 2)	11,253	-
Total current liabilities	596,928	534,414

Long-term debt, less current portion	607,237	608,434
Deferred income taxes	24,216	15,923
Deferred grant income	1,044	5,732
Other liabilities	122,958	155,963
Accrued pension and other postretirement costs	280,713	285,823

Minority interest	5,364	4,794

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized - 300,000,000 shares; 171,989,392 and 170,104,812 shares outstanding after deducting 274,173 shares in
treasury	17,198	17,010
Class B convertible common stock, par value $0.10 per share:
authorized - 40,000,000 shares; 14,352,888 and 14,358,361
shares outstanding after deducting 279,453 shares in
treasury	1,435	1,436
Capital in excess of par value	2,252,297	2,229,972
Retained earnings	925,575	796,902
Accumulated other comprehensive income	160,270	35,493
	3,356,775	3,080,813
	$4,995,235	$4,691,896

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,
	2007	2006	2005
Net revenues	$2,833,266	$2,581,477	$2,296,521
Costs of products sold	2,138,438	1,916,658	1,769,978
Loss (gain) on purchase commitments	-	5,687	(963)
Gross profit	694,828	659,132	527,506

Selling, general, and administrative expenses	439,017	403,027	377,114
Siliconix transaction-related expenses	-	-	3,751
Purchased in-process research and development	-	-	9,694
Restructuring and severance costs	14,681	40,220	29,772
Asset write-downs	3,869	6,685	11,416
Contract termination charge	18,893	-	-
Operating income	218,368	209,200	95,759

Other income (expense):
Interest expense	(28,652)	(32,215)	(33,590)
Loss on early extinguishment of debt	-	(2,854)	-
Other	15,948	17,419	15,603
	(12,704)	(17,650)	(17,987)
Income from continuing operations before
taxes and minority interest	205,664	191,550	77,772

Income taxes	64,133	50,836	11,737
Minority interest	1,180	978	3,761

Income from continuing operations	140,351	139,736	62,274

Loss from discontinued operations, net of tax	(9,587)	-	-
Net earnings	$130,764	$139,736	$62,274

Basic earnings (loss) per share:*
Continuing operations	$0.76	$0.76	$0.35
Discontinued operations	$(0.05)	$-	$-
Net earnings	$0.70	$0.76	$0.35

Diluted earnings (loss) per share:*
Continuing operations	$0.74	$0.73	$0.34
Discontinued operations	$(0.05)	$-	$-
Net earnings	$0.69	$0.73	$0.34

Weighted average shares outstanding - basic	185,646	184,400	177,606

Weighted average shares outstanding - diluted	198,226	210,316	189,321

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2007	2006	2005
Continuing operating activities
Net earnings	$130,764	$139,736	$62,274
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on discontinued operations, net of tax	9,587	-	-
Depreciation and amortization	214,691	196,963	188,900
(Gain) loss on disposal of property and equipment	(3,490)	(972)	202
Minority interest in net earnings of consolidated subsidiaries	1,180	978	3,761
Purchased in-process research and development	-	-	9,694
Accretion of interest on convertible debentures	-	1,700	3,997
Write-downs of tantalum and palladium inventories	-	9,602	-
Contract termination charge	18,893	-	-
Inventory write-offs for obsolescence	25,766	27,773	25,826
Changes in purchase commitment liability	-	(19,741)	(45,241)
Pensions and other postretirement benefits	20,981	27,978	26,399
Loss on early extinguishment of debt	-	2,854	-
Asset write-downs	3,869	6,685	11,416
Deferred grant income	(4,837)	(6,041)	(6,914)
Deferred income taxes	17,202	9,249	(2,173)
Other	(3,268)	2,334	(31,079)
Net change in operating assets and liabilities, net of effects of businesses acquired	(77,326)	(49,632)	(44,188)
Net cash provided by continuing operating activities	354,012	349,466	202,874
Continuing investing activities
Capital expenditures	(200,027)	(183,298)	(136,714)
Redemption (purchase) of short-term investments	-	9,925	(9,925)
Proceeds from sale of property and equipment	6,720	9,053	14,379
Purchase of businesses, net of cash acquired	(331,784)	(14,989)	(26,371)
Proceeds from sale of business	18,667	750	1,751
Other investing activities	(8,562)	-	-
Net cash used in continuing investing activities	(514,986)	(178,559)	(156,880)
Continuing financing activities
Proceeds from long-term borrowings, net of issuance costs	-	75	-
Principal payments on long-term debt and capital leases	(3,854)	(152,973)	(8,905)
Net payments on revolving credit lines	(1,356)	(46)	(11,000)
Net changes in short-term borrowings	(595)	(2,948)	(2,434)
Proceeds from stock options exercised	20,694	3,327	401
Net cash provided by (used in) continuing financing activities	14,889	(152,565)	(21,938)
Effect of exchange rate changes on cash and cash equivalents	23,306	30,667	(34,179)
(Decrease) increase in cash and cash equivalents from continuing activities	(122,779)	49,009	(10,123)
Net cash used by discontinued operating activities	(10,179)	-	-
Net cash used by discontinued investing activities	(1,333)	-	-
Net cash used by discontinued financing activities	-	-	-
Net cash used by discontinued operations	(11,512)	-	-
Net (decrease) increase in cash and cash equivalents	(134,291)	49,009	(10,123)
Cash and cash equivalents at beginning of year	671,586	622,577	632,700
Cash and cash equivalents at end of year	$537,295	$671,586	$622,577

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

		Class B				Accumulated
		Convertible	Capital in			Other	Total
	Common	Common	Excess of	Retained	Unearned	Comprehensive	Stockholders'
	Stock	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity
Balance at December 31, 2004	$15,142	$1,468	$2,028,253	$594,892	$(152)	$133,732	$2,773,335
Net earnings	-	-	-	62,274	-	-	62,274
Foreign currency translation adjustment	-	-	-	-	-	(104,262)	(104,262)
Minimum pension liability adjustment	-	-	-	-	-	(75,319)	(75,319)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	250	250
Comprehensive loss							(117,057)
Stock issued (4,978 shares)	-	-	59	-	(59)	-	-
Stock issued for Siliconix acquisition (17,985,476 shares)	1,799	-	196,761	-	-	-	198,560
Fair value of phantom stock unit grants	-	-	497	-	-	-	497
Stock options exercised (48,931 shares)	5	-	273	-	-	-	278
Tax effects relating to stock plan	-	-	123	-	-	-	123
Cancellation of shares (982 shares)	-	-	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	116	-	116
Balance at December 31, 2005	$16,946	$1,468	$2,225,966	$657,166	$(95)	$(45,599)	$2,855,852
Net earnings	-	-	-	139,736	-	-	139,736
Foreign currency translation adjustment	-	-	-	-	-	89,310	89,310
Minimum pension liability adjustment	-	-	-	-	-	10,683	10,683
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	92	92
Comprehensive income							239,821
Phantom and restricted stock issuances (18,727 shares)	2	-	(2)	-	-	-	-
Fair value of phantom stock unit grants	-	-	348	-	-	-	348
Stock options exercised (303,045 shares)	30	-	2,827	-	-	-	2,857
Adjustment to initially apply SFAS No. 123-R	-	-	(95)	-	95	-	-
Stock compensation expense	-	-	458	-	-	-	458
Tax effects relating to stock plan	-	-	470	-	-	-	470
Conversions from Class B to common (321,079 shares)	32	(32)	-	-	-	-	-
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	-	(18,993)	(18,993)
Balance at December 31, 2006	$17,010	$1,436	$2,229,972	$796,902	$-	$35,493	$3,080,813

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

		Class B				Accumulated
		Convertible	Capital in			Other	Total
	Common	Common	Excess of	Retained	Unearned	Comprehensive	Stockholders'
	Stock	Stock	Par Value	Earnings	Compensation	Income (Loss)	Equity
Balance at December 31, 2006	$17,010	$1,436	$2,229,972	$796,902	$-	$35,493	$3,080,813
Net earnings	-	-	-	130,764	-	-	130,764
Foreign currency translation adjustment	-	-	-	-	-	84,697	84,697
Pension and other
post-retirement actuarial items	-	-	-	-	-	40,376	40,376
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	(296)	(296)
Comprehensive income							255,541
Fair value of phantom stock unit grants	-	-	344	-	-	-	344
Stock options exercised (1,879,107 shares)	187	-	20,506	-	-	-	20,693
Stock compensation expense	-	-	1,475	-	-	-	1,475
Conversions from Class B to common (5,473 shares)	1	(1)	-	-	-	-	-
Adoption of FIN 48	-	-	-	(2,091)	-	-	(2,091)
Balance at December 31, 2007	$17,198	$1,435	$2,252,297	$925,575	$-	$160,270	$3,356,775

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

Principles of Consolidation

The consolidated financial statements include the accounts of Vishay and all of its subsidiaries in which a controlling financial interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interest in the accompanying consolidated balance sheets. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. All intercompany transactions, accounts, and profits are eliminated.

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

Note 1 – Summary of Significant Accounting Policies (continued)

Royalty revenues, included in net revenues on the consolidated statements of operations, were $7,841,000, $7,595,000, and $4,916,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $60,970,000, $52,077,000, and $48,634,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $4,837,000, $6,041,000, and $6,914,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Grants receivable of $1,846,000 and $1,652,000 are included in other current assets at December 31, 2007 and 2006, respectively. Deferred grant income was $1,044,000 and $5,732,000 at December 31, 2007 and 2006, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

As described in Note 5, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2007 or 2006.

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $(1,007,000), $1,550,000, and $1,929,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2007 was approximately $23.3 million. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $196,564,000, $181,552,000, and $174,439,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually. These tests are performed more frequently if there are triggering events. The Company has assigned an indefinite useful life to most of its tradenames.

Definite-lived intangible assets are amortized over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty-five years. Capitalized software is being amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations. Customer relationships are being amortized over useful lives of five to fifteen years. Noncompete agreements are being amortized over periods of ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year. It was determined that no impairment existed based on the annual impairment tests for 2007, 2006, and 2005.

The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use. The annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year. It was determined that no impairment existed based on the annual impairment tests for 2007, 2006, and 2005.

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

Available-for-Sale Securities

Other assets include investments in marketable securities which are classified as available-for-sale. These assets are held in trust related to the Company’s non-qualified pension and deferred compensation plans. See Note 11. These assets are reported at fair value, based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders’ equity until sold. At the time of sale, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. At December 31, 2007 and 2006, outstanding derivative instruments were not material.

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

Other financial instruments include cash and cash equivalents, accounts receivable, and notes payable. The carrying amounts of these financial instruments reported in the consolidated balance sheets approximate their fair values due to the short-term nature of these assets and liabilities.

Note 1 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The Company has significant operations outside of the United States. The Company finances its operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. The Company’s operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.

For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R requires compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions). The application of SFAS No. 123-R did not have a material impact on the Company’s net earnings, basic and diluted earnings per share, financial position, or cash flows for the years ended December 31, 2007 and 2006, and would not have had a material impact on the Company’s pretax earnings, net earnings, basic and diluted earnings per share, financial position, or cash flows had the Company applied the provisions of SFAS No. 123-R to the year ended December 31, 2005.

Pursuant to SFAS No. 123-R, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. For options subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Vishay is applying the modified prospective transition method to account for its employee stock options granted prior to the date the Company adopted SFAS No. 123-R. Under the modified prospective transition method, the fair value of previously granted but unvested equity awards is recognized as compensation expense in the statement of operations from the date of adoption of SFAS No. 123-R, and prior period results are not restated.

During the years ended December 31, 2007 and 2006, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $1,429,000 and $383,000, respectively. The adoption of SFAS No. 123-R did not affect the stock-based compensation associated with the Company’s phantom stock units, which were already based on the market price of the stock at the date of grant. During the years ended December 31, 2007 and 2006, the Company recorded pretax compensation expense of $344,000 and $348,000, respectively, equal to the fair value of phantom stock units on the date of grant. The adoption of SFAS No. 123-R also did not affect the stock-based compensation associated with the Company’s restricted stock grants, which were already based on the market price of the stock at the date of grant and recognized over the service period. The Company recorded pretax compensation expense of $46,000 and $75,000 during 2007 and 2006, respectively related to amortization of restricted stock. The adoption of SFAS No. 123-R did, however, impact the balance sheet presentation of restricted stock grants. The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par value concurrent with the adoption of SFAS No. 123-R.

Note 1 – Summary of Significant Accounting Policies (continued)

SFAS No. 123-R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, which the Company previously applied. Under the intrinsic value method described by APB No. 25, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123-R for the year ended December 31, 2005, the Company’s pro forma net earnings and net earnings per share would have approximated the following (in thousands, except per share amounts):

Year ended
December 31,
2005
Net earnings, as reported	$62,274
Add: Total stock-based employee compensation expense
included in reported net income, net of related tax effects	323

Deduct: Total stock-based employee compensation
expense determined under fair value-based method for all
awards, net of related tax effects	(788)
Pro forma net earnings	$61,809

Earnings per share:
Basic, as reported	$0.35
Basic, pro forma	$0.35

Diluted, as reported	$0.34
Diluted, pro forma	$0.34

See also Note 12.

Note 1 – Summary of Significant Accounting Policies (continued)

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2007 and 2006 do not include claims against third parties.

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2007, the captive insurance entity provides only property insurance, although it is licensed to provide general liability, casualty, and directors and officers’ insurance. At December 31, 2007, the captive insurance entity has accrued $244,000, included in other accrued expenses on the consolidated balance sheet, for outstanding claims.

Cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $6,700,000 is included in other noncurrent assets at December 31, 2007, representing the initial capitalization of the captive insurance entity.

New Accounting Pronouncements

Recently Adopted Pronouncements

As described in Note 11, Vishay adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

As described in Note 5, Vishay adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Pronouncements Yet to be Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, and Vishay will adopt SFAS No. 157 on January 1, 2008. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and Vishay will adopt SFAS No. 159 on January 1, 2008. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

Note 1 – Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. While retaining the fundamental requirements of SFAS No. 141, this new statement makes various modifications to the requirements of SFAS No. 141 in regards to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 - Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

In pricing an acquisition, the Company focuses primarily on the target’s revenues and customer base, the strategic fit of the target’s product line with the Company’s existing product offerings, opportunities for cost cutting and integration with the Company’s existing operations and production, and other post-acquisition synergies, rather than on the target’s assets, such as its property, equipment, and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition.

Also as part of its growth strategy, the Company seeks to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in noncontrolling interests, or strategic alliances.

Year ended December 31, 2007

As further described below, the Company acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation and PM Group PLC in April 2007. Concurrent with the acquisition of PM Group PLC, Vishay sold PM Group’s electrical contracting business. Vishay intends to sell the automotive module and subsystems business acquired as part of the PCS business.

During the first quarter of 2007, the Company sold two non-core product lines and recognized a gain of $1.8 million in operating income.

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

At the closing of the transaction, Vishay and International Rectifier entered into four license agreements. Pursuant to these agreements, International Rectifier will license to Vishay certain of its patents and technology related to the PCS business on a non-exclusive, perpetual, and royalty-free basis; International Rectifier will license to Vishay certain of its trademarks for specified periods of up to two years after closing; and Vishay will license back to International Rectifier patents and technology relating to the PCS business purchased by Vishay in the transaction, on a non-exclusive, perpetual, and royalty-free basis. International Rectifier’s use of the license back is subject to the non-competition arrangements described above.

Note 2 – Acquisition and Divestiture Activities (continued)

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

The acquisition has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the purchase price has been preliminarily allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Working capital	$4,272
Property and equipment	55,858
Completed technology	12,800
Customer relationships	11,700
Tradenames	2,100
Other intangible assets	2,000
Net assets held for sale	4,900
Deferred taxes	(6,500)
Total identified assets and liabilities	$87,130

Purchase price, net of cash acquired	$282,652
Direct costs of acquisition	2,950
Total purchase price	$285,602

Goodwill	$198,472

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

This preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets, the resolution of the net working capital adjustment with the seller, the outcome of the intended sale of the automotive modules and subsystems business, the adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date, and the related deferred tax effects of any adjustments. The Company received a revised appraisal of the value of the automotive modules and subsystems business during the fourth quarter and recorded adjustments which increased goodwill. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Note 2 – Acquisition and Divestiture Activities (continued)

Intended Sale of Automotive Modules and Subsystems Business

Vishay intends to sell the automotive modules and subsystems business unit (“ASBU”) acquired as part of the PCS acquisition, because the business would not satisfactorily complement Vishay’s operations.

As a result of the intended sale, the Company has reported the results of operations of the ASBU as discontinued operations. The assets and liabilities of the ASBU have been separately reported in the consolidated balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale have not been depreciated or amortized. The Company has allocated no goodwill to the ASBU.

An active program to locate a buyer has been initiated. Vishay expects to complete a sale by April 1, 2008, but cannot assure that it will be able to successfully divest this business.

Financial results of discontinued operations for the year-to-date period of ownership ended December 31, 2007 are as follows (in thousands):

Year-to-date
period ended
Dec. 31, 2007
Net revenues	$41,760

Loss before income taxes	$(9,097)
Tax expense	490
Loss from discontinued operations, net of tax	$(9,587)

Assets held for sale and liabilities related to assets held for sale at December 31, 2007 (with comparative disclosures as of the date of acquisition) are as follows (in thousands):

		Date of
		Acquisition
	Dec. 31, 2007	(April 1, 2007)
Cash and cash equivalents	$-	$-
Accounts receivable	52	438
Inventories	11,214	13,998
Prepaid expenses and other current assets	5,030	15,573
Fixed assets	12,315	9,448
Assets held for sale	28,611	39,457

Trade accounts payable	770	5,738
Other accrued expenses	9,125	27,450
Other liabilities	74	131
Accrued pension costs	1,284	1,238
Liabilities related to assets held for sale	11,253	34,557
Net assets held for sale	$17,358	$4,900

Note 2 – Acquisition and Divestiture Activities (continued)

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

The results of operations of PM Group are included in the results of the Passive Components segment from April 19, 2007. After allocating the purchase price to the assets acquired and the liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $18.6 million related to this acquisition. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles. The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets; adjustment of liabilities recorded subsequent to the finalization of an exit plan that management began to formulate prior to the acquisition date; and the related deferred tax effects of any adjustments. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Year ended December 31, 2006

Effective July 31, 2006, the Company acquired all of the outstanding capital stock of Phoenix do Brasil Ltda., a manufacturer of resistors, and its related sales affiliates, for approximately $17.5 million. For financial reporting purposes, the results of operations for this business have been included in the Passive Components segment from July 31, 2006. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $5.9 million related to this acquisition. A portion of the goodwill associated with this transaction is deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.

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

Note 2 – Acquisition and Divestiture Activities (continued)

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

Note 2 – Acquisition and Divestiture Activities (continued)

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

Note 2 – Acquisition and Divestiture Activities (continued)

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

Note 2 – Acquisition and Divestiture Activities (continued)

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions had occurred at the beginning of each period presented (in thousands, except per share amounts):

	Years ended December 31,
	2007	2006	2005
Pro forma net revenues	$2,905,151	$2,862,319	$2,577,749
Pro forma income from continuing
operations	$147,290	$173,142	$106,229
Pro forma loss from discontinued
operations	(10,434)	(5,699)	(8,008)
Pro forma net earnings	$136,856	$167,443	$98,221
Pro forma per share - basic:
Income from continuing operations	$0.79	$0.94	$0.58
Loss from discontinued operations	$(0.06)	$(0.03)	$(0.04)
Net earnings	$0.74	$0.91	$0.54
Pro forma per share - diluted:
Income from continuing operations	$0.78	$0.89	$0.56
Loss from discontinued operations	$(0.05)	$(0.03)	$(0.04)
Net earnings	$0.72	$0.86	$0.52

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

Pending Acquisition

The Company has signed a non-binding memorandum of understanding to acquire its partner’s interest in a joint venture in India for approximately $10 million. Vishay presently owns 49% of this entity, which is engaged in the manufacture and distribution of transducers. The transaction is subject to the execution of a definitive purchase agreement and other conditions that are customary for transactions of this type. While the Company expects this transaction to close in the second quarter of 2008, there can be no assurance that the transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding memorandum of understanding.

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2007 and 2006 were as follows (in thousands):

		Passive
	Semiconductors	Components	Total
Balance at December 31, 2005	$864,569	$570,332	$1,434,901
Goodwill acquired during the year	-	5,506	5,506
Purchase price allocation adjustments	-	1,074	1,074
Currency translation adjustments	6,019	16,492	22,511
Balance at December 31, 2006	870,588	593,404	1,463,992
Goodwill acquired during the year	198,472	18,600	217,072
Purchase price allocation adjustments	(23,567)	(4,153)	(27,720)
Currency translation adjustments	12,417	10,736	23,153
Balance at December 31, 2007	$1,057,910	$618,587	$1,676,497

Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes. Goodwill allocated to the Other Passives reporting unit at December 31, 2007 and 2006 was $549,669,000 and $543,762,000, respectively. Goodwill allocated to the Measurements Group reporting unit at December 31, 2007 and 2006 was $68,918,000 and $49,642,000, respectively.

Purchase price allocation adjustments recorded in 2007 are attributable to the finalization of the purchase accounting for 2006 acquisitions and to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting. Purchase price allocation adjustments recorded in 2006 are attributable to the finalization of the purchase accounting for 2005 acquisitions and to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting.

Note 3 – Goodwill and Other Intangible Assets (continued)

Other intangible assets were as follows (in thousands):

	December 31,
	2007	2006
Intangible Assets Subject to Amortization
(Definite Lived):
Patents and acquired technology	$115,171	$94,687
Capitalized software	47,375	40,269
Customer relationships	37,169	23,146
Other	12,536	7,617
	212,251	165,719
Accumulated amortization:
Patents and acquired technology	(55,952)	(42,781)
Capitalized software	(35,714)	(30,201)
Customer relationships	(6,876)	(3,377)
Other	(3,397)	(947)
	(101,939)	(77,306)
Net Intangible Assets Subject to Amortization	110,312	88,413

Intangible Assets Not Subject to Amortization
(Indefinite Lived):
Tradenames	82,279	79,850
	$192,591	$168,263

Other definite lived intangible assets are comprised of noncompete agreements, acquired backlog, and certain tradenames. Amortization expense (excluding capitalized software) was $16,566,000, $12,920,000, and $11,954,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2008	$17,547
2009	15,404
2010	14,866
2011	10,887
2012	7,630

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include onetime exit costs recognized pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance benefits pursuant to an on-going benefit arrangement recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and related pension curtailment and settlement charges recognized pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits . Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

Year ended December 31, 2007

The Company recorded restructuring and severance costs during the year ended December 31, 2007 as follows (in thousands):

	Severance	Other
	Costs	Exit Costs	Total
Programs initiated in 2007	$15,432	$2,572	$18,004
Changes in estimate
from prior year programs	(3,323)	-	(3,323)
Net restructuring and severance costs	$12,109	$2,572	$14,681

Employee termination costs covered technical, production, administrative and support employees located in Belgium, China, France, Germany, Hungary, and the United States. Other exit costs were principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs of $3,869,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. Certain of these buildings are held-for-sale and classified as “other assets” at December 31, 2007. Others are being leased to third-parties and were reduced to their fair value based on the present value of future lease receipts.

Also during the year ended December 31, 2007, the Company sold a building that had been vacated as part of its restructuring programs and recognized a gain of $3,118,000, which is recorded within selling, general, and administrative expenses.

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$15,432	$2,572	$18,004	326
Utilized	(2,553)	(2,557)	(5,110)	(209)
Foreign currency translation	356	-	356	-
Balance at December 31, 2007	$13,235	$15	$13,250	117

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Most of the remaining accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

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

The following table summarizes activity to date related to restructuring programs initiated in 2006 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$35,063	$5,157	$40,220	911
Utilized	(11,230)	(1,858)	(13,088)	(488)
Foreign currency translation	707	121	828	-
Balance at December 31, 2006	$24,540	$3,420	$27,960	423
Utilized	(20,156)	(3,425)	(23,581)	(413)
Changes in estimates	(3,323)	-	(3,323)	(10)
Foreign currency translation	892	5	897	-
Balance at December 31, 2007	$1,953	$-	$1,953	-

Most of the remaining accrued restructuring liability for plans initiated in 2006, currently shown in other accrued expenses, is expected to be paid by June 30, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Year ended December 31, 2005

The Company recorded restructuring and severance costs of $29,772,000 during the year ended December 31, 2005. Restructuring of European and Asian operations included $24,825,000 of employee termination costs covering technical, production, administrative, and support employees located in the Republic of China (Taiwan), Germany, France, the Netherlands, the United Kingdom, Spain, Portugal, Austria, the Czech Republic, the People’s Republic of China, Sweden, Norway, Finland, and Hungary. Included in employee termination costs is a pension settlement charge of $3,255,000 related to employees in the Republic of China (Taiwan). The remaining $3,910,000 of severance costs relates to termination costs of technical, production, administrative, and support employees and three executives in the United States. The Company also incurred $1,037,000 of other exit costs. These costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

At December 31, 2005, approximately $10.5 million of costs were accrued related to these programs, most of which was paid in 2006. At December 31, 2006, approximately $1.8 million of these costs remain accrued related to these programs, substantially all of which was paid as of December 31, 2007.

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and minority interest consists of the following components (in thousands):

	Years ended December 31,
	2007	2006	2005
Domestic	$(13,104)	$(782)	$(26,505)
Foreign	218,768	192,332	104,277
	$205,664	$191,550	$77,772

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$704	$1,304	$1,089
State and local	1,100	971	578
Foreign	45,127	39,312	12,243
	46,931	41,587	13,910
Deferred:
Federal	4,301	1,517	(6,415)
State and local	57	811	(2,833)
Foreign	12,844	6,921	7,075
	17,202	9,249	(2,173)
Total income tax expense	$64,133	$50,836	$11,737

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Pension and other retiree obligations	$39,923	$67,003
Inventories	18,918	14,842
Net operating loss carryforwards	225,890	179,612
Tax credit carryforwards	21,297	21,956
Other accruals and reserves	51,299	55,946
Total gross deferred tax assets	357,327	339,359
Less valuation allowance	(220,019)	(173,224)
	137,308	166,135

Deferred tax liabilities:
Tax over book depreciation	42,227	41,684
Tax deductible goodwill	28,964	26,502
Intangible assets other than goodwill	23,253	24,713
Other - net	13,917	13,528
Total gross deferred tax liabilities	108,361	106,427

Net deferred tax assets	$28,947	$59,708

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). In accordance with SFAS No. 109, the carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Tax at statutory rate	$71,982	$67,042	$27,220
State income taxes, net of U.S. federal
tax benefit	748	1,125	(1,466)
Effect of foreign operations	(20,853)	(19,139)	(15,940)
Settlement of tax audits	-	1,756	(39,211)
FIN 48 accruals	4,674	-	-
Increase valuation allowance on U.S. deferred tax asset	8,999	1,558	-
Dividend repatriation	-	-	37,338
Purchased research and development	-	-	2,024
Other	(1,417)	(1,506)	1,772
Total income tax expense	$64,133	$50,836	$11,737

Note 5 – Income Taxes (continued)

At December 31, 2007, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires
Austria	$14,151	No expiration
Belgium	202,852	No expiration
France	40,878	No expiration
Germany	58,630	No expiration
Israel	200,945	No expiration
Italy	13,244	2008 – 2012
Netherlands	112,300	No expiration
United States	122,388	2023 – 2024

Approximately $190,790,000 of the carryforwards in Austria, Belgium, Germany, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Approximately $8,577,000 of the carryforward in Italy resulted from the Company’s acquisition of International Rectifier Corporation Italiana S.p.A. in 2007. Valuation allowances of $53,295,000 and $49,899,000, as of December 31, 2007 and 2006, respectively, have been recorded through goodwill for these acquired net operating losses. If tax benefits are recognized in 2008 through the utilization of these acquired net operating losses, the benefits of such loss utilization will be recorded as a reduction to goodwill. After the adoption of SFAS No. 141-R on January 1, 2009 (see Note 1), the benefits of such losses will be recorded as a reduction of tax expense. In 2007 and 2006, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $4,513,000 and $249,000, respectively.

Approximately $8,081,000 of the U.S. net operating loss relates to the exercise of stock options in 2007. Upon utilization of the loss in the future, the tax benefit of the stock option deductions will be recorded as an increase to equity and not as a reduction of income tax expense.

At December 31, 2007, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires
Federal Alternative Minimum Tax	$14,649	No expiration
California Investment Credit	2,965	2008 – 2011
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

At December 31, 2007, no provision has been made for U.S. federal and state income taxes on approximately $1,360,253,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

Income taxes paid, net of amounts refunded, were $45,339,000, $42,175,000, and $13,646,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

These accruals are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. During 2005, several matters were favorably resolved as a result of the completion of examinations and the retroactive approval of the Company’s application for tax incentives in certain jurisdictions. During 2006, certain matters were resolved unfavorably, which required the Company to make tax payments.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. For those benefits to be recognized, a tax position must be “more likely than not” to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes.

Note 5 – Income Taxes (continued)

Effective January 1, 2007, the company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company increased its liability for unrecognized tax benefits by approximately $2.1 million, which was accounted for as a decrease to the January 1, 2007 retained earnings balance.

Including the cumulative effect, as of the adoption date of FIN 48, the Company had approximately $48.2 million of total gross unrecognized tax benefits. Of this total, approximately $43.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. As of December 31, 2007, the Company had approximately $65.5 million of total gross unrecognized tax benefits. Of this total, approximately $60.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1.8 million. As of December 31, 2007, the Company had accrued interest and penalties related to the unrecognized tax benefits of $2.5 million. During the year ended December 31, 2007, the Company recognized approximately $0.7 million in interest and penalties.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$48,231

Additions based on tax positions related to the current year	8,931
Additions based on tax positions related to prior years	7,807
Currency translation adjustments	1,255
Reduction based on tax positions related to prior years	(399)
Reduction for settlements	(302)

Balance as of December 31, 2007	$65,523

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, the Company’s U.S. federal tax returns for 2003 and 2004 will remain subject to examination until the losses are utilized. The tax returns of significant consolidated subsidiaries are currently under examination, including Germany (2001-2004); Israel (2002 and later years); and Republic of China (Taiwan) (1996 and later years). The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

The Company anticipates that the examinations of significant subsidiaries in Germany and the Republic of China (Taiwan) should be completed in the next 12 months. The Company expects settlement of these examinations to result in a decrease in the amount of unrecognized tax benefits of approximately $20.5 million.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Convertible subordinated notes, due 2023	$500,000	$500,000
Exchangeable unsecured notes, due 2102	105,000	105,000
Revolving credit facility	-	-
Other debt	3,583	7,162
	608,583	612,162
Less current portion	1,346	3,728
	$607,237	$608,434

Convertible Subordinated Notes, due 2023

In 2003, the Company sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. The notes pay interest semiannually.

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur. None of these conditions had occurred as of December 31, 2007. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes (an aggregate of 23,496,250 shares).

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

Pursuant to the indenture governing the notes, Vishay has the right to pay the conversion value or purchase price for the notes in cash, Vishay common stock, or a combination of both. In June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the notes in shares of Vishay common stock. In accordance with the resolution of its Board, in the future, if notes are tendered for repurchase, Vishay will pay the repurchase price in cash, and if notes are submitted for conversion, Vishay will value the shares issuable upon conversion and will pay in cash an amount equal to the principal amount of the converted notes and will issue shares in respect of the conversion value in excess of the principal amount. See also Note 16.

If these notes are put to the Company in August 2008, the Company intends to utilize its revolving credit facility (described below) or a replacement debt instrument to fund the purchase.

Note 6 – Long-Term Debt (continued)

Exchangeable Unsecured Notes, due 2102

On December 13, 2002, the Company completed the acquisition of BCcomponents Holdings B.V. In connection with this acquisition, $105,000,000 in principal amount of BCcomponents’ mezzanine indebtedness and certain other securities of BCcomponents were exchanged for $105,000,000 principal amount of floating rate unsecured loan notes of the Company, due 2102. The notes bore interest at LIBOR plus 1.5% through December 31, 2006 and bear interest at LIBOR thereafter. The interest rate could be further reduced to 50% of LIBOR after December 31, 2010 if the price of the Company’s common stock trades above a specified target price, as provided in the notes. The notes are subject to a put and call agreement under which the holders may at any time put the notes to the Company in exchange for 6,176,471 shares of the Company’s common stock in the aggregate, and the Company may call the notes in exchange for cash or for shares of its common stock after 15 years from the date of issuance.

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

Note 6 – Long-Term Debt (continued)

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

No amounts were outstanding under the revolving credit facility at December 31, 2007 or 2006. Letters of credit totaling $11,411,000 and $6,561,000 were issued under the revolving credit facility at December 31, 2007 and 2006, respectively. At December 31, 2007, $238,589,000 was available under the revolving credit facility.

Note 6 – Long-Term Debt (continued)

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2008	$1,346
2009	664
2010	256
2011	70
2012	70
Thereafter	606,177

As described above, the convertible subordinated notes, due by their terms in 2023, may be put to the Company in 2008 at an aggregate price of $500 million.

At December 31, 2007, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $69.3 million, substantially all of which was unused.

At December 31, 2007 and 2006, the Company had letters of credit totaling approximately $1.0 million and $1.3 million, respectively, in addition to letters of credit issued under the revolving credit facility.

Interest paid was $27,499,000, $29,513,000, and $31,950,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The fair value of the long-term debt at December 31, 2007 is approximately $612,333,000, as compared to its carrying value of $608,583,000. The fair value of long-term debt was estimated based on trading prices and market prices of debt with similar terms and features.

Note 7 – Stockholders’ Equity

The Company’s Class B common stock carries ten votes per share while the common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.

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

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2007, the Company had repurchased 248,500 shares. No shares have been repurchased since 2001.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents. Of these warrants, 7,000,000 have an exercise price of $20.00 per share, and 1,823,529 have an exercise price of $30.30 per share. These warrants expire in December 2012.

At December 31, 2007, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	4,691,000
Common stock options available to grant - 1998 Program (a)	922,000
Common stock options available to grant - 2007 Program	3,000,000
Employee stock plans	305,126
Common stock warrants	8,823,529
Phantom stock outstanding	100,000
Phantom stock available to grant	190,000
Exchangeable unsecured notes, due 2102	6,176,471
Convertible subordinated notes, due 2023 (b)	23,496,250
Conversion of Class B common stock	14,352,888
62,057,264
____________________

(a) - As described in Note 12, the stockholder authorization to grant options pursuant to the 1998 Stock Option Program expires on March 16, 2008 and the Company has no intention to issue these authorized options.

(b) - As described in Note 6, if these notes are submitted for conversion, the Company will value the shares issuable upon conversion and will pay in cash an amount equal to the principal amount of the converted notes and will issue shares in respect of the conversion value in excess of the principal amount.

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Foreign exchange (loss) gain	$(5,164)	$(6,490)	$731
Interest income	19,419	22,401	13,880
Dividend income	470	261	342
Incentive from Chinese government	1,238	-	703
Other	(15)	1,247	(53)
	$15,948	$17,419	$15,603

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Restructuring	$18,844	$29,960
Sales returns and allowances	42,110	32,576
Goods received, not yet invoiced	57,498	37,372
Other	117,276	104,078
	$235,728	$203,986

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2005
Minimum pension liability
adjustment	$(11,758)	$(84,006)	$8,687	$(75,319)	$(87,077)
Currency translation adjustment	145,189	(104,262)	-	(104,262)	40,927
Unrealized gain on
available-for-sale securities	301	384	(134)	250	551
	$133,732	$(187,884)	$8,553	$(179,331)	$(45,599)

December 31, 2006
Minimum pension liability
adjustment	$(87,077)	$8,687	$1,996	$10,683	$(76,394)
Adjustment to initially apply
SFAS No. 158, net of tax					(18,993)
Currency translation adjustment	40,927	89,310	-	89,310	130,237
Unrealized gain on
available-for-sale securities	551	141	(49)	92	643
	$(45,599)	$98,138	$1,947	$100,085	$35,493

December 31, 2007
Pension and other
post-retirement actuarial items	$(95,387)	$43,526	$(8,850)	$34,676	$(60,711)
Reclassification adjustment for
recognition of actuarial items		6,146	(446)	5,700	5,700
Currency translation adjustment	130,237	84,697	-	84,697	214,934
Unrealized gain on
available-for-sale securities	643	(456)	160	(296)	347
	$35,493	$133,913	$(9,136)	$124,777	$160,270

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

As described in Note 11, the Company adopted SFAS No. 158 as of December 31, 2006. The adjustment to initially apply SFAS No. 158 is recorded as an adjustment to the ending balance of accumulated other comprehensive loss and is not included in other comprehensive income for the year ended December 31, 2006. The year ended December 31, 2007 includes reclassification adjustments for the amortization of actuarial items recognized in net earnings. The amortization of these items was not reflected in other comprehensive income in periods prior to the adoption of SFAS No. 158.

At December 31, 2007 and 2006, the Company had valuation allowances of $17,411,000 and $25,140,000, respectively, against the deferred tax effect of equity adjustments related to pension and other postretirement benefits.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans (in thousands):

	December 31,
	2007	2006
Included in "Other Assets":
U.S. pension plans	$5,264	$749
Foreign pension plans	1,026	785
Total included in other assets	$6,290	$1,534
Accrued pension and other postretirement costs:
U.S. pension plans	$(26,483)	$(35,231)
Non-U.S. pension plans	(215,846)	(210,186)
U.S. other postretirement plans	(17,586)	(19,915)
Non-U.S. other postretirement plans	(8,107)	(8,806)
Other retirement obligations	(12,691)	(11,685)
Total accrued pension and other postretirement costs	$(280,713)	$(285,823)
Accumulated other comprehensive loss:
U.S. pension plans	$47,590	$61,499
Non-U.S. pension plans	18,924	51,547
U.S. other postretirement plans	(2,619)	(345)
Total accumulated other comprehensive loss*	$63,895	$112,701
____________________

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

The Company also maintains pension plans which provide supplemental defined benefits primarily to U.S. employees whose benefits under the qualified pension plan are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. These non-qualified plans include both contributory and non-contributory plans, and are considered to be unfunded. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under one of these plans. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan at December 31, 2007 and 2006 were approximately $15 million and $12 million, respectively.

Note 11 – Pensions and Other Postretirement Benefits (continued)

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer. Pursuant to this agreement, the Company will provide an annual retirement benefit equal to 50% of his average base pay and bonus for the five years preceding his retirement (but not to exceed $1 million annually). These pension benefits are unfunded and fully vested.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$283,309	$271,087	$287,656	$256,249
Service cost (adjusted for actual
employee contributions)	4,652	4,799	4,856	5,102
Interest cost	15,871	11,153	15,433	10,270
Plan amendments and initiations	-	(1,809)	-	-
Acquisitions	-	211	-	-
Contributions by participants	1,679	126	1,810	-
Actuarial (gains) losses	(16,315)	(28,174)	(10,759)	(11,534)
Curtailments and settlements	-	(161)	-	(2,049)
Benefits paid	(15,116)	(11,518)	(15,687)	(9,875)
Currency translation	-	17,566	-	22,924
Benefit obligation at end of year	$274,080	$263,280	$283,309	$271,087

Change in plan assets:
Fair value of plan assets at beginning
of year	$248,827	$61,685	$232,747	$51,557
Actual return on plan assets	14,466	2,790	29,277	2,834
Acquisitions	-	226	-	-
Company contributions	3,005	(7,319)	680	13,612
Plan participants’ contributions	1,679	126	1,810	-
Benefits paid	(15,116)	(11,518)	(15,687)	(9,875)
Settlements	-	-	-	(1,062)
Currency translation	-	2,470	-	4,619
Fair value of plan assets at end of year	$252,861	$48,460	$248,827	$61,685
Funded status at end of year	$(21,219)	$(214,820)	$(34,482)	$(209,402)

Company contributions for non-U.S. plans for 2007 are net of $22,136,000 of cash refunded. To achieve tax benefits and to streamline pension administration, the legal form of one of the Company’s German pension funds was changed. As a result of the change, past contributions could be refunded to the Company. Prior to the change in legal form for this plan, the pension fund could loan cash to the Company. At December 31, 2006, other accrued expenses included $19,694,000 of short-term loans from this pension plan.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other assets	$5,264	$1,026	$749	$785
Accrued benefit liability	(26,483)	(215,846)	(35,231)	(210,186)
Accumulated other comprehensive loss	47,590	18,924	61,499	51,547
	$26,371	$(195,896)	$27,017	$(157,854)

Actuarial items consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$48,951	$18,924	$62,537	$51,547
Unamortized prior service cost	(1,361)	-	(1,038)	-
	$47,590	$18,924	$61,499	$51,547

The following table sets forth additional information regarding the projected and accumulated benefit obligations (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accumulated benefit obligation, all plans	$261,493	$243,270	$263,991	$254,160

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$18,416	$256,347	$277,383	$264,939
Accumulated benefit obligation	16,903	240,906	258,066	251,620
Fair value of plan assets	-	39,351	242,152	54,930

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$6,331	$4,925	$6,666	$5,102	$6,069	$5,078
Less employee
contributions	1,679	126	1,810	-	1,807	-
Net service cost	4,652	4,799	4,856	5,102	4,262	5,078
Interest cost	15,871	11,153	15,433	10,270	15,041	10,104
Expected return on
plan assets	(20,553)	(3,012)	(19,206)	(2,467)	(19,086)	(1,438)
Amortization of actuarial
losses	3,325	5,146	6,990	2,314	3,365	1,417
Amortization of
prior service cost	324	(2,662)	1,305	571	1,305	-
Curtailment and settlement
losses (gains)	-	(57)	-	532	-	3,783
Net periodic benefit cost	$3,619	$15,367	$9,378	$16,322	$4,887	$18,944

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2007, 2006, and 2005. The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2008 is $5 million.

The settlement losses for 2006 and 2005 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan). See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	4.91%	5.75%	4.04%
Rate of compensation increase	4.00%	2.53%	4.00%	2.77%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	4.04%	5.50%	3.76%
Rate of compensation increase	4.00%	2.77%	4.00%	2.33%
Expected return on plan assets	8.50%	5.37%	8.50%	3.53%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The target allocation has historically been approximately 60% invested in equity securities and 40% invested in debt securities, although the investments are more heavily allocated to equity securities at December 31, 2007 subsequent to favorable market returns. The Company’s non-U.S. defined benefit plans are largely invested in cash, with a small percentage invested in equity and fixed income securities, based on local laws and customs. The plans do not invest in securities of Vishay or its subsidiaries.

Plan assets are comprised of:

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Equity securities	68%	29%	77%	16%
Fixed income securities	31%	25%	23%	30%
Cash and cash equivalents	1%	46%	0%	54%
Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2008	$15,789	$12,181
2009	16,198	14,941
2010	16,552	14,741
2011	17,818	15,550
2012	18,497	17,332
2013-2017	99,348	89,115

The Company anticipates making contributions to U.S. plans of between $12 million and $16 million in 2008. The Company’s anticipated 2008 contributions for non-U.S. plans will approximate the expected benefit payments disclosed above.

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

Note 11 – Pensions and Other Postretirement Benefits (continued)

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$19,915	$8,806	$21,640	$8,009
Service cost	216	435	223	406
Interest cost	981	350	1,082	322
Actuarial (gains) losses	(2,261)	(541)	(1,830)	439
Benefits paid	(1,265)	(1,731)	(1,200)	(1,235)
Currency translation	-	788	-	865
Benefit obligation at end of year	$17,586	$8,107	$19,915	$8,806

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(17,586)	$(8,107)	$(19,915)	$(8,806)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accrued benefit liability	$(17,586)	$(8,107)	$(19,915)	$(8,806)
Accumulated other comprehensive income	(2,619)	-	(345)	-
	$(20,205)	$(8,107)	$(20,260)	$(8,806)

Actuarial items consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial gain	$(3,776)	$-	$(1,771)	$-
Unamortized prior service cost	195	-	271	-
Unrecognized net transition obligation	962	-	1,155	-
	$(2,619)	$-	$(345)	$-

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$216	$435	$223	$406	$280	$415
Interest cost	981	350	1,082	322	1,196	410
Amortization of actuarial
gains	(257)	-	(34)	-	(12)	-
Amortization of
prior service cost	193	-	86	-	86	-
Amortization of
transition obligation	77	-	193	-	193	-
Net periodic benefit cost	$1,210	$785	$1,550	$728	$1,743	$825

No amounts were recognized in other comprehensive income during 2006 or 2005 related to other postretirement benefits. An adjustment to the ending balance of accumulated other comprehensive income was recorded at December 31, 2006 to reflect the initial adoption of SFAS No. 158. The estimated net loss, prior service cost, and transition obligation for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are not material and approximate the amounts amortized in 2007.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.15%	5.75%	4.00%
Rate of compensation increase	4.00%	3.20%	4.00%	3.00%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	4.00%	5.50%	4.00%
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2008	$1,207	$781
2009	1,181	351
2010	1,108	343
2011	1,082	639
2012	1,019	748
2013-2017	4,417	4,331

As the plans are unfunded, the Company’s anticipated contributions for 2008 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date. At December 31, 2007 and 2006, the consolidated balance sheets include $12,691,000 and $11,685,000 within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company’s matching expense for the plans was $3,322,000, $3,455,000, and $3,265,000 for the years ended December 31, 2007, 2006, and 2005, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2007 and 2006 related to unfunded 401(k) contributions.

In 2005, as a result of a new law in the Republic of China (Taiwan), the Company’s employees could elect to participate in a new government-sponsored defined contribution retirement plan, or remain in the existing defined benefit pension plan. Company contributions to this new plan totaled $290,000, $224,000, and $314,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2007, 2006, and 2005, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2007 and 2006 were approximately $13 million and $11 million, respectively. Assets held in trust are intended to approximate the Company’s liability under this plan.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions. The liabilities recorded for these obligations total $15,784,000 and $13,135,000 as of December 31, 2007 and 2006, respectively. Of these amounts, $3,784,000 and $2,633,000 is included in accrued liabilities as of December 31, 2007 and 2006, respectively, with the remaining amounts included in other noncurrent liabilities.

Note 12 – Stock-Based Compensation

Stock Options

Under the 1997 Stock Option Program, certain executive officers, key employees, and consultants of the Company were granted options on May 21, 1998 to purchase 2,687,000 shares of the Company’s common stock. The options were fully vested on the date of grant and expire June 1, 2008, with one-third exercisable at $10.89, one-third exercisable at $12.53, and one-third exercisable at $13.61. As of December 31, 2007, substantially all options under this plan have been exercised or cancelled.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options, as summarized in the following table:

	Number of	Exercise
Date of Grant	Options*	Price		Vesting	Expiration
October 6, 1998	1,598,000	$5.60		Fully vested	October 6, 2008
October 8, 1999	1,334,000	15.33		Fully vested	October 8, 2009
August 4, 2000	50,000	30.00		Evenly over 5 years,	August 4, 2010
				beginning August 4, 2003
October 12, 2000	1,114,000	25.13		Fully vested	October 12, 2010
February 27, 2007	75,000	14.25		Evenly over 6 years,	February 27, 2017
				from date of grant
May 22, 2007	420,000	18.00		Evenly over 6 years,	May 22, 2017
				from date of grant
Miscellaneous other grants	100,500	11.24	–	Evenly over 6 years,	October 1, 2011 through
		25.07		from date of grant	July 16, 2017
____________________

*  - On date of grant. Some of these options were subsequently forfeited by the holders due to termination of employment.

The Company also issued 120,000 stock options from the 1998 Stock Option Program allocation as part of acquisitions during 2004.

On May 18, 2000, the stockholders of the Company approved an increase in the number of shares available for grant under Vishay’s 1998 Stock Option Program. As a result, the number of shares available for grant under this program increased from 2,953,500 to 4,453,500. Options which are forfeited by the holder may be regranted to others.

On May 22, 2007, the stockholders of the Company approved an amendment to the 1998 Stock Option Program to approve a special stock option grant in amounts that exceeded the otherwise applicable grant limitation under the plan.

As of December 31, 2007, options to purchase 1,252,000 shares had been exercised under this plan. Options are available for grant under the 1998 Stock Option Program until March 16, 2008, when the stockholder approval for the program will expire. The Company does not intend to issue the 922,000 options that are still available for grant under the 1998 Stock Option Program.

On November 2, 2001, Vishay acquired General Semiconductor, which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. As of December 31, 2007, options to purchase 1,010,000 shares had been exercised under this plan. No additional options may be granted from this plan.

Note 12 – Stock-Based Compensation (continued)

On May 22, 2007, the stockholders of the Company approved the 2007 Stock Option Program. Under the 2007 Stock Option Program, up to 3,000,000 shares of common stock may be granted to executives and key employees who are responsible for or contribute to the management, growth, and profitability of the business of Vishay. Options are available for grant until May 22, 2017. No options were granted pursuant to this plan as of December 31, 2007.

The following table summarizes the Company’s stock option activity (number of options in thousands):

			Years ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	6,706	$16.47	7,928	$15.87	8,100	$15.95
Granted	526	17.33	20	15.83	16	12.09
Exercised	(1,879)	11.01	(303)	9.43	(49)	5.68
Cancelled	(662)	21.18	(939)	13.67	(139)	23.41
End of year	4,691	$18.09	6,706	$16.47	7,928	$15.87

Vested and
expected to vest	4,691		6,706		7,928

Exercisable:
End of year	4,117		6,634		7,618

Available for
future grants	3,922		1,378		1,164

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2007 (number of options in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$5.60	166	0.76	$5.60	166	$5.60
$11.24-$14.65	333	3.46	13.00	230	12.63
$15.33	760	1.77	15.33	760	15.33
$15.43-$17.54	1,801	3.02	16.58	1,750	16.60
$18.00	420	9.39	18.00	-	-
$18.10-$23.53	240	0.36	21.78	240	21.78
$25.13	759	2.78	25.13	759	25.13
$25.75-$34.52	212	2.44	29.34	212	29.34
Total	4,691	3.14	$18.09	4,117	$18.23

The weighted-average remaining contractual life of all exercisable options is 2.29 years.

Note 12 – Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, incorporating the following weighted-average assumptions:

	2007	2006	2005
	Grants	Grants	Grants
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	5.1%	4.2%
Expected volatility	59.8%	54.3%	56.1%
Expected life (in years)	7.2	4.5	4.5

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2007 of $11.41 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 would be approximately $1.0 million. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $10.8 million and $1.8 million, respectively.

The following table summarizes information concerning unvested stock options (number of options in thousands):

			Years ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Unvested:
Beginning of year	72	$9.24	310	$11.22	625	$10.99
Granted	526	9.95	20	6.74	16	5.30
Vested	(23)	12.58	(156)	13.99	(327)	10.49
Forfeited	(1)	7.50	(102)	7.50	(4)	11.64
End of year	574	$9.76	72	$9.24	310	$11.22

There was approximately $4.1 million, $0.2 million, and $0.5 million of unrecognized compensation cost related to unvested stock options at December 31, 2007, December 31, 2006, and January 1, 2006 (date of adoption of SFAS No. 123-R), respectively. The weighted average remaining amortization period at December 31, 2007 is approximately 4.0 years.

Phantom Stock Plan

The Company maintains a phantom stock plan for senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. During the years ended December 31, 2007 and 2006, the Company had such employment arrangements with five of its executives. During the year ended December 31, 2005, the Company had such employment arrangements with six of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

Note 12 – Stock-Based Compensation (continued)

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

			Years ended December 31,
	2007		2006		2005
	Number	Grant	Number	Grant		Grant
	of	date	of	date	Number	date
	Phantom	fair value	Phantom	fair value	of	fair value
	Stock Units	per unit	Stock Units	per unit	Options	per unit
Outstanding:
Beginning of year	75		60		30
Granted	25	$13.75	25	$13.91	30	$14.51
Redeemed for
common stock	-		(10)		-
End of year	100		75		60

Available for
future grants	190		215		240

Employee Stock Plans

The Company has employee stock plans which have 305,126 shares of common stock available for issuance at December 31, 2007. Employee stock grants are restricted at the date of grant and vest over periods of three to five years. Restrictions imposed upon the grantee are at the discretion of the Compensation Committee of the Board of Directors. Most grants, and all present restricted shares outstanding under these plans, are only subject to a vesting condition. The Company recognizes stock-based compensation, based on grant date fair value, over the vesting period. Prior to the adoption of SFAS No. 123-R, unearned compensation associated with these restricted stock grants was included as a separate line in stockholders’ equity on the consolidated balance sheet. The unearned compensation presented in equity at December 31, 2005 was reclassified to paid-in capital in excess of par value concurrent with the adoption of SFAS No. 123-R.

There was approximately $28,000, $74,000, and $95,000 of unrecognized compensation cost related to unvested restricted stock at December 31, 2007, December 31, 2006, and January 1, 2006 (date of adoption of SFAS No. 123-R), respectively. There were 9,000, 11,000, and 19,000 unvested shares of restricted stock outstanding at December 31, 2007, December 31, 2006, and January 1, 2006, respectively. Restricted stock grants during the years ended December 31, 2006 and 2005 were 4,000 shares and 5,000 shares, respectively. No restricted stock was granted during the year ended December 31, 2007. No shares of restricted stock were forfeited during the years ended December 31, 2007, 2006, or 2005.

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $35,244,000, $32,626,000, and $31,592,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2008	$26,235
2009	22,545
2010	20,247
2011	17,277
2012	14,182
Thereafter	54,897

The Company also has capital lease obligations of $40,000 and $42,000 at December 31, 2007 and 2006, respectively.

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

The Company has accrued environmental liabilities of $19.3 million as of December 31, 2007 relating to environmental matters related to its General Semiconductor subsidiary. The Company has accrued environmental liabilities of $5.9 million as of December 31, 2007 relating to environmental matters related to its BCcomponents subsidiary. The Company has also accrued approximately $7.7 million at December 31, 2007 for other environmental matters. The liabilities recorded for these matters total $32.9 million, of which $7.9 million is included in other accrued liabilities on the consolidated balance sheet, and $25.0 million is included in other noncurrent liabilities on the consolidated balance sheet.

Note 13 – Commitments and Contingencies (continued)

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

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor. Pursuant to the agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix must pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

The technology transfer from Siliconix to Tower was substantially completed in the third quarter of 2005. The purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $29 million per year through the end of the agreement.

Pursuant to the agreement, Siliconix advanced $20 million to Tower in 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders. This advance was considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement. The consolidated balance sheet as of December 31, 2006 included $1,995,000 in other current assets for prepayments expected to be utilized within one year and $15,926,000 in other assets related to credits to be utilized during the remaining term of the agreement.

During 2007, Siliconix was committed to purchase approximately $22 million of semiconductor wafers, but did not meet its commitments due to changing market demand for products manufactured using wafers supplied by Tower. Siliconix was required to pay penalties of approximately $1.7 million, which were recorded as a component of costs of products sold.

In January 2008, Siliconix reached an agreement in principle to revise the current arrangement with Tower to more accurately reflect market demand. Siliconix is presently negotiating the terms of a new legal contract. Based on the penalties paid in 2007 and the agreement in principle, management has determined that it is unlikely that Siliconix will be able to utilize the remaining prepayment of $16,393,000. Management has also accrued an additional $2,500,000 based on its best estimate of additional contract termination charges related to the original agreement.

Remaining future purchase commitments under the original Tower agreement are approximately $160 million. If Siliconix is unable to finalize a new agreement with Tower, significant additional penalties may be incurred.

Note 13 – Commitments and Contingencies (continued)

Also in 2004, Siliconix entered into a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan. This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers. The agreement calls for Siliconix to provide a rolling twelvemonth forecast of estimated requirements. The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement. Thereafter, the monthly quantity may vary based on market demand. Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to use its best efforts not to reduce the average monthly demand rate below a specified threshold.

Management believes that its minimum purchase commitments with this subcontractor are as follows (in thousands):

2008	$53,200
2009	13,400

Management believes that actual purchases will be in excess of these minimum commitments. Purchases from this subcontractor in 2007 were approximately $57,300,000.

In 2007 Siliconix entered into a foundry agreement for semiconductor manufacturing with a subcontractor in Asia. The agreement calls for Siliconix to provide a rolling twelve-month forecast of estimated requirements. The first two months of this forecast are fixed as to quantity, and the third month is guaranteed at 50%. Production pursuant to this contract will not begin until May 2008. Accordingly, at December 31, 2007, the Company has no firm commitments under this contract.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments. Management believes that these commitments are at prices which are not in excess of current market prices.

Other Purchase Commitments

See Note 14 for a discussion of tantalum purchase commitments.

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

Note 13 – Commitments and Contingencies (continued)

Executive Employment Agreements

The Company has employment agreements with five of its executives. These employment agreements with provide incremental compensation in the event of termination. The Company does not provide any severance or other benefits specifically upon a change in control.

With the exception of the employment arrangement with Dr. Felix Zandman, Executive Chairman and founder of the Company, the executive employment contacts contain severance provisions providing generally for 3 years of compensation in the case of a termination without cause or a voluntary termination by the executive for “good reason” (as defined in the employment agreement). Specifically, severance items include:

  salary continuation for three years, payable over three years;

  5,000 shares of common stock annually for three years;

  bonus for the year of termination;

  $1,500,000 lump sum cash payment. This payment replaces the annual deferred compensation credits and the annual bonus for the 3-year severance period; and

  lifetime continuation of executive’s life insurance and medical benefit up to $15,000 annual premium value.

Due to Dr. Zandman’s unique position with Vishay, the Compensation Committee of the Board of Directors decided that any severance package for Dr. Zandman would be negotiated at the time of Dr. Zandman’s termination of employment. Dr. Zandman’s employment agreement provides only that in the event of a termination by Vishay without cause or by Dr. Zandman for “good reason” (as defined in the employment agreement), Dr. Zandman will receive the annual bonus for the year of termination and the activation of a previously negotiated royalty arrangement. Under the royalty agreement, Dr. Zandman would be entitled to a royalty during the ten years following the date of termination equal to 5% of gross sales, less returns and allowances, of Vishay products incorporating any inventions created, discovered, or developed by or under the direction of Dr. Zandman after the date of Dr. Zandman’s original employment agreement of March 1985.

Based on a preliminary analysis, management estimates that products with annual sales in 2007 of approximately $1.7 billion would be subject to the royalty. The actual royalty payments would be based on the annual sales during the royalty period, which could be higher or lower depending on increases or decreases in sales of existing products, and sales of new products, that incorporate Dr. Zandman’s inventions. The Company believes that it is unlikely that these royalty payments would be triggered.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2007 and 2006, the Company had no significant concentrations of credit risk.

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

Note 14 – Current Vulnerability Due to Certain Concentrations (continued)

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

The Company recorded loss (gain) adjustments to its tantalum purchase commitments of $5,687,000 and $(963,000) for the years ended December 31, 2006 and 2005, respectively.

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

The Company purchased $63,012,000 and $101,057,000 under these contracts during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company has fulfilled all obligations under the Cabot contracts and is no longer required to purchase tantalum from Cabot at these fixed prices.

At December 31, 2007 and 2006, the Company had tantalum with a book value of $79,030,000 and $108,038,000, respectively. Of these amounts, the Company classified $36,189,000 and $64,818,000, respectively, as other assets, representing the value of quantities which would not be used within one year.

Geographic Concentration

The Company has significant manufacturing operations in Israel in order to benefit from that country’s lower wage rates, highly skilled labor force, government-sponsored grants, and various tax abatement programs. Israeli incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if events were to occur in the Middle East that materially interfered with the Company’s operations in Israel.

Note 15 –Segment and Geographic Data

Vishay designs, manufactures, and markets electronic components that cover a wide range of products and technologies. The Company has two reportable segments: Semiconductors consisting principally of diodes, transistors, power MOSFETs, power conversion, motor control integrated circuits, optoelectronic components, and IRDCs, and Passive Components consisting principally of fixed resistors, solid tantalum surface mount chip capacitors, solid tantalum leaded capacitors, wet/foil tantalum capacitors, multi-layer ceramic chip capacitors, film capacitors, inductors, transducers, strain gages, and load cells.

The Company evaluates business segment performance on operating income, exclusive of certain items. Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, gains or losses on purchase commitments, contract termination charges, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1). Business segment assets are the owned or allocated assets used by each business. The following table sets forth business segment information (in thousands):

	Semi-	Passive	Corporate/
	conductors	Components	Other	Total
2007
Net revenues	$1,489,600	$1,343,666	$-	$2,833,266
Segment operating income (loss)	164,380	116,038	(62,050)	218,368
Restructuring and severance costs	1,759	12,922	-	14,681
Asset write-downs	2,665	1,204	-	3,869
Depreciation expense	102,557	91,766	2,241	196,564
Interest expense	426	545	27,681	28,652
Capital expenditures	124,498	69,876	5,653	200,027
Total assets	2,693,668	2,209,724	91,843	4,995,235

2006
Net revenues	$1,291,432	$1,290,045	$-	$2,581,477
Segment operating income (loss)	181,462	125,310	(97,572)	209,200
Restructuring and severance costs	16,345	23,875	-	40,220
Asset write-downs	3,748	2,937	-	6,685
Depreciation expense	90,171	89,632	1,749	181,552
Interest expense	611	1,468	30,136	32,215
Capital expenditures	117,937	63,082	2,279	183,298
Total assets	2,301,520	2,320,655	69,721	4,691,896

2005
Net revenues	$1,142,492	$1,154,029	$-	$2,296,521
Segment operating income (loss)	126,119	49,766	(80,125)	95,760
Restructuring and severance costs	8,861	20,911	-	29,772
Asset write-downs	543	10,873	-	11,416
Depreciation expense	87,238	85,713	1,488	174,439
Interest expense	345	1,862	31,383	33,590
Capital expenditures	89,323	45,367	2,024	136,714
Total assets	2,239,569	2,210,715	77,307	4,527,591

Note 15 –Segment and Geographic Data (continued)

Corporate assets include corporate cash, property and equipment, and certain other assets. The “Corporate/Other” column for segment operating income (loss) includes corporate selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Corporate selling, general, and administrative expenses	$(27,725)	$(28,893)	$(26,455)
(Loss) gain on purchase commitments	-	(5,687)	963
Write-downs of tantalum and palladium	-	(9,602)	-
Siliconix transaction-related expenses	-	-	(3,751)
Purchased in-process research and development	-	-	(9,694)
Restructuring and severance costs	(14,681)	(40,220)	(29,772)
Asset write-downs	(3,869)	(6,685)	(11,416)
Contract termination charge	(18,893)	-	-
Gain on sale of building	3,118	-	-
Product quality claims	-	(2,885)	-
Environmental	-	(3,600)	-
	$(62,050)	$(97,572)	$(80,125)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,
	2007	2006	2005
United States	$482,395	$464,915	$421,077
Germany	803,233	655,048	540,132
Other Europe	284,730	341,845	382,734
Israel	228,258	205,266	180,115
Asia	1,034,650	914,403	772,463
	$2,833,266	$2,581,477	$2,296,521

Property and Equipment - Net

	December 31,
	2007	2006
United States	$180,743	$174,339
Germany	163,504	146,673
Czech Republic	75,705	66,163
Other Europe	157,029	114,678
Israel	201,079	217,079
People's Republic of China	204,248	187,792
Republic of China (Taiwan)	154,236	150,549
Other Asia	78,529	61,481
Other	5,925	5,611
	$1,220,998	$1,124,365

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,
	2007	2006	2005
Numerator:
Numerator for basic earnings per share:
Income from continuing operations	$140,351	$139,736	$62,274
Loss from discontinued operations	(9,587)	-	-
Net earnings	$130,764	$139,736	$62,274

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	6,724	13,518	2,722

Numerator for diluted earnings per share:
Income from continuing operations	$147,075	$153,254	$64,996
Loss from discontinued operations	(9,587)	-	-
Net earnings	$137,488	$153,254	$64,996

Denominator:
Denominator for basic earnings per share:
Weighted average shares	185,646	184,400	177,606

Effect of dilutive securities
Convertible and exchangeable notes	12,051	25,114	10,737
Employee stock options	423	722	907
Other	106	80	71
Dilutive potential common shares	12,580	25,916	11,715

Denominator for diluted earnings per share -
adjusted weighted average shares	198,226	210,316	189,321

Basic earnings (loss) per share:*
Continuing operations	$0.76	$0.76	$0.35
Discontinued operations	$(0.05)	$-	$-
Net earnings	$0.70	$0.76	$0.35

Diluted earnings (loss) per share:*
Continuing operations	$0.74	$0.73	$0.34
Discontinued operations	$(0.05)	$-	$-
Net earnings	$0.69	$0.73	$0.34

* May not add due to rounding

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	2007	2006	2005
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	17,622	-	23,496
Exchangeable Unsecured Notes, due 2102	-	6,176	6,176
LYONs, due 2021	-	-	-
Weighted average employee stock options	3,849	4,936	6,300
Weighted average warrants	8,824	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The convertible subordinated notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of December 31, 2007, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.

As described in Note 6, in June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock. Accordingly, the notes will be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay will calculate the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number will be included in the total diluted shares figure for the period. If the average market price is less than $21.28, no shares will be included in the diluted earnings per share computation. For the year ended December 31, 2007, the computation of diluted earnings per share is weighted for the periods that the notes were considered conventional convertible debt and for the period the notes were considered net share settlement securities.

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

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Accounts receivable	$(63,248)	$18,662	$(13,454)
Inventories	31,907	(66,922)	(28,238)
Prepaid expenses and other current assets	(35,799)	(34,955)	41,509
Accounts payable	8,934	(3,496)	13,072
Other current liabilities	(19,120)	37,079	(57,077)
Net change in operating assets and liabilities	$(77,326)	$(49,632)	$(44,188)

Note 18 – Summary of Quarterly Financial Information (Unaudited)

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$658,192	$715,861	$729,616	$729,597	$631,086	$660,523	$654,381	$635,487
Gross profit	175,151	177,915	174,800	166,962	156,497	179,921	167,588	155,126
Operating income	67,657	60,756	54,294	35,661	60,805	63,951	47,534	36,910
Net income from
continuing operations	49,964	42,045	37,099	11,243	38,160	42,842	32,482	26,252
Loss from discontinued operations	-	(1,298)	(1,924)	(6,365)	-	-	-	-
Net earnings	49,964	40,747	35,175	4,878	38,160	42,842	32,482	26,252

Per Share Data
Basic earnings (loss) per share (a)
Continuing operations	$0.27	$0.23	$0.20	$0.06	$0.21	$0.23	$0.18	$0.14
Discontinued operations	$-	$(0.01)	$(0.01)	$(0.03)	$-	$-	$-	$-
Net earnings	$0.27	$0.22	$0.19	$0.03	$0.21	$0.23	$0.18	$0.14

Diluted earnings (loss) per share (a)
Continuing operations	$0.25	$0.22	$0.20	$0.06	$0.20	$0.22	$0.17	$0.14
Discontinued operations	$-	$(0.01)	$(0.01)	$(0.03)	$-	$-	$-	$-
Net earnings	$0.25	$0.22	$0.19	$0.03	$0.20	$0.22	$0.17	$0.14

Certain Items Recorded
during the Quarters:
Gross profit:
Loss on purchase commitments	$-	$-	$-	$-	$(3,303)	$(794)	$(741)	$(849)
Write-downs of tantalum	-	-	-	-	(8,828)	-	(1,374)	-
Product quality claims	-	-	-	-	-	-	(2,885)	-

Operating profit:
Restructuring and severance costs	$(2,026)	$(1,240)	$(9,920)	(1,495)	$(698)	$(8,227)	$(19,160)	$(12,135)
Asset write-downs	-	(2,665)	-	(1,204)	(80)	(3,794)	(2,709)	(102)
Gain on sale of building	-	-	-	3,118	-	-	-	-
Contract termination charge	-	-	-	(18,893)	-	-	-	-
Environmental remediation	-	-	-	-	-	(3,600)	-	-

Other income (expense):
Loss on early extinguishment
of debt	$-	$-	$-	$-	$-	$(2,854)	$-	$-

One-time tax benefits (expense)	$-	$(3,394)	$948	$(5,861)	$-	$-	$-	$-

Quarter end date (b)	Mar. 31	June 30	Sept. 29	Dec. 31	Apr. 1	Jul. 1	Sept. 30	Dec. 31
____________________

(a)  May not add due to rounding.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.