Form 10-Q
period 2008-03-29
VISHAY INTERTECHNOLOGY INC
filed 2008-05-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

As of May 2, 2008, the registrant had 171,992,205 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q
MARCH 29, 2008

CONTENTS
			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets –
		March 29, 2008 (Unaudited) and December 31, 2007	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended March 29, 2008 and
		March 31, 2007	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Three Fiscal Months Ended March 29, 2008 and
		March 31, 2007	7

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 5.	Other Information	37

	Item 6.	Exhibits	37

		SIGNATURES	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 29,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$572,612	$537,295
Accounts receivable, net	475,397	441,772
Inventories:
Finished goods	164,650	159,713
Work in process	237,860	224,667
Raw materials	177,427	170,329
Deferred income taxes	25,672	26,426
Prepaid expenses and other current assets	163,155	153,988
Assets held for sale (see Note 2)	10,105	28,611
Total current assets	1,826,878	1,742,801

Property and equipment, at cost:
Land	104,244	101,938
Buildings and improvements	504,971	485,342
Machinery and equipment	2,070,597	2,001,390
Construction in progress	106,905	101,659
Allowance for depreciation	(1,550,276)	(1,469,331)
	1,236,441	1,220,998

Goodwill	1,684,067	1,676,497

Other intangible assets, net	205,169	192,591

Other assets	161,737	162,348
Total assets	$5,114,292	$4,995,235

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 29,	December 31,
	2008	2007
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$22	$30
Trade accounts payable	156,927	173,039
Payroll and related expenses	147,635	140,879
Other accrued expenses	269,413	235,728
Income taxes	39,772	34,653
Current portion of long-term debt	1,313	1,346
Liabilities related to assets held for sale (see Note 2)	11,041	11,253
Total current liabilities	626,123	596,928

Long-term debt less current portion	607,447	607,237
Deferred income taxes	28,012	24,216
Deferred grant income	552	1,044
Other liabilities	137,751	122,958
Accrued pension and other postretirement costs	294,074	280,713

Minority interest	5,483	5,364

Stockholders' equity:
Common stock	17,198	17,198
Class B common stock	1,435	1,435
Capital in excess of par value	2,253,102	2,252,297
Retained earnings	901,009	925,575
Accumulated other comprehensive income	242,106	160,270
Total stockholders' equity	3,414,850	3,356,775
Total liabilities and stockholders' equity	$5,114,292	$4,995,235

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	March 29,	March 31,
	2008	2007
Net revenues	$733,313	$658,192
Cost of products sold	560,850	483,041
Gross profit	172,463	175,151

Selling, general, and administrative expenses	119,063	105,468
Restructuring and severance costs	18,202	2,026
Asset write-downs	4,195	-
Operating income	31,003	67,657

Other income (expense):
Interest expense	(6,584)	(7,191)
Other	(198)	5,565
	(6,782)	(1,626)

Income from continuing operations before
taxes and minority interest	24,221	66,031

Income taxes	6,173	15,778
Minority interest	478	289

Income from continuing operations	17,570	49,964

Loss from discontinued operations, net of tax	(42,136)	-
Net earnings (loss)	$(24,566)	$49,964

Basic earnings (loss) per share:*
Continuing operations	$0.09	$0.27
Discontinued operations	$(0.23)	$-
Net earnings (loss)	$(0.13)	$0.27

Diluted earnings (loss) per share:*
Continuing operations	$0.09	$0.25
Discontinued operations	$(0.23)	$-
Net earnings (loss)	$(0.13)	$0.25

Weighted average shares outstanding - basic	186,343	184,466

Weighted average shares outstanding - diluted	186,540	214,830

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 29,	March 31,
	2008	2007
Continuing operating activities
Net earnings (loss)	$(24,566)	$49,964
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	42,136	-
Depreciation and amortization	54,391	50,354
Loss (gain) on disposal of property and equipment	30	(1,520)
Minority interest in net earnings of consolidated subsidiaries	478	289
Asset write-downs	4,195	-
Inventory write-offs for obsolescence	6,205	6,278
Deferred grant income	(535)	(1,488)
Other	6,486	7,056
Changes in operating assets and liabilities	(50,946)	(86,413)
Net cash provided by continuing operating activities	37,874	24,520

Continuing investing activities
Purchase of property and equipment	(25,829)	(31,421)
Cash held for acquisition	-	(333,414)
Proceeds from sale of property and equipment	415	530
Proceeds from sale of businesses	100	2,419
Net cash used in continuing investing activities	(25,314)	(361,886)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(326)	(1,039)
Net (repayment) proceeds of revolving credit lines	-	(924)
Net changes in short-term borrowings	483	(489)
Proceeds from stock options exercised	16	64
Net cash provided by (used in) continuing financing activities	173	(2,388)

Effect of exchange rate changes on cash and cash equivalents	19,248	1,421
Net increase (decrease) in cash and cash equivalents
from continuing activities	31,981	(338,333)

Net cash provided by discontinued operating activities	3,470	-
Net cash used by discontinued investing activities	(134)	-
Net cash used by discontinued financing activities	-	-
Net cash provided by discontinued operations	3,336	-

Net increase (decrease) in cash and cash equivalents	35,317	(338,333)

Cash and cash equivalents at beginning of period	537,295	671,586
Cash and cash equivalents at end of period	$572,612	$333,253

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the fiscal quarter ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2008 end on March 29, 2008, June 28, 2008, September 27, 2008, and December 31, 2008. The four fiscal quarters in 2007 ended on March 31, 2007, June 30, 2007, September 29, 2007, and December 31, 2007, respectively.

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

As further described below, the Company acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation on April 1, 2007. Vishay sold the automotive module and subsystems business acquired as part of the PCS business on April 7, 2008, in the second fiscal quarter of 2008.

The Company also acquired PM Group PLC (“PM Group”) in April 2007. Concurrent with the acquisition of PM Group, Vishay sold PM Group’s electrical contracting business.

During the first quarter of 2007, the Company sold two non-core product lines and recognized a gain of $1.8 million in operating income.

The cash to be paid for the PCS business and PM Group PLC was held in escrow and effectively restricted at March 31, 2007. The transfer of this cash to the escrow accounts is shown as an investing cash flow in the accompanying consolidated condensed statement of cash flows for the three fiscal months ended March 31, 2007.

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

The PCS business product lines include planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subsystems. Vishay sold the automotive module and subsystems business acquired as part of the PCS business on April 7, 2008.

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

At the closing of the transaction, Vishay and International Rectifier entered into four license agreements. Pursuant to these agreements, International Rectifier is licensing to Vishay certain of its patents and technology related to the PCS business on a non-exclusive, perpetual and royalty-free basis; International Rectifier is licensing to Vishay certain of its trademarks for specified periods of up to two years after closing; and Vishay is licensing back to International Rectifier patents and technology relating to the PCS business purchased by Vishay in the transaction, on a non-exclusive, perpetual and royalty-free basis. International Rectifier’s use of the license back is subject to the non-competition arrangements described above.

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

The acquisition has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the purchase price has been preliminarily allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Working capital	$4,272
Property and equipment	55,858
Completed technology	16,300
Customer relationships	21,900
Tradenames	2,300
Other intangible assets	2,200
Net assets held for sale	4,000
Deferred taxes	(6,500)
Total identified assets and liabilities	$100,330

Purchase price, net of cash acquired	$282,652
Direct costs of acquisition	2,950
Total purchase price	$285,602

Goodwill	$185,272

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

On April 9, 2007, International Rectifier announced an internal investigation of accounting irregularities. International Rectifier has not reported public financial information since that time, and has been precluded from discussing certain matters with Vishay, such as the net working capital adjustment to the acquisition purchase price and certain tax issues associated with acquired subsidiaries. These matters could have an impact on the purchase price allocation.

Because Vishay is still waiting for information that it has arranged to obtain and is known to be available or attainable, the purchase price allocation is still considered to be “preliminary.” Any future changes to the purchase price allocation related to the acquisition of the PCS business will be directly related to information obtained from International Rectifier subsequent to the completion of its investigation into its accounting practices. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s Power Control Systems business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations.

During Vishay’s period of ownership of ASBU, including as of March 29, 2008, the assets and liabilities of ASBU were separately reported in the consolidated condensed balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale were not depreciated or amortized. The Company has allocated no goodwill to ASBU in the purchase accounting for the PCS business.

Financial results of discontinued operations for the fiscal quarter ended March 29, 2008 are as follows (in thousands):

Fiscal quarter
ended
March 29, 2008
Net revenues	$10,995

Loss before income taxes	$(38,224)
Tax expense	3,912
Loss from discontinued operations, net of tax	$(42,136)

The loss before income taxes includes an impairment charge of $32.3 million to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts will be remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

As additional consideration for the sale, Vishay is eligible to receive a portion of the proceeds of certain liquidity events involving ASBU, after the private equity firm has received distributions of its invested capital plus a specified return and after certain other payments. Given the uncertainties of this possible future receipt of proceeds, Vishay has ascribed zero value to this contingent consideration in estimating the impairment charge. Any consideration received upon future sale of ASBU by the private equity firm will be recorded as a gain on disposal of discontinued operations in future periods.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of the PCS business and PM Group had occurred as of January 1, 2007 (in thousands, except per share amounts):

Fiscal quarter
ended
March 31, 2007
Pro forma net revenues	$728,523
Pro forma income from continuing
operations	$56,758
Pro forma loss from discontinued
operations	(847)
Pro forma net earnings	$55,911
Pro forma per share - basic:
Income from continuing operations	$0.31
Loss from discontinued operations	$(0.00)
Net earnings	$0.31
Pro forma per share - diluted:
Income from continuing operations	$0.28
Loss from discontinued operations	$(0.00)
Net earnings	$0.28

The pro forma information reflects adjustments to depreciation based on the fair value of property and equipment acquired, adjustments to amortization based on the fair value of intangible assets, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Pending Acquisition

The Company has signed a non-binding memorandum of understanding to acquire its partner’s interest in a joint venture in India for approximately $10 million. Vishay presently owns 49% of this entity, which is engaged in the manufacture and distribution of transducers. The transaction is subject to the execution of a definitive purchase agreement and other conditions that are customary for transactions of this type. While the Company expects this transaction to close in the third fiscal quarter of 2008, there can be no assurance that the transaction will be completed, or that it will be completed pursuant to the terms contemplated in the non-binding memorandum of understanding.

Note 3 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include onetime exit costs recognized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance benefits pursuant to an on-going benefit arrangement recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and related pension curtailment and settlement charges recognized pursuant to SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

First Quarter 2008

The Company recorded restructuring and severance costs of $18,202,000 for the first quarter of 2008, substantially all of which is expected to be paid later in 2008. Employee termination costs were $16,284,000, covering 517 technical, production, administrative, and support employees located in Austria, Brazil, Belgium, the People’s Republic of China, France, Germany, Hungary, and the United States. The Company also incurred $1,918,000 of other exit costs during the quarter, principally related to the closure of a facility in Brazil. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000.

First Quarter 2007

The Company recorded restructuring and severance costs of $2,026,000 for the first quarter of 2007. Employee termination costs were $826,000, covering technical, production, administrative, and support employees located in Germany, Hungary, and the United States. The Company also incurred $1,200,000 of other exit costs during the quarter, principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$15,432	$2,572	$18,004	326
Utilized	(2,553)	(2,557)	(5,110)	(209)
Foreign currency translation	356	-	356	-
Balance at December 31, 2007	$13,235	$15	$13,250	117
Utilized	(795)	(11)	(806)	(73)
Foreign currency translation	1,099	1	1,100	-
Balance at March 29, 2008	$13,539	$5	$13,544	44

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Year Ended December 31, 2006

At December 31, 2007, approximately $2.0 million of costs were accrued related to programs initiated in 2006. Most of the remaining accrued restructuring liability for plans initiated in 2006, currently shown in other accrued expenses, is expected to be paid by June 30, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended March 29, 2008 and March 31, 2007 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

During the first quarter of 2008, the liabilities for unrecognized tax benefits increased by a net $8.0 million, due principally to tax positions taken during the period (approximately $5.6 million) and foreign currency effects (approximately $2.4 million).

Note 5 – Long-Term Debt

Holders of the Company’s 3-5/8% convertible subordinated notes have the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest, if any, on August 1, 2008, August 1, 2010, August 1, 2013, and August 1, 2018. If these notes are put to the Company in August 2008, the Company’s present intention is to utilize its revolving credit facility or a replacement debt instrument to fund the repurchase. The Company is also evaluating other alternatives to satisfy the put option, which might include paying a portion of the purchase price for the notes in cash, without refinancing.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Net earnings (loss)	$(24,566)	$49,964

Other comprehensive income (loss):
Foreign currency translation
adjustment	80,603	12,118
Unrealized gain (loss) on available
for sale securities	(217)	(40)
Pension and other postretirement
adjustments	1,450	2,923
Total other comprehensive income	81,836	15,001
Comprehensive income	$57,270	$64,965

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first quarters of 2008 and 2007 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 29, 2008		March 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$1,167	$1,160	$1,228	$1,158
Interest cost	4,163	3,277	3,975	2,633
Expected return on plan assets	(5,224)	(680)	(5,144)	(719)
Amortization of
prior service cost	(42)	-	81	-
Amortization of losses	466	864	855	1,214
Net periodic benefit cost	$530	$4,621	$995	$4,286

The following table shows the components of the net periodic benefit cost for the first quarters of 2008 and 2007 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 29, 2008		March 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$54	$99	$59	$111
Interest cost	275	103	286	88
Amortization of
prior service cost	19	-	21	-
Amortization of
transition obligation	48	-	48	-
Amortization of gains	(157)	-	(6)	-
Net periodic benefit cost	$239	$202	$408	$199

Note 8 – Stock-Based Compensation

As of December 31, 2007, the Company had four active stockholder-approved stock option programs, namely the 1997 Stock Option Program, the 1998 Stock Option Program, a stock option plan assumed in the 2001 acquisition of General Semiconductor, Inc., and the 2007 Stock Option Program.

The Company also has a stockholder-approved Phantom Stock Plan which grants phantom stock units to certain executives as part of their employment agreements with the Company, and two employee stock plans under which restricted stock may be granted.

These plans are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.

On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. No additional options may be granted pursuant to this plan.

Stock Options

Option activity under the stock option plans as of March 29, 2008 and changes in the three fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Term (Years)
Outstanding:
December 31, 2007	4,691	$18.09
Granted	-	-
Exercised	(3)	5.60
Cancelled	(226)	21.86
Outstanding at March 29, 2008	4,462	$17.91	3.05

Vested and expected to vest
at March 29, 2008	4,462	$17.91	3.05
Exercisable at March 29, 2008	3,901	$18.02	2.19

During the first quarter of 2008, 13,000 options vested. At March 29, 2008, there are 561,000 unvested options outstanding, with a weighted average grant-date fair value of $9.82 per option.

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award. There were no options granted during the first quarter of 2008.

During the three fiscal months ended March 29, 2008 and March 31, 2007, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $494,000 and $123,000, respectively. At March 29, 2008, there was approximately $3.6 million of unrecognized compensation cost related to unvested stock options.

The aggregate pretax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2008 of $8.85 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2008 would be approximately $0.5 million. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the first quarter of 2008 was not material.

Phantom Stock Plan

On both January 2, 2008 and January 3, 2007, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2008 and 2007, the Company recognized compensation expense of $286,000 and $344,000, respectively, equal to the market value of the underlying stock on the date of grant.

Note 9 – Commitments and Contingencies

Semiconductor Foundry Agreements

Our Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor (the “2004 agreement”), pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor. Pursuant to the 2004 agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The 2004 agreement specified minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix was required to pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

Pursuant to the 2004 agreement, Siliconix advanced $20 million to Tower in 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders. This advance was considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.

During 2007, Siliconix was committed to purchase approximately $22 million of semiconductor wafers, but did not meet its commitments due to changing market demand for products manufactured using wafers supplied by Tower. Siliconix was required to pay penalties of approximately $1.7 million, which were recorded as a component of cost of products sold.

In January 2008, Siliconix reached an agreement in principle to revise the 2004 agreement to more accurately reflect market demand. Based on the penalties paid in 2007 and the agreement in principle, during the fourth quarter of 2007, the Company recorded a write-off of the remaining prepaid balance of $16,393,000, and accrued an additional $2,500,000 based on its best estimate of additional contract termination charges related to the original agreement.

At December 31, 2007, the remaining future purchase commitments under the 2004 agreement were approximately $160 million.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower will continue to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower will also begin manufacturing wafers for other product lines acquired as part of the PCS acquisition through 2012, pending a scheduled technology transfer. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs. Additionally, as contemplated by the 2007 contract termination charge, Siliconix agreed to forgive the prepayment amount and pay a $2,500,000 contract termination charge.

Management estimates its minimum purchase commitments under the 2008 agreement as follows (in thousands):

2008	$20,400
2009	14,700
2010	8,400
2011	8,800
2012	8,800

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be greater than the commitments disclosed above.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of the 2008 agreement. Management believes that these commitments are at prices that are not in excess of current market prices.

Note 10 – Segment Information

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

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance, asset write-downs, inventory write-downs, losses on purchase commitments, contract termination charges, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business segment. The following table sets forth business segment information for the fiscal quarters ended March 29, 2008 and March 31, 2007 (in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Net revenues:
Semiconductors
Product sales	$386,062	$320,666
Royalty revenues	1,718	2,267
Total Semiconductors	387,780	322,933
Passive Components
Product sales	345,533	335,259
Total Passive Components	345,533	335,259
	$733,313	$658,192

Segment operating income:
Semiconductors	$36,911	$40,610
Passive Components	23,739	36,510
Corporate	(7,250)	(7,437)
Restructuring and severance costs	(18,202)	(2,026)
Asset write-downs	(4,195)	-
Consolidated operating income	$31,003	$67,657

Restructuring and severance costs:
Semiconductors	$1,131	$218
Passive Components	17,071	1,808
	$18,202	$2,026

Asset write-downs:
Passive Components	$4,195	$-
	$4,195	$-

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except earnings (loss) per share):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Numerator:
Numerator for basic earnings (loss) per share:
Income from continuing operations	$17,570	$49,964
Loss from discontinued operations	(42,136)	-
Net earnings (loss)	$(24,566)	$49,964

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	4,005

Numerator for diluted earnings (loss) per share:
Income from continuing operations	$17,570	$53,969
Loss from discontinued operations	(42,136)	-
Net earnings (loss)	$(24,566)	$53,969

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,343	184,466

Effect of dilutive securities:
Convertible and exchangeable notes	-	29,673
Employee stock options	65	585
Other	132	106
Dilutive potential common shares	197	30,364

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,540	214,830

Basic earnings (loss) per share:*
Continuing operations	$0.09	$0.27
Discontinued operations	$(0.23)	$-
Net earnings (loss)	$(0.13)	$0.27

Diluted earnings (loss) per share:*
Continuing operations	$0.09	$0.25
Discontinued operations	$(0.23)	$-
Net earnings (loss)	$(0.13)	$0.25

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	-
Exchangeable Unsecured Notes, due 2102	6,176	-
Weighted average employee stock options	4,299	4,066
Weighted average warrants	8,824	8,824

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of March 29, 2008, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always considered these notes in its diluted earnings per share computation during periods in which they are dilutive.

In June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock. Accordingly, the notes will be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay will calculate the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number will be included in the total diluted shares figure for the period. If the average market price is less than $21.28, no shares will be included in the diluted earnings per share computation. For the fiscal quarter ended March 31, 2007, the notes were considered conventional convertible debt for the purposes of the computation of diluted earnings per share.

Note 12 – New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay has only partially applied SFAS No. 157 as of January 1, 2008, and will be required to apply the additional provisions related to nonfinancial assets and liabilities as of January 1, 2009. The partial application of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption of the remaining aspects which were deferred by FSP No. 157-2 is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement will require enhanced disclosures about an entity’s derivative and hedging activities, and therefore improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Net revenues for the fiscal quarter ended March 29, 2008 were $733.3 million, compared to $658.2 million for the fiscal quarter ended March 31, 2007. Income from continuing operations for the fiscal quarter ended March 29, 2008 were $17.6 million or $0.09 per diluted share, compared to $50.0 million or $0.25 per diluted share for the fiscal quarter ended March 31, 2007.

As previously announced, on April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. The operations of ASBU have been classified as discontinued operations. Vishay recorded a pretax impairment charge of $32.3 million during the first quarter, within the loss from discontinued operations, to reduce the carrying value of the net assets of ASBU to the selling price. The loss from discontinued operations for the quarter, including this charge and its related tax effects, was $42.1 million, resulting in a net loss of $24.6 million, or $(0.13) per diluted share.

Income from continuing operations for the fiscal quarter ended March 29, 2008 of $17.6 million, or $0.09 per diluted share, was impacted by pretax charges for restructuring and severance costs of $18.2 million and related asset write-downs of $4.2 million. These items and their tax-related consequences had a negative $0.10 per share effect on income from continuing operations.

Net earnings of $50.0 million, or $0.25 per diluted share, for the fiscal quarter ended March 31, 2007 were impacted by restructuring and severance costs of $2.0 million, or $0.01 per share net of tax.

Vishay continues to operate in a reasonably good economic environment, despite ongoing concerns for the macro economy. The historical weakness of the U.S. dollar continues to burden net earnings.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period. The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. A higher level of inventory turnover reflects more efficient use of our capital.

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical of the industry. However, we attempt to offset this deterioration with on-going cost reduction activities and new product introductions, as newer products typically yield larger gross margins.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first quarter of 2007 through the first quarter of 2008 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2007	2007	2007	2007	2008
Net revenues (1)	$658,192	$715,861	$729,616	$729,597	$733,313

Gross profit margin	26.6%	24.9%	24.0%	22.9%	23.5%

End-of-period backlog (2)	$586,600	$677,300	$678,300	$646,700	$696,700

Book-to-bill ratio	1.00	1.00	0.98	0.96	1.04

Inventory turnover	3.19	3.40	3.62	3.76	3.74

Change in ASP vs. prior quarter	-0.7%	-0.6%	-1.3%	-1.2%	-0.4%
____________________

(1) The significant sequential increase in net revenues during the second quarter of 2007 is primarily attributable to $57.5 million of revenue from the PCS business and PM Group acquired during that quarter. For comparison, net revenues of these acquired businesses in the third quarter of 2007, the fourth quarter of 2007, and the first quarter of 2008 were $65.0 million, $63.6 million, and $67.9 million, respectively.

(2) The significant sequential increase in end-of-period backlog during the second quarter of 2007 is primarily attributable to $85.3 million of backlog of the PCS business and PM Group, as of their respective dates of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Our revenues for the first quarter of 2008 were in line with our expectations. We maintained revenues at basically the same level as the prior quarter, with improvements in gross margin. The book-to-bill ratio increased to 1.04 from 0.96 during the fourth quarter of 2007. Orders were particularly strong in the United States and Europe. For the first quarter of 2008, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 1.05 and 1.04, respectively, versus ratios of 0.92 and 1.00, respectively, during the fourth quarter of 2007. We expect revenues between $730 million and $750 million for the second quarter of 2008, with slightly improved gross margins.

Continuing the trend experienced since 2006, we experienced relatively moderate pressure on pricing during 2007, although market conditions have deteriorated somewhat. We anticipate increasing pricing pressure in 2008.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the first quarter of 2007 through the first quarter of 2008 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2007	2007	2007	2007	2008
Semiconductors
Net revenues *	$322,933	$379,687	$400,967	$386,013	$387,780

Book-to-bill ratio	0.97	1.01	0.95	0.94	1.03

Gross profit margin	25.4%	24.1%	23.3%	22.5%	22.9%

Passive Components
Net revenues	$335,259	$336,174	$328,649	$343,584	$345,533

Book-to-bill ratio	1.03	1.00	1.02	0.99	1.05

Gross profit margin	27.8%	25.7%	24.9%	23.3%	24.3%
____________________

* The significant sequential increase in net revenues for the Semiconductors segment during the second quarter of 2007 is primarily attributable to $51.8 million of revenue from the PCS business acquired during that quarter. For comparison, net revenues of the PCS businesses in the third quarter of 2007, the fourth quarter of 2007, and the first quarter of 2008 were $59.0 million, $55.8 million, and $59.9 million, respectively.

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

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) it had acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. During the first quarter of 2008, we recorded an impairment charge of $32.3 million to reduce the carrying value of the net assets of ASBU to the selling price.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

One way we have reduced costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 74.1% at the end of the first quarter of 2008, compared to 74.0% at the end of 2007, 74.2% at the end of 2006, and 57% when this program began in 2001. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Since 2001, we recorded over $225 million of restructuring and severance costs and recorded related asset write-downs of over $80 million in order to reduce our cost structure going forward. We have realized, and expect to continue to realize, annual net cost savings associated with these restructuring activities.

Restructuring and severance costs, as presented on the consolidated condensed statement of operations, are separate from plant closure, employee termination and similar integration costs we incur in connection with our acquisition activities. These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction program. These amounts, which were not significant in recent years, are included in the costs of our acquisitions and do not affect earnings or losses on our statement of operations.

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

We expect these restructuring programs to result in higher profitability through better gross margins and lower selling, general, and administrative expenses. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In light of the current uncertain market conditions, we expanded our restructuring programs in the first quarter of 2008 to further reduce costs. Most of the costs related to our anticipated 2008 restructuring projects were recorded in the first quarter of 2008. These projects include the transfer of production of resistor products from Brazil to India and Czech Republic and the transfer of certain processes in Belgium to third party subcontractors. We also announced our intention to transfer production from our transducers manufacturing from the Netherlands to Israel later in 2008, which will result in additional restructuring charges. While we expect some additional restructuring projects in 2008, we believe that we are in the final phase of the major restructuring efforts that have been on-going since 2001, and that the 2008 charges for severance and other exit costs will not exceed $32 million, based on current foreign currency exchange rates. We expect the restructuring projects anticipated for 2008 (including those projects initiated in the first quarter) will generate approximately $25 million of annual cost savings, of which approximately 60% of the savings would reduce costs of products sold, and approximately 40% of the savings would result in reduced selling, general, and administrative costs. These savings are expected to begin to be realized in the third quarter of 2008.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes. Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Cost of products sold	76.5%	73.4%
Gross profit	23.5%	26.6%
Selling, general & administrative expenses	16.2%	16.0%
Operating income	4.2%	10.3%
Income from continuing operations
before taxes and minority interest	3.3%	10.0%
Income from continuing operations	2.4%	7.6%

Net earnings (loss)	-3.4%	7.6%
_________
Effective tax rate	25.5%	23.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Net revenues	$733,313	$658,192
Change versus comparable prior year period	$75,121
Percentage change versus
comparable prior year period	11.4%

Changes in net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-0.7%
Decrease in average selling prices	-2.9%
Foreign currency effects	4.6%
Acquisitions	10.3%
Other	0.1%
Net change	11.4%

While the first quarter of 2008 showed some economic decline versus the prior year, the markets for our products remain relatively healthy. Sales of products for end-uses in the mobile phone and consumer products industries remained relatively weak, partially attributable to seasonality. Sales of products for end-uses in the industrial, automotive, and military/aerospace industries remained strong, and there were some encouraging signs in regards to sales for end-uses in the computer industry. The overall increase in net revenues was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the first quarter of 2008.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $21.9 million and $15.9 million for the fiscal quarters ended March 29, 2008 and March 31, 2007, respectively, or 2.9% and 2.4% of gross sales, respectively. Actual credits issued under the programs during the fiscal quarters ended March 29, 2008 and March 31, 2007, were $18.6 million and $13.9 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. We expect royalty revenues to increase, and we continue to seek to expand our royalty streams. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.7 million and $2.3 million for the fiscal quarters ended March 29, 2008 and March 31, 2007, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended March 29, 2008 were 23.5%, versus 26.6% for the comparable prior year period. This decrease in gross profit margin reflects lower average selling prices, higher precious metals and raw materials costs, and a less favorable product mix. Gross profit margin for the first quarter of 2008 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues for our Semiconductors segment increased versus the fourth quarter of 2007, but were less than prior year sales, excluding acquisitions. The PCS business, acquired on April 1, 2007, contributed revenue of $59.9 million during the first quarter of 2008. Orders during the first quarter of 2008 were particularly strong, with a book-to-bill ratio of 1.03, although this is partially a seasonal recovery from the 0.94 book-to-bill ratio experienced during the fourth quarter of 2007.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Net revenues	$387,780	$322,933
Change versus comparable prior year period	$64,847
Percentage change versus
comparable prior year period	20.1%

Changes in Semiconductors segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	3.2%
Decrease in average selling prices	-4.6%
Foreign currency effects	3.6%
Acquisitions	18.5%
Other	-0.6%
Net change	20.1%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Gross margin percentage	22.9%	25.4%

The decrease in gross margin percentage for the first quarter of 2008 versus the comparable prior year period reflects accelerated average selling price decline and higher precious metals and raw materials costs. Gross profit margin was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. We anticipate profitability improvements in the second half of 2008 based on higher sales volumes and cost reduction programs presently in progress.

Passive Components

Our Passive Components segment has shown steady improvement over the past three years, due to cost reduction and a better pricing strategy. The profitability for this segment is expected to improve as a result of our on-going optimization and cost reduction efforts.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Net revenues	$345,533	$335,259
Change versus comparable prior year period	$10,274
Percentage change versus
comparable prior year period	3.1%

Changes in Passive Components segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-3.8%
Decrease in average selling prices	-1.1%
Foreign currency effects	5.7%
Acquisitions	2.4%
Other	-0.1%
Net change	3.1%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended
	March 29, 2008	March 31, 2007
Gross margin percentage	24.3%	27.8%

The decrease in gross margin percentage for the first quarter of 2008 versus the comparable prior year period largely reflects negative foreign currency effects, principally from changes in the Israeli shekel, Chinese renminbi, and Czech koruna, which more than offset cost reduction initiatives. We anticipate profitability improvements in the second half of 2008 based on higher sales volumes and cost reduction programs presently in progress.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses for the fiscal quarter ended March 29, 2008 were 16.2% of net revenues, versus 16.0% for the comparable prior year period. The increased level of SG&A costs for the fiscal quarter ended March 29, 2008 reflects approximately $0.6 million of transition service costs related to the PCS business. Most of the significant SG&A-related transition services agreements with International Rectifier expired in the first quarter of 2008. Amortization of intangible assets, included in SG&A expenses, was $4.8 million for the fiscal quarter ended March 29, 2008, versus $3.0 million for the comparable prior year period. This increase in amortization expense is principally due to the acquisition of the PCS business, and to a lesser extent, PM Group. The first quarter of 2008 also includes higher legal costs attributable to a patent infringement case. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs. Also, SG&A expense for the first quarter of 2007 is net of a gain on sale of assets of $1.5 million.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the fiscal quarter ended March 29, 2008, recording restructuring and severance costs of $18.2 million, and related asset write-downs of $4.2 million. While we expect some additional restructuring projects in 2008, we believe that we are in the final phase of the major restructuring efforts that have been on-going since 2001, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 3 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 29, 2008 decreased by $0.6 million versus the comparable prior year period. This decrease is primarily due to lower interest rates on our variable rate debt.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	March 29, 2008	March 31, 2007	Change
Foreign exchange loss	$(4,780)	$(373)	$(4,407)
Interest income	4,125	6,479	(2,354)
Other	457	(541)	998
	$(198)	$5,565	$(5,763)

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the fiscal quarter ended March 29, 2008 was 25.5%, compared to 23.9% for the comparable prior year period.

We operate in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives. Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

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

During the first quarter of 2008, the liabilities for unrecognized tax benefits increased by a net $8.0 million, due principally to tax positions taken during the period (approximately $5.6 million) and foreign currency effects ($2.4 million).

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $572.6 million as of March 29, 2008, as compared to $537.3 million as of December 31, 2007.

At March 29, 2008, approximately 97% of our cash and cash equivalents was held by our non-U.S. subsidiaries. At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Our financial condition as of March 29, 2008 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, the same ratio as of December 31, 2007. Our ratio of debt to stockholders’ equity was 0.18 to 1 at March 29, 2008, the same ratio as of December 31, 2007.

Cash flows provided by continuing operating activities were $37.9 million for the fiscal quarter ended March 29, 2008, as compared to cash flows provided by operations of $24.5 million for the fiscal quarter ended March 31, 2007. This increase is principally due to smaller changes in net working capital during the first quarter of 2008 compared to the first quarter of 2007.

Cash provided by discontinued operating activities of $3.5 million for the fiscal quarter ended March 29, 2008 primarily reflects a decrease in working capital of ASBU business. Cash used by discontinued investing activities reflects capital spending for information technology systems.

Cash paid for property and equipment for the fiscal quarter ended March 29, 2008 was $25.8 million, as compared to $31.4 million for the fiscal quarter ended March 31, 2007. Our capital expenditures are projected to be approximately $170 million in 2008, principally to expand capacity in the Semiconductors businesses.

Our debt levels are essentially the same at March 29, 2008 as they were at December 31, 2007.

Pursuant to the terms of the convertible subordinated notes due 2023, the holders of these notes have the right to require us to repurchase these notes on August 1, 2008 (and other specified future dates) at a redemption price equal to 100% of the principal amount of the notes ($500 million). If these notes are put to us in August 2008, our present intention is to utilize our revolving credit facility or a replacement debt instrument to fund the repurchase. We are also evaluating other alternatives to satisfy the put option, which might include paying a portion of the purchase price for the notes in cash, without refinancing.

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

We maintain a secured revolving credit facility. At March 29, 2008 and December 31, 2007, there were no amounts outstanding under the revolving credit facility.

The revolving credit facility provides a commitment of up to $250 million through April 20, 2012. Furthermore, we are permitted to request an increase of the revolving credit facility by an additional $250 million, resulting in an aggregate commitment up to $500 million, provided that no default or event of default exists.

Interest on the revolving credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. The exercise of the accordion feature to obtain an additional $250 million of borrowing capacity could result in a significant increase in the commitment fees and interest rate on outstanding balances.

The revolving credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios. We were in compliance with all covenants at March 29, 2008.

Borrowings under the revolving credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the new revolving credit facility. Certain of our subsidiaries are permitted to borrow under the revolving credit facility. Any borrowings by these subsidiaries under the revolving credit facility are guaranteed by Vishay.

The timing and location of scheduled payments have required us to draw on our revolving credit facilities from time to time over the past year. While the timing and location of scheduled payments for certain liabilities may require us to draw on our revolving credit facilities from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans. Additional acquisition activity or the repurchase of the convertible subordinated notes in August 2008 may require additional borrowing under our revolving credit facilities or may otherwise require us to incur additional debt.

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2007. During the first quarter of 2008, we had one material change to our contractual commitments, as described below.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. Our Siliconix division entered into an agreement in 2004 with Tower Semiconductor (the “2004 agreement”), pursuant to which we were required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. During 2007, Siliconix was committed to purchase approximately $22 million of semiconductor wafers, but did not meet its commitments due to changing market demand for products manufactured using wafers supplied by Tower. At December 31, 2007, the remaining future purchase commitments under the 2004 agreement were approximately $160 million.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower will continue to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower will also begin manufacturing wafers for other product lines acquired as part of the PCS acquisition through 2012, pending a scheduled technology transfer. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs.

Management estimates its minimum purchase commitments under the 2008 agreement as follows (in thousands):

2008	$20,400
2009	14,700
2010	8,400
2011	8,800
2012	8,800

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be greater than the commitments disclosed above.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of the 2008 agreement. Management believes that these commitments are at prices that are not in excess of current market prices.

Recent Accounting Pronouncements

As more fully described in Note 12 to our consolidated condensed financial statements, several new accounting pronouncements became effective in 2008 or will become effective in future periods.

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

Except as described above, the adoption of the new standards described in Note 12 to our consolidated condensed financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

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

Date:     May 6, 2008