Form 10-Q
period 2008-06-28
VISHAY INTERTECHNOLOGY INC
filed 2008-08-05
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
☐ Yes  ☒ No

As of August 1, 2008, the registrant had 172,070,549 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q
JUNE 28, 2008

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets –
		June 28, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended June 28, 2008 and
		June 30, 2007	5

		Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended June 28, 2008 and
		June 30, 2007	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended June 28, 2008 and
		June 30, 2007	7

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

	Item 4.	Controls and Procedures	53

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	54

	Item 4.	Submission of Matters to a Vote of Security Holders	54

	Item 5.	Other Information	55

	Item 6.	Exhibits	55

		SIGNATURES	56

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 28,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$585,787	$537,295
Accounts receivable, net	462,693	441,772
Inventories:
Finished goods	164,021	159,713
Work in process	243,823	224,667
Raw materials	181,653	170,329
Deferred income taxes	25,641	26,426
Prepaid expenses and other current assets	182,048	153,988
Assets held for sale (see Note 2)	-	28,611
Total current assets	1,845,666	1,742,801

Property and equipment, at cost:
Land	103,244	101,938
Buildings and improvements	512,681	485,342
Machinery and equipment	2,101,710	2,001,390
Construction in progress	93,704	101,659
Allowance for depreciation	(1,593,365)	(1,469,331)
	1,217,974	1,220,998

Goodwill	882,140	1,676,497

Other intangible assets, net	198,512	192,591

Other assets	178,438	162,348
Total assets	$4,322,730	$4,995,235

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 28,	December 31,
	2008	2007
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$36	$30
Trade accounts payable	158,183	173,039
Payroll and related expenses	143,327	140,879
Other accrued expenses	257,063	235,728
Income taxes	31,779	34,653
Current portion of long-term debt	263,105	1,346
Liabilities related to assets held for sale (see Note 2)	-	11,253
Total current liabilities	853,493	596,928

Long-term debt less current portion	344,204	607,237
Deferred income taxes	22,534	24,216
Deferred grant income	3,687	1,044
Other liabilities	131,797	122,958
Accrued pension and other postretirement costs	285,512	280,713

Minority interest	5,271	5,364

Stockholders' equity:
Common stock	17,198	17,198
Class B common stock	1,435	1,435
Capital in excess of par value	2,254,411	2,252,297
Retained earnings	159,318	925,575
Accumulated other comprehensive income	243,870	160,270
Total stockholders' equity	2,676,232	3,356,775
Total liabilities and stockholders' equity	$4,322,730	$4,995,235

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	June 28,	June 30,
	2008	2007
Net revenues	$774,364	$715,861
Cost of products sold	594,645	537,946
Gross profit	179,719	177,915

Selling, general, and administrative expenses	121,021	113,254
Restructuring and severance costs	8,909	1,240
Asset write-downs	-	2,665
Impairment of goodwill	800,000	-
Operating income (loss)	(750,211)	60,756

Other income (expense):
Interest expense	(6,078)	(7,407)
Other	4,673	4,348
	(1,405)	(3,059)

Income (loss) from continuing operations before
taxes and minority interest	(751,616)	57,697

Income tax expense (benefit)	(10,194)	15,394
Minority interest	269	258

Income (loss) from continuing operations	(741,691)	42,045

Loss from discontinued operations, net of tax	-	(1,298)

Net earnings (loss)	$(741,691)	$40,747

Basic earnings (loss) per share:*
Continuing operations	$(3.98)	$0.23
Discontinued operations	$-	$(0.01)
Net earnings (loss)	$(3.98)	$0.22

Diluted earnings (loss) per share:*
Continuing operations	$(3.98)	$0.22
Discontinued operations	$-	$(0.01)
Net earnings (loss)	$(3.98)	$0.22

Weighted average shares outstanding - basic	186,371	185,422

Weighted average shares outstanding - diluted	186,371	192,578

See accompanying notes.
* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Six fiscal months ended
	June 28,	June 30,
	2008	2007
Net revenues	$1,507,677	$1,374,053
Cost of products sold	1,155,495	1,020,987
Gross profit	352,182	353,066

Selling, general, and administrative expenses	240,084	218,722
Restructuring and severance costs	27,111	3,266
Asset write-downs	4,195	2,665
Impairment of goodwill	800,000	-
Operating income (loss)	(719,208)	128,413

Other income (expense):
Interest expense	(12,662)	(14,598)
Other	4,475	9,913
	(8,187)	(4,685)

Income (loss) from continuing operations before
taxes and minority interest	(727,395)	123,728

Income tax expense (benefit)	(4,021)	31,172
Minority interest	747	547

Income (loss) from continuing operations	(724,121)	92,009

Loss from discontinued operations, net of tax	(42,136)	(1,298)

Net earnings (loss)	$(766,257)	$90,711

Basic earnings (loss) per share:*
Continuing operations	$(3.89)	$0.50
Discontinued operations	$(0.23)	$(0.01)
Net earnings (loss)	$(4.11)	$0.49

Diluted earnings (loss) per share:*
Continuing operations	$(3.89)	$0.48
Discontinued operations	$(0.23)	$(0.01)
Net earnings (loss)	$(4.11)	$0.47

Weighted average shares outstanding - basic	186,357	184,942

Weighted average shares outstanding - diluted	186,357	203,702

See accompanying notes.
* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 28,	June 30,
	2008	2007
Continuing operating activities
Net earnings (loss)	$(766,257)	$90,711
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	42,136	1,298
Impairment of goodwill, net of tax	770,000	-
Depreciation and amortization	110,929	104,617
Gain on disposal of property and equipment	(680)	(1,380)
Minority interest in net earnings of consolidated subsidiaries	747	547
Asset write-downs	4,195	2,665
Inventory write-offs for obsolescence	15,269	12,886
Deferred grant income	(807)	(2,788)
Other	(1,339)	11,147
Changes in operating assets and liabilities,
net of effects of businesses acquired	(71,497)	(126,204)
Net cash provided by continuing operating activities	102,696	93,499

Continuing investing activities
Purchase of property and equipment	(57,800)	(73,736)
Proceeds from sale of property and equipment	4,122	951
Purchase of businesses, net of cash acquired	(4,610)	(330,930)
Proceeds from sale of businesses	-	18,517
Other investing activities	100	(1,862)
Net cash used in continuing investing activities	(58,188)	(387,060)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(3,406)	(2,656)
Debt issuance costs	(1,355)	-
Net (repayment) proceeds of revolving credit lines	-	(1,257)
Net changes in short-term borrowings	6	4,022
Proceeds from stock options exercised	29	20,600
Net cash (used in) provided by continuing financing activities	(4,726)	20,709
Effect of exchange rate changes on cash and cash equivalents	17,351	5,524
Net increase (decrease) in cash and cash equivalents
from continuing activities	57,133	(267,328)
Net cash used by discontinued operating activities	(10,071)	(17,482)
Net cash provided (used) by discontinued investing activities	1,430	(109)
Net cash used by discontinued financing activities	-	-
Net cash used by discontinued operations	(8,641)	(17,591)
Net increase (decrease) in cash and cash equivalents	48,492	(284,919)
Cash and cash equivalents at beginning of period	537,295	671,586
Cash and cash equivalents at end of period	$585,787	$386,667

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six fiscal months ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Acquisition of Power Control Systems Business

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.6 million, net of cash acquired. The transaction was funded using cash on-hand. The final purchase price is pending the resolution of a net working capital adjustment as of the date of acquisition. Resolution of the net working capital adjustment was deferred until International Rectifier could complete an internal investigation of its accounting practices. International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. Vishay expects to resume negotiations to resolve the net working capital dispute in the third quarter of 2008.

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

The goodwill associated with the transaction has been allocated to the Semiconductors reporting unit. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles, or more frequently if there are triggering events (see Note 3). The goodwill associated with this acquisition is not deductible for income tax purposes.

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

On April 9, 2007, International Rectifier announced an internal investigation of accounting irregularities. While the investigation was on-going, International Rectifier was precluded from discussing certain matters with Vishay, such as the net working capital adjustment to the acquisition price and certain tax issues associated with acquired subsidiaries. These matters could have an impact on the purchase price allocation.

International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. In the next few weeks, Vishay expects to obtain requested information from International Rectifier that it has arranged to obtain and is known to be available or attainable. Until such information is obtained, the purchase price allocation is still considered to be “preliminary.” Any future changes to the purchase price allocation related to the acquisition of the PCS business will be directly related to information obtained from International Rectifier subsequent to the completion of its investigation into its accounting practices. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s Power Control Systems business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations.

During Vishay’s period of ownership of ASBU, the assets and liabilities of ASBU were separately reported in the consolidated condensed balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale were not depreciated or amortized. The Company allocated no goodwill to ASBU in the purchase accounting for the PCS business.

Financial results of discontinued operations for the fiscal quarter and six fiscal months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

	Fiscal quarter	Fiscal quarter	Six fiscal months	Six fiscal months
	ended	ended	ended	ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$-	$15,321	$10,995	$15,321

Loss before income taxes	$-	$(1,862)	$(38,224)	$(1,862)
Tax expense (benefit)	-	(564)	3,912	(564)
Loss from discontinued
operations, net of tax	$-	$(1,298)	$(42,136)	$(1,298)

The loss before income taxes includes an impairment charge of $32.3 million, recorded in the first quarter of 2008, to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts are being remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

The selling price for ASBU is subject to a working capital adjustment which is expected to be completed in the third quarter of 2008.

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

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of the PCS business and PM Group had occurred as of January 1, 2007 (in thousands, except per share amounts):

	Fiscal quarter	Six fiscal months
	ended	ended
	June 30, 2007	June 30, 2007
Pro forma net revenues	$717,415	$1,445,938
Pro forma income from continuing
operations	$41,953	$98,711
Pro forma loss from discontinued
operations	(1,298)	(2,145)
Pro forma net earnings	$40,655	$96,566
Pro forma per share - basic:
Income from continuing operations	$0.23	$0.53
Loss from discontinued operations	$(0.01)	$(0.01)
Net earnings	$0.22	$0.52
Pro forma per share - diluted:
Income from continuing operations	$0.22	$0.51
Loss from discontinued operations	$(0.01)	$(0.01)
Net earnings	$0.21	$0.50

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

Subsequent Events

The Company acquired its partner’s interest in a joint venture in India for approximately $9.6 million on June 30, 2008, in the Company’s fiscal third quarter. Vishay previously owned 49% of this entity, which is engaged in the manufacture and distribution of transducers. Approximately $4.6 million of the purchase price was held in escrow at June 28, 2008 and is presented in other noncurrent assets.

In July 2008, the Company acquired Powertron GmbH, a manufacturer of foil resistors, for approximately $15 million, including the repayment of certain debt of Powertron.

Note 3 – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performs its annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently if there are triggering events.

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an interim impairment test was necessary as of the end of the second fiscal quarter of 2008.

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. Since the adoption of SFAS No. 142 in 2002, the Company has applied a comparable companies market multiple approach to determine the fair value of its reporting units for step one of the SFAS No. 142 impairment test. The Company also utilized other valuation techniques, including a discounted cash flow analysis, to evaluate the reasonableness of the fair value determined using the market multiple approach.

Passive Components segment goodwill is allocated to two reporting units for SFAS No. 142 evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for SFAS No. 142 evaluation purposes.

After completing step one of the impairment test as of June 28, 2008, the Company determined that the estimated fair value of its Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment test. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit.

To measure the amount of the impairment, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those business units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

As permitted by SFAS No. 142, when an impairment indicator arises toward the end of an interim reporting period, the Company may recognize its best estimate of that impairment loss. Based on a preliminary step two analysis prepared as of June 28, 2008, the Company determined that its best estimate of the impairment loss was $800 million, allocated $250 million to the goodwill of the Other Passives reporting unit and $550 million to the goodwill of the Semiconductors reporting unit.

The step two analysis prepared as of June 28, 2008 is preliminary and subject to completion in the third quarter of 2008. The completion of this analysis may result in the recognition of an additional impairment charge in the third quarter of 2008.

As a result of the analysis described above, the Company’s goodwill was recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied SFAS No. 157 to the determination of the fair value of these assets (see Note 13). However, the provisions of SFAS No. 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS No. 142 step two analysis.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in expected financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations.

Prior to completing the interim assessment of goodwill for impairment during the second quarter of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, the Company concluded that there was no impairment of these assets as of June 28, 2008.

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

Second Quarter 2008

The Company recorded restructuring and severance costs of $8,909,000 for the second quarter of 2008. Employee termination costs were $8,667,000, covering technical, production, administrative, and support employees located in Austria, Belgium, Brazil, Germany, the Netherlands, Korea, and the United States. The Company also incurred $242,000 of other exit costs during the quarter, principally related to the closure of a facility in Brazil. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

Six Fiscal Months Ended June 28, 2008

The Company recorded restructuring and severance costs of $27,111,000 for the six fiscal months ended June 28, 2008. Employee termination costs were $24,951,000, covering technical, production, administrative, and support employees located in Austria, Brazil, Belgium, the People’s Republic of China, France, Germany, Hungary, the Netherlands, Korea, and the United States. The Company also incurred $2,160,000 of other exit costs, principally related to the closure of a facility in Brazil. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000.

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$24,951	$2,160	$27,111	591
Utilized	(8,514)	(83)	(8,597)	(172)
Foreign currency translation	296	121	417	-
Balance at June 28, 2008	$16,733	$2,198	$18,931	419

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Second Quarter 2007

The Company recorded restructuring and severance costs of $1,240,000 for the second quarter of 2007. Employee termination costs were $995,000 covering technical, production, administrative and support employees located in Belgium, Germany, Hungary, and the United States. The Company also incurred $245,000 of other exit costs during the quarter. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded an asset write-down of $2,665,000 to reduce the carrying value of a building to its expected selling price. The building had been vacated as part of restructuring activities.

Six Fiscal Months Ended 2007

The Company recorded restructuring and severance costs of $3,266,000 for the six fiscal months ended June 30, 2007. Employee termination costs were $1,821,000, covering technical, production, administrative and support employees located in Belgium, Germany, Hungary, and the United States. The Company also incurred $1,445,000 of other exit costs during the quarter, principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded an asset write-down of $2,665,000 to reduce the carrying value of a building to its expected selling price. The building had been vacated as part of restructuring activities.

Year Ended December 31, 2007

The Company recorded restructuring and severance costs during the year ended December 31, 2007 as follows (in thousands):

	Severance	Other
	Costs	Exit Costs	Total
Programs initiated in 2007	$15,432	$2,572	$18,004
Changes in estimate
from prior year programs	(3,323)	-	(3,323)
Net restructuring and severance costs	$12,109	$2,572	$14,681

Employee termination costs covered technical, production, administrative and support employees located in Belgium, China, France, Germany, Hungary, and the United States. Other exit costs were principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs of $3,869,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. Certain of these buildings are held-for-sale and classified as “other assets.” Others are being leased to third-parties and were reduced to their fair value based on the present value of future lease receipts.

Also during the year ended December 31, 2007, the Company sold a building that had been vacated as part of its restructuring programs and recognized a gain of $3,118,000, which is recorded within selling, general, and administrative expenses.

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$15,432	$2,572	$18,004	326
Utilized	(2,553)	(2,557)	(5,110)	(209)
Foreign currency translation	356	-	356	-
Balance at December 31, 2007	$13,235	$15	$13,250	117
Utilized	(4,044)	(11)	(4,055)	(85)
Foreign currency translation	1,017	1	1,018	-
Balance at June 28, 2008	$10,208	$5	$10,213	32

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2008. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Year Ended December 31, 2006

At December 31, 2007, approximately $2.0 million of costs were accrued related to programs initiated in 2006. Most of the remaining accrued restructuring liability for plans initiated in 2006 was paid during the second quarter of 2008.

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended June 28, 2008 and June 30, 2007 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

The vast majority of the Company’s goodwill is not deductible for income tax purposes. The Company recognized tax benefits of approximately $30 million during the second quarter of 2008 associated with the $800 million goodwill impairment charge discussed in Note 3.

In order to meet the obligation to repurchase the convertible subordinated notes on August 1, 2008 (see Note 6), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits.

During the six fiscal months ended June 28, 2008, the liabilities for unrecognized tax benefits increased by a net $7.7 million, due principally to increases for tax positions taken during the period (approximately $7.0 million) and foreign currency effects (approximately $2.6 million), partially offset by a decrease due to the repatriation of cash (approximately $1.9 million).

During the second quarter of 2007, the Company recorded additional tax expense for changes in uncertain tax positions of approximately $3.4 million related to tax positions taken in prior years.

Note 6 – Long-Term Debt

Credit Facility

On June 24, 2008, the Company entered into its Fourth Amended and Restated Credit Agreement. The amended credit facility amends certain terms of the Third Amended and Restated Credit Agreement, dated as of April 20, 2007, including the applicable interest rates with respect to borrowings under the revolving credit commitment. The new credit facility continues to provide a revolving credit commitment of up to $250 million through April 20, 2012.

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees. The amended credit facility continues to restrict the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company is in compliance with all covenants. In July 2008, the Company borrowed $125 million under the revolving credit facility for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below).

The borrowings under the amended credit facility continue to be secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the credit facility. Certain of the Company’s subsidiaries are permitted to borrow under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by the Company.

In addition, the amended credit facility provides for a new senior secured term loan commitment of up to $125 million. The $125 million principal amount of such loan was drawn in July 2008 for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below). The principal amount of such term loan will be due as follows:

January 1, 2009	$12.5 million
July 1, 2009	$12.5 million
January 1, 2010	$12.5 million
July 1, 2010	$12.5 million
January 1, 2011	$37.5 million
July 1, 2011	$37.5 million

Pursuant to the terms of the amended credit facility, there are no penalties for early payments of the term loan. Prepayments of the term loan principal would reduce all future principal payments under the term loan.

The borrowings under the new term loan commitment, based on current leverage ratios, will bear interest at LIBOR plus 2.50%.

No amounts were outstanding under the revolving credit facility, including the term loan commitment, at June 28, 2008.

Convertible Subordinated Notes, due 2023

Holders of the Company’s 3-5/8% convertible subordinated notes had the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest on August 1, 2008 (and other dates specified in the notes).

Substantially all (99.6%) of the holders of the 3-5/8% notes exercised their option to require the Company to repurchase their notes on August 1, 2008. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility described above, and $125 million from the term loan commitment described above. The borrowings under the revolving credit facility used to fund the purchase price for the Notes, based on current leverage ratios, will bear interest at LIBOR plus 1.00%. Notes with an aggregate principal amount of $1,870,000 remain outstanding.

The portion of the notes refinanced on a long-term basis ($237.5 million) is shown as long-term debt on the Company’s consolidated condensed balance sheet as of June 28, 2008, and the remaining amount of the notes ($262.5 million) is presented as a current liability as of June 28, 2008.

The purchase price for the notes is equal to their principal amount, and accordingly, the Company will not recognize any gain or loss on the repurchase of the Notes. However, as a consequence of the extinguishment of the notes prior to their stated maturity date of 2023, in the third quarter of 2008, the Company will be required to write-off approximately $14 million of unamortized debt issuance costs associated with the 2003 issuance of the notes.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings (loss)	$(741,691)	$40,747	$(766,257)	$90,711

Other comprehensive income (loss):
Foreign currency translation
adjustment	376	6,451	80,979	18,569
Unrealized gain (loss) on available
for sale securities	(176)	2	(393)	(38)
Pension and other postretirement
adjustments	1,564	1,996	3,014	4,919
Total other comprehensive income	1,764	8,449	83,600	23,450
Comprehensive income (loss)	$(739,927)	$49,196	$(682,657)	$114,161

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second quarters of 2008 and 2007 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	June 28, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$903	$1,188	$1,098	$1,169
Interest cost	4,146	3,396	3,960	2,693
Expected return on plan assets	(5,216)	(677)	(5,132)	(732)
Amortization of prior service cost	(42)	-	81	-
Amortization of losses	662	870	807	1,225
Net periodic benefit cost	$453	$4,777	$814	$4,355

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2008 and June 30, 2007 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	June 28, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$2,070	$2,348	$2,326	$2,327
Interest cost	8,309	6,673	7,935	5,326
Expected return on plan assets	(10,440)	(1,357)	(10,276)	(1,451)
Amortization of prior service cost	(84)	-	162	-
Amortization of losses	1,128	1,734	1,662	2,439
Net periodic benefit cost	$983	$9,398	$1,809	$8,641

The following table shows the components of the net periodic benefit cost for the second quarters of 2008 and 2007 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	June 28, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$54	$103	$59	$114
Interest cost	275	109	286	90
Amortization of prior service cost	19	-	21	-
Amortization of transition obligation	48	-	48	-
Amortization of gains	(157)	-	(6)	-
Net periodic benefit cost	$239	$212	$408	$204

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2008 and June 30, 2007 for the Company’s other postretirement benefit plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	June 28, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$108	$202	$118	$225
Interest cost	550	212	572	178
Amortization of prior service cost	38	-	42	-
Amortization of transition obligation	96	-	96	-
Amortization of gains	(314)	-	(12)	-
Net periodic benefit cost	$478	$414	$816	$403

Note 9 – Stock-Based Compensation

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

On May 28, 2008, the Company’s stockholders approved amendments to the 2007 Stock Option Program (renamed the 2007 Stock Incentive Program) (the “2007 Program”). The amended 2007 Program permits the grant of restricted stock, unrestricted stock, and restricted stock units (“RSUs”) in addition to stock options, and permits grants of stock options, restricted stock, unrestricted stock, and RSUs to non-employee directors.

Stock Options

Option activity under the stock option plans as of June 28, 2008 and changes in the six fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Term (Years)
Outstanding:
December 31, 2007	4,691	$18.09
Granted	-	-
Exercised	(5)	5.60
Cancelled	(268)	21.67
Outstanding at June 28, 2008	4,418	$17.89	2.81

Vested and expected to vest
at June 28, 2008	4,418	$17.89	2.81
Exercisable at June 28, 2008	3,935	$17.99	1.94

During the six fiscal months ended June 28, 2008, 91,000 options vested. At June 28, 2008, there are 483,000 unvested options outstanding, with a weighted average grant-date fair value of $10.03 per option.

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award. There were no options granted during the six fiscal months ended June 28, 2008.

During the six fiscal months ended June 28, 2008 and June 30, 2007, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $923,000 and $389,000, respectively. At June 28, 2008, there was approximately $3.2 million of unrecognized compensation cost related to unvested stock options.

The aggregate pretax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2008 of $9.32 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2008 would be approximately $0.6 million. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the six fiscal months ended June 28, 2008 was not material.

Phantom Stock Plan

On both January 2, 2008 and January 3, 2007, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2008 and 2007, the Company recognized compensation expense of $286,000 and $344,000, respectively, equal to the market value of the underlying stock on the date of grant.

Restricted Stock Units

In May 2008, 480,000 RSUs were granted to certain officers and directors. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The RSUs granted in May 2008 vest as follows:

  168,000 RSUs granted to officers vest in six equal installments beginning on the grant date and each of the first five anniversaries of that date.
  144,000 RSUs granted to directors vest in three equal installments beginning on the grant date and each of the first two anniversaries of that date.
  168,000 RSUs granted to officers will vest, provided that certain 2008 performance conditions are attained, in six equal installments on the first six anniversaries of the grant date. If the performance conditions are not attained, these RSUs will be forfeited.

RSU activity for the period ended June 28, 2008 is presented below (number of RSUs in thousands):

			Weighted
		Grant	Average
	Number	date	Remaining
	of	fair value	Vesting
	RSUs	per unit	Period (Years)
Outstanding:
Granted	480	$9.88
Vested	(76)
Cancelled	-
Outstanding at June 28, 2008	404		2.77

Expected to vest at June 28, 2008	236		2.31

The Company determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over vesting period for those RSUs expected to vest. During the six fiscal months ended June 28, 2008, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with RSUs of $863,000. At June 28, 2008, there was approximately $3.9 million of unrecognized compensation cost related to unvested RSUs, including approximately $1.7 million of unrecognized compensation cost for RSUs for which the achievement of performance-based vesting criteria is not probable.

Note 10 – Commitments and Contingencies

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

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to Tower by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of the 2008 agreement. Management believes that these commitments are at prices that are not in excess of current market prices.

Subsequent Event – Executive Employment Agreements

The Company has employment agreements with five of its executives. With the exception of the employment arrangement with Dr. Felix Zandman, Executive Chairman and founder of the Company, the executive employment agreements contain severance provisions providing generally for 3 years of compensation in the case of a termination without cause or a voluntary termination by the executive for “good reason” as defined in the employment agreement. Specifically, severance items include:

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

On July 30, 2008, the Board of Directors was notified that Richard N. Grubb, the Company’s Chief Financial Officer, would be stepping down for “good reason” effective September 1, 2008, in connection with a change in the corporate finance and accounting function of the Company. The Company will record a charge in the third quarter of 2008 associated with Mr. Grubb’s termination.

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

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as goodwill impairment, restructuring and severance, asset write-downs, inventory write-downs, losses on purchase commitments, contract termination charges, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business segment. The following table sets forth business segment information for the fiscal quarters and six fiscal months ended June 28, 2008 and June 30, 2007 (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues:
Semiconductors
Product sales	$407,265	$378,684	$793,327	$699,350
Royalty revenues	178	1,003	1,896	3,270
Total Semiconductors	407,443	379,687	795,223	702,620
Passive Components
Product sales	366,921	336,174	712,454	671,433
Total Passive Components	366,921	336,174	712,454	671,433
	$774,364	$715,861	$1,507,677	$1,374,053

Segment operating income:
Semiconductors	$37,813	$43,508	$74,724	$84,118
Passive Components	30,084	29,545	53,823	66,055
Corporate	(9,199)	(8,392)	(16,449)	(15,829)
Restructuring and severance costs	(8,909)	(1,240)	(27,111)	(3,266)
Asset write-downs	-	(2,665)	(4,195)	(2,665)
Impairment of goodwill	(800,000)	-	(800,000)	-
Consolidated operating income (loss)	$(750,211)	$60,756	$(719,208)	$128,413

Restructuring and severance costs:
Semiconductors	$3,071	$618	$4,202	$836
Passive Components	5,838	622	22,909	2,430
	$8,909	$1,240	$27,111	$3,266

Asset write-downs:
Semiconductors	$-	$2,665	$-	$2,665
Passive Components	-	-	4,195	-
	$-	$2,665	$4,195	$2,665

Impairment of goodwill:
Semiconductors	$550,000	$-	$550,000	$-
Passive Components	250,000	-	250,000	-
	$800,000	$-	$800,000	$-

The goodwill impairment charge (see Note 3) and transfers of cash prior to the repurchase of the convertible subordinated notes (see Note 6) result in a material change in the total assets by segment from the amount disclosed in the Company’s last annual report.

Total assets by segment are as follows (in thousands):

	June 28,	December 31,
	2008	2007
Semiconductors	$1,943,176	$2,693,668
Passive Components	2,300,179	2,209,724
Corporate	79,375	91,843
	$4,322,730	$4,995,235

Corporate assets include corporate cash, property and equipment, and certain other assets.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except earnings (loss) per share):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(741,691)	$42,045	$(724,121)	$92,009
Loss from discontinued operations	-	(1,298)	(42,136)	(1,298)
Net earnings (loss)	$(741,691)	$40,747	$(766,257)	$90,711

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	913	-	4,918

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(741,691)	$42,958	$(724,121)	$96,927
Loss from discontinued operations	-	(1,298)	(42,136)	(1,298)
Net earnings (loss)	$(741,691)	$41,660	$(766,257)	$95,629

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,371	185,422	186,357	184,942

Effect of dilutive securities:
Convertible and exchangeable notes	-	6,177	-	17,925
Employee stock options	-	872	-	728
Other	-	107	-	107
Dilutive potential common shares	-	7,156	-	18,760

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,371	192,578	186,357	203,702

Basic earnings (loss) per share:*
Continuing operations	$(3.98)	$0.23	$(3.89)	$0.50
Discontinued operations	$-	$(0.01)	$(0.23)	$(0.01)
Net earnings (loss)	$(3.98)	$0.22	$(4.11)	$0.49

Diluted earnings (loss) per share:*
Continuing operations	$(3.98)	$0.22	$(3.89)	$0.48
Discontinued operations	$-	$(0.01)	$(0.23)	$(0.01)
Net earnings (loss)	$(3.98)	$0.22	$(4.11)	$0.47

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	23,496	23,496	23,496	11,748
Exchangeable Unsecured Notes, due 2102	6,176	-	6,176	-
Weighted average employee stock options	4,431	2,527	4,483	3,297
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	267	-	201	-

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 were only convertible upon the occurrence of certain events. While none of these events has occurred as of June 28, 2008, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always considered these notes in its diluted earnings per share computation during periods in which they are dilutive. (As described in Note 6, these notes were repurchased on August 1, 2008.)

In June 2007, the Company’s Board of Directors adopted a resolution pursuant to which the Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock. Accordingly, the notes are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period. If the average market price is less than $21.28, no shares are included in the diluted earnings per share computation. For the six fiscal months ended June 30, 2007, the computation of diluted earnings per share is weighted for the periods that the notes were considered conventional convertible debt and for the period the notes were considered net share settlement securities.

Note 13 – New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. While retaining the fundamental requirements of SFAS No. 141, this new statement makes various modifications to the requirements of SFAS No. 141 in regards to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is presently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is presently evaluating the impact of adopting this standard.

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

In May 2008, the FASB staff issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement). The guidance included in the new staff position will significantly impact the accounting for convertible bonds that may be settled in cash. FSP APB 14-1 will require an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. The adoption of the FSP will require retrospective application to all periods presented. For Vishay, this would include the convertible subordinated notes due 2023, which were repurchased in August 2008. Given the retrospective application requirement, upon adoption, Vishay will report an increase in interest expense associated with these notes for the full year of 2007 and the first three quarters of 2008. The Company is presently evaluating the quantitative impact of adoption of the FSP.

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

Net revenues for the fiscal quarter ended June 28, 2008 were $774.4 million, compared to $715.9 million for the fiscal quarter ended June 30, 2007.

Vishay reported a loss from continuing operations in the second quarter of 2008 of $741.7 million, or $3.98 per share. The loss was substantially attributable to a noncash goodwill impairment charge of $800 million ($770 million, net of tax). The goodwill impairment charge has no impact on Vishay’s liquidity, cash flows from operating activities, or debt covenants, and does not have any impact on future operations. The amount of the impairment charge is based on a preliminary analysis and may be adjusted in the third quarter.

The second quarter 2008 results also include a pretax charge for restructuring and severance costs of $8.9 million and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. On an after tax basis, these items and the goodwill impairment charge had a negative $4.21 per share effect on income (loss) from continuing operations.

On August 1, 2008, Vishay repurchased substantially all of its convertible subordinated notes (pursuant to the option of the holders) for the principal amount of $498.1 million plus accrued interest. In order to meet this obligation, Vishay repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, after the utilization of net operating losses and tax credits.

Income from continuing operations for the fiscal quarter ended June 30, 2007 was $42.0 million, or $0.22 per diluted share. Income from continuing operations for the fiscal quarter ended June 30, 2007 was impacted by pretax charges for restructuring and severance costs of $1.2 million and related asset write-downs of $2.7 million. These items and their tax-related consequences, plus additional tax expense for changes in uncertain tax positions of $3.4 million, had a negative $0.04 per share effect on income from continuing operations.

Net revenues for the six fiscal months ended June 28, 2008 were $1,507.7 million, compared to $1,374.1 million for the six fiscal months ended June 30, 2007. The loss from continuing operations for the six fiscal months ended June 28, 2008 was $724.1 million or $3.89 per share, compared to income from continuing operations of $92.0 million or $0.48 per diluted share for the six fiscal months ended June 30, 2007.

The loss from continuing operations for the six fiscal months ended June 28, 2008 was impacted by pretax charges for goodwill impairment of $800 million, restructuring and severance costs of $27.1 million, related asset write-downs of $4.2 million, and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. Including the tax effects of the pretax charges, these items had a negative $4.30 per share effect on earnings (loss) from continuing operations.

Income from continuing operations for the six fiscal months ended June 30, 2007 was impacted by pretax charges for restructuring and severance costs of $3.3 million and related asset write-downs of $2.7 million. These items and their tax-related consequences, plus additional tax expense for changes in uncertain tax positions of $3.4 million, had a negative $0.04 per share effect on income from continuing operations.

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. The operations of ASBU have been classified as discontinued operations. Including the loss from discontinued operations, the net loss for the fiscal quarter and six fiscal months ended June 28, 2008 was $741.7 million and $766.3 million, respectively, compared to net earnings of $40.7 million and $90.7 million, respectively, for the comparable prior year periods.

Despite some ongoing concerns for the macro economy, Vishay continues to operate in a reasonably good economic environment. The recent weakness of the U.S. dollar continues to burden our operating results.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of sales. Gross profit is generally net revenues less costs of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs. Losses on purchase commitments and inventory write-downs have the impact of reducing gross profit margin in the period of the charge, but result in improved gross profit margins in subsequent periods by reducing costs of products sold as inventory is used. Gross profit margin is clearly a function of net revenues, but also reflects our ability to contain costs.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second quarter of 2007 through the second quarter of 2008 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2007	2007	2007	2008	2008
Net revenues	$715,861	$729,616	$729,597	$733,313	$774,364

Gross profit margin	24.9%	24.0%	22.9%	23.5%	23.2%

End-of-period backlog	$677,300	$678,300	$646,700	$696,700	$695,900

Book-to-bill ratio	1.00	0.98	0.96	1.04	1.00

Inventory turnover	3.40	3.62	3.76	3.74	3.89

Change in ASP vs. prior quarter	-0.6%	-1.3%	-1.2%	-0.4%	-0.9%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Our revenues for the second quarter of 2008 exceeded our expectations, partially due to the translation of non-U.S. sales into U.S. dollars, but gross margins were negatively impacted by exchange rates and higher metals prices. The book-to-bill ratio decreased to 1.00 from 1.04 during the first quarter of 2008. Orders were particularly strong in Asia, and weaker in the United States and Europe. For the second quarter of 2008, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 1.01 and 1.00, respectively, versus ratios of 1.05 and 1.04, respectively, during the first quarter of 2008. We expect revenues between $750 million and $770 million for the third quarter of 2008, with flat gross margins.

We have continued to see relatively modest pricing pressure in 2008, continuing the trend experienced in 2006 and 2007, although we expect increasing pricing pressure for the remainder of the year.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second quarter of 2007 through the second quarter of 2008 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2007	2007	2007	2008	2008
Semiconductors

Net revenues	$379,687	$400,967	$386,013	$387,780	$407,443

Book-to-bill ratio	1.01	0.95	0.94	1.03	1.01

Gross profit margin	24.1%	23.3%	22.5%	22.9%	22.5%

Passive Components

Net revenues	$336,174	$328,649	$343,584	$345,533	$366,921

Book-to-bill ratio	1.00	1.02	0.99	1.05	0.99

Gross profit margin	25.7%	24.9%	23.3%	24.3%	24.1%

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

Vishay has notified International Rectifier of damage claims concerning forecasts provided to Vishay regarding ASBU in advance of the PCS business acquisition that Vishay believes International Rectifier knew to be unsupportable. Vishay has also notified International Rectifier of certain other claims that it has regarding the sale of the PCS business to Vishay. International Rectifier has stated that it intends to defend its rights and position in these matters.

Subsequent to the end of the fiscal second quarter, Vishay acquired its partner’s interest in a joint venture in India for approximately $9.6 million. In July 2008, Vishay acquired Powertron GmbH, a manufacturer of foil resistors, for approximately $15 million, including the repayment of certain debt of Powertron.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

One way we have reduced costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 75.5% at the end of the second quarter of 2008, compared to 74.0% at the end of 2007, 74.2% at the end of 2006, and 57% when this program began in 2001. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

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

We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs. In general, a restructuring project must have a payback of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback of between 1 and 1.5 years.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program. In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions. Annual pretax savings resulting from restructuring projects initiated under these programs were expected to be approximately $50 million, of which approximately 70% of the savings would reduce costs of products sold, and approximately 30% of the savings would result in reduced selling, general, and administrative costs. Our actual costs savings from these programs in 2007 were approximately $40 million. Of this $40 million of annualized savings, approximately $20 million began to be realized in 2006, and $20 million began to be realized in 2007. We expect to realize an additional $10 million of savings from these programs in 2008. The expected and actual savings quantified above are net of additional costs incurred after production was transferred to lower-labor-cost regions.

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

In light of the current uncertain market conditions, we expanded our restructuring programs in 2008 to further reduce costs. Most of the costs related to our anticipated 2008 restructuring projects were recorded in the first quarter of 2008. These projects include the transfer of production of resistor products from Brazil to India and Czech Republic and the transfer of certain processes in Belgium and the United States to third party subcontractors. We also announced our intention to transfer production from the Netherlands and the United States to Israel later in 2008. While we expect some additional restructuring projects in 2008, we believe that we are in the final phase of the major restructuring efforts that have been on-going since 2001, and that the 2008 charges for severance and other exit costs will not exceed $32 million, based on current foreign currency exchange rates. We expect the restructuring projects anticipated for 2008 (including those projects initiated in the six fiscal months ended June 28, 2008) will generate approximately $25 million of annual cost savings, of which approximately 60% of the savings would reduce costs of products sold, and approximately 40% of the savings would result in reduced selling, general, and administrative costs. These savings are expected to begin to be realized in the third quarter of 2008.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes. Our cost management plans also include expansion of certain critical capacities, which we hope will reduce average materials and processing costs.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

Statement of Financial Accounting Standards (“SFAS”) No. 52 requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. Vishay has both situations among its subsidiaries.

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. As the U.S. dollar has weakened over the past year, this translation of these subsidiaries’ financial statements into U.S. dollars has resulted in a significant increase in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. See Note 7 to our consolidated condensed financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. As a result of the weakening of the U.S. dollar versus several foreign currencies, the translation of foreign currency revenues and expenses into U.S. dollars has significantly increased reported revenues and expenses during the six fiscal months ended June 28, 2008.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the six fiscal months ended June 28, 2008 have been significantly increased by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel.

Critical Accounting Policies and Estimates

We supplement our discussion of critical accounting policies and estimates, which appears in Item 7 of our Annual Report on Form 10-K, as follows.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. We perform our annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently if there are triggering events.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. The comparable companies utilized in our evaluation are the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K. We also utilized other valuation techniques, including a discounted cash flow analysis, to evaluate the reasonableness of the fair value determined using the market multiple approach.

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

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an interim impairment test was necessary as of the end of the second fiscal quarter of 2008.

Passive Components segment goodwill is allocated to two reporting units for SFAS No. 142 evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for SFAS No. 142 evaluation purposes.

After completing step one of the impairment test as of June 28, 2008, we determined that the estimated fair value of our Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment test. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit.

To measure the amount of the impairment, SFAS No. 142 prescribes that we determine the implied fair value of goodwill in the same manner as if we had acquired those business units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

As permitted by SFAS No. 142, when an impairment indicator arises towards the end of an interim reporting period, a company may recognize its best estimate of that impairment loss. Based on a preliminary step two analysis prepared as of June 28, 2008, we determined that our best estimate of the impairment loss was $800 million, allocated $250 million to the goodwill of the Other Passives reporting unit and $550 million to the goodwill of the Semiconductors reporting unit.

The step two analysis prepared as of June 28, 2008 is preliminary and subject to completion in the third quarter of 2008. The completion of this analysis may result in the recognition of an additional impairment charge in the third quarter of 2008.

As a result of the analysis described above, our goodwill was recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, we have not applied SFAS No. 157 to the determination of the fair value of these assets (see Note 13 to our consolidated condensed financial statements included in Part I, Item 1). However, the provisions of SFAS No. 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS No. 142 step two analysis.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. In addition, changes in expected financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations.

Long-Lived Assets and Indefinite-Lived Intangible Assets

We assess the impairment of our long-lived assets, other than goodwill and tradenames, including property and equipment, long-term prepaid assets, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, primarily determined using discounted future cash flows.

Indefinite-lived intangible assets (which for Vishay are comprised entirely of tradenames) are not amortized, but similar to goodwill, are tested for impairment at least annually. These tests are performed more frequently if there are triggering events. The fair value of the tradenames is measured as the discounted cash flow savings realized by owning such tradenames and not having to pay a royalty for their use.

As a result of the decision to close our facility in Brazil, we completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. We recorded fixed asset write-downs of $3.4 million and intangible asset write-downs of $0.8 million.

Prior to completing the interim assessment of goodwill for impairment during the second quarter of 2008, we performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, we concluded that there was no impairment of these assets as of June 28, 2008.

The evaluation of the recoverability of long-lived assets, and the determination of their fair value, requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the identification of the asset group at the lowest level of independent cash flows and the principal asset of the group; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

The evaluation of the fair value of indefinite-lived trademarks also requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the assumed market-royalty rate; the discount rate; terminal growth rates; and forecasts of revenue.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, that an indefinite-lived asset is not impaired, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of products sold	76.8%	75.1%	76.6%	74.3%
Gross profit	23.2%	24.9%	23.4%	25.7%
Selling, general & administrative expenses	15.6%	15.8%	15.9%	15.9%
Operating income (loss)	-96.9%	8.5%	-47.7%	9.3%
Income (loss) from continuing operations
before taxes and minority interest	-97.1%	8.1%	-48.2%	9.0%
Income (loss) from continuing operations	-95.8%	5.9%	-48.0%	6.7%
Net earnings (loss)	-95.8%	5.7%	-50.8%	6.6%
________
Effective tax rate	1.4%	26.7%	0.6%	25.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$774,364	$715,861	$1,507,677	$1,374,053
Change versus comparable prior year period	$58,503		$133,624
Percentage change versus
comparable prior year period	8.2%		9.7%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	6.2%	2.8%
Decrease in average selling prices	-3.1%	-3.0%
Foreign currency effects	5.3%	5.0%
Acquisitions	0.0%	4.9%
Other	-0.2%	0.0%
Net change	8.2%	9.7%

While the first half of 2008 showed some economic decline versus the prior year (evidenced in part by increasing pricing pressure), the markets for our products remain relatively healthy (evidenced by the increase in unit volumes). Sales of products for end-uses in the industrial, automotive, and military/aerospace industries remained strong, and we believe that the seasonal upturn of the Asian market for products for end-uses in the computer and mobile phone industries has begun. The overall increase in net revenues for the six fiscal months ended June 28, 2008 was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the second quarter and six fiscal months ended June 28, 2008.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $44 million and $36 million for the six fiscal months ended June 28, 2008 and June 30, 2007, respectively, or 2.8% and 2.6% of gross sales, respectively. Actual credits issued under the programs during the six fiscal months ended June 28, 2008 and June 30, 2007, were $43 million and $31 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. We continue to seek to expand our royalty streams. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.9 million and $3.3 million for the six fiscal months ended June 28, 2008 and June 30, 2007, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended June 28, 2008 were 23.2% and 23.4%, respectively, versus 24.9% and 25.7%, respectively, for the comparable prior year periods. These decreases in gross profit margin reflect lower average selling prices, negative foreign currency effects, higher precious metals and raw materials costs, and a less favorable product mix. When compared to the six fiscal months ended June 30, 2007, gross profit margin for the six fiscal months ended June 28, 2008 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues for our Semiconductors segment increased sequentially versus the first quarter of 2008, partially driven by foreign currency effects. The Semiconductors segment includes the PCS business, acquired on April 1, 2007. Orders during the second quarter of 2008 remained relatively strong, particularly in light of current uncertainty in the macro economy, with a book-to-bill ratio of 1.01.

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$407,443	$379,687	$795,223	$702,620
Change versus comparable prior year period	$27,756		$92,603
Percentage change versus
comparable prior year period	7.3%		13.2%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	8.8%	6.2%
Decrease in average selling prices	-4.7%	-4.7%
Foreign currency effects	4.0%	3.8%
Acquisitions	0.0%	8.5%
Other	-0.8%	-0.6%
Net change	7.3%	13.2%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Gross margin percentage	22.5%	24.1%	22.7%	24.7%

The decrease in gross margin percentages for the second quarter and six fiscal months ended June 28, 2008 versus the comparable prior year periods reflects accelerated average selling price decline and higher precious metals and raw materials costs. When compared to the six fiscal months ended June 30, 2007, gross profit margin for the six fiscal months ended June 28, 2008 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Passive Components

Our Passive Components segment has shown steady improvement over the past three years, due to cost controls, better focus on specialty products, and a better pricing strategy. Although we expect some seasonal effects on gross margins in the third quarter of 2008, the profitability for this segment is expected to improve as a result of our on-going optimization and cost reduction efforts.

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues	$366,921	$336,174	$712,454	$671,433
Change versus comparable prior year period	$30,747		$41,021
Percentage change versus
comparable prior year period	9.1%		6.1%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase (decrease) in volume	3.4%	-0.2%
Decrease in average selling prices	-1.1%	-1.1%
Foreign currency effects	6.8%	6.2%
Acquisitions	0.0%	1.2%
Other	0.0%	0.0%
Net change	9.1%	6.1%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Gross margin percentage	24.1%	26.7%	24.2%	26.7%

The decrease in gross margin percentage for the second quarter and six fiscal months ended June 28, 2008 versus the comparable prior year period largely reflects negative foreign currency effects, principally from changes in the Israeli shekel, Chinese renminbi, and Czech koruna, which more than offset cost reduction initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses in 2008 have increased versus 2007 largely due to increased sales. SG&A expenses for the second quarter and six fiscal months ended June 28, 2008 were 15.6% and 15.9%, respectively, of net revenues, versus 15.8% and 15.9% for the comparable prior year periods. Amortization of intangible assets, included in SG&A expenses, was $5.0 million and $9.6 million for the quarter and six fiscal months ended June 28, 2008, respectively, versus $4.8 million and $7.8 million, respectively, for the comparable prior year periods. This increase in amortization expense is principally due to the acquisition of the PCS business, and to a lesser extent, PM Group. The second quarter and six fiscal months ended June 28, 2008 also includes higher legal costs attributable to a patent infringement case. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs. Also, SG&A expense for the six fiscal months ended June 30, 2007 is net of a gain on sale of assets of $1.5 million, compared to a gain on sale of assets of $0.7 million for the comparable current year period.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the six fiscal months ended June 28, 2008, recording restructuring and severance costs of $27.1 million, and related asset write-downs of $4.2 million. While we expect some additional restructuring projects in 2008, we believe that we are in the final phase of the major restructuring efforts that have been on-going since 2001, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 4 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended June 28, 2008 decreased by $1.3 million and $1.9 million versus the comparable prior year periods. These decreases are primarily due to lower interest rates on our variable rate debt.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations
(in thousands):

	Fiscal quarter ended
	June 28, 2008	June 30, 2007	Change
Foreign exchange (loss) gain	$(1,807)	$129	$(1,936)
Interest income	4,091	3,864	227
Dividend income	92	220	(128)
Incentive from Chinese government	800	-	800
Other	1,497	135	1,362
	$4,673	$4,348	$325

	Six fiscal months ended
	June 28, 2008	June 30, 2007	Change
Foreign exchange loss	$(6,587)	$(244)	$(6,343)
Interest income	8,216	10,343	(2,127)
Dividend income	92	220	(128)
Incentive from Chinese government	800	-	800
Other	1,954	(406)	2,360
	$4,475	$9,913	$(5,438)

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the quarter and six fiscal months ended June 28, 2008 was 1.4% and 0.6%, respectively, compared to 26.7% and 25.2%. respectively, for the comparable prior year periods.

The relatively low effective tax rates for the quarter and six fiscal months ended June 28, 2008 are principally attributable to the goodwill impairment charge recorded in the second quarter. The vast majority of our goodwill is not deductible for income tax purposes. We recognized tax benefits of $30 million during the second quarter of 2008 associated with the goodwill impairment charge.

In order to meet the obligation to repurchase the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits.

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

During the six fiscal months ended June 28, 2008, the liabilities for unrecognized tax benefits increased by a net $7.7 million, due principally to increases for tax positions taken during the period (approximately $7.0 million) and foreign currency effects (approximately $2.6 million), partially offset by a decrease due to the repatriation of cash (approximately $1.9 million).

During the second quarter of 2007, we recorded additional tax expense for changes in uncertain tax positions of $3.4 million related to tax positions taken in prior years.

Financial Condition, Liquidity, and Capital Resources

As more fully described in Note 6 to the consolidated condensed financial statements in Item 1, on August 1, 2008, Vishay repurchased substantially all of the convertible subordinated notes due 2023 for an aggregate purchase price of $498.1 million. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility, and $125 million from the term loan commitment.

The following table summarizes the components of net debt at December 31, 2007, June 28, 2008 actual, and June 28, 2008 pro forma (assuming the repurchase of the convertible subordinated notes had occurred on June 28, 2008):

	June 28,	June 28,
	2008	2008	December 31,
	Pro Forma	Actual	2007
Convertible subordinated notes, due 2023	$1,870	$500,000	$500,000
Exchangeable unsecured notes, due 2102	105,000	105,000	105,000
Credit facility - revolving debt	125,000	-	-
Credit facility - term loan	125,000	-	-
Other debt	2,309	2,309	3,583
Total debt	359,179	607,309	608,583

Cash	337,657	585,787	537,295

Net debt	$21,522	$21,522	$71,288

Measurements such as “net debt” do not have a uniform definition and are not recognized in accordance with generally accepted accounting principles (“GAAP”). Such measures should not be viewed as an alternative to GAAP measures of performance or liquidity. However, management believes that an analysis of net debt assists investors in understanding the impact of the transactions necessary to finance the repurchase of the convertible subordinated notes on August 1, 2008. This measure, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

The purchase price for the notes is equal to their principal amount, and accordingly, we will not recognize any gain or loss on the repurchase of the Notes. However, as a consequence of the extinguishment of the notes prior to their stated maturity date of 2023, in the third quarter of 2008, we will be required to write-off approximately $14 million of unamortized debt issuance costs associated with the 2003 issuance of the notes.

The early extinguishment of the notes will have a negligible impact on future net interest expense, as both interest expense and interest income will decrease.

We repatriated approximately $250 million of cash from our foreign subsidiaries in order to meet the obligation to repurchase the convertible subordinated notes due 2023 pursuant to the option of the holders on August 1, 2008. Substantially all of the June 28, 2008 pro forma cash and cash equivalents balance was held by our non-U.S. subsidiaries. Although we utilized cash and profits generated by our foreign subsidiaries to fund the repurchase transaction, at the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Our financial condition as of June 28, 2008 continued to be strong, with a current ratio (current assets to current liabilities) of 2.2 to 1, as compared to 2.9 to 1 as of December 31, 2007. The change in this ratio is principally due to the reclassification of a portion of the 3-5/8% convertible notes settled in August 2008 to current liabilities. Our ratio of total debt to stockholders’ equity was 0.23 to 1 at June 28, 2008, as compared to 0.18 to 1 as of December 31, 2007. The change in this ratio is principally due to the reduction of equity subsequent to the noncash goodwill impairment charge recorded during the second quarter of 2008.

Cash flows provided by continuing operating activities were $102.7 million for the six fiscal months ended June 28, 2008, as compared to cash flows provided by operations of $93.5 million for the comparable prior year period. This increase is principally due to smaller changes in net working capital during the six fiscal months ended June 28, 2008 versus the comparable prior year period.

Cash used by discontinued operating activities of $10.1 million for the six fiscal months ended June 28, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued investing activities reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems.

Cash paid for property and equipment for the six fiscal months ended June 28, 2008 was $57.8 million, as compared to $73.7 million for the fiscal quarter ended June 30, 2007. Our capital expenditures are projected to be approximately $170 million in 2008, principally to expand capacity in the Semiconductors businesses.

Cash paid for acquisitions for the six fiscal months ended June 28, 2008 represents $4.6 million held in escrow at June 28, 2008 for the purchase of our partner’s 51% interest in a joint venture. This transaction closed on June 30, 2008, in the fiscal third quarter, for a total purchase price of $9.6 million. Cash paid for acquisitions for the six fiscal months ended June 30, 2007 was $330.9 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.5 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012. As more fully described in Note 6 to the consolidated condensed financial statements, we entered into an amendment to this credit facility to also provide a term loan commitment up to $125 million. This term loan commitment was drawn in July 2008 to fund the repurchase of the convertible subordinated notes. At June 28, 2008 and December 31, 2007, there were no amounts outstanding under the credit facility.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. The credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios. We were in compliance with all covenants at June 28, 2008.

Borrowings under the credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the credit facility. Certain of our subsidiaries are permitted to borrow under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

As described above, we have utilized the credit facility, including the new term loan commitment, to repurchase the convertible subordinated notes in August 2008. The timing and location of scheduled payments have also required us to draw on our revolving credit facilities from time to time over the past year. While the timing and location of scheduled payments for certain liabilities may require us to draw additional amounts on our credit facility from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2007. Material changes to these commitments which occurred in 2008 are described below.

Tower Purchase Commitments

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

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to Tower by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of the 2008 agreement. Management believes that these commitments are at prices that are not in excess of current market prices.

Long-term Debt and Interest Payments on Long-term Debt

On August 1, 2008, Vishay repurchased substantially all of the convertible subordinated notes due 2023 for an aggregate purchase price of $498.1 million. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility, and $125 million from the term loan commitment.

Based on the pro forma debt positions at June 28, 2008 (assuming the repurchase of the convertible subordinated notes had occurred on June 28, 2008, see table under “Financial Condition, Liquidity, and Capital Resources” above), future maturities of long-term debt and related interest payments are estimated as follows (in thousands):

	Debt	Interest
Remainder of 2008	$605	7,474
2009	25,338	13,917
2010	25,046	13,256
2011	75,000	12,595
2012	125,000	6,558
Thereafter	108,190	263,032

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102. Various factors could have a material effect on the amount of future interest payments. These factors include the facts that $105 million of our debt is exchangeable for common stock (although the exchange ratio is based on a stock price which is substantially higher than the current market price), and that the variable-rate debt included in the table above are based on the rate prevailing at June 28, 2008. Commitments for interest payments on long-term debt also include commitment fess under our revolving credit facility, which expires in April 2012.

Recent Accounting Pronouncements

As more fully described in Note 13 to our consolidated condensed financial statements, several new accounting pronouncements became effective in 2008 or will become effective in future periods.

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

The adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) on January 1, 2009 will require retroactive restatement of interest expense for the years ended December 31, 2007 and 2008. For Vishay, this would represent imputed interest expense related to the convertible subordinated notes due 2023, which were repurchased in August 2008. Vishay will report an increase in interest expense associated with these notes for the full year of 2007 and the first three quarters of 2008. We are presently evaluating the quantitative impact of adoption of the FSP.

Except as described above, the adoption of the new standards described in Note 13 to our consolidated condensed financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

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

We had no interest rate exposure to our convertible subordinated notes, as the interest payable on these notes was fixed. On August 1, 2008, we repurchased substantially all of the convertible subordinated notes for an aggregate purchase price of $498.1 million. We utilized approximately $250 million of cash on-hand, $125 million borrowed under the revolving credit commitment under our credit facility, and $125 million from a new term loan under the credit facility to fund the purchase price.

We are exposed to changes in interest rates on our credit facility. At June 28, 2008 and December 31, 2007, there were no amounts outstanding under the credit facility. Cash utilized under the revolving credit facility for the repurchase of the convertible subordinated notes bears interest at LIBOR plus 1.00%, and cash utilized under the term loan commitment for the repurchase of the convertible subordinated notes bears interest at LIBOR plus 2.50%.

At June 28, 2008 and December 31, 2007, we had cash totaling $585.8 million and $537.3 million, respectively. Our cash balance was reduced by approximately $250 million by the repurchase of the convertible subordinated notes.

We are also exposed to interest rate changes with respect to our variable rate exchangeable notes, which bear interest at LIBOR, reset quarterly. The aggregate principal amount of the exchangeable notes is $105 million.

Based on the pro forma debt and cash positions at June 28, 2008 (see table in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, and Capital Resources”), we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.6 million.

See Note 6 to our consolidated financial statements, included in our annual report on Form 10-K, and Note 6 to our consolidated condensed financial statements included in Part I of this quarterly report on Form 10-Q for additional information about our long-term debt.

Except as described above, there have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 28, 2008, at which stockholders voted on the election of four directors to hold office until 2011, the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, the amendment and restatement of the 2007 Stock Option Program, and amendments to our charter documents to limit the maximum size of the Board of Directors to fifteen and to grant the Board of Directors the exclusive authority to establish the size of the Board of Directors.

Each share of common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes.

The results of the votes of stockholders on each matter set forth at the Annual Meeting are as follows:

Election of Directors

	For	Withheld
Eliyahu Hurvitz
Common stock	137,816,218	11,382,306
Class B common stock	14,281,197	-
Total voting power	280,628,188	11,382,306
Dr. Abraham Ludomirski
Common stock	138,618,404	10,580,119
Class B common stock	14,281,197	-
Total voting power	281,430,374	10,580,119
Wayne M. Rogers
Common stock	138,839,306	10,359,217
Class B common stock	14,281,197	-
Total voting power	281,651,276	10,359,217
Mark I. Solomon
Common stock	137,911,020	11,287,504
Class B common stock	14,281,197	-
Total voting power	280,722,990	11,287,504

Ratification of Independent Registered Public Accounting Firm

	For	Against	Abstain
Common stock	145,409,823	3,062,141	726,559
Class B common stock	14,281,197	-	-
Total voting power	288,221,793	3,062,141	726,559

Amendment and Restatement of 2007 Stock Option Program

	For	Against	Abstain	Broker Non-Votes
Common stock	113,627,669	11,087,769	1,900,522	22,852,563
Class B common stock	14,280,837	-	-	360
Total voting power	256,436,039	11,087,769	1,900,522	22,856,163

Amendments to our Charter Documents to Limit the Maximum Size of the Board

	For	Against	Abstain	Broker Non-Votes
Common stock	111,998,484	13,843,468	774,009	22,582,562
Class B common stock	14,262,816	18,021	-	360
Total voting power	254,626,644	14,023,678	774,009	22,586,162

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Vishay Intertechnology, Inc. dated May 28, 2008. Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 28, 2008.

3.2	Amended and Restated Bylaws dated May 28, 2008. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed May 28, 2008.

10.1	Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective April 2008). Incorporated by reference to Annex A to our definitive proxy statement, dated April 16, 2008, for our 2008 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Richard N. Grubb, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Richard N. Grubb, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Richard N. Grubb
Richard N. Grubb, Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2008