Form 10-Q
period 2008-09-27
VISHAY INTERTECHNOLOGY INC
filed 2008-11-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 31, 2008, the registrant had 172,200,536 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q
SEPTEMBER 27, 2008

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets –
		September 27, 2008 (Unaudited) and December 31, 2007	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended September 27, 2008 and
		September 29, 2007	6

		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended September 27, 2008 and
		September 29, 2007	7

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended September 27, 2008 and
		September 29, 2007	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	38

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

	Item 4.	Controls and Procedures	59

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	60

	Item 1A.	Risk Factors	60

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 3.	Defaults Upon Senior Securities	60

	Item 4.	Submission of Matters to a Vote of Security Holders	60

	Item 5.	Other Information	60

	Item 6.	Exhibits	61

		SIGNATURES	62

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 27,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$312,021	$537,295
Accounts receivable, net	449,162	441,772
Inventories:
Finished goods	162,411	159,713
Work in process	240,394	224,667
Raw materials	159,242	170,329
Deferred income taxes	24,793	26,426
Prepaid expenses and other current assets	162,762	153,988
Assets held for sale (see Note 2)	-	28,611
Total current assets	1,510,785	1,742,801

Property and equipment, at cost:
Land	101,076	101,938
Buildings and improvements	505,395	485,342
Machinery and equipment	2,082,847	2,001,390
Construction in progress	91,418	101,659
Allowance for depreciation	(1,597,549)	(1,469,331)
	1,183,187	1,220,998

Goodwill	572,257	1,676,497

Other intangible assets, net	188,154	192,591

Other assets	208,674	162,348
Total assets	$3,663,057	$4,995,235

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 27,	December 31,
	2008	2007
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$2,285	$30
Trade accounts payable	144,053	173,039
Payroll and related expenses	143,260	140,879
Other accrued expenses	233,358	235,728
Income taxes	38,846	34,653
Current portion of long-term debt	25,488	1,346
Liabilities related to assets held for sale (see Note 2)	-	11,253
Total current liabilities	587,290	596,928

Long-term debt less current portion	333,538	607,237
Deferred income taxes	19,593	24,216
Deferred grant income	3,361	1,044
Other liabilities	127,622	122,958
Accrued pension and other postretirement costs	270,455	280,713

Minority interest	5,414	5,364

Stockholders' equity:
Common stock	17,209	17,198
Class B common stock	1,435	1,435
Capital in excess of par value	2,255,082	2,252,297
(Accumulated deficit) retained earnings	(153,549)	925,575
Accumulated other comprehensive income	195,607	160,270
Total stockholders' equity	2,315,784	3,356,775
Total liabilities and stockholders' equity	$3,663,057	$4,995,235

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	September 27,	September 29,
	2008	2007
Net revenues	$739,092	$729,616
Cost of products sold	579,591	554,816
Gross profit	159,501	174,800

Selling, general, and administrative expenses	112,844	110,586
Restructuring and severance costs	6,849	9,920
Impairment of goodwill and indefinite-lived intangibles	357,917	-
Terminated tender offer expenses	4,000	-
Operating income (loss)	(322,109)	54,294

Other income (expense):
Interest expense	(4,873)	(7,441)
Loss on early extinguishment of debt	(13,601)	-
Other	6,853	2,279
	(11,621)	(5,162)

Income (loss) from continuing operations before
taxes and minority interest	(333,730)	49,132

Income tax expense (benefit)	(21,007)	11,597
Minority interest	144	436

Income (loss) from continuing operations	(312,867)	37,099

Loss from discontinued operations, net of tax	-	(1,924)

Net earnings (loss)	$(312,867)	$35,175

Basic earnings (loss) per share:*
Continuing operations	$(1.68)	$0.20
Discontinued operations	$-	$(0.01)
Net earnings (loss)	$(1.68)	$0.19

Diluted earnings (loss) per share:*
Continuing operations	$(1.68)	$0.20
Discontinued operations	$-	$(0.01)
Net earnings (loss)	$(1.68)	$0.19

Weighted average shares outstanding - basic	186,425	186,335

Weighted average shares outstanding - diluted	186,425	192,779

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Nine fiscal months ended
	September 27,	September 29,
	2008	2007
Net revenues	$2,246,769	$2,103,669
Cost of products sold	1,735,086	1,575,803
Gross profit	511,683	527,866

Selling, general, and administrative expenses	352,928	329,308
Restructuring and severance costs	33,960	13,186
Asset write-downs	4,195	2,665
Impairment of goodwill and indefinite-lived intangibles	1,157,917	-
Terminated tender offer expenses	4,000	-
Operating income (loss)	(1,041,317)	182,707

Other income (expense):
Interest expense	(17,535)	(22,039)
Loss on early extinguishment of debt	(13,601)	-
Other	11,328	12,192
	(19,808)	(9,847)

Income (loss) from continuing operations before
taxes and minority interest	(1,061,125)	172,860

Income tax expense (benefit)	(25,028)	42,769
Minority interest	891	983

Income (loss) from continuing operations	(1,036,988)	129,108

Loss from discontinued operations, net of tax	(42,136)	(3,222)

Net earnings (loss)	$(1,079,124)	$125,886

Basic earnings (loss) per share:*
Continuing operations	$(5.56)	$0.70
Discontinued operations	$(0.23)	$(0.02)
Net earnings (loss)	$(5.79)	$0.68

Diluted earnings (loss) per share:*
Continuing operations	$(5.56)	$0.67
Discontinued operations	$(0.23)	$(0.02)
Net earnings (loss)	$(5.79)	$0.66

Weighted average shares outstanding - basic	186,380	185,408

Weighted average shares outstanding - diluted	186,380	200,062

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27,	September 29,
	2008	2007
Continuing operating activities
Net earnings (loss)	$(1,079,124)	$125,886
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	42,136	3,222
Impairment of goodwill and indefinite-lived intangibles, net of tax	1,098,796	-
Depreciation and amortization	166,579	158,161
Gain on disposal of property and equipment	(3,217)	(740)
Minority interest in net earnings of consolidated subsidiaries	891	983
Asset write-downs	4,195	2,665
Inventory write-offs for obsolescence	22,805	19,603
Loss on early extinguishment of debt	13,601	-
Deferred grant income	(1,166)	(4,023)
Other	2,569	(5,225)
Changes in operating assets and liabilities,
net of effects of businesses acquired	(76,826)	(90,172)
Net cash provided by continuing operating activities	191,239	210,360

Continuing investing activities
Purchase of property and equipment	(99,074)	(107,779)
Proceeds from sale of property and equipment	10,894	3,040
Purchase of businesses, net of cash acquired	(73,924)	(331,815)
Proceeds from sale of businesses	-	18,667
Other investing activities	450	(1,862)
Net cash used in continuing investing activities	(161,654)	(419,749)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(501,701)	(1,318)
Proceeds of long-term debt, net of issuance costs	123,379	-
Net proceeds (repayment) of revolving credit lines	125,000	(2,683)
Net changes in short-term borrowings	1,570	2,831
Proceeds from stock options exercised	172	20,671
Net cash (used in) provided by continuing financing activities	(251,580)	19,501
Effect of exchange rate changes on cash and cash equivalents	5,673	16,576
Net decrease in cash and cash equivalents
from continuing activities	(216,322)	(173,312)
Net cash used by discontinued operating activities	(10,382)	(19,936)
Net cash provided (used) by discontinued investing activities	1,430	(1,341)
Net cash used by discontinued financing activities	-	-
Net cash used by discontinued operations	(8,952)	(21,277)
Net decrease in cash and cash equivalents	(225,274)	(194,589)
Cash and cash equivalents at beginning of period	537,295	671,586
Cash and cash equivalents at end of period	$312,021	$476,997

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine fiscal months ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Vishay made three acquisitions during the third quarter of 2008, as further described below. Also see Note 13.

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

2008 Acquisitions

Acquisition of Partner’s Interest in India Joint Venture

On June 30, 2008, the Company acquired its partner’s interest in a joint venture in India for approximately $9.6 million in cash, in the Company’s fiscal third quarter. Vishay previously owned 49% of this entity, which is engaged in the manufacture and distribution of transducers. The entity has been renamed Vishay Transducers India, Ltd.

As a non-controlled investment, Vishay Transducers India, Ltd. had been accounted for using the equity basis. Effective June 30, 2008, Vishay began reporting this entity as a consolidated subsidiary, included in the Passive Components segment.

The cost to acquire the partner’s 51% interest has been allocated on a pro rata basis to assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill. As a result of this transaction, the Company recorded goodwill of $3.2 million. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.

The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Acquisition of Powertron GmbH

On July 23, 2008, the Company acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. For financial reporting purposes, the results of operations for Powertron have been included in the Passive Components segment from July 23, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $9.3 million related to this acquisition. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles.

The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Acquisition of Wet Tantalum Business

On September 15, 2008, the Company acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. For financial reporting purposes, the results of operations for the wet tantalum business have been included in the Passive Components segment from September 15, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary evaluation of their fair values, the Company recorded goodwill of $18.8 million related to this acquisition. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles (see Note 3).

The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets. There can be no assurance that the estimated amounts will represent the final purchase price allocation.

Terms of the secured loan of $15 million to KEMET from Vishay include a three-year non-amortizing maturity, an interest rate of LIBOR plus four percent, and security consisting of accounts receivable. The loan receivable balance is recorded in other noncurrent assets.

2007 Acquisition of Power Control Systems Business

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.6 million, net of cash acquired. The transaction was funded using cash on-hand. The final purchase price is pending the resolution of a net working capital adjustment dispute as of the date of acquisition. Resolution of the net working capital adjustment dispute was deferred until International Rectifier could complete an internal investigation of its accounting practices. International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. Resumption of negotiations to resolve the net working capital adjustment dispute did not occur during the third quarter due to Vishay’s tender offer to acquire all outstanding shares of International Rectifier (see Note 13).

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

The main purchase agreement provides that, for a period of seven years after the closing, International Rectifier and its affiliates will not engage in the PCS business anywhere in the world, subject to certain specified product exceptions.

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

On April 9, 2007, International Rectifier announced an internal investigation of accounting irregularities. While the investigation was on-going, International Rectifier was precluded from discussing certain matters with Vishay, such as the parties’ dispute with respect to a net working capital adjustment to the acquisition purchase price and certain tax issues associated with acquired subsidiaries. These matters could have an impact on the purchase price allocation.

International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. International Rectifier has not yet provided this requested information to Vishay (see Note 13). Any future changes to the purchase price allocation related to the acquisition of the PCS business will be directly related to this information. Until such information is obtained, the purchase price allocation is still considered to be “preliminary.” There can be no assurance that the estimated amounts will represent the final purchase price allocation.

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

Financial results of discontinued operations for the fiscal quarter and nine fiscal months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net revenues	$-	$14,237	$10,995	$29,558

Loss before income taxes	$-	$(2,057)	$(38,224)	$(3,919)
Tax expense (benefit)	-	(133)	3,912	(697)
Loss from discontinued
operations, net of tax	$-	$(1,924)	$(42,136)	$(3,222)

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

The selling price for ASBU is subject to a working capital adjustment which has not been finalized.

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

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions of the PCS business and PM Group had occurred as of January 1, 2007 (in thousands, except per share amounts):

Nine fiscal months
ended
September 29, 2007
Pro forma net revenues	$2,175,554
Pro forma income from continuing
operations	$135,811
Pro forma loss from discontinued
operations	(4,069)
Pro forma net earnings	$131,742
Pro forma per share - basic:
Income from continuing operations	$0.73
Loss from discontinued operations	$(0.02)
Net earnings	$0.71
Pro forma per share - diluted:
Income from continuing operations	$0.71
Loss from discontinued operations	$(0.02)
Net earnings	$0.69

The pro forma information reflects adjustments to depreciation based on the fair value of property and equipment acquired, adjustments to amortization based on the fair value of intangible assets, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the period presented.

Had the 2008 acquisitions occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

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

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an interim impairment test was necessary as of the end of the second and third fiscal quarters of 2008.

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

Upon completion of a preliminary step two analysis, the Company recorded its best estimate of the impairment loss as of June 28, 2008, as permitted by SFAS No. 142 when an impairment indicator arises toward the end of an interim reporting period. This estimate was refined during the third quarter of 2008.

Given the further deterioration of market conditions, an additional impairment test was performed as of September 27, 2008. After completing step one of the impairment test as of September 27, 2008, the Company determined that the estimated fair value of its Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment test. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008.

As a result of these impairment tests, the Company recorded goodwill impairment charges, as follows (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	Sept. 27, 2008	Sept. 27, 2008
Semiconductors	$20,000	$570,000
Other Passives	310,917	560,917
Total	$330,917	$1,130,917

The third quarter impairment loss is based on a preliminary step two analysis prepared as of September 27, 2008, which is subject to completion in the fourth quarter of 2008. The completion of this analysis may result in the recognition of an additional impairment charge in the fourth quarter of 2008.

As a result of the analysis described above, the Company’s goodwill associated with its Other Passives and Semiconductors reporting units was recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied SFAS No. 157 to the determination of the fair value of these assets (see Note 14). However, the provisions of SFAS No. 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS No. 142 step two analysis.

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

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

The changes in the carrying amounts of goodwill by segment for the nine fiscal months ended September 27, 2008 were as follows (in thousands):

		Passive
	Semiconductors	Components	Total
Balance at December 31, 2007	$1,057,910	$618,587	$1,676,497
Goodwill acquired during the year	-	31,331	31,331
Purchase price allocation adjustments	(13,220)	-	(13,220)
Impairment charges	(570,000)	(560,917)	(1,130,917)
Currency translation adjustments	1,747	6,819	8,566
Balance at September 27, 2008	$476,437	$95,820	$572,257

As described above, Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes. Goodwill allocated to the Other Passives reporting unit at September 27, 2008 and December 31, 2007 was zero and $533,199,000, respectively. Goodwill allocated to the Measurements Group reporting unit at September 27, 2008 and December 31, 2007 was $95,820,000 and $85,389,000, respectively.

Purchase price allocation adjustments recorded in 2008 are attributable to revisions of the purchase accounting for the 2007 acquisition of the PCS business.

Prior to completing the interim assessment of goodwill for impairment during the second and third quarters of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, the Company recorded impairment charges totaling $27 million during the third quarter of 2008 related to indefinite-lived intangible assets (certain tradenames), allocated $12 million to the Passive Components segment and $15 million to the Semiconductors segment. The Company will amortize the remaining balances of these intangible assets, aggregating approximately $35.4 million, over a ten-year life.

The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

As part of this analysis, the Company determined that its Siliconix tradenames, with a carrying value of approximately $20.4 million, were not impaired and will continue to be reported as indefinite-lived intangible assets.

Other intangible assets consist of the following (in thousands):

	September 27,	December 31,
	2008	2007
Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$119,544	$115,171
Capitalized software	53,684	47,375
Customer relationships	60,312	37,169
Tradenames	40,041	4,311
Non-competition agreements	14,500	6,225
Other	2,400	2,000
	290,481	212,251
Accumulated amortization:
Patents and acquired technology	(64,664)	(55,952)
Capitalized software	(40,644)	(35,714)
Customer relationships	(10,958)	(6,876)
Tradenames	(2,066)	(970)
Non-competition agreements	(2,239)	(1,427)
Other	(2,115)	(1,000)
	(122,686)	(101,939)
Net Intangible Assets Subject to Amortization	167,795	110,312

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	82,279
	$188,154	$192,591

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

Third Quarter 2008

The Company recorded restructuring and severance costs of $6,849,000 for the third quarter of 2008. Employee termination costs were $5,819,000, covering technical, production, administrative, and support employees located in Austria, Belgium, Brazil, Germany, Hungary, Ireland, the Netherlands, Portugal, and the United States. Severance costs for the third quarter of 2008 also include executive severance (see Note 10). The Company also incurred $1,030,000 of other exit costs during the quarter, principally related to the closure of a facility in Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

Nine Fiscal Months Ended September 27, 2008

The Company recorded restructuring and severance costs of $33,960,000 for the nine fiscal months ended September 27, 2008. Employee termination costs were $30,770,000, covering technical, production, administrative, and support employees located in Austria, Belgium, Brazil, the People’s Republic of China, France, Germany, Hungary, Ireland, Korea, the Netherlands, and the United States. Severance costs for the third quarter of 2008 also include executive severance (see Note 10). The Company also incurred $3,190,000 of other exit costs, principally related to the closures of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000.

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$30,770	$3,190	$33,960	601
Utilized	(15,018)	(773)	(15,791)	(530)
Foreign currency translation	(657)	(107)	(764)	-
Balance at September 27, 2008	$15,095	$2,310	$17,405	71

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

Employee termination costs covered technical, production, administrative and support employees located in Belgium, China, France, Germany, Hungary, and the United States. Other exit costs were principally to consolidate warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs of $3,869,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. Certain of these buildings are held-for-sale and classified as “other assets”. Others are being leased to third-parties and were reduced to their fair value based on the present value of future lease receipts.

Also during the year ended December 31, 2007, the Company sold a building that had been vacated as part of its restructuring programs and recognized a gain of $3,118,000, which is recorded within selling, general, and administrative expenses.

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$15,432	$2,572	$18,004	326
Utilized	(2,553)	(2,557)	(5,110)	(209)
Foreign currency translation	356	-	356	-
Balance at December 31, 2007	$13,235	$15	$13,250	117
Utilized	(5,684)	(16)	(5,700)	(93)
Foreign currency translation	448	1	449	-
Balance at September 27, 2008	$7,999	$-	$7,999	24

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

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended September 27, 2008 and September 29, 2007 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

The vast majority of the Company’s goodwill is not deductible for income tax purposes. The Company recognized tax benefits of approximately $29.1 million and $59.1 million during the third quarter and nine fiscal months ended September 27, 2008, respectively, associated with the goodwill and indefinite-lived intangible asset impairment charges discussed in Note 3.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits.

Although the Company utilized cash and profits generated by its foreign subsidiaries to fund the repurchase transaction, at the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

During the nine fiscal months ended September 27, 2008, the liabilities for unrecognized tax benefits decreased by a net $7.6 million, due principally to the settlement of tax audits (approximately $14.7 million), partially offset by increases for tax positions taken during the period (approximately $5.4 million) and foreign currency effects (approximately $1.9 million).

Income tax expense for the nine fiscal months ended September 29, 2007, includes additional tax expense of approximately $3.3 million for changes in uncertain tax positions related to tax positions taken in prior years. Income tax expense for the third quarter and nine fiscal months ended September 29, 2007 reflects a benefit of $0.8 million, representing the effects of adjusting deferred income taxes for a tax rate decrease enacted in Germany.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 27,	December 31,
	2008	2007
Convertible subordinated notes, due 2023	$1,870	$500,000
Exchangeable unsecured notes, due 2102	105,000	105,000
Credit facility - revolving debt	125,000	-
Credit facility - term loan	125,000	-
Other debt	2,156	3,583
	359,026	608,583
Less current portion	25,488	1,346
	$333,538	$607,237

Convertible Subordinated Notes, due 2023

Holders of the Company’s 3-5/8% convertible subordinated notes had the right to require the Company to repurchase all or some of their notes at a purchase price equal to 100% of their principal amount of the notes, plus accrued and unpaid interest on August 1, 2008 (and other dates specified in the notes).

Substantially all (99.6%) of the holders of the 3-5/8% notes exercised their option to require the Company to repurchase their notes on August 1, 2008. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility described below, and $125 million from the term loan commitment described below.

The purchase price for the notes was equal to their principal amount, and accordingly, the Company did not recognize any gain or loss on the repurchase of the Notes. However, as a consequence of the extinguishment of the notes prior to their stated maturity date of 2023, in the third quarter of 2008, the Company recorded a loss on early extinguishment of debt of $13,601,000, to write-off unamortized debt issuance costs associated with the 2003 issuance of the notes.

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

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees. The amended credit facility continues to restrict the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company is in compliance with all covenants. In July 2008, the Company borrowed $125 million under the revolving credit facility for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described above). Borrowings outstanding on the revolving credit facility at September 27, 2008 bear interest at LIBOR plus 1.00%.

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

The borrowings under the new term loan commitment, based on current leverage ratios, will bear interest at LIBOR plus 2.50%.

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

Remainder of 2008	$419
2009	25,345
2010	25,047
2011	75,000
2012	125,000
Thereafter	108,215

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net earnings (loss)	$(312,867)	$35,175	$(1,079,124)	$125,886

Other comprehensive income (loss):
Foreign currency translation
adjustment	(49,449)	46,289	31,530	64,858
Unrealized gain (loss) on available
for sale securities	(130)	38	(523)	-
Pension and other postretirement
adjustments	1,316	1,588	4,330	6,507
Total other comprehensive income (loss)	(48,263)	47,915	35,337	71,365
Comprehensive income (loss)	$(361,130)	$83,090	$(1,043,787)	$197,251

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third quarters of 2008 and 2007 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 27, 2008		September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$1,035	$1,154	$1,163	$1,185
Interest cost	4,155	3,293	3,968	2,736
Expected return on plan assets	(5,220)	(651)	(5,138)	(745)
Amortization of prior service cost	(42)	-	81	-
Amortization of losses	564	867	831	1,232
Net periodic benefit cost	$492	$4,663	$905	$4,408

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2008 and September 29, 2007 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 27, 2008		September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$3,105	$3,502	$3,489	$3,512
Interest cost	12,464	9,966	11,903	8,062
Expected return on plan assets	(15,660)	(2,008)	(15,414)	(2,196)
Amortization of prior service cost	(126)	-	243	-
Amortization of losses	1,692	2,601	2,493	3,671
Net periodic benefit cost	$1,475	$14,061	$2,714	$13,049

The following table shows the components of the net periodic benefit cost for the third quarters of 2008 and 2007 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 27, 2008		September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$54	$100	$59	$116
Interest cost	275	105	286	92
Amortization of prior service cost	19	-	21	-
Amortization of transition obligation	48	-	48	-
Amortization of gains	(157)	-	(5)	-
Net periodic benefit cost	$239	$205	$409	$208

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2008 and September 29, 2007 for the Company’s other postretirement benefit plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 27, 2008		September 29, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$162	$302	$177	$341
Interest cost	825	317	858	270
Amortization of prior service cost	57	-	63	-
Amortization of transition obligation	144	-	144	-
Amortization of gains	(472)	-	(17)	-
Net periodic benefit cost	$716	$619	$1,225	$611

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

On May 28, 2008, the Company’s stockholders approved amendments to the 2007 Stock Option Program (renamed the 2007 Stock Incentive Program) (the “2007 Program”). The amended 2007 Program permits the grant of restricted stock, unrestricted stock, and restricted stock units (“RSUs”), in addition to stock options, to officers, employees, and non-employee directors.

Stock Options

Option activity under the stock option plans as of September 27, 2008 and changes in the nine fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Term (Years)
Outstanding:
December 31, 2007	4,691	$18.09
Granted	36	8.76
Exercised	(31)	5.60
Cancelled	(330)	20.91
Outstanding at September 27, 2008	4,366	$17.89	2.55

Vested and expected to vest
at September 27, 2008	4,366	$17.89	2.55
Exercisable at September 27, 2008	3,916	$18.07	2.33

The Company determines compensation cost for stock options based on the grant-date fair value of the options granted. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

The weighted average fair value of the options granted was estimated using the Black-Scholes option-pricing model, with the assumptions presented below. Options granted during the nine fiscal months ended September 27, 2008 had a weighted average fair value of $4.93, and an exercise price equal to the market value of the underlying shares of Vishay common stock on the date of grant.

2008
Grants
Expected dividend yield	0.0%
Risk-free interest rate	3.5%
Expected volatility	58.3%
Expected life (in years)	7.23

During the nine fiscal months ended September 27, 2008, 98,000 options vested and 62,000 unvested options were cancelled. At September 27, 2008, there are 450,000 unvested options outstanding, with a weighted average grant-date fair value of $9.46 per option.

During the nine fiscal months ended September 27, 2008 and September 29, 2007, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with employee stock options of $1,022,000 and $905,000, respectively. At September 27, 2008, there was approximately $2.6 million of unrecognized compensation cost related to unvested stock options.

The aggregate pretax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2008 of $6.81 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2008 would be approximately $0.2 million. This amount changes based on changes in the market value of the Company’s common stock. The total intrinsic value of options exercised during the nine fiscal months ended September 27, 2008 was approximately $0.2 million.

Phantom Stock Plan

On both January 2, 2008 and January 3, 2007, the Company granted 25,000 phantom stock units pursuant to employment agreements between the Company and certain executives. In the first quarter of 2008 and 2007, the Company recognized compensation expense of $286,000 and $344,000, respectively, equal to the market value of the underlying stock on the date of grant.

Restricted Stock Units

In May 2008, 480,000 RSUs were granted to certain officers and directors. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The RSUs granted in May 2008 were scheduled to vest as follows:

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

RSUs granted to an officer were cancelled during the third quarter of 2008 (see Note 10).

RSU activity for the period ended September 27, 2008 is presented below (number of RSUs in thousands):

			Weighted
		Grant	Average
	Number	date	Remaining
	of	fair value	Vesting
	RSUs	per unit	Period (Years)
Outstanding:
Granted	480	$9.88
Vested	(76)
Cancelled	(51)
Outstanding at September 27, 2008	353		2.46

Expected to vest at September 27, 2008	213		1.99

The Company determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over vesting period for those RSUs expected to vest. During the nine fiscal months ended September 27, 2008, the Company recorded pretax compensation expense (within selling, general, and administrative expenses) associated with RSUs of $1,163,000. At September 27, 2008, there was approximately $3.1 million of unrecognized compensation cost related to unvested RSUs, including approximately $1.2 million of unrecognized compensation cost for RSUs for which the achievement of performance-based vesting criteria is not probable.

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

In January 2008, Siliconix reached an agreement in principle to revise the 2004 agreement to more accurately reflect market demand. Based on the penalties paid in 2007 and the agreement in principle, during the fourth quarter of 2007, the Company recorded a write-off of the balance of the prepayment amount of $16,393,000, and accrued an additional $2,500,000 based on its best estimate of additional contract termination charges related to the original agreement.

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

Executive Employment Agreements

The Company has employment agreements with certain of its executives. With the exception of the employment arrangement with Dr. Felix Zandman, Executive Chairman and founder of the Company, the executive employment agreements contain severance provisions providing generally for 3 years of compensation in the case of a termination without cause or a voluntary termination by the executive for “good reason” as defined in the employment agreement. Specifically, severance items include:

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

On July 30, 2008, the Board of Directors was notified that Richard N. Grubb, the Company’s Chief Financial Officer, would be stepping down for “good reason” effective September 1, 2008, in connection with a change in the corporate finance and accounting function of the Company. The Company recorded severance charges associated with Mr. Grubb’s termination during the third quarter of 2008. These costs are reported in “restructuring and severance costs” on the consolidated condensed statements of operations.

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

The Company evaluates business segment performance based upon operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as goodwill impairment, restructuring and severance, asset write-downs, inventory write-downs, losses on purchase commitments, contract termination charges, charges for in-process research and development, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business segment. The following table sets forth business segment information for the fiscal quarters and nine fiscal months ended September 27, 2008 and September 29, 2007 (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net revenues:
Semiconductors
Product sales	$391,748	$398,476	$1,185,075	$1,097,826
Royalty revenues	1,186	2,491	3,082	5,761
Total Semiconductors	392,934	400,967	1,188,157	1,103,587
Passive Components
Product sales	346,158	328,649	1,058,612	1,000,082
Total Passive Components	346,158	328,649	1,058,612	1,000,082
	$739,092	$729,616	$2,246,769	$2,103,669

Segment operating income:
Semiconductors	$33,187	$46,066	$107,911	$130,184
Passive Components	20,705	22,968	74,528	89,023
Corporate	(7,235)	(4,820)	(23,684)	(20,649)
Restructuring and severance costs	(6,849)	(9,920)	(33,960)	(13,186)
Asset write-downs	-	-	(4,195)	(2,665)
Impairment of goodwill and intangibles	(357,917)	-	(1,157,917)	-
Terminated tender offer expenses	(4,000)	-	(4,000)	-
Consolidated operating income (loss)	$(322,109)	$54,294	$(1,041,317)	$182,707

Restructuring and severance costs:
Semiconductors	$1,085	$343	$5,287	$1,179
Passive Components	5,764	9,577	28,673	12,007
	$6,849	$9,920	$33,960	$13,186

Asset write-downs:
Semiconductors	$-	$-	$-	$2,665
Passive Components	-	-	4,195	-
	$-	$-	$4,195	$2,665

Impairment of goodwill and intangibles:
Semiconductors	$35,000	$-	$585,000	$-
Passive Components	322,917	-	572,917	-
	$357,917	$-	$1,157,917	$-

The goodwill and indefinite-lived intangible asset impairment charges (see Note 3) and the repurchase of the convertible subordinated notes (see Note 6) result in a material change in the total assets by segment from the amount disclosed in the Company’s last annual report.

Total assets by segment are as follows (in thousands):

	September 27,	December 31,
	2008	2007
Semiconductors	$1,912,893	$2,693,668
Passive Components	1,707,209	2,209,724
Corporate	42,955	91,843
	$3,663,057	$4,995,235

Corporate assets include corporate cash, property and equipment, and certain other assets.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except earnings (loss) per share):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(312,867)	$37,099	$(1,036,988)	$129,108
Loss from discontinued operations	-	(1,924)	(42,136)	(3,222)
Net earnings (loss)	$(312,867)	$35,175	$(1,079,124)	$125,886

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	915	-	5,832

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(312,867)	$38,014	$(1,036,988)	$134,940
Loss from discontinued operations	-	(1,924)	(42,136)	(3,222)
Net earnings (loss)	$(312,867)	$36,090	$(1,079,124)	$131,718

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,425	186,335	186,380	185,408

Effect of dilutive securities:
Convertible and exchangeable notes	-	6,176	-	14,009
Employee stock options	-	162	-	539
Other	-	106	-	106
Dilutive potential common shares	-	6,444	-	14,654

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,425	192,779	186,380	200,062

Basic earnings (loss) per share:*
Continuing operations	$(1.68)	$0.20	$(5.56)	$0.70
Discontinued operations	$-	$(0.01)	$(0.23)	$(0.02)
Net earnings (loss)	$(1.68)	$0.19	$(5.79)	$0.68

Diluted earnings (loss) per share:*
Continuing operations	$(1.68)	$0.20	$(5.56)	$0.67
Discontinued operations	$-	$(0.01)	$(0.23)	$(0.02)
Net earnings (loss)	$(1.68)	$0.19	$(5.79)	$0.66

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	8,545	23,496	18,512	15,664
Exchangeable Unsecured Notes, due 2102	6,176	-	6,176	-
Weighted average employee stock options	4,416	4,289	4,461	3,627
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	518	-	307	-

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Convertible Subordinated Notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of September 27, 2008, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always considered these notes in its diluted earnings per share computation during periods in which they are dilutive. (As described in Note 6, substantially all of these notes were repurchased on August 1, 2008.)

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

Note 13 – International Rectifier Tender Offer

On August 15, 2008, Vishay announced that it made a non-binding proposal to the International Rectifier Corporation Board of Directors to acquire all the outstanding shares of International Rectifier common stock for $21.22 per share in cash.

On August 29, 2008, International Rectifier announced that its board of directors had rejected Vishay’s acquisition proposal.

On September 10, 2008, Vishay announced that it had increased the price of its all-cash proposal to acquire all of the outstanding shares of International Rectifier common stock to $23.00 per share and that Vishay intended to commence a tender offer to purchase all of the outstanding shares of International Rectifier for $23.00.

Also on September 10, 2008, Vishay delivered a notice to International Rectifier indicating Vishay’s intent to nominate three independent directors for election to the International Rectifier Board at International Rectifier’s delayed 2007 annual shareholders meeting, and to propose certain amendments to International Rectifier’s Amended and Restated Bylaws to ensure, among other things, that International Rectifier would be required to hold the 2008 annual meeting and election of Class Two directors prior to the end of 2008.

In addition, on September 10, 2008, Vishay filed a complaint in the Court of Chancery of the State of Delaware naming as defendants International Rectifier and its eight directors. The complaint sought an order directing International Rectifier to hold its delayed 2007 annual meeting on October 10, 2008, as then-currently scheduled, and to hold its 2008 annual meeting not later than December 21, 2008, among other relief.

On September 29, 2008, Vishay filed its definitive proxy statement in connection with International Rectifier’s 2007 annual meeting and commenced a tender offer to purchase all outstanding shares of International Rectifier for $23.00 per share in cash.

On October 10, 2008, International Rectifier held its delayed 2007 annual meeting of stockholders. At that meeting, a plurality of shares voted favored International Rectifier’s slate of three directors to Vishay’s nominees. On October 13, 2008, Vishay announced that it had terminated its offer to acquire all shares of International Rectifier and dismissed its complaint against International Rectifier and its eight directors.

Vishay incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the accompanying consolidated condensed statements of operations.

Note 14 – New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Semiconductors and passive electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, military/aerospace, and medical industries.

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

Net revenues for the fiscal quarter ended September 27, 2008 were $739.1 million, compared to $729.6 million for the fiscal quarter ended September 29, 2007.

Vishay reported a loss from continuing operations in the third quarter of 2008 of $312.9 million, or $1.68 per share. The loss includes noncash goodwill and indefinite-lived intangible asset impairment charges, totaling $357.9 million ($328.8 million, net of tax). The amount of the impairment charge is based on a preliminary analysis and may be adjusted in the fourth quarter.

The third quarter 2008 results also include a pretax charge for restructuring and severance costs of $6.8 million, a loss on early extinguishment of debt of $13.6 million, and $4.0 million of costs associated with Vishay’s terminated tender offer for all outstanding shares of International Rectifier. On an after tax basis, these items and the impairment charges had a negative $1.86 per share effect on earnings (loss) from continuing operations.

Income from continuing operations for the fiscal quarter ended September 29, 2007 was $37.1 million, or $0.20 per diluted share. Income from continuing operations for the fiscal quarter ended September 29, 2007 was impacted by pretax charges for restructuring and severance costs of $9.9 million. Additionally, reported income tax expense is net of benefits totaling $0.9 million for changes in uncertain tax positions and a change in enacted tax rates. These items, net, had a negative $0.05 per share effect on income from continuing operations.

Net revenues for the nine fiscal months ended September 27, 2008 were $2,246.8 million, compared to $2,103.7 million for the nine fiscal months ended September 29, 2007. The loss from continuing operations for the nine fiscal months ended September 27, 2008 was $1,037.0 million or $5.56 per share, compared to income from continuing operations of $129.1 million or $0.67 per diluted share for the nine fiscal months ended September 29, 2007.

The loss from continuing operations for the nine fiscal months ended September 27, 2008 was impacted by pretax charges for goodwill and indefinite-lived asset impairments of $1,157.9 million, restructuring and severance costs of $34.0 million, related asset write-downs of $4.2 million, a loss on early extinguishment of debt of $13.6 million, $4.0 million of costs associated with Vishay’s terminated tender offer for all outstanding shares of International Rectifier, and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. Including the tax effects of the pretax charges, these items had a negative $6.15 per share effect on earnings (loss) from continuing operations.

Income from continuing operations for the nine fiscal months ended September 29, 2007 was impacted by pretax charges for restructuring and severance costs of $13.2 million and related asset write-downs of $2.7 million. These items and their tax-related consequences, plus additional tax expense for changes in uncertain tax positions net of benefits for a change in enacted tax rates totaling $2.5 million, had a negative $0.09 per share effect on income from continuing operations.

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. The operations of ASBU have been classified as discontinued operations. Including the loss from discontinued operations, the net loss for the fiscal quarter and nine fiscal months ended September 27, 2008 was $312.9 million and $1,079.1 million, respectively, compared to net earnings of $35.2 million and $125.9 million, respectively, for the comparable prior year periods.

During the third quarter of 2008, the electronics industry abruptly experienced the impact of the present macro economic turbulences. Despite results that were below our expectations, we continued to generate strong cash flows. We remain confident for the long-term prospects of our businesses, although we expect further deterioration of market conditions in the short-term.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third quarter of 2007 through the third quarter of 2008 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2007	2007	2008	2008	2008
Net revenues	$729,616	$729,597	$733,313	$774,364	$739,092

Gross profit margin	24.0%	22.9%	23.5%	23.2%	21.6%

End-of-period backlog	$678,300	$646,700	$696,700	$695,900	$619,000

Book-to-bill ratio	0.98	0.96	1.04	1.00	0.92

Inventory turnover	3.62	3.76	3.74	3.89	3.85

Change in ASP vs. prior quarter	-1.3%	-1.2%	-0.4%	-0.9%	-1.4%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues for the third quarter of 2008 were below our expectations. During the quarter, we experienced a substantial slow down in our order-rate, which has continued into fourth quarter. Gross profit margin decreased, principally due to lower volume and decreases in ASPs, particularly in our Semiconductors segment businesses. The book-to-bill ratio decreased to 0.92 from 1.00 in the second quarter of 2008. Orders were particularly weak for Semiconductor segment products from Asian distributors. For the third quarter of 2008, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 0.88 and 0.95, respectively, versus ratios of 1.01 and 1.00, respectively, during the second quarter of 2008. We remain confident for the long-term prospects of the electronics industry, but it is difficult in the current environment to make precise short term projections. We expect revenues between $640 million and $670 million for the fourth quarter of 2008, at flat gross margins. The expected revenues have been negatively impacted by the strengthening of the U.S. dollar compared to other currencies, principally the Euro.

We have continued to see relatively modest pricing pressure in 2008, continuing the trend experienced in 2006 and 2007, although we have experienced accelerating price declines for our Semiconductors segment products, and expect increasing pricing pressure for the remainder of the year.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2007 through the third quarter of 2008 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2007	2007	2008	2008	2008
Semiconductors

Net revenues	$400,967	$386,013	$387,780	$407,443	$392,934

Book-to-bill ratio	0.95	0.94	1.03	1.01	0.85

Gross profit margin	23.3%	22.5%	22.9%	22.5%	21.8%

Passive Components

Net revenues	$328,649	$343,584	$345,533	$366,921	$346,158

Book-to-bill ratio	1.02	0.99	1.05	0.99	0.98

Gross profit margin	24.9%	23.3%	24.3%	24.1%	21.4%

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

During the third quarter of 2008, Vishay made three acquisitions. On June 30, 2008, Vishay acquired its partner’s 51% interest in a transducer manufacturing joint venture in India for approximately $9.6 million. On July 23, 2008, Vishay acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. On September 15, 2008, Vishay acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. Terms of the secured loan of $15 million to KEMET from Vishay include a three-year non-amortizing maturity, an interest rate of LIBOR plus four percent, and security consisting of accounts receivable.

As further described in Note 13 to our consolidated condensed financial statements, during the third quarter, Vishay made an unsolicited offer to acquire all outstanding shares of International Rectifier. This tender offer was terminated on October 13, 2008. Vishay incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the consolidated condensed statements of operations.

In April 2007, Vishay acquired the PCS business of International Rectifier. On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) it had acquired as part of the acquisition of the PCS business. During the first quarter of 2008, we recorded an impairment charge of $32.3 million to reduce the carrying value of the net assets of ASBU to the selling price.

Vishay has notified International Rectifier of damage claims concerning forecasts provided to Vishay regarding ASBU in advance of the PCS business acquisition that Vishay believes International Rectifier knew to be unsupportable. Vishay has also notified International Rectifier of certain other claims that it has regarding the sale of the PCS business to Vishay. International Rectifier has stated that it does not believe that Vishay’s claims have merit and that it intends to vigorously defend its position.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

One way we have reduced costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 75.6% at the end of the third quarter of 2008, compared to 74.0% at the end of 2007, 74.2% at the end of 2006, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

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

In light of the current uncertain market conditions, we expanded our restructuring programs in 2008 to further reduce costs. Most of the costs related to our anticipated 2008 restructuring projects were recorded in the first quarter of 2008. These projects include the transfer of production of resistor products from Brazil to India and Czech Republic and the transfer of certain processes in Belgium and the United States to third party subcontractors. We also announced our intention to transfer production from the Netherlands and the United States to Israel later in 2008. We expect to continue to incur restructuring expenses to reduce our fixed costs, particularly in light of the current economic environment. We expect the restructuring projects anticipated for 2008 (including those projects initiated in the nine fiscal months ended September 27, 2008) will generate approximately $25 million of annual cost savings, of which approximately 60% of the savings would reduce costs of products sold, and approximately 40% of the savings would result in reduced selling, general, and administrative costs. We began to realize some of these savings in the third quarter of 2008.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. With the general weakening of the U.S. dollar over the past year, this translation of these subsidiaries’ financial statements into U.S. dollars has resulted in a significant increase in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. As the U.S. dollar modestly strengthened in the third quarter, we saw a moderate decrease in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. See Note 7 to our consolidated condensed financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. As a result of the general weakening of the U.S. dollar versus several foreign currencies, the translation of foreign currency revenues and expenses into U.S. dollars has significantly increased reported revenues and expenses during the nine fiscal months ended September 27, 2008. Expected general strengthening of the U.S. dollar during the fourth quarter of 2008, as experienced in October, is expected to reduce the U.S. dollar equivalent of revenues generated and expenses incurred in foreign currencies, particularly the Euro.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the nine fiscal months ended September 27, 2008 have been significantly increased by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel.

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

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using a comparable companies market multiple approach. The comparable companies utilized in our evaluation are generally the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K. We also utilized other valuation techniques, including a discounted cash flow analysis, to evaluate the reasonableness of the fair value determined using the market multiple approach.

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

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an interim impairment test was necessary as of the end of the second and third fiscal quarters of 2008.

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

Upon completion of a preliminary step two analysis, we recorded our best estimate of the impairment loss as of June 28, 2008, which was refined during the third quarter of 2008.

Given the further deterioration of market conditions, an additional impairment test was performed as of September 27, 2008. After completing step one of the impairment test as of September 27, 2008, we determined that the estimated fair value of our Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment test. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008.

As a result of these impairment tests, we recorded goodwill impairment charges aggregating $1,130.9 million.

The third quarter impairment loss is based on a preliminary step two analysis prepared as of September 27, 2008, which is subject to completion in the fourth quarter of 2008. The completion of this analysis may result in the recognition of an additional impairment charge in the fourth quarter of 2008.

As a result of the analysis described above, the goodwill associated with our Other Passives and Semiconductors reporting units was recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, we have not applied SFAS No. 157 to the determination of the fair value of these assets (see Note 14 to our consolidated condensed financial statements included in Part I, Item 1). However, the provisions of SFAS No. 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS No. 142 step two analysis.

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

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. In addition, changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

As a result of the decision to close our facility in Brazil, we completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and definite-lived intangible assets were impaired. We recorded fixed asset write-downs of $3.4 million and intangible asset write-downs of $0.8 million.

Prior to completing the interim assessment of goodwill for impairment during the second quarter of 2008, we performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, we recorded indefinite-lived intangible asset impairment charges totaling $27 million during the third quarter of 2008.

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

Results of Operations

Statement of operations captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Cost of products sold	78.4%	76.0%	77.2%	74.9%
Gross profit	21.6%	24.0%	22.8%	25.1%
Selling, general & administrative expenses	15.3%	15.2%	15.7%	15.7%
Operating income (loss)	-43.6%	7.4%	-46.3%	8.7%
Income (loss) from continuing operations
before taxes and minority interest	-45.2%	6.7%	-47.2%	8.2%
Income (loss) from continuing operations	-42.3%	5.1%	-46.2%	6.1%
Net earnings (loss)	-42.3%	4.8%	-48.0%	6.0%
________
Effective tax rate	6.3%	23.6%	2.4%	24.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net revenues	$739,092	$729,616	$2,246,769	$2,103,669
Change versus comparable prior year period	$9,476		$143,100
Percentage change versus
comparable prior year period	1.3%		6.8%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	1.6%	2.5%
Decrease in average selling prices	-3.4%	-3.1%
Foreign currency effects	3.1%	4.3%
Acquisitions	0.2%	3.3%
Other	-0.2%	-0.2%
Net change	1.3%	6.8%

During the third quarter of 2008, we have experienced a substantial slow down in our order rate. While sales volume is higher for both the third quarter and fiscal nine months ended September 27, 2008, this is in part due to sales from our backlog. The markets for our products, which had been relatively healthy through most of 2008, began to be impacted by the economic downturn in September of 2008. The automotive industry seems most heavily impacted, and sales of products for end-uses in the computer, mobile phone, and consumer industries were below seasonal expectations. Sales of products for end-uses in the industrial and military/aerospace industries continued to be stable. The overall increase in net revenues for the nine fiscal months ended September 27, 2008 was principally driven by acquisitions and foreign currency effects. The weakening U.S. dollar effectively increased the amount reported for revenues during the third quarter and nine fiscal months ended September 27, 2008 versus the comparable prior year periods.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $60 million and $61 million for the nine fiscal months ended September 27, 2008 and September 29, 2007, respectively, or 2.6% and 2.8% of gross sales, respectively. Actual credits issued under the programs during the nine fiscal months ended September 27, 2008 and September 29, 2007, were $57 million and $58 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. We continue to seek to expand our royalty streams. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $3.1 million and $5.8 million for the nine fiscal months ended September 27, 2008 and September 29, 2007, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended September 27, 2008 were 21.6% and 22.8%, respectively, versus 24.0% and 25.1%, respectively, for the comparable prior year periods. These decreases in gross profit margin reflect lower average selling prices, negative foreign currency effects, generally higher precious metals and raw materials costs, and a less favorable product mix. When compared to the nine fiscal months ended September 29, 2007, gross profit margin for the nine fiscal months ended September 27, 2008 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net revenues	$392,934	$400,967	$1,188,157	$1,103,587
Change versus comparable prior year period	$(8,033)		$84,570
Percentage change versus
comparable prior year period	-2.0%		7.7%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	1.2%	4.5%
Decrease in average selling prices	-5.3%	-4.9%
Foreign currency effects	2.3%	3.2%
Acquisitions	0.0%	5.4%
Other	-0.2%	-0.5%
Net change	-2.0%	7.7%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Gross margin percentage	21.8%	23.3%	22.4%	24.2%

The decrease in gross margin percentages for the third quarter and nine fiscal months ended September 27, 2008 versus the comparable prior year periods reflects accelerated average selling price decline and generally higher precious metals and raw materials costs. When compared to the nine fiscal months ended September 29, 2007, gross profit margin for the nine fiscal months ended September 27, 2008 was also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net revenues	$346,158	$328,649	$1,058,612	$1,000,082
Change versus comparable prior year period	$17,509		$58,530
Percentage change versus
comparable prior year period	5.3%		5.9%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase (decrease) in volume	2.0%	0.5%
Decrease in average selling prices	-1.2%	-1.2%
Foreign currency effects	4.0%	5.5%
Acquisitions	0.5%	1.0%
Other	0.0%	0.1%
Net change	5.3%	5.9%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Gross margin percentage	21.4%	24.9%	23.2%	26.1%

The decrease in gross margin percentage for the third quarter and nine fiscal months ended September 27, 2008 versus the comparable prior year period largely reflects negative foreign currency effects, principally from changes in the Israeli shekel, Chinese renminbi, and Czech koruna, which more than offset cost reduction initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses in 2008 have increased versus 2007 largely due to increased sales. SG&A expenses for the third quarter and nine fiscal months ended September 27, 2008 were 15.3% and 15.7%, respectively, of net revenues, versus 15.2% and 15.7% for the comparable prior year periods. Amortization of intangible assets, included in SG&A expenses, was $5.2 million and $14.9 million for the quarter and nine fiscal months ended September 27, 2008, respectively, versus $4.3 million and $12.1 million, respectively, for the comparable prior year periods. This increase in amortization expense is principally due to the acquisition of the PCS business, and to a lesser extent, PM Group. The nine fiscal months ended September 27, 2008 also includes higher legal costs attributable to a patent infringement case. A weaker U.S. dollar and increases in salaries and wages versus the prior year also contributed to the increased level of SG&A costs. Also, SG&A expense for the quarter and nine fiscal months ended September 27, 2008 are net of gains on sales of assets totaling $2.5 million and $3.2 million, respectively, compared to a gain (loss) on sales of assets of $(0.6) million and $0.7 million for the comparable prior year periods.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the nine fiscal months ended September 27, 2008, recording restructuring and severance costs of $34.0 million, and related asset write-downs of $4.2 million. We expect to continue to incur restructuring expenses to reduce our fixed costs, particularly in light of the current economic environment, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 4 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter and nine fiscal months ended September 27, 2008 decreased by $2.6 million and $4.5 million versus the comparable prior year periods. These decreases are primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	Sept. 27, 2008	Sept. 29, 2007	Change
Foreign exchange (loss) gain	$4,131	$(2,546)	$6,677
Interest income	2,426	3,887	(1,461)
Dividend income	-	148	(148)
Other	296	790	(494)
	$6,853	$2,279	$4,574

	Nine fiscal months ended
	Sept. 27, 2008	Sept. 29, 2007	Change
Foreign exchange loss	$(2,456)	$(2,790)	$334
Interest income	10,642	14,230	(3,588)
Dividend income	92	368	(276)
Incentive from Chinese government	800	-	800
Other	2,250	384	1,866
	$11,328	$12,192	$(864)

Income Taxes

The effective tax rate, based on income from continuing operations before income taxes and minority interest, for the quarter and nine fiscal months ended September 27, 2008 was 6.3% and 2.4%, respectively, compared to 23.6% and 24.7%, respectively, for the comparable prior year periods.

The relatively low effective tax rates for the quarter and nine fiscal months ended September 27, 2008 are principally attributable to the goodwill and indefinite-lived intangible asset impairment charges recorded in the second and third quarters. The vast majority of our goodwill is not deductible for income tax purposes. We recognized tax benefits of $29.1 million and $59.1 million during the third quarter and nine fiscal months ended September 27, 2008, respectively, associated with the goodwill and indefinite-lived intangible asset impairment charges.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the third quarter of 2008, after the utilization of net operating losses and tax credits.

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

During the nine fiscal months ended September 27, 2008, the liabilities for unrecognized tax benefits decreased by a net $7.6 million, due principally to the settlement of tax audits (approximately $14.7 million), partially offset by increases for tax positions taken during the period (approximately $5.4 million) and foreign currency effects (approximately $1.9 million).

Income tax expense for the nine fiscal months ended September 29, 2007, includes additional tax expense of approximately $3.3 million for changes in uncertain tax positions related to tax positions taken in prior years. Income tax expense for the third quarter and nine fiscal months ended September 29, 2007 reflects a benefit of $0.8 million, representing the effects of adjusting deferred income taxes for a tax rate decrease enacted in Germany.

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

The following table summarizes the components of net debt at September 27, 2008 and December 31, 2007 (in thousands):

	Sept. 27,	December 31,
	2008	2007
Convertible subordinated notes, due 2023	$1,870	$500,000
Exchangeable unsecured notes, due 2102	105,000	105,000
Credit facility - revolving debt	125,000	-
Credit facility - term loan	125,000	-
Other debt	2,156	3,583
Total debt	359,026	608,583

Cash	312,021	537,295

Net debt	$47,005	$71,288

Measurements such as “net debt” do not have a uniform definition and are not recognized in accordance with generally accepted accounting principles (“GAAP”). Such measures should not be viewed as an alternative to GAAP measures of performance or liquidity. However, management believes that an analysis of net debt assists investors in understanding aspects of our cash and debt management. This measure, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

The early extinguishment of the notes will have a negligible impact on future net interest expense, as both interest expense and interest income will decrease.

We repatriated approximately $250 million of cash from our foreign subsidiaries in order to meet the obligation to repurchase the convertible subordinated notes due 2023 pursuant to the option of the holders on August 1, 2008. Substantially all of the September 27, 2008 cash and cash equivalents balance was held by our non-U.S. subsidiaries. Although we utilized cash and profits generated by our foreign subsidiaries to fund the repurchase transaction, at the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Our financial condition as of September 27, 2008 continued to be strong, with a current ratio (current assets to current liabilities) of 2.6 to 1, as compared to 2.9 to 1 as of December 31, 2007. The change in this ratio is principally due to a decrease in cash subsequent to the repurchase of the convertible subordinated notes on August 1, 2008 and increases in current maturities of debt due to the financing of a portion of that repurchase using the term loan described in Note 6 to our consolidated condensed financial statements. Our ratio of total debt to stockholders’ equity was 0.16 to 1 at September 27, 2008, as compared to 0.18 to 1 as of December 31, 2007. The change in this ratio reflects both the reduction of debt subsequent to the repurchase of the convertible subordinated notes and also the reduction of equity resulting from to the noncash goodwill and indefinite-lived intangible asset impairment charges recorded during the second and third quarters of 2008.

Cash flows provided by continuing operating activities were $191.2 million for the nine fiscal months ended September 27, 2008, as compared to cash flows provided by operations of $210.4 million for the comparable prior year period. This decrease is principally due to less favorable operating results (adjusted for noncash expenses and charges), partially offset by smaller changes in net working capital during the nine fiscal months ended September 27, 2008 versus the comparable prior year period.

Cash used by discontinued operating activities of $10.4 million for the nine fiscal months ended September 27, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued investing activities reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems.

Cash paid for property and equipment for the nine fiscal months ended September 27, 2008 was $99.1 million, as compared to $107.8 million for the fiscal quarter ended September 29, 2007. Our total capital expenditures are projected to be between $150 million and $160 million for the full year 2008, principally to expand capacity in the Semiconductors businesses.

Cash paid for acquisitions for the nine fiscal months ended September 27, 2008 totaled $73.9 million for the acquisitions of our partner’s 51% interest in a transducer manufacturing joint venture, Powertron GmbH, and the KEMET wet tantalum business. This amount also includes a $15 million loan extended to KEMET as part of the wet tantalum business acquisition. Cash paid for acquisitions for the nine fiscal months ended September 29, 2007 was $331.8 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.7 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012. As more fully described in Note 6 to the consolidated condensed financial statements, we entered into an amendment to this credit facility to also provide a term loan commitment up to $125 million. This term loan commitment was drawn in July 2008 to fund a portion of the repurchase of the convertible subordinated notes and remains outstanding at September 27, 2008. We also utilized $125 million of our revolving credit facility to fund a portion of the repurchase of the convertible subordinated notes, which also remains outstanding at September 27, 2008. At December 31, 2007, there were no amounts outstanding under the credit facility.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. The credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial ratios. We were in compliance with all covenants at September 27, 2008.

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

As described above, we have utilized the credit facility, including the new term loan commitment, to repurchase the convertible subordinated notes in August 2008. The timing and location of scheduled payments have also required us to draw on our revolving credit facilities from time to time over the past year. While the timing and location of scheduled payments for certain liabilities will require us to draw additional amounts on our credit facility from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, and to fund our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Economic Outlook and Impact on Operations and Future Financial Results

A worldwide financial crisis became more pronounced and intensified significantly in September and October 2008. This has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies.

We believe that Vishay has adequate financial resources to weather a short-term recession, and we remain confident for the long-term prospects for the electronics industry. However, the factors driving the current economic crisis are different than in previous recessions, and as a result, there is limited historical experience available to guide our business strategy.

The worldwide financial crisis will have direct and indirect impacts on our business operations and the amounts reported in our consolidated financial statements. Many of these impacts are related to inherent risks of our business, as more fully described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. Specifically, these impacts could include, but are not limited to, the following:

Orders, Revenues, and Margins

A decline in product demand on a global basis could result in order cancellations and deferrals, lower total revenues, and lower average selling prices. Our customers may cancel orders if business is weak and their inventories are excessive. The prospect of a slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations.

Declines in demand are driven by market conditions in the end-use markets for our products. Changes in the demand mix, needed technologies, and these end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand. This may result in a material increase in excess or obsolete inventory and excess capacity, which will reduce gross margins.

Prices of Raw Materials

The prices of certain raw materials used in our products, particularly precious metals, are highly volatile. For example, palladium, a metal used to produce certain capacitors, has fluctuated in a range from $168 to $588 per troy ounce during 2008. From time-to-time, we enter into purchase commitments to acquire these materials at fixed prices. For periods when the prices of these materials are declining, we may be required to record losses on adverse purchase commitments or write down our inventory carrying costs for these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost or committed purchase price, this write-down could have a material adverse effect on our net earnings. For periods when the prices of these materials are increasing, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which these materials are used.

Collectibility of Accounts Receivable

Due to Vishay’s large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. However, further deterioration of economic conditions could result in customers defaulting on payment or delaying payment, which could have a material impact on our cash flows and results of operations.

Acquisitions

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. Our ability to identify suitable acquisition targets and to successfully negotiate their acquisition may be limited. Furthermore, our ability to finance the acquisition of suitable targets may be limited, particularly in light of the current credit crisis.

Access to Capital Markets

We presently have a revolving credit facility with approximately $125 million of unused borrowing capacity. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If Vishay were to require additional capital, either to sustain normal operations or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

Interest Rates

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility and our exchangeable notes due 2102 bear interest at variable rates based on LIBOR. LIBOR has increased from approximately 2.8% at the end of June 2008 to 4.1% at the end of September 2008, and has fluctuated between 3.3% and 4.6% during October 2008. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash balances. However, their can be no assurance that the interest rate earned on cash balances will move in tandem with the interest rate paid on our variable-rate debt.

Impairment of Goodwill and Long-Lived Assets

During 2008, we have recorded material impairment charges to reduce the carrying value of our goodwill, certain intangible assets, and certain property and equipment. These impairments are generally measured based on expected future cash flows. A material decline in market conditions could require us to assess whether or not our assets are further impaired, and may require additional, material impairment charges.

Capital Expenditures

To preserve cash, we might defer capital expenditures. This could limit our new product introductions or our ability to meet customer demands. When the economy rebounds, we may experience intense demand for our products. During such future periods, we may not have adequate manufacturing capacity, or we may have difficulty expanding our manufacturing capacity, to satisfy future demand.

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates. The expected long-term rate of return on plan assets (for funded plans) and the discount rate at which obligations could effectively be settled are two critical assumptions in measuring the cost and benefit obligations of our pension and other postretirement benefit plans.

The expected return on plan assets is incorporated into the computation of pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset losses (gains) affects the calculated value of plan assets and, ultimately, future pension expense (income).

Events in financial markets have led to declines in the fair value of investment securities held by our pension plans. In addition, negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

Restructuring

Due to the recessionary pressures, we may be required to restructure our operations to reduce our cost structure and to remain competitive. In such restructuring programs, we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. During this process, we may experience under-utilization of certain plants in high-labor-cost regions and capacity constraints in plants located in low-labor-cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of lay-offs or termination of our employees in high-labor-cost countries.

Income Taxes

We have recorded deferred tax assets representing future tax benefits, but may not be able to generate sufficient income to realize these future tax benefits in certain jurisdictions. A sustained decline in economic conditions could affect the ultimate realizability of these deferred tax assets.

Foreign Currency

Foreign currency exchange rates have fluctuated significantly over the past year. We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. See also “Foreign Currency Translation” above for additional discussion and analysis of the effects of foreign currency.

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

Long-term Debt and Interest Payments on Long-term Debt

On August 1, 2008, Vishay repurchased substantially all of the convertible subordinated notes due 2023 for an aggregate purchase price of $498.1 million. The purchase price was paid in cash and funded from $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility, and $125 million from the term loan commitment.

Based on the debt outstanding at September 27, 2008, future maturities of long-term debt and related interest payments are estimated as follows (in thousands):

	Debt	Interest
Remainder of 2008	$419	4,872
2009	25,345	18,253
2010	25,047	17,433
2011	75,000	16,614
2012	125,000	8,918
Thereafter	108,215	383,706

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102. Various factors could have a material effect on the amount of future interest payments. These factors include the facts that $105 million of our debt is exchangeable for common stock (although the exchange ratio is based on a stock price which is substantially higher than the current market price), and that the variable-rate debt included in the table above are based on the rate prevailing at September 27, 2008. Commitments for interest payments on long-term debt also include commitment fess under our revolving credit facility, which expires in April 2012.

Recent Accounting Pronouncements

As more fully described in Note 14 to our consolidated condensed financial statements, several new accounting pronouncements became effective in 2008 or will become effective in future periods.

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

The adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) on January 1, 2009 will require retroactive restatement of interest expense for the years ended December 31, 2007 and 2008. For Vishay, this would represent imputed interest expense related to the convertible subordinated notes due 2023, which were substantially all repurchased in August 2008. The impact of FSP APB 14-1 on the remaining outstanding convertible notes is expected to be immaterial to future periods. Vishay will report an increase in interest expense associated with these notes for the full year of 2007 and the first three quarters of 2008. We are presently evaluating the quantitative impact of adoption of the FSP.

Except as described above, the adoption of the new standards described in Note 14 to our consolidated condensed financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

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

We are exposed to changes in interest rates on our credit facility. At December 31, 2007, there were no amounts outstanding under the credit facility. At September 27, 2008, we had $125 million outstanding under the revolving credit facility and $125 million outstanding under the term loan facility, due to the repurchase of the convertible subordinated notes. Cash utilized under the revolving credit facility for the repurchase of the convertible subordinated notes bears interest at LIBOR plus 1.00%, and cash utilized under the term loan commitment for the repurchase of the convertible subordinated notes bears interest at LIBOR plus 2.50%.

At September 27, 2008 and December 31, 2007, we had cash totaling $312.0 million and $537.3 million, respectively. Our cash balance was reduced by approximately $250 million by the repurchase of the convertible subordinated notes in August 2008.

We are also exposed to interest rate changes with respect to our variable rate exchangeable notes, which bear interest at LIBOR, reset quarterly. The aggregate principal amount of the exchangeable notes is $105 million.

Based on the debt and cash positions at September 27, 2008, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.6 million.

See Note 6 to our consolidated financial statements, included in our annual report on Form 10-K, and Note 6 to our consolidated condensed financial statements included in Item 1 of this quarterly report on Form 10-Q for additional information about our long-term debt.

See “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

See “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion and analysis of market risks, which is hereby incorporated by reference.

Except as incorporated by reference above, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Asset Purchase Agreement dated as of September 15, 2008, by and between KEMET Electronics Corporation (a wholly-owned subsidiary of KEMET Corporation) and Siliconix Technology C.V. (a wholly-owned subsidiary of Vishay Intertechnology, Inc.).

10.1	Loan Agreement dated as of September 15, 2008, between KEMET Electronics Corporation and Vishay Intertechnology, Inc.

10.2	Pledge and Security Agreement dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Lior E. Yahalomi
Dr. Lior E. Yahalomi
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial officer)

/s/ Lori Lipcaman
Lori Lipcaman
Executive Vice President and Chief Accounting Officer
(as a duly authorized officer and principal accounting officer)

Date:     November 4, 2008