Form 10-K
period 2008-12-31
VISHAY INTERTECHNOLOGY INC
filed 2009-02-26
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($9.32 on June 28, 2008), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,602,000,000. There is no non-voting stock outstanding.

As of February 25, 2009, registrant had 172,200,536 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2008

This page intentionally left blank.

PART I

Item 1. BUSINESS

General

Vishay Intertechnology, Inc. is a leading international manufacturer and supplier of semiconductors and passive electronic components. Semiconductors include rectifiers; diodes; transistors; integrated circuits (“ICs”) such as power ICs, and analog switches; modules that contain several different types of semiconductors in a single package; and optoelectronic products such as infrared (“IR”) emitters and detectors, IR receiver modules, optocouplers, optical sensors, light-emitting diodes (“LEDs”), and IR data transceiver modules. Passive electronic components include resistive products, capacitors, inductors, strain gage transducers, and stress analysis systems. Discrete semiconductors and passive electronic components are essential elements of virtually every type of electronic circuit. They support the microprocessor chips and other ICs that coordinate and control the functions of electronic devices and equipment. We offer our customers “one-stop shop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

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

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

1. expanding within the electronic components industry, primarily through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, and product lines with which we have substantial marketing and technical expertise;

2. reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies;

3. achieving significant production cost savings and synergies through the transfer and expansion of manufacturing operations to countries such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor costs and available tax and other government-sponsored incentives;

4. maintaining significant production facilities in those regions where we market the bulk of our products in order to enhance the service and responsiveness that we provide to our customers;

5. using our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products; and

6. strengthening our relationships with customers and strategic partners by providing broader product lines.

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

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990’s, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay’s global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Alpha Electronics K.K. in 2005; Phoenix do Brasil in 2006; and the wet tantalum capacitor business of KEMET Corporation and Powertron GmbH in 2008.

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

During 2002, we made several acquisitions as part of our Measurements Group’s strategy of vertical market integration, including the Sensortronics, Tedea-Huntleigh, BLH, Nobel, and Celtron businesses. In 2005, we acquired SI Technologies; in 2007, we acquired the on-board weighing systems business of PM Group; and in 2008, we acquired our partner’s 51% interest in a transducer joint venture in India. As a result of these acquisitions, the product portfolio of our Measurements Group has been greatly expanded and now includes apart from resistance strain gages (in which Vishay is the worldwide leader), transducers (the metallic structures to which strain gages are cemented), electronic instruments that measure and control output of the transducers, and complete systems for process control and on-board weighing applications.

In the current uncertain economic conditions, we will not actively pursue acquisitions, but will consider special opportunities should they arise.

In addition to our acquisition activity in recent years, we have taken steps to assure our competitiveness, enhance our operating efficiency, and strengthen our liquidity. In this regard, we:

(i)	closed or consolidated several manufacturing facilities, R&D centers, and administrative offices;
(ii)	reduced our headcount, particularly in high-labor-cost countries; and
(iii)	integrated our acquisitions within our existing management and operational infrastructure.

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
  chip fuses,
  discrete resistors,
  variable resistors (attenuators, dials, motion transducers, potentiometers, rheostats, trimmers),

  foil resistors,
  resistor networks and arrays,
  thermistors,
  varistors,
  inductors,
  transformers,
  tantalum capacitors,
  ceramic capacitors,
  film capacitors,
  power capacitors,
  heavy-current capacitors,
  aluminum capacitors,
  displays (IR touch panel, LCD, plasma),
  connectors,
  PhotoStress® products,
  strain gages,
  load cells,
  force transducers,
  weighing systems, and
  specialized strain gage systems.

We believe that we produce one of the broadest lines of discrete electronic components available from any single manufacturer. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products by customers in all relevant market segments. We also promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay. Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications.

Product Segments

Our products can be divided into two general classes: semiconductors and passive components. These broad categories are also the basis used to determine our operating segments for financial reporting purposes. See Note 15 to our consolidated financial statements for additional information on revenues, income, and total assets by segment.

Semiconductors

Our Semiconductors segment includes discrete devices, integrated circuits (“ICs”), and modules. Semiconductors are sometimes referred to as “active components” because they require power to function. Discrete semiconductors are single components or arrangements of components that typically perform a single function, such as switching, amplifying, rectifying, or transmitting electrical signals. IC products from Vishay are focused on analog signal switching and routing, power conversion, and power management. Our modules combine several components into a single package. Examples include our power modules that contain power diodes, thyristors, MOSFETs, IGBTs, and our smart MOSFETs. Our discrete semiconductors and ICs are manufactured and marketed primarily through our Siliconix subsidiary, our Vishay Semiconductor GmbH subsidiary, and our General Semiconductor business. The product lines acquired as part of the PCS acquisition have been integrated into our Siliconix subsidiary and our Vishay Semiconductor GmbH subsidiary.

We also include in the category of semiconductors our lines of optoelectronic, in particular infrared components, manufactured and marketed by our subsidiary Vishay Semiconductor GmbH.

Discrete Semiconductors

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

Vishay’s range of transistor products includes low-voltage TrenchFET® metal-oxide-semiconductor field-effect transistors (“MOSFETs”), high-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, and junction field-effect transistors (“JFETs”). MOSFETs function as solid-state switches to control power in mobile phones, notebook computers, and other end products. Vishay’s innovative TrenchFET power MOSFET technology extends battery life and prevents component from overheating. Vishay has a tradition of innovation in MOSFET packaging and performance, the latest of which is PolarPAK®, which uses double-side cooling to create a more efficient, faster switching MOSFET. Vishay RF transistors, which amplify analog or digital signals, are designed for use in radios, television sets, mobile phones, and other end products.

Integrated Circuits

Our power ICs include power conversion, low-dropout regulator, power interface, and motor control ICs. Our power conversion and power interface ICs are based on low-voltage, mixed-signal silicon processes. They are used in end products, such as mobile phones, where an input voltage from a battery or other source must be converted to a level that is compatible with logic signals used by power amplifiers, digital signal processors (“DSPs”), and other sub-circuits. Our motor control ICs are used to control motion in data storage devices, such as optical and hard disk drives, and to control the speed of small motors in printers, photocopy machines, and other office equipment. We also offer a line of power conversion ICs for higher-power applications in fixed telecommunications systems.

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

Inductors use an internal magnetic field to change AC current phase and resist AC current. Inductor applications include controlling AC current and voltage, and filtering out unwanted electrical signals. Vishay inductor innovations include low-profile, high-current inductor technology with industry-leading specifications. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module (“VRM”) and dc-to-dc converter applications. They are designed for use in end products including mobile devices, notebook and desktop computers, servers, graphic cards, personal navigation systems, personal multimedia devices, LCD televisions, and automotive systems.

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

Types of capacitors manufactured by Vishay include tantalum (molded chip tantalum, coated chip tantalum, solid through-hole tantalum, and wet tantalum), ceramic (multilayer chip and ceramic disc), film, power, heavy-current, aluminum, and silicon RF. Vishay capacitors range from tiny surface-mount devices for hearing aids and mobile phones to large power correction capacitors used in heavy industry. Our capacitor portfolio includes several types of capacitors for military systems and a broad selection of devices used in radio frequency interference (“RFI”) suppression applications.

Measurements Group

Vishay Measurements Group is a leading manufacturer of products for precision measurement of mechanical strains. The Measurement Group portfolio of products includes resistance strain gages (in which Vishay is the worldwide leader), transducers (the metallic structures to which strain gages are cemented), electronic instruments that measure and control output of transducers, and complete systems for process and force measurement control, and on-board weighing.

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
  coated tantalum chip capacitors,
  thin film chip resistors,
  thin film networks,
  certain diodes and transistor products,
  power MOSFETs,
wirewound chip resistors, Power Metal Strip® resistors, Bulk Metal® foil resistors, current sensing chips, chip inductors, NTC chip thermistors, and strain gages.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To maximize production efficiencies, we seek whenever practicable to establish manufacturing facilities in countries, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and, in the case of Israel, to benefit from various government incentives, including grants and tax relief.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Nebraska, New York, North Carolina, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany and the Czech Republic. We also have manufacturing facilities in Israel (see “Israeli Government Incentives” below), Austria, Costa Rica, France, Hungary, Italy, Japan, Mexico, the Netherlands, Portugal, the Philippines, Sweden, and the United Kingdom. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

A majority of our manufacturing operations have received ISO 9001 approval and others are actively pursuing such approval. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

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

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers or are subject to significant price volatility.

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We are acquiring tantalum raw material from all of them under short-term commitments. See Note 14 to our consolidated financial statements for information on our previous long-term tantalum purchase commitments, which expired in 2006.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s grant and tax incentive programs. These programs have contributed substantially to our growth and profitability. For the year ended December 31, 2008, net revenues from products manufactured in Israel accounted for 18% of our net revenues.

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

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have not experienced any material interruption in our Israeli operations during our 38 years of operations there, in spite of several Middle East crises, including wars.

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

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS. During 2008, approximately 50% of our sales were to OEMs, approximately 8% of our sales were to EMS companies, and approximately 42% of our sales were to distributors.

To better serve our customers, we maintain production facilities in regions where we market the bulk of our products. We work with our customers so that our products are incorporated into the design of electronic equipment at the earliest stages of development. In addition to our staff of direct field sales personnel, independent manufacturers’ representatives, and distributors, we employ a team of field application and product engineers to assist our customers in solving technical problems and in developing products to meet specific customer application needs using our entire product portfolio.

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

We have an established Strategic Global Account program, which provides each of our top customers with a dedicated Strategic Global Account Manager. Vishay Strategic Global Account Managers are typically highly experienced salesmen or saleswomen who are capable of providing key customers with the coordination and management visibility required in a complex multi-product business relationship. They typically coordinate the sales, pricing, contract, logistic, quality, and other aspects of the customer’s business requirements. The Strategic Global Account Manager normally is the focal point of communication between Vishay and its main customers. We maintain a similar program for our strategic distributors as well.

We also seek to meet the needs of our customers for technical and applications support. Vishay’s Business Development group maintains teams of dedicated Field Application Engineers (“FAEs”) in the field for the exclusive support of our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers specify a Vishay component in their products – this program offers our customers enhanced access to all Vishay technologies while at the same time increasing design wins, and ultimately sales, for Vishay. Most importantly, the process is closely monitored via a proprietary database developed by the Vishay Business Development group. Our database captures very specific design activity and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been quite stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 60% of our total net revenues. No single customer comprises more than 10% of our total net revenues.

During 2008, approximately 23% of our net revenues were attributable to customers in the Americas, approximately 38% were attributable to customers in Europe, and approximately 39% were attributable to customers in Asia. During 2008, the share of net revenues by end-use market was as follows: Industrial, 39%; Computer, 18%; Automotive, 16%; Consumer Products, 12%; Telecommunications, 8%; Military and Aerospace, 5%; Medical, 2%.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers that produce products using technologies similar to ours. Our primary competitors by product type include:

  Discrete Semiconductors: Fairchild Semiconductor, International Rectifier, Infineon, ON Semiconductor, NXP Semiconductors, Rohm, STMicroelectronics, Toshiba.

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

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, business reputation, and price competitiveness. Our sales and marketing programs aim to offer our customers a broad range of world-class technologies and products, superior global sales and distribution support, and a secure and multi-location source of product supply.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by our engineers and scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Israel, the People’s Republic of China, France, the Republic of China (Taiwan), and the United Kingdom.

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

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at four Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, five currently operating non-U.S. facilities, seven formerly owned U.S. sites, and four Superfund sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2008, we employed approximately 24,800 full time employees, of whom approximately 89% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one small U.S. facility are represented by a union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

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

Factors relating to our business generally

Our business is cyclical and the period of decline we are presently experiencing may continue and may become more pronounced.

The electronic component and semiconductor industries are highly cyclical and experience periods of decline from time to time. We and others in the electronic component and semiconductor industries are presently experiencing a decline in product demand on a global basis. This decline may continue and may become more pronounced. A decline in product demand on a global basis could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end-use markets for our products. Changes in the demand mix, needed technologies, and these end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. A slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each year since 2001.

In response to the current economic downturn, we expect additional restructuring initiatives in 2009. As a result of our restructuring activities during the economic downturn, we may have difficulty expanding our manufacturing to satisfy demand when the economy rebounds, due to factors such as delays in procurement of manufacturing equipment and shortages of skilled personnel during an economic recovery. Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. In the current uncertain economic conditions, we will not actively pursue acquisitions, but will consider special opportunities should they arise. This failure to pursue acquisitions could impede our growth. We expect to resume our regular program of acquisition activity when the economy rebounds, but we may be unable to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. We also cannot assure you that acquisitions that we have recently completed will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value, and prospects could all be materially and adversely affected.

Our cash and debt position could adversely affect the perception in the financial markets of our financial condition, and could limit our ability to access capital markets.

During the year ended December 31, 2008, we repurchased $498.1 million of our convertible subordinated notes. We utilized approximately $250 million of cash on-hand, $125 million borrowed under the revolving credit commitment under our credit facility, and $125 million from a new term loan under the credit facility to fund the purchase price. Although our debt levels were substantially reduced as a result of these transactions, our cash balances and our borrowing capacity under our revolving credit facility were also reduced.

Furthermore, these transactions resulted in a shift from principally fixed-interest rate debt to variable-interest rate debt based on LIBOR. LIBOR fluctuated significantly during the period from June to December 2008, from a low of 1.4% to a high of 4.8%, and in early 2009, when it reached a low of 0.4%. A significant increase in LIBOR would significantly increase our interest expense.

In light of the current economic environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If we were to require additional capital, we may be unable to obtain financing on terms which we consider acceptable, if at all.

Future acquisitions could require us to issue additional indebtedness or equity.

Although we do not plan to actively pursue acquisitions during the current uncertain economic conditions given our current focus on conserving and generating cash, our overall business strategy has historically included a strong focus on acquisitions. We expect to resume our program of acquisition activity when the economy rebounds. If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria. Under our existing credit facility, we are required to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We are also restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

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

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing these materials, they have historically resulted in higher raw material costs for us. We cannot assure you that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products. Also, to assure availability of raw materials in time of shortage, we may enter into long-term supply contracts for these materials, which may prove costly, unnecessary, and burdensome when the shortage abates.

Our backlog is subject to customer cancellation.

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. They often cancel orders when business is weak and inventories are excessive, a situation that we have experienced during the current period of economic slowdown. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Our customers have become increasingly concentrated in recent years, and as a result, their buying power has increased and they have had greater ability to negotiate favorable pricing and terms. This trend has adversely affected our average selling prices, particularly for commodity components.

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

Rapid changes in technologies, frequent new product introductions, and declining average selling prices over product life cycles require us to attract and retain highly qualified personnel to develop and manufacture technological innovations and bring them to market on a timely basis. Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, financial reporting, auditing, and treasury. The market for personnel with such qualifications is highly competitive. While we have employment agreements with certain of our executives, we have not entered into employment agreements with all of our key personnel.

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

We have operations outside the United States, and approximately 77% of our revenues during 2008 were derived from sales to customers outside the United States. Some of the countries in which we operate have in the past experienced and may continue to experience political, economic, and military instability or unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results. We have never experienced any material interruption in our Israeli operations in our 38 years of operations there, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2008, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation is particularly evident for products produced in Israel, the Czech Republic, and China.

A change in the mix of the currencies in which we transact our business could have a material effect on results of operations. Furthermore, the timing of cash receipts and disbursements could have a material effect on our results of operations, particularly if there are significant changes in exchange rates in a short period of time.

Factors related to Vishay’s capital structure

The holders of Class B common stock have effective voting control of Vishay.

Vishay has two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 45% of the voting power of Vishay. Directly, through a family trust, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer of Vishay, has sole or shared voting power over substantially all of the outstanding Class B common stock. As a result, the holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of other stockholders of Vishay.

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

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. Although we do not plan to actively pursue acquisitions during the current uncertain economic conditions, we expect that our regular acquisition activity will resume when the economy rebounds. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and the financial condition of Vishay at the time, would require the issuance of substantial additional amounts of our common stock. If such opportunities were to arise, our Board of Directors would need to consider the potentially dilutive effect on the interests and voting power of our existing stockholders. In particular, our Board of Directors believes that it is in our best interest to ensure the continued vision and influence of our founder, Dr. Felix Zandman, over our corporate affairs. Dr. Zandman currently has effective voting control over Vishay through our Class B common stock, by direct ownership, a family trust, and a voting trust agreement, such that he has approximately 45% of our outstanding voting power. The reluctance to issue additional shares could impede our future growth.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 63 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Owned Locations	Business Segment	Space (Square Feet)
United States
Santa Clara, CA	Semiconductors	227,000
Columbus, NE	Passive Components	158,000
Monroe, CT	Passive Components	110,000
Wendell, NC	Passive Components	106,000
Grafton, WI	Passive Components	102,000
Yankton, SD	Passive Components	58,000
Warwick, RI	Passive Components	55,000
Bennington, VT	Passive Components	54,000
Niagara Falls, NY	Passive Components	38,000

Non-U.S.
Israel (5 locations)	Semiconductors and Passive Components	1,081,000
People’s Republic of China (3 locations)	Semiconductors and Passive Components	637,000
Germany (4 locations)	Semiconductors and Passive Components	563,000
Czech Republic (4 locations)	Passive Components	499,000
Malaysia	Semiconductors	480,000
Republic of China (Taiwan) (2 locations)	Semiconductors and Passive Components	393,000
India	Passive Components	296,000
France (3 locations)	Passive Components	291,000
Netherlands	Passive Components	283,000
Portugal	Passive Components	167,000
Austria	Semiconductors	153,000
Philippines	Passive Components	150,000
Italy	Semiconductors	127,000
Hungary	Semiconductors	116,000
United Kingdom	Passive Components	86,000
Mexico	Passive Components	57,000
Japan	Passive Components	45,000
Costa Rica	Passive Components	4,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Leased Locations	Business Segment	Space (Square Feet)
United States
City of Industry and Ontario, CA	Passive Components	124,000
Westbury, NY	Semiconductors	17,000

Non-U.S.
People’s Republic of China (5 locations)	Semiconductors and Passive Components	1,080,000
Mexico	Passive Components	193,000
Austria	Passive Components	130,000
Germany (3 locations)	Semiconductors and Passive Components	80,000
India (2 locations)	Semiconductors and Passive Components	69,000
Israel (3 locations)	Semiconductors and Passive Components	53,000
Sweden	Passive Components	30,000
Czech Republic	Passive Components	13,000
Republic of China (Taiwan)	Passive Components	8,000

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

The plaintiffs filed an amended complaint in the Superior Court of California in November 2005. In June 2006, the Delaware Court of Chancery issued a permanent injunction restraining the Proctor plaintiffs from prosecuting the Proctor action. An appeal of the injunction order brought by a former stockholder of Siliconix was dismissed by the Delaware Supreme Court in January 2007.

Also in June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court there. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The Proctor plaintiffs thereafter filed a Notice of Appeal to the Ninth Circuit Court of Appeals, which is pending.

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at four Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, five currently operating non-U.S. facilities, seven formerly owned U.S. sites, and four Superfund sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. See also Note 13 to our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 26, 2009:

Name	Age	Positions Held
Dr. Felix Zandman*	80	Executive Chairman of the Board, Chief
		Technical and Business Development
		Officer
Dr. Gerald Paul*	60	Chief Executive Officer, President, and
		Director
Marc Zandman*	47	Vice-Chairman of the Board, Chief
		Administration Officer, and President-
		Vishay Israel Ltd.
Dr. Lior E. Yahalomi	50	Executive Vice President and Chief Financial
		Officer
Ziv Shoshani*	42	Chief Operating Officer, Executive Vice
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

Dr. Lior E. Yahalomi was appointed Executive Vice President and Chief Financial Officer effective September 1, 2008. Dr. Yahalomi has been employed by the Company since 2006 and was Sr. Vice President – Mergers and Acquisitions, from June 2006 to September 2008. Dr. Yahalomi has held several executive positions in the technology, financial services, and venture capital industries, including Managing Partner of CMGI’s @Ventures Technology Fund, Vice President for New Ventures of Gateway, and Senior Vice President for Global Business Development of a business unit of GE Capital. He is also an adjunct professor of marketing at the Wharton School at the University of Pennsylvania and a Leadership Board Member of the Global Consulting Practicum at the Wharton School.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,600 at February 25, 2009.

	2008			2007
	High	Low		High	Low
Fourth quarter	$6.85	$3.17	Fourth quarter	$14.71	$10.90
Third quarter	$10.27	$6.32	Third quarter	$17.36	$11.68
Second quarter	$10.66	$8.62	Second quarter	$18.22	$13.90
First quarter	$11.60	$8.43	First quarter	$14.57	$12.71

At February 25, 2009, we had outstanding 14,352,888 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis. Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Executive Chairman and Chief Technical and Business Development Officer; a family trust controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially. Directly, through the family trust, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

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

	Years Ended December 31,
	Base Period
Company Name/Index	2003	2004	2005	2006	2007	2008
Vishay Intertechnology, Inc.	100.0	65.59	60.09	59.13	49.83	14.93
S&P 500 Index	100.0	110.88	116.33	134.70	142.10	89.53
S&P MidCap 400 Index	100.0	116.48	131.11	144.64	156.18	99.59
Peer Group*	100.0	74.50	71.10	82.40	78.08	41.01
____________________

*	AVX Corporation, EPCOS AG, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
Statement of Operations Data:
Net revenues	$2,822,211	$2,833,266	$2,581,477	$2,296,521	$2,414,654
Interest expense	24,264	28,652	32,215	33,590	34,252
Income (loss) from continuing operations
before taxes and minority interest	(1,671,685)	205,664	191,550	77,772	70,017
Income taxes	11,187	64,133	50,836	11,737	13,729
Minority interest	718	1,180	978	3,761	11,592
Income (loss) from continuing operations	(1,683,590)	140,351	139,736	62,274	44,696
Loss from discontinued operations, net of tax	(47,826)	(9,587)	-	-	-
Net earnings (loss)	(1,731,416)	130,764	139,736	62,274	44,696

Basic earnings (loss) per share:*
Continuing operations	$(9.03)	$0.76	$0.76	$0.35	$0.27
Discontinued operations	$(0.26)	$(0.05)	$-	$-	$-
Net earnings (loss)	$(9.29)	$0.70	$0.76	$0.35	$0.27

Diluted earnings (loss) per share:*
Continuing operations	$(9.03)	$0.74	$0.73	$0.34	$0.27
Discontinued operations	$(0.26)	$(0.05)	$-	$-	$-
Net earnings (loss)	$(9.29)	$0.69	$0.73	$0.34	$0.27

Weighted average shares outstanding – basic	186,403	185,646	184,400	177,606	163,701
Weighted average shares outstanding – diluted	186,403	198,226	210,316	189,321	165,938

Balance Sheet Data:
Total assets	$2,815,960	$4,995,235	$4,691,896	$4,527,591	$4,638,590
Long-term debt, less current portion	333,631	607,237	608,434	751,553	752,145
Working capital	866,405	1,145,873	1,192,833	1,136,466	1,168,383
Stockholders’ equity	1,544,858	3,356,775	3,080,813	2,855,852	2,773,335

* May not add due to rounding.

____________________

(1)

Includes the results of Vishay Transducers India Limited from June 30, 2008, of Powertron GmbH from July 23, 2008, and of the wet tantalum business of KEMET Corporation from September 15, 2008. Also includes net pretax charges of $1,857,723,000 for impairment of goodwill and indefinite-lived intangible assets, restructuring and severance costs, asset write-downs, terminated tender offer expenses, a loss on extinguishment of debt, and losses on adverse purchase commitments, partially offset by a gain on sale of a building. Also includes additional tax expenses for one-time tax items totaling $36,935,000. These items, net of their related tax consequences, had a negative $9.56 effect on income from continuing operations. These items are more fully described in the notes to the consolidated financial statements.

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

(5)

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

Management believes that stating the impact on net earnings of items such as goodwill and indefinite-lived intangible asset impairment charges, restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, gains or losses on purchase commitments, contract termination charges, losses on early extinguishment of debt, gains on insurance proceeds, charges for in-process research and development, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Discrete semiconductors and passive electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, military/aerospace, and medical industries.

Vishay operates in two product segments, Semiconductors and Passive Components. Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products. Passive Components segment products include resistors, capacitors, and inductors. We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress. While the passive components business had historically predominated at Vishay, following several acquisitions of semiconductor businesses, revenues from our Semiconductors and Passive Components segments were essentially split evenly from 2003 through the first quarter of 2007. On April 1, 2007, Vishay acquired the Power Control Systems (“PCS”) business of International Rectifier Corporation, which has been included in the Semiconductors segment.

Net revenues for the year ended December 31, 2008 were $2.822 billion, compared to net revenues of $2.833 billion for the year ended December 31, 2007.

Vishay reported a loss from continuing operations for the year ended December 31, 2008 of $1,683.6 million, or $9.03 per share. The loss includes noncash goodwill and indefinite-lived intangible asset impairment charges, totaling $1,723.2 million ($1,668.0 million, net of tax). The results for the year ended December 31, 2008 also include pretax charges for restructuring and severance costs of $62.5 million, related asset write-downs of $5.1 million, losses on adverse purchase commitments of $6.0 million, a loss on early extinguishment of debt of $13.6 million, and $4.0 million of costs associated with Vishay’s terminated tender offer for all outstanding shares of International Rectifier, partially offset by a gain on sale of land and buildings of $4.5 million. On an after tax basis, these items, plus additional tax expense for one-time tax items totaling $36.9 million, had a negative $9.56 per share effect on income (loss) from continuing operations.

Income from continuing operations for the year ended December 31, 2007 was $140.4 million, or $0.74 per diluted share. Income from continuing operations for the year ended December 31, 2007 was impacted by pretax charges for restructuring and severance costs of $14.7 million, related asset write-downs of $3.9 million, and a contract termination charge of $18.9 million, net of a gain on sale of a building of $3.1 million. These items and their tax-related consequences, plus additional tax expense for one-time tax items totaling $8.3 million, had a negative $0.21 per share effect on income from continuing operations.

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. The operations of ASBU have been classified as discontinued operations for the entire period of ownership. Including the loss from discontinued operations, the net loss for the year ended December 31, 2008 was $1,731.4 million, compared to net earnings of $130.8 million for the year ended December 31, 2007.

Following the relatively friendly business environment experienced between the fourth quarter of 2005 through the second quarter of 2008, the electronics industry abruptly experienced the impact of the worldwide financial crisis that became more pronounced and intensified beginning in September 2008. Despite results that were below our expectations during the second half of 2008, we continued to generate cash from operations. We remain confident for the long-term prospects of our businesses, although we expect further deterioration of market conditions in the short-term.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in inventory turnover and average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs. Losses on purchase commitments and inventory write-downs have the impact of reducing gross profit margin in the period of the charge, but result in improved gross profit margins in subsequent periods by reducing costs of products sold as inventory is used. Gross profit margin is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.

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

An important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period as compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that our backlog is building and that we are likely to see increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining revenues.

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

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical of the industry, especially for our Semiconductors segment products. However, we attempt to offset this deterioration with ongoing cost reduction activities and new product introductions.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the fourth quarter of 2007 and through the fourth quarter of 2008 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2007	2008	2008	2008	2008
Net revenues	$729,597	$733,313	$774,364	$739,092	$575,442
Gross profit margin*	22.9%	23.5%	23.2%	21.6%	14.8%
End-of-period backlog	$646,700	$696,700	$695,900	$619,000	$459,700
Book-to-bill ratio	0.96	1.04	1.00	0.92	0.74
Inventory turnover	3.76	3.74	3.89	3.85	3.40
Change in ASP vs. prior quarter	-1.2%	-0.4%	-0.9%	-1.4%	0.0%

____________________

* Gross profit margin for the fourth quarter of 2008 includes losses on adverse purchase commitments of $6.0 million.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

As expected in light of the worldwide economic downturn, net revenues for the fourth quarter of 2008 decreased 22% sequentially. During the quarter, we continued to experience a substantial slow down in our order-rate, which began in the third quarter. Gross profit margin decreased, principally due to lower volume. The book-to-bill ratio decreased to 0.74 from 0.92 in the third quarter of 2008. Orders were particularly weak for Semiconductor segment products from Asian distributors. For the fourth quarter of 2008, the book-to-bill ratios for distribution customers and original equipment manufacturers (“OEM”) were 0.65 and 0.83, respectively, versus ratios of 0.88 and 0.95, respectively, during the third quarter of 2008. We remain confident for the long-term prospects of the electronics industry, but it is difficult in the current environment to make short-term projections.

We have continued to see relatively modest pricing pressure in 2008, continuing the trend experienced in 2006 and 2007, although we expect increasing pricing pressure in 2009 once the order intake increases.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the fourth quarter of 2007 through the fourth quarter of 2008 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2007	2008	2008	2008	2008
Semiconductors
Net revenues	$386,013	$387,780	$407,443	$392,934	$272,669
Book-to-bill ratio	0.94	1.03	1.01	0.85	0.59
Gross profit margin(1)	22.5%	22.9%	22.5%	21.8%	11.5%
Passive Components
Net revenues	$343,584	$345,533	$366,921	$346,158	$302,773
Book-to-bill ratio	0.99	1.05	0.99	0.98	0.88
Gross profit margin(2)	23.3%	24.3%	24.1%	21.4%	17.8%

____________________

(1) Gross profit margin for the Semiconductors segment for the fourth quarter of 2008 includes losses on adverse purchase commitments of $3.8 million.

(2) Gross profit margin for the Passive Components segment for the fourth quarter of 2008 includes losses on adverse purchase commitments of $2.3 million.

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

We completed three strategic acquisitions in 2008, two strategic acquisitions in 2007, and one strategic acquisition in 2006. We also divested certain non-core businesses acquired in these transactions.

In the current uncertain economic conditions, we will not actively pursue acquisitions, but will consider special opportunities should they arise.

2008 Activities

During 2008, we made three acquisitions. On June 30, 2008, Vishay acquired its partner’s 51% interest in a transducer manufacturing joint venture in India for approximately $9.6 million. On July 23, 2008, Vishay acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. On September 15, 2008, Vishay acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. Terms of the secured loan of $15 million to KEMET from Vishay include a three-year non-amortizing maturity, an interest rate of LIBOR plus four percent, and security consisting of accounts receivable.

As further described in Note 2 to our consolidated financial statements, during 2008, Vishay made an unsolicited offer to acquire all outstanding shares of International Rectifier. This tender offer was terminated on October 13, 2008. Vishay incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the consolidated statements of operations. As described below, in April 2007, Vishay acquired the PCS business of International Rectifier. On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) it had acquired as part of the acquisition of the PCS business. During the first quarter of 2008, we recorded an impairment charge of $32.3 million to reduce the carrying value of the net assets of ASBU to the selling price. The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer.

Vishay has notified International Rectifier of damage claims concerning forecasts provided to Vishay regarding ASBU in advance of the PCS business acquisition that Vishay believes International Rectifier knew to be unsupportable. Vishay has also notified International Rectifier of certain other claims that it has regarding the sale of the PCS business to Vishay. International Rectifier has stated that it does not believe that Vishay’s claims have merit and that it intends to vigorously defend its position. We are presently engaged in negotiations with International Rectifier to resolve the net working capital dispute.

2007 Activities

On April 1, 2007, we acquired the PCS business of International Rectifier Corporation for approximately $285.6 million in cash, net of cash acquired. The acquired product lines, which complemented our existing product portfolio, consist of planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subsystems. As further described above, Vishay sold the automotive modules and subsystems business unit on April 7, 2008. The final purchase price is pending the resolution of a net working capital adjustment dispute as of the date of acquisition. Resolution of the net working capital adjustment dispute was deferred until International Rectifier could complete an internal investigation of its accounting practices. International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. We are presently engaged in negotiations with International Rectifier to resolve the net working capital dispute.

The acquisition included a wafer fab in Torino, Italy, as well as facilities in Mumbai, India and Xi’an, China. Vishay and International Rectifier entered into several transition services agreements for information technology, logistics, and other functions, as well as for the supply of wafers for up to three years.

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

One way we have reduced costs is by moving production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 74.6% at the end of 2008, 74.0% at the end of 2007, 74.2% at the end of 2006, and 57% when this program began in 2001. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Between 2001 and 2008, we recorded, in the consolidated statements of operations, restructuring and severance costs totaling $285 million and related asset write-downs totaling $86 million in order to reduce our cost structure going forward. We have realized, and expect to continue to realize, significant annual net cost savings associated with these restructuring activities.

A primary tenet of our business strategy is the expansion within the electronic components industry through acquisitions. Our acquisition strategy relies upon reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction programs, although these amounts were not significant in the years ended December 31, 2008, 2007, and 2006.

Under present accounting standards, plant closure and employee termination costs that we incur in connection with our acquisition activities are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations. Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations, which Vishay will adopt effective January 1, 2009, will require such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.

We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs plus the noncash expenses recognized for asset write-downs. In general, a restructuring project must have a payback of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback of between 1 and 1.5 years.

The perpetual erosion of average selling prices of established products that is typical of our industry makes it imperative that we continually seek ways to reduce our costs. Furthermore, our long-term strategy is to grow through the integration of acquired businesses, and the accounting standards for these integration costs will change effective January 1, 2009. For these reasons, we expect to have some level of restructuring expenses each period for the foreseeable future.

During 2005 and the first quarter of 2006, we completed a broad-based fixed cost reduction program. In April 2005, we began evaluating additional restructuring initiatives to improve the results of underperforming divisions. Annual pretax savings resulting from restructuring projects initiated under these programs were expected to be approximately $50 million, of which approximately 70% of the savings would reduce costs of products sold, and approximately 30% of the savings would result in reduced selling, general, and administrative costs. Our actual costs savings from these programs in 2008 were approximately $50 million. Of this $50 million of annualized savings, approximately $20 million began to be realized in 2006, an additional $20 million began to be realized in 2007, and an additional $10 million began to be realized in 2008. The expected and actual savings quantified above are net of additional costs incurred after production was transferred to lower-labor-cost regions.

We expect these restructuring programs to result in higher profitability through better gross margins and lower selling, general, and administrative expenses. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A, “Risk Factors.”

We expanded our restructuring programs in 2008 to further reduce costs. Most of the costs related to our planned 2008 restructuring projects were recorded in the first quarter of 2008. These projects include the transfer of production of resistor products from Brazil to India and the Czech Republic and the transfer of certain processes in Belgium and the United States to third party subcontractors. We also transferred certain production from the Netherlands and the United States to Israel in 2008. We expect the planned restructuring projects initiated in 2008 to generate approximately $25 million of annual cost savings, of which approximately 60% of the savings would reduce costs of products sold, and approximately 40% of the savings would result in reduced selling, general, and administrative costs. We began to realize some of these savings in the second half of 2008.

In response to the economic downturn during the latter half of 2008, we undertook significant measures to cut costs. This included a strict adaptation of manufacturing capacity to sellable volume, limiting the building of product for inventory. It also included permanent employee terminations, temporary layoffs and shutdowns, and minimizing the use of foundries and subcontractors in order to maximize the load of our owned facilities.

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and we expect additional, aggressive cost cutting projects to be implemented. In 2009, we are implementing a program to reduce manufacturing and SG&A fixed costs by $150 million compared to the year ended December 31, 2008. About 65% of the measures can be classified as permanent and 35% as temporary. We expect to incur restructuring and severance costs of approximately $25 million in 2009. We expect the 2009 cash outlay for restructuring and severance programs to be approximately $50 million, covering all contemplated 2009 initiatives and unpaid balances from 2008 programs.

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

Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel’s industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects are approved by the Israeli government and become operational. Israeli government grants, recorded as a reduction in the costs of products sold, were $1.4 million, $4.8 million, and $6.0 million, in 2008, 2007, and 2006, respectively. At December 31, 2008, our consolidated balance sheet reflected $3.1 million in deferred grant income.

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

Metals Purchase Commitments

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008 totaling $6.0 million.

Write-Downs of Tantalum Inventory and Purchase Commitments

We are a major consumer of the world’s annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum.

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

During the term of the contracts with Cabot, we regularly reviewed our liability for tantalum purchase commitments. Our liability for tantalum purchase commitments was estimated based on contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased. The mix of tantalum-grades to be purchased was within a range specified in the contracts. Changes in expected market prices and in our mix of tantalum-grade purchases required us to record additional gains or losses on our purchase commitments.

During the term of the contracts, we recorded the following charges related to our tantalum contracts (in thousands):

	Loss (Gain)	Write-downs
	on Purchase	of inventory
	Commitments	on-hand
2002	$106,000	$25,700
2003	11,392	5,406
2004	16,213	-
2005	(963)	-
2006	5,687	9,602

The loss on tantalum purchase commitments recorded during 2006 was due to a decline in market prices for tantalum, as well as changes in the mix of tantalum-grade purchases. Of the total amount recorded, approximately $2.8 million was attributable to the decline in market value, while another $2.9 million was attributable to changes in the mix of tantalum-grade purchases.

The net gain on tantalum purchase commitments recorded during 2005 was attributable to a conditional price reduction included in one of our contracts with Cabot, which offset changes in the mix of tantalum-grade purchases. The conditions necessary to receive price reductions in 2006 were met during the fourth quarter of 2005, and accordingly, the estimates of our liability for these purchase commitments were adjusted to reflect the fact that we would receive these conditional price reductions for the remainder of the contract. The amount of this adjustment was approximately $7 million. This adjustment, net of approximately $6 million of costs associated with differences between the actual and anticipated mix of tantalum-grades purchased during 2005, resulted in the net gain included in the consolidated statement of operations for the year ended December 31, 2005.

The loss on tantalum purchase commitments recorded in 2004 was primarily attributable to changes in the mix of tantalum-grade purchases. The losses on tantalum purchase commitments recorded in 2003 and 2002 were primarily attributable to declines in market value.

Write-downs of tantalum inventory on-hand were generally for raw materials. The write-down of tantalum inventory on-hand for 2006 includes $1.4 million of finished goods from certain discontinued tantalum capacitor product lines.

While our tantalum purchase commitments have been completely satisfied, we will continue to evaluate if write-downs of the value of inventory on-hand are necessary. See “Critical Accounting Policies and Estimates” below.

Tower Semiconductor Foundry Agreement

Our Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor (the “2004 agreement”), pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technologies to Tower Semiconductor. Pursuant to the 2004 agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The 2004 agreement specified minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix was required to pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

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

In January 2008, Siliconix reached an agreement in principle to revise the 2004 agreement to more accurately reflect market demand. Based on the penalties paid in 2007 and the agreement in principle, during the fourth quarter of 2007, the Company recorded a write-off of the balance of the 2004 advance to Tower in the amount of $16.4 million, and accrued an additional $2.5 million based on its best estimate of additional contract termination charges related to the original agreement.

At December 31, 2007, the remaining future purchase commitments under the 2004 agreement were approximately $160 million.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower will continue to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower will also begin manufacturing wafers for other product lines acquired as part of the PCS acquisition through 2012, pending a scheduled technology transfer. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs. Additionally, as contemplated, Siliconix agreed to forgive the balance of the 2004 advance and paid a $2.5 million contract termination charge.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

SFAS No. 52 requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. Vishay has both situations among its subsidiaries.

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. With the general weakening of the U.S. dollar during 2006 through 2008, this translation of these subsidiaries’ financial statements into U.S. dollars has resulted in a significant increase in the translation adjustment recorded in accumulated other comprehensive income on our consolidated balance sheet. As the U.S. dollar modestly strengthened in the third and fourth quarters of 2008, we saw a moderate decrease in the translation adjustment recorded in accumulated other comprehensive income on our consolidated balance sheet. See Note 10 to our consolidated financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. As a result of the general weakening of the U.S. dollar versus several foreign currencies, the translation of foreign currency revenues and expenses into U.S. dollars has significantly increased reported revenues and expenses during the years ended December 31, 2008 and 2007 compared to prior years.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2008 have been significantly increased by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel.

See Item 7A for additional discussion of foreign currency exchange risk.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we do not have any off-balance sheet arrangements.

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

We record end of period accruals for each of the programs based upon our estimate of future credits under the programs that will be attributable to sales recorded through the end of the period. We calculate reductions of revenue attributable to each of the programs during any period by computing the change in the accruals from the prior period and adding the credits actually given to distributors during the period under the programs. These procedures require the exercise of significant judgments, but we believe they enable us to reasonably estimate future credits under the programs.

Recording and monitoring of these accruals takes place at our subsidiaries and divisions, with input from sales and marketing personnel and review, assessment, and, if necessary, adjustment by corporate management. While our subsidiaries and divisions utilize different methodologies based on their individual experiences, all of the methodologies take into account certain elements that management considers relevant, such as sales to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. In our judgment, the different methodologies provide us with equally reliable estimates upon which to base our accruals. We do not track the credits that we record against specific products sold from distributor inventories, so as to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to Vishay’s large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. However, further deterioration of the economic conditions experienced in the second half of 2008 could result in customers defaulting on payment or delaying payment, which could have a material impact on our cash flows and results of operations.

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

Write-Downs of Inventories and Purchase Commitments

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008. These losses, which aggregate to $6.0 million, are recorded on a separate line in the consolidated statement of operations.

The losses on these metals purchase commitments and the related liability that was recorded on our consolidated balance sheet were based on our contractually obligated purchase prices and quoted market prices in active commodities markets.

In recent years, we took charges against contractual commitments to purchase tantalum powder and wire through 2006 and wrote-down our existing inventory of tantalum ore, powder, and wire to then-present market value. We did this because the then-current market prices of tantalum were substantially below the prices at which we were committed to purchase tantalum under long-term contracts and the prices at which we were carrying our tantalum raw materials inventory. These actions involved significant judgments on our part, including decisions of whether to take these charges and write-downs, their timing and their amount. There is no established market on which tantalum raw materials are regularly traded and quoted. Accordingly, we based our determination of then-current market prices for tantalum on quotations from two suppliers of these materials.

We made the decision to take the tantalum charges and write-downs after our management concluded that the substantial fall-off in the demand for tantalum capacitors, first experienced in 2001, was likely to continue for the foreseeable future. Combining this assessment with the worldwide over-capacity in tantalum production, we could not foresee when tantalum prices might recover from their currently depressed levels. Although we believe that both the charges and write-downs as well as their timing were appropriate under the circumstances, our visibility for future demand and pricing is limited and the judgments made by our management necessarily involved subjective assessments.

Losses on tantalum purchase commitments and the related liability that was recorded on our consolidated balance sheet was estimated based on our contractually obligated purchase prices, expected market prices, and the contractually obligated mix of tantalum-grades to be purchased. The mix of tantalum-grades to be purchased was within a range specified by the contracts. As described above, because there is no established market on which tantalum raw materials are regularly traded and quoted, we had to make assumptions on the then-current market prices for tantalum. Had we made other assumptions on current and future prices for tantalum, the amount of the inventory write-downs and the losses on our tantalum purchase commitments would have been different. As of December 31, 2006, we have fulfilled all obligations under the Cabot contracts and are no longer required to purchase tantalum from Cabot at these fixed prices.

While our tantalum purchase commitments have been completely satisfied, we will continue to evaluate if write-downs of the value of inventory on hand are necessary. The uncertainty over further write-downs is exacerbated by the fact that we have large quantities of tantalum on hand.

Our minimum tantalum purchase commitments under the contracts with Cabot exceeded our production requirements for tantalum capacitors over the term of the contract. Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually utilize all of the material in our inventory. Based on usage currently expected in 2009, our inventory on hand represents between one and two years of usage. While we expect to utilize all of the tantalum powder and wire in our inventory, if the downward pricing trend were to resume, we could be required to record additional write-downs of the carrying value of inventory on hand.

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

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

In 2008, 2007, and 2006, we recorded restructuring and severance costs of approximately $62.5 million, $14.7 million, and $40.2 million, respectively. Our restructuring activities related to existing business were designed to reduce both our fixed and variable costs. Acquisition-related restructuring costs, which were not significant in 2008, 2007, or 2006, are included in the allocation of the cost of the acquired business and generally add to goodwill. These costs will be reported as expenses on the consolidated statement of operations subsequent to the adoption of SFAS No. 141-R on January 1, 2009. Other restructuring costs are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met.

Because these costs are recorded based upon estimates, our actual expenditures for the restructuring activities may differ from the initially recorded costs. If this happens, we will have to adjust our estimates in future periods, either by recording additional expenses in future periods, if our initial estimates were too low, or by reversing part of the charges that we recorded initially, if our initial estimates were too high.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. These impairment tests must be performed more frequently if there are triggering events.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized in our evaluation are generally the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K.

To measure the amount of the impairment, SFAS No. 142 prescribes a second step to the impairment evaluation. In step two, we determine the implied fair value of goodwill in the same manner as if we had acquired those business units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that impairment tests were necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

Fair value of the reporting units, and the underlying assets and liabilities of those reporting units, is measured at a point in time, and reflects specific market conditions as of the measurement date. During the year ended December 31, 2008, market conditions deteriorated significantly each successive quarter.

Passive Components segment goodwill is allocated to two reporting units for SFAS No. 142 evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for SFAS No. 142 evaluation purposes.

After completing step one of the impairment test as of June 28, 2008 (the end of our second fiscal quarter), we determined that the estimated fair value of our Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment evaluation. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit as of June 28, 2008.

Upon completion of a preliminary step two analysis, we recorded our best estimate of the impairment loss as of June 28, 2008, which was refined during the third quarter of 2008.

Given the further deterioration of market conditions in the third quarter, an additional impairment test was performed as of September 27, 2008 (the end of our third fiscal quarter). After completing step one of the impairment test as of September 27, 2008, we determined that the estimated fair value of our Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment evaluation. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008. Upon completion of our step two analysis as of September 27, 2008, we recorded an additional goodwill impairment charge. Subsequent to recording this impairment charge, the Other Passives reporting unit had no remaining goodwill recorded on the consolidated balance sheet.

Given the further deterioration of market conditions in the fourth quarter, an additional impairment test was performed as of December 31, 2008 (the end of our fourth fiscal quarter). After completing step one of the impairment test as of December 31, 2008, we determined that the estimated fair value of our Semiconductors and Measurements Group reporting units were less than the net book value of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of our step two analysis as of December 31, 2008, we recorded additional goodwill impairment charges. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet.

As a result of these impairment tests, we recorded goodwill impairment charges in 2008 aggregating $1,696.2 million.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

We perform our annual impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of September 27, 2008, the last day of our fiscal third quarter, was effectively our annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2007 or 2006.

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

We assess the impairment of our long-lived assets, other than goodwill and tradenames, including property and equipment, long-term prepaid assets, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Long-lived assets are grouped at the lowest level of independent cash flows and evaluated as a group. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the assets, changes in historical or projected operating performance, and significant negative economic trends. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group, primarily determined using discounted future cash flows.

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

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth quarters of 2008, we performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, we recorded indefinite-lived intangible asset impairment charges totaling $27 million during the third quarter of 2008.

During the years ended December 31, 2008, 2007, and 2006, we recorded asset write-downs of $5.1 million, $3.9 million, and $6.7 million, respectively. Fixed asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices or the present value of expected rental receipts. Fixed asset write-downs also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans. The asset write-downs for 2008 also included definite-lived intangible write-downs of $0.8 million, as a result of our decision to close our facility in Brazil.

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

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Plans in these countries comprise approximately 94% of our retirement obligations at December 31, 2008. In the U.S., we utilize published long-term high quality bond indices to determine the discount rate at the measurement date. In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We expect a significant increase in net periodic pension cost in 2009 as a result of amortization of a portion of past losses on plan assets. The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2009 is $12.7 million, compared to approximately $5.5 million in 2008. Although we continue to believe that our long-term rate of return on fixed assets will be achieved, we expect a significant increase in net periodic pension cost in 2009 as a result of a reduction in the total expected return on plan assets in 2009.

During the fourth quarter of 2008, we adopted amendments to our principal U.S. defined benefit pension plans, such that effective January 1, 2009, the plans were frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008. As a result of these amendments, net periodic pension cost for 2009 will not include any service cost, thus partially offsetting the expected increases due to increased amortization of actuarial losses and lower expected returns on plan assets. To mitigate the loss in benefits of these employees, effective January 1, 2009, we increased the company-match portion of our 401(k) defined contribution savings plan for employees impacted by the pension freeze.

We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate. However, if economic conditions change or if our investment strategy changes, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.

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

These accruals are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. During 2008 and 2006, certain matters were resolved unfavorably, which required us to make tax payments.

We file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, our U.S. federal tax returns for 2003 and later years will remain subject to examination until the losses are utilized. Examinations of principal subsidiaries in Germany through the 2004 tax year were concluded in 2008. The tax returns of significant consolidated subsidiaries are currently under examination, including Israel (2004 and later years) and Republic of China (Taiwan) (1996 and later years). We are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

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

Based on our anticipated U.S. cash requirements, we expect that we will need to repatriate additional cash to repay the term loan outstanding under our credit facility, and have recorded additional tax expense in 2008 on this expected transaction because such earnings are not deemed to be indefinitely reinvested outside of the United States.

Except as described above, earnings generated by our non-U.S. subsidiaries are deemed to be reinvested outside of the United States indefinitely. Accordingly, generally no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The determination of our U.S. cash needs requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: forecasts of revenue, operating income, capital expenditures, interest rates, and the timing of significant transactions. Due to the inherent uncertainty involved in making these estimates and assumptions, actual financial results could differ from those estimates and assumptions, which may require us to repatriate additional cash and incur additional tax expense.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2008	2007	2006
Costs of products sold	78.6%	75.5%	74.2%
Gross profit	21.2%	24.5%	25.5%
Selling, general, and administrative expenses	16.0%	15.5%	15.6%
Operating income (loss)	-58.4%	7.7%	8.1%
Income (loss) from continuing operations
before taxes and minority interest	-59.2%	7.3%	7.4%
Income (loss) from continuing operations	-59.7%	5.0%	5.4%
Net earnings (loss)	-61.3%	4.6%	5.4%
________
Effective tax rate	-0.7%	31.2%	26.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Net revenues	$2,822,211	$2,833,266	$2,581,477
Change versus prior year	$(11,055)	$251,789
Percentage change versus prior year	-0.4%	9.8%

Changes in net revenues were attributable to the following:

	2008 vs. 2007	2007 vs. 2006
Change attributable to:
Change in volume	-2.6%	1.6%
Decrease in average selling prices	-3.0%	-1.8%
Foreign currency effects	2.6%	2.7%
Acquisitions	2.5%	7.2%
Other	0.1%	0.1%
Net change	-0.4%	9.8%

The markets for our products were relatively stable during the first half of 2008. Beginning in the third quarter of 2008, we experienced a substantial slow down in our order rate, as the markets for our products began to be impacted by the economic downturn. The automotive industry seems most heavily impacted, but sales of products for virtually all end-uses were below expectations. The decrease in volumes and average selling prices were largely offset by acquisitions and foreign currency effects. The weakening U.S. dollar effectively increased the amount reported for revenues for the year ended December 31, 2008 versus the prior year.

The markets for our products were relatively stable during the year ended December 31, 2007, compared to the year ended December 31, 2006. The overall increase in net revenues in 2007 was principally driven by acquisitions. The weakening U.S. dollar also effectively increased the amount reported for revenues during the year ended December 31, 2007 versus the prior year.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $77.2 million, $81.9 million, and $59.0 million, for the years ended December 31, 2008, 2007, and 2006, respectively, or, as a percentage of gross sales 2.7%, 2.8%, and 2.2%, respectively. We also assumed $5.6 million of liabilities for distributor incentive programs as part of our acquisitions in 2007. Actual credits issued under the programs for the years ended December 31, 2008, 2007, and 2006 were approximately $79.9 million, $79.6 million, and $68.4 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. Royalty revenues, included in net revenues on the consolidated statements of operations, were $3.0 million, $7.8 million, and $7.6 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2008 were 21.2%, as compared to 24.5% for year ended December 31, 2007. This decrease in gross profit margin reflects lower average selling prices, negative foreign currency effects, generally higher precious metals and raw materials costs, and a less favorable product mix. Gross profit margins for the year ended December 31, 2008 also reflect losses on adverse purchase commitments of $6.0 million.

Gross profit margins for the year ended December 31, 2007 were 24.5%, as compared to 25.5% for the year ended December 31, 2006. This decrease in gross profit margin reflects lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies. Gross profit margins for 2007 were also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. This decrease in gross margin in 2007 is partially offset by the absence of certain charges recorded in the prior year. Gross profit margin for 2006 reflects losses on tantalum purchase commitments of $5.7 million, inventory write-downs and write-offs of $9.6 million, and charges to resolve past quality issues of $2.9 million. The improvement in gross margin attributable to the absence of these charges is more than offset by lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies.

See “Israeli Government Incentives” regarding Israeli government grants, which are recorded as a reduction to costs of products sold.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Net revenues	$1,460,826	$1,489,600	$1,291,432
Change versus prior year	$(28,774)	$198,168
Percentage change versus prior year	-1.9%	15.3%

Changes in Semiconductors segment net revenues were attributable to the following:
	2008 vs. 2007	2007 vs. 2006
Change attributable to:
Change in volume	-3.4%	4.1%
Decrease in average selling prices	-4.7%	-3.2%
Foreign currency effects	2.1%	1.8%
Acquisitions	4.0%	12.9%
Other	0.1%	-0.3%
Net change	-1.9%	15.3%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Years ended December 31,
	2008	2007	2006
Gross margin percentage	20.2%	23.8%	26.3%

Changes in gross margin are largely driven by changes in net revenues, but also reflect our continuing cost cutting efforts. The decreases in gross profit margins in 2008 versus 2007 and in 2007 versus 2006 reflect lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies. Gross profit margins for 2008 and 2007 were also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Additionally, several items impact the comparability of gross margins of the Semiconductors segment, as summarized in the table below (in thousands):

	Years ended December 31,
	2008	2007	2006
Loss on purchase commitments	$3,766	$-	$-
Settlement of past quality issues	-	-	1,100

Passive Components Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Net revenues	$1,361,385	$1,343,666	$1,290,045
Change versus prior year	$17,719	$53,621
Percentage change versus prior year	1.3%	4.2%

Changes in Passive Components segment net revenues were attributable to the following:

	2008 vs. 2007	2007 vs. 2006
Change attributable to:
Change in volume	-1.7%	-0.6%
Decrease in average selling prices	-1.1%	-0.3%
Foreign currency effects	3.2%	3.6%
Acquisitions	0.9%	1.5%
Other	0.0%	0.0%
Net change	1.3%	4.2%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Years ended December 31,
	2008	2007	2006
Gross margin percentage	22.1%	25.4%	24.8%

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

The decrease in gross margin for 2008 compared to 2007 reflects lower average selling prices, negative foreign currency effects, generally higher precious metals and raw materials costs, and a less favorable product mix.

Additionally, several items impact the comparability of gross margins of the Passive Components segment, as summarized in the table below (in thousands):

	Years ended December 31,
	2008	2007	2006
Loss on purchase commitments	$2,258	$-	$5,687
Write-downs of tantalum and palladium inventories	-	-	9,602
Settlement of past quality issues	-	-	1,785

The improvement in gross margin for 2007 compared to 2006 is primarily due to the absence of these charges. The improvements in gross margin attributable to the absence of these charges is partially offset by lower sales volume, higher precious metals and raw materials costs, and a less favorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2008	2007	2006
Total SG&A expenses	$450,879	$439,017	$403,027
as a percentage of sales	16.0%	15.5%	15.6%

The increase in total SG&A expenses in the year ended December 31, 2008 versus the year ended December 31, 2007 is generally attributable to a weaker U.S. dollar. The increase in total SG&A expenses in the year ended December 31, 2007 versus the year ended December 31, 2006 is largely attributable to increased revenues, as evidenced by a decrease in SG&A expenses as a percentage of sales. Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2008	2007	2006
Amortization of intangible assets	$20,798	$16,566	$12,920
Patent infringement case	6,600	-	-
Transition services agreements	1,600	5,200	-
Net gains on sales of assets	(7,584)	(3,490)	(972)
Environmental remediation costs	-	-	3,600

The increases in amortization expense are principally due to the acquisitions of our partner’s 51% interest in the Indian transducers joint venture, Powertron GmbH, and the wet tantalum capacitor business of KEMET Corporation in 2008 and the acquisitions of the PCS business in 2007. Amortization expense also increased in 2008 due to the initiation of amortization of certain tradenames after determining that these indefinite-lived intangible assets were impaired.

The transition services agreements were associated with our acquisition of the PCS business.

Of the $7.6 million net gains on sales of assets in 2008, approximately $4.5 million was realized in a single transaction. Of the $3.5 million net gains on sales of assets in 2007, approximately $3.1 million was realized in a single transaction.

SG&A expenses for 2006 include $3.6 million of adjustments to increase the estimated cost of environmental remediation obligations associated with the 2001 General Semiconductor acquisition.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We expect to continue to incur restructuring expenses to reduce our costs, particularly in light of the current economic environment, as explained in “Cost Management” above and in Note 4 to our consolidated financial statements.

We recorded restructuring and severance costs of $62.5 million and related asset write-downs of $5.1 million during 2008. Most of the costs related to our planned 2008 restructuring projects were recorded in the first quarter of 2008. In response to the economic downturn during the latter half of 2008, we undertook significant measures to cut costs.

Other Income (Expense)

2008 Compared to 2007

Interest expense for the year ended December 31, 2008 decreased by $4.4 million compared to the year ended December 31, 2007. This decrease is primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt.

On August 1, 2008, the holders of our convertible subordinated notes had the option to require us to repurchase the notes for the principal amount of the notes. Substantially all (99.6%) of the holders of the notes exercised their option. As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $13.6 million associated with the 2003 issuance of the convertible subordinated notes. This noncash write-off is reported in a separate line item in the consolidated statement of operations.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2008	2007	Change
Foreign exchange loss	$(609)	$(5,164)	$4,555
Interest income	12,642	19,419	(6,777)
Dividend income	96	470	(374)
Incentive from Chinese government	800	1,238	(438)
Other	1,947	(15)	1,962
	$14,876	$15,948	$(1,072)

2007 Compared to 2006

Interest expense for the year ended December 31, 2007 decreased by $3.6 million compared to the year ended December 31, 2006. This decrease is primarily due to the repayment of our Liquid Yield Option™ Notes (“LYONs”) in June 2006 and decreases in the variable rate paid on the exchangeable notes due 2102.

On June 4, 2006, the holders of our LYONs had the option to require us to repurchase the notes for their accreted value on that date. All LYONs holders exercised their option. As a result of this repurchase, we recorded a loss on early extinguishment of debt to write-off unamortized debt issuance costs of $2.9 million associated with the LYONs. This noncash write-off is reported in a separate line item in the consolidated statement of operations.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2007	2006	Change
Foreign exchange loss	$(5,164)	$(6,490)	$1,326
Interest income	19,419	22,401	(2,982)
Dividend income	470	261	209
Incentive from Chinese government	1,238	-	1,238
Other	(15)	1,247	(1,262)
	$15,948	$17,419	$(1,471)

Income Taxes

The effective tax rate, based on income (loss) from continuing operations before income taxes and minority interest, for the year ended December 31, 2008 was -0.7%, as compared to 31.2% for the year ended December 31, 2007, and 26.5% for the year ended December 31, 2006.

Income tax expense for the years ended December 31, 2008 and 2007 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, and related items, and, in 2008, actual and anticipated repatriation of cash to the United States. These items total $36.9 million and $8.3 million in 2008 and 2007, respectively.

Additionally, the effective tax rate for the year ended December 31, 2008 is largely impacted by the goodwill and indefinite-lived intangible asset impairment charges recorded in 2008. The vast majority of our goodwill is not deductible for income tax purposes. We recognized tax benefits of $55.2 million during 2008, associated with the goodwill and indefinite-lived intangible asset impairment charges.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries, incurring additional tax expense. We expect that we will need to repatriate additional cash to repay the term loan outstanding under our credit facility, and have recorded additional tax expense in 2008 on this expected transaction because such earnings are not deemed to be indefinitely reinvested outside of the United States. Except for this expected cash need, cash and profits generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.

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

The effective tax rates for 2008, 2007, and 2006 also reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses are available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

A worldwide financial crisis became more pronounced and intensified significantly in the latter half of 2008. This has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies.

We believe that Vishay has adequate financial resources to weather the current recessionary environment, and we remain confident for the long-term prospects for the electronics industry. However, the factors driving the current economic crisis are different than in previous recessions, and as a result, there is limited historical experience available to guide our business strategy.

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. Vishay has generated cash flows from operations in excess of $200 million in each of the past 7 years, and cash flows from operations in excess of $100 million in each of the past 14 years.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Vishay has generated positive “free cash” in each of the past 12 years, and “free cash” in excess of $80 million in each of the past 7 years. In light of the current economic slow down, we intend to continue to focus on the generation of free cash, including an emphasis on cost controls. There is no assurance, however, that we will be able to continue to generate free cash during the current downturn.

We utilized some of the cash generated from operations in prior years to reduce our debt levels in 2008. Substantially all of this cash was repatriated to the United States from our non-U.S. subsidiaries. As more fully described in Note 6 to our consolidated financial statements, on August 1, 2008, Vishay repurchased substantially all of the convertible subordinated notes due 2023 for an aggregate purchase price of $498.1 million. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility, and $125 million from a new term loan.

The following table summarizes the components of net debt at December 31, 2008 and December 31, 2007 (in thousands):

	December 31,	December 31,
	2008	2007
Credit facility - revolving debt	$125,000	$-
Credit facility - term loan	112,500	-
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	500,000
Other debt	2,305	3,583
Total debt	346,675	608,583

Cash and cash equivalents	324,164	537,295

Net debt	$22,511	$71,288

Measurements such as “free cash” and “net debt” do not have uniform definitions and are not recognized in accordance with generally accepted accounting principles (“GAAP”). Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, and that an analysis of “net debt” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

The early extinguishment of the convertible subordinated notes in August 2008 will have a negligible impact on future net interest expense, as both interest expense and interest income will decrease.

Over 95% of the December 31, 2008 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of December 31, 2008 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, the same as of December 31, 2007. Our ratio of total debt to stockholders’ equity was 0.22 to 1 at December 31, 2008, as compared to 0.18 to 1 as of December 31, 2007. The change in this ratio reflects both the reduction of debt subsequent to the repurchase of the convertible subordinated notes in August 2008 and also the reduction of equity resulting from the noncash goodwill and indefinite-lived intangible asset impairment charges recorded during 2008.

Cash flows provided by continuing operating activities were $267.5 million for the year ended December 31, 2008, as compared to cash flows provided by operations of $354.0 million for the year ended December 31, 2007. This decrease is principally due to less favorable operating results (adjusted for noncash expenses and charges), partially offset by smaller changes in net working capital during the year ended December 31, 2008 versus the prior year. Net working capital of the acquired PCS business increased by $68.2 million between the date of acquisition and December 31, 2007, which had a negative impact on reported cash flows from continuing operating activities for the year ended December 31, 2007. We acquired the PCS business with very little net working capital. Net revenues from PCS business product lines since the date of acquisition have generated a significant increase in accounts receivable.

Cash used by discontinued operating activities of $12.8 million for year ended December 31, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued investing activities for the year ended December 31, 2008 reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems. Cash used by discontinued operating activities of $10.2 million for the year ended December 31, 2007 primarily reflects an increase in working capital of the ASBU business.

Cash paid for property and equipment for the year ended December 31, 2008 was $152.0 million, as compared to our original plan of approximately $170 million, and as compared to $200.0 million for the year ended December 31, 2007. To preserve cash, we significantly curtailed our capital spending in the latter half of 2008. Our total capital expenditures are projected to be significantly lower in 2009 as a result of the economic uncertainty. We estimate that 2009 capital expenditures will be less than $70 million. This reduced level of annual capital spending is temporary and not sustainable in an expanding economy.

Cash paid for acquisitions for the year ended December 31, 2008 totaled $74.2 million for the acquisitions of our partner’s 51% interest in a transducer manufacturing joint venture, Powertron GmbH, and the KEMET wet tantalum business. This amount also includes a $15 million loan extended to KEMET as part of the wet tantalum business acquisition. Cash paid for acquisitions for the year ended December 31, 2007 was $331.8 million, representing the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.7 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012. As more fully described in Note 6 to the consolidated financial statements, we entered into an amendment to this credit facility to also provide a term loan commitment up to $125 million. This term loan commitment was drawn in July 2008 to fund a portion of the repurchase of the convertible subordinated notes and $112.5 million remains outstanding at December 31, 2008. The first principal payment on this term loan was due on January 1, 2009, and was made on December 31, 2008. We also utilized $125 million of our revolving credit facility to fund a portion of the repurchase of the convertible subordinated notes, which also remains outstanding at December 31, 2008. At December 31, 2007, there were no amounts outstanding under the credit facility.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. The credit facility also restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial measures and ratios.

The financial maintenance covenants include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since December 31, 2006; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charge coverage ratio of not less than 2.50 to 1; and a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is more fully described in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008, and is hereby incorporated by reference.

We were in compliance with all covenants at December 31, 2008. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,294 million, which is $229 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 0.98 to 1, 9.36 to 1, and 0.70 to 1, respectively.

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

As described above, we have utilized the credit facility, including the new term loan commitment, to repurchase the convertible subordinated notes in August 2008. The timing and location of scheduled payments have also required us to draw on our revolving credit facilities from time to time over the past year. While the timing and location of scheduled payments for certain liabilities will require us to draw additional amounts on our credit facility from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, to fund scheduled debt maturities, and to fund our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Economic Outlook and Impact on Operations and Future Financial Results

The worldwide financial crisis will have direct and indirect impacts on our business operations and the amounts reported in our consolidated financial statements. Many of these impacts are related to inherent risks of our business, as more fully described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Specifically, these impacts could include, but are not limited to, the following:

Orders, Revenues, and Margins

A decline in product demand on a global basis could result in order cancellations and deferrals, lower total revenues, and lower average selling prices. Our customers may cancel orders if business is weak and their inventories are excessive. We have experienced substantial cancellations and/or deferrals of orders to future periods in the current economic environment. A slowdown in demand or recessionary trends in the global economy make it more difficult for us to predict our future sales and manage our operations.

Declines in demand are driven by market conditions in the end-use markets for our products. Changes in the demand mix, needed technologies, and these end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand. This may result in a material increase in excess or obsolete inventory and excess capacity, which will reduce gross margins.

Furthermore, a reduction in sales volume may, in turn, result in a reduction of production volume. A reduction in production volume would reduce the number of units available to absorb fixed costs, increasing the costs of individual units produced and resulting in lower gross margins when those units are sold.

Prices of Raw Materials

The prices of certain raw materials used in our products, particularly precious metals, are highly volatile. From time to time, we enter into purchase commitments to acquire these materials at fixed prices. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For periods when the prices of these materials are declining, we may be required to record losses on adverse purchase commitments, as we did in the fourth quarter of 2008 as a result of rapid declines in the market prices for copper, palladium, and certain other metals. Such declines might also require us to write down our inventory carrying costs for these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost or committed purchase price, this write-down could have a material adverse effect on our net earnings. For periods when the prices of these materials are increasing, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which these materials are used.

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

Acquisitions

Our growth strategy historically has included expansion through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. In response to the uncertain economic conditions, we do not plan to actively pursue acquisitions, but will consider special opportunities should they arise. The failure to pursue acquisitions could impede our future growth. Furthermore, if a special opportunity should arise, our ability to finance the acquisition may be limited, particularly in light of the current credit crisis.

Access to Capital Markets

In the United States, we presently have a revolving credit facility with approximately $114 million of unused borrowing capacity at December 31, 2008. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If Vishay were to require additional capital, either to sustain normal operations, fund debt maturities, or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

Interest Rates

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility and our exchangeable notes due 2102 bear interest at variable rates based on LIBOR. LIBOR fluctuated significantly during the period from June to December 2008, from a low of 1.4% to a high of 4.8%, and in early 2009, when it reached a low of 0.4%. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash balances. However, their can be no assurance that the interest rate earned on cash balances will move in tandem with the interest rate paid on our variable-rate debt.

Impairment of Assets

During 2008, we have recorded material impairment charges to reduce the carrying value of our goodwill to zero, and to reduce the carrying value of certain intangible assets and certain property and equipment. These impairments are generally measured based on expected future cash flows. A continued decline in market conditions could require us to assess whether or not our assets are further impaired, and may require additional, material impairment charges.

Capital Expenditures

To preserve cash, we plan to defer certain capital expenditures. This could limit our new product introductions or our ability to meet customer demands. As a result, when the economy rebounds, we may not have adequate manufacturing capacity, or we may have difficulty expanding our manufacturing capacity, to satisfy demand.

Research and Development

Our regular R&D programs are continuing and we will continue to roll out the new products that the market demands. Some of our R&D activities, however, have very long-term goals. To reduce costs, we plan to defer certain projects.

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates. See “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefits” above for a further discussion of the expected impact on 2009 net periodic pension cost.

Events in the financial markets have led to declines in the fair value of investment securities held by our pension plans. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

In December 2008, the President of the United States signed the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). WRERA provides certain relief from defined benefit plan funding requirements. We are still evaluating the impact of WRERA on our U.S. defined benefit pension plans. We anticipate making contributions to U.S. defined benefit pension plans of between $20 million and $25 million in 2009, although this amount could materially change based on our evaluation of WRERA.

Restructuring

Due to the recessionary pressures, we expect to restructure our operations to reduce our cost structure and to remain competitive. In such restructuring programs, we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. During this process, we may experience under-utilization of certain plants in high-labor-cost regions and capacity constraints in plants located in low-labor-cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of lay-offs or termination of our employees in high-labor-cost countries.

Income Taxes

We have recorded deferred tax assets representing future tax benefits, but may not be able to generate sufficient income to realize these future tax benefits in certain jurisdictions. A sustained decline in economic conditions could affect the ultimate realizability of these deferred tax assets and could require us to record a valuation allowance for these deferred tax assets.

Based on our anticipated U.S. cash requirements, we expect that we will need to repatriate additional cash to repay the term loan outstanding under our credit facility, and have recorded additional tax expense in 2008 on this expected transaction because such earnings are not deemed to be indefinitely reinvested outside of the United States. Depending on the length and severity of the recession, we may have additional U.S. cash needs which may require us to repatriate additional cash from our non-U.S. subsidiaries and incur additional tax expense.

Foreign Currency

Foreign currency exchange rates have fluctuated significantly over the past year. We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. Economic uncertainty in the current environment exacerbates the possibility of significant adverse movements in foreign currency exchange rates which could, in turn, have a significantly adverse effect on our operating results. See also “Foreign Currency Translation” above for additional discussion and analysis of the effects of foreign currency.

Contractual Commitments

As of December 31, 2008 we had contractual obligations as follows (in thousands):

		Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt	$346,675	$13,044	$100,187	$125,918	$107,526
Interest payments on long-term debt	161,985	9,437	14,432	4,287	133,829
Operating leases	135,636	25,400	40,812	26,208	43,216
Expected pension and
postretirement plan funding	342,836	29,522	60,111	66,529	186,674
Estimated costs to complete
construction in progress	21,400	14,800	6,600	-	-
Uncertain tax positions	47,778	2,023	-	-	45,755
Purchase commitments	116,087	61,608	36,274	18,205	-
Total contractual cash obligations	$1,172,397	$155,834	$258,416	$241,147	$517,000

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102. Various factors could have a material effect on the amount of future interest payments. Among other things, interest commitments are based on the rate prevailing at December 31, 2008, but actual rates are variable and are certain to change over time. Also, approximately $105 million of our outstanding debt is exchangeable for common stock at the option of the holder, although the price of our common stock is currently substantially below the level at which conversion would be economical. Commitments for interest payments on long-term debt also include commitment fees under our revolving credit facility, which expires in April 2012.

Our consolidated balance sheet at December 31, 2008 includes approximately $47.8 million of liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business. Of this amount, $2.0 million is expected to be paid in less than one year. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, with the exception of the $2.0 million described above, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities. Accordingly, the remaining uncertain tax positions were classified as payments due after five years.

The purchase commitments in the table above principally include certain metals and silicon wafers. The purchase commitments for certain metals are at prices in excess of currently quoted market prices.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. The purchase commitments in the table above include the estimated minimum commitments for silicon wafers under these agreements. Our actual purchases in future periods are expected to be greater than these minimum commitments.

Generally accepted accounting principles require that management evaluate if purchase commitments are at prices in excess of current market price. The purchase commitments for silicon wafers described above are for the manufacture of proprietary products using Vishay Siliconix-owned technology licensed to this subcontractor by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments. Management believes that these commitments are at prices which are not in excess of estimated current market prices.

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

See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” for additional related information.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, several new accounting pronouncements became effective in 2008 or will become effective in future periods.

The adoption of SFAS No. 141-R, Business Combinations, effective January 1, 2009, will change the manner in which Vishay accounts for acquisitions. While this new standard will impact all companies that make acquisitions, certain aspects of the new standard will have a particular impact on Vishay.

A primary tenet of our business strategy has been the expansion within the electronic components industry through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. Although we will not actively pursue acquisitions in the current uncertain economic environment, we expect to resume acquisition activity when the economy rebounds. Our acquisition strategy relies upon reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives.

Under present accounting standards, plant closure and employee termination costs that we incur in connection with our acquisition activities are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations. SFAS No. 141-R will require such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.

The adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) on January 1, 2009 will require retroactive restatement of interest expense for the years ended December 31, 2007 and 2008. For Vishay, this would represent imputed interest expense related to the convertible subordinated notes due 2023, which were substantially all repurchased in August 2008. The impact of FSP APB 14-1 on the remaining outstanding convertible notes is expected to be immaterial to future periods. Vishay will report an increase in interest expense associated with these notes for the full year of 2007 and the first three quarters of 2008. Vishay estimates that the retrospective application of this FSP will reduce reported net earnings for the year ended December 31, 2007 by approximately $23 million, and increase the reported net loss for the year ended December 31, 2008 by approximately $1 million.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2008, 2007, and 2006 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on substantially all of our outstanding debt. The exchangeable notes, of which $105 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread. At December 31, 2008, we had $125 million outstanding under the revolving credit facility and $112.5 million outstanding under the term loan facility, due to the repurchase of the convertible subordinated notes on August 1, 2008. The present amounts outstanding under the revolving credit facility bear interest at LIBOR plus 1.00%, and the term loan bears interest at LIBOR plus 2.50%.

At December 31, 2008, we have $324 million of cash and cash equivalents, which accrues interest at various variable rates.

Based on the debt and cash positions at December 31, 2008, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.7 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2008, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation is particularly evident for products produced in Israel, the Czech Republic, and China.

We estimate that a 10% movement in the value of the U.S. dollar against all foreign currencies would impact our net earnings by approximately $3.7 million, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

If the U.S. dollar strengthened or weakened by 10% versus each of the following foreign currencies, with all other currencies being held constant, we estimate that our net earnings would increase (decrease) as follows (in thousands):

	10% Strengthening	10% Weakening
Currency:
Euro	$(4,200)	$4,200
Israeli shekel	6,600	(6,600)
British pound	(1,000)	1,000
Taiwan dollar	800	(800)
Chinese renminbi	600	(600)
Singapore dollar	(500)	500
Hong Kong dollar	400	(400)
Czech koruna	(400)	400
Hungarian forint	(300)	300
Philippines peso	300	(300)
All other currencies, net	1,400	(1,400)
All currencies simultaneously	$3,700	$(3,700)

A change in the mix of the currencies in which we transact our business could have a material effect on the estimated impact of the hypothetical 10% movement in the value of the U.S. dollar. Furthermore, the timing of cash receipts and disbursements could result in materially different actual results versus the hypothetical 10% movement in the value of the U.S. dollar, particularly if there are significant changes in exchange rates in a short period of time.

Commodity Price Risk

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers or are subject to significant price volatility. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We are acquiring tantalum raw material from all of them under short-term commitments. See Note 14 to our consolidated financial statements for information on our previous long-term tantalum purchase commitments, which expired in 2006.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008.

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $8.6 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

The declines in metals prices experienced during the latter half of 2008 were more significant than the hypothetical 10% change in prices cited above. For example, the market price of copper at December 31, 2008 was over 60% lower than the record-high price attained earlier in 2008. Our purchase commitments as of December 31, 2008 only represent a portion of our 2009 metals needs.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and has expressed an unqualified opinion on those consolidated financial statements, as stated in their report which is included herein on page F-2. Ernst & Young LLP has also issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

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

Certain information required under this Item with respect to our Executive Officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant.”

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2008 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

2.10

Asset Purchase Agreement dated as of September 15, 2008, by and between KEMET Electronics Corporation (a wholly-owned subsidiary of KEMET Corporation) and Siliconix Technology C.V. (a wholly-owned subsidiary of Vishay Intertechnology, Inc.). Incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2008.

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

10.1	Vishay Intertechnology Section 162(m) Cash Bonus Plan. Incorporated by reference to Annex B to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology Senior Executive Phantom Stock Plan. Incorporated by reference to Annex C to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.3	Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, dated as of June 24, 2008. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

10.4	First Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 16, 2008.

10.5	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

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

10.8

Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective April 2008). Incorporated by reference to Annex A to our Proxy Statement, dated April 16, 2008, for our 2008 Annual Meeting of Stockholders.

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

10.12

Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed December 23, 2002.

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

10.17	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb.

10.18

Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Ziv Shoshani. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.19	Employment agreement, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed December 10, 2008.

10.20

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

10.23

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

10.25*

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

10.28

Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent. Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.29

Loan Agreement dated as of September 15, 2008, between KEMET Electronics Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.30

Pledge and Security Agreement dated as of September 15, 2008 made by KEMET Electronics Corporation in favor of Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2008.

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

VISHAY INTERTECHNOLOGY, INC.

By:	/s/ Gerald Paul
Dr. Gerald Paul
President and Chief Executive Officer

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer, and Director	February 26, 2009
Dr. Gerald Paul

Principal Financial Officer:

/s/ Lior E. Yahalomi	Executive Vice President and Chief Financial Officer	February 26, 2009
Dr. Lior E. Yahalomi

Principal Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief Accounting Officer	February 26, 2009
Lori Lipcaman

Board of Directors:

/s/ Felix Zandman	Executive Chairman of the Board of Directors	February 26, 2009
Dr. Felix Zandman

/s/ Marc Zandman	Vice-Chairman of the Board of Directors	February 26, 2009
Marc Zandman

/s/ Zvi Grinfas	Director	February 26, 2009
Zvi Grinfas

/s/ Eli Hurvitz	Director	February 26, 2009
Eli Hurvitz

/s/ Abraham Ludomirski	Director	February 26, 2009
Abraham Ludomirski

/s/ Wayne M. Rogers	Director	February 26, 2009
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 26, 2009
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 26, 2009
Ziv Shoshani

/s/ Thomas C. Wertheimer	Director	February 26, 2009
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 26, 2009
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2009

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the internal control over financial reporting of Vishay Intertechnology, Inc. as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Vishay Intertechnology, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2009

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$324,164	$537,295

Accounts receivable, net of allowances for doubtful
accounts of $3,310 and $6,133, respectively	311,197	441,772

Inventories:
Finished goods	173,280	159,713
Work in process	211,320	224,667
Raw materials	153,419	170,329

Deferred income taxes	15,251	26,426
Prepaid expenses and other current assets	139,903	153,988
Assets held for sale (see Note 2)	-	28,611
Total current assets	1,328,534	1,742,801

Property and equipment, at cost:
Land	98,827	101,938
Buildings and improvements	508,579	485,342
Machinery and equipment	2,091,124	2,001,390
Construction in progress	80,857	101,659
Allowance for depreciation	(1,617,225)	(1,469,331)
	1,162,162	1,220,998

Goodwill	-	1,676,497

Other intangible assets, net	177,782	192,591

Other assets	147,482	162,348
Total assets	$2,815,960	$4,995,235

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2008	2007
Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$11,293	$30
Trade accounts payable	104,608	173,039
Payroll and related expenses	117,197	140,879
Other accrued expenses	191,086	235,728
Income taxes	24,901	34,653
Current portion of long-term debt	13,044	1,346
Liabilities related to assets held for sale (see Note 2)	-	11,253
Total current liabilities	462,129	596,928

Long-term debt, less current portion	333,631	607,237
Deferred income taxes	18,842	24,216
Deferred grant income	3,143	1,044
Other liabilities	123,207	122,958
Accrued pension and other postretirement costs	325,112	280,713

Minority interest	5,038	5,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized - 300,000,000 shares; 172,200,536 and 171,989,392 shares outstanding after deducting 274,173 shares in
treasury	17,220	17,199
Class B convertible common stock, par value $0.10 per share:
authorized - 40,000,000 shares; 14,352,888 and 14,352,888
shares outstanding after deducting 279,453 shares in
treasury	1,435	1,435
Capital in excess of par value	2,256,075	2,252,296
(Accumulated deficit) retained earnings	(805,841)	925,575
Accumulated other comprehensive income (loss)	75,969	160,270
	1,544,858	3,356,775
	$2,815,960	$4,995,235

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,
	2008	2007	2006
Net revenues	$2,822,211	$2,833,266	$2,581,477
Costs of products sold	2,219,220	2,138,438	1,916,658
Loss on purchase commitments	6,024	-	5,687
Gross profit	596,967	694,828	659,132

Selling, general, and administrative expenses	450,879	439,017	403,027
Restructuring and severance costs	62,537	14,681	40,220
Asset write-downs	5,073	3,869	6,685
Impairment of goodwill and indefinite-lived intangibles	1,723,174	-	-
Terminated tender offer expenses	4,000	-	-
Contract termination charge	-	18,893	-
Operating income (loss)	(1,648,696)	218,368	209,200

Other income (expense):
Interest expense	(24,264)	(28,652)	(32,215)
Loss on early extinguishment of debt	(13,601)	-	(2,854)
Other	14,876	15,948	17,419
	(22,989)	(12,704)	(17,650)
Income (loss) from continuing operations before
taxes and minority interest	(1,671,685)	205,664	191,550

Income tax expense	11,187	64,133	50,836
Minority interest	718	1,180	978

Income (loss) from continuing operations	(1,683,590)	140,351	139,736

Loss from discontinued operations, net of tax	(47,826)	(9,587)	-
Net earnings (loss)	$(1,731,416)	$130,764	$139,736

Basic earnings (loss) per share:*
Continuing operations	$(9.03)	$0.76	$0.76
Discontinued operations	$(0.26)	$(0.05)	$-
Net earnings (loss)	$(9.29)	$0.70	$0.76

Diluted earnings (loss) per share:*
Continuing operations	$(9.03)	$0.74	$0.73
Discontinued operations	$(0.26)	$(0.05)	$-
Net earnings (loss)	$(9.29)	$0.69	$0.73

Weighted average shares outstanding - basic	186,403	185,646	184,400

Weighted average shares outstanding - diluted	186,403	198,226	210,316

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2008	2007	2006
Continuing operating activities
Net earnings (loss)	$(1,731,416)	$130,764	$139,736
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on discontinued operations, net of tax	47,826	9,587	-
Impairment of goodwill and indefinite-lived intangibles, net of tax	1,668,036	-	-
Depreciation and amortization	221,751	214,691	196,963
Gain on disposal of property and equipment	(7,584)	(3,490)	(972)
Minority interest in net earnings of consolidated subsidiaries	718	1,180	978
Accretion of interest on convertible debentures	-	-	1,700
Write-downs of tantalum and palladium inventories	-	-	9,602
Contract termination charge	-	18,893	-
Inventory write-offs for obsolescence	38,478	25,766	27,773
Changes in purchase commitment liability	6,024	-	(19,741)
Pensions and other postretirement benefits	24,017	20,981	27,978
Loss on early extinguishment of debt	13,601	-	2,854
Asset write-downs	5,073	3,869	6,685
Deferred grant income	(1,386)	(4,837)	(6,041)
Deferred income taxes	(12,771)	17,202	9,249
Other	24,885	(3,268)	2,334
Net change in operating assets and liabilities, net of effects of businesses acquired	(29,797)	(77,326)	(49,632)
Net cash provided by continuing operating activities	267,455	354,012	349,466

Continuing investing activities
Capital expenditures	(151,994)	(200,027)	(183,298)
Redemption of short-term investments	-	-	9,925
Proceeds from sale of property and equipment	17,696	6,720	9,053
Purchase of businesses, net of cash acquired	(74,234)	(331,784)	(14,989)
Proceeds from sale of business	-	18,667	750
Other investing activities	450	(8,562)	-
Net cash used in continuing investing activities	(208,082)	(514,986)	(178,559)

Continuing financing activities
Proceeds from long-term borrowings, net of issuance costs	123,379	-	75
Principal payments on long-term debt and capital leases	(514,053)	(3,854)	(152,973)
Net proceeds (payments) on revolving credit lines	125,000	(1,356)	(46)
Net changes in short-term borrowings	10,635	(595)	(2,948)
Proceeds from stock options exercised	617	20,694	3,327
Net cash provided by (used in) continuing financing activities	(254,422)	14,889	(152,565)
Effect of exchange rate changes on cash and cash equivalents	(6,759)	23,306	30,667
(Decrease) increase in cash and cash equivalents from continuing activities	(201,808)	(122,779)	49,009

Net cash used by discontinued operating activities	(12,753)	(10,179)	-
Net cash provided (used) by discontinued investing activities	1,430	(1,333)	-
Net cash used by discontinued financing activities	-	-	-
Net cash used by discontinued operations	(11,323)	(11,512)	-
Net (decrease) increase in cash and cash equivalents	(213,131)	(134,291)	49,009

Cash and cash equivalents at beginning of year	537,295	671,586	622,577
Cash and cash equivalents at end of year	$324,164	$537,295	$671,586
See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity
Balance at January 1, 2006	$16,946	$1,468	$2,225,871	$657,166	$(45,599)	$2,855,852
Net earnings	-	-	-	139,736	-	139,736
Foreign currency translation adjustment	-	-	-	-	89,310	89,310
Minimum pension liability adjustment	-	-	-	-	10,683	10,683
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	92	92
Comprehensive loss						239,821
Phantom and restricted stock issuances (18,727 shares)	2	-	(2)	-	-	-
Stock options exercised (303,045 shares)	30	-	2,827	-	-	2,857
Stock compensation expense	-	-	806	-	-	806
Tax effects relating to stock plan	-	-	470	-	-	470
Conversions from Class B to common (321,079 shares)	32	(32)	-	-	-	-
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	(18,993)	(18,993)
Balance at December 31, 2006	$17,010	$1,436	$2,229,972	$796,902	$35,493	$3,080,813
Net earnings	-	-	-	130,764	-	130,764
Foreign currency translation adjustment	-	-	-	-	84,697	84,697
Pension and other
post-retirement actuarial items	-	-	-	-	40,376	40,376
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	(296)	(296)
Comprehensive income						255,541
Stock options exercised (1,879,107 shares)	188	-	20,505	-	-	20,693
Stock compensation expense	-	-	1,819	-	-	1,819
Conversions from Class B to common (5,473 shares)	1	(1)	-	-	-	-
Adoption of FIN 48	-	-	-	(2,091)	-	(2,091)
Balance at December 31, 2007	$17,199	$1,435	$2,252,296	$925,575	$160,270	$3,356,775

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders’ Equity (continued)
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity
Balance at December 31, 2007	$17,199	$1,435	$2,252,296	$925,575	$160,270	$3,356,775
Net earnings (loss)	-	-	-	(1,731,416)	-	(1,731,416)
Foreign currency translation adjustment	-	-	-	-	(16,673)	(16,673)
Pension and other
post-retirement actuarial items	-	-	-	-	(67,171)	(67,171)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	(457)	(457)
Comprehensive income (loss)						(1,815,717)
Phantom and restricted stock issuances (100,999 shares)	10	-	(10)	-	-	-
Stock options exercised (110,145 shares)	11	-	605	-	-	616
Stock compensation expense	-	-	3,184	-	-	3,184
Balance at December 31, 2008	$17,220	$1,435	$2,256,075	$(805,841)	$75,969	$1,544,858

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Financial Statements

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power conversion and motor control integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells, force measurement sensors, displacement sensors, and photoelastic sensors. Semiconductors and electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronics products, telecommunications, military/aerospace, and medical industries.

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

Note 1 – Summary of Significant Accounting Policies (continued)

Royalty revenues, included in net revenues on the consolidated statements of operations, were $2,996,000, $7,841,000, and $7,595,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $63,161,000, $60,970,000, and $52,077,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $1,386,000, $4,837,000, and $6,041,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Grants receivable of $166,000 and $1,846,000 are included in other current assets at December 31, 2008 and 2007, respectively. Deferred grant income was $3,143,000 and $1,044,000 at December 31, 2008 and 2007, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

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

The Company expects that it will need to repatriate additional cash to repay the term loan outstanding under its credit facility (see Note 6). Except for this expected cash need, cash and profits generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely. Accordingly, generally no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.

Note 1 – Summary of Significant Accounting Policies (continued)

At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

As described in Note 5, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2008 or 2007.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $534,000, $(1,007,000), and $1,550,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2008 was approximately $21.4 million. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $199,847,000, $196,564,000, and $181,552,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses). Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually. These tests are performed more frequently if there are triggering events. Certain of the Company’s tradenames have been assigned indefinite useful lives.

Definite-lived intangible assets are amortized over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty-five years. Capitalized software is being amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations. Customer relationships are being amortized over useful lives of five to fifteen years. Noncompete agreements are being amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

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

As more fully described in Note 3, in light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008, and recorded goodwill impairment charges in each of those quarters.

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the fiscal third quarter, was effectively the Company’s annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2007 or 2006.

The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

Also as more fully described in Note 3, prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth quarters of 2008, the Company performed interim impairment tests for certain indefinite-lived intangible assets. As a result of those assessments, the Company recorded impairment charges during the third quarter of 2008 related to certain tradenames.

The required annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the fiscal third quarter, was effectively the Company’s annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2007 or 2006.

Upon determining that an intangible asset classified as indefinite-lived is impaired, the Company reassesses the useful life of the impaired assets and begins to amortize the remaining carrying value over that useful life.

Note 1 – Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of long-lived assets held-and-used, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

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

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. At December 31, 2008 and 2007, outstanding derivative instruments were not material.

The Company reports derivative instruments on the consolidated balance sheet at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and the ineffective portion, if any, is reported in current period net earnings (loss). Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period net earnings (loss).

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

For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the consolidated results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated results of operations.

Stock-Based Compensation

The Company applies SFAS No. 123-R, Share-Based Payment, to its share-based payment transactions, which requires compensation costs related to such transactions to be recognized in the consolidated financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Vishay adopted SFAS No. 123-R effective January 1, 2006 and applied the modified prospective transition method to account for its employee stock options granted prior to the date the Company adopted SFAS No. 123-R. Under the modified prospective transition method, the fair value of previously granted but unvested equity awards is recognized as compensation expense in the consolidated statement of operations from the date of adoption of SFAS No. 123-R, and prior period results are not restated.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2008 and 2007 do not include claims against third parties.

Note 1 – Summary of Significant Accounting Policies (continued)

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2008, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors and officers’ insurance. At December 31, 2008 and 2007, the captive insurance entity has accrued zero and $244,000, respectively, included in other accrued expenses on the consolidated balance sheet, for outstanding claims.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $6,700,000 is included in other noncurrent assets at December 31, 2008 and 2007, representing the initial capitalization of the captive insurance entity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) SFAS 157-2, which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay has only partially applied SFAS No. 157 as of January 1, 2008, and will be required to apply the additional provisions related to nonfinancial assets and liabilities as of January 1, 2009. The partial application of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption of the remaining aspects which were deferred by FSP SFAS 157-2 is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. While retaining the fundamental requirements of SFAS No. 141, this new statement makes various modifications to the requirements of SFAS No. 141 in regards to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. Vishay will adopt this standard effective January 1, 2009. Earlier adoption is prohibited. The Company is presently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Vishay will adopt this standard effective January 1, 2009. Earlier adoption is prohibited. The Company is presently evaluating the impact of adopting this standard.

Note 1 – Summary of Significant Accounting Policies (continued)

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

In May 2008, the FASB staff issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement). The guidance included in this staff position will significantly impact the accounting for convertible bonds that may be settled in cash. For Vishay, this would include the convertible subordinated notes due 2023, which were substantially all repurchased in August 2008. FSP APB 14-1 will require an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations. Vishay will adopt this FSP effective January 1, 2009. Earlier adoption is prohibited. The adoption of this FSP will require retrospective application to all periods presented. Vishay estimates that the retrospective application of this FSP will reduce reported net earnings for the year ended December 31, 2007 by approximately $23 million, and increase the reported net loss for the year ended December 31, 2008 by approximately $1 million.

In April 2008, the FASB staff issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or require a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted by SFAS No. 142’s entity-specific factors. Vishay will adopt this FSP effective January 1, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

In pricing an acquisition, the Company focuses primarily on the target’s revenues and customer base, the strategic fit of the target’s product line with the Company’s existing product offerings, opportunities for cost cutting and integration with the Company’s existing operations and production, and other post-acquisition synergies, rather than on the target’s assets, such as its property, equipment, and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition (see Note 3).

Also as part of its growth strategy, the Company seeks to explore opportunities with privately held developers of electronic components, whether through acquisition, investment in noncontrolling interests, or strategic alliances.

Year ended December 31, 2008

Vishay made three acquisitions during the year ended December 31, 2008. On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) acquired as part of the April 1, 2007 acquisition of the Power Control Systems (“PCS”) business of International Rectifier Corp.

Acquisition of Partner’s Interest in India Joint Venture

On June 30, 2008, in the Company’s fiscal third quarter, the Company acquired its partner’s interest in a joint venture in India for approximately $9.6 million in cash. Vishay previously owned 49% of this entity, which is engaged in the manufacture and distribution of transducers. The entity has been renamed Vishay Transducers India, Ltd.

As a non-controlled investment, Vishay Transducers India, Ltd. had been accounted for using the equity basis. Effective June 30, 2008, Vishay began reporting this entity as a consolidated subsidiary, included in the Passive Components segment.

The cost to acquire the partner’s 51% interest has been allocated on a pro rata basis to assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill. As a result of this transaction, the Company recorded goodwill of $5.2 million. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles (see Note 3).

Acquisition of Powertron GmbH

On July 23, 2008, the Company acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. For financial reporting purposes, the results of operations for Powertron have been included in the Passive Components segment from July 23, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $9.9 million related to this acquisition. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles (see Note 3).

Note 2 – Acquisition and Divestiture Activities (continued)

Acquisition of Wet Tantalum Business

On September 15, 2008, the Company acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. For financial reporting purposes, the results of operations for the wet tantalum business have been included in the Passive Components segment from September 15, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $19.4 million related to this acquisition. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with U.S. generally accepted accounting principles (see Note 3).

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

During Vishay’s period of ownership of ASBU, the assets and liabilities of ASBU were separately reported in the consolidated balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale were not depreciated or amortized. The Company allocated no goodwill to ASBU in the purchase accounting for the PCS business.

Financial results of discontinued operations for the periods of ownership in the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Year ended December 31,
	2008	2007
Net revenues	$10,995	$41,760

Loss before income taxes	$(43,345)	$(9,097)
Tax expense	4,481	490
Loss from discontinued operations, net of tax	$(47,826)	$(9,587)

The loss before income taxes includes an impairment charge of $32.3 million, recorded in the first quarter of 2008, to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008. The selling price for ASBU was subject to a net working capital adjustment.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts were remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer.

Note 2 – Acquisition and Divestiture Activities (continued)

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

Vishay incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the accompanying consolidated statement of operations.

Note 2 – Acquisition and Divestiture Activities (continued)

Year ended December 31, 2007

As further described below, the Company acquired the PCS business of International Rectifier Corporation and PM Group PLC in April 2007. Concurrent with the acquisition of PM Group PLC, Vishay sold PM Group’s electrical contracting business. Vishay sold the automotive module and subsystems business acquired as part of the PCS business in April 2008, as described above.

During the first quarter of 2007, the Company sold two non-core product lines and recognized a gain of $1.8 million in operating income.

Acquisition of Power Control Systems Business

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.6 million, net of cash acquired. The transaction was funded using cash on-hand. The final purchase price is pending the resolution of a net working capital adjustment dispute as of the date of acquisition. Resolution of the net working capital adjustment dispute was deferred until International Rectifier could complete an internal investigation of its accounting practices. International Rectifier completed this investigation and reported its restated financial results on August 1, 2008. The Company is presently engaged in negotiations with International Rectifier to resolve the working capital dispute.

The PCS business product lines include planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, and power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs). The automotive modules and subsystems business, part of the PCS business, was subsequently sold, as described above.

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

Note 2 – Acquisition and Divestiture Activities (continued)

The acquisition has been accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. Accordingly, the purchase price has been allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

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

The results of operations of PM Group are included in the results of the Passive Components segment from April 19, 2007. After allocating the purchase price to the assets acquired and the liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $18.6 million related to this acquisition. The goodwill associated with this acquisition is not deductible for income tax purposes. The Company will perform an impairment test for the goodwill, which has been allocated to the Measurements Group reporting unit, at least annually in accordance with U.S. generally accepted accounting principles (see Note 3).

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

Note 2 – Acquisition and Divestiture Activities (continued)

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the 2007 acquisitions had occurred at the beginning of each period presented (in thousands, except per share amounts):

	Years ended December 31,
	2007	2006
Pro forma net revenues	$2,905,151	$2,862,319
Pro forma income from continuing
operations	$147,290	$173,142
Pro forma loss from discontinued
operations	(10,434)	(5,699)
Pro forma net earnings	$136,856	$167,443
Pro forma per share - basic:
Income from continuing operations	$0.79	$0.94
Loss from discontinued operations	$(0.06)	$(0.03)
Net earnings	$0.74	$0.91
Pro forma per share - diluted:
Income from continuing operations	$0.78	$0.89
Loss from discontinued operations	$(0.05)	$(0.03)
Net earnings	$0.72	$0.86

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

Had the 2006 and 2008 acquisitions occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

Note 3 – Goodwill and Other Intangible Assets

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

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

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

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors, Vishay determined that an interim impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

Passive Components segment goodwill is allocated to two reporting units for SFAS No. 142 evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for SFAS No. 142 evaluation purposes.

After completing step one of the impairment test as of June 28, 2008 (the end of the second fiscal quarter), the Company determined that the estimated fair value of its Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment evaluation. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit as of June 28, 2008.

Upon completion of a preliminary step two analysis, the Company recorded its best estimate of the impairment loss as of June 28, 2008, as permitted by SFAS No. 142 when an impairment indicator arises toward the end of an interim reporting period. This estimate was refined during the third quarter of 2008.

Given the further deterioration of market conditions in the third quarter, an additional impairment test was performed as of September 27, 2008 (the end of the third fiscal quarter). After completing step one of the impairment test as of September 27, 2008, the Company determined that the estimated fair value of its Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment evaluation. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008. Upon completion of the step two analysis, the Company recorded an additional impairment charge. Subsequent to recording this impairment charge, the Other Passives reporting unit had no remaining goodwill recorded on the consolidated balance sheet.

Given the further deterioration of market conditions in the fourth quarter, an additional impairment test was performed as of December 31, 2008 (the end of the fourth fiscal quarter). After completing step one of the impairment test as of December 31, 2008, the Company determined that the estimated fair value of its Semiconductors and Measurements Group reporting units were less than the net book value of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of the step two analysis, the Company recorded additional impairment charges. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet.

Note 3 – Goodwill and Other Intangible Assets (continued)

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

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Passive
	Semiconductors	Components	Total
Balance at December 31, 2006	$870,588	$593,404	$1,463,992
Goodwill acquired during the year	198,472	18,600	217,072
Purchase price allocation adjustments	(23,567)	(4,153)	(27,720)
Currency translation adjustments	12,417	10,736	23,153
Balance at December 31, 2007	1,057,910	618,587	1,676,497
Goodwill acquired during the year	-	34,530	34,530
Purchase price allocation adjustments	(14,875)	(911)	(15,786)
Impairment charges	(1,043,952)	(652,222)	(1,696,174)
Currency translation adjustments	917	16	933
Balance at December 31, 2008	$-	$-	$-

As described above, Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for SFAS No. 142 evaluation purposes. Goodwill allocated to the Other Passives reporting unit at December 31, 2008 and 2007 was zero and $533,199,000, respectively. Goodwill allocated to the Measurements Group reporting unit at December 31, 2008 and 2007 was zero and $85,388,000, respectively.

Purchase price allocation adjustments recorded in 2008 are attributable to revisions of the purchase accounting for the 2007 acquisition of the PCS business and to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting. Purchase price allocation adjustments recorded in 2007 are attributable to the finalization of the purchase accounting for 2006 acquisitions and to reversals of deferred tax related items and accruals for certain tax contingencies established in purchase accounting.

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth quarters of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and certain indefinite-lived intangible assets in accordance with SFAS No. 142. As a result of those assessments, the Company recorded impairment charges totaling $27 million during the third quarter of 2008 related to indefinite-lived intangible assets (certain tradenames associated with the acquisitions of General Semiconductor in 2001 and BCcomponents in 2002), with $12 million allocated to the Passive Components segment and $15 million allocated to the Semiconductors segment. The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

Note 3 – Goodwill and Other Intangible Assets (continued)

The remaining balances of the tradenames acquired in the General Semiconductor and BCcomponents transactions, aggregating approximately $35.4 million as of the date of recording the impairment charge, were reclassified to definite-lived intangible assets concurrent with the recording of the impairment charge. The Company then began amortizing the remaining balances of these tradenames over a ten-year life. The Company expects to continue to use such tradenames. However, the identified impairment and expected future cash flows associated with the tradenames reflect the existence of competitive, economic, and other factors that will limit the useful life of these tradenames.

As part of this analysis, the Company determined that its Siliconix tradenames, with a carrying value of approximately $20.4 million, were not impaired and will continue to be reported as indefinite-lived intangible assets.

Other intangible assets were as follows (in thousands):

	December 31,
	2008	2007
Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$118,338	$115,171
Capitalized software	53,580	47,375
Customer relationships	58,219	37,169
Tradenames	39,238	4,311
Non-competition agreements	14,707	6,225
Other	2,330	2,000
	286,412	212,251
Accumulated amortization:
Patents and acquired technology	(66,816)	(55,952)
Capitalized software	(41,877)	(35,714)
Customer relationships	(12,104)	(6,876)
Tradenames	(3,207)	(970)
Non-competition agreements	(2,736)	(1,427)
Other	(2,249)	(1,000)
	(128,989)	(101,939)
Net Intangible Assets Subject to Amortization	157,423	110,312
Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	82,279
	$177,782	$192,591

Other definite lived intangible assets are comprised of acquired backlog and certain transition services and supply agreements associated with acquisitions. Amortization expense (excluding capitalized software) was $20,798,000, $16,566,000, and $12,920,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2009	$22,857
2010	22,240
2011	18,062
2012	14,849
2013	14,127

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

Year ended December 31, 2008

The Company recorded restructuring and severance costs of $62,537,000 for the year ended December 31, 2008. Employee termination costs were $58,601,000, covering technical, production, administrative, and support employees located in nearly every country in which the Company operates. Through the first nine months of 2008, these restructuring activities were part of the Company’s on-going cost reduction initiatives. The significant increase in restructuring activities during the fourth quarter of 2008 was substantially attributable to the declining business conditions experienced in the second half of 2008. Severance costs for the year ended December 31, 2008 also include executive severance (see Note 13) and a pension settlement charge of $2,894,000 related to employees in the Republic of China (Taiwan) (see Note 11). The Company also incurred $3,936,000 of other exit costs, principally related to the closures of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000. During the fourth quarter of 2008, the Company also recorded asset write-downs of $878,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. These buildings are held-for-sale and classified as “other assets” at December 31, 2008.

Also during the year ended December 31, 2008, the Company sold land and buildings that had been vacated as part of its restructuring programs and recognized a gain of $4,510,000, which is recorded within selling, general, and administrative expenses.

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$58,601	$3,936	$62,537	3,245
Utilized	(32,774)	(2,826)	(35,600)	(1,707)
Foreign currency translation	(1,055)	(478)	(1,533)	-
Balance at December 31, 2008	$24,772	$632	$25,404	1,538

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2009. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

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

The following table summarizes activity to date related to restructuring programs initiated in 2007 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$15,432	$2,572	$18,004	326
Utilized	(2,553)	(2,557)	(5,110)	(209)
Foreign currency translation	356	-	356	-
Balance at December 31, 2007	$13,235	$15	$13,250	117
Utilized	(12,254)	(16)	(12,270)	(93)
Foreign currency translation	(296)	1	(295)	-
Balance at December 31, 2008	$685	$-	$685	24

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

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and minority interest consists of the following components (in thousands):

	Years ended December 31,
	2008	2007	2006
Domestic	$(976,577)	$(13,104)	$(782)
Foreign	(695,108)	218,768	192,332
	$(1,671,685)	$205,664	$191,550

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$700	$704	$1,304
State and local	721	1,100	971
Foreign	22,537	45,127	39,312
	23,958	46,931	41,587
Deferred:
Federal	(7,336)	4,301	1,517
State and local	2,180	57	811
Foreign	(7,615)	12,844	6,921
	(12,771)	17,202	9,249
Total income tax expense	$11,187	$64,133	$50,836

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Pension and other retiree obligations	$56,481	$39,923
Inventories	16,397	18,918
Net operating loss carryforwards	224,778	225,890
Tax credit carryforwards	22,548	21,297
Other accruals and reserves	60,610	51,299
Total gross deferred tax assets	380,814	357,327
Less valuation allowance	(232,261)	(220,019)
	148,553	137,308
Deferred tax liabilities:
Tax over book depreciation	31,585	42,227
Tax deductible goodwill	-	28,964
Intangible assets other than goodwill	15,014	23,253
Earnings not permanently reinvested	59,344	-
Other - net	10,168	13,917
Total gross deferred tax liabilities	116,111	108,361

Net deferred tax assets	$32,442	$28,947

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). In accordance with SFAS No. 109, the carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Tax at statutory rate	$(585,090)	$71,982	$67,042
State income taxes, net of U.S. federal tax benefit	1,886	748	1,125
Effect of foreign operations	(6,214)	(20,853)	(19,139)
FIN 48 accruals	487	4,674	-
Increase valuation allowance on U.S. deferred tax asset	25,153	8,999	1,558
Goodwill impairment	547,942	-	-
Reduction in U.S. valuation allowance due to repatriation	(49,313)	-	-
Tax on repatriated earnings	40,696	-	-
Tax on earnings not permanently reinvested	39,375	-	-
Other	(3,735)	(1,417)	250
Total income tax expense	$11,187	$64,133	$50,836

Note 5 – Income Taxes (continued)

At December 31, 2008, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires
Austria	$14,124	No expiration
Belgium	205,450	No expiration
France	39,963	No expiration
Germany	46,162	No expiration
Israel	236,480	No expiration
Netherlands	117,245	No expiration
United States	106,860	2023 – 2024

Approximately $169,586,000 of the carryforwards in Austria, Belgium, Germany, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Valuation allowances of $49,002,000 and $53,295,000, as of December 31, 2008 and 2007, respectively, have been recorded through goodwill for these acquired net operating losses. Prior to the adoption of SFAS No. 141-R on January 1, 2009 (see Note 1), if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill. After the adoption of SFAS No. 141-R on January 1, 2009, the benefits of such losses will be recorded as a reduction of tax expense. In 2008, 2007, and 2006, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $3,378,000, $4,513,000, and $249,000, respectively.

Approximately $8,120,000 of the U.S. net operating loss relates to the exercise of stock options in 2007 and 2008. Upon utilization of the loss in the future, the tax benefit of the stock option deductions will be recorded as an increase to equity and not as a reduction of income tax expense.

At December 31, 2008, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires
Federal Alternative Minimum Tax	$14,882	No expiration
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. The Company expects that it will need to repatriate additional cash to repay the term loan outstanding under its credit facility (see Note 6), and has recorded additional tax expense on the expected repatriation of $112.5 million because such earnings are not deemed to be indefinitely reinvested outside of the United States. At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

At December 31, 2008, no provision has been made for U.S. federal and state income taxes on approximately $1,627,348,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid, net of amounts refunded, were $72,116,000, $45,339,000, and $42,175,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

These accruals for tax-related uncertainties are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. During 2006 and 2008, certain matters were resolved unfavorably, which required the Company to make tax payments.

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

Note 5 – Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1.8 million. At December 31, 2008 and 2007, the Company had accrued interest and penalties related to the unrecognized tax benefits of $0.9 million and $2.5 million, respectively. During the years ended December 31, 2008 and 2007, the Company recognized approximately $0.5 million and $0.7 million, respectively, in interest and penalties.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits (in thousands):

	Years ended December 31,
	2008	2007
Balance at beginning of year	$65,523	$48,231
Addition based on tax positions related to the current year	5,572	8,931
Addition based on tax positions related to prior years	487	7,807
Currency translation adjustments	1,152	1,255
Reduction based on tax positions related to prior years	(8,251)	(399)
Reduction for settlements	(15,227)	(302)
Reduction for lapses of statute of limitation	(1,478)	-
Balance at end of year	$47,778	$65,523

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service has concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, the Company’s U.S. federal tax returns for 2003 and later years will remain subject to examination until the losses are utilized. Examinations of principal subsidiaries in Germany through the 2004 tax year were concluded in 2008. The tax returns of significant consolidated subsidiaries are currently under examination, including Israel (2004 and later years) and Republic of China (Taiwan) (1996 and later years). The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

The Company anticipates that the examinations of significant subsidiaries in Republic of China (Taiwan) should be completed in the next 12 months. The Company expects settlement of these examinations, along with examinations in other countries, to result in a decrease in the amount of unrecognized tax benefits of approximately $2.0 million.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Credit facility - revolving debt	$125,000	$-
Credit facility - term loan	112,500	-
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	500,000
Other debt	2,305	3,583
	346,675	608,583
Less current portion	13,044	1,346
	$333,631	$607,237

Credit Facility

On June 24, 2008, the Company entered into its Fourth Amended and Restated Credit Agreement with a consortium of banks led by Comerica Bank as administrative agent. The amended credit facility amends certain terms of the Third Amended and Restated Credit Agreement, dated as of April 20, 2007, including the applicable interest rates with respect to borrowings under the revolving credit commitment.

The amended credit facility effectively consists of:

  a revolving credit commitment of up to $250 million available through April 20, 2012, and a term loan with original principal amount of $125 million payable through 2011.

The borrowings under the amended credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the credit facility. Certain of the Company’s subsidiaries are permitted to borrow under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by the Company.

Revolving Credit Facility

The amended credit facility includes a revolving credit commitment of up to $250 million.

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. The Company is required to pay facility commitment fees. The amended credit facility continues to restrict the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company was in compliance with all covenants at December 31, 2008.

In July 2008, the Company borrowed $125 million under the revolving credit facility for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below). This amount remained outstanding at December 31, 2008. Borrowings outstanding on the revolving credit facility at December 31, 2008 bear interest at LIBOR plus 1.00%. There were no amounts outstanding on the revolving credit facility at December 31, 2007.

Letters of credit totaling $10,995,000 and $11,411,000 were issued under the revolving credit facility at December 31, 2008 and 2007, respectively. At December 31, 2008, there was $114,005,000 available under the revolving credit facility.

Note 6 – Long-Term Debt (continued)

Term Loan

The Company borrowed $125 million under the amended credit facility in the form of a senior secured term loan in July 2008 for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below). The principal amount is due in semi-annual installments payable on January 1 and July 1 through 2011. The principal amount of the repayments due in 2009 and 2010 will each equal $12.5 million, and the principal amount repayments due in 2011 will each equal $37.5 million. The Company made the installment payment that was due on January 1, 2009 on December 31, 2008. There are no penalties for early payments of the term loan. Prepayments of the term loan principal would reduce all future principal payments under the term loan. The borrowings under the term loan, based on current leverage ratios, bear interest at LIBOR plus 2.50%.

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

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur. None of these conditions had occurred as of December 31, 2008. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes.

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

Note 6 – Long-Term Debt (continued)

Holders of substantially all (99.6%) of the 3-5/8% notes exercised their option to require the Company to repurchase their notes on August 1, 2008.

Pursuant to the repurchase, the Company paid $498,130,000 plus accrued interest to holders of the notes on August 1, 2008. The purchase price was paid in cash and funded from cash on-hand, $125 million of borrowings under the revolving credit facility described above, and $125 million from the term loan described above.

The purchase price for the notes was equal to their principal amount, and accordingly, the Company did not recognize any gain or loss on the repurchase of the Notes. However, as a consequence of the extinguishment of the notes prior to their stated maturity date of 2023, the Company recorded a loss on early extinguishment of debt of $13,601,000, to write-off unamortized debt issuance costs associated with the 2003 issuance of the notes.

At December 31, 2008, notes with an aggregate principal amount of $1,870,000 remain outstanding. These notes are convertible into 87,876 shares.

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

As a result of the early extinguishment of the LYONs, in 2006, the Company recognized a pretax, noncash write-off of unamortized debt issuance costs associated with the 2001 issuance of the LYONs totaling $2,854,000.

Note 6 – Long-Term Debt (continued)

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2009	13,044
2010	25,187
2011	75,000
2012	125,787
2013	131
Thereafter	107,526

At December 31, 2008, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $58.9 million, of which approximately $47.6 million was unused. These credit lines were substantially unused at December 31, 2007. Outstanding amounts pursuant to these credit lines are reported as “notes payable to banks” on the consolidated balance sheet. The weighted average interest rate on these short-term borrowings as of December 31, 2008 was 1.72%.

At December 31, 2008 and 2007, the Company had letters of credit totaling approximately $1.2 million and $1.0 million, respectively, in addition to letters of credit issued under the revolving credit facility.

Interest paid was $21,722,000, $27,499,000, and $29,513,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Given that the interest rate on most of the Company’s long-term debt is variable, the Company believes that the carrying value of its long-term debt approximates its fair value. However, the Company cannot assure that it could obtain replacement financing at similar terms given present market conditions.

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

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2008, the Company had repurchased 248,500 shares. No shares have been repurchased since 2001.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents. Of these warrants, 7,000,000 have an exercise price of $20.00 per share, and 1,823,529 have an exercise price of $30.30 per share. These warrants expire in December 2012.

At December 31, 2008, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	3,904,000
Restricted stock units outstanding	197,000
2007 Stock Incentive Program - available to grant	2,765,000
Phantom stock units outstanding	100,000
Phantom stock units available to grant	165,000
Employee stock plans - available to grant	305,126
Common stock warrants	8,823,529
Exchangeable unsecured notes, due 2102	6,176,471
Convertible subordinated notes, due 2023	87,876
Conversion of Class B common stock	14,352,888
36,876,890

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Foreign exchange loss	$(609)	$(5,164)	$(6,490)
Interest income	12,642	19,419	22,401
Dividend income	96	470	261
Incentive from Chinese government	800	1,238	-
Other	1,947	(15)	1,247
	$14,876	$15,948	$17,419

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Restructuring	$27,221	$18,844
Sales returns and allowances	37,434	42,110
Goods received, not yet invoiced	34,675	57,498
Other	91,756	117,276
	$191,086	$235,728

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2006
Minimum pension liability
adjustment	$(87,077)	$8,687	$1,996	$10,683	$(76,394)
Adjustment to initially apply
SFAS No. 158, net of tax					(18,993)
Currency translation adjustment	40,927	89,310	-	89,310	130,237
Unrealized gain on
available-for-sale securities	551	141	(49)	92	643
	$(45,599)	$98,138	$1,947	$100,085	$35,493

December 31, 2007
Pension and other
post-retirement actuarial items	$(95,387)	$43,526	$(8,850)	$34,676	$(60,711)
Reclassification adjustment for
recognition of actuarial items		6,146	(446)	5,700	5,700
Currency translation adjustment	130,237	84,697	-	84,697	214,934
Unrealized gain on
available-for-sale securities	643	(456)	160	(296)	347
	$35,493	$133,913	$(9,136)	$124,777	$160,270

December 31, 2008
Pension and other
post-retirement actuarial items	$(55,011)	$(70,322)	$(1,651)	$(71,973)	$(126,984)
Reclassification adjustment for
recognition of actuarial items		4,851	(49)	4,802	4,802
Currency translation adjustment	214,934	(16,673)	-	(16,673)	198,261
Unrealized gain (loss) on
available-for-sale securities	347	(703)	246	(457)	(110)
	$160,270	$(82,847)	$(1,454)	$(84,301)	$75,969

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

As described in Note 11, the Company adopted SFAS No. 158 as of December 31, 2006. The adjustment to initially apply SFAS No. 158 is recorded as an adjustment to the ending balance of accumulated other comprehensive loss and is not included in other comprehensive income for the year ended December 31, 2006. The years ended December 31, 2008 and 2007 include reclassification adjustments for the amortization of actuarial items recognized in net earnings. The amortization of these items was not reflected in other comprehensive income in periods prior to the adoption of SFAS No. 158.

At December 31, 2008 and 2007, the Company had valuation allowances of $43,145,000 and $17,411,000, respectively, against the deferred tax effect of equity adjustments related to pension and other postretirement benefits.

Note 11 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans. In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 132-R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet. The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax. Vishay adopted SFAS No. 158 effective December 31, 2006.

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans (in thousands):

	December 31,
	2008	2007
Included in "Other Assets":
U.S. pension plans	$-	$5,264
Foreign pension plans	2,988	1,026
Total included in other assets	$2,988	$6,290
Accrued pension and other postretirement costs:
U.S. pension plans	$(91,322)	$(26,483)
Non-U.S. pension plans	(201,346)	(215,846)
U.S. other postretirement plans	(12,941)	(17,586)
Non-U.S. other postretirement plans	(7,405)	(8,107)
Other retirement obligations	(12,098)	(12,691)
Total accrued pension and other postretirement costs	$(325,112)	$(280,713)
Accumulated other comprehensive loss:
U.S. pension plans	$129,282	$47,590
Non-U.S. pension plans	7,708	18,924
U.S. other postretirement plans	(7,118)	(2,619)
Total accumulated other comprehensive loss*	$129,872	$63,895

* - Amounts included in accumulated other comprehensive loss are presented in this table pretax.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Defined Benefit Pension Plans

U.S. Pension Plans

The Company maintains several defined benefit pension plans which covered most full-time U.S. employees. These include pension plans which are “qualified” under Employee Retirement Security Act of 1974 (“ERISA”) and the Internal Revenue Code, and “non-qualified” pension plans which provide defined benefits primarily to U.S. employees whose benefits under the qualified pension plan would be limited by ERISA and the Internal Revenue Code. Pension benefits earned are generally based on years of service and compensation during active employment.

Qualified U.S. Pension Plans

The qualified U.S. pension plans include both contributory and non-contributory plans. The Company’s principal qualified U.S. pension plan (the Vishay Retirement Plan) was funded through Company and participant contributions to an irrevocable trust fund. The Company’s other qualified U.S. pension plans, which were assumed as a result of past acquisitions, are funded only through Company contributions.

During the fourth quarter of 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plan, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the plan to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

The Company’s other qualified U.S. pension plans had all been effectively frozen in prior years.

Non-qualified U.S. Pension Plans

The Company’s principal non-qualified U.S. pension plan (the Vishay Non-qualified Retirement Plan) was a contributory pension plan designed to provide similar defined benefits to covered U.S. employees whose benefits under the Vishay Retirement Plan would be limited by ERISA and the Internal Revenue Code. The Vishay Non-qualified Retirement Plan is identical in construction to the Vishay Retirement Plan, except that the plan is not qualified under ERISA.

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan at December 31, 2008 and 2007 were approximately $11 million and $15 million, respectively.

During the fourth quarter of 2008, the Company adopted amendments to the Vishay Non-Qualified Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

The Company also maintains other pension plans which provide supplemental defined benefits primarily to former U.S. employees whose benefits under qualified pension plans were limited by ERISA. These non-qualified plans were all non-contributory plans, and are considered to be unfunded.

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

Non-U.S. Pension Plans

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$274,080	$263,280	$283,309	$271,087
Service cost (adjusted for actual
employee contributions)	4,141	4,484	4,652	4,799
Interest cost	16,618	12,804	15,871	11,153
Plan amendments	-	(242)	-	(1,809)
Acquisitions	-	81	-	211
Contributions by participants	1,598	115	1,679	126
Actuarial (gains) losses	3,661	(8,607)	(16,315)	(28,174)
Curtailments and settlements	(12,591)	(17,757)	-	(161)
Benefits paid	(16,265)	(13,688)	(15,116)	(11,518)
Currency translation	-	(11,365)	-	17,566
Benefit obligation at end of year	$271,242	$229,105	$274,080	$263,280

Change in plan assets:
Fair value of plan assets at beginning
of year	$252,861	$48,460	$248,827	$61,685
Actual return on plan assets	(71,829)	(3,061)	14,466	2,790
Acquisitions	-	38	-	226
Company contributions	13,555	18,282	3,005	(7,319)
Plan participants’ contributions	1,598	115	1,679	126
Benefits paid	(16,265)	(13,688)	(15,116)	(11,518)
Settlements	-	(13,635)	-	-
Currency translation	-	(5,764)	-	2,470
Fair value of plan assets at end of year	$179,920	$30,747	$252,861	$48,460

Funded status at end of year	$(91,322)	$(198,358)	$(21,219)	$(214,820)

Company contributions for non-U.S. plans for 2007 are net of $22,136,000 of cash refunded. To achieve tax benefits and to streamline pension administration, the legal form of one of the Company’s German pension funds was changed. As a result of the change, past contributions could be refunded to the Company. Prior to the change in legal form for this plan, the pension fund could loan cash to the Company. At January 1, 2007, other accrued expenses included $19,694,000 of short-term loans from this pension plan.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other assets	$-	$2,988	$5,264	$1,026
Accrued benefit liability	(91,322)	(201,346)	(26,483)	(215,846)
Accumulated other comprehensive loss	129,282	7,708	47,590	18,924
	$37,960	$(190,650)	$26,371	$(195,896)

Actuarial items consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$130,476	$7,708	$48,951	$18,924
Unamortized prior service credit	(1,194)	-	(1,361)	-
	$129,282	$7,708	$47,590	$18,924

The following table sets forth additional information regarding the projected and accumulated benefit obligations (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accumulated benefit obligation, all plans	$271,242	$216,143	$261,493	$243,270
Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$271,242	$224,064	$18,416	$256,347
Accumulated benefit obligation	271,242	213,493	16,903	240,906
Fair value of plan assets	179,920	22,830	-	39,351

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,
	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$5,739	$4,598	$6,331	$4,925	$6,666	$5,102
Less employee
contributions	1,598	115	1,679	126	1,810	-
Net service cost	4,141	4,483	4,652	4,799	4,856	5,102
Interest cost	16,618	12,804	15,871	11,153	15,433	10,270
Expected return on
plan assets	(20,881)	(2,612)	(20,553)	(3,012)	(19,206)	(2,467)
Amortization of actuarial
losses	2,255	2,774	3,325	5,146	6,990	2,314
Amortization of
prior service (credit) cost	(167)	-	324	(2,662)	1,305	571
Curtailment and settlement
losses (gains)	-	2,624	-	(57)	-	532
Net periodic benefit cost	$1,966	$20,073	$3,619	$15,367	$9,378	$16,322

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2008, 2007, and 2006. The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2009 is $12.7 million.

The settlement losses for 2008 and 2006 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan). See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.27%	6.25%	4.91%
Rate of compensation increase	0.00%	2.42%	4.00%	2.53%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	4.91%	5.75%	4.04%
Rate of compensation increase	4.00%	2.53%	4.00%	2.77%
Expected return on plan assets	8.50%	5.78%	8.50%	5.37%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The target allocation has historically been approximately 60% invested in equity securities and 40% invested in debt securities, although the investments are more heavily allocated to fixed income securities and cash and cash equivalents at December 31, 2008 subsequent to unfavorable market returns. The Company’s non-U.S. defined benefit plans are largely invested in cash, with a small percentage invested in equity and fixed income securities, based on local laws and customs. The plans do not invest in securities of Vishay or its subsidiaries.

Plan assets are comprised of:

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Equity securities	54%	27%	68%	29%
Fixed income securities	39%	37%	31%	25%
Cash and cash equivalents	7%	36%	1%	46%
Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2009	$16,078	$11,658
2010	16,347	11,955
2011	16,759	12,157
2012	18,305	12,723
2013	18,784	13,509
2014-2018	99,712	78,990

In December 2008, the President of the United States signed the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). WRERA provides certain relief from defined benefit plan funding requirements. The Company is still evaluating the impact of WRERA on its U.S. defined benefit pension plans. The Company anticipates making contributions to U.S. defined benefit pension plans of between $20 million and $25 million in 2009, although this amount could materially change based on the Company’s evaluation of WRERA.

The Company’s anticipated 2009 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

Events in the financial markets have led to declines in the fair value of investment securities held by our pension plans. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Other Postretirement Benefits

In the U.S., the Company maintains two unfunded non-pension postretirement plans which are funded as costs are incurred. One of these plans was amended effective January 1, 2009, which reduced the benefit obligations of the Company. The Company also maintains two unfunded non-pension postretirement plans at two European subsidiaries.

In 2004, the Company entered into formal employment agreements with six of its executives. These employment agreements provide medical benefits for these executives and their surviving spouses for life, up to a $15,000 annual premium value per person. These benefits are fully vested, and accordingly, the obligations represented prior service costs which will be amortized over the average remaining expected services period for these six executives.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$17,586	$8,107	$19,915	$8,806
Service cost	180	389	216	435
Interest cost	1,012	408	981	350
Plan amendments	(3,795)	-	-	-
Actuarial (gains) losses	(716)	81	(2,261)	(541)
Benefits paid	(1,326)	(1,460)	(1,265)	(1,731)
Currency translation	-	(120)	-	788
Benefit obligation at end of year	$12,941	$7,405	$17,586	$8,107

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(12,941)	$(7,405)	$(17,586)	$(8,107)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accrued benefit liability	$(12,941)	$(7,405)	$(17,586)	$(8,107)
Accumulated other comprehensive income	(7,118)	-	(2,619)	-
	$(20,059)	$(7,405)	$(20,205)	$(8,107)

Actuarial items consist of the following (in thousands):

	December 31, 2008		December 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial gain	$(4,222)	$-	$(3,776)	$-
Unamortized prior service (credit) cost	(3,178)	-	195	-
Unrecognized net transition obligation	282	-	962	-
	$(7,118)	$-	$(2,619)	$-

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,
	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$180	$389	$216	$435	$223	$406
Interest cost	1,012	408	981	350	1,082	322
Amortization of actuarial
gains	(270)	-	(257)	-	(34)	-
Amortization of
prior service cost	66	-	77	-	86	-
Amortization of
transition obligation	193	-	193	-	193	-
Net periodic benefit cost	$1,181	$797	$1,210	$785	$1,550	$728

No amounts were recognized in other comprehensive income during 2006 related to other postretirement benefits. An adjustment to the ending balance of accumulated other comprehensive income was recorded at December 31, 2006 to reflect the initial adoption of SFAS No. 158. The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are not material and approximate the amounts amortized in 2008.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.62%	6.25%	5.15%
Rate of compensation increase	0.00%	3.41%	4.00%	3.20%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.15%	5.75%	4.00%
Rate of compensation increase	4.00%	3.20%	4.00%	3.00%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2009	$1,156	$630
2010	1,073	302
2011	1,021	497
2012	958	671
2013	928	651
2014-2018	3,890	4,082

As the plans are unfunded, the Company’s anticipated contributions for 2009 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee’s retirement date. At December 31, 2008 and 2007, the consolidated balance sheets include $12,098,000 and $12,691,000 within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the Company match for affected employees will be increased. The Company’s matching expense for the plans was $3,250,000, $3,322,000, and $3,455,000 for the years ended December 31, 2008, 2007, and 2006, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2008 and 2007 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2008, 2007, and 2006, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2008 and 2007 were approximately $11 million and $13 million, respectively. Assets held in trust are intended to approximate the Company’s liability under this plan.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions. The liabilities recorded for these obligations total $18,460,000 and $15,784,000 as of December 31, 2008 and 2007, respectively. Of these amounts, $2,718,000 and $3,784,000 is included in accrued liabilities as of December 31, 2008 and 2007, respectively, with the remaining amounts included in other noncurrent liabilities.

Note 12 – Share-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of share-based compensation to officers, employees, and non-employee directors.

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines compensation cost for RSUs, phantom stock units, and restricted stock based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award.

The following table summarizes share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2008	2007	2006
Stock options	$1,322	$1,429	$383
Restricted stock units	1,413	-	-
Phantom stock units	421	344	348
Restricted stock	28	46	75
Total	$3,184	$1,819	$806

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2008 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$2,297	4.5
Restricted stock units	1,290	1.8
Phantom stock units	-	0.0
Restricted stock	-	0.0
Total	$3,587

Note 12 – Stock-Based Compensation (continued)

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Program (the “2007 Program”) permits the grant of up to 3,000,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options, to officers, employees, and non-employee directors. Such instruments are available for grant until May 22, 2017.

The 2007 Program was originally approved by stockholders of the Company on May 22, 2007, as the “2007 Stock Option Program.” On May 28, 2008, the Company’s stockholders approved amendments to the 2007 Stock Option Program, which was then renamed the “2007 Stock Incentive Program”.

At December 31, 2008, the Company has reserved 2,765,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2008, 1,886,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

On November 2, 2001, Vishay acquired General Semiconductor, Inc., which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock on the date of the acquisition. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. At December 31, 2008, 1,931,000 options related to this plan remain outstanding and may be exercised in future periods. No additional options may be granted from this plan.

Note 12 – Stock-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	4,691	$18.09	6,706	$16.47	7,928	$15.87
Granted	36	8.76	526	17.33	20	15.83
Exercised	(110)	5.60	(1,879)	11.01	(303)	9.43
Cancelled	(713)	17.01	(662)	21.18	(939)	13.67
End of year	3,904	$18.55	4,691	$18.09	6,706	$16.47

Vested and
expected to vest	3,904		4,691		6,706

Exercisable:
End of year	3,457		4,117		6,634

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2008 (number of options in thousands, contractual life in years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$8.72-$8.98	36	9.62	$8.76	-	$-
$11.24-$14.65	115	7.03	13.87	37	13.70
$15.33	685	0.77	15.33	685	15.33
$15.43-$17.54	1,796	2.02	16.58	1,755	16.60
$18.00	350	8.39	18.00	58	18.00
$18.10-$23.42	24	1.94	19.73	24	19.73
$25.13	686	1.78	25.13	686	25.13
$25.75-$34.52	212	1.44	29.34	212	29.34
Total	3,904	2.52	$18.55	3,457	$18.84

The weighted-average remaining contractual life of all exercisable options is 1.76 years.

Note 12 – Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, incorporating the following weighted-average assumptions:

	2008	2007	2006
	Grants	Grants	Grants
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	4.8%	5.1%
Expected volatility	58.3%	59.8%	54.3%
Expected life (in years)	7.2	7.2	4.5

The expected life of the options was estimated based on historical experience for a group of employees similar to the respective grantees. The expected volatility was estimated based on historical volatility over a period equal to the expected life of the options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2008 of $3.42 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was approximately $0.1 million, $10.8 million, and $1.8 million, respectively.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Unvested:
Beginning of year	574	$9.76	72	$9.24	310	$11.22
Granted	36	4.93	526	9.95	20	6.74
Vested	(98)	8.20	(23)	12.58	(156)	13.99
Forfeited	(65)	10.24	(1)	7.50	(102)	7.50
End of year	447	$9.64	574	$9.76	72	$9.24

Restricted Stock Units

In May 2008, 480,000 RSUs were granted to certain officers and directors. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The RSUs granted in May 2008 were scheduled to vest as follows:

  168,000 RSUs granted to officers to vest in six equal installments beginning on the grant date and each of the first five anniversaries of that date.
  144,000 RSUs granted to directors to vest in three equal installments beginning on the grant date and each of the first two anniversaries of that date.
  168,000 RSUs granted to officers would have vested, provided that certain 2008 performance conditions were attained, in six equal installments on the first six anniversaries of the grant date.

Note 12 – Stock-Based Compensation (continued)

RSUs granted to an officer were cancelled during the third quarter of 2008 (see Note 13). RSUs granted to a director were cancelled during the fourth quarter of 2008 due to his resignation from the board of directors. The 2008 performance conditions were not attained, and thus the awards subject to these conditions were forfeited during the fourth quarter of 2008.

RSU activity for the year ended December 31, 2008 is presented below (number of RSUs in thousands):

Number
of
RSUs
Outstanding:
Granted	480
Vested	(76)
Cancelled or forfeited	(207)
Outstanding at December 31, 2008	197

Expected to vest at December 31, 2008	197

The weighted average grant-date fair value of RSUs granted during the year ended December 31, 2008 was $9.88 per unit.

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. During the years ended December 31, 2008, 2007, and 2006, the Company had such employment arrangements with five of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

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

Note 12 – Stock-Based Compensation (continued)

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2008		2007		2006
	Number	Grant-	Number	Grant-		Grant-
	of	date	of	date	Number	date
	Phantom	Fair Value	Phantom	fair value	of	Fair Value
	Stock Units	per Unit	Stock Units	per Unit	Options	per Unit
Outstanding:
Beginning of year	100		75		60
Granted	25	$11.42	25	$13.75	25	$13.91
Redeemed for
common stock	(25)		-		(10)
End of year	100		100		75

Available for
future grants	165		190		215

Employee Stock Plans

The Company has employee stock plans which have 305,126 shares of common stock available for issuance at December 31, 2008. Employee stock grants are restricted at the date of grant and vest over periods of three to five years. Restrictions imposed upon the grantee are at the discretion of the Compensation Committee of the Board of Directors. Most grants, and all present restricted shares outstanding under these plans, are only subject to a vesting condition.

There were 4,000, 9,000, and 11,000 unvested shares of restricted stock outstanding at December 31, 2008, 2007, and 2006, respectively. No restricted stock was granted during the years ended December 31, 2008 and 2007. There were 4,000 shares of restricted stock granted during the year ended December 31, 2006. No shares of restricted stock were forfeited during the years ended December 31, 2008, 2007, or 2006.

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $32,664,000, $35,244,000, and $32,626,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2009	$25,400
2010	22,342
2011	18,470
2012	14,957
2013	11,251
Thereafter	43,216

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

The Company has accrued environmental liabilities of $16.2 million as of December 31, 2008 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $9.7 million at December 31, 2008 for other environmental matters. The liabilities recorded for these matters total $25.9 million, of which $4.2 million is included in other accrued liabilities on the consolidated balance sheet, and $21.7 million is included in other noncurrent liabilities on the consolidated balance sheet.

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

In January 2008, Siliconix reached an agreement in principle to revise the 2004 agreement to more accurately reflect market demand. Based on the penalties paid in 2007 and the agreement in principle, during the fourth quarter of 2007, the Company recorded a write-off of the balance of the 2004 advance to Tower in the amount of $16,393,000, and accrued an additional $2,500,000 based on its best estimate of additional contract termination charges related to the original agreement.

At December 31, 2007, the remaining future purchase commitments under the 2004 agreement were approximately $160 million.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower will continue to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower will also begin manufacturing wafers for other product lines acquired as part of the PCS acquisition through 2012, pending a scheduled technology transfer. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs. Additionally, as contemplated, Siliconix agreed to forgive the balance of the 2004 amount and paid a $2,500,000 contract termination charge.

Note 13 – Commitments and Contingencies (continued)

Management estimates its purchase commitments under the 2008 agreement as follows (in thousands):

2009	$44,608
2010	18,032
2011	18,242
2012	18,205

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be different than the commitments disclosed above. Actual purchases from Tower during the year ended December 31, 2008 were approximately $24.9 million.

Siliconix has purchase commitments under other foundry agreements for semiconductor manufacturing. These commitments are generally short-term in nature and based on rolling forecasts, with the first few months of the forecast fixed as to quantity. Purchase commitments under these arrangements at December 31, 2008 are approximately $3 million. Actual purchases under these arrangements during the year ended December 31, 2008 were approximately $39 million.

These purchase commitments are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments. Management believes that these commitments are at prices which are not in excess of current market prices.

Other Purchase Commitments

Certain metals used in the manufacture of the Company’s products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, the Company entered into commitments to purchase a portion of its estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, the Company recorded losses on these adverse purchase commitments during the fourth quarter of 2008. These losses, which aggregate to $6,024,000, are recorded on a separate line in the accompanying consolidated statement of operations, and are attributable to both the Semiconductors segment ($3,766,000) and the Passive Components segment ($2,258,000).

See Note 14 for information on our previous long-term tantalum purchase commitments, which expired in 2006.

The Company has various other purchase commitments incidental to the ordinary conduct of business. Such commitments are at prices which are not in excess of current market prices.

Note 13 – Commitments and Contingencies (continued)

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

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination. The Company does not provide any severance or other benefits specifically upon a change in control.

With the exception of the employment arrangement with Dr. Felix Zandman, Executive Chairman and founder of the Company, the executive employment contacts contain severance provisions providing generally for 3 years of compensation in the case of a termination without cause or a voluntary termination by the executive for “good reason” (as defined in the employment agreements). Specifically, severance items include:

  salary continuation for three years, payable over three years;

  5,000 shares of common stock annually for three years;

  bonus for the year of termination;

  $1,500,000 lump sum cash payment. This payment replaces the annual contributions to the Company’s deferred compensation plans on behalf of these executives and the annual bonus for the 3-year severance period; and

  lifetime continuation of executive’s life insurance and medical benefit up to $15,000 annual premium value.

During the year ended December 31, 2008, the Board of Directors was notified that Richard N. Grubb, the Company’s Chief Financial Officer, would be stepping down for “good reason” (as defined in his employment agreement), in connection with a change in the corporate finance and accounting function of the Company. Mr. Grubb remains a consultant to the Company’s Executive Chairman. The Company recorded severance charges associated with Mr. Grubb’s termination during 2008. These costs are reported in “restructuring and severance costs” on the consolidated statement of operations.

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

Based on a preliminary analysis, management estimates that products with annual sales in 2008 of approximately $1.7 billion would be subject to the royalty. The actual royalty payments would be based on the annual sales during the royalty period, which could be higher or lower depending on increases or decreases in sales of existing products, and sales of new products, that incorporate Dr. Zandman’s inventions. The Company believes that it is unlikely that these royalty payments would be triggered.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2008 and 2007, the Company had no significant concentrations of credit risk.

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

Tantalum

Vishay is a major consumer of the world’s annual production of tantalum. Tantalum, a metal purchased in powder or wire form, is the principal material used in the manufacture of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder.

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

The Company recorded loss adjustments to its tantalum purchase commitments of $5,687,000 for the year ended December 31, 2006.

The loss on purchase commitments recorded during 2006 was due to a decline in market prices for tantalum, as well as changes in the mix of tantalum-grade purchases. Of the total amount recorded, approximately $2.8 million was attributable to the decline in market value, while another $2.9 million was attributable to changes in the mix of tantalum-grade purchases.

The Company purchased $63,012,000 worth of tantalum products under these contracts during the year ended December 31, 2006. As of December 31, 2006, the Company has fulfilled all obligations under the Cabot contracts and is no longer required to purchase tantalum from Cabot at prices fixed by the contracts.

At December 31, 2008 and 2007, the Company had tantalum with a book value of $46,750,000 and $79,030,000, respectively. Of these amounts, the Company classified $19,700,000 and $36,189,000, respectively, as other assets, representing the value of quantities which are not expected to be used within one year.

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

Note 15 –Segment and Geographic Data

Vishay operates in two reportable segments, Semiconductors and Passive Components. Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products. Passive Components segment products include resistors, capacitors, and inductors. We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress.

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

	Semi-	Passive	Corporate/
	conductors	Components	Other	Total
2008
Net revenues	$1,460,826	$1,361,385	$-	$2,822,211
Segment operating income (loss)	106,198	74,954	(1,829,848)	(1,648,696)
Restructuring and severance costs	24,105	38,432	-	62,537
Asset write-downs	613	4,460	-	5,073
Impairment of goodwill	1,043,952	652,222	-	1,696,174
Impairment of indefinite-lived intangibles	15,000	12,000	-	27,000
Depreciation expense	109,453	90,047	347	199,847
Interest expense	562	1,676	22,026	24,264
Capital expenditures	92,557	59,375	62	151,994
Total assets	1,301,963	1,465,866	48,131	2,815,960

2007
Net revenues	$1,489,600	$1,343,666	$-	$2,833,266
Segment operating income (loss)	164,380	116,038	(62,050)	218,368
Restructuring and severance costs	1,759	12,922	-	14,681
Asset write-downs	2,665	1,204	-	3,869
Depreciation expense	102,557	91,766	2,241	196,564
Interest expense	426	545	27,681	28,652
Capital expenditures	124,498	69,876	5,653	200,027
Total assets	2,693,668	2,209,724	91,843	4,995,235

2006
Net revenues	$1,291,432	$1,290,045	$-	$2,581,477
Segment operating income (loss)	181,462	125,310	(97,572)	209,200
Restructuring and severance costs	16,345	23,875	-	40,220
Asset write-downs	3,748	2,937	-	6,685
Depreciation expense	90,171	89,632	1,749	181,552
Interest expense	611	1,468	30,136	32,215
Capital expenditures	117,937	63,082	2,279	183,298
Total assets	2,301,520	2,320,655	69,721	4,691,896

Note 15 –Segment and Geographic Data (continued)

Corporate assets include corporate cash, property and equipment, and certain other assets. The “Corporate/Other” column for segment operating income (loss) includes corporate selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Corporate selling, general, and administrative expenses	$(33,550)	$(27,725)	$(28,893)
Loss on purchase commitments	(6,024)	-	(5,687)
Write-downs of tantalum and palladium	-	-	(9,602)
Restructuring and severance costs	(62,537)	(14,681)	(40,220)
Asset write-downs	(5,073)	(3,869)	(6,685)
Impairment of goodwill and intangibles	(1,723,174)	-	-
Terminated tender offer costs	(4,000)	-	-
Contract termination charge	-	(18,893)	-
Gain on sale of building	4,510	3,118	-
Product quality claims	-	-	(2,885)
Environmental	-	-	(3,600)
	$(1,829,848)	$(62,050)	$(97,572)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,
	2008	2007	2006
United States	$446,510	$482,395	$464,915
Germany	775,394	803,233	655,048
Other Europe	313,331	284,730	341,845
Israel	254,361	228,258	205,266
Asia	1,032,615	1,034,650	914,403
	$2,822,211	$2,833,266	$2,581,477

Property and Equipment - Net

	December 31,
	2008	2007
United States	$174,641	$180,743
Germany	156,042	163,504
Czech Republic	72,847	75,705
Other Europe	129,315	157,029
Israel	189,573	201,079
People’s Republic of China	210,813	204,248
Republic of China (Taiwan)	150,570	154,236
Other Asia	76,287	78,529
Other	2,074	5,925
	$1,162,162	$1,220,998

Note 16 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 12), warrants (see Note 7), convertible debt instruments (see Note 6), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,
	2008	2007	2006
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(1,683,590)	$140,351	$139,736
Loss from discontinued operations	(47,826)	(9,587)	-
Net earnings (loss)	$(1,731,416)	$130,764	$139,736

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	6,724	13,518

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1,683,590)	$147,075	$153,254
Loss from discontinued operations	(47,826)	(9,587)	-
Net earnings (loss)	$(1,731,416)	$137,488	$153,254

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,403	185,646	184,400

Effect of dilutive securities:
Convertible and exchangeable notes	-	12,051	25,114
Employee stock options	-	423	722
Other	-	106	80
Dilutive potential common shares	-	12,580	25,916

Denominator for diluted earnings (loss) per share -
adjusted weighted average shares	186,403	198,226	210,316

Basic earnings (loss) per share:*
Continuing operations	$(9.03)	$0.76	$0.76
Discontinued operations	$(0.26)	$(0.05)	$-
Net earnings (loss)	$(9.29)	$0.70	$0.76

Diluted earnings (loss) per share:*
Continuing operations	$(9.03)	$0.74	$0.73
Discontinued operations	$(0.26)	$(0.05)	$-
Net earnings (loss)	$(9.29)	$0.69	$0.73

* May not add due to rounding

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2008	2007	2006
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	13,906	17,622	-
Exchangeable Unsecured Notes, due 2102	6,176	-	6,176
LYONs, due 2021	-	-	-
Weighted average employee stock options	4,357	3,849	4,936
Weighted average warrants	8,824	8,824	8,824
Weighted average other	345	-	-

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The convertible subordinated notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of December 31, 2008, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.

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

As described in Note 6, the Company purchased 99.6% of the outstanding convertible subordinated notes due 2023 pursuant to the option of the holders to require the Company to repurchase their notes on August 1, 2008. The convertible subordinated notes are anti-dilutive for the year ended December 31, 2008 and therefore are not included in the computation of diluted earnings per share.

As described in Note 6, the Company made a cash repurchase of all outstanding LYONs pursuant to the option of the holders to require the Company to repurchase the LYONs on June 4, 2006. The computation of diluted earnings per share is weighted for the period the LYONs were outstanding.

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Accounts receivable	$126,084	$(63,248)	$18,662
Inventories	(9,192)	31,907	(66,922)
Prepaid expenses and other current assets	(6,555)	(35,799)	(34,955)
Accounts payable	(67,301)	8,934	(3,496)
Other current liabilities	(72,833)	(19,120)	37,079
Net change in operating assets and liabilities	$(29,797)	$(77,326)	$(49,632)

Note 18 – Summary of Quarterly Financial Information (Unaudited)

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$733,313	$774,364	$739,092	$575,442	$658,192	$715,861	$729,616	$729,597
Gross profit	172,463	179,719	159,501	85,284	175,151	177,915	174,800	166,962
Operating income (loss)	31,003	(750,211)	(322,109)	(607,379)	67,657	60,756	54,294	35,661
Net income (loss) from
continuing operations	17,570	(741,691)	(312,867)	(646,602)	49,964	42,045	37,099	11,243
Loss from discontinued operations	(42,136)	-	-	(5,690)	-	(1,298)	(1,924)	(6,365)
Net earnings (loss)	(24,566)	(741,691)	(312,867)	(652,292)	49,964	40,747	35,175	4,878

Per Share Data
Basic earnings (loss) per share (a)
Continuing operations	$0.09	$(3.98)	$(1.68)	$(3.47)	$0.27	$0.23	$0.20	$0.06
Discontinued operations	$(0.23)	$-	$-	$(0.03)	$-	$(0.01)	$(0.01)	$(0.03)
Net earnings (loss)	$(0.13)	$(3.98)	$(1.68)	$(3.50)	$0.27	$0.22	$0.19	$0.03

Diluted earnings (loss) per share (a)
Continuing operations	$0.09	$(3.98)	$(1.68)	$(3.47)	$0.25	$0.22	$0.20	$0.06
Discontinued operations	$(0.23)	$-	$-	$(0.03)	$-	$(0.01)	$(0.01)	$(0.03)
Net earnings (loss)	$(0.13)	$(3.98)	$(1.68)	$(3.50)	$0.25	$0.22	$0.19	$0.03

Certain Items Recorded
during the Quarters:
Gross profit:
Loss on purchase commitments	$-	$-	$-	$(6,024)	$-	$-	$-	$-

Operating income (loss):
Restructuring and severance costs	$(18,202)	$(8,909)	$(6,849)	$(28,577)	$(2,026)	$(1,240)	$(9,920)	$(1,495)
Asset write-downs	(4,195)	-	-	(878)	-	(2,665)	-	(1,204)
Impairment of goodwill and
indefinite-lived intangibles	-	(800,000)	(357,917)	(565,257)	-	-	-	-
Terminated tender offer expenses	-	-	(4,000)	-	-	-	-	-
Gains on sale of building	-	-	-	4,510	-	-	-	3,118
Contract termination charge	-	-	-	-	-	-	-	(18,893)

Other income (expense):
Loss on early extinguishment
of debt	$-	$-	$(13,601)	$-	$-	$-	$-	$-

One-time tax benefits (expense)	$-	$(9,921)	$-	$(27,014)	$-	$(3,394)	$948	$(5,861)

Quarter end date (b)	Mar. 29	June 28	Sept. 27	Dec. 31	Mar. 31	June 30	Sept. 29	Dec. 31
____________________

(a) May not add due to rounding.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.