Form 10-Q
period 2009-03-28
VISHAY INTERTECHNOLOGY INC
filed 2009-05-05
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 30, 2009, the registrant had 172,208,866 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.

FORM 10-Q
MARCH 28, 2009

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – March 28, 2009 and December 31, 2008	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended March 28, 2009 and
		March 29, 2008	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Three Fiscal Months Ended March 28, 2009 and
		March 29, 2008	7

		Consolidated Condensed Statement of Equity
		(Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	Submission of Matters to a Vote of Security Holders	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	44

		SIGNATURES	45

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	March 28,	December 31,
	2009	2008
Assets		(recast - see Note 1)
Current assets:
Cash and cash equivalents	$364,776	$324,164
Accounts receivable, net	274,138	311,197
Inventories:
Finished goods	152,107	173,280
Work in process	209,582	211,320
Raw materials	142,967	153,419
Deferred income taxes	14,904	15,251
Prepaid expenses and other current assets	103,444	139,903
Total current assets	1,261,918	1,328,534

Property and equipment, at cost:
Land	97,550	98,827
Buildings and improvements	500,690	508,579
Machinery and equipment	2,066,063	2,091,124
Construction in progress	69,539	80,857
Allowance for depreciation	(1,630,444)	(1,617,225)
	1,103,398	1,162,162

Intangible assets, net	168,435	177,782

Other assets	138,205	147,482
Total assets	$2,671,956	$2,815,960

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	March 28,	December 31,
	2009	2008
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$406	$11,293
Trade accounts payable	78,974	104,608
Payroll and related expenses	108,989	117,197
Other accrued expenses	172,152	191,086
Income taxes	19,252	24,901
Current portion of long-term debt	27,009	13,044
Total current liabilities	406,782	462,129

Long-term debt less current portion	334,419	333,631
Deferred income taxes	13,040	18,842
Deferred grant income	3,012	3,143
Other liabilities	113,451	123,207
Accrued pension and other postretirement costs	311,528	325,112
Total liabilities	1,182,232	1,266,064

Equity:
Vishay stockholders' equity
Common stock	17,220	17,220
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,316,477	2,315,851
Retained earnings (accumulated deficit)	(894,744)	(865,617)
Accumulated other comprehensive income	44,341	75,969
Total Vishay stockholders' equity	1,484,729	1,544,858
Noncontrolling interests	4,995	5,038
Total equity	1,489,724	1,549,896
Total liabilities and equity	$2,671,956	$2,815,960

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	March 28,	March 29,
	2009	2008
		(recast - see Note 1)
Net revenues	$449,511	$733,313
Costs of products sold	381,487	560,850
Gross profit	68,024	172,463

Selling, general, and administrative expenses	87,454	119,063
Restructuring and severance costs	18,933	18,202
Asset write-downs	-	4,195
Operating income (loss)	(38,363)	31,003

Other income (expense):
Interest expense	(2,864)	(12,714)
Other	12,883	(198)
	10,019	(12,912)
Income (loss) from continuing operations before taxes	(28,344)	18,091

Income taxes	710	6,173

Income (loss) from continuing operations, net of tax	(29,054)	11,918

Loss from discontinued operations, net of tax	-	(42,136)

Net earnings (loss)	(29,054)	(30,218)

Less: net earnings attributable to noncontrolling interests	73	478

Net earnings (loss) attributable to Vishay stockholders	$(29,127)	$(30,696)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.16)	$0.06
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.16)	$(0.16)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.16)	$0.06
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.16)	$(0.16)

Weighted average shares outstanding - basic	186,558	186,343

Weighted average shares outstanding - diluted	186,558	186,540

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$(29,127)	$11,440
Discontinued operations, net of tax	-	(42,136)
Net earnings (loss)	$(29,127)	$(30,696)

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 28,	March 29,
	2009	2008
		(recast - see Note 1)
Continuing operating activities
Net earnings (loss)	$(29,054)	$(30,218)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	-	42,136
Depreciation and amortization	54,571	54,898
(Gain) loss on disposal of property and equipment	79	30
Accretion of interest on convertible notes	-	5,623
Asset write-downs	-	4,195
Inventory write-offs for obsolescence	6,376	6,205
Deferred grant income	(209)	(535)
Other	(21,449)	6,845
Changes in operating assets and liabilities,
net of effects of businesses acquired	42,937	(50,946)
Net cash provided by continuing operating activities	53,251	38,233

Continuing investing activities
Purchase of property and equipment	(11,309)	(25,829)
Proceeds from sale of property and equipment	308	415
Other investing activities	-	100
Net cash used in continuing investing activities	(11,001)	(25,314)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(247)	(326)
Proceeds of long-term debt, net of issuance costs	15,000	-
Net changes in short-term borrowings	(10,871)	483
Distributions to noncontrolling interests	(116)	(359)
Proceeds from stock options exercised	-	16
Net cash (used in) provided by continuing financing activities	3,766	(186)
Effect of exchange rate changes on cash and cash equivalents	(2,404)	19,248
Net increase in cash and cash equivalents
from continuing activities	43,612	31,981

Net cash (used) provided by discontinued operating activities	(3,000)	3,470
Net cash used by discontinued investing activities	-	(134)
Net cash used by discontinued financing activities	-	-
Net cash (used) provided by discontinued operations	(3,000)	3,336
Net increase in cash and cash equivalents	40,612	35,317
Cash and cash equivalents at beginning of period	324,164	537,295
Cash and cash equivalents at end of period	$364,776	$572,612

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2008 (recast - see Note 1)	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings (loss)	-	-	-	(29,127)	-	(29,127)	73	(29,054)
Other comprehensive income	-	-	-	-	(31,628)	(31,628)	-	(31,628)
Comprehensive income						(60,755)	73	(60,682)
Distributions to noncontrolling interests	-	-	-	-	-	-	(116)	(116)
Phantom and restricted stock issuances (5,000 shares)	-	-	-	-	-	-	-	-
Stock compensation expense	-	-	626	-	-	626	-	626
Balance at March 28, 2009	$17,220	$1,435	$2,316,477	$(894,744)	$44,341	$1,484,729	$4,995	$1,489,724

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three fiscal months ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2009 end on March 28, 2009, June 27, 2009, September 26, 2009, and December 31, 2009. The four fiscal quarters in 2008 ended on March 29, 2008, June 28, 2008, September 27, 2008, and December 31, 2008, respectively.

Retrospective Adoption of New Accounting Standards

Effective January 1, 2009, Vishay adopted two accounting standards that require retrospective adjustment to previously issued financial statements. All prior period comparable data presented in these consolidated condensed financial statements reflect the retrospective adoption of these standards.

In May 2008, the Financial Accounting Standards Board staff issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement). The guidance included in this staff position significantly impacts the accounting for convertible bonds that may be settled in cash. FSP APB 14-1 requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations.

The adoption of the FSP requires retrospective application to all periods presented. Vishay adopted this FSP effective January 1, 2009. Earlier adoption was prohibited.

The guidance of the FSP apply only to those instruments that will be presented in the annual financial statements for the period of adoption, in other words, during the period January 1, 2007 to December 31, 2009. A cumulative effect of adoption has been recorded in retained earnings as of January 1, 2007.

The FSP is applicable to the Company’s Convertible Subordinated Notes, due 2023. These notes were substantially all repurchased on August 1, 2008.

The retrospective application of FSP APB 14-1 increased previously reported interest expense by $6.1 million, or $0.03 per diluted share, for the first quarter of 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

The presentation and disclosure requirements of SFAS No. 160 are to be applied retrospectively to all periods presented. Vishay adopted this standard effective January 1, 2009. Earlier adoption was prohibited.

Concurrent with the adoption of SFAS No. 160, the Company reclassified certain distributions to the holders of noncontrolling interests on its consolidated statements of cash flows.

Other Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2, which provided a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay has only partially applied SFAS No. 157 as of January 1, 2008. The partial application of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption of the remaining aspects which were deferred by FSP SFAS 157-2 did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. While retaining the fundamental requirements of SFAS No. 141, this new statement makes various modifications to the requirements of SFAS No. 141 in regards to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. Vishay adopted this standard effective January 1, 2009. Earlier adoption was prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement will require enhanced disclosures about an entity’s derivative and hedging activities, and therefore improves the transparency of financial reporting. Vishay adopted this standard effective January 1, 2009. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In April 2008, the FASB staff issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or require a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted by SFAS No. 142’s entity-specific factors. Vishay adopted this FSP effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications

In addition to changes due to the retrospective adoption of new accounting standards described above, certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

In the current uncertain economic conditions, the Company is not actively pursuing acquisitions, but will consider special opportunities should they arise.

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s Power Control Systems (“PCS”) business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations.

During Vishay’s period of ownership of ASBU, the assets and liabilities of ASBU were separately reported in the consolidated condensed balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale were not depreciated or amortized. The Company allocated no goodwill to ASBU in the purchase accounting for the PCS business.

Financial results of discontinued operations for the fiscal quarter ended March 29, 2008 and year ended December 31, 2008 are as follows (in thousands):

	Fiscal quarter ended	Year ended
	March 29, 2008	December 31, 2008
Net revenues	$10,995	$10,995

Loss before income taxes	$(38,224)	$(43,345)
Tax expense (benefit)	3,912	4,481
Loss from discontinued operations, net of tax	$(42,136)	$(47,826)

The loss before income taxes for the fiscal quarter ended March 29, 2008 includes an impairment charge of $32.3 million to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008. The selling price for ASBU was subject to a net working capital adjustment.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts were remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. A portion of this amount was paid during the first quarter of 2009 and reflected on the accompanying consolidated condensed statement of cash flows as cash flow from discontinued operations.

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

First Quarter 2009

The Company recorded restructuring and severance costs of $18,933,000 for the first quarter of 2009. Employee termination costs were $17,687,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include pension settlement charges of $805,000 for employees in the Republic of China (Taiwan). The Company also incurred $1,246,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and first quarter of 2009.

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$17,687	$1,246	$18,933	2,392
Utilized	(4,335)	(168)	(4,503)	(1,649)
Foreign currency translation	285	1	286
Balance at March 28, 2009	$13,637	$1,079	$14,716	743

First Quarter 2008

The Company recorded restructuring and severance costs of $18,202,000 for the first quarter of 2008. Employee termination costs were $16,284,000, covering 517 technical, production, administrative, and support employees located in Austria, Brazil, Belgium, the People’s Republic of China, France, Germany, Hungary, and the United States. The Company also incurred $1,918,000 of other exit costs during the quarter, principally related to the closure of a facility in Brazil. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000.

Year Ended December 31, 2008

The Company recorded restructuring and severance costs of $62,537,000 for the year ended December 31, 2008. Employee termination costs were $58,601,000, covering technical, production, administrative, and support employees located in nearly every country in which the Company operates. Through the first nine months of 2008, these restructuring activities were part of the Company’s on-going cost reduction initiatives. The significant increase in restructuring activities during the fourth quarter of 2008 was substantially attributable to the declining business conditions experienced in the second half of 2008. Severance costs for the year ended December 31, 2008 also include executive severance and a pension settlement charge of $2,894,000 related to employees in the Republic of China (Taiwan). The Company also incurred $3,936,000 of other exit costs, principally related to the closures of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$58,601	$3,936	$62,537	3,245
Utilized	(32,774)	(2,826)	(35,600)	(1,707)
Foreign currency translation	(1,055)	(478)	(1,533)
Balance at December 31, 2008	$24,772	$632	$25,404	1,538
Utilized	(11,011)	(276)	(11,287)	(424)
Foreign currency translation	(694)	(9)	(703)
Balance at March 28, 2009	$13,067	$347	$13,414	1,114

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2009. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended March 28, 2009 and March 29, 2008 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

During the three fiscal months ended March 28, 2009, the liabilities for unrecognized tax benefits decreased by a net $1.0 million, principally due to foreign currency effects.

Note 5 – Long-Term Debt

Israel Bank Loan

During the first quarter of 2009, a subsidiary of the Company in Israel entered into a new bank loan. The principal amount of the bank loan is $15 million. The loan bears interest at LIBOR plus 3.45%. Future maturities are as follows (in thousands):

2010	$1,500
2011	1,500
2012	3,000
2013	4,500
2014	4,500

Credit Facility

The Company maintains a credit facility with a consortium of banks led by Comerica Bank as administrative agent. The credit facility consists of:

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

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. Borrowings currently outstanding on the revolving credit facility, based on current leverage ratios, bear interest at LIBOR plus 1.00%. The Company is also required to pay facility commitment fees. The borrowings under the term loan, based on current leverage ratios, bear interest at LIBOR plus 2.50%. Based on expected financial results over the next several quarters, the Company expects its leverage ratio to increase, which would result in an increase to the variable rate of interest paid on outstanding borrowings under the existing credit facility.

The credit facility requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company was in compliance with all covenants at March 28, 2009, and expects to continue to be in compliance based on current projections. The Company also has mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance. However, in the current economic environment, there is a reasonable possibility that the Company could fail certain financial covenants, particularly the fixed charge coverage ratio covenant, at future measurement dates.

If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, the Company’s Exchangeable Notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Net earnings (loss)	$(29,054)	$(30,218)
Other comprehensive income (loss):
Foreign currency translation
adjustment	(34,702)	80,603
Unrealized gain (loss) on available
for sale securities	(243)	(217)
Pension and other postretirement
adjustments	3,317	1,450
Total other comprehensive income (loss)	(31,628)	81,836
Comprehensive income (loss)	$(60,682)	$51,618
Less: Comprehensive income (loss)
attributable to noncontrolling interets	73	478
Comprehensive income (loss) attributable
to Vishay stockholders	$(60,755)	$51,140

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first quarters of 2009 and 2008 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 28, 2009		March 29, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$757	$1,167	$1,160
Interest cost	4,129	2,649	4,163	3,277
Expected return on plan assets	(3,670)	(420)	(5,224)	(680)
Amortization of prior service credit	(44)	-	(42)	-
Amortization of losses	2,969	16	466	864
Curtailments and settlements	-	805	-	-
Net periodic benefit cost	$3,384	$3,807	$530	$4,621

The following table shows the components of the net periodic benefit cost for the first quarters of 2009 and 2008 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 28, 2009		March 29, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$42	$78	$54	$99
Interest cost	201	93	275	103
Amortization of prior service (credit) cost	(75)	-	48	-
Amortization of transition obligation	19	-	19	-
Amortization of gains	(70)	-	(157)	-
Net periodic benefit cost	$117	$171	$239	$202

Note 8 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of share-based compensation to officers, employees, and non-employee directors.

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines compensation cost for restricted stock units (“RSUs”), phantom stock units, and restricted stock based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award.

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Stock options	$281	$494
Restricted stock units	271	-
Phantom stock units	74	286
Restricted stock	-	10
Total	$626	$790

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 28, 2009 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$2,016	4.7
Restricted stock units	1,010	1.6
Phantom stock units	-	0.0
Total	$3,026

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Program (the “2007 Program”) permits the grant of up to 3,000,000 shares of restricted stock, unrestricted stock, RSUs, and stock options, to officers, employees, and non-employee directors. Such instruments are available for grant until May 22, 2017.

The 2007 Program was originally approved by stockholders of the Company on May 22, 2007, as the “2007 Stock Option Program.” On May 28, 2008, the Company’s stockholders approved amendments to the 2007 Stock Option Program, which was then renamed the “2007 Stock Incentive Program.”

Other Stock Option Programs

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs. These programs are more fully described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K. No additional options may be granted pursuant to these programs.

Option activity under the stock option plans as of March 28, 2009 and changes during the three fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life (Years)
Outstanding:
December 31, 2008	3,904	$18.55
Granted	-	-
Exercised	-	-
Cancelled	(32)	18.98
Outstanding at March 28, 2009	3,872	$18.55	2.29

Vested and expected to vest
at March 28, 2009	3,872	$18.55	2.29
Exercisable at March 28, 2009	3,438	$18.82	1.61

During the three fiscal months ended March 28, 2009, 13,000 options vested. At March 28, 2009, there are 434,000 unvested options outstanding, with a weighted average grant-date fair value of $9.80 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2009 of $3.56 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2009 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the three fiscal months ended March 28, 2009.

Restricted Stock Units

RSU activity under the stock incentive plan as of March 28, 2009 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

		Grant
	Number	date
	of	fair value
	RSUs	per unit
Outstanding:
December 31, 2008	197
Granted	-	$-
Exercised	-
Cancelled	-
Outstanding at March 28, 2009	197

Expected to vest at March 28, 2009	197

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. At January 1, 2009, the Company had such employment arrangements with four of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

Phantom stock units activity under the stock incentive plan as of March 28, 2009 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

		Grant
	Number	date
	of	fair value
	RSUs	per unit
Outstanding:
December 31, 2008	100
Granted	20	$3.70
Redeemed for
common stock	-
Outstanding at March 28, 2009	120

Note 9 – Segment Information

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

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Net revenues:
Semiconductors
Product sales	$198,925	$386,062
Royalty revenues	70	1,718
Total Semiconductors	198,995	387,780
Passive Components
Product sales	248,436	345,533
Royalty revenues	2,080	-
Total Passive Components	250,516	345,533
	$449,511	$733,313
Segment operating income:
Semiconductors	$(20,372)	$36,911
Passive Components	6,623	23,739
Corporate	(5,681)	(7,250)
Restructuring and severance costs	(18,933)	(18,202)
Asset write-downs	-	(4,195)
Consolidated operating income (loss)	$(38,363)	$31,003
Restructuring and severance costs:
Semiconductors	$7,209	$1,131
Passive Components	11,724	17,071
	$18,933	$18,202
Asset write-downs:
Passive Components	$-	$4,195
	$-	$4,195

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except earnings (loss) per share):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(29,127)	$11,440
Loss from discontinued operations	-	(42,136)
Net earnings (loss)	$(29,127)	$(30,696)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	-

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(29,127)	$11,440
Loss from discontinued operations	-	(42,136)
Net earnings (loss)	$(29,127)	$(30,696)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,558	186,343

Effect of dilutive securities:
Convertible and exchangeable notes	-	-
Employee stock options	-	65
Other	-	132
Dilutive potential common shares	-	197

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,558	186,540

Basic earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$(0.16)	$0.06
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.16)	$(0.16)

Diluted earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$(0.16)	$0.06
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.16)	$(0.16)
____________________

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	87	23,496
Exchangeable Unsecured Notes, due 2102	6,176	6,176
Weighted average employee stock options	3,893	4,299
Weighted average warrants	8,824	8,824
Weighted average other	320	-

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming exchange is added to the net earnings used to compute earnings per share.

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

Note 11 – Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities as of January 1, 2009 in accordance with the provisions of FASB Staff Position SFAS 157-2. The adoption did not have a material effect on the Company’s financial position, results of operations, or liquidity.

SFAS No. 157 establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company’s own assumptions.

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 28, 2009 (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets held in rabbi trusts	$23,493	$6,682	$16,811	$-

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale, valued based upon level 1 inputs; and Company-owned life insurance assets valued based upon level 2 inputs.

The marketable securities held in the rabbi trusts are valued using quoted market prices multiplied by the number of shares held in the trust. The Company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts.

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

As described in Note 1 to our consolidated condensed financial statements, effective January 1, 2009, Vishay adopted two accounting standards that require retrospective adjustment to previously issued financial statements. All prior period amounts have been adjusted to reflect the retrospective adoption of these new accounting standards. We have published unaudited selected financial data reflecting the retrospective adoption of these accounting standards, which was filed with the U.S. Securities and Exchange Commission as Exhibit 99 to our current report on Form 8-K dated April 13, 2009.

Net revenues for the fiscal quarter ended March 28, 2009 were $449.5 million, compared to $733.3 million for the fiscal quarter ended March 29, 2008. The net loss attributable to Vishay stockholders for the fiscal quarter ended March 28, 2009 was $29.1 million or $0.16 per share, compared to a net loss attributable to Vishay stockholders of $30.7 million or $0.16 per share for the fiscal quarter ended March 29, 2008.

The net loss attributable to Vishay stockholders for the fiscal quarter ended March 28, 2009 was impacted by pretax charges for restructuring and severance costs of $18.9 million, which had a $0.08 per share after-tax effect on the net loss.

The net loss attributable to Vishay stockholders for the fiscal quarter ended March 29, 2008 was impacted by pretax charges for restructuring and severance costs of $18.2 million and related asset write-downs of $4.2 million. These items and their tax-related consequences had a negative $0.10 per share effect on income from continuing operations attributable to Vishay stockholders. The net loss for the fiscal quarter ended March 29, 2008 also included a loss on discontinued operations of $42.1 million, or $0.23 per share.

The retrospective application of FSP APB 14-1 increased previously reported interest expense by $6.1 million, or $0.03 per diluted share, for the first quarter of 2008.

Vishay’s first quarter results have been substantially impacted by the present global economic crisis. We realized losses from operations due to a dramatic and broad decline of volume. Due to our quick reaction to the crisis during the second half of 2008, we have mitigated this loss of volume through significant reductions of fixed costs and inventories, and have continued to generate positive cash flows from operations.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period. The inventory balance used for computation of this ratio includes tantalum inventories in excess of one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. A higher level of inventory turnover reflects more efficient use of our capital.

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical of the industry, especially for our Semiconductors segment products. However, we attempt to offset this deterioration with ongoing cost reduction activities and new product introductions.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first quarter of 2008 through the first quarter of 2009 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2008	2008	2008	2008	2009
Net revenues	$733,313	$774,364	$739,092	$575,442	$449,511

Gross profit margin*	23.5%	23.2%	21.6%	14.8%	15.1%

End-of-period backlog	$696,700	$695,900	$619,000	$459,700	$400,400

Book-to-bill ratio	1.04	1.00	0.92	0.74	0.89

Inventory turnover	3.74	3.89	3.85	3.40	2.84

Change in ASP vs. prior quarter	-0.4%	-0.9%	-1.4%	0.0%	-1.0%
____________________

* Gross profit margin for the fourth quarter of 2008 includes losses on adverse purchase commitments of $6.0 million.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

As expected in light of the worldwide economic downturn, net revenues for the first quarter of 2009 decreased 22% sequentially, following a 22% sequential decrease in the fourth quarter of 2008. During the first quarter of 2009, we continued to experience a very low order-rate, which began in the third quarter of 2008, although orders seem to have stabilized and we are beginning to see signs of recovery. Our Semiconductors segment has already shown the first signs of a recovery in the course of the first quarter and continuing into April. However, our Passive Components segment may still decline slightly, with its stronger exposure to the automotive and industrial segments in Europe and the United States.

The sequential increase in gross profit margin for the first quarter of 2009 is attributable to the absence of the losses on adverse purchase commitments recorded in the fourth quarter of 2008, partially offset by lower volume. The book-to-bill ratio improved to 0.89 from 0.74 in the fourth quarter of 2008. For the first quarter of 2009, the book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.84 and 0.93, respectively, versus ratios of 0.65 and 0.83, respectively, during the fourth quarter of 2008.

We have continued to see relatively modest pricing pressure, although we expect increasing pricing pressure in 2009 for Semiconductors segment products once the order intake increases.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the first quarter of 2008 through the first quarter of 2009 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2008	2008	2008	2008	2009
Semiconductors
Net revenues	$387,780	$407,443	$392,934	$272,669	$198,995

Book-to-bill ratio	1.03	1.01	0.85	0.59	0.96

Gross profit margin(1)	22.9%	22.5%	21.8%	11.5%	6.6%

Passive Components
Net revenues	$345,533	$366,921	$346,158	$302,773	$250,516

Book-to-bill ratio	1.05	0.99	0.98	0.88	0.84

Gross profit margin(2)	24.3%	24.1%	21.4%	17.8%	21.9%
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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. Due to our direct labor reductions in the last two quarters, this percentage was 73.2% at the end of the first quarter of 2009, as compared to 74.6% at the end of 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we approach, and then maintain, this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

These production transfers, facility consolidations, and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Between 2001 and 2008, we recorded, in the consolidated statements of operations, restructuring and severance costs totaling $285 million and related asset write-downs totaling $86 million in order to reduce our cost structure going forward. We have realized, and expect to continue to realize, significant annual net cost savings associated with these restructuring activities.

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

Under previous accounting standards, plant closure and employee termination costs that we incur in connection with our acquisition activities are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations. Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations, which Vishay adopted effective January 1, 2009, requires such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.

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

The perpetual erosion of average selling prices of established products that is typical of our industry makes it imperative that we continually seek ways to reduce our costs. Furthermore, our long-term strategy is to grow through the integration of acquired businesses, and the accounting standards for these integration costs has changed effective January 1, 2009. For these reasons, we expect to have some level of restructuring expenses each period for the foreseeable future.

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

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and incurred additional restructuring and severance costs of $18.9 million during the first quarter of 2009. These costs were incurred as part of our program to reduce manufacturing and SG&A fixed costs in 2009 by $150 million compared to the year ended December 31, 2008. Our cost reduction programs are ahead of schedule. Our fixed costs in the first quarter of 2009 decreased by $54 million compared to the first quarter of 2008. Of this amount, approximately 40% reduced manufacturing costs and approximately 60% reduced SG&A expenses. We now believe that we will be able to reduce fixed costs by $200 million for the full year 2009 versus 2008, approximately equivalent to maintaining the present run-rate. Of this amount, approximately 50% is expected to reduce manufacturing costs and approximately 50% is expected to reduce SG&A expenses. Additionally, we intend to replace temporary measures with permanent measures to defend this cost reduction going forward, even after sales return to more normal levels.

We originally expected to incur restructuring and severance costs of approximately $25 million in 2009, but now believe that the total restructuring and severance costs will be closer to $50 million. Including unpaid balances from 2008 programs, we expect the 2009 cash outlay for restructuring and severance programs to be approximately $50 million, with additional amounts to be paid in future periods.

Our 2009 restructuring programs include headcount reductions in virtually every facility and every country in which we operate, as well as selected plant closures. In 2009, we plan to close two facilities in the United States and consolidate manufacturing for these product lines into other facilities. We also expect to consolidate certain Asian locations.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. With the strengthening of the U.S. dollar during the first quarter of 2009, we saw a decrease in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. See Note 6 to our consolidated condensed financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. As a result of a strengthening of the U.S. dollar versus several foreign currencies during the first quarter of 2009, the translation of foreign currency revenues and expenses into U.S. dollars has decreased reported revenues and expenses as compared to the prior year period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first quarter of 2009 have been favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Cost of products sold	84.9%	76.5%
Gross profit	15.1%	23.5%
Selling, general & administrative expenses	19.5%	16.2%
Operating income (loss)	-8.5%	4.2%
Income (loss) from continuing operations
before taxes	-6.3%	2.5%
Income (loss) from continuing operations	-6.5%	1.6%
Net earnings (loss) attributable to
Vishay stockholders	-6.5%	-4.2%
______
Effective tax rate	-2.5%	34.1%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Net revenues	$449,511	$733,313
Change versus comparable prior year period	$(283,802)
Percentage change versus
comparable prior year period	-38.7%

Changes in net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-36.2%
Decrease in average selling prices	-2.2%
Foreign currency effects	-3.0%
Acquisitions	0.3%
Other	2.4%
Net change	-38.7%

All regions and all of our end-use markets are heavily impacted by the global economic slow-down, which was most strongly seen in the decline in sales of our Semiconductors segment products in the first quarter of 2009 compared to the prior year period. The relatively stronger U.S. dollar further decreased the amount reported for revenues in the first quarter of 2009 compared to the prior year period.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $15.5 million and $21.9 million for the three fiscal months ended March 28, 2009 and March 29, 2008, respectively, or 3.3% and 2.9% of gross sales, respectively. Actual credits issued under the programs during the three fiscal months ended March 28, 2009 and March 29, 2008, were $16.0 million and $18.6 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.1 million and $1.7 million for the fiscal quarters ended March 28, 2009 and March 29, 2008, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended March 28, 2009 were 15.1%, versus 23.5% for the comparable prior year period. This decrease in gross profit margin reflects significantly lower volume and modestly lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Net revenues	$198,995	$387,780
Change versus comparable prior year period	$(188,785)
Percentage change versus
comparable prior year period	-48.7%

Changes in Semiconductors segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-46.4%
Decrease in average selling prices	-5.4%
Foreign currency effects	-1.4%
Acquisitions	0.0%
Other	4.5%
Net change	-48.7%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Gross margin percentage	6.6%	22.9%

The decrease in gross profit margin percentage reflects significantly lower volume and lower average selling prices, partially offset by our fixed cost reduction programs.

Our Semiconductors segment has suffered significantly from the weakness in Asian consumer, European automotive, mobile phone, and notebook computer markets. Profitability has suffered in an unprecedented manner due to the low sales volume during the quarter, although the first signs of a recovery are beginning to emerge.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Net revenues	$250,516	$345,533
Change versus comparable prior year period	$(95,017)
Percentage change versus
comparable prior year period	-27.5%

Changes in Passive Components segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-24.7%
Increase in average selling prices	0.6%
Foreign currency effects	-4.7%
Acquisitions	0.5%
Other	0.8%
Net change	-27.5%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Gross margin percentage	21.9%	24.3%

The decrease in gross profit margin percentage reflects significantly lower volume, partially offset by our fixed cost reduction programs.

In light of the economic challenges, our Passive Components segment has maintained a respectable gross margin percentage. Average selling prices have increased slightly sequentially and versus the prior year period. While foreign currency effects reduced reported revenues, the general strengthening of the U.S. dollar improved margins versus the prior year period. While we have seen signs of overall market recovery, due to more substantial exposure to automotive and industrial sectors, our Passive Components segment revenues and profitability may decline further in the second quarter of 2009.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Total SG&A expenses	$87,454	$119,063
as a percentage of revenues	19.5%	16.2%

The overall decrease in SG&A expenses are primarily attributable to lower sales and our cost containment initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008
Amortization of intangible assets	$5,743	$4,754
Patent infringement case	-	2,300
Transition services agreements	-	600
Net (gain) loss on sales of assets	79	30

The increase in amortization expense for the fiscal quarter ended March 28, 2009 is principally due to the acquisitions of our partner’s 51% interest in the Indian transducers joint venture, of Powertron GmbH, and of the wet tantalum capacitor business of KEMET Corporation, all in the third quarter of 2008. Amortization expense also increased for the fiscal quarter ended March 28, 2009 compared to the prior year period due to the initiation of amortization of certain tradenames after determining that these indefinite-lived intangible assets were impaired during the third quarter of 2008.

The transition services agreements were associated with our acquisition of the PCS business in 2007.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the three fiscal months ended March 28, 2009, recording restructuring and severance costs of $18.9 million. We expect to continue to incur restructuring expenses to reduce our fixed costs, particularly in light of the current economic environment, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 3 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 28, 2009 decreased by $9.9 million versus the comparable prior year period. This decrease is primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt. Interest expense for the fiscal quarter ended March 29, 2008 has been recast for the retrospective adoption of FSP APB 14-1, which increased previously reported interest expense for the first quarter of 2008 by approximately $6.1 million.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	March 28, 2009	March 29, 2008	Change
Foreign exchange gain (loss)	$11,792	$(4,780)	$16,572
Interest income	985	4,125	(3,140)
Other	106	457	(351)
	$12,883	$(198)	$13,081

Income Taxes

Due to losses in lower-tax-rate jurisdictions, the effective tax rate for the fiscal quarter ended March 28, 2009 was negative. The effective tax rate for the fiscal quarter ended March 29, 2008 was 34.1%.

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

During the three fiscal months ended March 28, 2009, the liabilities for unrecognized tax benefits decreased by a net $1.0 million, principally due to foreign currency effects.

Financial Condition, Liquidity, and Capital Resources

A worldwide financial crisis became more pronounced and intensified significantly in the latter half of 2008 and continued into the first quarter of 2009. This has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies.

We believe that Vishay has adequate financial resources to weather the current recessionary environment, and we remain confident for the long-term prospects for the electronics industry. However, the factors driving the current economic crisis are different than in previous recessions, and as a result, there is somewhat limited historical experience available to guide our business strategy. Nevertheless, thus far, we are seeing a familiar sequence of events for the electronics industry during this recession.

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

We continued to generate strong cash flows from operations and free cash during the first quarter of 2009 despite the challenging economic environment. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash during the current downturn.

The following table summarizes the components of net debt at March 28, 2009 and December 31, 2008 (in thousands):

	March 28,	December 31,
	2009	2008
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	112,500	112,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	17,058	2,305
Total debt	361,428	346,675

Cash and cash equivalents	364,776	324,164

Net debt	$(3,348)	$22,511

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

Over 95% of the March 28, 2009 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of March 28, 2009 continued to be strong, with a current ratio (current assets to current liabilities) of 3.1 to 1, as compared to a ratio of 2.9 to 1 at December 31, 2008. This increase is primarily due to changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.24 to 1 at March 28, 2009, as compared to 0.22 to 1 as of December 31, 2008. The increase in this ratio is primarily due to a decrease in net equity (accumulated other comprehensive income) resulting from the strengthening of the U.S. dollar and an increase in total debt subsequent to obtaining a new $15 million bank loan in Israel.

Cash flows provided by continuing operating activities were $53.3 million for the fiscal quarter ended March 28, 2009, as compared to cash flows provided by continuing operating activities of $38.2 million for the fiscal quarter ended March 29, 2008. This increase is principally due to favorable changes in net working capital during the first quarter of 2009 compared to the first quarter of 2008.

Cash used by discontinued operating activities of $3.0 million reflect payments to settle certain outstanding disputes with the buyer of the ASBU business during the first quarter of 2009. The expenses associated with these cash payments were accrued in the fourth quarter of 2008. Cash provided by discontinued operating activities of $3.5 million for the fiscal quarter ended March 29, 2008 primarily reflects a decrease in working capital of ASBU business.

Cash paid for property and equipment for the fiscal quarter ended March 28, 2009 was $11.3 million, as compared to $25.8 million for the fiscal quarter ended March 29, 2008. Our total capital expenditures are projected to be significantly lower in 2009 as a result of the economic uncertainty. We now estimate that 2009 capital expenditures will be less than $50 million, lower than our previously published estimates. This reduced level of annual capital spending is temporary and not sustainable in an expanding economy.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At March 28, 2009, the term loan balance was $112.5 million, and $125 million was outstanding under the revolving credit facility.

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

We were in compliance with all covenants at March 28, 2009. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,274 million, which is $209 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 1.18 to 1, 4.53 to 1, and 0.85 to 1, respectively.

We expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance. However, in the current economic environment, there is a reasonable possibility that we could fail certain financial covenants, particularly the fixed charge coverage ratio covenant, at future measurement dates.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our Exchangeable Notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Based on expected financial results over the next several quarters, we expect our leverage ratio to increase, which would result in an increase to the variable rate of interest paid on outstanding borrowings under the credit facility.

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

Economic Outlook and Impact on Operations and Future Financial Results

The worldwide financial crisis will have direct and indirect impacts on our business operations and the amounts reported in our consolidated financial statements. Many of these impacts are related to inherent risks of our business, as more fully described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K. Specifically, these impacts could include, but are not limited to, the following:

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

Debt Covenants

Our credit facility requires us to comply with other covenants, including the maintenance of specific financial measures and ratios. We were in compliance with all covenants at March 28, 2009, and we expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance. However, in the current economic environment, there is a reasonable possibility that we could fail certain financial covenants, particularly the fixed charge coverage ratio covenant, at future measurement dates.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our Exchangeable Notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Access to Capital Markets

In the United States, we presently have a revolving credit facility with approximately $114 million of unused borrowing capacity at March 28, 2009. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If Vishay were to require additional capital, either to sustain normal operations, fund debt maturities, repay the credit facility in the event of default, or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

Interest Rates

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility and our exchangeable notes due 2102 bear interest at variable rates based on LIBOR. LIBOR has fluctuated significantly over the past nine months. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash balances. However, their can be no assurance that the interest rate earned on cash balances will move in tandem with the interest rate paid on our variable-rate debt.

Additionally, the interest rate paid on outstanding balances under our credit facility could vary based on our leverage ratio. Based on expected financial results over the next several quarters, we expect our leverage ratio to increase, resulting in an increase to the variable rate of interest paid on outstanding borrowings under the credit facility.

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

Impairment of Assets

During 2008, we recorded material impairment charges to reduce the carrying value of our goodwill to zero, and to reduce the carrying value of certain intangible assets and certain property and equipment. These impairments are generally measured based on expected future cash flows. A continued decline in market conditions could require us to assess whether or not our assets are further impaired, and may require additional, material impairment charges.

Capital Expenditures

To preserve cash, we plan to defer certain capital expenditures. This could limit our new product introductions or our ability to meet customer demands. As a result, when the economy rebounds, we may not have adequate manufacturing capacity, or we may have difficulty expanding our manufacturing capacity, to satisfy demand.

Research and Development

Our regular R&D programs are continuing and we will continue to roll out the new products that the market demands. Some of our R&D activities, however, have very long-term goals. To reduce costs, we have deferred certain projects.

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates, as further described in Item 7 to our Annual Report on Form 10-K under the heading “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefits.” Events in the financial markets have led to declines in the fair value of investment securities held by our pension plans. Negative investment returns are deferred as an actuarial item and amortized over future periods, which has the effect of significantly increasing pension costs for 2009 and possibly future periods. Furthermore, negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

In December 2008, the President of the United States signed the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”). WRERA provides certain relief from defined benefit plan funding requirements. We are still evaluating the impact of WRERA on our U.S. defined benefit pension plans. We anticipate making contributions to U.S. defined benefit pension plans of between $15 million and $25 million in 2009, although this amount could materially change based on our evaluation of WRERA.

Restructuring

Due to recessionary pressures, we expect to restructure our operations to reduce our cost structure and to remain competitive. In such restructuring programs, we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. During this process, we may experience under-utilization of certain plants in high-labor-cost regions and capacity constraints in plants located in low-labor-cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of lay-offs or termination of our employees in high-labor-cost countries.

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

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2008. There were no material changes to these commitments during the three fiscal months ended March 28, 2009.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly the current recessionary environment; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective February 2009).

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

Date: May 5, 2009