Form 10-Q
period 2009-06-27
VISHAY INTERTECHNOLOGY INC
filed 2009-08-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 30, 2009, the registrant had 172,283,533 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
JUNE 27, 2009
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – June 27, 2009 and December 31, 2008	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended June 27, 2009 and
		June 28, 2008	6

		Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended June 27, 2009 and
		June 28, 2008	7

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended June 27, 2009 and
		June 28, 2008	8

		Consolidated Condensed Statement of Equity
		(Unaudited)	9

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

	Item 4.	Controls and Procedures	51

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	51

	Item 1A.	Risk Factors	51

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3.	Defaults Upon Senior Securities	51

	Item 4.	Submission of Matters to a Vote of Security Holders	52

	Item 5.	Other Information	53

	Item 6.	Exhibits	53

		SIGNATURES	54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	June 27,	December 31,
	2009	2008
Assets		(recast - see Note 1)
Current assets:
Cash and cash equivalents	$393,741	$324,164
Accounts receivable, net	285,415	311,197
Inventories:
Finished goods	129,301	173,280
Work in process	208,634	211,320
Raw materials	132,288	153,419
Total inventories	470,223	538,019

Deferred income taxes	14,075	15,251
Prepaid expenses and other current assets	103,190	139,903
Total current assets	1,266,644	1,328,534

Property and equipment, at cost:
Land	98,100	98,827
Buildings and improvements	512,065	508,579
Machinery and equipment	2,114,432	2,091,124
Construction in progress	51,842	80,857
Allowance for depreciation	(1,697,353)	(1,617,225)
	1,079,086	1,162,162

Intangible assets, net	163,138	177,782

Other assets	145,388	147,482
Total assets	$2,654,256	$2,815,960

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	June 27,	December 31,
	2009	2008
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$642	$11,293
Trade accounts payable	76,404	104,608
Payroll and related expenses	91,037	117,197
Other accrued expenses	168,265	191,086
Income taxes	13,715	24,901
Current portion of long-term debt	14,383	13,044
Total current liabilities	364,446	462,129

Long-term debt less current portion	334,415	333,631
Deferred income taxes	17,861	18,842
Deferred grant income	2,897	3,143
Other liabilities	152,725	123,207
Accrued pension and other postretirement costs	316,341	325,112
Total liabilities	1,188,685	1,266,064

Equity:
Vishay stockholders' equity
Common stock	17,228	17,220
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,316,962	2,315,851
Retained earnings (accumulated deficit)	(953,609)	(865,617)
Accumulated other comprehensive income (loss)	78,404	75,969
Total Vishay stockholders' equity	1,460,420	1,544,858
Noncontrolling interests	5,151	5,038
Total equity	1,465,571	1,549,896
Total liabilities and equity	$2,654,256	$2,815,960

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	June 27,	June 28,
	2009	2008
		(recast - see Note 1)
Net revenues	$460,258	$774,364
Costs of products sold	381,484	594,645
Gross profit	78,774	179,719

Selling, general, and administrative expenses	83,752	121,021
Restructuring and severance costs	12,090	8,909
Impairment of goodwill	-	800,000
Settlement agreement gain	(28,195)	-
Executive employment agreement charge	57,824	-
Operating income (loss)	(46,697)	(750,211)

Other income (expense):
Interest expense	(2,787)	(12,283)
Other	(5,510)	4,673
	(8,297)	(7,610)
Income (loss) from continuing operations before taxes	(54,994)	(757,821)
Income taxes	3,715	(10,194)
Income (loss) from continuing operations, net of tax	(58,709)	(747,627)
Loss from discontinued operations, net of tax	-	-
Net earnings (loss)	(58,709)	(747,627)
Less: net earnings attributable to noncontrolling interests	156	269
Net earnings (loss) attributable to Vishay stockholders	$(58,865)	$(747,896)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.32)	$(4.01)
Discontinued operations	$-	$-
Net earnings (loss)	$(0.32)	$(4.01)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.32)	$(4.01)
Discontinued operations	$-	$-
Net earnings (loss)	$(0.32)	$(4.01)

Weighted average shares outstanding - basic	186,586	186,371

Weighted average shares outstanding - diluted	186,586	186,371

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$(58,865)	$(747,896)
Discontinued operations, net of tax	-	-
Net earnings (loss)	$(58,865)	$(747,896)

See accompanying notes.
____________________

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Six fiscal months ended
	June 27,	June 28,
	2009	2008
		(recast - see Note 1)
Net revenues	$909,769	$1,507,677
Costs of products sold	762,971	1,155,495
Gross profit	146,798	352,182

Selling, general, and administrative expenses	171,206	240,084
Restructuring and severance costs	31,023	27,111
Asset write-downs	-	4,195
Impairment of goodwill	-	800,000
Settlement agreement gain	(28,195)	-
Executive employment agreement charge	57,824	-
Operating income (loss)	(85,060)	(719,208)

Other income (expense):
Interest expense	(5,651)	(24,997)
Other	7,373	4,475
	1,722	(20,522)
Income (loss) from continuing operations before taxes	(83,338)	(739,730)
Income taxes	4,425	(4,021)
Income (loss) from continuing operations, net of tax	(87,763)	(735,709)
Loss from discontinued operations, net of tax	-	(42,136)
Net earnings (loss)	(87,763)	(777,845)
Less: net earnings attributable to noncontrolling interests	229	747
Net earnings (loss) attributable to Vishay stockholders	$(87,992)	$(778,592)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.47)	$(3.95)
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.47)	$(4.18)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.47)	$(3.95)
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.47)	$(4.18)

Weighted average shares outstanding - basic	186,572	186,357

Weighted average shares outstanding - diluted	186,572	186,357

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$(87,992)	$(736,456)
Discontinued operations, net of tax	-	(42,136)
Net earnings (loss)	$(87,992)	$(778,592)

See accompanying notes.
____________________

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 27,	June 28,
	2009	2008
		(recast - see Note 1)
Continuing operating activities
Net earnings (loss)	$(87,763)	$(777,845)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	-	42,136
Impairment of goodwill, net of tax	-	770,000
Depreciation and amortization	110,416	111,943
Loss (gain) on disposal of property and equipment	239	(680)
Accretion of interest on convertible notes	-	11,321
Asset write-downs	-	4,195
Inventory write-offs for obsolescence	14,089	15,269
Deferred grant income	(367)	(807)
Other	(8,980)	(499)
Changes in operating assets and liabilities,
net of effects of businesses acquired	41,307	(71,497)
Net cash provided by continuing operating activities	68,941	103,536

Continuing investing activities
Purchase of property and equipment	(18,266)	(57,800)
Proceeds from sale of property and equipment	512	4,122
Purchase of businesses, net of cash acquired or refunded	28,195	(4,610)
Other investing activities	150	100
Net cash provided by (used in) continuing investing activities	10,591	(58,188)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(15,069)	(3,406)
Proceeds of long-term debt, net of issuance costs	15,000	(1,355)
Net changes in short-term borrowings	(10,660)	6
Distributions to noncontrolling interests	(116)	(840)
Proceeds from stock options exercised	-	29
Net cash used in continuing financing activities	(10,845)	(5,566)
Effect of exchange rate changes on cash and cash equivalents	4,077	17,351
Net increase in cash and cash equivalents
from continuing activities	72,764	57,133

Net cash used by discontinued operating activities	(3,187)	(10,071)
Net cash provided by discontinued investing activities	-	1,430
Net cash used by discontinued financing activities	-	-
Net cash used by discontinued operations	(3,187)	(8,641)

Net increase in cash and cash equivalents	69,577	48,492

Cash and cash equivalents at beginning of period	324,164	537,295
Cash and cash equivalents at end of period	$393,741	$585,787

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2008 (recast - see Note 1)	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings (loss)	-	-	-	(87,992)	-	(87,992)	229	(87,763)
Other comprehensive income (loss)	-	-	-	-	2,435	2,435	-	2,435
Comprehensive income (loss)						(85,557)	229	(85,328)
Distributions to noncontrolling interests	-	-	-	-	-	-	(116)	(116)
Phantom and restricted stock issuances (82,997 shares)	8	-	(8)	-	-	-	-	-
Stock compensation expense	-	-	1,119	-	-	1,119	-	1,119
Balance at June 27, 2009	$17,228	$1,435	$2,316,962	$(953,609)	$78,404	$1,460,420	$5,151	$1,465,571

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the six fiscal months ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In connection with the preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 27, 2009 through August 4, 2009, the date these financial statements were issued through the filing of this current report on Form 10-Q with the U.S. Securities and Exchange Commission.

Retrospective Adoption of New Accounting Standards

Effective January 1, 2009, Vishay adopted two accounting standards that require retrospective adjustment to previously issued financial statements. All prior period comparable data presented in these consolidated condensed financial statements reflect the retrospective adoption of these standards.

In May 2008, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement). The guidance included in this staff position significantly impacts the accounting for convertible bonds that may be settled in cash. FSP APB 14-1 requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations.

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

The retrospective application of FSP APB 14-1 increased previously reported interest expense by $6.2 million ($0.03 per share) and $12.3 million ($0.07 per share), for the quarter and six fiscal months ended June 28, 2008, respectively.

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

Other Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2, which provided a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay only partially applied SFAS No. 157 as of January 1, 2008. The partial application of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption, on January 1, 2009, of the remaining aspects which were deferred by FSP SFAS 157-2 did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, and therefore improves the transparency of financial reporting. Vishay adopted this standard effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2008, the FASB staff issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or require a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted by SFAS No. 142’s entity-specific factors. Vishay adopted this FSP effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in quarterly reports as well as in annual reports, as previously required. Applicable disclosures have been provided in Note 13.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, and Vishay adopted this FSP during the second quarter of 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This FSP also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

Financial results of discontinued operations for the six fiscal months ended June 28, 2008 and the year ended December 31, 2008 are as follows (in thousands):

	Six fiscal months ended	Year ended
	June 28, 2008	December 31, 2008
Net revenues	$10,995	$10,995

Loss before income taxes	$(38,224)	$(43,345)
Tax expense (benefit)	3,912	4,481
Loss from discontinued operations, net of tax	$(42,136)	$(47,826)

The loss before income taxes for the six fiscal months ended June 28, 2008 includes an impairment charge of $32.3 million, recorded during the first quarter of 2008, to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008. The selling price for ASBU was subject to a net working capital adjustment.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts were remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. A portion of this amount was paid during the six fiscal months ended June 27, 2009 and reflected on the accompanying consolidated condensed statement of cash flows as cash flow from discontinued operations.

Settlement with International Rectifier Corporation

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier Corporation for approximately $285.6 million, net of cash acquired. The final purchase price was pending the resolution of a net working capital adjustment as of the date of acquisition. Vishay also had notified International Rectifier of certain other claims that it had regarding the sale of the PCS business to Vishay.

On June 25, 2009, Vishay and International Rectifier Corporation entered into a settlement agreement.

Under the settlement, International Rectifier refunded $30.0 million of the purchase price associated with the acquisition, and Vishay released International Rectifier from claims relating to certain outstanding disputes regarding the acquisition.

In addition, Vishay and International Rectifier clarified and revised the covenant-not-to-compete associated with the acquisition to permit International Rectifier to, under certain conditions, develop, design, manufacture and sell certain additional products that incorporate technologies sold or licensed to Vishay in the acquisition. As part of the settlement, Vishay will continue as a supplier of certain products to International Rectifier and will receive a license to certain additional technology developed in the future by International Rectifier.

As part of the goodwill impairment charges recorded during 2008 (see Note 3), all goodwill associated with the PCS business was written off. Vishay recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

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

As more fully described in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, Vishay determined that interim impairment tests were required as of the end of the second, third, and fourth fiscal quarters of 2008. As a result of these impairment analyses, the Company recorded goodwill impairment charges in the second, third, and fourth fiscal quarters of 2008.

These goodwill impairment charges aggregated $1,696,174,000, allocated $1,043,952,000 to the Semiconductors segment and $652,222,000 to the Passive Components segment. Subsequent to recording these impairment charges, the Company had no remaining goodwill recorded on its consolidated balance sheet.

The goodwill impairment charge recorded in the second quarter of 2008 totaled $800,000,000, allocated $550,000,000 to the Semiconductors segment and $250,000,000 to the Passive Components segment.

The goodwill impairment charges were noncash in nature and did not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

Second Quarter 2009

The Company recorded restructuring and severance costs of $12,090,000 for the second quarter of 2009. Employee termination costs were $10,187,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $1,903,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into the second quarter of 2009.

Six Fiscal Months Ended June 27, 2009

The Company recorded restructuring and severance costs of $31,023,000 for the six fiscal months ended June 27, 2009. Employee termination costs were $27,874,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $3,149,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into the second quarter of 2009.

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$27,874	$3,149	$31,023	2,523
Utilized	(10,371)	(1,043)	(11,414)	(2,081)
Foreign currency translation	594	15	609	-
Balance at June 27, 2009	$18,097	$2,121	$20,218	442

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

Six Fiscal Months Ended June 28, 2008

The Company recorded restructuring and severance costs of $27,111,000 for the six fiscal months ended June 28, 2008. Employee termination costs were $24,951,000, covering technical, production, administrative, and support employees located in Austria, Brazil, Belgium, and the People’s Republic of China, France, Germany, Hungary, the Netherlands, Korea, and the United States. The Company also incurred $2,160,000 of other exit costs, principally related to the closure of a facility in Brazil. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$58,601	$3,936	$62,537	3,245
Utilized	(32,774)	(2,826)	(35,600)	(1,707)
Foreign currency translation	(1,055)	(478)	(1,533)	-
Balance at December 31, 2008	$24,772	$632	$25,404	1,538
Utilized	(17,990)	(279)	(18,269)	(955)
Foreign currency translation	(583)	6	(577)	-
Balance at June 27, 2009	$6,199	$359	$6,558	583

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2009. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended June 27, 2009 and June 28, 2008 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

The Company recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 10. The Company recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2.

During the six fiscal months ended June 27, 2009, the liabilities for unrecognized tax benefits increased by a net $0.4 million.

The vast majority of the Company’s goodwill was not deductible for income tax purposes. The Company recognized tax benefits of approximately $30 million during the second quarter of 2008 associated with the $800 million goodwill impairment charge discussed in Note 3.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. During the second quarter of 2008, the Company recorded net tax expense of approximately $9.9 million after the utilization of net operating losses and tax credits as a result of this repatriation.

Note 6 – Long-Term Debt

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

Credit Facility

The Company maintains a credit facility with a consortium of banks led by Comerica Bank as administrative agent. The credit facility consists of:

  revolving credit commitment of up to $250 million available through April 20, 2012, and term loan with original principal amount of $125 million payable through 2011.

Prior to the end of the second quarter, the Company made the term loan principal payment of $12.5 million that was due on July 1, 2009. At June 27, 2009, the term loan balance was $100 million, and $125 million was outstanding under the revolving credit facility.

The borrowings under the credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the credit facility. Certain of the Company’s subsidiaries are permitted to borrow under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by the Company.

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. At June 27, 2009, borrowings outstanding on the revolving credit facility, based on the current leverage ratio, bore interest at LIBOR plus 1.00%. The Company is also required to pay facility commitment fees. At June 27, 2009, borrowings under the term loan, based on the current leverage ratio, bore interest at LIBOR plus 2.50%.

The credit facility requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company was in compliance with all covenants at June 27, 2009, and expects to continue to be in compliance based on current projections. The Company also has mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, the Company’s Exchangeable Unsecured Notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Accordingly, to ensure on-going covenant compliance, the Company entered into an amendment to the credit agreement effective July 31, 2009, as further described below.

Subsequent Event – Amendment of Credit Facility

Effective July 31, 2009, the Company entered into an amendment to its credit facility. The amendment makes the following modifications:

  The fixed charges coverage ratio (FCCR) covenant has been revised to require a minimum FCCR of 1.75 to 1 for the fiscal quarter ending September 26, 2009 and the continuation of the minimum FCCR of 2.50 to 1 for successive fiscal quarters, as required under the credit facility.

  The interest rates applicable to amounts outstanding under the revolving credit commitment have increased by 40 basis points (to LIBOR plus 1.40% at the current leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement have not changed (LIBOR plus 2.50% at the current leverage ratio).

  If the FCCR for the fiscal quarter ending September 26, 2009 is less than 2.50 to 1 but greater than 2.15 to 1, the Company must pay an additional fee of 75 basis points on the revolving credit commitment and the outstanding principal amount of the term loan as of September 26, 2009. If the FCCR for the fiscal quarter ending September 26, 2009 is less than or equal to 2.15 to 1 but greater than 1.75 to 1, the Company must pay an additional fee of 100 basis points on the revolving credit commitment and the outstanding principal amount of the term loan as of September 26, 2009.

  Additional collateral, including (i) accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of the Company and subsidiaries located in the United States, (ii) accounts receivable of a German subsidiary, and (iii) certain intercompany loans to a significant Germany subsidiary, has been added. The borrowings also continue to be secured by pledges of stock in certain significant subsidiaries and certain guarantees of significant subsidiaries.

  Foreign subsidiaries of the Company continue to be eligible to become permitted borrowers (upon satisfaction of certain requirements), although these entities are now subject to a limit of $125 million in borrowings.

Other significant terms and conditions of the credit facility have not been changed. The credit facility, as amended, will expire April 20, 2012.

Based on current projections, the Company does not expect that it will be required to pay the additional fees associated with the FCCR being below 2.50 to 1 for the fiscal quarter ending September 26, 2009, but considered the amendment prudent to ensure its on-going compliance in this volatile economic environment.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net earnings (loss)	$(58,709)	$(747,627)	$(87,763)	$(777,845)
Other comprehensive income (loss):
Foreign currency translation
adjustment	33,622	376	(1,080)	80,979
Unrealized gain (loss) on available
for sale securities	410	(176)	167	(393)
Pension and other postretirement
adjustments	31	1,564	3,348	3,014
Total other comprehensive income (loss)	34,063	1,764	2,435	83,600
Comprehensive income (loss)	$(24,646)	$(745,863)	$(85,328)	$(694,245)
Less: Comprehensive income (loss)
attributable to noncontrolling interests	156	269	229	747
Comprehensive income (loss) attributable
to Vishay stockholders	$(24,802)	$(746,132)	$(85,557)	$(694,992)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second quarters of 2009 and 2008 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	June 27, 2009		June 28, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$649	$903	$1,188
Interest cost	4,228	2,663	4,146	3,396
Expected return on plan assets	(3,807)	(316)	(5,216)	(677)
Amortization of prior service credit	(10)	-	(42)	-
Amortization of losses	2,687	(6)	662	870
Curtailments and settlements	-	(249)	-	-
Net periodic benefit cost	$3,098	$2,741	$453	$4,777

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 27, 2009 and June 28, 2008 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	June 27, 2009		June 28, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$1,406	$2,070	$2,348
Interest cost	8,357	5,312	8,309	6,673
Expected return on plan assets	(7,477)	(736)	(10,440)	(1,357)
Amortization of prior service credit	(54)	-	(84)	-
Amortization of losses	5,656	10	1,128	1,734
Curtailments and settlements	-	556	-	-
Net periodic benefit cost	$6,482	$6,548	$983	$9,398

The following table shows the components of the net periodic benefit cost for the second quarters of 2009 and 2008 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	June 27, 2009		June 28, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$46	$80	$54	$103
Interest cost	185	95	275	109
Amortization of prior service (credit) cost	(146)	-	19	-
Amortization of transition obligation	19	-	48	-
Amortization of gains	(78)	-	(157)	-
Net periodic benefit cost	$26	$175	$239	$212

The following table shows the components of the net periodic benefit cost for the six fiscal months ended June 27, 2009 and June 28, 2008 for the Company’s other postretirement benefit plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	June 27, 2009		June 28, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$88	$158	$108	$202
Interest cost	386	188	550	212
Amortization of prior service (credit) cost	(221)	-	38	-
Amortization of transition obligation	38	-	96	-
Amortization of gains	(148)	-	(314)	-
Net periodic benefit cost	$143	$346	$478	$414

Note 9 – Stock-Based Compensation

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

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock options	$178	$429	$459	$923
Restricted stock units	315	863	586	863
Phantom stock units	-	-	74	286
Restricted stock	-	4	-	14
Total	$493	$1,296	$1,119	$2,086

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 27, 2009 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$1,692	4.9
Restricted stock units	925	2.0
Phantom stock units	-	0.0
Total	$2,617

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

Other Stock Option Programs

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs. These programs are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. No additional options may be granted pursuant to these programs.

Option activity under the stock option plans as of June 27, 2009 and changes during the six fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life (Years)
Outstanding:
December 31, 2008	3,904	$18.55
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(55)	17.45
Outstanding at June 27, 2009	3,849	$18.57	2.02

Vested and expected to vest
at June 27, 2009	3,849	$18.57	2.02
Exercisable at June 27, 2009	3,499	$18.80	1.43

During the six fiscal months ended June 27, 2009, 79,000 options vested, and 17,000 unvested options were cancelled or forfeited. At June 27, 2009, there are 350,000 unvested options outstanding, with a weighted average grant-date fair value of $9.99 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2009 of $6.83 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2009 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the six fiscal months ended June 27, 2009.

Restricted Stock Units

RSU activity under the stock incentive plan as of June 27, 2009 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
December 31, 2008	197
Granted	44	$5.21
Vested	(78)
Cancelled or forfeited	-
Outstanding at June 27, 2009	163

Expected to vest at June 27, 2009	163

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

Phantom stock units activity under the stock incentive plan as of June 27, 2009 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
December 31, 2008	100
Granted	20	$3.70
Redeemed for
common stock	-
Outstanding at June 27, 2009	120

Note 10 – Commitments and Contingencies

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination. The Company does not provide any severance or other benefits specifically upon a change in control.

With the exception of the employment arrangement with Dr. Felix Zandman, Executive Chairman, Chief Technical and Business Development Officer, and founder of the Company, the executive employment contracts contain severance provisions providing generally for 3 years of compensation in the case of a termination without cause or a voluntary termination by the executive for “good reason” (as defined in the employment agreements). Specifically, severance items include:

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

On May 13, 2009, the Company entered into an amended and restated employment agreement with Dr. Felix Zandman (the “2009 Agreement”). This agreement amends and restates the existing employment agreement between the Company and Dr. Zandman that was previously amended and restated as of January 1, 2004 (the “2004 Agreement”).

The purpose of the 2009 Agreement was to eliminate the right of Dr. Zandman to receive a royalty during the ten years following his termination of employment equal to 5% of gross sales, less returns and allowances, of Vishay products incorporating inventions and any other form of technology created, discovered or developed by him or under his direction. The royalty was payable in the event Dr. Zandman was terminated without “cause” or resigned for “good reason,” as defined in the 2004 Agreement. This provision was carried over from Dr. Zandman’s original employment agreement of March 1985, and could not be modified or eliminated without Dr. Zandman’s consent. It was a reflection, among other things, of Dr. Zandman’s key role in the founding of the Company and in creating, developing and commercializing the Company’s technologies and the absence of any compensation to Dr. Zandman for the core intellectual property that he has contributed to the Company over the years from its inception.

The Company engaged a consultant in 2007 to assist its evaluation of the royalties to which Dr. Zandman would be entitled were his employment to be terminated. Based in part upon the work of this consultant and management’s own updated computations, management estimated that the present value of the royalties to which Dr. Zandman would be entitled were his employment terminated at December 31, 2008 would be between approximately $370 million and $445 million, with a possible tax gross-up if the royalties were payable in connection with a change of control and deemed subject to an excise tax. (This present value does not factor in any assessment of the probability of payment.)

Pursuant to the 2009 Agreement, Dr. Zandman’s right to the royalty payments has been terminated. Dr. Zandman received a payment of $10 million as of the effective date of the amended and restated agreement, and is entitled to receive five additional annual payments of $10 million each. The Company recognized compensation expense of $57.8 million during the second quarter of 2009, representing the present value of these payments. This amount is presented on a separate line in the accompanying consolidated condensed statements of operations.

Payments pursuant to the 2009 Agreement may be deferred with interest in the event that making such payment would jeopardize the ability of the Company to continue as a going concern. Payments will accelerate if, following a change of control of the Company, Dr. Zandman is terminated without cause or if he terminates employment for good reason. In the event of Dr. Zandman’s death or disability, the unpaid annual installments would accelerate upon a change of control, whether it occurs before or after the death or disability. If an excise tax were imposed under Section 4999 of the Internal Revenue Code due to the acceleration of the payments, the Company will reimburse Dr. Zandman for the excise tax on customary terms. Absent a change of control, if the Company were to terminate Dr. Zandman’s employment without cause or Dr. Zandman were to terminate employment for good reason or in the event of his death or disability, the unpaid annual installment payments would not accelerate and would continue until completed. Dr. Zandman will forfeit future payments if he terminates his employment without good reason or if his employment is terminated for cause. Furthermore, as a result of the 2009 Agreement, Dr. Zandman will not receive any other severance payments upon his termination of employment for any reason. Other terms of the 2004 Agreement remain substantially the same. Dr. Zandman continues to be subject to non-competition, non-solicitation, non-disparagement and confidentiality covenants.

Note 11 – Segment Information

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

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, gains or losses on purchase commitments, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business. The following table sets forth business segment information (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net revenues:
Semiconductors
Product sales	$227,347	$407,265	$426,272	$793,327
Royalty revenues	-	178	70	1,896
Total Semiconductors	227,347	407,443	426,342	795,223
Passive Components
Product sales	232,374	366,921	480,810	712,454
Royalty revenues	537	-	2,617	-
Total Passive Components	232,911	366,921	483,427	712,454
	$460,258	$774,364	$909,769	$1,507,677
Segment operating income:
Semiconductors	$(4,546)	$37,813	$(24,918)	$74,724
Passive Components	4,122	30,084	10,745	53,823
Corporate	(4,554)	(9,199)	(10,235)	(16,449)
Restructuring and severance costs	(12,090)	(8,909)	(31,023)	(27,111)
Asset write-downs	-	-	-	(4,195)
Impairment of goodwill	-	(800,000)	-	(800,000)
Settlement agreement	28,195	-	28,195	-
Executive compensation charge	(57,824)	-	(57,824)	-
Consolidated operating income (loss)	$(46,697)	$(750,211)	$(85,060)	$(719,208)

Restructuring and severance costs:
Semiconductors	$7,880	$3,071	$15,089	$4,202
Passive Components	4,210	5,838	15,934	22,909
	$12,090	$8,909	$31,023	$27,111

Asset write-downs:
Passive Components	$-	$-	$-	$4,195
	$-	$-	$-	$4,195

Impairment of goodwill:
Semiconductors	$-	$550,000	$-	$550,000
Passive Components	-	250,000	-	250,000
	$-	$800,000	$-	$800,000

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except earnings (loss) per share):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(58,865)	$(747,896)	$(87,992)	$(736,456)
Loss from discontinued operations	-	-	-	(42,136)
Net earnings (loss)	$(58,865)	$(747,896)	$(87,992)	$(778,592)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	-	-	-

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(58,865)	$(747,896)	$(87,992)	$(736,456)
Loss from discontinued operations	-	-	-	(42,136)
Net earnings (loss)	$(58,865)	$(747,896)	$(87,992)	$(778,592)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,586	186,371	186,572	186,357

Effect of dilutive securities:
Convertible and exchangeable notes	-	-	-	-
Employee stock options	-	-	-	-
Other	-	-	-	-
Dilutive potential common shares	-	-	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,586	186,371	186,572	186,357

Basic earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$(0.32)	$(4.01)	$(0.47)	$(3.95)
Discontinued operations	$-	$-	$-	$(0.23)
Net earnings (loss)	$(0.32)	$(4.01)	$(0.47)	$(4.18)

Diluted earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$(0.32)	$(4.01)	$(0.47)	$(3.95)
Discontinued operations	$-	$-	$-	$(0.23)
Net earnings (loss)	$(0.32)	$(4.01)	$(0.47)	$(4.18)
____________________

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	87	23,496	87	23,496
Exchangeable Unsecured Notes, due 2102	6,176	6,176	6,176	6,176
Weighted average employee stock options	3,852	4,431	3,872	4,483
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	312	267	316	201

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

Note 13 – Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities as of January 1, 2009 in accordance with the provisions of FASB Staff Position SFAS 157-2. The adoption did not have a material effect on the Company’s financial position, results of operations, or liquidity.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in quarterly reports as well as in annual reports, as previously required.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 27, 2009 (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets held in rabbi trusts	$24,843	$6,475	$18,368	$-

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, accounts payable, and long-term debt. Except for long-term debt, the carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

The fair value of long-term debt at June 27, 2009 is approximately $270 million, compared to its carrying value of $348.8 million. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

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

Revenues for the fiscal quarter ended June 27, 2009 were $460.3 million, compared to $774.4 million for the fiscal quarter ended June 28, 2008. The net loss attributable to Vishay stockholders for the fiscal quarter ended June 27, 2009 was $58.9 million, or $0.32 per share, compared to a net loss attributable to Vishay stockholders of $747.9 million, or $4.01 per share for the fiscal quarter ended June 28, 2008.

The net loss attributable to Vishay stockholders for the fiscal quarter ended June 27, 2009 was impacted by pretax charges for restructuring and severance costs of $12.1 million and for an amended executive employment agreement of $57.8 million, partially offset by a gain of $28.2 million on settlement of matters related to the acquisition of International Rectifier’s Power Control Systems business. These items and their related tax effects had a negative $0.22 per share effect on the net loss attributable to Vishay stockholders.

The net loss attributable to Vishay stockholders for the fiscal quarter ended June 28, 2008 was substantially attributable to a noncash goodwill impairment charge of $800 million ($770 million, net of tax). The second quarter 2008 results also include a pretax charge for restructuring and severance costs of $8.9 million and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. On an after tax basis, these items and the goodwill impairment charge had a negative $4.21 per share effect on income (loss) from continuing operations.

Revenues for the six fiscal months ended June 27, 2009 were $909.8 million, compared to $1,507.7 million for the six fiscal months ended June 28, 2008. The net loss attributable to Vishay stockholders for the six fiscal months ended June 27, 2009 was $88.0 million, or $0.47 per share, compared to a net loss attributable to Vishay stockholders of $778.6 million, or $4.18 per share for the six fiscal months ended June 28, 2008.

The net loss attributable to Vishay stockholders for the six fiscal months ended June 27, 2009 was impacted by pretax charges for restructuring and severance costs of $31.0 million and for an amended executive employment agreement of $57.8 million, partially offset by a gain of $28.2 million on settlement of matters related to the acquisition of International Rectifier’s Power Control Systems business. These items and their related tax effects had a negative $0.29 per share effect on the net loss attributable to Vishay stockholders.

The net loss attributable to Vishay stockholders for the six fiscal months ended June 28, 2008 was impacted by pretax charges for goodwill impairment of $800 million, restructuring and severance costs of $27.1 million, related asset write-downs of $4.2 million, and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. Including the tax effects of the pretax charges, these items had a negative $4.30 per share effect on earnings (loss) from continuing operations. The net loss for the six fiscal months ended June 28, 2008 also included a loss on discontinued operations of $42.1 million, or $0.23 per share.

As previously disclosed, the results of operations for the fiscal quarter and six fiscal months ended June 28, 2008 have been recast to include the retrospective effects of FSP APB 14-1. The retrospective application of this FSP increased the reported loss from continuing operations for the quarter and year-to-date periods by $6.2 million ($0.03 per share) and $12.3 million ($0.07 per share), respectively.

Vishay’s results for the second quarter and six fiscal months ended June 27, 2009 have been substantially impacted by the present global economic crisis. We realized losses from operations due to a dramatic and broad decline of volume. Due to our quick reaction to the crisis, we have mitigated this loss of volume through significant reductions of fixed costs and inventories, and have continued to generate positive cash flows from operations. During the second quarter, tangible signs of recovery became apparent in several market segments.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business. These key financial metrics include net revenues, gross profit margin, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in inventory turnover and average selling prices (“ASP”).

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second quarter of 2008 through the second quarter of 2009 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2008	2008	2008	2009	2009
Net revenues	$774,364	$739,092	$575,442	$449,511	$460,258

Gross profit margin*	23.2%	21.6%	14.8%	15.1%	17.1%

End-of-period backlog	$695,900	$619,000	$459,700	$400,400	$432,800

Book-to-bill ratio	1.00	0.92	0.74	0.89	1.06

Inventory turnover	3.89	3.85	3.40	2.84	3.02

Change in ASP vs. prior quarter	-0.9%	-1.4%	0.0%	-1.0%	-1.1%
____________________

* Gross profit margin for the fourth quarter of 2008 includes losses on adverse purchase commitments of $6.0 million.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

As expected, net revenues for the second quarter of 2009 were up marginally on a sequential basis, indicating signs of stabilization and possible macro economic recovery. During the second quarter of 2009, we continued to experience a relatively low order-rate, which began in the third quarter of 2008, although orders during the quarter increased approximately 20% sequentially.

At similar sales levels, gross margins increased sequentially, due to our restructuring and other cost cutting initiatives. The book-to-bill ratio improved to 1.06 from 0.89 in the first quarter of 2009. For the second quarter of 2009, the book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.20 and 0.93, respectively, versus ratios of 0.84 and 0.93, respectively, during first quarter of 2009.

We have continued to see relatively modest pricing pressure, although, as expected, we experienced some increasing pricing pressure for Semiconductors segment products. We expect continued pricing pressure, particularly for our Semiconductors segment products, as the order intake stabilizes at a higher level.

For the third quarter we anticipate sales of between $480 million and $520 million, at improved margins supported by permanently reduced fixed costs.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second quarter of 2008 through the second quarter of 2009 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2008	2008	2008	2009	2009
Semiconductors
Net revenues	$407,443	$392,934	$272,669	$198,995	$227,347

Book-to-bill ratio	1.01	0.85	0.59	0.96	1.14

Gross profit margin(1)	22.5%	21.8%	11.5%	6.6%	14.4%

Passive Components
Net revenues	$366,921	$346,158	$302,773	$250,516	$232,911

Book-to-bill ratio	0.99	0.98	0.88	0.84	0.97

Gross profit margin(2)	24.1%	21.4%	17.8%	21.9%	19.7%
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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. Due to our direct labor reductions in the last two quarters, this percentage was 73.1% at the end of the second quarter of 2009, as compared to 73.2% at the end of the first quarter of 2009, 74.6% at the end of 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we approach, and then maintain, this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

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

A primary tenet of our business strategy is the expansion within the electronic components industry through acquisitions. In addition to the objectives of broadening our product portfolio and increasing our market reach, our acquisition strategy includes a focus on reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction programs, although these amounts were not significant in the years ended December 31, 2008, 2007, and 2006.

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

We expect these restructuring programs to result in higher profitability through better gross margins and lower selling, general, and administrative expenses. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K.

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

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and incurred additional restructuring and severance costs of $31.0 million during the first half of 2009. These costs were incurred as part of our program to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008. Our cost reduction programs are ahead of schedule. Our fixed costs in the second quarter of 2009 decreased by $70 million compared to the second quarter of 2008, and our fixed costs for the six fiscal months ended June 27, 2009 decreased by $124 million versus the comparable prior year period. Of these amounts, approximately 45% reduced costs of products sold and approximately 55% reduced SG&A expenses.

Certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Furthermore, as described above, some of our cost reductions realized in the first half of 2009 are the result of temporary measures, which we intend to replace with more permanent actions. Accordingly, there is no assurance that some of the fixed cost reductions achieved in the first half of 2009 will recur in the second half of the year.

We expect total restructuring and severance costs for the full year of 2009 to be less than $50 million. Including unpaid balances from 2008 programs, we expect the 2009 cash outlay for restructuring and severance programs to be approximately $50 million, with additional amounts to be paid in future periods.

Our 2009 restructuring programs include headcount reductions in virtually every facility and every country in which we operate, as well as selected plant closures. In 2009, we plan to close two facilities in the United States and a facility in Asia and consolidate manufacturing for these product lines into other facilities. We also are consolidating our optoelectronics packaging facilities in Asia.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. With the weakening of the U.S. dollar during the second quarter of 2009, we saw an increase in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. See Note 7 to our consolidated condensed financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. Although the U.S. dollar weakened in the second quarter of 2009 versus the previous quarter, the dollar generally has been stronger during the first six months of 2009 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first half of 2009 have been favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel. However, most of the favorable impact was realized during the first quarter of 2009.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of products sold	82.9%	76.8%	83.9%	76.6%
Gross profit	17.1%	23.2%	16.1%	23.4%
Selling, general & administrative expenses	18.2%	15.6%	18.8%	15.9%
Operating income (loss)	-10.1%	-96.9%	-9.3%	-47.7%
Income (loss) from continuing operations
before taxes	-11.9%	-97.9%	-9.2%	-49.1%
Income (loss) from continuing operations	-12.8%	-96.5%	-9.6%	-48.8%
Net earnings (loss) attributable to
Vishay stockholders	-12.8%	-96.6%	-9.7%	-51.6%
Effective tax rate	-6.8%	1.3%	-5.3%	0.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net revenues	$460,258	$774,364	$909,769	$1,507,677
Change versus comparable prior year period	$(314,106)		$(597,908)
Percentage change versus
comparable prior year period	-40.6%		-39.7%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-37.9%	-37.1%
Decrease in average selling prices	-2.8%	-2.5%
Foreign currency effects	-2.8%	-2.9%
Acquisitions	0.2%	0.2%
Other	2.7%	2.6%
Net change	-40.6%	-39.7%

All regions and virtually all of our end-use markets are heavily impacted by the global economic slowdown, which was most strongly seen in the decline in sales of our Semiconductors segment products in 2009 compared to the prior year periods. The relatively stronger U.S. dollar further decreased the amount reported for revenues in the quarter and six fiscal months ended June 27, 2009 versus the comparable prior year periods. During the second quarter of 2009, we experienced some of the first tangible signs of recovery, particularly in Asia. The recovery in Asia is driven by orders and sales for end-uses in netbooks, notebook, smart phones, and fixed telecom. Orders and sales for end-uses in industrial applications in the US and Europe continue to suffer, but seemingly have bottomed out in the first half of 2009. Orders and sales of our products utilized in automotive applications in Europe appear to be in modest recovery, driven by small cars. Sales of products for use in military and medical applications, while generally a smaller component of Vishay’s overall business, have also been strong.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $30 million and $44 million for the six fiscal months ended June 27, 2009 and June 28, 2008, respectively, or 3.2% and 2.8% of gross sales, respectively. Actual credits issued under the programs during the six fiscal months ended June 27, 2009 and June 28, 2008, were $38 million and $43 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.7 million and $1.9 million for the six fiscal months ended June 27, 2009 and June 28, 2008, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended June 27, 2009 were 17.1% and 16.1%, respectively, versus 23.2% and 23.4%, respectively, for the comparable prior year periods. These decreases in gross profit margin reflects significantly lower volume and modestly lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net revenues	$227,347	$407,443	$426,342	$795,223
Change versus comparable prior year period	$(180,096)		$(368,881)
Percentage change versus
comparable prior year period	-44.2%		-46.4%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-41.3%	-43.8%
Decrease in average selling prices	-6.0%	-5.7%
Foreign currency effects	-1.4%	-1.4%
Acquisitions	0.0%	0.0%
Other	4.5%	4.5%
Net change	-44.2%	-46.4%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Gross margin percentage	14.4%	22.5%	10.8%	22.7%

The decrease in gross profit margin percentage reflects significantly lower volume and lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts.

Our Semiconductors segment has suffered significantly from the global economic slowdown. Profitability has suffered in an unprecedented manner due to the low sales volume during the second quarter and six fiscal months ended June 27, 2009, although the first signs of a recovery are beginning to emerge, as order rates have improved. A strong book-to-bill ratio during the second quarter indicates an accelerating upturn for the second half of the year.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net revenues	$232,911	$366,921	$483,427	$712,454
Change versus comparable prior year period	$(134,010)		$(229,027)
Percentage change versus
comparable prior year period	-36.5%		-32.1%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-34.3%	-29.7%
Increase in average selling prices	0.5%	0.5%
Foreign currency effects	-4.4%	-4.5%
Acquisitions	0.5%	0.5%
Other	1.2%	1.1%
Net change	-36.5%	-32.1%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Gross margin percentage	19.7%	24.1%	20.9%	24.2%

The decrease in gross profit margin percentage reflects significantly lower volume, partially offset by our fixed cost reduction programs and favorable currency impacts.

In light of the economic challenges, our Passive Components segment has maintained a respectable gross margin percentage. Average selling prices have been generally stable. While foreign currency effects reduced reported revenues, the general strengthening of the U.S. dollar improved margins versus the comparable prior year periods. With a book-to-bill ratio of 0.97 for the second quarter, it appears that the order rate is stabilizing as we look to the second half of the year.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total SG&A expenses	$83,752	$121,021	$171,206	$240,084
as a percentage of revenues	18.2%	15.6%	18.8%	15.9%

The overall decrease in SG&A expenses are primarily attributable to lower sales and our cost containment initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Amortization of intangible assets	$5,515	$4,978	$11,258	$9,732
Patent infringement case	-	3,300	-	5,600
Transition services agreements	-	400	-	1,000
Net (gain) loss on sales of assets	160	(710)	239	(680)

The increase in amortization expense for the fiscal quarter and six fiscal months ended June 27, 2009 is principally due to the acquisitions of our partner’s 51% interest in the Indian transducers joint venture, of Powertron GmbH, and of the wet tantalum capacitor business of KEMET Corporation, all in the third quarter of 2008. Amortization expense also increased for the fiscal quarter and six fiscal months ended June 27, 2009 compared to the prior year periods due to the initiation of amortization of certain tradenames after determining that these indefinite-lived intangible assets were impaired during the third quarter of 2008.

The transition services agreements were associated with our acquisition of the PCS business in 2007.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the six fiscal months ended June 27, 2009, recording restructuring and severance costs of $31.0 million. We expect to continue to incur restructuring expenses to reduce our fixed costs, particularly in light of the current economic environment, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 4 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended June 27, 2009 decreased by $9.5 million and $19.3 million, respectively, versus the comparable prior year periods. These decreases are primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt. Interest expense for the fiscal quarter and six fiscal months ended June 28, 2008 has been recast for the retrospective adoption of FSP APB 14-1, which increased previously reported interest expense by $6.2 million ($0.03 per share) and $12.3 million ($0.07 per share), for the quarter and six fiscal months ended June 28, 2008, respectively.

The following tables analyze the components of the line “Other” on the consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	June 27, 2009	June 28, 2008	Change
Foreign exchange loss	$(6,168)	$(1,807)	$(4,361)
Interest income	871	4,091	(3,220)
Dividend income	-	92	(92)
Incentive from Chinese government	-	800	(800)
Other	(213)	1,497	(1,710)
	$(5,510)	$4,673	$(10,183)

	Six fiscal months ended
	June 27, 2009	June 28, 2008	Change
Foreign exchange gain (loss)	$5,624	$(6,587)	$12,211
Interest income	1,856	8,216	(6,360)
Dividend income	-	92	(92)
Incentive from Chinese government	-	800	(800)
Other	(107)	1,954	(2,061)
	$7,373	$4,475	$2,898

Income Taxes

Due to losses without tax benefits recorded, and other factors, the effective tax rate for the fiscal quarter and six fiscal months ended June 27, 2009 was negative. The effective tax rate for the fiscal quarter and six fiscal months ended June 28, 2008 was 1.3% and 0.5%, respectively.

We recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 10 to our consolidated condensed financial statements. We recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2 to our consolidated condensed financial statements.

The relatively low effective tax rates for the quarter and six fiscal months ended June 28, 2008 are principally attributable to the goodwill impairment charge recorded in the second quarter. The vast majority of our goodwill was not deductible for income tax purposes. We recognized tax benefits of approximately $30 million during the second quarter of 2008 associated with the goodwill impairment charge.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries. During the second quarter of 2008, we recorded net tax expense of approximately $9.9 million after the utilization of net operating losses and tax credits as a result of this repatriation.

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

The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

During the six fiscal months ended June 27, 2009, the liabilities for unrecognized tax benefits increased by a net $0.4 million.

Financial Condition, Liquidity, and Capital Resources

A worldwide financial crisis intensified significantly in the latter half of 2008 and continued into the second quarter of 2009. This has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies.

We believe that Vishay has adequate financial resources to weather the current recessionary environment, and we remain confident for the long-term prospects for the electronics industry. However, the factors driving the current economic crisis are different than in previous recessions, and as a result, there is somewhat limited historical experience available to guide our business strategy. Nevertheless, thus far, we are seeing a familiar sequence of events for the electronics industry during this recession. For example, past economic slowdowns began with a decrease in sales of commodity products to distributors in Asia, followed by decreases in sales to the American and European industrial segments. In general, economic slowdowns first impact Vishay’s Semiconductors segment businesses, followed by impacts to its Passive Components segment businesses. Past economic recoveries in the electronics industry have been led by increases in sales of semiconductors and other active components to distributors in Asia, with the remainder of the electronics industry following shortly thereafter. These trends appear to be present in the current economic cycle, with the principal difference thus far being the depth of the downturn.

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

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Vishay has generated positive “free cash” in each of the past 12 years, and “free cash” in excess of $80 million in each of the past 7 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate strong cash flows from operations and free cash during the second quarter of 2009 despite the challenging economic environment. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash during the current downturn.

The following table summarizes the components of net debt at June 27, 2009 and December 31, 2008 (in thousands):

	June 27,	December 31,
	2009	2008
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	100,000	112,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	16,928	2,305
Total debt	348,798	346,675

Cash and cash equivalents	393,741	324,164

Net debt	$(44,943)	$22,511

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

Substantially all of the June 27, 2009 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of June 27, 2009 continued to be strong, with a current ratio (current assets to current liabilities) of 3.5 to 1, as compared to a ratio of 2.9 to 1 at December 31, 2008. This increase is primarily due to changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.24 to 1 at June 27, 2009, as compared to 0.22 to 1 as of December 31, 2008. The increase in this ratio is primarily due to a decrease in net equity attributable to losses.

Cash flows provided by continuing operating activities were $68.9 million for the six fiscal months ended June 27, 2009, as compared to cash flows provided by continuing operating activities of $103.5 million for the comparable prior year period. This decrease is principally due to less favorable operating results (adjusted for noncash expenses and charges) in the six fiscal months ended June 27, 2009 compared to the prior year period, partially offset by favorable changes in net working capital during the 2009 period.

Cash used by discontinued operating activities of $3.2 million reflect payments to settle certain outstanding disputes with the buyer of the ASBU business during the six fiscal months ended June 27, 2009. The expenses associated with these cash payments were accrued in the fourth quarter of 2008. Cash used by discontinued operating activities of $10.1 million for the six fiscal months ended June 28, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued operating activities for the six fiscal months ended June 28, 2008 reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems.

Cash paid for property and equipment for the six fiscal months ended June 27, 2009 was $18.3 million, as compared to $57.8 million for the six fiscal months ended June 28, 2008. Our total capital expenditures are projected to be significantly lower in 2009 as a result of the economic uncertainty. We estimate that 2009 capital expenditures will be less than $50 million. This reduced level of annual capital spending is temporary and not sustainable.

Cash provided by investing activities for the six fiscal months ended June 27, 2009 includes a net cash inflow of $28.2 million, representing a partial refund of purchase price, net of related expenses, subsequent to entering a settlement agreement with International Rectifier Corporation. This settlement agreement is more fully described in Note 2 to our consolidated condensed financial statements.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. Prior to the end of the second quarter, we made the term loan principal payment of $12.5 million that was due on July 1, 2009. At June 27, 2009, the term loan balance was $100 million, and $125 million was outstanding under the revolving credit facility.

To provide additional financial flexibility, we entered into an amendment to the credit agreement effective July 31, 2009.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. As a result of the amendment to the credit facility entered effective July 31, 2009, the interest rates applicable to amounts outstanding under the revolving credit commitment have increased by 40 basis points (to LIBOR plus 1.40% at the current leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement have not changed (LIBOR plus 2.50% at the current leverage ratio).

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial measures and ratios.

The financial maintenance covenants include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since December 31, 2006; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charges coverage ratio (“FCCR”) of not less than 2.50 to 1; and a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is more fully described in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008, and is hereby incorporated by reference.

The amendment to the credit facility modified the fixed charges coverage ratio covenant to require a minimum FCCR of 1.75 to 1 for the fiscal quarter ending September 26, 2009 and the continuation of the minimum FCCR of 2.50 to 1 for successive fiscal quarters, as required under the Credit Agreement. If the FCCR for the fiscal quarter ending September 26, 2009 is less than 2.50 to 1 but greater than 2.15 to 1, we must pay an additional fee of 75 basis points on the revolving credit commitment and the outstanding principal amount of the term loan as of September 26, 2009. If the FCCR for the fiscal quarter ending September 26, 2009 is less than or equal to 2.15 to 1 but greater than 1.75 to 1, we must pay an additional fee of 100 basis points on the revolving credit commitment and the outstanding principal amount of the term loan as of September 26, 2009.

We were in compliance with all covenants at June 27, 2009. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,221 million, which is $156 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 1.47 to 1, 4.39 to 1, and 1.04 to 1, respectively.

We expect to continue to be in compliance with these covenants based on current projections. We also expect that we will not be required to pay the additional fees associated with the FCCR being below 2.50 to 1 for the fiscal quarter ending September 26, 2009, but considered the amendment prudent to ensure our on-going compliance in this volatile economic environment. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Borrowings under the credit facility are secured by pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the credit facility. Certain of our subsidiaries are permitted to borrow under the credit facility. Our foreign subsidiaries continue to be eligible to become permitted borrowers (upon satisfaction of certain requirements), although these entities are now subject to a limit of $125 million in borrowings. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

Additional collateral, including (i) accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of Vishay and subsidiaries located in the United States, (ii) accounts receivable of a German subsidiary, and (iii) certain intercompany loans owed to a significant German subsidiary, has been added pursuant to the amendment entered into effective July 31, 2009.

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

Debt Covenants

Our credit facility requires us to comply with other covenants, including the maintenance of specific financial measures and ratios. We were in compliance with all covenants at June 27, 2009, and we expect to continue to be in compliance with these covenants based on current projections. We entered into an amendment to our credit facility to ensure our on-going compliance in this volatile economic environment. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 have cross-default provisions that could accelerate repayment in the event of continuing non-compliance with the credit facility covenants.

Access to Capital Markets

In the United States, we presently have a revolving credit facility with approximately $114 million of unused borrowing capacity at June 27, 2009. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If Vishay were to require additional capital, either to sustain normal operations, fund debt maturities, repay the credit facility in the event of default, or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

Interest Rates

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility and our exchangeable unsecured notes due 2102 bear interest at variable rates based on LIBOR. LIBOR has fluctuated significantly over the past nine months. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash balances. However, there can be no assurance that the interest rate earned on cash balances will move in tandem with the interest rate paid on our variable-rate debt.

Additionally, the interest rate paid on outstanding balances under our credit facility could vary based on our leverage ratio. Based on expected financial results over the next several quarters, it is possible that our leverage ratio will increase, resulting in an increase to the variable rate of interest paid on outstanding borrowings under the credit facility.

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

Research and Development

Our regular R&D programs are continuing and we will continue to roll out the new products that the market demands. Some of our R&D activities, however, have very long-term goals. To reduce costs, we have deferred certain of these long-term projects.

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

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2008. Material changes to these commitments which occurred in 2009 are described below.

As more fully described in Note 10 to our consolidated condensed financial statements, on May 13, 2009, we entered into an amended and restated employment agreement with Dr. Felix Zandman, our Executive Chairman, Chief Technical and Business Development Officer, and founder. Pursuant to the amended and restated employment agreement, Dr. Zandman will receive five additional annual payments of $10 million each.

Except as described above, there were no material changes to these commitments during the six fiscal months ended June 27, 2009.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly the current downturn in the worldwide economy; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 26, 2009, at which stockholders voted on the election of four directors to hold office until 2012, and the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

Each share of common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes.

The results of the votes of stockholders on each matter set forth at the Annual Meeting are as follows:

Election of Directors

	For	Withheld
Ziv Shoshani
Common stock	147,336,646	13,344,196
Class B common stock	14,166,101	-
Total voting power	288,997,656	13,344,196
Thomas C. Wertheimer
Common stock	144,038,780	16,642,062
Class B common stock	14,166,101	-
Total voting power	285,699,790	16,642,062
Marc Zandman
Common stock	147,133,739	13,547,103
Class B common stock	14,166,101	-
Total voting power	288,794,749	13,547,103
Ruta Zandman
Common stock	145,522,702	15,158,140
Class B common stock	14,166,101	-
Total voting power	287,183,712	15,158,140

Ratification of Independent Registered Public Accounting Firm

	For	Against	Abstain
Common stock	158,032,573	2,501,128	147,141
Class B common stock	14,166,101	-	-
Total voting power	299,693,583	2,501,128	147,141

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed May 15, 2009.

10.2*

Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation. Incorporated by reference to Exhibit 10.1 to International Rectifier Corporation’s current report on Form 8-K/A filed July 29, 2009.

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

Date: August 4, 2009