Form 10-Q
period 2009-09-26
VISHAY INTERTECHNOLOGY INC
filed 2009-11-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 30, 2009, the registrant had 172,283,533 shares of its common stock and 14,352,888 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
SEPTEMBER 26, 2009
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – September 26, 2009 and December 31, 2008	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended September 26, 2009 and
		September 27, 2008	6

		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended September 26, 2009 and
		September 27, 2008	7

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended September 26, 2009 and
		September 27, 2008	8

		Consolidated Condensed Statement of Equity
		(Unaudited)	9

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

	Item 4.	Controls and Procedures	55

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	55

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Submission of Matters to a Vote of Security Holders	56

	Item 5.	Other Information	56

	Item 6.	Exhibits	56

		SIGNATURES	57

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	September 26,	December 31,
	2009	2008
Assets		(recast - see Note 1)
Current assets:
Cash and cash equivalents	$507,882	$324,164
Accounts receivable, net	304,332	311,197
Inventories:
Finished goods	120,014	173,280
Work in process	200,663	211,320
Raw materials	126,964	153,419
Total inventories	447,641	538,019

Deferred income taxes	14,056	15,251
Prepaid expenses and other current assets	102,781	139,903
Total current assets	1,376,692	1,328,534

Property and equipment, at cost:
Land	99,400	98,827
Buildings and improvements	524,712	508,579
Machinery and equipment	2,150,772	2,091,124
Construction in progress	43,239	80,857
Allowance for depreciation	(1,765,824)	(1,617,225)
	1,052,299	1,162,162

Intangible assets, net	160,845	177,782

Other assets	143,728	147,482
Total assets	$2,733,564	$2,815,960

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	September 26,	December 31,
	2009	2008
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$608	$11,293
Trade accounts payable	98,644	104,608
Payroll and related expenses	103,645	117,197
Other accrued expenses	168,665	191,086
Income taxes	13,083	24,901
Current portion of long-term debt	26,875	13,044
Total current liabilities	411,520	462,129

Long-term debt less current portion	321,933	333,631
Deferred income taxes	17,057	18,842
Deferred grant income	2,776	3,143
Other liabilities	155,314	123,207
Accrued pension and other postretirement costs	322,292	325,112
Total liabilities	1,230,892	1,266,064

Equity:
Vishay stockholders' equity
Common stock	17,228	17,220
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,317,300	2,315,851
Retained earnings (accumulated deficit)	(951,286)	(865,617)
Accumulated other comprehensive income (loss)	112,844	75,969
Total Vishay stockholders' equity	1,497,521	1,544,858
Noncontrolling interests	5,151	5,038
Total equity	1,502,672	1,549,896
Total liabilities and equity	$2,733,564	$2,815,960

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Fiscal quarter ended
	September 26,	September 27,
	2009	2008
		(recast - see Note 1)
Net revenues	$525,304	$739,092
Costs of products sold	420,937	579,591
Gross profit	104,367	159,501

Selling, general, and administrative expenses	89,667	112,844
Restructuring and severance costs	3,478	6,849
Impairment of goodwill and indefinite-lived intangibles	-	357,917
Terminated tender offer expenses	-	4,000
Operating income (loss)	11,222	(322,109)

Other income (expense):
Interest expense	(2,626)	(6,942)
Other	327	6,853
	(2,299)	(89)
Income (loss) from continuing operations before taxes	8,923	(322,198)
Income taxes	6,414	(21,007)
Income (loss) from continuing operations, net of tax	2,509	(301,191)
Loss from discontinued operations, net of tax	-	-
Net earnings (loss)	2,509	(301,191)
Less: net earnings attributable to noncontrolling interests	186	144
Net earnings (loss) attribuable to Vishay stockholders	$2,323	$(301,335)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$0.01	$(1.62)
Discontinued operations	$-	$-
Net earnings (loss)	$0.01	$(1.62)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$0.01	$(1.62)
Discontinued operations	$-	$-
Net earnings (loss)	$0.01	$(1.62)

Weighted average shares outstanding - basic	186,636	186,425

Weighted average shares outstanding - diluted	186,824	186,425

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$2,323	$(301,335)
Discontinued operations, net of tax	-	-
Net earnings (loss)	$2,323	$(301,335)

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except earnings (loss) per share)

	Nine fiscal months ended
	September 26,	September 27,
	2009	2008
		(recast - see Note 1)
Net revenues	$1,435,073	$2,246,769
Costs of products sold	1,183,908	1,735,086
Gross profit	251,165	511,683

Selling, general, and administrative expenses	260,873	352,928
Restructuring and severance costs	34,501	33,960
Asset write-downs	-	4,195
Impairment of goodwill and indefinite-lived intangibles	-	1,157,917
Terminated tender offer expenses	-	4,000
Settlement agreement gain	(28,195)	-
Executive employment agreement charge	57,824	-
Operating income (loss)	(73,838)	(1,041,317)

Other income (expense):
Interest expense	(8,277)	(31,939)
Other	7,700	11,328
	(577)	(20,611)
Income (loss) from continuing operations before taxes	(74,415)	(1,061,928)
Income taxes	10,839	(25,028)
Income (loss) from continuing operations, net of tax	(85,254)	(1,036,900)
Loss from discontinued operations, net of tax	-	(42,136)
Net earnings (loss)	(85,254)	(1,079,036)
Less: net earnings attributable to noncontrolling interests	415	891
Net earnings (loss) attribuable to Vishay stockholders	$(85,669)	$(1,079,927)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.46)	$(5.57)
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.46)	$(5.79)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.46)	$(5.57)
Discontinued operations	$-	$(0.23)
Net earnings (loss)	$(0.46)	$(5.79)

Weighted average shares outstanding - basic	186,594	186,380

Weighted average shares outstanding - diluted	186,594	186,380

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$(85,669)	$(1,037,791)
Discontinued operations, net of tax	-	(42,136)
Net earnings (loss)	$(85,669)	$(1,079,927)

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 26,	September 27,
	2009	2008
		(recast - see Note 1)
Continuing operating activities
Net earnings (loss)	$(85,254)	$(1,079,036)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Loss on discontinued operations, net of tax	-	42,136
Impairment of goodwill and indefinite-lived intangibles, net of tax	-	1,098,796
Depreciation and amortization	169,578	167,762
Loss (gain) on disposal of property and equipment	51	(3,217)
Accretion of interest on convertible notes	-	13,221
Asset write-downs	-	4,195
Inventory write-offs for obsolescence	22,301	22,805
Deferred grant income	(529)	(1,166)
Other	(8,621)	3,410
Changes in operating assets and liabilities,
net of effects of businesses acquired	81,114	(76,826)
Net cash provided by continuing operating activities	178,640	192,080

Continuing investing activities
Capital expenditures	(26,295)	(99,074)
Proceeds from sale of property and equipment	2,231	10,894
Purchase of businesses, net of cash acquired or refunded	28,195	(73,924)
Other investing activities	300	450
Net cash provided by (used in) continuing investing activities	4,431	(161,654)

Continuing financing activities
Principal payments on long-term debt and capital lease obligations	(15,058)	(501,701)
Proceeds of long-term debt, net of issuance costs	15,000	123,379
Net proceeds (repayment) of revolving credit lines	-	125,000
Net changes in short-term borrowings	(10,702)	1,570
Distributions to noncontrolling interests	(302)	(841)
Proceeds from stock options exercised	-	172
Net cash used in continuing financing activities	(11,062)	(252,421)
Effect of exchange rate changes on cash and cash equivalents	14,896	5,673
Net increase in cash and cash equivalents
from continuing activities	186,905	(216,322)

Net cash used by discontinued operating activities	(3,187)	(10,382)
Net cash provided by discontinued investing activities	-	1,430
Net cash used by discontinued financing activities	-	-
Net cash used by discontinued operations	(3,187)	(8,952)

Net increase in cash and cash equivalents	183,718	(225,274)

Cash and cash equivalents at beginning of period	324,164	537,295
Cash and cash equivalents at end of period	$507,882	$312,021

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2008 (recast - see Note 1)	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings (loss)	-	-	-	(85,669)	-	(85,669)	415	(85,254)
Other comprehensive income (loss)	-	-	-	-	36,875	36,875	-	36,875
Comprehensive income (loss)						(48,794)	415	(48,379)
Distributions to noncontrolling interests	-	-	-	-	-	-	(302)	(302)
Phantom and restricted stock issuances (82,997 shares)	8	-	(8)	-	-	-	-	-
Stock compensation expense	-	-	1,457	-	-	1,457	-	1,457
Balance at September 26, 2009	$17,228	$1,435	$2,317,300	$(951,286)	$112,844	$1,497,521	$5,151	$1,502,672

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine fiscal months ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In connection with the preparation of the consolidated condensed financial statements and in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company evaluated subsequent events after the balance sheet date of September 26, 2009 through November 3, 2009, the date these financial statements were issued through the filing of this current report on Form 10-Q with the U.S. Securities and Exchange Commission.

Retrospective Adoption of New Accounting Standards

Effective January 1, 2009, Vishay adopted two accounting standards that require retrospective adjustment to previously issued financial statements. All prior period comparable data presented in these consolidated condensed financial statements reflect the retrospective adoption of these standards.

In May 2008, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) (Accounting Standards Codification (“ASC”) Topic 470-20). The guidance significantly impacts the accounting for convertible bonds that may be settled in cash. The guidance requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. It also requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations.

The adoption of the guidance requires retrospective application to all periods presented. Vishay adopted this guidance effective January 1, 2009. Earlier adoption was prohibited.

The guidance applies only to those instruments that will be presented in the annual financial statements for the period of adoption, in other words, during the period January 1, 2007 to December 31, 2009. The cumulative effect of adoption has been recorded in retained earnings as of January 1, 2007.

The guidance is applicable to the Company’s Convertible Subordinated Notes, due 2023. These notes were substantially all repurchased on August 1, 2008.

The retrospective application of FSP APB 14-1 (ASC Topic 470-20) decreased the reported loss from continuing operations for the quarter by $11.5 million ($0.06 per share) and increased the reported loss from continuing operations for the nine fiscal months ended September 27, 2008 by $0.8 million ($0.01 per share).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC Topic 810). SFAS No. 160 (ASC Topic 810) amends GAAP to establish accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

The presentation and disclosure requirements of SFAS No. 160 (ASC Topic 810) are to be applied retrospectively to all periods presented. Vishay adopted this guidance effective January 1, 2009. Earlier adoption was prohibited.

Concurrent with the adoption of SFAS No. 160 (ASC Topic 810), the Company reclassified certain distributions to the holders of noncontrolling interests on its consolidated statements of cash flows.

Other Recently Adopted Accounting Standards

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter 2009 financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (ASC Topic 820). This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The statement was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2 (ASC Topic 820-10-65), which provided a one-year delayed application of SFAS No. 157 (ASC Topic 820) for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay only partially applied SFAS No. 157 (ASC Topic 820) as of January 1, 2008. The partial application of this guidance did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption, on January 1, 2009, of the remaining aspects which were deferred by FSP SFAS 157-2 (ASC Topic 820-10-65) did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (ASC Topic 805). While retaining the fundamental requirements of the previous GAAP, this new statement makes various modifications to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. Vishay adopted this guidance effective January 1, 2009. Earlier adoption was prohibited.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (ASC Topic 815). This statement requires enhanced disclosures about an entity’s derivative and hedging activities, and therefore improves the transparency of financial reporting. Vishay adopted this guidance effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2008, the FASB staff issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (ASC Topic 350-30-65). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 (ASC Topic 350), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R (ASC Topic 805) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or require a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted by SFAS No. 142’s (ASC Topic 350) entity-specific factors. Vishay adopted this guidance effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825-10-65), which amends GAAP to require disclosures about fair value of financial instruments in quarterly reports as well as in annual reports, as previously required. Applicable disclosures have been provided in Note 13.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC Topic 320-10-65). This guidance extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. This guidance is effective for interim reporting periods ending after June 15, 2009, and Vishay adopted this guidance during the second quarter of 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820-10-65). This guidance clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This guidance also reaffirms the objective of fair value measurement, as stated in SFAS No. 157 (ASC Topic 820), which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of this guidance did not have a material effect on the Company’s financial statements.

Reclassifications

In addition to changes due to the retrospective adoption of new accounting guidance described above, certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through targeted and synergistic acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

Subsequent Event – Proposed Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, Vishay announced that it intends to spin-off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. The spin-off is expected to take the form of a tax-free stock dividend to Vishay’s stockholders and it is anticipated that holders of Vishay common stock will receive common stock of Vishay Precision Group and holders of Vishay Class B common stock will receive Class B common stock of Vishay Precision Group. Vishay has not yet finalized details of the spin-off.

The product lines which will comprise Vishay Precision Group are included in the Passive Components segment. Revenues for the third quarter and nine fiscal months ended September 26, 2009 were approximately $40 million and $125 million, respectively. Revenues for the third quarter and nine fiscal months ended September 27, 2008 were approximately $62 million and $188 million, respectively. The spin-off would enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, Vishay is expected to be a more competitive, pure-play discrete electronic components company.

Vishay’s Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur in the second quarter of 2010. The spin-off will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) and other customary conditions.

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

Financial results of discontinued operations for the nine fiscal months ended September 27, 2008 and the year ended December 31, 2008 are as follows (in thousands):

	Nine fiscal months ended	Year ended
	September 27, 2008	December 31, 2008
Net revenues	$10,995	$10,995

Loss before income taxes	$(38,224)	$(43,345)
Tax expense (benefit)	3,912	4,481
Loss from discontinued operations, net of tax	$(42,136)	$(47,826)

The loss before income taxes for the nine fiscal months ended September 27, 2008 includes an impairment charge of $32.3 million, recorded during the first quarter of 2008, to reduce the carrying value of the net assets held for sale to the proceeds received on April 7, 2008. The selling price for ASBU was subject to a net working capital adjustment.

The Company retained responsibility for the collection of certain customer accounts receivable on behalf of the buyer. These amounts were remitted to the buyer upon collection. The Company also retained responsibility for certain severance costs and lease termination costs associated with ASBU.

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. A portion of this amount was paid during the nine fiscal months ended September 26, 2009 and reflected on the accompanying consolidated condensed statement of cash flows as cash flow from discontinued operations.

International Rectifier Corporation Tender Offer

On August 15, 2008, Vishay announced that it made a non-binding proposal to the International Rectifier Corporation Board of Directors to acquire all the outstanding shares of International Rectifier common stock for $21.22 per share in cash.

On September 10, 2008, Vishay announced that it had increased the price of its all-cash proposal to acquire all of the outstanding shares of International Rectifier common stock to $23.00 per share and that Vishay intended to nominate three independent directors for election to the International Rectifier Board at International Rectifier’s delayed 2007 annual shareholders meeting.

On October 10, 2008, International Rectifier held its delayed 2007 annual meeting of stockholders. At that meeting, a plurality of shares voted favored International Rectifier’s slate of three directors to Vishay’s nominees. On October 13, 2008, Vishay announced it had terminated its offer to acquire all shares of International Rectifier and dismissed its complaint against International Rectifier and its eight directors.

Vishay incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the accompanying condensed consolidated statements of operations.

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

The goodwill impairment charges recorded in the third quarter of 2008 totaled $330,917,000, allocated $20,000,000 to the Semiconductors segment and $310,917,000 to the Passive Components segment. The goodwill impairment charges recorded in the nine fiscal months ended September 27, 2008 totaled $1,130,917,000, allocated $570,000,000 to the Semiconductors segment and $560,917,000 to the Passive Components segment.

Prior to completing the interim assessment of goodwill for impairment during the second and third quarters of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360), and certain indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (ASC Topic 350). As a result of those assessments, the Company recorded impairment charges totaling $27 million during the third quarter of 2008 related to indefinite-lived intangible assets (certain tradenames), allocated $15 million to the Semiconductors segment and $12 million to the Passive Components segment. The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

The goodwill and indefinite-lived intangible assets impairment charges were noncash in nature and did not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include one-time exit costs, severance benefits pursuant to an on-going benefit arrangement, and related pension curtailment and settlement charges. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

Third Quarter 2009

The Company recorded restructuring and severance costs of $3,478,000 for the third quarter of 2009. Employee termination costs were $2,749,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. The Company also incurred $729,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into 2009.

Nine Fiscal Months Ended September 26, 2009

The Company recorded restructuring and severance costs of $34,501,000 for the nine fiscal months ended September 26, 2009. Employee termination costs were $30,622,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $3,879,000 of other exit costs during the nine fiscal months ended September 26, 2009, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into 2009.

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$30,622	$3,879	$34,501	2,547
Utilized	(17,168)	(2,037)	(19,205)	(2,216)
Foreign currency translation	972	27	999	-
Balance at September 26, 2009	$14,426	$1,869	$16,295	331

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by September 26, 2010. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

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

Nine Fiscal Months Ended September 27, 2008

The Company recorded restructuring and severance costs of $33,960,000 for the nine fiscal months ended September 27, 2008. Employee termination costs were $30,770,000, covering technical, production, administrative, and support employees located in Austria, Belgium, Brazil, the People’s Republic of China, France, Germany, Hungary, Ireland, Korea, the Netherlands, and the United States. Severance costs for the third quarter of 2008 also include executive severance (see Note 10). The Company also incurred $3,190,000 of other exit costs, principally related to the closure of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company.

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

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$58,601	$3,936	$62,537	3,245
Utilized	(32,774)	(2,826)	(35,600)	(1,707)
Foreign currency translation	(1,055)	(478)	(1,533)	-
Balance at December 31, 2008	$24,772	$632	$25,404	1,538
Utilized	(21,197)	(289)	(21,486)	(1,026)
Foreign currency translation	(388)	36	(352)	-
Balance at September 26, 2009	$3,187	$379	$3,566	512

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2009. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended September 26, 2009 and September 27, 2008 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

The Company recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 10. The Company recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2.

During the nine fiscal months ended September 26, 2009, the liabilities for unrecognized tax benefits increased by a net $4.0 million, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects, partially offset by decreases for settlements.

The vast majority of the Company’s goodwill was not deductible for income tax purposes. The Company recognized tax benefits of approximately $29.1 million and $59.1 million during the third quarter and nine fiscal months ended September 27, 2008, respectively, associated with the goodwill and indefinite-lived intangible asset impairment charges discussed in Note 3.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits as a result of this repatriation.

Note 6 – Long-Term Debt

Israel Bank Loan

During the first quarter of 2009, a subsidiary of the Company in Israel entered into a new bank loan. The principal amount of the bank loan is $15 million. The loan bears interest at LIBOR plus 3.45%. Future maturities are as follows (in thousands):

2010	$1,500
2011	1,500
2012	3,000
2013	4,500
2014	4,500

Credit Facility

The Company maintains a credit facility with a consortium of banks led by Comerica Bank as administrative agent. Effective July 31, 2009, the Company entered into an amendment to its credit facility which modified certain covenants and collateral arrangements. The credit facility consists of:

  a revolving credit commitment of up to $250 million available through April 20, 2012, and a term loan with original principal amount of $125 million payable in installments through 2011.

At September 26, 2009, the term loan balance was $100 million, and $125 million was outstanding under the revolving credit facility.

The borrowings under the credit facility are secured by accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of the Company and subsidiaries located in the United States, accounts receivable of a German subsidiary, certain intercompany loans to a significant German subsidiary and pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the credit facility. Certain of the Company’s subsidiaries are permitted to borrow up to a limit of $125 million under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by the Company.

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. The July 31, 2009 amendment would have required additional fees if the September 26, 2009 fixed charges coverage ratio (“FCCR”) was less than 2.50 to 1. At September 26, 2009, the Company’s FCCR was 3.38 to 1. As such, the Company did not incur any additional fees and its borrowings outstanding on the revolving credit facility bore interest at LIBOR plus 1.40%. The Company is also required to pay facility commitment fees. At September 26, 2009, borrowings under the term loan, based on the current leverage ratio, bore interest at LIBOR plus 2.50%.

The credit facility requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company was in compliance with all covenants at September 26, 2009, and expects to continue to be in compliance based on current projections. The Company also has mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, the Company’s Exchangeable Unsecured Notes due 2102 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net earnings (loss)	$2,509	$(301,191)	$(85,254)	$(1,079,036)
Other comprehensive income (loss):
Foreign currency translation
adjustment	30,644	(49,449)	29,564	31,530
Unrealized gain (loss) on available
for sale securities	743	(130)	910	(523)
Pension and other postretirement
adjustments	3,053	1,316	6,401	4,330
Total other comprehensive income (loss)	34,440	(48,263)	36,875	35,337
Comprehensive income (loss)	$36,949	$(349,454)	$(48,379)	$(1,043,699)
Less: Comprehensive income (loss)
attributable to noncontrolling interests	186	144	415	891
Comprehensive income (loss) attributable
to Vishay stockholders	$36,763	$(349,598)	$(48,794)	$(1,044,590)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third quarters of 2009 and 2008 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 26, 2009		September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$783	$1,035	$1,154
Interest cost	4,194	2,862	4,155	3,293
Expected return on plan assets	(3,739)	(440)	(5,220)	(651)
Amortization of prior service credit	44	-	(42)	-
Amortization of losses	2,822	4	564	867
Curtailments and settlements	-	8	-	-
Net periodic benefit cost	$3,321	$3,217	$492	$4,663

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 26, 2009 and September 27, 2008 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 26, 2009		September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$2,189	$3,105	$3,502
Interest cost	12,551	8,174	12,464	9,966
Expected return on plan assets	(11,216)	(1,176)	(15,660)	(2,008)
Amortization of prior service credit	(10)	-	(126)
Amortization of losses	8,478	14	1,692	2,601
Curtailments and settlements	-	564	-	-
Net periodic benefit cost	$9,803	$9,765	$1,475	$14,061

The following table shows the components of the net periodic benefit cost for the third quarters of 2009 and 2008 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 26, 2009		September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$44	$84	$54	$100
Interest cost	193	99	275	105
Amortization of prior service (credit) cost	(110)	-	19	-
Amortization of transition obligation	18	-	48	-
Amortization of gains	(74)	-	(157)	-
Net periodic benefit cost	$71	$183	$239	$205

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended September 26, 2009 and September 27, 2008 for the Company’s other postretirement benefit plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	September 26, 2009		September 27, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$132	$242	$162	$302
Interest cost	579	287	825	317
Amortization of prior service (credit) cost	(331)	-	57	-
Amortization of transition obligation	56	-	144	-
Amortization of gains	(222)	-	(472)	-
Net periodic benefit cost	$214	$529	$716	$619

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

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Stock options	$197	$99	$656	$1,022
Restricted stock units	141	300	727	1,163
Phantom stock units	-	-	74	286
Restricted stock	-	5	-	19
Total	$338	$404	$1,457	$2,490

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 26, 2009 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$1,495	5.0
Restricted stock units	742	1.7
Phantom stock units	-	0.0
Total	$2,237

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

Option activity under the stock option plans as of September 26, 2009 and changes during the nine fiscal months then ended are presented below (number of options in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life (Years)
Outstanding:
December 31, 2008	3,904	$18.55
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(74)	17.27
Outstanding at September 26, 2009	3,830	$18.58	1.78

Vested and expected to vest
at September 26, 2009	3,830	$18.58	1.78
Exercisable at September 26, 2009	3,492	$18.78	1.21

During the nine fiscal months ended September 26, 2009, 91,000 options vested, and 17,000 unvested options were cancelled or forfeited. At September 26, 2009, there are 338,000 unvested options outstanding, with a weighted average grant-date fair value of $10.03 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2009 of $7.83 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 26, 2009 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the nine fiscal months ended September 26, 2009.

Restricted Stock Units

RSU activity under the stock incentive plan as of September 26, 2009 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
December 31, 2008	197
Granted	36	$5.20
Vested	(78)
Cancelled or forfeited	-
Outstanding at September 26, 2009	155

Expected to vest at September 26, 2009	155

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

Phantom stock units activity under the stock incentive plan as of September 26, 2009 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
December 31, 2008	100
Granted	20	$3.70
Redeemed for
common stock	-
Outstanding at September 26, 2009	120

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

On July 30, 2008, the Board of Directors was notified that Richard N. Grubb, the Company’s Chief Financial Officer, would be stepping down for “good reason” effective September 1, 2008, in connection with a change in the corporate finance and accounting function of the Company. The Company recorded severance charges associated with Mr. Grubb’s termination during the third quarter of 2008. These costs are reported in “restructuring and severance costs” on the consolidated condensed statement of operations.

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

Note 11 – Segment Information

Vishay operates in two reportable segments, Semiconductors and Passive Components. Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products. Passive Components segment products include resistors, capacitors, and inductors. We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress. On October 27, 2009, Vishay announced that it intends to spin-off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, goodwill impairment, inventory write-downs, gains or losses on purchase commitments, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business. The following table sets forth business segment information (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net revenues:
Semiconductors
Product sales	$276,731	$391,748	$703,003	$1,185,075
Royalty revenues	14	1,186	84	3,082
Total Semiconductors	276,745	392,934	703,087	1,188,157
Passive Components
Product sales	247,846	346,158	728,656	1,058,612
Royalty revenues	713	-	3,330	-
Total Passive Components	248,559	346,158	731,986	1,058,612
	$525,304	$739,092	$1,435,073	$2,246,769
Segment operating income:
Semiconductors	$6,519	$33,187	$(18,399)	$107,911
Passive Components	12,742	20,705	23,487	74,528
Corporate	(4,561)	(7,235)	(14,796)	(23,684)
Restructuring and severance costs	(3,478)	(6,849)	(34,501)	(33,960)
Asset write-downs	-	-	-	(4,195)
Impairment of goodwill and intangibles	-	(357,917)	-	(1,157,917)
Terminated tender offer expenses	-	(4,000)	-	(4,000)
Settlement agreement	-	-	28,195	-
Executive compensation charge	-	-	(57,824)	-
Consolidated operating income (loss)	$11,222	$(322,109)	$(73,838)	$(1,041,317)
Restructuring and severance costs:
Semiconductors	$966	$1,085	$16,055	$5,287
Passive Components	2,512	5,764	18,446	28,673
	$3,478	$6,849	$34,501	$33,960
Asset write-downs:
Passive Components	$-	$-	$-	$4,195
	$-	$-	$-	$4,195

Impairment of goodwill and indefinite-
lived intangibles:
Semiconductors	$-	$35,000	$-	$585,000
Passive Components	-	322,917	-	572,917
	$-	$357,917	$-	$1,157,917

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except earnings (loss) per share):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$2,323	$(301,335)	$(85,669)	$(1,037,791)
Loss from discontinued operations	-	-	-	(42,136)
Net earnings (loss)	$2,323	$(301,335)	$(85,669)	$(1,079,927)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	-	-	-

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$2,323	$(301,335)	$(85,669)	$(1,037,791)
Loss from discontinued operations	-	-	-	(42,136)
Net earnings (loss)	$2,323	$(301,335)	$(85,669)	$(1,079,927)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,636	186,425	186,594	186,380

Effect of dilutive securities:
Convertible and exchangeable notes	-	-	-	-
Employee stock options	-	-	-	-
Other	188	-	-	-
Dilutive potential common shares	188	-	-	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	186,824	186,425	186,594	186,380

Basic earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$0.01	$(1.62)	$(0.46)	$(5.57)
Discontinued operations	$-	$-	$-	$(0.23)
Net earnings (loss)	$0.01	$(1.62)	$(0.46)	$(5.79)

Diluted earnings (loss) per share attributable to
Vishay stockholders:*
Continuing operations	$0.01	$(1.62)	$(0.46)	$(5.57)
Discontinued operations	$-	$-	$-	$(0.23)
Net earnings (loss)	$0.01	$(1.62)	$(0.46)	$(5.79)

* May not add due to rounding.

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	88	8,545	88	18,512
Exchangeable Unsecured Notes, due 2102	6,176	6,176	6,176	6,176
Weighted average employee stock options	3,834	4,416	3,859	4,461
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	-	518	301	307

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming exchange is added to the net earnings used to compute earnings per share.

The Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock. Accordingly, the notes would be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price is less than $21.28, no shares are included in the diluted earnings per share computation.

Note 13 – Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (ASC Topic 820), for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities as of January 1, 2009 in accordance with the provisions of FASB Staff Position SFAS 157-2 (ASC Topic 820-10-65). The adoption did not have a material effect on the Company’s financial position, results of operations, or liquidity.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825-10-65), amends GAAP to require disclosures about fair value of financial instruments in quarterly reports as well as in annual reports, as previously required.

SFAS No. 157 (ASC Topic 820) establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 26, 2009 (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets held in rabbi trusts	$27,336	$7,381	$19,955	$-

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

The fair value of long-term debt at September 26, 2009 is approximately $274 million, compared to its carrying value of $349 million. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

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

Vishay operates in two product segments, Semiconductors and Passive Components. Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products. Passive Components segment products include resistors, capacitors, and inductors. We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells, transducers, instruments, and weighing systems whose core components are resistors that are sensitive to various types of mechanical stress. On October 27, 2009, Vishay announced that it intends to spin-off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

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

Revenues for the fiscal quarter ended September 26, 2009 were $525.3 million, compared to $739.1 million for the fiscal quarter ended September 27, 2008. The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 26, 2009 were $2.3 million, or $0.01 per share, compared to a net loss attributable to Vishay stockholders of $301.3 million, or $1.62 per share for the fiscal quarter ended September 27, 2008.

The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 26, 2009 was impacted by pretax charges for restructuring and severance costs of $3.5 million which, including its related tax effect, had a negative $0.02 per share effect on the net earnings attributable to Vishay stockholders.

The net loss attributable to Vishay stockholders for the fiscal quarter ended September 27, 2008 was substantially attributable to a noncash goodwill and indefinite-lived intangible assets impairment charge of $357.9 million ($328.8 million, net of tax). The third quarter 2008 results also include a pretax charge for restructuring and severance costs of $6.8 million, and $4.0 million of costs associated with Vishay’s terminated tender offer for all outstanding shares of International Rectifier. On an after tax basis, these items and the goodwill impairment charge had a negative $1.79 per share effect on the net earnings (loss) attributable to Vishay stockholders.

Revenues for the nine fiscal months ended September 26, 2009 were $1,435.1 million, compared to $2,246.8 million for the nine fiscal months ended September 27, 2008. The net loss attributable to Vishay stockholders for the nine fiscal months ended September 26, 2009 was $85.7 million, or $0.46 per share, compared to a net loss attributable to Vishay stockholders of $1,079.9 million, or $5.79 per share for the nine fiscal months ended September 27, 2008.

The net loss attributable to Vishay stockholders for the nine fiscal months ended September 26, 2009 was impacted by pretax charges for restructuring and severance costs of $34.5 million and for an amended executive employment agreement of $57.8 million, partially offset by a gain of $28.2 million on settlement of matters related to the acquisition of International Rectifier’s Power Control Systems business. These items and their related tax effects had a negative $0.31 per share effect on the net loss attributable to Vishay stockholders.

The net loss attributable to Vishay stockholders for the nine fiscal months ended September 27, 2008 was impacted by pretax charges for goodwill and indefinite-lived intangible assets impairment of $1,157.9 million, restructuring and severance costs of $34.0 million, related asset write-downs of $4.2 million, $4.0 million of costs associated with Vishay’s terminated tender offer for all outstanding shares of International Rectifier, and $9.9 million of tax expense associated with the repatriation of cash from certain non-U.S. subsidiaries. Including the tax effects of the pretax charges, these items had a negative $6.09 per share effect on the net earnings (loss) from continuing operations attributable to Vishay stockholders. The net loss for the nine fiscal months ended September 27, 2008 also included a loss on discontinued operations of $42.1 million, or $0.23 per share.

As previously disclosed, the results of operations for the fiscal quarter and nine fiscal months ended September 27, 2008 have been recast to include the retrospective effects of FSP APB 14-1 (ASC Topic 470-20). The retrospective application of this guidance decreased the reported loss from continuing operations for the quarter by $11.5 million ($0.06 per share) and increased the reported loss from continuing operations for the nine fiscal months ended September 27, 2008 by $0.8 million, or ($0.01) per share, respectively.

Vishay’s results for the third fiscal quarter and nine fiscal months ended September 26, 2009 have been substantially impacted by the on-going global economic recession. Due to our quick reaction to the recession, we have mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we have continued to generate positive cash flows from operations, and we are once again profitable following several quarters of realizing losses. During the third quarter, our business has begun to recover from the global economic recession.

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

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical of the industry, especially for our Semiconductors segment products. However, we attempt to offset this deterioration with ongoing cost reduction activities and new product introductions. The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third quarter of 2008 through the third quarter of 2009 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2008	2008	2009	2009	2009
Net revenues	$739,092	$575,442	$449,511	$460,258	$525,304
Gross profit margin*	21.6%	14.8%	15.1%	17.1%	19.9%
End-of-period backlog	$619,000	$459,700	$400,400	$432,800	$502,200
Book-to-bill ratio	0.92	0.74	0.89	1.06	1.11
Inventory turnover	3.85	3.40	2.84	3.02	3.53
Change in ASP vs. prior quarter	-1.4%	0.0%	-1.0%	-1.1%	-0.8%
____________________

* Gross profit margin for the fourth quarter of 2008 includes losses on adverse purchase commitments of $6.0 million.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

As expected, net revenues for the third quarter of 2009 increased on a sequential basis, indicating signs of stabilization and macro economic recovery. Gross margins also increased sequentially, due to our restructuring and other cost cutting initiatives.

We have experienced a broad recovery in the book-to-bill ratio in the third quarter. The book-to-bill ratio improved to 1.11 from 1.06 in the second quarter of 2009. For the third quarter of 2009, the book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.17 and 1.06, respectively, versus ratios of 1.20 and 0.93, respectively, during the second quarter of 2009.

Growing shortages of supplies have helped to moderate price declines, although, as expected, we experienced some increasing pricing pressure for Semiconductors segment products. We expect continued pricing pressure for our Semiconductors segment products.

For the fourth quarter of 2009 we anticipate sales of between $530 million and $570 million, at improved margins supported by permanently reduced fixed costs.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2008 through the third quarter of 2009 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2008	2008	2009	2009	2009
Semiconductors
Net revenues	$392,934	$272,669	$198,995	$227,347	$276,745

Book-to-bill ratio	0.85	0.59	0.96	1.14	1.13

Gross profit margin(1)	21.8%	11.5%	6.6%	14.4%	16.5%

Passive Components
Net revenues	$346,158	$302,773	$250,516	$232,911	$248,559

Book-to-bill ratio	0.98	0.88	0.84	0.97	1.09

Gross profit margin(2)	21.4%	17.8%	21.9%	19.7%	23.6%

____________________

(1) Gross profit margin for the Semiconductors segment for the fourth quarter of 2008 includes losses on adverse purchase commitments of $3.7 million.

(2) Gross profit margin for the Passive Components segment for the fourth quarter of 2008 includes losses on adverse purchase commitments of $2.3 million.

Acquisition and Divestiture Activity

As part of our growth strategy, we seek to expand through targeted and synergistic acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. This includes exploring opportunities to acquire smaller targets to gain market share, effectively penetrating different geographic markets, enhancing new product development, rounding out our product lines, or growing our high margin niche market businesses. Acquisitions of passive components businesses would likely be made to strengthen and broaden our position as a specialty product supplier; acquisitions of discrete semiconductor businesses would be made to increase market share and to exploit synergies.

Due to improving economic conditions, our strong cash position, and our ability to generate free cash, we are returning to our strategy of exploring synergistic acquisition opportunities.

Proposed Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, Vishay announced that it intends to spin-off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. The spin-off is expected to take the form of a tax-free stock dividend to Vishay’s stockholders and it is anticipated that holders of Vishay common stock will receive common stock of Vishay Precision Group and holders of Vishay Class B common stock will receive Class B common stock of Vishay Precision Group. Vishay has not yet finalized details of the spin-off.

The spin-off would enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, Vishay is expected to be a more competitive, pure-play discrete electronic components company.

Vishay’s Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur in the second quarter of 2010. The spin-off will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) and other customary conditions.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 73.9% at the end of the third quarter of 2009 as compared to 73.1% at the end of the second quarter of 2009, 74.6% at the end of 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we approach, and then maintain, this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

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

Under previous accounting standards, plant closure and employee termination costs that we incur in connection with our acquisition activities are included in the costs of our acquisitions and do not affect earnings or losses on our consolidated statement of operations. Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations (ASC Topic 805), which Vishay adopted effective January 1, 2009, requires such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.

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

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and incurred additional restructuring and severance costs of $34.5 million during the first nine months of 2009. These costs were incurred as part of our program to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008. Our cost reduction programs are ahead of schedule. Our fixed costs in the third quarter of 2009 decreased by $49 million compared to the third quarter of 2008, and our fixed costs for the nine fiscal months ended September 26, 2009 decreased by $173 million versus the comparable prior year period. Of these amounts, approximately 47% reduced costs of products sold and approximately 53% reduced SG&A expenses.

Certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Furthermore, as described above, some of our cost reductions realized in the first nine months of 2009 are the result of temporary measures, which we intend to replace with more permanent actions. Accordingly, there is no assurance that all of the fixed cost reductions achieved in the first nine months of 2009 will be maintained in the last three months of the year or in 2010.

We expect total restructuring and severance costs for the full year of 2009 to be less than $50 million. Including unpaid balances from 2008 programs, we expect the 2009 cash outlay for restructuring and severance programs to be approximately $50 million, with additional amounts to be paid in future periods.

Our 2009 restructuring programs include headcount reductions in virtually every facility and every country in which we operate, as well as selected plant closures. In 2009, we plan to close two facilities in the United States and consolidate manufacturing for these product lines into other facilities. We also are consolidating our optoelectronics packaging facilities in Asia. We have successfully closed a film capacitor plant in Shanghai during the third quarter. Production on existing equipment in Loni, India will be increased to replace the production volume of the closed plant.

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

Statement of Financial Accounting Standards (“SFAS”) No. 52 (ASC Topic 830) requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. Vishay has both situations among its subsidiaries.

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. With the weakening of the U.S. dollar during the third quarter of 2009, we saw an increase in the translation adjustment recorded in accumulated other comprehensive income on our balance sheet. See Note 7 to our consolidated condensed financial statements.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been stronger during the first nine months of 2009 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first nine months of 2009 have been favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel. However, most of the favorable impact was realized during the first quarter of 2009.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Cost of products sold	80.1%	78.4%	82.5%	77.2%
Gross profit	19.9%	21.6%	17.5%	22.8%
Selling, general & administrative expenses	17.1%	15.3%	18.2%	15.7%
Operating income (loss)	2.1%	-43.6%	-5.1%	-46.3%
Income (loss) from continuing operations
before taxes	1.7%	-43.6%	-5.2%	-47.3%
Income (loss) from continuing operations	0.5%	-40.8%	-5.9%	-46.2%
Net earnings (loss) attributable to
Vishay stockholders	0.4%	-40.8%	-6.0%	-48.1%
Effective tax rate	71.9%	6.5%	-14.6%	2.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net revenues	$525,304	$739,092	$1,435,073	$2,246,769
Change versus comparable prior year period	$(213,788)		$(811,696)
Percentage change versus
comparable prior year period	-28.9%		-36.1%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-26.6%	-33.6%
Decrease in average selling prices	-2.8%	-2.6%
Foreign currency effects	-1.2%	-2.3%
Acquisitions	0.1%	0.2%
Other	1.6%	2.2%
Net change	-28.9%	-36.1%

All regions and virtually all of our end-use markets are heavily impacted by the global economic slowdown, which was most strongly seen in the decline in sales of our Semiconductors segment products in 2009 compared to the prior year periods. The relatively stronger U.S. dollar further decreased the amount reported for revenues in the quarter and nine fiscal months ended September 26, 2009 versus the comparable prior year periods. During the third quarter of 2009, we experienced the continuation of the world economic and electronics market recovery across all geographies, all markets, and all sales channels. We experienced a substantial upturn in Asia driven by orders and sales for end-uses in consumer products such as netbooks and power supplies. Orders and sales for end-uses in industrial applications in the U.S. and Europe appear to have bottomed out in the second quarter and we experienced the first phase of recovery in the third quarter, which was supported by low inventory levels. We experienced a substantial turnaround in orders and sales of our products utilized in automotive applications in Europe and the U.S., which was driven by demand for small cars. Sales of products for use in military and medical applications, while generally a smaller component of Vishay’s overall business, have also been strong.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $44 million and $60 million for the nine fiscal months ended September 26, 2009 and September 27, 2008, respectively, or 3.0% and 2.6% of gross sales, respectively. Actual credits issued under the programs during the nine fiscal months ended September 26, 2009 and September 27, 2008, were $51 million and $57 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $3.4 million and $3.1 million for the nine fiscal months ended September 26, 2009 and September 27, 2008, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended September 26, 2009 were 19.9% and 17.5%, respectively, versus 21.6% and 22.8%, respectively, for the comparable prior year periods. These decreases in gross profit margin reflects significantly lower volume and modestly lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net revenues	$276,745	$392,934	$703,087	$1,188,157
Change versus comparable prior year period	$(116,189)		$(485,070)
Percentage change versus
comparable prior year period	-29.6%		-40.8%

Changes in Semiconductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-26.1%	-37.9%
Decrease in average selling prices	-5.6%	-5.7%
Foreign currency effects	-0.5%	-1.1%
Acquisitions	0.0%	0.0%
Other	2.6%	3.9%
Net change	-29.6%	-40.8%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Gross margin percentage	16.5%	21.8%	13.0%	22.4%

The decrease in gross profit margin percentage reflects significantly lower volume and lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts.

Our Semiconductors segment has suffered significantly from the global economic slowdown. Profitability has suffered in an unprecedented manner due to the low sales volume during the third quarter and nine fiscal months ended September 26, 2009 compared to the same periods in the prior year. Despite the low volume, gross margin increased from the first and second quarters of 2009 to 16.5% of revenues mainly due to substantially reduced fixed costs. We experienced a sudden recovery in July in Asia consumer products that reached European automotive products by the end of the third quarter.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net revenues	$248,559	$346,158	$731,986	$1,058,612
Change versus comparable prior year period	$(97,599)		$(326,626)
Percentage change versus
comparable prior year period	-28.2%		-30.9%

Changes in Passive Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Decrease in volume	-27.3%	-29.0%
Increase in average selling prices	0.6%	0.6%
Foreign currency effects	-2.0%	-3.7%
Acquisitions	0.3%	0.5%
Other	0.2%	0.7%
Net change	-28.2%	-30.9%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Gross margin percentage	23.6%	21.4%	21.8%	23.2%

The quarterly increase in gross profit margin despite significantly lower volume is due to improved product mix and the results of our fixed cost reduction programs. The year to date decrease in gross profit margin percentage reflects significantly lower volume, partially offset by our fixed cost reduction programs and favorable currency impacts.

In light of the economic challenges, our Passive Components segment has maintained a respectable gross margin percentage. Average selling prices have been generally stable. We experienced a recovery in our resistors and inductors products as well as our capacitors products, which was driven by strong demand from European automotive products. While foreign currency effects reduced reported revenues, the general strengthening of the U.S. dollar improved margins versus the comparable prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Total SG&A expenses	$89,667	$112,844	$260,873	$352,928
as a percentage of revenues	17.1%	15.3%	18.2%	15.7%

The overall decrease in SG&A expenses are primarily attributable to lower sales and our cost containment initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Amortization of intangible assets	$5,843	$5,183	$17,102	$14,915
Patent infringement case	-	-	-	5,600
Transition services agreements	-	300	-	1,300
Net (gain) loss on sales of assets	(188)	(2,538)	51	(3,217)

The increase in amortization expense for the fiscal quarter and nine fiscal months ended September 26, 2009 is principally due to the acquisitions of our partner’s 51% interest in the Indian transducers joint venture, of Powertron GmbH, and of the wet tantalum capacitor business of KEMET Corporation, all in the third quarter of 2008. Amortization expense also increased for the fiscal quarter and nine fiscal months ended September 26, 2009 compared to the prior year periods due to the initiation of amortization of certain tradenames after determining that these indefinite-lived intangible assets were impaired during the third quarter of 2008.

The transition services agreements were associated with our acquisition of the PCS business in 2007.

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities during the nine fiscal months ended September 26, 2009, recording restructuring and severance costs of $34.5 million. We expect to continue to incur restructuring expenses to reduce our fixed costs, particularly in light of the current economic environment, as further explained in “Cost Management” above, in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 4 to our consolidated condensed financial statements included in Part I of this document.

Other Income (Expense)

Interest expense for the fiscal quarter and nine fiscal months ended September 26, 2009 decreased by $4.3 million and $23.7 million, respectively, versus the comparable prior year periods. These decreases are primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt. Interest expense for the fiscal quarter and nine fiscal months ended September 27, 2008 has been recast for the retrospective adoption of FSP APB 14-1 (ASC Topic 470-20), which decreased the reported loss from continuing operations for the quarter by $11.5 million ($0.06 per share) and increased the reported loss from continuing operations for the nine fiscal months ended September 27, 2008 by $0.8 million ($0.01 per share).

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	Sept. 26, 2009	Sept. 27, 2008	Change
Foreign exchange gain (loss)	$(389)	$4,131	$(4,520)
Interest income	874	2,426	(1,552)
Other	(158)	296	(454)
	$327	$6,853	$(6,526)

	Nine fiscal months ended
	Sept. 26, 2009	Sept. 27, 2008	Change
Foreign exchange gain (loss)	$5,235	$(2,456)	$7,691
Interest income	2,730	10,642	(7,912)
Dividend income	-	92	(92)
Incentive from Chinese government	-	800	(800)
Other	(265)	2,250	(2,515)
	$7,700	$11,328	$(3,628)

Income Taxes

For the nine fiscal months ended September 26, 2009, the Company recorded a negative tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits. For the same reason, the effective tax rate for the quarter ended September 26, 2009 was 71.9%. The effective tax rate for the fiscal quarter and nine fiscal months ended September 27, 2008 was 6.5% and 2.4%, respectively.

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

During the nine fiscal months ended September 26, 2009, the liabilities for unrecognized tax benefits increased by a net $4.0 million, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects, partially offset by decreases for settlements.

Financial Condition, Liquidity, and Capital Resources

A worldwide financial crisis intensified significantly in the latter half of 2008 and continued into 2009. Although Vishay experienced some indicators of a recovery during the third quarter, the financial crisis has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies. We believe that Vishay has adequate financial resources to weather the current recessionary environment, and we remain confident for the long-term prospects for the electronics industry.

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. Vishay has generated cash flows from operations in excess of $200 million in each of the past 7 years, and cash flows from operations in excess of $100 million in each of the past 14 years. A portion of the cash flows from operations was generated by the measurements and foil resistors businesses which we intend to spin-off.

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

We continued to generate strong cash flows from operations and free cash during the third quarter and nine fiscal months ended September 26, 2009 despite the challenging economic environment. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash during the current downturn.

The following table summarizes the components of net debt at September 26, 2009 and December 31, 2008 (in thousands):

	September 26,	December 31,
	2009	2008
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	100,000	112,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	16,938	2,305
Total debt	348,808	346,675

Cash and cash equivalents	507,882	324,164

Net debt	$(159,074)	$22,511

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

Substantially all of the September 26, 2009 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of September 26, 2009 continued to be strong, with a current ratio (current assets to current liabilities) of 3.3 to 1, as compared to a ratio of 2.9 to 1 at December 31, 2008. This increase is primarily due to changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.23 to 1 at September 26, 2009, as compared to 0.22 to 1 as of December 31, 2008. The increase in this ratio is primarily due to a decrease in net equity attributable to losses.

Cash flows provided by continuing operating activities were $178.6 million for the nine fiscal months ended September 26, 2009, as compared to cash flows provided by continuing operating activities of $192.1 million for the comparable prior year period. This decrease is principally due to less favorable operating results (adjusted for noncash expenses and charges) in the nine fiscal months ended September 26, 2009 compared to the prior year period, partially offset by favorable changes in net working capital during the 2009 period.

Cash used by discontinued operating activities of $3.2 million reflect payments to settle certain outstanding disputes with the buyer of the ASBU business during the nine fiscal months ended September 26, 2009. The expenses associated with these cash payments were accrued in the fourth quarter of 2008. Cash used by discontinued operating activities of $10.4 million for the nine fiscal months ended September 27, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued operating activities for the nine fiscal months ended September 27, 2008 reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems.

Cash paid for property and equipment for the nine fiscal months ended September 26, 2009 was $26.3 million, as compared to $99.1 million for the nine fiscal months ended September 27, 2008. Our total capital expenditures are projected to be significantly lower in 2009 as a result of the economic uncertainty. We estimate that 2009 capital expenditures will be approximately $55 million. This reduced level of annual capital spending is temporary and not sustainable.

Cash provided by investing activities for the nine fiscal months ended September 26, 2009 includes a net cash inflow of $28.2 million, representing a partial refund of purchase price, net of related expenses, subsequent to entering a settlement agreement with International Rectifier Corporation. This settlement agreement is more fully described in Note 2 to our consolidated condensed financial statements.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At September 26, 2009, the term loan balance was $100 million, and $125 million was outstanding under the revolving credit facility. We will be required to amend the credit facility to complete the proposed spin-off of our measurements and foil resistors businesses.

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

The financial maintenance covenants include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since December 31, 2006; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charges coverage ratio (“FCCR”) of not less than 2.50 to 1; and a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is prescribed in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

The July 31, 2009 amendment to the credit facility, which modified the FCCR covenant to require a minimum FCCR of 1.75 to 1 for the current fiscal quarter and the continuation of the minimum FCCR of 2.50 to 1 for successive fiscal quarters, would have required us to pay additional fees if we were not in compliance with the FCCR covenant.

We were in compliance with all covenants at September 26, 2009. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,227 million, which is $160 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 1.69 to 1, 3.38 to 1, and 1.19 to 1, respectively.

We expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Borrowings under the credit facility are secured by accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of Vishay and subsidiaries located in the United States, accounts receivable of a German subsidiary, certain intercompany loans owed to a significant German subsidiary and pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the credit facility. Certain of our subsidiaries are permitted to borrow up to a limit of $125 million under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

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

Economic Outlook and Impact on Operations and Future Financial Results

The on-going worldwide recession has had and could continue to have direct and indirect impacts on our business operations and the amounts reported in our consolidated financial statements. Many of these impacts are related to inherent risks of our business, as more fully described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K. Specifically, these impacts could include, but are not limited to, the following:

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

Debt Covenants

Our credit facility requires us to comply with covenants, including the maintenance of specific financial measures and ratios. We were in compliance with all covenants at September 26, 2009, and we expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility (including the term loan) could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Access to Capital Markets

In the United States, we presently have a revolving credit facility with approximately $125 million of unused borrowing capacity at September 26, 2009. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If Vishay were to require additional capital, either to sustain normal operations, fund debt maturities, repay the credit facility in the event of default, or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

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

Acquisitions

Our growth strategy historically has included expansion through acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. In response to the uncertain economic conditions, we did not actively pursue acquisitions during the first nine months of the year. The failure to pursue acquisitions could impede our future growth.

Due to improving economic conditions, our strong cash position, and our ability to generate free cash, we are returning to our strategy of exploring synergistic acquisition opportunities.

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

Research and Development

Our regular R&D programs are continuing and we will continue to roll out the new products that the market demands. Some of our R&D activities, however, have very long-term goals. To reduce costs, we have deferred certain of these long-term projects. The deferral of some of these long-term projects could impede our development of new products.

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

Except as described above, there were no material changes to these commitments during the nine fiscal months ended September 26, 2009.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly the current recessionary environment and the pace of economic recovery; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Second Amendment to Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 31, 2009.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

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

Date: November 3, 2009