Form 10-K
period 2009-12-31
VISHAY INTERTECHNOLOGY INC
filed 2010-02-26
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☒	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($6.83 on June 27, 2009), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,176,000,000. There is no non-voting stock outstanding.

As of February 25, 2010, registrant had 172,288,582 shares of its common stock and 14,352,839 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2009

This page intentionally left blank.

PART I

Item 1. BUSINESS

General

Vishay Intertechnology, Inc. (“Vishay,” the “Company, “we,” “us,” or “our”) is a leading international manufacturer and supplier of semiconductors and passive electronic components. Semiconductors include rectifiers; diodes; transistors; integrated circuits (“ICs”) such as power ICs, and analog switches; modules that contain several different types of semiconductors in a single package; and optoelectronic products such as infrared (“IR”) emitters and detectors, IR receiver modules, optocouplers, optical sensors, light-emitting diodes (“LEDs”), and IR data transceiver modules. Passive electronic components include resistive products, capacitors, inductors, strain gages, load cells / transducers, and stress analysis instruments, weigh modules, and systems. Discrete semiconductors and passive electronic components are essential elements of virtually every type of electronic circuit. They support the microprocessor chips and other ICs that coordinate and control the functions of electronic devices and equipment. We offer our customers “one-stop shop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

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

On October 27, 2009, we announced our intention to spin-off, in a tax free stock dividend to our stockholders, our measurements and foil resistor businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. (“Vishay Precision Group” or “VPG”.) Vishay Precision Group is a leading designer, manufacturer and marketer of sensors/components (strain gages, ultra-precision foil resistors and current sensors) and process control modules (load cell/transducers, instruments, weigh modules, and systems).

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

1. expanding within the electronic components industry, primarily through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise;

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

5. using our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products; and

6. strengthening our relationships with customers and strategic partners by providing broader product lines and superior service.

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

During 2002, we made several acquisitions as part of our Measurements Group’s strategy of vertical market integration, including the Sensortronics, Tedea-Huntleigh, BLH, Nobel, and Celtron businesses. In 2005, we acquired SI Technologies; in 2007, we acquired the on-board weighing systems business of PM Group; and in 2008, we acquired our partner’s 51% interest in a transducer joint venture in India. As a result of these acquisitions, the product portfolio of our Measurements Group has been greatly expanded and now includes apart from resistance strain gages (in which Vishay is the worldwide leader), transducers (the metallic structures to which strain gages are cemented), electronic instruments that measure and control output of the transducers, and complete systems for process control and on-board weighing applications. On October 27, 2009, Vishay announced that it intends to spinoff its measurements and foil resistors businesses.

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
  chip fuses,
  discrete resistors,
  variable resistors (attenuators, dials, motion transducers, potentiometers, rheostats, trimmers),

  foil resistors*,
  resistor networks and arrays,
  thermistors,
  varistors,
  inductors,
  transformers,
  tantalum capacitors,
  ceramic capacitors,
  film capacitors,
  power capacitors,
  heavy-current capacitors,
  aluminum capacitors,
  displays (IR touch panel, LCD, plasma),
  connectors,
  PhotoStress® products*,
  strain gages*,
  load cells / transducers*,
  weighing systems*, and
  instruments, weigh modules, and systems for process control*.

* Indicates products within Vishay Precision Group that we intend to spin-off.

We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products by customers in all relevant market segments. We also promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay. Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications. The spin-off of Vishay Precision Group, if completed, will remove from our portfolio the products of our foil resistor and measurements businesses, but our core product line will remain one of the broadest lines of discrete electronic components of any manufacturer.

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

We also include in the category of semiconductors our lines of optoelectronic components, in particular infrared components, manufactured and marketed by our subsidiary Vishay Semiconductor GmbH.

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

Vishay’s range of transistor products includes low-voltage TrenchFET® metal-oxide-semiconductor field-effect transistors (“MOSFETs”), high-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, and junction field-effect transistors (“JFETs”). MOSFETs function as solid-state switches to control power in mobile phones, notebook computers, and other end products. Vishay’s innovative TrenchFET power MOSFET technology extends battery life and prevents components from overheating. Vishay has a tradition of innovation in MOSFET packaging and performance, the latest of which is PolarPAK®, which uses double-side cooling to create a more efficient, faster switching MOSFET. Vishay RF transistors, which amplify analog or digital signals, are designed for use in radios, televisions, mobile phones, and other end products.

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

We manufacture virtually all types of fixed resistors, both in discrete and network forms, as well as many variable types. These resistors are produced for virtually every segment of the resistive product market, from resistors used in the highest quality precision instruments for which the performance of the resistor is the most important requirement, to low-cost resistors for which price is a primary factor.

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

Measurements Group

Vishay Measurements Group is a leading manufacturer of products for precision measurement of mechanical strains. The Measurement Group portfolio of products includes resistance strain gages (in which Vishay is the worldwide leader), load cells / transducers (a combination of strain gages and metallic structures to which they are bonded), electronic instruments that measure and control output of load cells / transducers, modules (a combination of load cells / transducers, instrumentation and software), and complete systems for process and force measurement control and on-board weighing.

Vishay Measurements Group develops, manufactures, and markets components, instruments, weigh modules, and systems for a wide variety of test and measurement applications. Vishay strain gage products include electrical resistance strain gages for both stress analysis testing and transducer manufacturing applications, as well as strain gage instrumentation. Vishay PhotoStress® coatings and instruments use a unique optical process to detect stress and other physical forces. We also manufacture, install, and service systems for weighing and force measurement and control. These include systems with transducers and instruments to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems that are installed in logging and waste-handling trucks; and special scale systems for aircraft weighing and portable truck weighing.

On October 27, 2009, we announced that we intend to spin-off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

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
  coated tantalum chip capacitors,
  thin film chip resistors,
  thin film networks,
  certain diodes and transistor products,
  power MOSFETs,
wirewound chip resistors, Power Metal Strip® resistors, Bulk Metal® foil resistors*, current sensing chips, chip inductors, NTC chip thermistors, and strain gages*.

*Indicates products within Vishay Precision Group that we intend to spin-off.

We also provide a number of component packaging styles to facilitate automated product assembly by our customers.

Military Qualifications

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center (“DESC”), and under certain European military specifications. DESC qualification levels are based in part upon the rate of failure of products. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to the DESC. If the product fails to meet the requirements for the applicable classification level, the product’s classification may be reduced to a lower level. During the time that the DESC classification level is reduced for a product with military application, net revenues and earnings attributable to that product may be adversely affected.

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To maximize production efficiencies, we seek whenever practicable to establish manufacturing facilities in countries, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and also benefit from various government incentives, including grants and tax relief.

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

The majority of our manufacturing operations have received ISO 9001 approval and others are actively pursuing such approval. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

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

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We acquire tantalum raw material from all of them under short-term commitments.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth fiscal quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth fiscal quarter of 2008. Metals prices generally increased throughout 2009.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s grant and tax incentive programs. These programs have contributed substantially, predominantly in previous years, to our growth and profitability. For the year ended December 31, 2009, net revenues from products manufactured in Israel accounted for 20% of our net revenues.

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

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have not experienced any material interruption in our Israeli operations during our 39 years of operations there, in spite of several Middle East crises, including wars.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components and monitor the backlog of outstanding orders for our products.

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

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. During 2009, approximately 47% of our sales were to OEMs, approximately 9% of our sales were to EMS companies, and approximately 44% of our sales were to distributors.

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

Our sales organizations are regionally based. While our sales and support procedures are typically similar across all regions, we remain flexible in our ability to offer programs tailored to our customers’ specific support requirements in each local area. The aim of our sales organizations is supporting our customers across all product lines, developing new design wins, negotiating pricing and contracts, and providing general commercial support as would normally be expected of a large multi-national sales force.

We have an established Strategic Global Account program, which provides each of our top customers with a dedicated Strategic Global Account Manager. Our Strategic Global Account Managers are typically highly experienced salesmen or saleswomen who are capable of providing key customers with the coordination and management visibility required in a complex multi-product business relationship. They typically coordinate the sales, pricing, contract, logistic, quality, and other aspects of the customer’s business requirements. The Strategic Global Account Manager normally is the focal point of communication between Vishay and our main customers. We maintain a similar program for our strategic distributors as well.

We also seek to meet the needs of our customers for technical and applications support. Our Business Development group maintains teams of dedicated Field Application Engineers (“FAEs”) in the field for the exclusive support of our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers specify a Vishay component in their products – this program offers our customers enhanced access to all Vishay technologies while at the same time increasing design wins, and ultimately sales, for us. Most importantly, the process is closely monitored via a proprietary database developed by our Business Development group. Our database captures very specific design activity and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been quite stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 60% of our total net revenues. No single customer comprises more than 10% of our total net revenues.

During 2009, approximately 25% of our net revenues were attributable to customers in the Americas, approximately 37% were attributable to customers in Europe, and approximately 38% were attributable to customers in Asia. During 2009, the share of net revenues by end-use market was as follows: Industrial, 38%; Computer, 17%; Automotive, 15%; Consumer Products, 10%; Telecommunications, 13%; Military and Aerospace, 5%; Medical, 2%.

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
  Resistors and Inductors: KOA, Rohm, Yageo.
  Capacitors: AVX, KEMET, Murata, TDK, Yageo.
  Measurements Group: various niche competitors.
There are many other companies that produce products in the markets in which we compete.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, business reputation, and price competitiveness. Our sales and marketing programs aim to compete by offering our customers a broad range of world-class technologies and products, superior global sales and distribution support, and a secure and multi-location source of product supply.

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

We also maintain research and development staffs and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages product development at individual manufacturing facilities that occasionally has applications at other facilities. Our research and development efforts over the past few years have been largely focused on our Semiconductors segment, principally for the development of new power products and power ICs. We also have research and development programs that should enhance our efforts in vertical integration of certain of our product lines, combining Vishay components in packages. Examples of these packages include combinations of our sensors and our radio frequency technology to create wireless transducers, wireless precision potentiometers, and other new products.

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

We are involved in environmental remediation programs at various sites currently or formerly owned by us and our subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at four Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, five currently operating non-U.S. facilities, six formerly owned U.S. sites, and four U.S. Superfund sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. See Item 3, “Legal Proceedings.”

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

Employees

As of December 31, 2009, we employed approximately 22,300 full time employees, of whom approximately 89% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one small U.S. facility are represented by a union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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
  Strategic Affairs Committee Charter
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

Factors relating to our business generally

Our business is cyclical and the periods of decline we experienced in the recent past may resume and may become more pronounced.

The electronic component and semiconductor industries are highly cyclical and experience periods of decline from time to time. We and others in the electronic component and semiconductor industries have experienced these conditions in the recent past and cannot predict when we may experience such downturns in the future. While we believe that a recovery from the recent global downturn is underway, there is no assurance that the recovery will continue at its current pace or at all, or that the conditions that contributed to the recent recessionary environment have in fact abated. A decline in product demand on a global basis could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end-use markets for our products. Changes in the demand mix, needed technologies, and these end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. A slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each year since 2001 and expect to incur additional restructuring costs in 2010.

As a result of our restructuring activities initiated during the global economic recession, which began in the latter half of 2008 and continued into 2009, we may have difficulty expanding our manufacturing to satisfy demand when the economy rebounds, due to factors such as delays in procurement of manufacturing equipment and shortages of skilled personnel during an economic recovery. Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. In response to the uncertain economic conditions, we did not actively pursue acquisitions during the first nine months of the year. This failure to pursue acquisitions could impede our growth. Due to improving economic conditions, our strong liquidity and cash position, and our ability to generate free cash in every quarter of 2009, we returned to our strategy of exploring synergistic acquisition opportunities in the fourth fiscal quarter of 2009, but we may be unable to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value, and prospects could all be materially adversely affected.

Significant fluctuations in interest rates could adversely affect our results of operations and financial position.

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility and our exchangeable unsecured notes due 2102 bear interest at variable rates based on LIBOR. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash balances, which are currently greater than our debt balances. However, there can be no assurance that the interest rate earned on cash balances will move in tandem with the interest rate paid on our variable rate debt.

We may not be able to access capital markets to obtain financing

In the United States, we presently have a revolving credit facility with approximately $117 million of unused borrowing capacity at December 31, 2009. We also have other committed and uncommitted lines of credit available on a short-term basis in various countries around the world. In light of the current economic environment, credit markets are functioning differently than in the past, with key interest rate spreads increasing substantially, and banks tightening lending standards. If we were to require additional capital, either to sustain normal operations, fund debt maturities, repay the credit facility in the event of default, or to pursue a strategic acquisition, we may be unable to obtain financing on terms which we consider acceptable, if at all.

We may need to renegotiate the terms of our credit facility to complete the intended spin-off of the Vishay Precision Group. The terms of our renegotiated credit facility may be less favorable than the current terms of our credit facility.

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

In addition to our own research and development initiatives, we periodically invest in technology start-up enterprises, in which we may acquire a controlling or noncontrolling interest but whose technology would be available to be commercialized by us. There are numerous risks in investments of this nature including the limited operating history of such start-up entities, their need for capital, and their limited or absence of production experience, as well as the risk that their technologies may prove ineffective or fail to gain acceptance in the marketplace. Certain of our historical investments in start-up companies have not succeeded, and there can be no assurance that our current and future investments in start-up enterprises will prove successful.

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

Litigation regarding patent and other intellectual property rights is prevalent in the electronic components industry, particularly the discrete semiconductor sector. We have on occasion been notified that we may be infringing on patent and other intellectual property rights of others. In addition, customers purchasing components from us have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others. Further, we have observed that in the current business environment, electronic component and semiconductor companies have become more aggressive in asserting and defending patent claims against competitors. We will continue to vigorously defend our intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing. Although licenses are generally offered in such situations and we have successfully resolved these situations in the past, there can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement, or that we will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have a material adverse effect on our business and operating results.

Our results are sensitive to raw material availability, quality, and cost.

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings.

From time to time there have been short-term market shortages of raw materials. While these shortages have not historically adversely affected our ability to increase production of products containing these materials, they have historically resulted in higher raw material costs for us. We cannot assure you that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products. Also, to assure availability of raw materials in times of shortage, we may enter into long-term supply contracts for these materials, which may prove costly, unnecessary, and burdensome when the shortage abates.

Our backlog is subject to customer cancellation.

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when backlog is particularly long. They often cancel orders when business is weak and inventories are excessive, a situation that we experienced during the global economic recession. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase our costs.

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, we often unavoidably inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

Our products may experience a reduction in product classification levels under various military specifications.

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center and under certain European military specifications. These products are assigned certain classification levels. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to governmental agencies. If any of our products fails to meet the requirements of the applicable classification level, that product’s classification may be reduced to a lower level. A decrease in the classification level for any of our products with a military application could have an adverse impact on the net revenues and earnings attributable to that product.

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

We have increased our operations in Israel over the past several years. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have had the general effect of increasing our net earnings. Also, we have benefited from employment incentive grants made by the Israeli government. There can also be no assurance that in the future the Israeli government will continue to offer new grant and tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to benefit from them. Any significant increase in the Israeli tax rates or reduction or elimination of the Israeli grant programs that have benefited us could have an adverse impact on our results of operations.

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

We have operations outside the United States, and approximately 75% of our revenues during 2009 were derived from sales to customers outside the United States. Some of our products are produced in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Our business has been in operation in Israel for 39 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2009, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This is particularly the case for products produced in Israel, the Czech Republic, and China.

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

Vishay has two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 45% of the voting power of Vishay. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer of Vishay, has sole or shared voting power over substantially all of the outstanding Class B common stock. As a result, the holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of other stockholders of Vishay.

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

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and the financial condition of Vishay at the time, would require the issuance of substantial additional amounts of our common stock. If such opportunities were to arise, our Board of Directors would need to consider the potentially dilutive effect on the interests and voting power of our existing stockholders. In particular, our Board of Directors believes that it is in our best interest to ensure the continued vision and influence of our founder, Dr. Felix Zandman, over our corporate affairs. Dr. Zandman currently has effective voting control over Vishay through our Class B common stock, by direct ownership, family trusts, and a voting trust agreement, such that he has approximately 45% of our outstanding voting power. The reluctance to issue additional shares could impede our future growth.

Factors related to the intended spin-off of the Vishay Precision Group

We may not be able to complete the intended spin-off of the Vishay Precision Group.

On October 27, 2009, we announced that we intend to spin-off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. Our board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off in the second quarter of 2010. The spin-off will be subject to a number of conditions, including, among other things: favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the SEC and other customary conditions. If we are unable to satisfy any of the conditions or favorable market conditions are not present, we may not be able to complete the intended spin-off. If we are unable to complete the intended spin-off, we will have incurred unnecessary costs that have resulted in no value to us or our stockholders.

Completion of the intended spin-off of the Vishay Precision Group may not result in the intended increase in stockholder value.

Our board and management team, after consultation with independent financial and legal advisors, believe that the spin-off of the Vishay Precision Group as currently planned maximizes stockholder value. There can be no assurance, however, that the combined trading prices of our common stock and the common stock of Vishay Precision Group will equal or exceed what the trading price of our common stock would have been in the absence of a spin-off, either immediately following the spin-off or in the longer term. The combined price of the common stock of the two companies following the spin-off could be lower than anticipated for a variety of reasons, including, among others, the inability of Vishay Precision Group to compete effectively as an independent company, realignment of the stockholder population of Vishay Precision Group in the period following the spin-off, and changes in market perception of the prospects of Vishay and Vishay Precision Group as a consequence of the spinoff.

Vishay Precision Group will be using the Vishay name under license from us, which could result in product and market confusion.

If the spin-off is completed, Vishay Precision Group will have a worldwide, perpetual and royalty-free license from us to use the “Vishay” mark as part of its corporate name and in connection with the manufacture, sale, and marketing of the products and services that comprise its measurements and foil resistors businesses. The license of the Vishay name to Vishay Precision Group is important because we anticipate that the success of Vishay Precision Group will depend in no small measure on the reputation of the Vishay brand for these products and services built over many years. Nonetheless, there exists the risk that the use by Vishay Precision Group could cause confusion in the marketplace over the products of the two companies, and that any negative publicity associated with a product or service of Vishay Precision Group following the spin-off could be mistakenly attributed to our company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 61 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Owned Locations	Business Segment	Space (Square Feet)
United States
Santa Clara, CA	Semiconductors	227,000
Columbus, NE	Passive Components	158,000
Monroe, CT	Passive Components	110,000
Wendell, NC*	Passive Components	106,000
Grafton, WI	Passive Components	102,000
Yankton, SD	Passive Components	58,000
Warwick, RI	Passive Components	55,000
Bennington, VT	Passive Components	54,000
Niagara Falls, NY	Passive Components	38,000

Non-U.S.
Israel (5 locations)*	Passive Components	1,143,000
People’s Republic of China (3 locations)*	Semiconductors and Passive Components	704,000
Germany (4 locations)	Semiconductors and Passive Components	539,000
Czech Republic (4 locations)	Passive Components	499,000
Malaysia	Semiconductors	480,000
Republic of China (Taiwan) (2 locations)*	Semiconductors and Passive Components	418,000
India	Passive Components	296,000
France (3 locations)*	Passive Components	291,000
Netherlands	Passive Components	283,000
Portugal	Passive Components	167,000
Austria	Semiconductors	153,000
Philippines	Passive Components	150,000
Italy	Semiconductors	127,000
Hungary	Semiconductors	116,000
United Kingdom (2 locations)*	Passive Components	97,000
Mexico	Passive Components	57,000
Japan*	Passive Components	45,000
Costa Rica*	Passive Components	4,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Leased Locations	Business Segment	Space (Square Feet)
United States
City of Industry and Ontario, CA*	Passive Components	124,000
Westbury, NY	Semiconductors	17,000

Non-U.S.
People’s Republic of China (5 locations)*	Semiconductors and Passive Components	989,000
Austria	Passive Components	130,000
Mexico	Passive Components	128,000
India (2 locations)*	Semiconductors and Passive Components	69,000
Israel	Passive Components	24,000
Germany (3 locations)*	Semiconductors and Passive Components	32,000
Sweden*	Passive Components	30,000
Czech Republic	Passive Components	13,000
Republic of China (Taiwan)*	Passive Components	8,000
____________________

*	Includes a location that is included in the intended spin-off. Details of the locations are as follows:

Approx. Available
Owned Locations	Space (Square Feet)
Holon, Israel	118,000
Wendell, North Carolina U.S.A.	106,000
Carmiel, Israel	90,000
Bradford, United Kingdom	86,000
Akita, Japan	45,000
Chartres, France	11,000
Basingstoke, United Kingdom	11,000
Alajuela, Costa Rica	4,000

Approx. Available
Leased Locations	Space (Square Feet)
City of Industry, California U.S.A.	78,000
Beijing, People’s Republic of China	46,000
Chennai, India	35,000
Degerfors, Sweden	30,000
Netanya, Israel	24,000
Tianjin, People’s Republic of China	17,000
Taipei, Republic of China (Taiwan)	8,000
Teltow, Germany	5,000

Item 3. LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Intellectual Property Matters

We are engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In addition, we have observed that in the current business environment, electronic component and semiconductor companies have become more aggressive in asserting and defending patent claims against competitors. We will continue to vigorously defend our intellectual property rights, and we may become party to disputes regarding patent licensing and cross patent licensing. An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on our business and operating results.

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

Siliconix Stockholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed in the Superior Court of California on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Executive Chairman and Chief Technical and Business Development Officer of Vishay, and as a nominal defendant, Siliconix. The suit made various claims against Vishay and the other defendants for actions allegedly taken in respect of Siliconix during the period when Vishay owned an 80.4% interest in Siliconix. The action, which we refer to as the Proctor litigation on account of the lead plaintiff, sought injunctive relief and unspecified damages.

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

The plaintiffs in the Proctor litigation filed an amended complaint in the Superior Court of California in November 2005. In June 2006, the Delaware Court of Chancery issued a permanent injunction restraining the Proctor plaintiffs from prosecuting the Proctor action. An appeal of the injunction order brought by a former stockholder of Siliconix was dismissed by the Delaware Supreme Court in January 2007.

Also in June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court there. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The Proctor plaintiffs thereafter filed a Notice of Appeal to the Ninth Circuit Court of Appeals. On October 9, 2009, the Court of Appeals issued a decision affirming the dismissal of Proctor’s class action claim and remanded the remaining two claims to state court. Vishay plans to move in state court for summary judgment against the remaining claims.

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries, in addition to involvement as a potentially responsible party (“PRP”) at four Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going at four currently operating U.S. facilities, five currently operating non-U.S. facilities, six formerly owned U.S. sites, and four Superfund sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. See also Note 13 to our consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 26, 2010:

Name	Age	Positions Held
Dr. Felix Zandman*	81	Executive Chairman of the Board, Chief
		Technical and Business Development
		Officer
Dr. Gerald Paul*	61	Chief Executive Officer, President, and
		Director
Marc Zandman*	48	Vice-Chairman of the Board, Chief
		Administration Officer, and President-
		Vishay Israel Ltd.
Dr. Lior E. Yahalomi	51	Executive Vice President and Chief Financial
		Officer
Ziv Shoshani*	43	Executive Vice President-Vishay Precision
		Group, and Director
____________________

*	Member of the Executive Committee of the Board of Directors.

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

Marc Zandman was appointed Chief Administration Officer as of January 1, 2007. Mr. Zandman has been Vice-Chairman of the Board since 2003, a Director of the Company since 2001, and President of Vishay Israel Ltd. since 1998. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. He is expected to serve as non-executive Chairman of the Board of Vishay Precision Group if we complete the intended spin-off. Mr. Zandman has served in various other capacities with the Company since 1984. He is the son of Dr. Felix Zandman, the Company’s Executive Chairman and Chief Technical and Business Development Officer.

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

Ziv Shoshani has been Executive Vice President – Vishay Precision Group since November 1, 2009. He was the Chief Operating Officer of the Company from January 1, 2007 to November 1, 2009. During 2006, he was the Deputy Chief Operating Officer. Mr. Shoshani had served as an Executive Vice President of the Company since 2000 with various areas of responsibility, including Executive Vice President of the Measurements Group Division and Foil Resistors Division. Mr. Shoshani had been employed by Vishay Intertechnology since 1995. Mr. Shoshani is expected to serve as the Chief Executive Officer and President, and will also serve on the Board of Directors of Vishay Precision Group if the intended spin-off is completed. He will also resign his positions with Vishay, including his membership on our board of directors, at that time. Mr. Shoshani is the nephew of Dr. Felix Zandman, the Company’s Executive Chairman and Chief Technical and Business Development Officer.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,500 at February 25, 2010.

	2009
	High	Low
Fourth quarter	$8.66	$6.20
Third quarter	$8.49	$6.08
Second quarter	$7.18	$3.45
First quarter	$3.80	$2.21
	2008
	High	Low
Fourth quarter	$6.85	$3.17
Third quarter	$10.27	$6.32
Second quarter	$10.66	$8.62
First quarter	$11.60	$8.43

At February 25, 2010, we had outstanding 14,352,839 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis. Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Executive Chairman and Chief Technical and Business Development Officer; family trusts controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.* Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2004 and assumes that all dividends were reinvested.

	Years Ended December 31,
	Base Period
Company Name/Index	2004	2005	2006	2007	2008	2009
Vishay Intertechnology, Inc.	100.0	91.61	90.15	75.97	22.77	55.59
S&P 500 Index	100.0	104.91	121.48	128.16	80.74	102.11
S&P MidCap 400 Index	100.0	112.56	124.17	134.08	85.50	117.46
Peer Group*	100.0	96.42	108.21	103.40	42.43	85.26
____________________

*	AVX Corporation, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2009, 2008, 2007, 2006, and 2005. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
				(1)	(1)
	2009 (2)	2008 (3)	2007 (4)	2006 (5)	2005 (6)
Statement of Operations Data:
Net revenues	$2,042,033	$2,822,211	$2,833,266	$2,581,477	$2,296,521
Interest expense	10,321	38,668	51,976	32,215	33,590
Income (loss) from continuing operations
before taxes and noncontrolling interest	(39,715)	(1,672,488)	182,340	191,550	77,772
Income taxes	16,800	11,187	64,133	50,836	11,737
Income (loss) from continuing operations	(56,515)	(1,683,675)	118,207	140,714	66,035
Loss from discontinued operations, net of tax	-	(47,826)	(9,587)	-	-
Net earnings (loss)	(56,515)	(1,731,501)	108,620	140,714	66,035
Noncontrolling interest	673	718	1,180	978	3,761
Net earnings (loss) attributable
to Vishay stockholders	(57,188)	(1,732,219)	107,440	139,736	62,274
Income (loss) from continuing operations
attributable to Vishay stockholders, net of tax	(57,188)	(1,684,393)	117,027	139,736	62,274

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63	$0.76	$0.35
Discontinued operations	$-	$(0.26)	$(0.05)	$-	$-
Net earnings (loss)	$(0.31)	$(9.29)	$0.58	$0.76	$0.35

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63	$0.73	$0.34
Discontinued operations	$-	$(0.26)	$(0.05)	$-	$-
Net earnings (loss)	$(0.31)	$(9.29)	$0.58	$0.73	$0.34

Weighted average shares outstanding – basic	186,605	186,403	185,646	184,400	177,606
Weighted average shares outstanding – diluted	186,605	186,403	192,351	210,316	189,321

Balance Sheet Data:
Total assets	$2,719,546	$2,815,960	$4,995,235	4,691,896	$4,527,591
Long-term debt, less current portion	320,052	333,631	607,237	608,434	751,553
Working capital	1,000,042	866,405	1,145,873	1,192,833	1,136,466
Total Vishay stockholders’ equity	1,516,446	1,544,858	3,356,775	3,080,813	2,855,852
____________________

* May not add due to rounding.

(1)	Does not include an adjustment to reflect the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) (Accounting Standards Codification (“ASC”) Topic 470-20). As described in Note 1 to our consolidated financial statements, effective January 1, 2009, we adopted two accounting standards that required retrospective adoption to previously issued financial statements. We used a financial statement approach when adopting the standards and recorded a cumulative effect adjustment as of the beginning of the periods presented in the audited financial statements (January 1, 2007). Periods prior to January 1, 2007 have not been adjusted to reflect the retrospective adoption of the standard.

(2)	Includes net pretax charges of $96,379,000 for restructuring and severance costs, asset write-downs, and executive compensation charges. These charges were partially offset by a $28,195,000 settlement agreement gain. These items, net of their related tax consequences, had a negative $0.33 effect on earnings per share from continuing operations attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(3)	Includes the results of Vishay Transducers India Limited from June 30, 2008, of Powertron GmbH from July 23, 2008, and of the wet tantalum business of KEMET Corporation from September 15, 2008. Also includes net pretax charges of $1,796,298,000 for impairment of goodwill and indefinite-lived intangible assets, restructuring and severance costs, asset write-downs, terminated tender offer expenses, and losses on adverse purchase commitments, partially offset by a gain on sale of a building. Also includes additional tax expenses for one-time tax items totaling $36,935,000. These items, net of their related tax consequences, had a negative $9.49 effect on earnings per share from continuing operations attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(4)	Includes the results of the Power Control Systems business from April 1, 2007 and PM Group from April 19, 2007. Also includes net pretax charges of $34,325,000 for restructuring and severance costs, asset write-downs, and a contract termination charge. These charges were partially offset by a gain on sale of a building. These items and their related tax consequences, net of additional tax expenses for changes in uncertain tax positions and valuation allowances, had a negative $0.22 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(5)	Includes the results of Phoenix do Brasil from July 31, 2006. Also includes net charges of $71,532,000 for restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, losses on adjustments to purchase commitments, a loss on extinguishment of debt, charges to increase environmental liabilities assumed from the 2001 General Semiconductor acquisition, and charges to resolve past quality claims. These items and their related tax consequences had a negative $0.26 effect on earnings per share attributable to Vishay stockholders.

(6)	Includes the results of SI Technologies from April 28, 2005, of Alpha Electronics K.K. from November 30, 2005, and reflects the acquisition of the minority interest in Siliconix in May 2005 and the assets of CyOptics Israel in October 2005. Also includes net charges of $51,550,000 for restructuring and severance costs, asset write-downs, and write-offs of purchased in-process research and development. These charges were partially offset by a gain on a sale of land and gains on adjustments to purchase commitments. In addition, tax expense includes an $8,977,000 benefit, primarily due to favorable foreign tax rulings. These items and their related tax consequences had a negative $0.17 effect on earnings per share attributable to Vishay stockholders.

Management believes that stating the impact on net earnings of items such as goodwill and indefinite-lived intangible asset impairment charges, restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, gains or losses on purchase commitments, contract termination charges, gains on insurance proceeds, charges for in-process research and development, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, inductors, strain gages, load cells / transducers, stress analysis instrumentation, weigh modules, and systems. Discrete semiconductors and passive electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, military/aerospace, and medical industries.

We operate in two product segments, Semiconductors and Passive Components. Semiconductors segment products include transistors, diodes, rectifiers, certain types of integrated circuits, and optoelectronic products. Passive Components segment products include resistors, capacitors, and inductors. We include in the Passive Components segment our Measurements Group, which manufactures and markets strain gages, load cells / transducers, stress analysis instrumentation, weighing modules, and systems whose core components are resistors that are sensitive to various types of mechanical stress. On October 27, 2009, we announced that we intend to spin-off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

As described in Note 1 to our consolidated financial statements, effective January 1, 2009, we adopted two accounting standards that require retrospective adjustment to previously issued financial statements. The results of operations for the years ended December 31, 2008 and December 31, 2007 have been recast to include the retrospective effects of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) (Accounting Standards Codification (“ASC”) Topic 470-20). We have published unaudited selected financial data reflecting the retrospective adoption of these accounting standards, which was filed with the U.S. Securities and Exchange Commission as Exhibit 99 to our current report on Form 8-K dated April 13, 2009. The retrospective application of this guidance increased the reported loss from continuing operations attributable to Vishay stockholders by $0.8 million, or $0.00 per share, for the year ended December 31, 2008 and decreased the reported income from continuing operations attributable to Vishay stockholders by $23.3 million, or $0.11 per share, for the year ended December 31, 2007.

Net revenues for the year ended December 31, 2009 were $2.042 billion, compared to net revenues of $2.822 billion and $2.833 billion for the years ended December 31, 2008 and 2007, respectively.

The net loss attributable to Vishay stockholders for the years ended December 31, 2009, 2008, and 2007 include various items affecting comparability as listed in the reconciliation schedule below. The schedule below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands):

	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
GAAP net earnings (loss) attributable to Vishay stockholders	$(57,188)	$(1,732,219)	$107,440

Reconciling items affecting gross margin:
Loss on purchase commitment	$-	$6,024	$-

Reconciling items affecting operating margin:
Restructuring and severance costs	$37,874	$62,537	$14,681
Asset write-downs	681	5,073	3,869
Impairment of goodwill and indefinite-lived intangibles	-	1,723,174	-
Terminated tender offer expenses	-	4,000	-
Settlement agreement gain	(28,195)	-	-
Executive employment agreement charge	57,824	-	-
Gain on sale of building	-	(4,510)	(3,118)
Contract termination charge	-	-	18,893

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$(7,737)	$(26,341)	$7,999

Loss from discontinued operations	-	47,826	9,587

Adjusted net earnings	$3,259	$85,564	$159,351

Adjusted weighted average diluted shares outstanding	186,778	192,754	192,352

Adjusted earnings per diluted share *	$0.02	$0.45	$0.85
____________________

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

On April 7, 2008, we sold the automotive modules and subsystems business unit (“ASBU”) acquired on April 1, 2007 as part of the acquisition of the PCS business of International Rectifier. The operations of ASBU have been classified as discontinued operations for the entire period of ownership. Including the loss from discontinued operations, the net loss attributable to Vishay stockholders for the year ended December 31, 2008 was $1,732.2 million.

Our results for years ended December 31, 2009 and 2008 were substantially impacted by the global economic recession. Due to our quick reaction to the recession, we have mitigated the loss of sales volume that we experienced through significant reductions of fixed costs and inventories, we have continued to generate positive cash flows from operations, and following several quarters of experiencing losses we began to recover from the global economic recession and once again showed positive net earnings beginning in the third fiscal quarter of 2009.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each fiscal quarter-end balance) for this same period. The inventory balance used for computation of this ratio includes tantalum inventories in excess of a one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements. A higher level of inventory turnover reflects more efficient use of our capital.

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical for the Semiconductors industry. We attempt to offset this deterioration with ongoing cost reduction activities and new product introductions. Our specialty Passive Components are more resistant to average selling price erosion.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2008 and through the fourth fiscal quarter of 2009 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2008	2009	2009	2009	2009
Net revenues	$575,442	$449,511	$460,258	$525,304	$606,960

Gross profit margin*	14.8%	15.1%	17.1%	19.9%	22.6%

End-of-period backlog	$459,700	$400,400	$432,800	$502,200	$630,100

Book-to-bill ratio	0.74	0.89	1.06	1.11	1.22

Inventory turnover	3.40	2.84	3.02	3.53	4.12

Change in ASP vs. prior quarter	0.0%	-1.0%	-1.1%	-0.8%	-0.1%
____________________

* Gross profit margin for the fourth fiscal quarter of 2008 includes losses on adverse purchase commitments of $6.0 million.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

The recovery of our business continued in the fourth fiscal quarter of 2009. Net revenues for the fourth fiscal quarter increased more than expected on a sequential basis due to a dramatic increase in demand for electronic components across all geographies, markets, and sales channels in the quarter. Gross margins also increased sequentially due to increased volume and the benefits of our past restructuring and other cost cutting initiatives.

The book-to-bill ratio continued to improve in the fourth fiscal quarter. Due to exceptionally strong orders from distributors, the book-to-bill ratio improved to 1.22 from 1.11 in the third fiscal quarter of 2009. The book-to-bill ratio for distributors and original equipment manufacturers (“OEM”) were 1.37 and 1.06, respectively, versus ratios of 1.17 and 1.06, respectively, during the third fiscal quarter of 2009.

Average selling prices remained relatively consistent versus the third fiscal quarter and have declined at a continually slower pace versus the previous year. We expect less pronounced pricing pressure in 2010.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2008 through the fourth fiscal quarter of 2009 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2008	2009	2009	2009	2009
Semiconductors
Net revenues	$272,669	$198,995	$227,347	$276,745	$301,839

Book-to-bill ratio	0.59	0.96	1.14	1.13	1.32

Gross profit margin(1)	11.5%	6.6%	14.4%	16.5%	18.0%

Passive Components
Net revenues	$302,773	$250,516	$232,911	$248,559	$305,121

Book-to-bill ratio	0.88	0.84	0.97	1.09	1.12

Gross profit margin(2)	17.8%	21.9%	19.7%	23.6%	27.1%
____________________

(1) Gross profit margin for the Semiconductors segment for the fourth fiscal quarter of 2008 includes losses on adverse purchase commitments of $3.7 million.

(2) Gross profit margin for the Passive Components segment for the fourth fiscal quarter of 2008 includes losses on adverse purchase commitments of $2.3 million.

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

Due to deteriorating economic conditions that began in the fourth quarter of 2008, we did not actively pursue acquisitions in the fourth fiscal quarter of 2008 and continuing into the third fiscal quarter of 2009. Due to improving economic conditions, our strong liquidity and cash position, and our ability to generate free cash in every quarter of 2009, we returned to our strategy of exploring synergistic acquisition opportunities in the fourth fiscal quarter of 2009, but did not announce or complete any acquisitions in 2009.

We completed three strategic acquisitions in 2008 and two strategic acquisitions in 2007. We also divested certain non-core businesses acquired in these transactions.

2009 Activities

On October 27, 2009, we announced that we intend to spin-off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. The spin-off is expected to take the form of a tax-free stock dividend to Vishay’s stockholders and it is anticipated that holders of Vishay common stock will receive common stock of Vishay Precision Group and holders of Vishay Class B common stock will receive Class B common stock of Vishay Precision Group. We have not yet finalized details of the spin-off.

The product lines which will comprise Vishay Precision Group are included in the Passive Components segment. Revenues for the years ended December 31, 2009, 2008, and 2007 were approximately $172 million, $242 million, and $239 million, respectively. The spin-off would enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, we expect to be a more competitive, pure-play discrete electronic components company.

Our Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur in the second quarter of 2010. The spin-off will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the SEC and other customary conditions.

2008 Activities

During 2008, we made three acquisitions. On June 30, 2008, we acquired our partner’s 51% interest in a transducer manufacturing joint venture in India for approximately $9.6 million. On July 23, 2008, we acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. On September 15, 2008, we acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. Terms of the secured loan of $15 million to KEMET from Vishay include a three-year non-amortizing maturity, an interest rate of LIBOR plus four percent, and security consisting of accounts receivable.

As further described in Note 2 to our consolidated financial statements, during 2008, we made an unsolicited offer to acquire all outstanding shares of International Rectifier Corporation (“International Rectifier”). This tender offer was terminated on October 13, 2008. We incurred $4 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the consolidated statements of operations. As described below, in April 2007, we acquired the PCS business of International Rectifier. On April 7, 2008, we sold the automotive modules and subsystems business unit (“ASBU”) we had acquired as part of the acquisition of the PCS business. During the first fiscal quarter of 2008, we recorded an impairment charge of $32.3 million to reduce the carrying value of the net assets of ASBU to the selling price. We recorded an additional after tax loss of $5.7 million during the fourth fiscal quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer.

2007 Activities

On April 1, 2007, we acquired the PCS business of International Rectifier for approximately $285.6 million in cash, net of cash acquired. The acquired product lines, which complemented our existing product portfolio, consist of planar high-voltage MOSFETs, Schottky diodes, diode rectifiers, fast-recovery diodes, high-power diodes and thyristors, power modules (a combination of power diodes, thyristors, MOSFETs, and IGBTs), and automotive modules and subsystems. As further described above, we sold the automotive modules and subsystems business unit on April 7, 2008.

On June 25, 2009, Vishay and International Rectifier entered into a settlement agreement with respect to the acquisition.

Under the settlement, International Rectifier refunded $30.0 million of the purchase price associated with the acquisition, and we released International Rectifier from claims relating to certain outstanding disputes regarding the acquisition.

In addition, Vishay and International Rectifier clarified and revised the covenant-not-to-compete associated with the acquisition to permit International Rectifier to, under certain conditions, develop, design, manufacture and sell certain additional products that incorporate technologies sold or licensed to us in the acquisition. As part of the settlement, we will continue as a supplier of certain products to International Rectifier and will receive a license to certain additional technology developed in the future by International Rectifier.

As part of the goodwill impairment charges recorded during 2008 (see Note 3), all goodwill associated with the PCS business was written off. We recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 74.6% at the end of 2009, 74.6% at the end of 2008, 74.0% at the end of 2007, and 57% when this program began in 2001. Our long-term target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we approach, and then maintain, this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

These production transfers and other long-term cost cutting measures require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Between 2001 and 2009, we recorded, in the consolidated statements of operations, restructuring and severance costs totaling $323 million and related asset write-downs totaling $87 million in order to reduce our cost structure going forward. We have realized, and expect to continue to realize, significant annual net cost savings associated with these restructuring activities.

A primary tenet of our business strategy is the expansion within the electronic components industry through acquisitions. In addition to the objectives of broadening our product portfolio and increasing our market reach, our acquisition strategy includes a focus on reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. These plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction programs, although these amounts were not significant in the years ended December 31, 2009, 2008 and 2007.

We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs plus the noncash expenses recognized for asset write-downs. In general, a restructuring project must have a payback period of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback period of between 1 and 1.5 years.

The perpetual erosion of average selling prices of established products that is typical of our industry makes it imperative that we continually seek ways to reduce our costs. Furthermore, our long-term strategy is to grow through the integration of acquired businesses. Under previous accounting guidance, plant closure and employee termination costs that we incurred in connection with our acquisition activities were included in the costs of our acquisitions and did not affect earnings or losses on our consolidated statement of operations. Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations (ASC Topic 805), which Vishay adopted effective January 1, 2009, requires such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. For these reasons, we expect to have some level of restructuring expenses each period for the foreseeable future.

We expect these restructuring programs to result in higher profitability through better gross margins and lower selling, general, and administrative expenses. However, these programs to improve our profitability also involve certain risks that could materially impact our future operating results, as further detailed in Item 1A, “Risk Factors.”

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

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and incurred additional restructuring and severance costs of $37.9 million during the year ended December 31, 2009. These costs were incurred as part of our goal to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008. Our fixed costs for the year ended December 31, 2009 decreased by $176 million versus the comparable prior year. Of these amounts, approximately 45% reduced costs of products sold and approximately 55% reduced SG&A expenses.

Certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Furthermore, as described above, some of our cost reductions realized in 2009 are the result of temporary measures, which we intend to replace with more permanent actions. Accordingly, there is no assurance that all of the fixed cost reductions achieved in 2009 will be maintained in 2010.

Our 2009 restructuring programs included headcount reductions in virtually every facility and every country in which we operate, as well as selected plant closures. We closed two facilities in the United States and consolidated manufacturing for these product lines into other facilities. We also consolidated our optoelectronics packaging facilities in Asia. We also successfully closed a film capacitor plant in Shanghai and increased production on existing equipment in Loni, India to replace the production volume of the closed plant.

Since the beginning of the economic downturn, we have drastically reduced our fixed costs lowering our break-even point permanently by approximately $500 million. Our defined restructuring programs have been implemented or announced, which will result in low restructuring charges going forward.

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

Israeli government grants are awarded to specific projects. These grants are intended to promote employment in Israel’s industrial sector and are conditioned on the recipient maintaining certain prescribed employment levels. Grants are paid when the related projects are approved by the Israeli government and become operational. Israeli government grants, recorded as a reduction in the costs of products sold, were $0.7 million, $1.4 million, and $4.8 million, in 2009, 2008, and 2007, respectively. At December 31, 2009, our consolidated balance sheet reflected $2.5 million in deferred grant income.

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

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower continued to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower also manufactures wafers for other product lines acquired as part of the PCS acquisition through 2012. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs. Additionally, as contemplated, Siliconix agreed to forgive the balance of the 2004 advance and paid a $2.5 million contract termination charge.

The foundry agreement with Tower was further amended in March 2009, further reducing the quantity of commitments. As consideration, Siliconix paid $3,000,000 to Tower, which was recorded as a component of cost of products sold. A portion of this payment may be refunded if orders exceed the minimum order commitment.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

Statement of Financial Accounting Standards (“SFAS”) No. 52 (ASC Topic 830) requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have both situations among our subsidiaries.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was stronger in the year ended December 31, 2009 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2009 have been favorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, particularly our subsidiaries in Israel. However, most of the favorable impact was realized during the first fiscal quarter of 2009.

See Item 7A for additional discussion of foreign currency exchange risk.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. We historically have had agreements with distributors that provided limited rights of product return. We have modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a “scrap allowance.” Consistent with industry practice, we also have a “stock, ship and debit” program whereby we consider, and grant at our discretion, requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing. In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions that we initiate after the sale of product to the distributor and prior to resale by the distributor.

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

Loss on Purchase Commitments

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

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

Our restructuring activities are designed to reduce both fixed and variable costs in our existing and acquired entities. Restructuring costs, including acquisition-related restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met. In 2009, 2008, and 2007, we recorded restructuring and severance costs of approximately $37.9 million, $62.5 million, and $14.7 million, respectively.

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

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. These impairment tests must be performed more frequently whenever events or changes in circumstances indicate that the asset might be impaired.

SFAS No. 142, Goodwill and Other Intangible Assets (ASC Topic 350), prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit and compare the fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized in our evaluation are generally the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K.

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

The Passive Components segment goodwill is allocated to two reporting units for goodwill impairment evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for goodwill impairment evaluation purposes.

Fair value of reporting units, and the underlying assets and liabilities of those reporting units, is measured at a point in time, and reflects specific market conditions as of the measurement date. In light of a sustained decline in market capitalization that we and our peer group companies experienced in each successive quarter of 2008, and other factors, we determined that impairment tests were necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

After completing step one of the impairment test as of June 28, 2008 (the end of our second fiscal quarter), we determined that the estimated fair value of our Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment evaluation. Upon completion of a preliminary step two analysis, we recorded our best estimate of the impairment loss as of June 28, 2008, which was refined during the third fiscal quarter of 2008. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit as of June 28, 2008.

Given the further deterioration of market conditions in the third fiscal quarter of 2008, an additional impairment test was performed as of September 27, 2008 (the end of our third fiscal quarter). After completing step one of the impairment test as of September 27, 2008, we determined that the estimated fair value of our Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment evaluation. Upon completion of our step two analysis as of September 27, 2008, we recorded an additional goodwill impairment charge. Subsequent to recording this impairment charge, the Other Passives reporting unit had no remaining goodwill recorded on the consolidated balance sheet. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008.

Given the further deterioration of market conditions in the fourth fiscal quarter of 2008, an additional impairment test was performed as of December 31, 2008 (the end of our fourth fiscal quarter). After completing step one of the impairment test as of December 31, 2008, we determined that the estimated fair value of our Semiconductors and Measurements Group reporting units were less than the net book value of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of our step two analysis as of December 31, 2008, we recorded additional goodwill impairment charges. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet.

In total, we recorded goodwill impairment charges aggregating $1,696.2 million in year ended December 31, 2008.

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

The goodwill impairment charge is noncash in nature and does not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

We perform our annual impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of September 27, 2008, the last day of our fiscal third quarter, was effectively our annual impairment test for 2008. There was no impairment identified through the annual impairment test completed in 2007.

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

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth fiscal quarters of 2008, we performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360), and certain indefinite-lived intangible assets in accordance with SFAS No. 142 (ASC Topic 350). As a result of those assessments, we recorded indefinite-lived intangible asset impairment charges totaling $27 million during the third fiscal quarter of 2008.

During the years ended December 31, 2009, 2008, and 2007, we recorded asset write-downs of $0.7 million, $5.1 million, and $3.9 million, respectively. Fixed asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices or the present value of expected rental receipts. Fixed asset write-downs also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans. The asset write-downs for 2008 also included definite-lived intangible write-downs of $0.8 million, as a result of our decision to close our facility in Brazil.

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

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates. The discount rate at which obligations could effectively be settled and the expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligations of our pension and other postretirement benefit plans. Other important assumptions include the anticipated rate of future increases in compensation levels, estimated mortality, and for postretirement medical plans, increases or trends in health care costs. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate.

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Plans in these countries comprise approximately 93% of our retirement obligations at December 31, 2009. In the U.S., we utilize published long-term high quality bond indices to determine the discount rate at the measurement date. In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We expect a decrease in net periodic pension cost in 2010 as a result of a reduction in the amortization of past losses on plan assets. The estimated actuarial items for defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2010 is $9.6 million, compared to approximately $11.5 million in 2009. We also expect a decrease in net periodic pension cost in 2010 as a result of an increase in the expected return on plan assets in 2010.

During the fourth fiscal quarter of 2008, we adopted amendments to our principal U.S. defined benefit pension plans, such that effective January 1, 2009, the plans were frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008. As a result of these amendments, net periodic pension cost for 2009 did not include any service cost, thus partially offsetting the increases due to increased amortization of actuarial losses and lower expected returns on plan assets. To mitigate the loss in benefits of these employees, effective January 1, 2009, we increased the company-match portion of our 401(k) defined contribution savings plan for employees impacted by the pension freeze.

We believe that the current assumptions used to estimate plan obligations and annual expenses are appropriate. However, if economic conditions change or if our investment strategy changes, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.

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

We file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, our U.S. federal tax returns for 2003 and later years will remain subject to examination until the losses are utilized. Examinations of principal subsidiaries in Germany through the 2004 tax year were concluded in 2008. The tax returns of significant consolidated subsidiaries are currently under examination, including Israel (2004 and later years) and Republic of China (Taiwan) (1996 and later years). We are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

We account for uncertainty in income tax positions using the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as prescribed in GAAP. For a tax benefit to be recognized, a tax position must be “more likely than not” to be sustained upon examination by taxing authorities.

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

Based on our anticipated U.S. cash requirements, we expected that we would need to repatriate additional cash to repay the term loan outstanding under our credit facility, and recorded additional tax expense in 2008 on this expected transaction because such earnings were not deemed to be indefinitely reinvested outside of the United States.

Except as described above, earnings generated by our non-U.S. subsidiaries are deemed to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

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

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2009	2008	2007
Costs of products sold	81.0%	78.6%	75.5%
Gross profit	19.0%	21.2%	24.5%
Selling, general, and administrative expenses	17.6%	16.0%	15.5%
Operating income (loss)	-1.9%	-58.4%	7.7%
Income (loss) from continuing operations
before taxes and noncontrolling interest	-1.9%	-59.3%	6.4%
Income (loss) from continuing operations	-2.8%	-59.7%	4.2%
Net earnings (loss)	-2.8%	-61.4%	3.8%
__________
Effective tax rate	-42.3%	-0.7%	35.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Net revenues	$2,042,033	$2,822,211	$2,833,266
Change versus prior year	$(780,178)	$(11,055)
Percentage change versus prior year	-27.6%	-0.4%

Changes in net revenues were attributable to the following:

	2009 vs. 2008	2008 vs. 2007
Change attributable to:
Change in volume	-25.6%	-2.6%
Decrease in average selling prices	-2.5%	-3.0%
Foreign currency effects	-1.1%	2.6%
Acquisitions	0.2%	2.5%
Other	1.4%	0.1%
Net change	-27.6%	-0.4%

All regions and virtually all of our end-use markets were heavily impacted by the global economic recession, which was seen in the decline in sales of our Semiconductors and Passive Components segment products in 2009 compared to the prior year periods. The relatively stronger U.S. dollar further decreased the amount reported for revenues for the year ended December 31, 2009 versus the year ended December 31, 2008. During the second half of 2009, we experienced the beginning of the world economic and electronics market recovery across all geographies, all markets, and all sales channels with orders approaching pre-recession levels in the fourth fiscal quarter. We experienced a substantial upturn in Asia driven by orders and sales for end-uses in consumer products such as netbooks and power supplies. Orders and sales for end-uses in industrial applications in the U.S. and Europe appeared to bottom out in the second fiscal quarter of 2009 and steadily recovered in the second half of 2009. We experienced a substantial turnaround in orders and sales of our products utilized in automotive applications in Europe and the U.S., which was driven by demand for small cars. Sales of products for use in military and medical applications, while generally a smaller component of Vishay’s overall business, have also been strong.

The markets for our products were relatively stable during the first half of 2008. Beginning in the third quarter of 2008, we experienced a substantial slow down in our order rate, as the markets for our products began to be impacted by the economic downturn. The automotive industry was most heavily impacted, but sales of products for virtually all end-uses were below expectations. The decrease in volumes and average selling prices were largely offset by acquisitions and foreign currency effects. The weakening U.S. dollar effectively increased the amount reported for revenues for the year ended December 31, 2008 versus the prior year.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $59.6 million, $77.2 million, and $81.9 million, for the years ended December 31, 2009, 2008, and 2007, respectively, or, as a percentage of gross sales 2.8%, 2.7%, and 2.8%, respectively. We also assumed $5.6 million of liabilities for distributor incentive programs as part of our acquisitions in 2007. Actual credits issued under the programs for the years ended December 31, 2009, 2008, and 2007 were approximately $67.5 million, $79.9 million, and $79.6 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. Royalty revenues, included in net revenues on the consolidated statements of operations, were $5.7 million, $3.0 million, and $7.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2009 were 19.0%, as compared to 21.2% for year ended December 31, 2008. This decrease in gross profit margin reflects significantly lower volume, lower average selling prices, and a less favorable product mix, which was partially offset by fixed cost reductions, positive foreign currency effects, and generally lower precious metals and raw materials costs.

Gross profit margins for the year ended December 31, 2008 were 21.2%, as compared to 24.5% for the year ended December 31, 2007. This decrease in gross profit margin reflects lower average selling prices, negative foreign currency effects, generally higher precious metals and raw materials costs, and a less favorable product mix. Gross profit margins for the year ended December 31, 2008 reflect losses on adverse purchase commitments of $6.0 million. Gross profit margins for 2007 were also negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Net revenues	$1,004,926	$1,460,826	$ 1,489,600
Change versus prior year	$(455,900)	$(28,774)
Percentage change versus prior year	-31.2%	-1.9%

Changes in Semiconductors segment net revenues were attributable to the following:

	2009 vs. 2008	2008 vs. 2007
Change attributable to:
Change in volume	-28.0%	-3.4%
Decrease in average selling prices	-5.6%	-4.7%
Foreign currency effects	-0.5%	2.1%
Acquisitions	0.0%	4.0%
Other	2.9%	0.1%
Net change	-31.2%	-1.9%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Years ended December 31,
	2009	2008	2007
Gross margin percentage	14.5%	20.2%	23.8%

Changes in gross margin are largely driven by changes in net revenues, but also reflect the offsetting effects of our continuing cost cutting efforts.

Our Semiconductors segment has suffered significantly from the global economic recession. Profitability has suffered in an unprecedented manner due to the low sales volume in 2009 compared to 2008. The decrease in gross profit margins in 2009 versus 2008 reflects significantly lower volume and lower average selling prices, partially offset by our fixed cost reduction programs and favorable currency impacts. The decrease in gross profit margins in 2008 versus 2007 reflects lower average selling prices, higher precious metals and raw materials costs, a less favorable product sales mix, and some production inefficiencies. Gross profit margins for 2008 and 2007 were negatively impacted by the acquisition of the PCS business, which has lower gross profit margins than legacy Vishay products. Gross profit margin for 2008 also includes losses on purchase commitments of $3.7 million.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Net revenues	$1,037,107	$1,361,385	$1,343,666
Change versus prior year	$(324,278)	$17,719
Percentage change versus prior year	-23.8%	1.3%

Changes in Passive Components segment net revenues were attributable to the following:

	2009 vs. 2008	2008 vs. 2007
Change attributable to:
Change in volume	-23.2%	-1.7%
Change in average selling prices	0.7%	-1.1%
Foreign currency effects	-1.9%	3.2%
Acquisitions	0.4%	0.9%
Other	0.2%	0.0%
Net change	-23.8%	1.3%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Years ended December 31,
	2009	2008	2007
Gross margin percentage	23.4%	22.1%	25.4%

In light of the economic challenges, our Passive Components segment has maintained a respectable gross margin percentage. Average selling prices have been generally stable. In the second half of 2009, we experienced a recovery in all of our passive component products, which was driven by strong demand from European automotive products.

The increase in gross margin for 2009 compared to 2008 is due to lower fixed costs and slightly higher average selling prices, partially offset by lower volume. The decrease in gross margin for 2008 compared to 2007 reflects lower average selling prices, negative foreign currency effects, generally higher precious metals and raw materials costs, and a less favorable product mix. Gross profit margin for 2008 also includes losses on purchase commitments of $2.3 million.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
Total SG&A expenses	$359,162	$450,879	$439,017
as a percentage of sales	17.6%	16.0%	15.5%

The overall decrease in total SG&A expenses in the year ended December 31, 2009 versus the year ended December 31, 2008 is primarily attributable to lower sales and our cost containment initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues. The increase in total SG&A expenses in the year ended December 31, 2008 versus the year ended December 31, 2007 is generally attributable to a weaker U.S. dollar. Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2009	2008	2007
Amortization of intangible assets	$22,731	$20,798	$16,566
Patent infringement case	-	6,600	-
Transition services agreements	-	1,600	5,200
Net losses (gains) on sales of assets	460	(7,584)	(3,490)
Costs associated with intended spin-off	4,500	-	-

The increases in amortization expense are principally due to the acquisitions of our partner’s 51% interest in the Indian transducers joint venture, Powertron GmbH, and the wet tantalum capacitor business of KEMET Corporation in 2008 and the acquisition of the PCS business in 2007. Amortization expense also increased in 2008 and 2009 due to the initiation of amortization of certain tradenames after determining that these intangible assets were impaired and no longer should be considered indefinite-lived during the third fiscal quarter of 2008.

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

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring programs have been on-going since 2001. Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We continued our restructuring activities in 2009, recording restructuring and severance costs of $37.9 million and related asset write-downs of $0.7 million. We expect to continue to incur restructuring expenses to reduce our costs as explained in “Cost Management” above and in Note 4 to our consolidated financial statements.

Other Income (Expense)

Interest expense for the years ended December 31, 2008 and December 31, 2007 has been recast for the retrospective adoption of FSP APB 14-1 (ASC Subtopic 470-20), which increased the reported loss from continuing operations attributable to Vishay stockholders by $0.8 million ($0.00 per share) for the year ended December 31, 2008 and decreased the reported income from continuing operations attributable to Vishay stockholders by $23.3 million ($0.11 per share) for the year ended December 31, 2007.

2009 Compared to 2008

Interest expense for the year ended December 31, 2009 decreased by $28.3 million compared to the year ended December 31, 2008. The decrease is primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2009	2008	Change
Foreign exchange gain (loss)	$5,039	$(609)	$5,648
Interest income	3,917	12,642	(8,725)
Dividend income	4	96	(92)
Incentive from Chinese government	-	800	(800)
Other	831	1,947	(1,116)
	$9,791	$14,876	$(5,085)

2008 Compared to 2007

Interest expense for the year ended December 31, 2008 decreased by $13.3 million compared to the year ended December 31, 2007. This decrease is primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt.

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

Income Taxes

For the years ended December 31, 2009 and December 31, 2008, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits. The effective tax rates for the years ended December 31, 2009 and December 31, 2008 were -42.3% and -0.7%, respectively as compared to 35.2% for the year ended December 31, 2007.

For the year ended December 31, 2009, we recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 13 to our consolidated financial statements. We recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2 to our consolidated financial statements.

Income tax expense for the years ended December 31, 2009, 2008 and 2007 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, actual and anticipated repatriation of cash to the United States, and other related items. These items total $2.0 million, $36.9 million and $8.3 million in 2009, 2008 and 2007, respectively.

Additionally, the relatively low effective tax rate for the year ended December 31, 2008 was principally attributable to the goodwill and indefinite-lived intangible asset impairment charges recorded in 2008. The vast majority of our goodwill was not deductible for income tax purposes. We recognized tax benefits of $55.2 million during 2008, associated with the goodwill and indefinite-lived intangible asset impairment charges.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries, incurring additional tax expense. We expected that we would need to repatriate additional cash to repay the term loan outstanding under our credit facility, and recorded additional tax expense in 2008 on this expected transaction because such earnings were not deemed to be indefinitely reinvested outside of the United States. Except for this expected cash need, cash and profits generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.

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

Financial Condition, Liquidity, and Capital Resources

A worldwide financial crisis intensified significantly in the latter half of 2008 and continued into 2009. Although we experienced indicators of a recovery during the second half of 2009, the financial crisis has resulted in significant volatility in capital and commodities markets, decreased access to credit markets, and produced recessionary pressures through most of the world’s economies. We believe that we have adequate financial resources to weather another sudden decline in economic activity, and we remain confident for the long-term prospects for the electronics industry.

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. We have generated cash flows from operations in excess of $200 million in each of the past 8 years, and cash flows from operations in excess of $100 million in each of the past 15 years. A portion of the cash flows from operations was generated by the Vishay Precision Group which we intend to spin-off.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Vishay has generated positive “free cash” in each of the past 13 years, and “free cash” in excess of $80 million in each of the past 8 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate strong cash flows from operations and free cash during the year ended December 31, 2009 despite the challenging economic environment. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

We utilized some of the cash generated from operations in prior years to reduce our debt levels in 2008 and 2009. Substantially all of the cash used in 2008 was repatriated to the United States from our non-U.S. subsidiaries. As more fully described in Note 6 to our consolidated financial statements, on August 1, 2008, Vishay repurchased substantially all of the convertible subordinated notes due 2023 for an aggregate purchase price of $498.1 million. The purchase price was paid in cash and funded from approximately $250 million of cash on-hand, $125 million of borrowings under the revolving credit facility, and $125 million from a new term loan. We made $25 million of payments on our term loan in 2009 and converted short-term notes into a $15 million debt payable over five years.

The following table summarizes the components of net debt (cash) at December 31, 2009 and December 31, 2008 (in thousands):

	December 31,	December 31,
	2009	2008
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	87,500	112,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	16,736	2,305
Total debt	336,106	346,675

Cash and cash equivalents	579,189	324,164
Net debt (cash)	$(243,083)	$22,511

Measurements such as “free cash” and “net debt” do not have uniform definitions and are not recognized in accordance with GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, and that an analysis of “net debt” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

Substantially all of our December 31, 2009 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of December 31, 2009 continued to be strong, with a current ratio (current assets to current liabilities) of 3.5 to 1, as compared to a ratio of 2.9 to 1 as of December 31, 2008. This increase is primarily due to an increase in cash at December 31, 2009. Our ratio of total debt to Vishay stockholders’ equity was 0.22 to 1 at December 31, 2009, the same ratio as of December 31, 2008.

Cash flows provided by continuing operating activities were $290.4 million for the year ended December 31, 2009, as compared to cash flows provided by operations of $268.5 million for the year ended December 31, 2008. This increase is principally due to favorable changes in net working capital during the year ended December 31, 2009 versus the prior year.

Cash paid for property and equipment for the year ended December 31, 2009 was $50.3 million, as compared to $152.0 million for the year ended December 31, 2008. To preserve cash, we significantly curtailed our capital spending in the latter half of 2008 and 2009 as a result of the economic uncertainty. This reduced level of annual capital spending was temporary and not sustainable. We expect capital spending to increase to $135 million in 2010.

Cash provided by investing activities for the year ended December 31, 2009 includes a net cash inflow of $28.2 million, representing a partial refund of purchase price, net of related expenses, subsequent to entering a settlement agreement with International Rectifier Corporation. This settlement is more fully described in Note 2 to our consolidated financial statements. Cash used for investing activities for the year ended December 31, 2008 included a total $74.2 million paid for the acquisitions of our partner’s 51% interest in a transducer manufacturing joint venture, Powertron GmbH, and the KEMET wet tantalum business. Included in the amount is a $15 million loan extended to KEMET as part of the wet tantalum business acquisition. Cash used for investing activities for the year ended December 31, 2007 included a total $331.8 million paid for the acquisitions of the PCS business and PM Group, net of cash acquired. Proceeds from sale of businesses of $18.7 million include approximately $16.1 million from the sale of PM Group’s electrical contracting business.

Cash used by discontinued operating activities of $3.2 million for year ended December 31, 2009 reflect payments to settle certain outstanding disputes with the buyer of the ASBU business. The expenses associated with these cash payments were accrued in the fourth quarter of 2008. Cash used by discontinued operating activities of $12.8 million for the year ended December 31, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued investing activities for the year ended December 31, 2008 reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems. Cash used by discontinued operating activities of $10.2 million for the year ended December 31, 2007 primarily reflects an increase in working capital of the ASBU business.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At December 31, 2009 and December 31, 2008, the term loan balance was $87.5 million and $112.5 million, respectively. At both December 31, 2009 and 2008, $125.0 million was outstanding under the revolving credit facility. We made the installment payment on the term loan that was due on January 1, 2010 on December 31, 2009. We may be required to renegotiate the credit facility to complete the intended spin-off of the Vishay Precision Group.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. As a result of the amendment to the credit facility entered effective July 31, 2009, the interest rates applicable to amounts outstanding under the revolving credit commitment have increased by 40 basis points (to LIBOR plus 1.52% at the current leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement have not changed (LIBOR plus 2.50% at the current leverage ratio).

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial measures and ratios.

The financial maintenance covenants include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since December 31, 2006; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charge coverage ratio (“FCCR”) of not less than 2.50 to 1; and (d) a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is prescribed in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

We were in compliance with all covenants at December 31, 2009. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,264 million, which is $183 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 1.29 to 1, 6.15 to 1, and 0.89 to 1, respectively.

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

Borrowings under the credit facility are secured by accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of Vishay and subsidiaries located in the United States, accounts receivable of a German subsidiary, certain intercompany loans owed to a significant German subsidiary, pledges of stock in certain significant subsidiaries, and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the credit facility. Certain of our subsidiaries are permitted to borrow up to a limit of $125 million under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

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

Contractual Commitments

As of December 31, 2009 we had contractual obligations as follows (in thousands):

		Payments due by period
			Years	Years	More than
	Total	Year 1	2-3	4-5	5
Long-term debt	$336,106	$16,054	$204,500	$9,905	$105,647
Interest payments on long-term debt	35,005	4,670	5,606	1,112	23,617
Operating leases	109,580	23,402	32,828	22,677	30,673
Expected pension and
postretirement plan funding	357,542	29,875	62,953	70,439	194,275
Estimated costs to complete
construction in progress	20,900	20,900	-	-	-
Uncertain tax positions	54,463	-	-	-	54,463
Purchase commitments	65,140	28,693	36,447	-	-
Executive employment agreement	50,000	10,000	20,000	20,000	-
Total contractual cash obligations	$1,028,736	$133,594	$362,334	$124,133	$408,675

Commitments for interest payments on long-term debt are based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102. Various factors could have a material effect on the amount of future interest payments. Among other things, interest commitments are based on the rate prevailing at December 31, 2009, but actual rates are variable and are certain to change over time. Also, approximately $105 million of our outstanding debt is exchangeable for common stock at the option of the holder, although the price of our common stock is currently substantially below the level at which conversion would be economical to the holders. Commitments for interest payments on long-term debt also include commitment fees under our revolving credit facility, which expires in April 2012.

Our consolidated balance sheet at December 31, 2009 includes approximately $54.5 million of liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities. Accordingly, the uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. The purchase commitments in the table above include the estimated minimum commitments for silicon wafers under these agreements. Our actual purchases in future periods are expected to be greater than these minimum commitments.

GAAP requires that management evaluate if purchase commitments are at prices in excess of current market price. The purchase commitments for silicon wafers described above are for the manufacture of proprietary products using Vishay Siliconix-owned technology licensed to this subcontractor by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments. Management believes that these commitments are at prices which are not in excess of estimated current market prices.

As more fully described in Note 13 to our consolidated financial statements, on May 13, 2009, we entered into an amended and restated employment agreement with Dr. Felix Zandman, our Executive Chairman, Chief Technical and Business Development Office, and founder. Pursuant to the amended and restated employment agreement, Dr. Zandman received $10 million upon signing the agreement and will receive five additional annual payments of $10 million each.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, executive employment agreements, and purchase commitments, see Notes 5, 6, 11, 13, and 14 to our consolidated financial statements.

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

See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” for additional related information.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, several new accounting pronouncements became effective in 2009 or will become effective in future periods.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards were superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board does not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification was effective beginning with the Company’s third fiscal quarter 2009 financial statements and the principal impact on the financial statements was limited to disclosures as all references to authoritative accounting literature are referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

The adoption of SFAS No. 141-R, Business Combinations (ASC Topic 805), effective January 1, 2009, changed the manner in which we account for acquisitions. While this new guidance impacted all companies that make acquisitions, certain aspects of the new guidance had and will continue to have a particular impact on Vishay.

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

Under previous accounting guidance, plant closure and employee termination costs that we incurred in connection with our acquisition activities were included in the costs of our acquisitions and did not affect earnings or losses on our consolidated statement of operations. SFAS No. 141-R (ASC Topic 805) requires such costs to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2009, 2008, and 2007 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on substantially all of our outstanding debt. The exchangeable notes, of which $105 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread. At December 31, 2009, we had $125 million outstanding under the revolving credit facility and $87.5 million outstanding under the term loan facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.52%, and the term loan bears interest at LIBOR plus 2.50%.

At December 31, 2009, we have $579.2 million of cash and cash equivalents, which accrues interest at various variable rates.

Based on the debt and cash positions at December 31, 2009, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.9 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2009, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel, the Czech Republic, and China because the percentage of expenses denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total sales. Therefore, if the Israeli shekel, Czech koruna, and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of Euro-denominated sales than expenses. Therefore, when the Euro strengthens against all or most of our other major currencies, our operating profit is increased. Accordingly, we monitor several important cross-rates.

We have performed sensitivity analyses as of December 31, 2009 and 2008, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2009 and 2008. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $6.4 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We acquire tantalum raw material from all of them under short-term commitments. See Note 14 to our consolidated financial statements for information on our previous long-term tantalum purchase commitments, which expired in 2006.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $7.5 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on page F-1 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

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

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2009 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

	10.1	Vishay Intertechnology Section 162(m) Cash Bonus Plan. Incorporated by reference to Annex B to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology Senior Executive Phantom Stock Plan. Incorporated by reference to Annex C to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.
10.3	Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, dated as of June 24, 2008. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.
10.4	First Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 16, 2008.
10.5	Second Amendment to Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 31, 2009.
10.6	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.
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

10.10
Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective February 2009). Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 5, 2009.

10.11	Money Purchase Plan Agreement of Measurements Group, Inc. Incorporated by reference to Exhibit 10(a)(6) to Amendment No. 1 to our Registration Statement on Form S-7 (No. 2-69970).
10.12
Securities Investment and Registration Rights Agreement by and among Vishay Intertechnology, Inc. and the Original Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed December 23, 2002.

10.13
Note Purchase Agreement between Vishay Intertechnology, Inc. and Subscribers (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2002.

10.14
Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed December 23, 2002.

10.15	Amended and Restated Employment Agreement between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed May 15, 2009.
10.16
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

10.19	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.17 to our 2008 annual report on Form 10-K.
10.20	Employment agreement, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Ziv Shoshani. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.21	Employment agreement, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed December 10, 2008.
10.22
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

10.27*
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

10.30
Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent. Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.31*
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

10.32
Loan Agreement dated as of September 15, 2008, between KEMET Electronics Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2008.

10.33
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

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 26, 2010
Dr. Gerald Paul	and Director

Principal Financial Officer:

/s/ Lior E. Yahalomi	Executive Vice President and Chief	February 26, 2010
Dr. Lior E. Yahalomi	Financial Officer

Principal Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 26, 2010
Lori Lipcaman	Accounting Officer

Board of Directors:

/s/ Felix Zandman	Executive Chairman of	February 26, 2010
Dr. Felix Zandman	the Board of Directors

/s/ Marc Zandman	Vice-Chairman of	February 26, 2010
Marc Zandman	the Board of Directors

/s/ Zvi Grinfas	Director	February 26, 2010
Zvi Grinfas

	Director	February 26, 2010
Eli Hurvitz

/s/ Abraham Ludomirski	Director	February 26, 2010
Abraham Ludomirski

/s/ Wayne M. Rogers	Director	February 26, 2010
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 26, 2010
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 26, 2010
Ziv Shoshani

/s/ Thomas C. Wertheimer	Director	February 26, 2010
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 26, 2010
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Vishay Intertechnology, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 26, 2010

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2009	2008
		(recast - see Note 1)
Assets
Current assets:
Cash and cash equivalents	$579,189	$324,164

Accounts receivable, net of allowances for doubtful
accounts of $9,253 and $3,310, respectively	284,295	311,197

Inventories:
Finished goods	119,723	173,280
Work in process	192,206	211,320
Raw materials	122,940	153,419
Total inventories	434,869	538,019

Deferred income taxes	16,781	15,251
Prepaid expenses and other current assets	92,409	139,903
Total current assets	1,407,543	1,328,534

Property and equipment, at cost:
Land	98,623	98,827
Buildings and improvements	528,438	508,579
Machinery and equipment	2,126,226	2,091,124
Construction in progress	36,193	80,857
Allowance for depreciation	(1,779,224)	(1,617,225)
	1,010,256	1,162,162

Intangible assets, net	153,623	177,782

Other assets	148,124	147,482
Total assets	$2,719,546	$2,815,960

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2009	2008
		(recast - see Note 1)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$24	$11,293
Trade accounts payable	118,216	104,608
Payroll and related expenses	87,566	117,197
Other accrued expenses	162,083	191,086
Income taxes	23,558	24,901
Current portion of long-term debt	16,054	13,044
Total current liabilities	407,501	462,129

Long-term debt, less current portion	320,052	333,631
Deferred income taxes	13,062	18,842
Deferred grant income	2,526	3,143
Other liabilities	152,874	123,207
Accrued pension and other postretirement costs	301,930	325,112
Total liabilities	1,197,945	1,266,064

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized - 300,000,000 shares; 172,283,533 and 172,200,536 shares outstanding after deducting 274,173 shares in
treasury	17,228	17,220
Class B convertible common stock, par value $0.10 per share:
authorized - 40,000,000 shares; 14,352,888 and 14,352,888
shares outstanding after deducting 279,453 shares in
treasury	1,435	1,435
Capital in excess of par value	2,317,613	2,315,851
(Accumulated deficit) retained earnings	(922,805)	(865,617)
Accumulated other comprehensive income (loss)	102,975	75,969
Total Vishay stockholders' equity	1,516,446	1,544,858
Noncontrolling interests	5,155	5,038
Total equity	1,521,601	1,549,896
Total liabilities and equity	$2,719,546	$2,815,960

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,
	2009	2008	2007
		(recast - see Note 1)	(recast - see Note 1)
Net revenues	$2,042,033	$2,822,211	$2,833,266
Costs of products sold	1,653,872	2,219,220	2,138,438
Loss on purchase commitments	-	6,024	-
Gross profit	388,161	596,967	694,828

Selling, general, and administrative expenses	359,162	450,879	439,017
Restructuring and severance costs	37,874	62,537	14,681
Asset write-downs	681	5,073	3,869
Impairment of goodwill and indefinite-lived intangibles	-	1,723,174	-
Terminated tender offer expenses	-	4,000	-
Contract termination charge	-	-	18,893
Settlement agreement gain	(28,195)	-	-
Executive employment agreement charge	57,824	-	-
Operating income (loss)	(39,185)	(1,648,696)	218,368

Other income (expense):
Interest expense	(10,321)	(38,668)	(51,976)
Other	9,791	14,876	15,948
	(530)	(23,792)	(36,028)
Income (loss) from continuing operations before taxes	(39,715)	(1,672,488)	182,340

Income tax expense	16,800	11,187	64,133

Income (loss) from continuing operations, net of tax	(56,515)	(1,683,675)	118,207

Loss from discontinued operations, net of tax	-	(47,826)	(9,587)
Net earnings (loss)	(56,515)	(1,731,501)	108,620
Less: net earnings attributable to noncontrolling interests	673	718	1,180
Net earnings (loss) attributable to Vishay stockholders	$(57,188)	$(1,732,219)	$107,440

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$(0.26)	$(0.05)
Net earnings (loss)	$(0.31)	$(9.29)	$0.58

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$(0.26)	$(0.05)
Net earnings (loss)	$(0.31)	$(9.29)	$0.58

Weighted average shares outstanding - basic	186,605	186,403	185,646

Weighted average shares outstanding - diluted	186,605	186,403	192,351

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$(57,188)	$(1,684,393)	$117,027
Discontinued operations, net of tax	-	(47,826)	(9,587)
Net earnings (loss)	$(57,188)	$(1,732,219)	$107,440

See accompanying notes.
____________________

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2009	2008	2007
Continuing operating activities		(recast - see Note 1)	(recast - see Note 1)
Net earnings (loss)	$(56,515)	$(1,731,501)	$108,620
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on discontinued operations, net of tax	-	47,826	9,587
Impairment of goodwill and indefinite-lived intangibles, net of tax	-	1,668,036	-
Depreciation and amortization	229,643	222,934	216,719
Loss (gain) on disposal of property and equipment	460	(7,584)	(3,490)
Accretion of interest on convertible debentures	-	13,221	21,296
Contract termination charge	-	-	18,893
Inventory write-offs for obsolescence	31,908	38,478	25,766
Loss on purchase commitments	-	6,024	-
Pensions and other postretirement benefits	27,146	24,017	20,981
Asset write-downs	681	5,073	3,869
Deferred grant income	(688)	(1,386)	(4,837)
Deferred income taxes	(12,957)	(12,771)	17,202
Other	(39,058)	25,929	(2,658)
Net change in operating assets and liabilities, net of effects of businesses acquired	109,797	(29,797)	(77,326)
Net cash provided by continuing operating activities	290,417	268,499	354,622

Continuing investing activities
Capital expenditures	(50,340)	(151,994)	(200,027)
Proceeds from sale of property and equipment	6,387	17,696	6,720
Purchase of businesses, net of cash acquired	28,195	(74,234)	(331,784)
Proceeds from sale of business	-	-	18,667
Other investing activities	1,438	450	(8,562)
Net cash used in continuing investing activities	(14,320)	(208,082)	(514,986)

Continuing financing activities
Proceeds from long-term borrowings, net of issuance costs	15,000	123,379	-
Principal payments on long-term debt and capital leases	(28,754)	(514,053)	(3,854)
Net proceeds (payments) on revolving credit lines	-	125,000	(1,356)
Net changes in short-term borrowings	(11,278)	10,635	(595)
Distributions to noncontrolling interests	(556)	(1,044)	(610)
Proceeds from stock options exercised	-	617	20,694
Net cash provided by (used in) continuing financing activities	(25,588)	(255,466)	14,279
Effect of exchange rate changes on cash and cash equivalents	7,703	(6,759)	23,306
(Decrease) increase in cash and cash equivalents from continuing activities	258,212	(201,808)	(122,779)
Net cash used by discontinued operating activities	(3,187)	(12,753)	(10,179)
Net cash provided (used) by discontinued investing activities	-	1,430	(1,333)
Net cash used by discontinued financing activities	-	-	-
Net cash used by discontinued operations	(3,187)	(11,323)	(11,512)
Net (decrease) increase in cash and cash equivalents	255,025	(213,131)	(134,291)
Cash and cash equivalents at beginning of year	324,164	537,295	671,586
Cash and cash equivalents at end of year	$579,189	$324,164	$537,295

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2007 (recast - see Note 1)	$17,010	$1,436	$2,289,748	$759,162	$35,493	$3,102,849	$4,794	$3,107,643
Net earnings	-	-	-	107,440	-	107,440	1,180	108,620
Foreign currency translation adjustment	-	-	-	-	84,697	84,697	-	84,697
Pension and other
post-retirement actuarial items	-	-	-	-	40,376	40,376	-	40,376
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	(296)	(296)	-	(296)
Comprehensive income						232,217	1,180	233,397
Distributions to noncontrolling interests	-	-	-	-	-	-	(610)	(610)
Stock options exercised (1,879,107 shares)	188	-	20,505	-	-	20,693	-	20,693
Stock compensation expense	-	-	1,819	-	-	1,819		1,819
Conversions from Class B to common (5,473 shares)	1	(1)	-	-	-	-		-
Balance at December 31, 2007 (recast - see Note 1)	$17,199	$1,435	$2,312,072	$866,602	$160,270	$3,357,578	$5,364	$3,362,942
Net earnings	-	-	-	(1,732,219)	-	(1,732,219)	718	(1,731,501)
Foreign currency translation adjustment	-	-	-	-	(16,673)	(16,673)	-	(16,673)
Pension and other
post-retirement actuarial items	-	-	-	-	(67,171)	(67,171)	-	(67,171)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	(457)	(457)	-	(457)
Comprehensive income						(1,816,520)	718	(1,815,802)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,044)	(1,044)
Phanton and restricted stock issuances (100,999 shares)	10	-	(10)	-	-	-	-	-
Stock options exercised (110,145 shares)	11	-	605	-	-	616	-	616
Stock compensation expense	-	-	3,184	-	-	3,184	-	3,184
Balance at December 31, 2008 (recast - see Note 1)	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2008 (recast - see Note 1)	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings (loss)	-	-	-	(57,188)	-	(57,188)	673	(56,515)
Foreign currency translation adjustment	-	-	-	-	10,080	10,080	-	10,080
Pension and other
post-retirement actuarial items	-	-	-	-	16,272	16,272	-	16,272
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	654	654	-	654
Comprehensive income (loss)						(30,182)	673	(29,509)
Distributions to noncontrolling interests	-	-	-	-	-	-	(556)	(556)
Phantom and restricted stock issuances (82,997 shares)	8	-	(8)	-	-	-	-	-
Stock compensation expense	-	-	1,770	-	-	1,770	-	1,770
Balance at December 31, 2009	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601

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

Note 1 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Vishay and all of its subsidiaries in which a controlling financial interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as noncontrolling interest in the accompanying consolidated balance sheets. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. All intercompany transactions, accounts, and profits are eliminated.

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through February 26, 2010, the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $5,710,000, $2,996,000, and $7,841,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $50,745,000, $63,161,000, and $60,970,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $688,000, $1,386,000, and $4,837,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Deferred grant income was $2,526,000 and $3,143,000 at December 31, 2009 and 2008, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Note 1 – Summary of Significant Accounting Policies (continued)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet GAAP criteria of “more likely than not.” This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

The Company expected that it would need to repatriate additional cash to repay the term loan outstanding under its credit facility (see Note 6). Except for this expected cash need, cash and profits generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.

At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2009 or 2008.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $5,669,000, $534,000, and $(1,007,000) for the years ended December 31, 2009, 2008, and 2007, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2009 was approximately $20,900,000. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $206,009,000, $199,847,000, and $196,564,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses). Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually. These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired. Certain of the Company’s tradenames have been assigned indefinite useful lives.

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

SFAS No. 142, Goodwill and Other Intangible Assets (ASC Topic 350), prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

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

As more fully described in Note 3, in light of a sustained decline in market capitalization that Vishay and its peer group companies experienced in 2008, and other factors, Vishay determined that an impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008, and recorded goodwill impairment charges in each of those quarters.

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the 2008 fiscal third quarter, was effectively the Company’s annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2009 or 2007.

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

The required annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the 2008 fiscal third quarter, was effectively the Company’s annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2009 or 2007.

Upon determining that an intangible asset classified as indefinite-lived is impaired, the Company reassesses the useful life of the impaired assets and begins to amortize the remaining carrying value over that useful life if it is determined that the asset no longer has an indefinite useful life.

Note 1 – Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 350). The carrying value of long-lived assets held-and-used, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life has changed. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

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

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. At December 31, 2009 and 2008, outstanding derivative instruments were not material.

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

Stock-Based Compensation

The Company applies SFAS No. 123-R, Share-Based Payment (ASC Topic 718), to its share-based payment transactions, which requires compensation costs related to such transactions to be recognized in the consolidated financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Vishay applies the modified prospective transition method to account for employee stock options granted prior to the adoption of SFAS No. 123-R (ASC Topic 718) on January 1, 2006. Under the modified prospective transition method, the fair value of previously granted but unvested equity awards is recognized as compensation expense in the consolidated statement of operations from the date of adoption of the guidance, and prior periods are not restated.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2009 and 2008 do not include claims against third parties.

Note 1 – Summary of Significant Accounting Policies (continued)

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2009, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors and officers’ insurance. The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2009 and 2008.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $6,700,000 is included in other noncurrent assets at December 31, 2009 and 2008, representing the initial capitalization of the captive insurance entity.

Note 1 – Summary of Significant Accounting Policies (continued)

Retrospective Adoption of New Accounting Standards

Effective January 1, 2009, Vishay adopted two accounting standards that required retrospective adjustment to previously issued financial statements. All prior period comparable data presented in these consolidated financial statements reflect the retrospective adoption of these standards.

In May 2008, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (including partial cash settlement) (ASC Topic 470-20). The guidance significantly impacts the accounting for convertible bonds that may be settled in cash. The guidance requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. It also requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of the interest expense being reflected in the statement of operations.

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

The retrospective application of FSP APB 14-1 (ASC Topic 470-20) increased the reported loss from continuing operations for the year ended December 31, 2008 by $0.8 million ($0.00 per share) and decreased the reported income from continuing operations attributable to Vishay stockholders for the year ended December 31, 2007 by $23.3 million ($0.11 per share), respectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC Topic 810). The guidance amends GAAP to establish accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

The adoption of the guidance requires retrospective application to all periods presented. Vishay adopted this guidance effective January 1, 2009. Earlier adoption was prohibited.

Concurrent with the adoption of SFAS No. 160 (ASC Topic 810), the Company reclassified certain distributions to the holders of noncontrolling interests on its consolidated statements of cash flows.

Note 1 – Summary of Significant Accounting Policies (continued)

Other Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards were superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board does not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification was effective beginning with the Company’s third fiscal quarter 2009 financial statements and the principal impact on the financial statements was limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (ASC Topic 820). This statement defines fair value, provides guidance for measuring fair value, and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The guidance was to be effective for Vishay as of January 1, 2008. In February 2008, the FASB issued FSP SFAS 157-2 (ASC Topic 820-10-65), which provides a one-year delayed application of SFAS No. 157 (ASC Topic 820) for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, Vishay only partially applied SFAS No. 157 (ASC Topic 820) as of January 1, 2008. The partial application of this guidance did not have a material effect on the Company’s financial position, results of operations, or liquidity, and the adoption, on January 1, 2009, of the remaining aspects which were deferred by FSP SFAS 157-2 (ASC Topic 820-10-65) did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC Topic 825). The guidance permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (ASC Topic 805). While retaining the fundamental requirements of the previous GAAP, this new guidance makes various modifications to the accounting for contingent consideration, preacquisition contingencies, purchased in-process research and development, acquisition-related transaction costs, acquisition-related restructuring costs, and changes in tax valuation allowances and tax uncertainty accruals. Vishay adopted this standard effective January 1, 2009. Earlier adoption was prohibited. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Note 1 – Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (ASC Topic 815). This guidance requires enhanced disclosures about an entity’s derivative and hedging activities, and therefore improves the transparency of financial reporting. Vishay adopted this standard effective January 1, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In December 2008, the FASB staff issued FSP SFAS 132(R)-1, Employers’ disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-20-65-2). This guidance requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan. Vishay adopted this guidance for its December 31, 2009 annual report. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Reclassifications

In addition to the changes due to the retrospective adoption of new accounting guidance described above, certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 - Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through targeted and synergistic acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

Year ended December 31, 2009

Intended Spin-off of Vishay Precision Group, Inc.

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

The product lines which will comprise Vishay Precision Group are included in the Passive Components segment. Revenues for the years ended December 31, 2009, 2008, and 2007 were approximately $172 million, $242 million, and $239 million, respectively. The spin-off will enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, Vishay is expected to be a more competitive, pure-play discrete electronic components company.

Vishay’s Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur in the second quarter of 2010. The spin-off will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and other customary conditions.

Note 2 - Acquisition and Divestiture Activities (continued)

Year ended December 31, 2008

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

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. A portion of this amount was paid during the year ended December 31, 2009 and is reflected on the accompanying consolidated statement of cash flows as cash flow from discontinued operations.

Acquisition of Partner’s Interest in India Joint Venture

On June 30, 2008, in the Company’s third fiscal quarter of 2008, the Company acquired its partner’s interest in a joint venture in India for approximately $9.6 million in cash. Vishay previously owned 49% of this entity, which is engaged in the manufacture and distribution of transducers. The entity has been renamed Vishay Transducers India, Ltd.

As a non-controlled investment, Vishay Transducers India, Ltd. had been accounted for using the equity basis. Effective June 30, 2008, Vishay began reporting this entity as a consolidated subsidiary, included in the Passive Components segment.

The cost to acquire the partner’s 51% interest has been allocated on a pro rata basis to assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill. As a result of this transaction, the Company recorded goodwill of $5.2 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3).

Note 2 – Acquisition and Divestiture Activities (continued)

Acquisition of Powertron GmbH

On July 23, 2008, the Company acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. For financial reporting purposes, the results of operations for Powertron have been included in the Passive Components segment from July 23, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $9.9 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3).

Acquisition of Wet Tantalum Business

On September 15, 2008, Vishay acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. For financial reporting purposes, the results of operations for the wet tantalum business have been included in the Passive Components segment from September 15, 2008. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $19.4 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3).

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

On September 10, 2008, Vishay announced that it had increased the price of its all-cash proposal to acquire all of the outstanding shares of International Rectifier common stock to $23.00 per share and that Vishay intended to nominate three independent directors for election to the International Rectifier Board at International Rectifier’s delayed 2007 annual shareholders meeting. In addition, Vishay filed a complaint in the Court of Chancery of the State of Delaware naming as defendants International Rectifier and its eight directors.

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

On June 25, 2009, Vishay and International Rectifier Corporation entered into a settlement agreement with respect to the acquisition.

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

For financial reporting purposes, the results of operations for the PCS business have been included in the Semiconductors segment from April 1, 2007, excluding the automotive modules and subsystems business unit, which is reported as discontinued operations. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $185.3 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3). Vishay recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

Acquisition of PM Group PLC and Sale of its Electrical Contracting Business

On April 19, 2007, Vishay declared its cash tender offer for all shares of PM Group PLC wholly unconditional, and assumed ownership of PM Group. PM Group is an advanced designer and manufacturer of systems used in the weighing and process control industries located in the United Kingdom. The aggregate cash paid for all shares of PM Group was approximately $45.7 million. The transaction was funded using cash on-hand.

Concurrent with the completion of the transaction, Vishay sold PM Group’s electrical contracting business for approximately $16.1 million. No gain or loss was recognized on the sale of the electrical contracting business.

The results of operations of PM Group are included in the results of the Passive Components segment from April 19, 2007. After allocating the purchase price to the assets acquired and the liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $18.6 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3).

Note 3 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performed its annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently whenever events or changes in circumstances indicate that the asset might be impaired.

SFAS No. 142, Goodwill and Other Intangible Assets (ASC Topic 350), prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

To measure the amount of the impairment, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those business units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

In light of a sustained decline in market capitalization that Vishay and its peer group companies experienced in 2008, and other factors, the Company determined that an interim impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

The Passive Components segment goodwill is allocated to two reporting units for impairment evaluation purposes, namely Other Passives and Measurements Group. The Semiconductors segment represents a single reporting unit for impairment evaluation purposes.

After completing step one of the impairment test as of June 28, 2008 (the end of the second fiscal quarter), the Company determined that the estimated fair value of its Semiconductors and Other Passives reporting units was less than the net book value of those reporting units, requiring the completion of the second step of the impairment evaluation. Upon completion of a preliminary step two analysis, the Company recorded its best estimate of the impairment loss as of June 28, 2008, as permitted by GAAP when an impairment indicator arises toward the end of an interim reporting period. This estimate was refined during the third quarter of 2008. The estimated fair value of the Measurements Group reporting unit was greater than the net book value of that unit, and accordingly, no second step was required for the Measurement Group reporting unit as of June 28, 2008.

Given the further deterioration of market conditions in the third quarter of 2008, an additional impairment test was performed as of September 27, 2008 (the end of the third fiscal quarter of 2008). After completing step one of the impairment test as of September 27, 2008, the Company determined that the estimated fair value of its Other Passives reporting unit was less than the net book value of this reporting unit. This required the completion of the second step of the impairment evaluation. Upon completion of the step two analysis, the Company recorded an additional impairment charge for its Other Passives reporting unit. Subsequent to recording this impairment charge, the Other Passives reporting unit had no remaining goodwill recorded on the consolidated balance sheet. The estimated fair value of the Semiconductors and Measurements Group reporting units was greater than the net book value of the respective reporting units as of September 27, 2008, and accordingly, no second step was required for the Semiconductors and Measurement Group reporting units at September 27, 2008.

Given the further deterioration of market conditions in the fourth quarter, an additional impairment test was performed as of December 31, 2008 (the end of the fourth fiscal quarter of 2008). After completing step one of the impairment test as of December 31, 2008, the Company determined that the estimated fair value of its Semiconductors and Measurements Group reporting units were less than the net book value of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of the step two analysis, the Company recorded additional impairment charges for both its Semiconductors and Measurements Group reporting units. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet.

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

The goodwill impairment charge was noncash in nature and did not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2008 and 2007 were as follows (in thousands):

		Passive
	Semiconductors	Components	Total
Balance at January 1, 2007	$870,588	$593,404	$1,463,992
Goodwill acquired during the year	198,472	18,600	217,072
Purchase price allocation adjustments	(23,567)	(4,153)	(27,720)
Currency translation adjustments	12,417	10,736	23,153
Balance at December 31, 2007	1,057,910	618,587	1,676,497
Goodwill acquired during the year	-	34,530	34,530
Purchase price allocation adjustments	(14,875)	(911)	(15,786)
Impairment charges	(1,043,952)	(652,222)	(1,696,174)
Currency translation adjustments	917	16	933
Balance at December 31, 2008	$-	$-	$-

As described above, Passive Components segment goodwill is allocated to the Other Passives and Measurements Group reporting units for impairment evaluation purposes.

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

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth fiscal quarters of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360), and certain indefinite-lived intangible assets in accordance with SFAS No. 142 (ASC Topic 350). As a result of those assessments, the Company recorded impairment charges totaling $27 million during the third fiscal quarter of 2008 related to indefinite-lived intangible assets (certain tradenames), allocated $15 million to the Semiconductors segment and $12 million to the Passive Components segment. The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

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

The indefinite-lived intangible assets impairment charge was noncash in nature and did not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

Other intangible assets were as follows (in thousands):

	December 31,
	2009	2008
Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$119,042	$118,338
Capitalized software	56,342	53,580
Customer relationships	59,383	58,219
Tradenames	39,612	39,238
Non-competition agreements	14,904	14,707
Other	-	2,330
	289,283	286,412
Accumulated amortization:
Patents and acquired technology	(78,225)	(66,816)
Capitalized software	(46,951)	(41,877)
Customer relationships	(18,472)	(12,104)
Tradenames	(7,844)	(3,207)
Non-competition agreements	(4,527)	(2,736)
Other	-	(2,249)
	(156,019)	(128,989)
Net Intangible Assets Subject to Amortization	133,264	157,423
Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$153,623	$177,782

Other definite lived intangible assets were comprised of acquired backlog and certain transition services and supply agreements associated with acquisitions. Amortization expense (excluding capitalized software) was $22,731,000, $20,798,000, and $16,566,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2010	$22,391
2011	18,164
2012	14,936
2013	14,248
2014	13,807

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

Year ended December 31, 2009

The Company recorded restructuring and severance costs of $37,874,000 for the year ended December 31, 2009. Employee termination costs were $33,142,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $4,732,000 of other exit costs, principally lease termination costs related to facility closures and $681,000 of asset write-downs during the year ended December 31, 2009. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into 2009.

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$33,142	$4,732	$37,874	2,571
Utilized	(21,293)	(2,989)	(24,282)	(2,321)
Foreign currency translation	802	15	817	-
Balance at December 31, 2009	$12,651	$1,758	$14,409	250

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2010. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

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

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first fiscal quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000. During the fourth quarter of 2008, the Company also recorded asset write-downs of $878,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. These buildings are held-for-sale and classified as “other assets” at December 31, 2008.

Also during the year ended December 31, 2008, the Company sold land and buildings that had been vacated as part of its restructuring programs and recognized a gain of $4,510,000, which is recorded within selling, general, and administrative expenses.

The following table summarizes activity to date related to restructuring programs initiated in 2008 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$58,601	$3,936	$62,537	3,245
Utilized	(32,774)	(2,826)	(35,600)	(1,707)
Foreign currency translation	(1,055)	(478)	(1,533)	-
Balance at December 31, 2008	$24,772	$632	$25,404	1,538
Utilized	(21,859)	(344)	(22,203)	(1,098)
Foreign currency translation	(413)	41	(372)	-
Balance at December 31, 2009	$2,500	$329	$2,829	440

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2010. The payment terms related to these restructuring programs vary, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs (continued)

Year ended December 31, 2007

The Company recorded restructuring and severance costs of $18,004,000 during the year ended December 31, 2007. Employee termination costs were $15,432,000, covering technical, production, administrative and support employees located in Belgium, China, France, Germany, Hungary, and the United States. The Company also incurred $2,572,000 of other exit costs, principally related to the consolidation of warehouse facilities in the United States. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company. The Company also recorded asset write-downs of $3,869,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. Certain of these buildings are held-for-sale and classified as “other assets” at December 31, 2007. Others are being leased to third-parties and were reduced to their fair value based on the present value of future lease receipts.

Also during the year ended December 31, 2007, the Company sold a building that had been vacated as part of its restructuring programs and recognized a gain of $3,118,000, which is recorded within selling, general, and administrative expenses.

Substantially all amounts related to programs initiated in 2007 have been paid as of December 31, 2009.

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes consists of the following components (in thousands):

	Years ended December 31,
	2009	2008	2007
Domestic	$(54,041)	$(977,380)	$(36,428)
Foreign	14,326	(695,108)	218,768
	$(39,715)	$(1,672,488)	$182,340

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$817	$700	$704
State and local	505	721	1,100
Foreign	28,435	22,537	45,127
	29,757	23,958	46,931
Deferred:
Federal	(6,332)	(7,336)	4,301
State and local	286	2,180	57
Foreign	(6,911)	(7,615)	12,844
	(12,957)	(12,771)	17,202
Total income tax expense	$16,800	$11,187	$64,133

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Pension and other retiree obligations	$47,273	$56,481
Inventories	14,285	16,397
Net operating loss carryforwards	238,153	224,778
Tax credit carryforwards	23,211	22,548
Other accruals and reserves	47,861	60,610
Total gross deferred tax assets	370,783	380,814
Less valuation allowance	(246,669)	(232,261)
	124,114	148,553
Deferred tax liabilities:
Tax over book depreciation	20,486	31,585
Intangible assets other than goodwill	10,676	15,014
Earnings not permanently reinvested	39,375	59,344
Other - net	8,014	10,168
Total gross deferred tax liabilities	78,551	116,111

Net deferred tax assets	$45,563	$32,442

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). In accordance with SFAS No. 109, Accounting for Income Taxes (ASC Topic 740), the carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Tax at statutory rate	$(13,900)	$(585,371)	$63,819
State income taxes, net of U.S. federal tax benefit	513	1,886	748
Effect of foreign operations	16,259	(7,509)	(22,148)
FIN 48 accruals	1,395	487	4,674
Increase valuation allowance on U.S. deferred tax asset	-	25,434	18,457
Goodwill impairment	-	549,237	-
Reduction in U.S. valuation allowance due to repatriation	-	(49,313)	-
Tax on repatriated earnings	-	40,696	-
Tax on earnings not permanently reinvested	-	39,375	-
Settlement agreement gain	(9,868)	-	-
Non-deductible expenses related to intended spin-off	1,265	-	-
Executive employment agreement charge	20,238	-	-
Other	898	(3,735)	(1,417)
Total income tax expense	$16,800	$11,187	$64,133

Note 5 – Income Taxes (continued)

At December 31, 2009, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires
Austria	$15,403	No expiration
Belgium	217,878	No expiration
Brazil	19,390	No expiration
France	42,469	No expiration
Germany	68,521	No expiration
Israel	232,036	No expiration
Netherlands	125,968	No expiration
United States	91,129	2023-2028

Approximately $167,330,000 of the carryforwards in Austria, Belgium, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Valuation allowances of $49,043,000 and $49,002,000, as of December 31, 2009 and 2008, respectively, have been recorded through goodwill for these acquired net operating losses. Prior to the adoption of SFAS No. 141-R (ASC Topic 805) on January 1, 2009 (see Note 1), if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill. After the adoption of the updated guidance on January 1, 2009, the benefits of such losses will be recorded as a reduction of tax expense. In 2009, the tax benefit recognized through a reduction of acquisition-date valuation allowances recorded as a reduction of tax expense was $980,000. In 2008 and 2007, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $3,378,000 and $4,513,000, respectively.

At December 31, 2009, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires
Federal Alternative Minimum Tax	$15,211	No expiration
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

At December 31, 2009, no provision has been made for U.S. federal and state income taxes on approximately $1,685,707,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits as a result of this repatriation. The Company expected that it would need to repatriate additional cash to repay the term loan outstanding under its credit facility (see Note 6), and recorded additional tax expense on the expected repatriation of $112.5 million because such earnings are not deemed to be indefinitely reinvested outside of the United States. At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Net income taxes paid (refunded) were ($4,714,000), $72,116,000, and $45,339,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Note 5 – Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1.9 million and $0.9 million, respectively. During the years ended December 31, 2009 and 2008, the Company recognized approximately $1.1 million and $0.5 million, respectively, in interest and penalties.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits (in thousands):

	Years ended December 31,
	2009	2008
Balance at beginning of year	$47,778	$65,523
Addition based on tax positions related to the current year	2,491	5,572
Addition based on tax positions related to prior years	4,684	487
Currency translation adjustments	417	1,152
Reduction based on tax positions related to prior years	-	(8,251)
Reduction for settlements	(737)	(15,227)
Reduction for lapses of statute of limitation	(170)	(1,478)
Balance at end of year	$54,463	$47,778

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, the Company’s U.S. federal tax returns for 2003 and later years will remain subject to examination until the losses are utilized. Examinations of principal subsidiaries in Germany through the 2004 tax year were concluded in 2008. The tax returns of significant consolidated subsidiaries are currently under examination, including Israel (2004 and later years) and Republic of China (Taiwan) (1996 and later years). The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to tax examinations.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	87,500	112,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	16,736	2,305
	336,106	346,675
Less current portion	16,054	13,044
	$320,052	$333,631

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
The borrowings under the credit facility are secured by accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of the Company and subsidiaries located in the United States, accounts receivable of a German subsidiary, certain intercompany loans to a significant German subsidiary and pledges of stock in certain significant subsidiaries and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that the Company failed to make principal or interest payments under the credit facility. Certain of the Company’s subsidiaries are permitted to borrow up to a limit of $125 million under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by the Company. The Company may be required to amend the credit facility to complete the intended spin-off of the Vishay Precision Group.

The amended credit facility continues to restrict the Company from paying cash dividends and requires the Company to comply with other covenants, including the maintenance of specific financial ratios. The Company was in compliance with all covenants at December 31, 2009, and expects to continue to be in compliance based on current projections. The Company also has mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

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

Note 6 – Long-Term Debt (continued)

Revolving Credit Commitment

The amended credit facility includes a revolving credit commitment of up to $250 million.

Interest on the revolving credit commitment is payable at prime or other variable interest rate options. The Company is also required to pay facility commitment fees. The July 31, 2009 amendment would have required additional fees if the September 26, 2009 fixed charges coverage ratio (“FCCR”) was less than 2.50 to 1. At September 26, 2009, the Company’s FCCR was 3.38 to 1. As such, the Company did not incur any additional fees. At December 31, 2009, borrowings under the revolving credit commitment, based on the current leverage ratio, bore interest at LIBOR plus 1.52%.

In July 2008, the Company borrowed $125 million under the revolving credit commitment for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below). This amount remained outstanding at December 31, 2008 and 2009.

Letters of credit totaling $7,945,000 and $10,995,000 were issued under the revolving credit commitment at December 31, 2009 and 2008, respectively. At December 31, 2009, there was $117,055,000 available under the revolving credit commitment.

Term Loan

The Company borrowed $125 million under the amended credit facility in the form of a senior secured term loan in July 2008 for the purpose of repurchasing the Company’s 3-5/8% convertible subordinated notes due 2023 (as further described below). The principal amount is due in semi-annual installments payable on January 1 and July 1 through 2011. The principal amount of the repayment due July 1, 2010 is $12.5 million, and the principal amount of the repayments due in 2011 will each equal $37.5 million. The Company made the installment payment that was due on January 1, 2010 on December 31, 2009. There are no penalties for early payments of the term loan. Prepayments of the term loan principal would reduce all future principal payments under the term loan. The borrowings under the term loan, based on the current leverage ratio, bear interest at LIBOR plus 2.50%.

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

Note 6 – Long-Term Debt (continued)

Convertible Subordinated Notes, due 2023

In 2003, the Company sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. The notes pay interest semiannually.

Holders may convert the notes into Vishay common stock prior to the close of business on August 1, 2023 if (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the notes falls below 98% of the average last reported sales price of Vishay common stock multiplied by the conversion rate for a specified period; (3) the notes have been called for redemption; (4) the credit ratings assigned to the notes are lowered by two or more levels from their initial ratings; or (5) specified corporate transactions occur. In addition, holders of the notes will have the right to require the Company to repurchase all or some of their notes upon the occurrence of certain events constituting a fundamental change. None of these conditions had occurred as of December 31, 2009. The conversion price of $21.28 is equivalent to a conversion rate of 46.9925 shares per $1,000 principal amount of notes.

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

Pursuant to the repurchase, the Company paid $498,130,000 plus accrued interest to holders of the notes on August 1, 2008. The purchase price was paid in cash and funded from cash on-hand, $125 million of borrowings under the revolving credit commitment described above, and $125 million from the term loan described above.

The purchase price for the notes was equal to their principal amount, and accordingly, the Company did not recognize any gain or loss on the repurchase of the Notes. At December 31, 2009, notes with an aggregate principal amount of $1,870,000 remain outstanding. These notes are convertible into 87,876 shares.

The Company intends to call the remaining notes on August 1, 2010, pursuant to the conditions of the indenture governing the notes. Accordingly, the notes are classified as a current liability as of December 31, 2009.

Note 6 – Long-Term Debt (continued)

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2010	16,054
2011	76,500
2012	128,000
2013	5,276
2014	4,629
Thereafter	105,647

At December 31, 2009, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $60.2 million, which was substantially unused. At December 31, 2008, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $58.9 million, of which approximately $47.6 million was unused. Outstanding amounts pursuant to these credit lines are reported as “notes payable to banks” on the consolidated balance sheet. The weighted average interest rate on these short-term borrowings as of December 31, 2008 was 1.72%.

At December 31, 2009 and 2008, the Company had letters of credit totaling approximately $1.2 and $1.2 million, respectively, in addition to letters of credit issued under the revolving credit facility.

Interest paid was $10,243,000, $21,722,000, and $27,499,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

See Note 18 for further discussion on the fair value of the Company’s long-term debt.

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

On August 10, 2000, the Board of Directors of the Company authorized the repurchase of up to 5,000,000 shares of its common stock from time to time in the open market. As of December 31, 2009, the Company had repurchased 248,500 shares. No shares have been repurchased since 2001.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents. Of these warrants, 7,000,000 have an exercise price of $20.00 per share, and 1,823,529 have an exercise price of $30.30 per share. These warrants expire in December 2012.

At December 31, 2009, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	2,728,000
Restricted stock units outstanding	155,000
2007 Stock Incentive Program - available to grant	2,595,000
Phantom stock units outstanding	120,000
Phantom stock units available to grant	145,000
Employee stock plans - available to grant	305,126
Common stock warrants	8,823,529
Exchangeable unsecured notes, due 2102	6,176,471
Convertible subordinated notes, due 2023	87,876
Conversion of Class B common stock	14,352,888
35,488,890

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Foreign exchange gain (loss)	$5,039	$(609)	$(5,164)
Interest income	3,917	12,642	19,419
Dividend income	4	96	470
Incentive from Chinese government	-	800	1,238
Other	831	1,947	(15)
	$9,791	$14,876	$15,948

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Restructuring	$17,752	$27,221
Sales returns and allowances	29,068	37,434
Goods received, not yet invoiced	36,925	34,675
Other	78,338	91,756
	$162,083	$191,086

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2007
Pension and other
post-retirement actuarial items	$(95,387)	$43,526	$(8,850)	$34,676	$(60,711)
Reclassification adjustment for
recognition of actuarial items		6,146	(446)	5,700	5,700
Currency translation adjustment	130,237	84,697	-	84,697	214,934
Unrealized gain on
available-for-sale securities	643	(456)	160	(296)	347
	$35,493	$133,913	$(9,136)	$124,777	$160,270

December 31, 2008
Pension and other
post-retirement actuarial items	$(55,011)	$(70,322)	$(1,651)	$(71,973)	$(126,984)
Reclassification adjustment for
recognition of actuarial items		4,851	(49)	4,802	4,802
Currency translation adjustment	214,934	(16,673)	-	(16,673)	198,261
Unrealized gain (loss) on
available-for-sale securities	347	(703)	246	(457)	(110)
	$160,270	$(82,847)	$(1,454)	$(84,301)	$75,969

December 31, 2009
Pension and other
post-retirement actuarial items	$(122,182)	$6,231	$(832)	$5,399	$(116,783)
Reclassification adjustment for
recognition of actuarial items		10,831	42	10,873	10,873
Currency translation adjustment	198,261	10,080	-	10,080	208,341
Unrealized gain (loss) on
available-for-sale securities	(110)	1,006	(352)	654	544
	$75,969	$28,148	$(1,142)	$27,006	$102,975

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

At December 31, 2009 and 2008, the Company had valuation allowances of $37,412,000 and $43,145,000, respectively, against the deferred tax effect of equity adjustments related to pension and other postretirement benefits.

Note 11 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans. GAAP requires employers to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its balance sheet. The recognition of the funded status on the balance sheet requires employers to recognize actuarial items (such as actuarial gains and losses, prior service costs, and transition obligations) as a component of other comprehensive income, net of tax.

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans (in thousands):

	December 31,
	2009	2008
Included in "Other Assets":
Foreign pension plans	$1,802	$2,988
Total included in other assets	$1,802	$2,988
Accrued pension and other postretirement costs:
U.S. pension plans	$(72,789)	$(91,322)
Non-U.S. pension plans	(198,455)	(201,346)
U.S. other postretirement plans	(13,617)	(12,941)
Non-U.S. other postretirement plans	(5,841)	(7,405)
Other retirement obligations	(11,228)	(12,098)
Total accrued pension and other postretirement costs	$(301,930)	$(325,112)
Accumulated other comprehensive loss:
U.S. pension plans	$110,893	$129,282
Non-U.S. pension plans	7,420	7,708
U.S. other postretirement plans	(5,506)	(7,118)
Total accumulated other comprehensive loss*	$112,807	$129,872

____________________

*	- Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

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

Qualified U.S. Pension Plans

The qualified U.S. pension plans include both contributory and non-contributory plans. The Company’s principal qualified U.S. pension plan (the Vishay Retirement Plan) was funded through Company and participant contributions to an irrevocable trust fund. The Company’s other qualified U.S. pension plans, which were assumed as a result of past acquisitions, were funded only through Company contributions.

During the fourth quarter of 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plan, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the plan to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan at December 31, 2009 and 2008 were approximately $15 million and $11 million, respectively.

During the fourth quarter of 2008, the Company adopted amendments to the Vishay Non-Qualified Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

Note 11 – Pensions and Other Postretirement Benefits (continued)

The Company also maintains other pension plans which provide supplemental defined benefits primarily to former U.S. employees whose benefits under qualified pension plans were limited by ERISA. These non-qualified plans are all non-contributory plans, and are considered to be unfunded.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$271,242	$229,105	$274,080	$263,280
Service cost (adjusted for actual
employee contributions)	-	2,991	4,141	4,484
Interest cost	16,745	11,174	16,618	12,804
Plan amendments	932	94	-	(242)
Acquisitions	-	-	-	81
Contributions by participants	-	92	1,598	115
Actuarial (gains) losses	17,856	(313)	3,661	(8,607)
Curtailments and settlements	-	(2,874)	(12,591)	(17,757)
Benefits paid	(17,345)	(14,031)	(16,265)	(13,688)
Currency translation	-	5,178	-	(11,365)
Benefit obligation at end of year	$289,430	$231,416	$271,242	$229,105

Change in plan assets:
Fair value of plan assets at beginning
of year	$179,920	$30,747	$252,861	$48,460
Actual return on plan assets	40,796	2,696	(71,829)	(3,061)
Acquisitions	-	-	-	38
Company contributions	13,270	15,022	13,555	18,282
Plan participants’ contributions	-	92	1,598	115
Benefits paid	(17,345)	(14,031)	(16,265)	(13,688)
Settlements	-	(1,435)	-	(13,635)
Currency translation	-	1,671	-	(5,764)
Fair value of plan assets at end of year	$216,641	$34,762	$179,920	$30,747
Funded status at end of year	$(72,789)	$(196,654)	$(91,322)	$(198,358)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other assets	$-	$1,802	$-	$2,988
Accrued benefit liability	(72,789)	(198,455)	(91,322)	(201,346)
Accumulated other comprehensive loss	110,893	7,420	129,282	7,708
	$38,104	$(189,233)	$37,960	$(190,650)

Actuarial items consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$111,189	$7,420	$130,476	$7,708
Unamortized prior service credit	(296)	-	(1,194)	-
	$110,893	$7,420	$129,282	$7,708

The following table sets forth additional information regarding the projected and accumulated benefit obligations (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accumulated benefit obligation, all plans	$289,430	$218,377	$271,242	$216,143

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$289,430	$226,230	$271,242	$224,064
Accumulated benefit obligation	289,430	215,893	271,242	213,493
Fair value of plan assets	216,641	27,760	179,920	22,830

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,
	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$-	$3,083	$5,739	$4,598	$6,331	$4,925
Less employee
contributions	-	92	1,598	115	1,679	126
Net service cost	-	2,991	4,141	4,483	4,652	4,799
Interest cost	16,745	11,174	16,618	12,804	15,871	11,153
Expected return on
plan assets	(14,955)	(1,689)	(20,881)	(2,612)	(20,553)	(3,012)
Amortization of actuarial
losses	11,300	70	2,255	2,774	3,325	5,146
Amortization of
prior service (credit) cost	34	94	(167)	-	324	(2,662)
Curtailment and settlement
losses (gains)	-	405	-	2,624	-	(57)
Net periodic benefit cost	$13,124	$13,045	$1,966	$20,073	$3,619	$15,367

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2009, 2008, and 2007. The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2010 is $9.6 million.

The net curtailment and settlement losses for 2009 are primarily related to the Company’s restructuring plans in the Philippines and the Republic of China (Taiwan). The settlement losses for 2008 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan). See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	5.19%	6.25%	5.27%
Rate of compensation increase	0.00%	2.34%	0.00%	2.42%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.27%	6.25%	4.91%
Rate of compensation increase	0.00%	2.42%	4.00%	2.53%
Expected return on plan assets	8.50%	5.17%	8.50%	5.78%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The target allocation has historically been approximately 60% invested in equity securities and 40% invested in debt securities. The Company’s non-U.S. defined benefit plans are largely invested in cash, with a small percentage invested in equity and fixed income securities, based on local laws and customs. The plans do not invest in securities of Vishay or its subsidiaries.

Plan assets are comprised of:

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Equity securities	58%	22%	54%	27%
Fixed income securities	42%	34%	46%	37%
Cash and cash equivalents	0%	44%	0%	36%
Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2010	$16,527	$11,953
2011	16,974	12,369
2012	17,709	12,946
2013	18,979	13,733
2014	19,455	14,884
2015-2018	103,022	82,233

The Company anticipates making contributions to U.S. defined benefit pension plans of between $12 million and $16 million in 2010.

The Company’s anticipated 2010 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

Despite some recovery in 2009, events in the financial markets have led to declines in the fair value of investment securities held by our pension plans. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$12,941	$7,405	$17,586	$8,107
Service cost	113	330	180	389
Interest cost	810	391	1,012	408
Plan amendments	-	-	(3,795)	-
Actuarial (gains) losses	946	(829)	(716)	81
Benefits paid	(1,193)	(1,502)	(1,326)	(1,460)
Currency translation	-	46	-	(120)
Benefit obligation at end of year	$13,617	$5,841	$12,941	$7,405

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(13,617)	$(5,841)	$(12,941)	$(7,405)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accrued benefit liability	$(13,617)	$(5,841)	$(12,941)	$(7,405)
Accumulated other comprehensive income	(5,506)	-	(7,118)	-
	$(19,123)	$(5,841)	$(20,059)	$(7,405)

Actuarial items consist of the following (in thousands):

	December 31, 2009		December 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial gain	$(2,977)	$-	$(4,222)	$-
Unamortized prior service (credit) cost	(2,737)	-	(3,178)	-
Unrecognized net transition obligation	208	-	282	-
	$(5,506)	$-	$(7,118)	$-

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,
	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$113	$330	$180	$389	$216	$435
Interest cost	810	391	1,012	408	981	350
Amortization of actuarial
gains	(300)	-	(270)	-	(257)	-
Amortization of
prior service cost	(441)	-	66	-	77	-
Amortization of
transition obligation	74	-	193	-	193	-
Net periodic benefit cost	$256	$721	$1,181	$797	$1,210	$785

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are not material and approximate the amounts amortized in 2009.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	5.50%	6.25%	5.62%
Rate of compensation increase	0.00%	3.46%	0.00%	3.41%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	6.25%	5.62%	6.25%	5.15%
Rate of compensation increase	0.00%	3.41%	4.00%	3.20%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2010	1,222	173
2011	1,234	211
2012	1,205	305
2013	1,196	439
2014	1,196	557
2015-2018	5,762	3,258

As the plans are unfunded, the Company’s anticipated contributions for 2010 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date. At December 31, 2009 and 2008, the consolidated balance sheets include $11,228,000 and $12,098,000 within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the Company match for affected employees was increased. The Company’s matching expense for the plans was $5,004,000, $3,250,000, and $3,322,000 for the years ended December 31, 2009, 2008, and 2007, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2009 and 2008 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2009, 2008, and 2007, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2009 and 2008 were approximately $12 million and $11 million, respectively. Assets held in trust are intended to approximate the Company’s liability under this plan.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions. The liabilities recorded for these obligations total $12,283,000 and $18,460,000 as of December 31, 2009 and 2008, respectively. Of these amounts, $2,982,000 and $2,718,000 are included in accrued liabilities as of December 31, 2009 and 2008, respectively, with the remaining amounts included in other noncurrent liabilities.

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

The following table summarizes share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2009	2008	2007
Stock options	$827	$1,322	$1,429
Restricted stock units	869	1,413	-
Phantom stock units	74	421	344
Restricted stock	-	28	46
Total	$1,770	$3,184	$1,819

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2009 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$1,271	2.4
Restricted stock units	600	1.4
Phantom stock units	-	0.0
Restricted stock	-	0.0
Total	$1,871

Note 12 – Share-Based Compensation (continued)

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

At December 31, 2009, the Company has reserved 2,595,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2009, 1,148,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

On November 2, 2001, Vishay acquired General Semiconductor, Inc., which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock on the date of the acquisition. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. At December 31, 2009, 1,499,000 options related to this plan remain outstanding and may be exercised in future periods. No additional options may be granted from this plan.

Note 12 – Share-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	3,904	$18.55	4,691	$18.09	6,706	$16.47
Granted	-	-	36	8.76	526	17.33
Exercised	-	-	(110)	5.60	(1,879)	11.01
Cancelled	(1,176)	15.55	(713)	17.01	(662)	21.18
End of year	2,728	$19.84	3,904	$18.55	4,691	$18.09

Vested and
expected to vest	2,728		3,904		4,691

Exercisable:
End of year	2,400		3,457		4,117

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2009 (number of options in thousands, contractual life in years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$8.72-$8.98	36	8.62	$8.76	6	$8.76
$12.75-$14.25	81	6.28	14.03	44	13.95
$15.50-$17.51	709	1.90	16.36	681	16.40
$17.54	657	0.82	17.54	657	17.54
$18.00	350	7.39	18.00	117	18.00
$18.10-$22.42	20	1.10	19.12	20	19.12
$25.13	663	0.78	25.13	663	25.13
$25.75-$34.52	212	0.44	29.34	212	29.34
Total	2,728	2.52	$19.85	2,400	$20.30

The weighted-average remaining contractual life of all exercisable options is 1.44 years.

Note 12 – Share-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2009. The following weighted-average assumptions were incorporated into the model used to value the options granted in 2008 and 2007:

	2008	2007
	Grants	Grants
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	4.8%
Expected volatility	58.3%	59.8%
Expected life (in years)	7.2	7.2

The expected life of the options was estimated based on historical experience for a group of employees similar to the respective grantees. The expected volatility was estimated based on historical volatility over a period equal to the expected life of the options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2009 of $8.35 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was approximately $0.1 million and $10.8 million, respectively.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Unvested:
Beginning of year	447	$9.64	574	$9.76	72	$9.24
Granted	-	-	36	4.93	526	9.95
Vested	(93)	8.96	(98)	8.20	(23)	12.58
Forfeited	(26)	8.47	(65)	10.24	(1)	7.50
End of year	328	$9.93	447	$9.64	574	$9.76

Note 12 – Share-Based Compensation (continued)

Restricted Stock Units

In May 2008, 480,000 RSUs were granted to certain officers and directors. Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity for the years ended December 31, 2009 and 2008 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Grant-date	of	Grant-date
	RSUs	Fair Value	RSUs	Fair Value
Outstanding:
Beginning of year	197	$9.88	-	$-
Granted	36	5.20	480	9.88
Vested	(78)	9.20	(76)	9.88
Forfeited	-	-	(207)	9.88
End of year	155	$9.14	197	$9.88

Note 12 – Share-Based Compensation (continued)

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. During the years ended December 31, 2008 and 2007, the Company had such employment arrangements with five of its executives. As of January 1, 2009, the Company has such employment arrangements with four of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2009		2008		2007
	Number	Grant-	Number	Grant-	Number	Grant-
	of	date	of	date	of	date
	Phantom	Fair Value	Phantom	Fair Value	Phantom	fair value
	Stock Units	per Unit	Stock Units	per Unit	Stock Units	per Unit
Outstanding:
Beginning of year	100		100		75
Granted	20	$3.70	25	$11.42	25	$13.75
Redeemed for
common stock	-		(25)		-
End of year	120		100		100

Available for
future grants	145		165		190

Note 12 – Share-Based Compensation (continued)

Employee Stock Plans

The Company has employee stock plans which have 305,126 shares of common stock available for issuance at December 31, 2009. Employee stock grants are restricted at the date of grant and vest over periods of three to five years. Restrictions imposed upon the grantee are at the discretion of the Compensation Committee of the Board of Directors. Most grants, and all present restricted shares outstanding under these plans, are only subject to a vesting condition.

There were zero, 4,000, and 9,000 unvested shares of restricted stock outstanding at December 31, 2009, 2008, and 2007, respectively. No restricted stock was granted during the years ended December 31, 2009, 2008, and 2007 pursuant to these plans. No shares of restricted stock were forfeited during the years ended December 31, 2009, 2008, or 2007.

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $29,631,000, $32,664,000, and $35,244,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2010	$23,402
2011	18,066
2012	14,762
2013	11,399
2014	11,278
Thereafter	30,673

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

The Company has accrued environmental liabilities of $12.5 million as of December 31, 2009 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $9.3 million at December 31, 2009 for other environmental matters. The liabilities recorded for these matters total $21.8 million, of which $5.7 million is included in other accrued liabilities on the consolidated balance sheet, and $16.1 million is included in other noncurrent liabilities on the consolidated balance sheet.

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

Note 13 – Commitments and Contingencies (continued)

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

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 agreement”). Pursuant to the 2008 agreement, Tower continued to manufacture wafers covered by the 2004 agreement, but at lower quantities and at lower prices, through 2009. Tower also manufactures wafers for other product lines acquired as part of the PCS acquisition through 2012. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 agreement through the payment of penalties equal to unavoidable fixed costs. Additionally, as contemplated, Siliconix agreed to forgive the balance of the 2004 advance and paid a $2,500,000 contract termination charge.

The foundry agreement with Tower was further amended in March 2009, further reducing the quantity of commitments. As consideration, Siliconix paid $3,000,000 to Tower, which was recorded as a component of cost of products sold. A portion of this payment may be refunded if orders exceed the minimum order commitment.

Management estimates its purchase commitments under the 2008 agreement as follows (in thousands):

2010	28,693
2011	18,242
2012	18,205

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be different than the commitments disclosed above. Actual purchases from Tower during the year ended December 31, 2009 were approximately $31.3 million.

Note 13 – Commitments and Contingencies (continued)

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

Product Quality Claims

The Company is a party to various product quality claims in the normal course of business. The Company provides warranties for its products which offer replacement of defective products. Annual warranty expenses are generally not significant. The Company periodically receives claims which arise from consequential damages which result from a customer’s installation of an alleged defective Vishay component into the customer’s product. Although not covered by its stated warranty, Vishay may occasionally reimburse the customer for these consequential damages.

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

Note 13 – Commitments and Contingencies (continued)

Pursuant to the 2009 Agreement, Dr. Zandman’s right to the royalty payments has been terminated. Dr. Zandman received a payment of $10 million as of the effective date of the amended and restated agreement, and is entitled to receive five additional annual payments of $10 million each. The Company recognized compensation expense of $57.8 million during the second quarter of 2009, representing the present value of these payments. This amount is presented on a separate line in the accompanying consolidated statements of operations. The Company recognized no tax benefit associated with the executive employment agreement charge. At December 31, 2009, the Company had $38.3 million and $10.0 million accrued in other liabilities and other accrued expenses, respectively.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2009 and 2008, the Company had no significant concentrations of credit risk.

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

Note 14 – Current Vulnerability Due to Certain Concentrations (continued)

Our minimum tantalum purchase commitments under the contracts with Cabot exceeded our production requirements for tantalum capacitors over the term of the contract. Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually use all of the material in our inventory. At December 31, 2009 and 2008, the Company had tantalum with a book value of $32,578,000 and $46,750,000, respectively. Of these amounts, the Company classified $13,032,000 and $19,700,000, respectively, as other assets, representing the value of quantities which are not expected to be used within one year.

Geographic Concentration

We have operations outside the United States, and approximately 75% of our revenues during 2009 were derived from sales to customers outside the United States. Some of our products are produced in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Our business has been in operation in Israel for 39 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Note 15 – Segment and Geographic Data

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

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, inventory write-downs, goodwill and indefinite-lived intangible asset impairments, gains or losses on purchase commitments, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business. The following table sets forth business segment information (in thousands):

	Semi-	Passive	Corporate/
	conductors	Components	Other	Total
2009
Net revenues	$1,004,926	$1,037,107	$-	$2,042,033
Segment operating income (loss)	(3,251)	56,358	(92,292)	(39,185)
Restructuring and severance costs	15,479	22,395	-	37,874
Asset write-downs	681	-	-	681
Depreciation expense	112,157	93,522	330	206,009
Interest expense	288	976	9,057	10,321
Capital expenditures	26,236	23,874	230	50,340
Total assets	1,221,097	1,450,126	48,323	2,719,546

2008
Net revenues	$1,460,826	$1,361,385	$-	$2,822,211
Segment operating income (loss)	106,198	74,954	(1,829,848)	(1,648,696)
Restructuring and severance costs	24,105	38,432	-	62,537
Asset write-downs	613	4,460	-	5,073
Impairment of goodwill	1,043,952	652,222	-	1,696,174
Impairment of indefinite-lived intangibles	15,000	12,000	-	27,000
Depreciation expense	109,453	90,047	347	199,847
Interest expense	562	1,676	36,430	38,668
Capital expenditures	92,557	59,375	62	151,994
Total assets	1,301,963	1,465,866	48,131	2,815,960

2007
Net revenues	$1,489,600	$1,343,666	$-	$2,833,266
Segment operating income (loss)	164,380	116,038	(62,050)	218,368
Restructuring and severance costs	1,759	12,922	-	14,681
Asset write-downs	2,665	1,204	-	3,869
Depreciation expense	102,557	91,766	2,241	196,564
Interest expense	426	545	51,005	51,976
Capital expenditures	124,498	69,876	5,653	200,027
Total assets	2,693,668	2,209,724	91,843	4,995,235

Note 15 –Segment and Geographic Data (continued)

Corporate assets include corporate cash, property and equipment, and certain other assets. The “Corporate/Other” column for segment operating income (loss) includes corporate selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Corporate selling, general, and administrative expenses	$(24,108)	$(33,550)	$(27,725)
Loss on purchase commitments	-	(6,024)	-
Restructuring and severance costs	(37,874)	(62,537)	(14,681)
Asset write-downs	(681)	(5,073)	(3,869)
Impairment of goodwill and intangibles	-	(1,723,174)	-
Terminated tender offer costs	-	(4,000)	-
Contract termination charge	-	-	(18,893)
Gain on sale of building	-	4,510	3,118
Settlement agreement gain	28,195	-	-
Executive employment agreement charge	(57,824)	-	-
	$(92,292)	$(1,829,848)	$(62,050)

Note 15 –Segment and Geographic Data (continued)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,
	2009	2008	2007
United States	$312,262	$446,510	$482,395
Germany	544,364	775,394	803,233
Other Europe	195,212	313,331	284,730
Israel	212,483	254,361	228,258
Asia	777,712	1,032,615	1,034,650
	$2,042,033	$2,822,211	$2,833,266

Property and Equipment - Net

	December 31,
	2009	2008
United States	$143,647	$172,319
Germany	134,779	156,042
Czech Republic	65,987	72,847
Other Europe	116,692	129,315
Israel	157,572	189,573
People's Republic of China	192,346	220,234
Republic of China (Taiwan)	119,550	126,120
Other Asia	77,870	93,810
Other	1,813	1,902
	$1,010,256	$1,162,162

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (in thousands, except per share amounts):

	Years ended December 31,
	2009	2008	2007
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(57,188)	$(1,684,393)	$117,027
Loss from discontinued operations	-	(47,826)	(9,587)
Net earnings (loss)	$(57,188)	$(1,732,219)	$107,440

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	-	-	3,634

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$(57,188)	$(1,684,393)	$120,661
Loss from discontinued operations	-	(47,826)	(9,587)
Net earnings (loss)	$(57,188)	$(1,732,219)	$111,074

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,605	186,403	185,646

Effect of dilutive securities:
Convertible and exchangeable notes	-	-	6,176
Employee stock options	-	-	423
Other	-	-	106
Dilutive potential common shares	-	-	6,705

Denominator for diluted earnings (loss) per share -
adjusted weighted average shares	186,605	186,403	192,351

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$(0.26)	$(0.05)
Net earnings (loss)	$(0.31)	$(9.29)	$0.58

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$(0.26)	$(0.05)
Net earnings (loss)	$(0.31)	$(9.29)	$0.58
____________________

* May not add due to rounding

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2009	2008	2007
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	87	13,906	23,450
Exchangeable Unsecured Notes, due 2102	6,176	6,176	-
Weighted average employee stock options	3,615	4,357	3,849
Weighted average warrants	8,824	8,824	8,824
Weighted average other	294	345	-

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The convertible subordinated notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of December 31, 2009, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.

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

As described in Note 6, the Company purchased 99.6% of the outstanding convertible subordinated notes due 2023 pursuant to the option of the holders to require the Company to repurchase their notes on August 1, 2008. The convertible subordinated notes are anti-dilutive for the years ended December 31, 2009 and 2008 and therefore are not included in the computation of diluted earnings per share.

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Accounts receivable	29,055	$126,084	$(63,248)
Inventories	79,415	(9,192)	31,907
Prepaid expenses and other current assets	43,549	(6,555)	(35,799)
Accounts payable	12,838	(67,301)	8,934
Other current liabilities	(55,060)	(72,833)	(19,120)
Net change in operating assets and liabilities	$109,797	$(29,797)	$(77,326)

Note 18 – Fair Value Measurements

Vishay adopted SFAS No. 157 (ASC Topic 820) for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities as of January 1, 2009. The adoption did not have a material effect on the Business’s financial position, results of operations, or liquidity.

The guidance establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trusts	$27,462	$7,389	$20,073	$-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$118,685	118,685	-	-
Fixed income securities	$90,564	58,121	32,443	-
Real Estate Investment Trust securities	$7,392	7,392	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$7,506	7,506	-	-
Fixed income securities	$11,922	11,922	-	-
Cash and cash equivalents	$15,334	15,334	-	-
	$278,865	$226,349	$52,516	$-

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The Company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the Company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy. The fair value of the assets held in rabbi trusts as of December 31, 2008 was $21.3 million.

Note 18 – Fair Value Measurements (continued)

The Company maintains defined benefit retirement plans in certain of its U.S. and non-U.S. subsidiaries. The assets of the plans are measured at fair value.

Equity securities held by the U.S. defined benefit retirement plans consist of various mutual funds that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the mutual funds is considered a Level 1 measurement within the fair value hierarchy.

Fixed income securities held by the U.S. defined benefit retirement plans consist of investments in bond funds that are valued at quoted market prices on the last business day of the year, an investment in guaranteed insurance contracts that are valued based on a discounted cash flow model using observable market-corroborated inputs, and an investment in a short-term investment fund that strictly invests in short-term investments, including commercial paper, certificates of deposit, U.S. government agency and instrumentality obligations, U.S. government obligations, corporate notes, and funding agreements. The maturity date of all investments held by the short-term investment fund is within one year from the financial statement date. The fair value of the short-term investment fund has been estimated using the net asset value per share of the investment. There are no redemption restrictions on the plan’s investment. The fair value measurement of the bond funds is considered a Level 1 measurement, the measurement of the guaranteed insurance contract is considered a Level 2 measurement, and the measurement of the short-term investment fund is considered a Level 2 measurement within the fair value hierarchy.

Real estate investments held by the U.S. defined benefit retirement plans consist of real estate investment trust securities that are valued at quoted market prices on the last business day of the year. The fair value measurement of the real estate investments is considered a Level 1 measurement within the fair value hierarchy.

Equity securities held by the non-U.S. defined benefit retirement plans consist of equity securities that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the equity securities is considered a Level 1 measurement within the fair value hierarchy.

Fixed income securities held by the non-U.S. defined benefit retirement plans consist of government bonds and corporate notes that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the fixed income securities is considered a Level 1 measurement within the fair value hierarchy.

Cash held by the non-U.S. defined benefit retirement plans consists of deposits on account in various financial institutions. The carrying amount of the cash approximates its fair value.

The fair value of the long-term debt at December 31, 2009 and 2008 is approximately $280.6 million and $249.8 million, respectively, compared to its carrying value of $336.1 and $346.7 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 19 – Summary of Quarterly Financial Information (Unaudited)

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$449,511	$460,258	$525,304	$606,960	$733,313	$774,364	$739,092	$575,442
Gross profit	68,024	78,774	104,367	136,996	172,463	179,719	159,501	85,284
Operating income (loss)	(38,363)	(46,697)	11,222	34,653	31,003	(750,211)	(322,109)	(607,379)
Income (loss) from
continuing operations	(29,054)	(58,709)	2,509	28,739	11,918	(747,627)	(301,191)	(646,775)
Loss from discontinued operations	-	-	-	-	(42,136)	-	-	(5,690)
Net earnings (loss) attributable to
noncontrolling interests	73	156	186	258	478	269	144	(173)
Net earnings (loss) attributable to
Vishay stockholders	(29,127)	(58,865)	2,323	28,481	(30,696)	(747,896)	(301,335)	(652,292)

Per Share Data
Basic earnings (loss) per share (a)
Continuing operations	$(0.16)	$(0.32)	$0.01	$0.15	$0.06	$(4.01)	$(1.62)	$(3.47)
Discontinued operations	$-	$-	$-	$-	$(0.23)	$-	$-	$(0.03)
Net earnings (loss)	$(0.16)	$(0.32)	$0.01	$0.15	$(0.16)	$(4.01)	$(1.62)	$(3.50)

Diluted earnings (loss) per share (a)
Continuing operations	$(0.16)	$(0.32)	$0.01	$0.15	$0.06	$(4.01)	$(1.62)	$(3.47)
Discontinued operations	$-	$-	$-	$-	$(0.23)	$-	$-	$(0.03)
Net earnings (loss)	$(0.16)	$(0.32)	$0.01	$0.15	$(0.16)	$(4.01)	$(1.62)	$(3.50)

Certain Items Recorded during the Quarters:
Gross profit:
Loss on purchase commitments	$-	$-	$-	$-	$-	$-	$-	$(6,024)

Operating income (loss):
Restructuring and severance costs	$(18,933)	$(12,090)	$(3,478)	$(3,373)	$(18,202)	$(8,909)	$(6,849)	$(28,577)
Asset write-downs	-	-	-	(681)	(4,195)	-	-	(878)
Impairment of goodwill and
indefinite-lived intangibles	-	-	-	-	-	(800,000)	(357,917)	(565,257)
Terminated tender offer expenses	-	-	-	-	-	-	(4,000)	-
Gains on sale of building	-	-	-	-	-	-	-	4,510
Settlement agreement gain	-	28,195	-	-
Executive employment agreement
charge	-	(57,824)	-	-	-	-	-	-
Contract termination charge	-	-	-	-	-	-	-	-

One-time tax expense	$-	$-	$-	$-	$-	$(9,921)	$-	$(27,014)

Quarter end date (b)	Mar. 28	June 27	Sept. 26	Dec. 31	Mar. 29	June 28	Sept. 27	Dec. 31

(a) May not add due to rounding.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.