Form 10-Q
period 2010-04-03
VISHAY INTERTECHNOLOGY INC
filed 2010-05-11
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

As of May 7, 2010, the registrant had 172,288,582 shares of its common stock and 14,352,839 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
APRIL 3, 2010
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – April 3, 2010 and December 31, 2009	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended April 3, 2010 and
		March 28, 2009	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Three Fiscal Months Ended April 3, 2010 and
		March 28, 2009	7

		Consolidated Condensed Statement of Equity
		(Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4.	Controls and Procedures	42

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 3.	Defaults Upon Senior Securities	43

	Item 4.	Removed and Reserved	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	43

		SIGNATURES	44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	April 3,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$613,102	$579,189
Accounts receivable, net	324,685	284,295
Inventories:
Finished goods	115,416	119,723
Work in process	195,740	192,206
Raw materials	131,543	122,940
Total inventories	442,699	434,869

Deferred income taxes	17,824	16,781
Prepaid expenses and other current assets	102,629	92,409
Total current assets	1,500,939	1,407,543

Property and equipment, at cost:
Land	97,027	98,623
Buildings and improvements	517,098	528,438
Machinery and equipment	2,084,894	2,126,226
Construction in progress	38,554	36,193
Allowance for depreciation	(1,770,654)	(1,779,224)
	966,919	1,010,256

Intangible assets, net	146,182	153,623

Other assets	141,110	148,124
Total assets	$2,755,150	$2,719,546

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	April 3,	December 31,
	2010	2009
Liabilities and equity
Current liabilities:
Notes payable to banks	$33	$24
Trade accounts payable	117,719	118,216
Payroll and related expenses	98,657	87,566
Other accrued expenses	181,157	162,083
Income taxes	31,301	23,558
Current portion of long-term debt	53,466	16,054
Total current liabilities	482,333	407,501

Long-term debt less current portion	281,025	320,052
Deferred income taxes	13,533	13,062
Deferred grant income	2,411	2,526
Other liabilities	148,514	152,874
Accrued pension and other postretirement costs	287,341	301,930
Total liabilities	1,215,157	1,197,945

Stockholders' equity:
Vishay stockholders' equity
Common stock	17,229	17,228
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,318,200	2,317,613
(Accumulated deficit) retained earnings	(877,385)	(922,805)
Accumulated other comprehensive income (loss)	75,656	102,975
Total Vishay stockholders' equity	1,535,135	1,516,446
Noncontrolling interests	4,858	5,155
Total equity	1,539,993	1,521,601
Total liabilities and equity	$2,755,150	$2,719,546

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except for per share)

	Fiscal quarters ended
	April 3,	March 28,
	2010	2009
Net revenues	$640,460	$449,511
Costs of products sold	473,447	381,487
Gross profit	167,013	68,024
Selling, general, and administrative expenses	101,888	87,454
Restructuring and severance costs	-	18,933
Operating income (loss)	65,125	(38,363)
Other income (expense):
Interest expense	(2,434)	(2,864)
Other	44	12,883
	(2,390)	10,019
Income (loss) before taxes	62,735	(28,344)
Income tax expense	17,096	710
Net earnings (loss)	45,639	(29,054)
Less: net earnings attributable to noncontrolling interests	219	73
Net earnings (loss) attributable to Vishay stockholders	$45,420	$(29,127)

Basic earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.16)
Diluted earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.16)
Weighted average shares outstanding - basic	186,641	186,558
Weighted average shares outstanding - diluted	193,067	186,558

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 3,	March 28,
	2010	2009
Continuing operating activities
Net earnings (loss)	$45,639	$(29,054)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Depreciation and amortization	50,445	54,571
(Gain) loss on disposal of property and equipment	(68)	79
Inventory write-offs for obsolescence	6,005	6,376
Deferred grant income	(156)	(209)
Other	5,186	(21,449)
Net change in operating assets and liabilities,
net of effects of businesses acquired	(39,003)	42,937
Net cash provided by continuing operating activities	68,048	53,251

Continuing investing activities
Capital expenditures	(18,086)	(11,309)
Proceeds from sale of property and equipment	292	308
Net cash used in continuing investing activities	(17,794)	(11,001)

Continuing financing activities
Proceeds from long-term borrowings, net of issuance costs	-	15,000
Principal payments on long-term debt and capital leases	(1,614)	(247)
Net changes in short-term borrowings	9	(10,871)
Distributions to noncontrolling interests	(516)	(116)
Net cash provided by (used in) continuing financing activities	(2,121)	3,766
Effect of exchange rate changes on cash and cash equivalents	(14,138)	(2,404)
Net increase in cash and cash equivalents
from continuing activities	33,995	43,612

Net cash used in discontinued operating activities	(82)	(3,000)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	(82)	(3,000)

Net increase in cash and cash equivalents	33,913	40,612

Cash and cash equivalents at beginning of period	579,189	324,164
Cash and cash equivalents at end of period	$613,102	$364,776

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2009	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601
Net earnings (loss)	-	-	-	45,420	-	45,420	219	45,639
Other comprehensive income (loss)	-	-	-	-	(27,319)	(27,319)	-	(27,319)
Comprehensive income (loss)						18,101	219	18,320
Distributions to noncontrolling interests	-	-	-	-	-	-	(516)	(516)
Phantom and restricted stock issuances (5,000 shares)	1	-	(1)	-	-	-	-	-
Stock compensation expense	-	-	588	-	-	588	-	588
Balance at April 3, 2010	$17,229	$1,435	$2,318,200	$(877,385)	$75,656	$1,535,135	$4,858	$1,539,993

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three fiscal months ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2010 end on April 3, 2010, July 3, 2010, October 2, 2010, and December 31, 2010. The four fiscal quarters in 2009 ended on March 28, 2009, June 27, 2009, September 26, 2009, and December 31, 2009, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, (iv) and clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. Vishay adopted the aspects of the guidance that are currently effective as of January 1, 2010 and will adopt the remaining guidance on January 1, 2011. The adoption of the effective guidance had no effect on the Company’s financial position, results of operations, or liquidity and the adoption of the remaining guidance is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

In February 2010, the FASB updated the accounting guidance related to subsequent events. The updated guidance continues to require evaluation of subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date through which subsequent events have been issued. Vishay adopted this guidance effective January 1, 2010. The adoption of this guidance had no effect on the Company’s financial position, results of operations, or liquidity.

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

The product lines which will comprise Vishay Precision Group are included in the Passive Components segment. Revenues for the three fiscal months ended April 3, 2010 and March 28, 2009 were approximately $48.2 million and $43.7 million, respectively. The spin-off will enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, Vishay is expected to be a more competitive, pure-play discrete electronic components company.

Vishay’s Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur by midyear 2010. The spinoff will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and other customary conditions.

On March 18, 2010, Vishay announced that its Board of Directors approved special transaction bonuses related to the intended spin-off. If the spin-off is successfully completed, certain executive officers will receive bonuses aggregating approximately $2.1 million.

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s Power Control Systems (“PCS”) business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations and separately reported the results of ASBU in the consolidated condensed statement of operations as “discontinued operations.”

The Company resolved a net working capital adjustment and certain other disputes with the buyer in the fourth fiscal quarter of 2008. A portion of this amount was paid during the first fiscal quarters of 2009 and 2010 and is reflected on the accompanying consolidated condensed statement of cash flows as cash flows from discontinued operations.

Subsequent Event – Prepayment of KEMET Loan Receivable

In conjunction with the acquisition of the wet tantalum capacitor business of KEMET Corporation (“KEMET”) on September 15, 2008, Vishay issued a three-year term loan of $15 million to KEMET. On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest. The loan is classified as a non-current other asset on the accompanying consolidated condensed balance sheet as of April 3, 2010.

Note 3 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include one-time exit costs, severance benefits pursuant to an on-going benefit arrangement, and related pension curtailment and settlement charges. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

First Fiscal Quarter 2010

The Company did not initiate any new restructuring projects in the first fiscal quarter of 2010 and thus did not record any restructuring and severance costs expenses during the fiscal quarter.

First Fiscal Quarter 2009

The Company recorded restructuring and severance costs of $18,933,000 for the first fiscal quarter of 2009. Employee termination costs were $17,687,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include pension settlement charges of $805,000 for employees in the Republic of China (Taiwan). The Company also incurred $1,246,000 of other exit costs during the fiscal quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends that continued into 2009.

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

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$33,142	$4,732	$37,874	2,571
Utilized	(21,293)	(2,989)	(24,282)	(2,321)
Foreign currency translation	802	15	817	-
Balance at December 31, 2009	$12,651	$1,758	$14,409	250
Utilized	(5,281)	(484)	(5,765)	(110)
Foreign currency translation	(326)	(31)	(357)	-
Balance at April 3, 2010	$7,044	$1,243	$8,287	140

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2010. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Year Ended December 31, 2008

The Company recorded restructuring and severance costs of $62,537,000 for the year ended December 31, 2008. Employee termination costs were $58,601,000, covering technical, production, administrative, and support employees located in nearly every country in which the Company operates. Through the first nine months of 2008, these restructuring activities were part of the Company’s on-going cost reduction initiatives. The significant increase in restructuring activities during the fourth quarter of 2008 was substantially attributable to the declining business conditions experienced in the second half of 2008. Severance costs for the year ended December 31, 2008 also include executive severance and a pension settlement charge of $2,894,000 related to employees in the Republic of China (Taiwan). The Company also incurred $3,936,000 of other exit costs, principally related to the closures of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company and in response to the declining business conditions experienced in the second half of 2008.

As a result of the decision to close its facility in Brazil, the Company completed a long-lived asset impairment analysis during the first fiscal quarter of 2008 and determined that various fixed assets and intangible assets were impaired. The Company recorded fixed asset write-downs of $3,419,000 and intangible asset write-downs of $776,000. During the fourth fiscal quarter of 2008, the Company also recorded asset write-downs of $878,000 to reduce the carrying value of buildings. The buildings had been vacated as part of restructuring activities. These buildings were held-for-sale and classified as “other assets” at December 31, 2008.

Also during the year ended December 31, 2008, the Company sold land and buildings that had been vacated as part of its restructuring programs and recognized a gain of $4,510,000, which is recorded within selling, general, and administrative expenses.

There is a $2.4 million accrued restructuring liability related to restructuring programs initiated in 2008 reported as other accrued expenses in the accompanying consolidated condensed balance sheet as of April 3, 2010. Most of the accrued restructuring liability is expected to be paid by December 31, 2010.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended April 3, 2010 and March 28, 2009 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

During the three fiscal months ended April 3, 2010, the liabilities for unrecognized tax benefits decreased by a net $0.7 million, principally due to settlements and foreign exchange effects.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Net earnings (loss)	$45,639	$(29,054)
Other comprehensive income (loss):
Foreign currency translation
adjustment	(29,484)	(34,702)
Unrealized gain (loss) on available
for sale securities	395	(243)
Pension and other postretirement
adjustments	1,770	3,317
Total other comprehensive income (loss)	(27,319)	(31,628)
Comprehensive income (loss)	$18,320	$(60,682)
Less: Comprehensive income (loss)
attributable to noncontrolling interests	219	73
Comprehensive income (loss) attributable
to Vishay stockholders	$18,101	$(60,755)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2010 and 2009 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	April 3, 2010		March 28, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$777	$-	$757
Interest cost	4,065	2,877	4,129	2,649
Expected return on plan assets	(4,401)	(466)	(3,670)	(420)
Amortization of prior service credit	44	-	(44)	-
Amortization of losses	2,305	42	2,969	16
Curtailments and settlements	-	-	-	805
Net periodic benefit cost	$2,013	$3,230	$3,384	$3,807

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2010 and 2009 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	April 3, 2010		March 28, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$28	$67	$42	$78
Interest cost	195	76	201	93
Amortization of prior service (credit) cost	(110)	-	(75)	-
Amortization of transition obligation	19	-	19	-
Amortization of gains	(51)	-	(70)	-
Net periodic benefit cost	$81	$143	$117	$171

Note 7 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of stock-based compensation to officers, employees, and non-employee directors.

The amount of compensation cost related to stock-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company determines compensation cost for restricted stock units (“RSUs”), phantom stock units, and restricted stock based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award.

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Stock options	$193	$281
Restricted stock units	220	271
Phantom stock units	175	74
Total	$588	$626

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 3, 2010 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$1,078	2.3
Restricted stock units	5,757	2.4
Phantom stock units	-	0.0
Total	$6,835

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

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs. These programs are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009. No additional options may be granted pursuant to these programs.

Option activity under the stock option plans as of April 3, 2010 and changes during the three fiscal months then ended are presented below (number of options in thousands, contractual life in years):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
December 31, 2009	2,728	$19.84
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(17)	33.96
Outstanding at April 3, 2010	2,711	$19.76	1.93

Vested and expected to vest
at April 3, 2010	2,711	$19.76	1.93
Exercisable at April 3, 2010	2,391	$20.18	1.22

During the three fiscal months ended April 3, 2010, 8,000 options vested. At April 3, 2010, there are 320,000 unvested options outstanding, with a weighted average grant-date fair value of $9.98 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2010 of $10.03 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 3, 2010 is $8,000. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the three fiscal months ended April 3, 2010.

Restricted Stock Units

RSU activity under the stock incentive plan as of April 3, 2010 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
December 31, 2009	155	$9.14
Granted	497	10.83
Vested	-
Cancelled or forfeited	-
Outstanding at April 3, 2010	652	$10.43

Expected to vest at April 3, 2010	652

The Company recognizes compensation cost for RSU’s that are expected to vest. Of the 497,000 RSU’s granted in the fiscal quarter, 293,000 contain performance-based vesting criteria. The Company expects all performance-based vesting criteria to be achieved.

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. During 2010 and 2009, the Company had such employment arrangements with four of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

Phantom stock units activity under the stock incentive plan as of April 3, 2010 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
December 31, 2009	120
Granted	20	$8.76
Redeemed for
common stock	-
Outstanding at April 3, 2010	140

Note 8 – Segment Information

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

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”). Management believes that evaluating segment performance excluding items such as restructuring and severance costs, asset write-downs, goodwill and indefinite-lived intangible asset impairments, inventory write-downs, gains or losses on purchase commitments, and other items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items, and unallocated corporate expenses, represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business. The following table sets forth business segment information (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Net revenues:
Semiconductors
Product sales	$326,266	$198,925
Royalty revenues	33	70
Total Semiconductors	326,299	198,995
Passive Components
Product sales	312,963	248,436
Royalty revenues	1,198	2,080
Total Passive Components	314,161	250,516
	$640,460	$449,511

Segment operating income:
Semiconductors	$34,330	$(20,372)
Passive Components	38,910	6,623
Corporate	(8,115)	(5,681)
Restructuring and severance costs	-	(18,933)
Consolidated operating income (loss)	$65,125	$(38,363)

Restructuring and severance costs:
Semiconductors	$-	$7,209
Passive Components	-	11,724
	$-	$18,933

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except for per share):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$45,420	$(29,127)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	43	-

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$45,463	$(29,127)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,641	186,558

Effect of dilutive securities:
Convertible and exchangeable notes	6,176	-
Employee stock options	5	-
Other	245	-
Dilutive potential common shares	6,426	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	193,067	186,558

Basic earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.16)

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.16)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	87	87
Exchangeable Unsecured Notes, due 2102	-	6,176
Weighted average employee stock options	2,676	3,893
Weighted average warrants	8,824	8,824
Weighted average other	85	320

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The convertible subordinated notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of April 3, 2010, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.

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

Note 10 – Fair Value Measurements

The fair value measurement accounting guidance establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
April 3, 2010:
Assets held in rabbi trusts	$27,803	$7,156	$20,647	$-

December 31, 2009:
Assets held in rabbi trusts	$27,462	$7,389	$20,073	$-

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

The fair value of the long-term debt at April 3, 2010 and December 31, 2009 is approximately $285.9 million and $280.6 million, respectively, compared to its carrying value of $334.5 million and $336.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

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

Revenues for the fiscal quarter ended April 3, 2010 were $640.5 million, compared to $449.5 million for the fiscal quarter ended March 28, 2009. The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 3, 2010 were $45.4 million, or $0.24 per share, compared to a net loss attributable to Vishay stockholders of $29.1 million, or $0.16 per share for the fiscal quarter ended March 28, 2009.

The net loss attributable to Vishay stockholders for the fiscal quarter ended March 28, 2009 includes various items affecting comparability as listed in the reconciliation below. There were no such items for the fiscal quarter ended April 3, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
GAAP net earnings (loss) attributable to Vishay stockholders	$45,420	$(29,127)

Reconciling items affecting operating margin:
Restructuring and severance costs	$-	$18,933

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$-	$(4,434)

Adjusted net earnings (loss)	$45,420	$(14,628)

Adjusted weighted average diluted shares outstanding	193,067	186,558

Adjusted earnings (loss) per diluted share *	$0.24	$(0.08)

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the first fiscal quarter of 2009 were substantially impacted by the global economic recession. Due to our quick reaction to the recession, we mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we continued to generate positive cash flows from operations, and following several quarters of experiencing losses we began to recover from the global economic recession and produced positive net earnings beginning in the third quarter of 2009. Our results for the first fiscal quarter of 2010 represent the acceleration of the upturn of our business due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior year that enabled us to achieve higher earnings than before the beginning of the global economic recession despite lower sales volume.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each fiscal quarter-end balance) for this same period. The inventory balance used for computation of this ratio includes tantalum inventories in excess of a one year supply, which are classified as other assets in the consolidated balance sheet. See Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the first fiscal quarter of 2009 through the first fiscal quarter of 2010 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2009	2009	2009	2009	2010
Net revenues	$449,511	$460,258	$525,304	$606,960	$640,460
Gross profit margin	15.1%	17.1%	19.9%	22.6%	26.1%
End-of-period backlog	$400,400	$432,800	$502,200	$630,100	$907,700
Book-to-bill ratio	0.89	1.06	1.11	1.22	1.46
Inventory turnover	2.84	3.02	3.53	4.12	4.22
Change in ASP vs. prior quarter	-1.0%	-1.1%	-0.8%	-0.1%	-0.5%
____________________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

The recovery of our business accelerated in the first fiscal quarter of 2010. Despite manufacturing capacity limitations and negative exchange rate effects, net revenues for the first fiscal quarter of 2010 increased on a sequential basis due to the acceleration of the overall market demand for electronic components across all geographies, markets, and sales channels in the quarter. Gross margins also increased sequentially, due to increased volume and the benefits of our restructuring and other cost cutting initiatives initiated in prior periods.

Although we expect the current trend of revenues to continue, there is no assurance that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

The book-to-bill ratio continued to improve in the first fiscal quarter of 2010. Due to strong demand from distributors, the book-to-bill ratio improved to 1.46 from 1.22 in the fourth fiscal quarter of 2009. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.67 and 1.22, respectively, versus ratios of 1.37 and 1.06, respectively, during the fourth fiscal quarter of 2009.

Average selling prices remained relatively consistent versus the fourth fiscal quarter and have declined at a slower pace versus the previous year particularly for our Semiconductors segment products.

Based on the strong book-to-bill ratio and increasing manufacturing capacities, we anticipate revenues of between $660 million and $700 million at further improved results for the second fiscal quarter of 2010.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the first fiscal quarter of 2009 through the first fiscal quarter of 2010 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2009	2009	2009	2009	2010
Semiconductors
Net revenues	$198,995	$227,347	$276,745	$301,839	$326,299
Book-to-bill ratio	0.96	1.14	1.13	1.32	1.57
Gross profit margin	6.6%	14.4%	16.5%	18.0%	22.8%
Passive Components
Net revenues	$250,516	$232,911	$248,559	$305,121	$314,161
Book-to-bill ratio	0.84	0.97	1.09	1.12	1.35
Gross profit margin	21.9%	19.7%	23.6%	27.1%	29.5%
____________________

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

Due to deteriorating economic conditions that began in the fourth quarter of 2008, we did not actively pursue acquisitions from the fourth fiscal quarter of 2008 to the third fiscal quarter of 2009. Due to improving economic conditions, our strong liquidity and cash position, and our ability to generate free cash in every quarter of 2009, we returned to our strategy of exploring synergistic acquisition opportunities in the fourth fiscal quarter of 2009, but did not announce or complete any acquisitions in 2009 or the first fiscal quarter of 2010. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Intended Spin-off of Vishay Precision Group, Inc.

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

The product lines which will comprise Vishay Precision Group are included in the Passive Components segment. Revenues for the three fiscal months ended April 3, 2010 and March 28, 2009 were approximately $48.2 million and $44.0 million, respectively. The spin-off would enable the management teams of both companies to better focus on the unique issues facing their respective businesses and permit each company to pursue its own business plan, resource allocation and growth strategies, as well as attract the best personnel through compensation that is more closely tied to the performance of each company. If the spin-off is completed, we expect to be a more competitive, pure-play discrete electronic components company.

Our Board and management team, in consultation with independent financial and legal advisors, are working on the requirements to finalize and execute the spin-off and expect the spin-off to occur midyear 2010. The spin-off will be subject to a number of conditions, including, among other things: final approval of Vishay’s Board of Directors, favorable market conditions, receipt of U.S. and Israeli tax rulings or opinions, compliance with applicable rules and regulations of the SEC and other customary conditions.

On March 18, 2010, we announced that our Board of Directors approved special transaction bonuses related to the intended spin-off. If the spin-off is successfully completed, certain executive officers will receive bonuses aggregating approximately $2.1 million.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 75.5% at the end of the first fiscal quarter of 2010 as compared to 74.6% at the end of 2009 and 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we maintain this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

Our cost management strategy also includes a focus on reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, achieving significant production cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from available tax and other government-sponsored incentives, and expansion of certain critical capacities, which will reduce average materials and processing costs.

Production transfers and other restructuring activities may require us to initially incur significant severance and other exit costs and to record losses on excess buildings and equipment. We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs plus the noncash expenses recognized for asset write-downs. In general, a restructuring project must have a payback period of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback period of between 1 and 1.5 years.

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

Our significant cost-cutting measures continued into 2009 as we initiated restructuring programs that included headcount reductions in virtually every facility and every country in which we operate, as well as selected plant closures. We closed two facilities in the United States and consolidated manufacturing for these product lines into other facilities. We also consolidated our optoelectronics packaging facilities in Asia. We successfully closed a film capacitor plant in Shanghai and increased production on existing equipment in Loni, India to replace the production volume of the closed plant.

We incurred restructuring and severance costs of $28.6 million during the fourth quarter of 2008, and incurred additional restructuring and severance costs of $37.9 million during the year ended December 31, 2009. These costs were incurred as part of our goal to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008 in response to the economic downturn. Our fixed costs for the year ended December 31, 2009 decreased by $176 million versus the comparable prior year. Of these amounts, approximately 45% reduced costs of products sold and approximately 55% reduced SG&A expenses. Some of our cost reductions realized in 2009 are the result of temporary measures, which we intend to replace with more permanent actions, and certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Accordingly, there is no assurance that all of the cost reductions achieved in 2009 will be maintained in 2010.

Since the beginning of the economic downturn, we have drastically reduced our break-even point by approximately $400 million to $500 million. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.

The perpetual erosion of average selling prices of established products that is typical of our industry makes it imperative that we continually seek ways to reduce our costs. Furthermore, our long-term strategy is to grow through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. For these reasons, we expect to have some level of future restructuring expenses. However, we do not anticipate any material restructuring expenses during 2010.

We did not initiate any new restructuring projects in the first fiscal quarter of 2010 and thus did not record any restructuring and severance expenses during the fiscal quarter.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

GAAP requires that we identify the “functional currency” of each of our subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have both situations among our subsidiaries.

In May 2010, the sovereign debt fears in the euro zone caused the Euro to U.S. Dollar exchange rate to fluctuate significantly. This fluctuation could materially impact our future results.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been weaker during the first three fiscal months of 2010 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the comparable prior year period. The dollar generally has been stronger during the first fiscal quarter of 2010 compared sequentially to the fourth fiscal quarter of 2009, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first three fiscal months of 2010 have been slightly unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Cost of products sold	73.9%	84.9%
Gross profit	26.1%	15.1%
Selling, general & administrative expenses	15.9%	19.5%
Operating income (loss)	10.2%	-8.5%
Income (loss) before taxes and noncontrolling interest	9.8%	-6.3%
Net earnings (loss) attributable to Vishay stockholders	7.1%	-6.5%
__________
Effective tax rate	27.3%	-2.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Net revenues	$640,460	$449,511
Change versus comparable prior year period	$190,949
Percentage change versus
comparable prior year period	42.5%

Changes in net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	41.8%
Decrease in average selling prices	-1.5%
Foreign currency effects	2.7%
Other	-0.5%
Net change	42.5%

Our results for the first fiscal quarter of 2009 were substantially impacted by the global economic recession. The recovery of our business that we began experiencing in the second half of 2009 accelerated in the first fiscal quarter of 2010 due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior year that enabled us to achieve higher earnings than before the beginning of the global economic recession despite lower sales volume. The Asia market, driven by orders and sales for end-uses in consumer products such as netbooks and power supplies, has become overheated. Orders and sales for end-uses in industrial applications have continued to steadily recover and orders and sales of our products utilized in automotive applications accelerated in the quarter.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $19.1 million and $15.5 million for the three fiscal months ended April 3, 2010 and March 28, 2009 respectively, or 2.9% and 3.3% of gross sales, respectively. Actual credits issued under the programs during the three fiscal months ended April 3, 2010 and March 28, 2009, were $13.8 million and $16.0 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth quarter of 2004. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.2 million and $2.1 million for the three fiscal months ended April 3, 2010 and March 28, 2009, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended April 3, 2010 were 26.1%, versus 15.1%, for the comparable prior year period. The increase in gross profit margin reflects manufacturing efficiencies from significantly higher volume and our fixed cost reduction programs, partially offset by modestly lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our Semiconductors and Passive Components segments is provided below.

Semiconductors

Net revenues of the Semiconductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Net revenues	$326,299	$198,995
Change versus comparable prior year period	$127,304
Percentage change versus
comparable prior year period	64.0%

Changes in Semiconductors segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	68.9%
Decrease in average selling prices	-2.9%
Foreign currency effects	2.0%
Other	-4.0%
Net change	64.0%

Gross profit as a percentage of net revenues for the Semiconductors segment was as follows:

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Gross margin percentage	22.8%	6.6%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by modestly lower average selling prices.

Our Semiconductors segment suffered significantly from low sales volume during the global economic recession. The substantial recovery that the segment began experiencing the second half of 2009 accelerated in the first fiscal quarter of 2010 due to significantly higher sales volume and decreased pricing pressure.

Passive Components

Net revenues of the Passive Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Net revenues	$314,161	$250,516
Change versus comparable prior year period	$63,645
Percentage change versus
comparable prior year period	25.4%

Changes in Passive Components segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	21.5%
Increase in average selling prices	0.0%
Foreign currency effects	3.2%
Other	0.7%
Net change	25.4%

Gross profit as a percentage of net revenues for the Passive Components segment was as follows:

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Gross margin percentage	29.5%	21.9%

In light of the economic challenges experienced in 2009, our Passive Components segment maintained a respectable gross margin percentage. Average selling prices have been generally stable. The recovery that we began to experience in the second half of 2009 continued in the first fiscal quarter of 2010.

The quarterly increase in gross profit margin is due increased volume, improved product mix, and the effects of our fixed cost reduction programs.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Total SG&A expenses	$101,888	$87,454
as a percentage of revenues	15.9%	19.5%

The overall increase in SG&A expenses is primarily attributable to higher sales, which is partially offset by the effects of our cost containment initiatives. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost containment initiatives. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009
Amortization of intangible assets	$5,529	$5,743
Net (gain) loss on sales of assets	(68)	79
Costs associated with the intended VPG spin-off	2,100	-

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We did not initiate any new programs during the three fiscal months ended April 3, 2010 and thus did not record any restructuring and severance costs expenses during the fiscal quarter.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 3, 2010 decreased by $0.4 million versus the comparable prior year period. The decrease is primarily due to lower interest rates on our variable rate debt and lower principal amounts outstanding.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 3, 2010	March 28, 2009	Change
Foreign exchange gain (loss)	$(475)	$11,792	$(12,267)
Interest income	672	985	(313)
Other	(153)	106	(259)
	$44	$12,883	$(12,839)

Income Taxes

For the fiscal quarter ended April 3, 2010, the effective tax rate was 27.3%. The effective tax rate is less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. For the fiscal quarter ended March 28, 2009, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits.

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

The negative effective tax rate for the fiscal quarter ended March 28, 2009 reflects the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. Under applicable accounting guidance, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history, and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

During the three fiscal months ended April 3, 2010, the liabilities for unrecognized tax benefits decreased by a net $0.7 million, principally due to settlements and foreign exchange effects.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. We have generated cash flows from operations in excess of $200 million in each of the past 8 years, and cash flows from operations in excess of $100 million in each of the past 15 years. A portion of the cash flows from operations was generated by the Vishay Precision Group that we intend to spin-off.

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

We continued to generate strong cash flows from operations and free cash during the first fiscal quarter ended April 3, 2010. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

The following table summarizes the components of net (cash) debt at April 3, 2010 and December 31, 2009 (in thousands):

	April 3,	December 31,
	2010	2009
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	87,500	87,500
Exchangeable unsecured notes, due 2102	105,000	105,000
Convertible subordinated notes, due 2023	1,870	1,870
Other debt	15,121	16,736
Total debt	334,491	336,106

Cash and cash equivalents	613,102	579,189

Net (cash) debt	$(278,611)	$(243,083)

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

Substantially all of the April 3, 2010 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of April 3, 2010 continued to be strong, with a current ratio (current assets to current liabilities) of 3.1 to 1, as compared to a ratio of 3.5 to 1 at December 31, 2009. This decrease is primarily due to changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.22 to 1 at April 3, 2010, the same ratio as of December 31, 2009. The stability in this ratio is due to insignificant debt and stockholder’s equity activity in the quarter.

Cash flows provided by continuing operating activities were $68.0 million for the three fiscal months ended April 3, 2010, as compared to cash flows provided by continuing operating activities of $53.3 million for the comparable prior year period. This increase is principally due to more favorable operating results (adjusted for noncash expenses and charges) in the three fiscal months ended April 3, 2010 compared to the prior year period, partially offset by unfavorable changes in net working capital during the 2010 period.

Cash paid for property and equipment for the three fiscal months ended April 3, 2010 was $18.1 million, as compared to $11.3 million for the three fiscal months ended March 28, 2009. As a result of the economic uncertainty and to preserve cash, we limited our capital spending in 2009 to $50.3 million. The reduced level of capital spending was temporary and not sustainable. We estimate that 2010 capital expenditures will be approximately $135 million.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At both April 3, 2010 and December 31, 2009, the term loan balance was $87.5 million, and $125 million was outstanding under the revolving credit facility. We may be required to amend the credit facility to complete the intended spin-off of the Vishay Precision Group.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. As a result of the amendment to the credit facility entered effective July 31, 2009, the interest rates applicable to amounts outstanding under the revolving credit commitment were increased by 40 basis points (to LIBOR plus 1.40% based on the December 31, 2009 leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement have not changed (LIBOR plus 2.50% based on the December 31, 2009 leverage ratio).

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial measures and ratios.

The financial maintenance covenants include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 50% of net income (without offset for losses) and 75% of net proceeds of equity offerings since December 31, 2006; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charges coverage ratio (“FCCR”) of not less than 2.50 to 1; (d) and a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is prescribed in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

We were in compliance with all covenants at April 3, 2010. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,323 million, which is $219 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 1.03 to 1, 7.63 to 1, and 0.71 to 1, respectively.

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

In conjunction with the acquisition of the wet tantalum business of KEMET Corporation (“KEMET”) on September 15, 2008, we issued a three-year term loan of $15 million to KEMET. On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest.

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

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2009. There were no material changes to these commitments during the three fiscal months ended April 3, 2010.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

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

Date: May 11, 2010