Form 10-Q
period 2010-07-03
VISHAY INTERTECHNOLOGY INC
filed 2010-08-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 6, 2010, the registrant had 172,294,949 shares of its common stock and 14,352,839 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
JULY 3, 2010
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – July 3, 2010 and December 31, 2009	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended July 3, 2010 and
		June 27, 2009	5

		Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended July 3, 2010 and
		June 27, 2009	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended July 3, 2010 and
		June 27, 2009	7

		Consolidated Condensed Statement of Equity
		(Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4.	Controls and Procedures	54

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	55

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Removed and Reserved	55

	Item 5.	Other Information	56

	Item 6.	Exhibits	56

		SIGNATURES	57

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	July 3,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$674,581	$579,189
Accounts receivable, net	359,588	284,295
Inventories:
Finished goods	116,922	119,723
Work in process	197,051	192,206
Raw materials	135,753	122,940
Total inventories	449,726	434,869

Deferred income taxes	16,935	16,781
Prepaid expenses and other current assets	103,166	92,409
Total current assets	1,603,996	1,407,543

Property and equipment, at cost:
Land	94,834	98,623
Buildings and improvements	503,178	528,438
Machinery and equipment	2,044,985	2,126,226
Construction in progress	47,030	36,193
Allowance for depreciation	(1,762,766)	(1,779,224)
	927,261	1,010,256

Intangible assets, net	138,301	153,623

Other assets	111,544	148,124
Total assets	$2,781,102	$2,719,546

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	July 3,	December 31,
	2010	2009
Liabilities and equity
Current liabilities:
Notes payable to banks	$572	$24
Trade accounts payable	134,001	118,216
Payroll and related expenses	109,535	87,566
Other accrued expenses	185,469	162,083
Income taxes	37,087	23,558
Current portion of long-term debt	78,370	16,054
Total current liabilities	545,034	407,501

Long-term debt less current portion	243,607	320,052
Deferred income taxes	18,281	13,062
Deferred grant income	2,296	2,526
Other liabilities	134,226	152,874
Accrued pension and other postretirement costs	277,255	301,930
Total liabilities	1,220,699	1,197,945

Stockholders' equity:
Vishay stockholders' equity
Common stock	17,229	17,228
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,318,953	2,317,613
(Accumulated deficit) retained earnings	(800,726)	(922,805)
Accumulated other comprehensive income (loss)	18,348	102,975
Total Vishay stockholders' equity	1,555,239	1,516,446
Noncontrolling interests	5,164	5,155
Total equity	1,560,403	1,521,601
Total liabilities and equity	$2,781,102	$2,719,546

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except for per share)

	Fiscal quarters ended
	July 3,	June 27,
	2010	2009
Net revenues	$701,655	$460,258
Costs of products sold	491,062	381,484
Gross profit	210,593	78,774
Selling, general, and administrative expenses	109,266	83,752
Restructuring and severance costs	-	12,090
Settlement agreement gain	-	(28,195)
Executive employment agreement charge	-	57,824
Operating income (loss)	101,327	(46,697)
Other income (expense):
Interest expense	(2,400)	(2,787)
Other	5,956	(5,510)
	3,556	(8,297)
Income (loss) before taxes	104,883	(54,994)
Income tax expense	27,918	3,715
Net earnings (loss)	76,965	(58,709)
Less: net earnings attributable to noncontrolling interests	306	156
Net earnings (loss) attributable to Vishay stockholders	$76,659	$(58,865)

Basic earnings (loss) per share attributable to Vishay stockholders	$0.41	$(0.32)
Diluted earnings (loss) per share attributable to Vishay stockholders	$0.40	$(0.32)
Weighted average shares outstanding - basic	186,667	186,586
Weighted average shares outstanding - diluted	193,084	186,586

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except for per share)

	Six fiscal months ended
	July 3,	June 27,
	2010	2009
Net revenues	$1,342,115	$909,769
Costs of products sold	964,509	762,971
Gross profit	377,606	146,798
Selling, general, and administrative expenses	211,154	171,206
Restructuring and severance costs	-	31,023
Settlement agreement gain	-	(28,195)
Executive employment agreement charge	-	57,824
Operating income (loss)	166,452	(85,060)
Other income (expense):
Interest expense	(4,834)	(5,651)
Other	6,000	7,373
	1,166	1,722
Income (loss) before taxes	167,618	(83,338)
Income taxes	45,014	4,425
Net earnings (loss)	122,604	(87,763)
Less: net earnings attributable to noncontrolling interests	525	229
Net earnings (loss) attributable to Vishay stockholders	$122,079	$(87,992)

Basic earnings (loss) per share attributable to Vishay stockholders	$0.65	$(0.47)
Diluted earnings (loss) per share attributable to Vishay stockholders	$0.63	$(0.47)
Weighted average shares outstanding - basic	186,654	186,572
Weighted average shares outstanding - diluted	193,076	186,572

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 3,	June 27,
	2010	2009
Continuing operating activities
Net earnings (loss)	$122,604	$(87,763)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Depreciation and amortization	99,262	110,416
(Gain) loss on disposal of property and equipment	(92)	239
Inventory write-offs for obsolescence	10,853	14,089
Deferred grant income	(313)	(367)
Other	13,436	(8,980)
Net change in operating assets and liabilities,
net of effects of businesses acquired	(68,199)	41,307
Net cash provided by continuing operating activities	177,551	68,941

Continuing investing activities
Capital expenditures	(49,193)	(18,266)
Proceeds from sale of property and equipment	590	512
Purchase of businesses, net of cash acquired or refunded	-	28,195
Proceeds from loans receivable	15,000	-
Other investing activities	-	150
Net cash (used in) provided by continuing investing activities	(33,603)	10,591

Continuing financing activities
Proceeds from long-term borrowings	-	15,000
Debt issuance costs	(456)	-
Principal payments on long-term debt and capital leases	(14,129)	(15,069)
Net changes in short-term borrowings	554	(10,660)
Distributions to noncontrolling interests	(516)	(116)
Net cash used in continuing financing activities	(14,547)	(10,845)
Effect of exchange rate changes on cash and cash equivalents	(33,927)	4,077
Net increase in cash and cash equivalents
from continuing activities	95,474	72,764

Net cash used in discontinued operating activities	(82)	(3,187)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	(82)	(3,187)

Net increase in cash and cash equivalents	95,392	69,577

Cash and cash equivalents at beginning of period	579,189	324,164
Cash and cash equivalents at end of period	$674,581	$393,741

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2010	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601
Net earnings (loss)	-	-	-	122,079	-	122,079	525	122,604
Other comprehensive income (loss)	-	-	-	-	(84,627)	(84,627)	-	(84,627)
Comprehensive income (loss)						37,452	525	37,977
Distributions to noncontrolling interests	-	-	-	-	-	-	(516)	(516)
Phantom and restricted stock
issuances (80,343 shares)	8	-	(8)	-	-	-	-	-
Cancellation of shares (68,976 shares)	(7)	-	7	-	-	-	-	-
Stock compensation expense	-	-	1,341	-	-	1,341	-	1,341
Conversions from Class B to
common stock (49 shares)	-	-	-	-	-	-	-	-
Balance at July 3, 2010	$17,229	$1,435	$2,318,953	$(800,726)	$18,348	$1,555,239	$5,164	$1,560,403

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the six fiscal months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

On July 6, 2010, Vishay completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to Vishay’s stockholders. Until July 6, 2010, including all periods presented in these consolidated condensed financial statements, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in these consolidated condensed financial statements.

In preparation for the previously-announced spin-off of VPG, the Company realigned its reportable business segments structure to be consistent with changes made to its management reporting. Results for 2009 have been adjusted to reflect the new reporting segment structure. Refer to Note 9 for a description of the new segment reporting structure.

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

Subsequent Event – Consummation of the Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, Vishay announced that it intended to spin off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On June 15, 2010, the Board of Directors of Vishay approved the spin-off of VPG and on July 6, 2010, Vishay completed the spin-off through a tax-free stock dividend to Vishay’s stockholders. Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2.1 million, which is reflected in the second fiscal quarter results. See Note 13 for further information on the spin-off transaction.

Prepayment of KEMET Loan Receivable

In conjunction with the acquisition of the wet tantalum capacitor business of KEMET Corporation (“KEMET”) on September 15, 2008, Vishay issued a three-year term loan of $15 million to KEMET. On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest.

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier Corporation’s (“International Rectifier”) Power Control Systems (“PCS”) business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations and separately reported the results of ASBU in the consolidated condensed statement of operations as “discontinued operations.”

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

Settlement with International Rectifier Corporation

On April 1, 2007, Vishay completed its acquisition of the PCS business of International Rectifier for approximately $285.6 million, net of cash acquired. The final purchase price was pending the resolution of a net working capital adjustment as of the date of acquisition. Vishay also had notified International Rectifier of certain other claims that it had regarding the sale of the PCS business to Vishay.

On June 25, 2009, Vishay and International Rectifier entered into a settlement agreement.

Under the settlement, International Rectifier refunded $30.0 million of the purchase price associated with the acquisition, and Vishay released International Rectifier from claims relating to certain outstanding disputes regarding the acquisition.

As part of the goodwill impairment charges recorded during 2008, all goodwill associated with the PCS business was written off. Vishay recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

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

Second Fiscal Quarter and Six Fiscal Months Ended July 3, 2010

The Company did not initiate any new restructuring projects in the second fiscal quarter or six fiscal months ended July 3, 2010 and thus did not record any restructuring and severance costs expenses during these periods.

Second Fiscal Quarter 2009

The Company recorded restructuring and severance costs of $12,090,000 for the second fiscal quarter of 2009. Employee termination costs were $10,187,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $1,903,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends that continued into the second fiscal quarter of 2009.

Six Fiscal Months Ended June 27, 2009

The Company recorded restructuring and severance costs of $31,023,000 for the six fiscal months ended June 27, 2009. Employee termination costs were $27,874,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $3,149,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into the second fiscal quarter of 2009.

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

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$33,142	$4,732	$37,874	2,571
Utilized	(21,293)	(2,989)	(24,282)	(2,321)
Foreign currency translation	802	15	817	-
Balance at December 31, 2009	$12,651	$1,758	$14,409	250
Utilized	(7,342)	(565)	(7,907)	(208)
Foreign currency translation	(641)	(62)	(703)	-
Balance at July 3, 2010	$4,668	$1,131	$5,799	42

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2010. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

Year Ended December 31, 2008

The Company recorded restructuring and severance costs of $62,537,000 for the year ended December 31, 2008. Employee termination costs were $58,601,000, covering technical, production, administrative, and support employees located in nearly every country in which the Company operates. Through the first nine months of 2008, these restructuring activities were part of the Company’s on-going cost reduction initiatives. The significant increase in restructuring activities during the fourth fiscal quarter of 2008 was substantially attributable to the declining business conditions experienced in the second half of 2008. Severance costs for the year ended December 31, 2008 also include executive severance and a pension settlement charge of $2,894,000 related to employees in the Republic of China (Taiwan). The Company also incurred $3,936,000 of other exit costs, principally related to the closures of facilities in Brazil and Germany. The restructuring and severance costs were incurred as part of the continuing cost reduction programs currently being implemented by the Company and in response to the declining business conditions experienced in the second half of 2008.

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

There is a $1.7 million accrued restructuring liability related to restructuring programs initiated in 2008 reported as other accrued expenses in the accompanying consolidated condensed balance sheet as of July 3, 2010. Most of the accrued restructuring liability is expected to be paid by December 31, 2010.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended July 3, 2010 and June 27, 2009 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

During the six fiscal months ended July 3, 2010, the liabilities for unrecognized tax benefits decreased by a net $2.6 million, principally due to settlements and foreign exchange effects.

The Company recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 10. The Company recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2.

Note 5 – Long-Term Debt

Amendment of Credit Facility

Effective June 11, 2010, Vishay entered into an amendment to its credit facility. Pursuant to the amendment the lenders consented to various items necessary to effectuate the VPG spin-off transaction, including, upon consummation of such spin-off transaction, the release of all collateral related to VPG entities. Additionally, the tangible net worth covenant was revised to reflect the decrease in tangible net worth expected to occur upon the spin-off of VPG, to $1 billion plus 75% of net proceeds of equity offerings since July 6, 2010 plus, commencing with the fiscal quarter ending March 31, 2011, 50% of net income (without offset for losses) for each fiscal quarter ending after December 31, 2010.

This amendment also made minor modifications to the collateral arrangements and minor increases to pricing under the Credit Agreement.

Other significant terms and conditions of the credit agreement have not been changed. The credit agreement, as amended, will expire April 20, 2012.

Subsequent Event – Modification of Exchangeable Notes

On December 13, 2002, Vishay issued $105,000,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes are governed by a note instrument and a put and call agreement dated December 13, 2002. The notes may be put to Vishay in exchange for shares of its common stock and, under certain circumstances, may be called by Vishay for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off, Vishay was required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of notes and new notes issued by VPG. See Note 13 for further information.

Subsequent Event – Call of Convertible Notes

In 2003, Vishay sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. Holders of substantially all (99.6%) of the 3-5/8% notes exercised their option to require Vishay to repurchase their notes on August 1, 2008. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010. The notes are classified as a current liability as of December 31, 2009 and July 3, 2010 in the accompanying consolidated condensed balance sheets.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net earnings (loss)	$76,965	$(58,709)	$122,604	$(87,763)
Other comprehensive income (loss):
Foreign currency translation
adjustment	(50,012)	33,622	(79,496)	(1,080)
Unrealized gain (loss) on available
for sale securities	(528)	410	(133)	167
Pension and other postretirement
adjustments	(6,768)	31	(4,998)	3,348
Total other comprehensive income (loss)	(57,308)	34,063	(84,627)	2,435
Comprehensive income (loss)	$19,657	$(24,646)	$37,977	$(85,328)
Less: Comprehensive income (loss)
attributable to noncontrolling interests	306	156	525	229
Comprehensive income (loss) attributable
to Vishay stockholders	$19,351	$(24,802)	$37,452	$(85,557)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2010 and 2009 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	July 3, 2010		June 27, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$757	$-	$649
Interest cost	3,992	2,686	4,228	2,663
Expected return on plan assets	(4,648)	(457)	(3,807)	(316)
Amortization of prior service credit	158	-	(10)	-
Amortization of losses	2,352	45	2,687	(6)
Curtailments and settlements	-	-	-	(249)
Net periodic benefit cost	$1,854	$3,031	$3,098	$2,741

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 3, 2010 and June 27, 2009 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	July 3, 2010		June 27, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$1,534	$-	$1,406
Interest cost	8,057	5,563	8,357	5,312
Expected return on plan assets	(9,049)	(923)	(7,477)	(736)
Amortization of prior service credit	202	-	(54)	-
Amortization of losses	4,657	87	5,656	10
Curtailments and settlements	-	-	-	556
Net periodic benefit cost	$3,867	$6,261	$6,482	$6,548

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2010 and 2009 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	July 3, 2010		June 27, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$29	$61	$46	$80
Interest cost	196	70	185	95
Amortization of prior service (credit) cost	(110)	-	(146)	-
Amortization of transition obligation	18	-	19	-
Amortization of gains	(51)	-	(78)	-
Net periodic benefit cost	$82	$131	$26	$175

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 3, 2010 and June 27, 2009 for the Company’s other postretirement benefit plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	July 3, 2010		June 27, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$57	$128	$88	$158
Interest cost	391	146	386	188
Amortization of prior service (credit) cost	(220)	-	(221)	-
Amortization of transition obligation	37	-	38	-
Amortization of gains	(102)	-	(148)	-
Net periodic benefit cost	$163	$274	$143	$346

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

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Stock options	$161	$178	$354	$459
Restricted stock units	592	315	812	586
Phantom stock units	-	-	175	74
Total	$753	$493	$1,341	$1,119

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 3, 2010 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$917	2.2
Restricted stock units	5,144	2.4
Phantom stock units	-	0.0
Total	$6,061

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

Option activity under the stock option plans as of July 3, 2010 and changes during the six fiscal months then ended are presented below (number of options in thousands, contractual life in years):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
January 1, 2010	2,728	$19.84
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(178)	29.50
Outstanding at July 3, 2010	2,550	$19.17	1.77

Vested and expected to vest
at July 3, 2010	2,550	$19.17	1.77
Exercisable at July 3, 2010	2,297	$19.50	1.19

During the six fiscal months ended July 3, 2010, 74,000 options vested. At July 3, 2010, there are 254,000 unvested options outstanding, with a weighted average grant-date fair value of $9.96 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2010 of $7.43 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2010 is zero because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the six fiscal months ended July 3, 2010.

Restricted Stock Units

RSU activity under the stock incentive plan as of July 3, 2010 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
January 1, 2010	155	$9.14
Granted	504	10.83
Vested	(76)	9.68
Cancelled or forfeited	(9)	10.83
Outstanding at July 3, 2010	574	$10.52

Expected to vest at July 3, 2010	574

The Company recognizes compensation cost for RSUs that are expected to vest. Of the 504,500 RSUs granted in the first six fiscal months of 2010, 293,000 contain performance-based vesting criteria. The Company expects all performance-based vesting criteria to be achieved.

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

Phantom stock units activity under the stock incentive plan as of July 3, 2010 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
January 1, 2010	120
Granted	20	$8.76
Redeemed for common stock
Outstanding at July 3, 2010	140

Subsequent Event - Modification of Equity-Based Awards due to the Spin-off of VPG

As a consequence of the spin-off of VPG on July 6, 2010 (see Note 13), all outstanding equity-based awards were modified.

Approximately 102,000 stock options and 5,000 RSUs that were held by VPG employees will expire within 60 days of the completion of the spin-off, and 35,000 phantom stock units held by a VPG employee were adjusted and converted into common stock as a result of the spin-off.

The exercise price of all stock options was reduced 9.48% and 259,000 make-up options were granted to reflect the loss of value to the option holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off.

Approximately 60,000 make-up RSUs and 15,000 make-up phantom stock units were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off.

The performance vesting criteria of the 293,000 RSUs that contain performance-based vesting criteria have been adjusted by 10% to reflect the absence of VPG within Vishay’s consolidated results.

Note 9 – Segment Information

In preparation for the previously-announced spin-off of VPG, which was completed in the third fiscal quarter on July 6, 2010, the Company realigned its reportable business segments structure to be consistent with changes made to its management reporting. The changes made to management reporting included separating the former Semiconductors reporting segment into MOSFETs, Diodes, and Optoelectronic Components and separating the former Passive Components reporting segment into Resistors and Inductors, Capacitors, and Vishay Precision Group. The changes were necessary due to the former Passive Components segment no longer being comparable after the completion of the spin-off of VPG, the need for discrete information regarding VPG, and the increased interest of management and outside investors in more discrete financial information. Effective beginning in the second fiscal quarter of 2010, the chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on this new segment structure. Following the completion of the spin-off in the third fiscal quarter, we will have five reporting segments.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”). Beginning in the second fiscal quarter of 2010, the Company changed its definition of segment operating income to exclude such costs as global operations, sales and marketing, information systems, finance and administration groups. These costs are managed by executives that report to the chief operating decision maker and were formerly included in segment operating income. Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income. Additionally, management has always evaluated segment performance excluding items such as restructuring and severance costs, asset write-downs, goodwill and indefinite-lived intangible asset impairments, inventory write-downs, gains or losses on purchase commitments, and other items. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business.

Results for 2009 have been adjusted to reflect the new reporting segment structure. The following table sets forth business segment information (in thousands):

			Optoelectronic	Resistors &		Vishay Precision
	MOSFETs	Diodes	Components	Inductors	Capacitors	Group	Corporate / Other	Total
Fiscal quarter ended July 3, 2010:
Product Sales	$153,207	$151,026	$57,657	$151,941	$133,346	$52,914	$-	$700,091
Royalty Revenues	48	-	27	1,489	-	-	-	$1,564
Total Revenue	$153,255	$151,026	$57,684	$153,430	$133,346	$52,914	$-	$701,655

Gross Margin	$46,887	$35,865	$20,288	$54,886	$32,685	$19,982	$-	$210,593

Fiscal quarter ended June 27, 2009:
Product Sales	$95,622	$91,240	$40,485	$99,148	$91,893	$41,333	$-	$459,721
Royalty Revenues	-	-	-	537	-	-	-	$537
Total Revenue	$95,622	$91,240	$40,485	$99,685	$91,893	$41,333	$-	$460,258

Gross Margin	$13,334	$10,607	$8,824	$19,863	$15,167	$10,979	$-	$78,774

Six fiscal months ended July 3, 2010:
Product Sales	$280,831	$291,272	$116,053	$299,398	$250,677	$101,089	$-	$1,339,320
Royalty Revenues	48	-	60	2,687	-	-	-	$2,795
Total Revenue	$280,879	$291,272	$116,113	$302,085	$250,677	$101,089	$-	$1,342,115

Gross Margin	$73,905	$63,511	$39,944	$106,806	$56,410	$37,030	$-	$377,606

Six fiscal months ended June 27, 2009:
Product Sales	$179,759	$171,633	$74,880	$198,262	$197,510	$85,038	$-	$907,082
Royalty Revenues	57	-	13	2,617	-	-	-	$2,687
Total Revenue	$179,816	$171,633	$74,893	$200,879	$197,510	$85,038	$-	$909,769

Gross Margin	$15,954	$15,372	$14,613	$41,855	$33,974	$25,030	$-	$146,798

Total Assets as of July 3, 2010:	$566,999	$519,748	$131,752	$596,787	$695,919	$226,456	$43,441	$2,781,102
Total Assets as of December 31, 2009:	$566,952	$522,080	$132,065	$572,076	$668,271	$209,779	$48,323	$2,719,546

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Operating margin reconciliation:
MOSFETs	$37,864	$5,724	$56,154	$462
Diodes	30,121	5,684	51,956	5,668
Optoelectronic Components	17,454	6,325	34,115	8,866
Resistors & Inductors	48,497	14,454	93,737	30,530
Capacitors	27,111	10,510	44,873	24,113
Vishay Precision Group	10,871	3,684	18,949	9,998
Unallocated Selling, General, and Administrative Expenses	(70,591)	(51,359)	(133,332)	(104,045)
Restructuring and Severance Costs	-	(12,090)	-	(31,023)
Settlement agreement gain	-	28,195	-	28,195
Executive employment agreement charge	-	(57,824)	-	(57,824)
Consolidated Operating Income (Loss)	$101,327	$(46,697)	$166,452	$(85,060)

Restructuring and Severance costs:
MOSFETs	$-	$4,488	$-	$7,625
Diodes	-	2,239	-	4,561
Optoelectronic Components	-	1,154	-	2,903
Resistors & Inductors	-	118	-	7,201
Capacitors	-	612	-	3,842
Vishay Precision Group	-	1,390	-	1,869
Unallocated Selling, General, and Administrative Expenses	-	2,089		3,022
	$-	$12,090	$-	$31,023

Note 10 – Commitments and Contingencies

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination. The Company does not provide any severance or other benefits specifically upon a change in control except as described below.

On June 16, 2010, the terms of certain senior executives’ RSUs and performance-based RSUs were modified such that in the event of (i) the termination of the executive’s employment under certain circumstances, the executive’s outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest. On June 16, 2010, the Compensation Committee determined to modify Dr. Gerald Paul’s and the Compensation Committee recommended to the Board of Directors, and the Board of Directors determined to modify Mr. Marc Zandman’s employment arrangements such that upon any termination (other than for cause) after attaining age 62, the executive would be entitled to the same payments and benefits he would have received if his respective employment was terminated by Vishay without cause or by the respective executive for good reason. These modifications were included in formal amendments signed on August 8, 2010.

The modification of the terms of the RSUs and performance-vested RSUs had no effect on the Company’s financial position, results of operations, or liquidity. The expense associated with the modifications to the employment arrangements of Dr. Gerald Paul and Mr. Marc Zandman effectively represents a defined retirement benefit that will be recognized over the remaining service period of the individuals.

On May 13, 2009, the Company entered into an amended and restated employment agreement with Dr. Felix Zandman (the “2009 Agreement”). This agreement amended and restated the existing employment agreement between the Company and Dr. Zandman that was previously amended and restated as of January 1, 2004 (the “2004 Agreement”).

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

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except for per share):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$76,659	$(58,865)	$122,079	$(87,992)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of dilutive
convertible and exchangeable notes, net of tax	50	-	92	-

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$76,709	$(58,865)	$122,171	$(87,992)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,667	186,586	186,654	186,572

Effect of dilutive securities:
Convertible and exchangeable notes	6,176	-	6,176	-
Employee stock options	7	-	6	-
Other	234	-	240	-
Dilutive potential common shares	6,417	-	6,422	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	193,084	186,586	193,076	186,572

Basic earnings (loss) per share attributable to Vishay stockholders	$0.41	$(0.32)	$0.65	$(0.47)

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.40	$(0.32)	$0.63	$(0.47)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	87	87	87	87
Exchangeable Unsecured Notes, due 2102	-	6,176	-	6,176
Weighted average employee stock options	2,514	3,852	2,595	3,872
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	9	312	47	316

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The convertible subordinated notes, due 2023 are only convertible upon the occurrence of certain events. While none of these events has occurred as of July 3, 2010, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they are dilutive.

The Company intends to waive its rights to settle the principal amount of the Convertible Subordinated Notes, due 2023, in shares of Vishay common stock. Accordingly, the notes would be included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price is less than $21.28, no shares are included in the diluted earnings per share computation. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010.

Note 12 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
July 3, 2010:
Assets held in rabbi trusts	$26,390	$6,838	$19,552	$-

December 31, 2009:
Assets held in rabbi trusts	$27,462	$7,389	$20,073	$-

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The Company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the Company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy. Effective July 6, 2010, $3,701,000 of these assets were transferred to VPG equal to the deferred compensation and non-qualified pension liabilities of employees of VPG, which were retained by VPG.

The fair value of the long-term debt at July 3, 2010 and December 31, 2009 is approximately $265.1 million and $280.6 million, respectively, compared to its carrying value of $322.0 million and $336.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 13 – Subsequent Events

Consummation of the Spin-off of VPG

On October 27, 2009, Vishay announced that it intended to spin off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On June 15, 2010, the Board of Directors of Vishay approved the spin-off of VPG and on July 6, 2010, Vishay completed the spin-off through a tax-free stock dividend to Vishay’s stockholders. Vishay’s common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay’s Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.

Until July 6, 2010, including all periods presented in these consolidated condensed financial statements, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated condensed financial statements. The product lines that comprise VPG are included in the VPG reporting segment. See Note 9 for further information on the effect that VPG had on Vishay’s consolidated results.

Relationship with VPG after Spin-off

Following the spin-off, VPG is an independent company and Vishay retains no ownership interest. However, two members of the VPG board of directors also serve on Vishay’s board of directors.

In connection with the completion of the spin-off, on July 6, 2010, Vishay and its subsidiaries entered into several agreements with VPG and its subsidiaries that govern the relationship of the parties following the spin-off. Among the agreements entered into with VPG and its subsidiaries were a transition services agreement, several lease agreements, and supply agreements. None of the agreements are expected to have a material impact on Vishay’s financial position, results of operations, or liquidity.

Vishay also entered into a trademark license agreement with VPG pursuant to which Vishay granted VPG the license to use certain trademarks, service marks, logos, trade names, entity names, and domain names which include the term “Vishay.” The license granted VPG the limited, exclusive, royalty-free right and license to use certain marks and names incorporating the term “Vishay” in connection with the design, development, manufacture, marketing, provision and performance of certain VPG products that do not compete with any products within Vishay’s product range as constituted immediately following the separation and certain services provided in connection with the products. The license cannot be terminated except as a result of willful misconduct or liquidation bankruptcy of VPG.

As a result of this continuing involvement, Vishay will not restate prior periods to present VPG as a discontinued operation.

The table below summarizes the balance sheet information of VPG as of the end of the second fiscal quarter and the date of the spin-off, respectively (in thousands):

	July 3,	July 6,
	2010	2010
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,979	$70,600
Accounts receivable, net	32,017	32,017
Net inventories	44,075	44,075
Deferred income taxes	4,968	4,968
Prepaid expenses and other current assets	5,503	5,503
Total current assets	157,542	157,163

Property and equipment, net	45,167	45,167
Intangible assets, net	15,371	15,371
Other assets	8,376	8,376
Total assets	$226,456	$226,077

Liabilities and equity
Current liabilities:
Notes payable to banks	$534	$534
Trade accounts payable	7,029	7,029
Payroll and related expenses	8,212	8,212
Other accrued expenses	7,235	7,235
Income taxes	4,278	4,278
Total current liabilities	27,288	27,288

Long-term debt, less current portion	1,608	11,566
Deferred income taxes	6,038	6,038
Other liabilities	6,053	6,052
Accrued pension and other postretirement costs	10,432	10,432
Total liabilities	51,419	61,376

Equity:
Vishay Intertechnology, Inc. investment	188,874	178,538
Accumulated other comprehensive income (loss)	(14,003)	(14,003)
Total Vishay Intertechnology, Inc. equity	174,871	164,535
Noncontrolling interests	166	166
Total equity	175,037	164,701
Total liabilities and equity	$226,456	$226,077

Modification of Exchangeable Notes due 2102

On December 13, 2002, Vishay issued $105,000,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes are governed by a note instrument and a put and call agreement dated December 13, 2002. The notes may be put to Vishay in exchange for shares of its common stock and, under certain circumstances, may be called by Vishay for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off, Vishay was required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of the notes and new notes issued by VPG.

Based on the relative trading prices of Vishay and VPG common stock on the ten trading days following the spin-off, Vishay retained the liability for an aggregate $95,041,540 principal amount of exchangeable notes effective July 6, 2010. The assumption of a portion of the liability by VPG was recorded as a reduction in parent net investment just prior to the completion of the spin-off.

The notes are subject to a put and call agreement under which the holders may at any time put the notes to Vishay in exchange for 6,176,471 shares of Vishay’s common stock in the aggregate, and Vishay may call the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018. The put/call rate of the Vishay notes is $15.39 per share of common stock.

The notes bear interest at LIBOR. Interest continues to be payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The interest rate could be further reduced to 50% of LIBOR after December 31, 2010 if the price of Vishay’s common stock is above $40.73 per share for thirty or more consecutive trading days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. is an international manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Discrete semiconductors and passive electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, military/aerospace, and medical industries.

Prior to the completion of the spin-off of Vishay Precision Group, Inc. (“VPG”) on July 6, 2010, we operated in six product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors and Inductors, Capacitors, and Vishay Precision Group. Following the spin-off we operate in five product segments.

Revenues for the fiscal quarter ended July 3, 2010 were $701.7 million, compared to $460.3 million for the fiscal quarter ended June 27, 2009. The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 3, 2010 were $76.7 million, or $0.40 per diluted share, compared to a net loss attributable to Vishay stockholders of $58.9 million, or $0.32 per share for the fiscal quarter ended June 27, 2009.

Revenues for the six fiscal months ended July 3, 2010 were $1,342.1 million, compared to $909.8 million for the six fiscal months ended June 27, 2009. The net earnings attributable to Vishay stockholders for the six fiscal months ended July 3, 2010 were $122.1 million, or $0.63 per diluted share, compared to a net loss attributable to Vishay stockholders of $88.0 million, or $0.47 per share for the six fiscal months ended June 27, 2009.

The net loss attributable to Vishay stockholders for the fiscal quarter and six fiscal months ended June 27, 2009 includes various items affecting comparability as listed in the reconciliation below. There were no such items for the fiscal quarter and six fiscal months ended July 3, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except for per share):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
GAAP net earnings (loss) attributable to Vishay stockholders	$76,659	$(58,865)	$122,079	$(87,992)

Reconciling items affecting operating margin:
Restructuring and severance costs	$-	$12,090	$-	$31,023
Settlement agreement gain	-	(28,195)	-	(28,195)
Executive employment agreement charge	-	57,824	-	57,824

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$-	$(1,303)	$-	$(5,737)

Adjusted net earnings (loss)	$76,659	$(18,449)	$122,079	$(33,077)

Adjusted weighted average diluted shares outstanding	193,084	186,586	193,076	186,572

Adjusted earnings (loss) per diluted share *	$0.40	$(0.10)	$0.63	$(0.18)
____________________

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the second fiscal quarter and six fiscal months ended June 27, 2009 were substantially impacted by the global economic recession. Due to our quick reaction to the recession, we mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we continued to generate positive cash flows from operations, and following several quarters of experiencing losses we began to recover from the global economic recession and produced positive net earnings beginning in the third quarter of 2009. Our results for the second fiscal quarter and six fiscal months ended July 3, 2010 represent the acceleration of the upturn of our business due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior year that enabled us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume.

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

End-of-period backlog is one indicator of future revenues. We include in our backlog only open orders that we expect to ship in the next twelve months. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for future periods.

An important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period as compared with the product that we ship during that period. Only orders that are expected to ship in the next twelve months are included in the computation of the book-to-bill ratio. A book-to-bill ratio that is greater than one indicates that our backlog is building and that we are likely to see increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the second fiscal quarter of 2009 through the second fiscal quarter of 2010 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2009	2009	2009	2010	2010
Net revenues	$460,258	$525,304	$606,960	$640,460	$701,655

Gross profit margin	17.1%	19.9%	22.6%	26.1%	30.0%

End-of-period backlog	$432,800	$502,200	$630,100	$907,700	$987,900

Book-to-bill ratio	1.06	1.11	1.22	1.46	1.15

Inventory turnover	3.02	3.53	4.12	4.22	4.35

Change in ASP vs. prior quarter	-1.1%	-0.8%	-0.1%	-0.5%	1.9%
____________________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced a phase of steep recovery of our business in the second fiscal quarter of 2010. Despite manufacturing capacity limitations and negative exchange rate effects, net revenues for the second fiscal quarter of 2010 increased on a sequential basis due to historically high levels of overall market demand for electronic components across all geographies, markets, and sales channels in the quarter. Gross margins also increased sequentially, due to increased volume and the benefits of our restructuring and other cost cutting initiatives initiated in prior periods. Net revenues exclusive of VPG for the second fiscal quarter of 2010 were $648.7 million versus $592.3 million and $418.9 million, respectively for the first fiscal quarter of 2010 and the second fiscal quarter of 2009.

Although we expect the current trend of revenues to continue, there is no assurance that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

The book-to-bill ratio remained strong in the second fiscal quarter of 2010. Due in part to orders with delivery dates longer than twelve months from the current date not being included in the calculation of the book-to-bill ratio and increases in average sales prices in the fiscal quarter, the book-to-bill ratio declined to 1.15 from 1.46 in the first fiscal quarter of 2010 despite continued strong overall volume demand for our products. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.17 and 1.14, respectively, versus ratios of 1.67 and 1.22, respectively, during the first fiscal quarter of 2010. The book to bill ratio exclusive of VPG was 1.16 for the second fiscal quarter of 2010.

Average selling prices increased versus the first fiscal quarter of 2010 and the previous year due to price stability for our Passive Component products and overall price increases for our Semiconductors products.

Based on the strong book-to-bill ratio and increasing manufacturing capacities, we anticipate revenues of between $650 million and $690 million at slightly improved results for the third fiscal quarter of 2010. Our expected revenues for the third fiscal quarter exclude VPG due to the spin-off.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second fiscal quarter of 2009 through the second fiscal quarter of 2010 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2009	2009	2009	2010	2010
MOSFETs
Net revenues	$95,622	$123,017	$124,348	$127,624	$153,255
Book-to-bill ratio	1.30	1.13	1.39	1.65	0.75
Gross profit margin	13.9%	15.0%	18.4%	21.2%	30.6%

Diodes
Net revenues	$91,240	$110,408	$128,374	$140,246	$151,026
Book-to-bill ratio	1.02	1.14	1.28	1.63	1.35
Gross profit margin	11.6%	15.4%	14.9%	19.7%	23.7%

Optoelectronic Components
Net revenues	$40,485	$43,320	$49,117	$58,429	$57,684
Book-to-bill ratio	1.06	1.14	1.21	1.25	1.26
Gross profit margin	21.8%	23.7%	25.0%	33.6%	35.2%

Resistors and Inductors
Net revenues	$99,685	$107,481	$135,866	$148,655	$153,430
Book-to-bill ratio	0.99	1.13	1.18	1.26	1.22
Gross profit margin	19.9%	23.6%	30.9%	34.9%	36.0%

Capacitors
Net revenues	$91,893	$100,973	$122,407	$117,331	$133,346
Book-to-bill ratio	1.00	1.07	1.07	1.54	1.31
Gross profit margin	16.5%	20.5%	21.4%	20.2%	24.4%

Vishay Precision Group
Net revenues	$41,333	$40,105	$46,848	$48,175	$52,914
Book-to-bill ratio	0.85	1.05	1.06	1.12	1.06
Gross profit margin	26.6%	31.6%	32.0%	35.4%	37.8%
____________________

Acquisition and Divestiture Activity

As part of our growth strategy, we seek to expand through targeted and synergistic acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. This includes exploring opportunities to acquire smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses. Acquisitions of passive components businesses would likely be made to strengthen and broaden our position as a specialty product supplier; acquisitions of discrete semiconductor businesses would be made to increase market share and to exploit synergies. To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For these purposes, we will calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

Due to deteriorating economic conditions that began in the fourth fiscal quarter of 2008, we did not actively pursue acquisitions from the fourth fiscal quarter of 2008 to the third fiscal quarter of 2009. Due to improving economic conditions, our strong liquidity and cash position, and our ability to generate free cash in every quarter of 2009, we returned to our strategy of exploring synergistic acquisition opportunities in the fourth fiscal quarter of 2009, but did not announce or complete any acquisitions in 2009 or the six fiscal months ended July 3, 2010. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Consummation of the Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, we announced that we intended to spin off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On July 6, 2010, we completed the spin-off through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2.1 million, which is reflected in the second fiscal quarter results.

Until July 6, 2010, including all periods presented in the accompanying consolidated condensed financial statements, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in the accompanying consolidated condensed financial statements. The product lines that comprise VPG are included in the VPG reporting segment. See Note 9 to our accompanying consolidated condensed financial statements for further information on the effect that VPG had on our consolidated results.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 76.0% at the end of the second fiscal quarter of 2010 as compared to 74.6% at the end of 2009 and 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we maintain this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

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

We incurred restructuring and severance costs of $28.6 million during the fourth fiscal quarter of 2008, and incurred additional restructuring and severance costs of $37.9 million during the year ended December 31, 2009. These costs were incurred as part of our goal to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008 in response to the economic downturn. Our fixed costs for the year ended December 31, 2009 decreased by $176 million versus the comparable prior year. Of these amounts, approximately 45% reduced costs of products sold and approximately 55% reduced SG&A expenses. Some of our cost reductions realized in 2009 are the result of temporary measures, which we intend to replace with more permanent actions, and certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Accordingly, there is no assurance that all of the cost reductions achieved in 2009 will be maintained in 2010.

Since the beginning of the economic downturn, we have drastically reduced our break-even point by approximately $400 million to $500 million. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.

The perpetual erosion of average selling prices of established products that is typical of our industry makes it imperative that we continually seek ways to reduce our costs. Furthermore, our long-term strategy is to grow through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. For these reasons, we expect to have some level of future restructuring expenses. However, we do not anticipate any material restructuring expenses during 2010 or 2011.

We did not initiate any new restructuring projects in the second fiscal quarter of 2010 and thus did not record any restructuring and severance expenses during the fiscal quarter.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. The general strength of the U.S. dollar at the end of the second fiscal quarter of 2010 compared to December 31, 2009 has significantly decreased the accumulated other comprehensive income recorded on our consolidated condensed balance sheet.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been stronger during the first six fiscal months and second fiscal quarter of 2010 compared to the prior year period and sequentially to the first fiscal quarter of 2010, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year period and prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first six fiscal months of 2010 have been slightly favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Cost of products sold	70.0%	82.9%	71.9%	83.9%
Gross profit	30.0%	17.1%	28.1%	16.1%
Selling, general & administrative expenses	15.6%	18.2%	15.7%	18.8%
Operating income (loss)	14.4%	-10.1%	12.4%	-9.3%
Income (loss) before taxes and noncontrolling interest	14.9%	-11.9%	12.5%	-9.2%
Net earnings (loss) attributable to Vishay stockholders	10.9%	-12.8%	9.1%	-9.7%
__________
Effective tax rate	26.6%	-6.8%	26.9%	-5.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$701,655	$460,258	$1,342,115	$909,769
Change versus comparable prior year period	$241,397		$432,346
Percentage change versus
comparable prior year period	52.4%		47.5%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	53.7%	47.8%
Increase (decrease) in average selling prices	1.1%	-0.2%
Foreign currency effects	-2.5%	0.1%
Other	0.1%	-0.2%
Net change	52.4%	47.5%

Our results for the second fiscal quarter of 2009 were substantially impacted by the global economic recession. The recovery of our business that we began experiencing in the second half of 2009 entered a phase of steep recovery in the second fiscal quarter of 2010 due to historically high overall demand for electronic components and the effects of the cost reductions initiated in the prior year that enabled us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume. The demand in all markets and all regions remains strong to overheated driven by demand for consumer products such as netbooks, the strong recovery of demand for products utilized in automotive applications, and the steady recovery of demand for products for end-uses in industrial applications.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $39 million and $30 million for the six fiscal months ended July 3, 2010 and June 27, 2009 respectively, or 2.8% and 3.2% of gross sales, respectively. Actual credits issued under the programs during the six fiscal months ended July 3, 2010 and June 27, 2009, were $29 million and $38 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth fiscal quarter of 2004. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.8 million and $2.7 million for the six fiscal months ended July 3, 2010 and June 27, 2009, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended July 3, 2010 were 30.0% and 28.1%, versus 17.1% and 16.1%, respectively, for the comparable prior year periods. The gross profit margin for the six fiscal months ended July 3, 2010 was 29% excluding VPG. The increase in gross profit margin reflects manufacturing efficiencies from significantly higher volume and our fixed cost reduction programs.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$153,255	$95,622	$280,879	$179,816
Change versus comparable prior year period	$57,633		$101,063
Percentage change versus
comparable prior year period	60.3%		56.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	48.8%	53.2%
Increase in average selling prices	5.5%	1.2%
Foreign currency effects	-0.7%	0.1%
Other	6.7%	1.7%
Net change	60.3%	56.2%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	30.6%	13.9%	26.3%	8.9%

The increase in gross profit margin reflects significantly higher volume, increased average selling prices and the effects of our fixed cost reduction programs initiated in prior periods.

Our MOSFETs segment suffered significantly from low sales volume during the global economic recession. The substantial recovery that the segment began experiencing in the second half of 2009 further accelerated in the second fiscal quarter of 2010 due to significantly higher sales volume and increased average selling prices. Despite a book-to-bill ratio below 1.0 for the second fiscal quarter of 2010 due to orders that are expected to ship beyond the next twelve months being excluded from the computation of the book-to-bill ratio, we expect continued strong segment net revenues.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$151,026	$91,240	$291,272	$171,633
Change versus comparable prior year period	$59,786		$119,639
Percentage change versus
comparable prior year period	65.5%		69.7%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	66.9%	71.9%
Increase (decrease) in average selling prices	0.7%	-0.8%
Foreign currency effects	-2.0%	0.1%
Other	-0.1%	-1.5%
Net change	65.5%	69.7%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	23.7%	11.6%	21.8%	9.0%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods.

Our Diodes segment suffered significantly from low sales volume during the global economic recession. The substantial recovery that the segment began experiencing in the fourth fiscal quarter of 2009 continued in the second fiscal quarter of 2010 due to significantly higher sales volume. Pricing pressure stopped in the second fiscal quarter of 2010 and we experienced increases in average selling prices versus the first fiscal quarter of 2010 and the second fiscal quarter of 2009. The revenues of the segment have returned to pre-economic crisis levels.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$57,684	$40,485	$116,113	$74,893
Change versus comparable prior year period	$17,199		$41,220
Percentage change versus
comparable prior year period	42.5%		55.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	50.6%	61.1%
Decrease in average selling prices	-1.4%	-2.3%
Foreign currency effects	-3.5%	-0.1%
Other	-3.2%	-3.7%
Net change	42.5%	55.0%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	35.2%	21.8%	34.4%	19.5%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by modestly lower average selling prices.

Our Optoelectronic Components segment suffered significantly from low sales volume during the global economic recession. The substantial recovery that the segment began experiencing in the fourth fiscal quarter of 2009 continued in the first fiscal quarter of 2010 due to significantly higher sales volume and decreased pricing pressure. The average selling price for the second fiscal quarter of 2010 increased versus the first fiscal quarter of 2010 and decreased at below its historical average versus the prior year periods. The revenues of the segment have approached pre-economic crisis levels.

Resistors and Inductors

Net revenues of the Resistors and Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$153,430	$99,685	$302,085	$200,879
Change versus comparable prior year period	$53,745		$101,206
Percentage change versus
comparable prior year period	53.9%		50.4%

Changes in Resistors and Inductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	59.2%	51.2%
Increase (decrease) in average selling prices	0.2%	-0.5%
Foreign currency effects	-4.1%	-0.1%
Other	-1.4%	-0.2%
Net change	53.9%	50.4%

Gross profit as a percentage of net revenues for the Resistors and Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	36.0%	19.9%	35.5%	20.8%

The increase in gross profit margin reflects significantly higher volume, the effects of our fixed cost reduction programs initiated in prior periods, and improved product mix, partially offset by foreign currency effects.

In light of the economic challenges experienced in 2009, our Resistors and Inductors segment maintained a respectable gross margin percentage. Average selling prices have been generally stable versus the prior year. The recovery that we began to experience in the second half of 2009 continued in the second fiscal quarter of 2010. Driven by strong demand for our resistors and inductors used in automotive and industrial applications, revenues have increased to pre-crisis levels.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$133,346	$91,893	$250,677	$197,510
Change versus comparable prior year period	$41,453		$53,167
Percentage change versus
comparable prior year period	45.1%		26.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	51.7%	26.8%
Increase (decrease) in average selling prices	-0.3%	0.5%
Foreign currency effects	-3.3%	-0.2%
Other	-3.0%	-0.2%
Net change	45.1%	26.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	24.4%	16.5%	22.4%	17.2%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by foreign currency effects.

In light of the economic challenges experienced in 2009, our Capacitors segment maintained a respectable gross margin percentage. Average selling prices have been generally stable versus the prior year. The recovery that we began to experience in the second half of 2009 continued in the second fiscal quarter of 2010. Driven by strong demand for our capacitors used in automotive and industrial applications, revenues have increased to pre-crisis levels.

Vishay Precision Group

Net revenues of the Vishay Precision Group segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$52,914	$41,333	$101,089	$85,038
Change versus comparable prior year period	$11,581		$16,051
Percentage change versus
comparable prior year period	28.0%		18.9%

Changes in the Vishay Precision Group segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	31.2%	18.0%
Decrease in average selling prices	-0.9%	-0.4%
Foreign currency effects	-1.2%	1.3%
Other	-1.1%	0.0%
Net change	28.0%	18.9%

Gross profit as a percentage of net revenues for the Vishay Precision Group segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	37.8%	26.6%	36.6%	29.4%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by modestly lower average selling prices.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Total SG&A expenses	$109,266	$83,752	$211,154	$171,206
as a percentage of revenues	15.6%	18.2%	15.7%	18.8%

The overall increase in SG&A expenses is primarily attributable to the resumption of bonus programs and the discontinuation of short-work and temporary shut-downs, which is partially offset by the effects of our cost containment initiatives. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost containment initiatives. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Amortization of intangible assets	$5,201	$5,515	$10,730	$11,258
Net (gain) loss on sales of assets	(24)	160	(92)	239
Costs associated with the VPG spin-off	6,000	-	8,100	-

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We did not initiate any new programs during the six fiscal months ended July 3, 2010 and thus did not record any restructuring and severance costs expenses during the six fiscal months.

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended July 3, 2010 decreased by $0.4 million and $0.8 million, respectively, versus the comparable prior year periods. The decrease is primarily due to lower interest rates on our variable rate debt and lower principal amounts outstanding.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 3, 2010	June 27, 2009	Change
Foreign exchange gain (loss)	$5,462	$(6,168)	$11,630
Interest income	506	871	(365)
Dividend income	97	-	97
Other	(109)	(213)	104
	$5,956	$(5,510)	$11,466

	Six fiscal months ended
	July 3, 2010	June 27, 2009	Change
Foreign exchange gain (loss)	$4,987	$5,624	$(637)
Interest income	1,178	1,856	(678)
Dividend income	97	-	97
Other	(262)	(107)	(155)
	$6,000	$7,373	$(1,373)

Income Taxes

For the fiscal quarter and six fiscal months ended July 3, 2010, the effective tax rate was 26.6% and 26.9%, respectively. The effective tax rate is less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. For the fiscal quarter and six fiscal months ended June 27, 2009, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits.

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

The negative effective tax rate for the fiscal quarter and six fiscal months ended June 27, 2009 reflects the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. Under applicable accounting guidance, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history, and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

During the six fiscal months ended July 3, 2010, the liabilities for unrecognized tax benefits decreased by a net $2.6 million, principally due to settlements and foreign exchange effects.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. We have generated cash flows from operations in excess of $200 million in each of the past 8 years, and cash flows from operations in excess of $100 million in each of the past 15 years. A portion of the cash flows from operations was generated by the Vishay Precision Group that was spun-off on July 6, 2010.

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

We continued to generate strong cash flows from operations and free cash during the fiscal quarter ended July 3, 2010. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

VPG assumed approximately $12 million of debt in connection with the spin-off, including approximately $10 million of exchangeable unsecured notes due 2102.

The following table summarizes the components of net debt (cash) at July 3, 2010, December 31, 2009, and subsequent to the completion of the spin-off of VPG on July 6, 2010 (in thousands):

	July 3,	July 6,	December 31,
	2010	2010	2009
	(reflecting VPG spin-off)
Credit facility - revolving debt	$125,000	$125,000	$125,000
Credit facility - term loan	75,000	75,000	87,500
Exchangeable unsecured notes, due 2102	105,000	95,042	105,000
Convertible subordinated notes, due 2023	1,870	1,870	1,870
Other debt	15,107	13,499	16,736
Total debt	321,977	310,411	336,106

Cash and cash equivalents	674,581	603,981	579,189

Net debt (cash)	$(352,604)	$(293,570)	$(243,083)

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

Substantially all of the July 3, 2010 cash and cash equivalents balance was held by our non-U.S. subsidiaries. We expect that we will need to repatriate additional cash to repay a portion of the term loan outstanding under our credit facility. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of July 3, 2010 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, as compared to a ratio of 3.5 to 1 at December 31, 2009. This decrease is primarily due to changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.21 to 1 at July 3, 2010 as compared to a ratio of 0.22 to 1 at December 31, 2009. This decrease is primarily due to an increase in stockholder’s equity primarily driven by net income available to Vishay stockholders and a decrease in debt due to principal payments made in the fiscal period.

Cash flows provided by continuing operating activities were $177.6 million for the six fiscal months ended July 3, 2010, as compared to cash flows provided by continuing operating activities of $68.9 million for the comparable prior year period. This increase is principally due to more favorable operating results (adjusted for noncash expenses and charges) in the six fiscal months ended July 3, 2010 compared to the prior year period, partially offset by unfavorable changes in net working capital during the 2010 period.

Cash paid for property and equipment for the six fiscal months ended July 3, 2010 was $49.2 million, as compared to $18.3 million for the six fiscal months ended June 27, 2009. As a result of the economic uncertainty and to preserve cash, we limited our capital spending in 2009 to $50.3 million. The reduced level of capital spending was temporary and not sustainable. We estimate that 2010 capital expenditures will be approximately $150 million.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At July 3, 2010, the term loan balance was $75.0 million, and $125 million was outstanding under the revolving credit facility as compared to a term loan balance of $87.5 million and $125 million outstanding under the revolving credit facility as of December 31, 2009.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. As a result of the amendment to the credit facility entered effective June 11, 2010, the interest rates applicable to amounts outstanding under the revolving credit commitment were increased by 47.5 basis points (to LIBOR plus 1.875% based on the April 3, 2010 leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement have not changed (LIBOR plus 2.50% based on the April 3, 2010 leverage ratio).

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

In connection with the amendment of the credit facility entered effective June 11, 2010, the tangible net worth covenant (as prescribed in the Consent and Third Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 14, 2010) was revised to reflect the decrease in tangible net worth expected to occur upon the spin-off of VPG, to $1 billion plus 75% of net proceeds of equity offerings since July 6, 2010 plus, commencing with the fiscal quarter ending March 31, 2011, 50% of net income (without offset for losses) for each fiscal quarter ending after December 31, 2010. The remaining financial maintenance covenants are not affected by the amendment.

We were in compliance with all covenants at July 3, 2010. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,406 million, which is $264 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 0.75 to 1, 10.10 to 1, and 0.51 to 1, respectively.

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

Borrowings under the credit facility are secured by accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate and bank accounts) of Vishay and subsidiaries located in the United States, pledges of stock in certain significant subsidiaries, and certain guarantees by significant subsidiaries. The subsidiaries would be required to perform under the guarantees in the event that Vishay failed to make principal or interest payments under the credit facility. Certain of our subsidiaries are permitted to borrow up to a limit of $125 million under the credit facility. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

In conjunction with the acquisition of the wet tantalum capacitor business of KEMET on September 15, 2008, we issued a three-year term loan of $15 million to KEMET. On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest.

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

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2009. There were no material changes to these commitments during the six fiscal months ended July 3, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010 contains risk factors identified by Vishay. The following additional risk factor has been identified in the current period.

If the VPG spin-off transaction is determined to be taxable for income tax purposes, Vishay and Vishay’s stockholders that are subject to U.S. federal, state or local income tax could incur substantial income tax liabilities.

The VPG spin-off transaction was conditioned upon Vishay’s receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) and an opinion of tax counsel (the “Opinion”) confirming that the VPG spin-off transaction should qualify as tax-free to Vishay and its stockholders. The ruling and opinions rely on certain facts, assumptions, and representations from Vishay regarding the past and future conduct of the companies’ businesses and other matters. Any inaccuracy in these facts, assumptions, or representations could invalidate the ruling, and Vishay and its stockholders could be subject to substantial income tax liabilities.

Notwithstanding the private letter ruling and Opinion, the IRS or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) could determine on audit that the VPG spin-off transaction should be treated as a taxable transaction if the Tax Authority determines that any of these facts, assumptions, or representations are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of Vishay or VPG after the spin-off.

Under the tax matters agreement among Vishay and VPG, VPG generally would be required to indemnify Vishay against its taxes resulting from the failure of the VPG spin-off transaction to qualify as tax-free (“Transaction Taxes”) as a result of (i) any action by VPG or any of its affiliates following the completion of the spin-off that would reasonably be expected to prevent the spin-off from qualifying as a tax-free transaction to Vishay and its stockholders (ii) any action by VPG or its affiliates following the completion of the spin-off that would be inconsistent with any material information or representation made in connection with the private letter ruling obtained by Vishay from the IRS and/or with the Opinion or (iii) certain other actions taken by VPG. However, in the event that Transaction Taxes are incurred for any other reason, Vishay would not be entitled to indemnification.

In addition, due to the potential impact of significant stock ownership changes on the taxability of the spin-off to Vishay, Vishay and VPG may determine not to enter into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the spin-off.

Except as described above, there have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

On June 16, 2010, the terms of certain senior executives’ RSUs and performance-based RSUs were modified such that in the event of (i) the termination of the executive’s employment under certain circumstances, the executive’s outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest. On June 16, 2010, the Compensation Committee determined to modify Dr. Gerald Paul’s and the Compensation Committee recommended to the Board of Directors, and the Board of Directors determined to modify Mr. Marc Zandman’s employment arrangements such that upon any termination (other than for cause) after attaining age 62, the executive would be entitled to the same payments and benefits he would have received if his respective employment was terminated by Vishay without cause or by the respective executive for good reason. These modifications were included in formal amendments signed on August 8, 2010. These amendments are filed as exhibits 10.4 through 10.7 to this report.

Item 6. Exhibits

10.1	Consent and Third Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 14, 2010.

10.2	Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.3	Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.4	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Felix Zandman.

10.5	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul.

10.6	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.

10.7	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 3, 2010, furnished in XBRL (eXtensible Business Reporting Language)).
____________________

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

Date: August 10, 2010