Form 10-Q
period 2010-10-02
VISHAY INTERTECHNOLOGY INC
filed 2010-11-09
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of November 9, 2010, the registrant had 150,572,990 shares of its common stock and 14,352,839 shares of its Class B common stock outstanding.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
OCTOBER 2, 2010
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – October 2, 2010 and December 31, 2009	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended October 2, 2010 and
		September 26, 2009	5

		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended October 2, 2010 and
		September 26, 2009	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended October 2, 2010 and
		September 26, 2009	7

		Consolidated Condensed Statement of Equity
		(Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

	Item 4.	Controls and Procedures	56

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	57

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3.	Defaults Upon Senior Securities	57

	Item 4.	Removed and Reserved	57

	Item 5.	Other Information	58

	Item 6.	Exhibits	58

		SIGNATURES	60

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	October 2,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$745,371	$579,189
Accounts receivable, net	350,355	284,295
Inventories:
Finished goods	105,284	119,723
Work in process	187,099	192,206
Raw materials	133,477	122,940
Total inventories	425,860	434,869

Deferred income taxes	15,720	16,781
Prepaid expenses and other current assets	110,044	92,409
Total current assets	1,647,350	1,407,543

Property and equipment, at cost:
Land	94,080	98,623
Buildings and improvements	485,327	528,438
Machinery and equipment	2,026,527	2,126,226
Construction in progress	56,725	36,193
Allowance for depreciation	(1,760,389)	(1,779,224)
	902,270	1,010,256

Intangible assets, net	119,282	153,623

Other assets	93,325	148,124
Total assets	$2,762,227	$2,719,546

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	October 2,	December 31,
	2010	2009
Liabilities and equity
Current liabilities:
Notes payable to banks	$5	$24
Trade accounts payable	135,519	118,216
Payroll and related expenses	115,777	87,566
Other accrued expenses	184,097	162,083
Income taxes	48,233	23,558
Current portion of long-term debt	76,750	16,054
Total current liabilities	560,381	407,501

Long-term debt less current portion	221,792	320,052
Deferred income taxes	11,870	13,062
Deferred grant income	2,916	2,526
Other liabilities	134,227	152,874
Accrued pension and other postretirement costs	278,814	301,930
Total liabilities	1,210,000	1,197,945

Stockholders' equity:
Vishay stockholders' equity
Common stock	17,229	17,228
Class B convertible common stock	1,435	1,435
Capital in excess of par value	2,319,633	2,317,613
(Accumulated deficit) retained earnings	(889,465)	(922,805)
Accumulated other comprehensive income (loss)	98,285	102,975
Total Vishay stockholders' equity	1,547,117	1,516,446
Noncontrolling interests	5,110	5,155
Total equity	1,552,227	1,521,601
Total liabilities and equity	$2,762,227	$2,719,546

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except for per share)

	Fiscal quarters ended
	October 2,	September 26,
	2010	2009
Net revenues	$694,365	$525,304
Costs of products sold	475,987	420,937
Gross profit	218,378	104,367

Selling, general, and administrative expenses	87,475	89,667
Restructuring and severance costs	-	3,478
Operating income (loss)	130,903	11,222

Other income (expense):
Interest expense	(2,545)	(2,626)
Other	(4,716)	327
	(7,261)	(2,299)

Income (loss) before taxes	123,642	8,923

Income tax expense	33,490	6,414

Net earnings (loss)	90,152	2,509

Less: net earnings attributable to noncontrolling interests	353	186

Net earnings (loss) attributable to Vishay stockholders	$89,799	$2,323

Basic earnings (loss) per share attributable to Vishay stockholders	$0.48	$0.01

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.47	$0.01

Weighted average shares outstanding - basic	186,648	186,636

Weighted average shares outstanding - diluted	193,062	186,824

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except for per share)

	Nine fiscal months ended
	October 2,	September 26,
	2010	2009
Net revenues	$2,036,480	$1,435,073
Costs of products sold	1,440,496	1,183,908
Gross profit	595,984	251,165

Selling, general, and administrative expenses	298,629	260,873
Restructuring and severance costs	-	34,501
Settlement agreement gain	-	(28,195)
Executive employment agreement charge	-	57,824
Operating income (loss)	297,355	(73,838)

Other income (expense):
Interest expense	(7,379)	(8,277)
Other	1,284	7,700
	(6,095)	(577)

Income (loss) before taxes	291,260	(74,415)

Income taxes	78,504	10,839

Net earnings (loss)	212,756	(85,254)

Less: net earnings attributable to noncontrolling interests	878	415

Net earnings (loss) attributable to Vishay stockholders	$211,878	$(85,669)

Basic earnings (loss) per share attributable to Vishay stockholders	$1.14	$(0.46)

Diluted earnings (loss) per share attributable to Vishay stockholders	$1.10	$(0.46)

Weighted average shares outstanding - basic	186,652	186,594

Weighted average shares outstanding - diluted	193,080	186,594

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2,	September 26,
	2010	2009
Continuing operating activities
Net earnings (loss)	$212,756	$(85,254)
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Depreciation and amortization	143,789	169,578
Loss on disposal of property and equipment	176	51
Inventory write-offs for obsolescence	17,022	22,301
Deferred grant income	(426)	(529)
Other	44,081	(8,621)
Net change in operating assets and liabilities,
net of effects of businesses acquired or spun-off	(78,265)	81,114
Net cash provided by continuing operating activities	339,133	178,640

Continuing investing activities
Capital expenditures	(80,079)	(26,295)
Proceeds from sale of property and equipment	725	2,231
Purchase of businesses, net of cash acquired or refunded	-	28,195
Proceeds from loans receivable	15,000	-
Other investing activities	(1,355)	300
Net cash (used in) provided by continuing investing activities	(65,709)	4,431

Continuing financing activities
Proceeds from long-term borrowings	-	15,000
Debt issuance costs	(456)	-
Principal payments on long-term debt and capital leases	(25,998)	(15,058)
Net changes in short-term borrowings	511	(10,702)
Distribution in connection with spin-off of VPG	(70,600)	-
Distributions to noncontrolling interests	(757)	(302)
Net cash used in continuing financing activities	(97,300)	(11,062)
Effect of exchange rate changes on cash and cash equivalents	(9,860)	14,896
Net increase in cash and cash equivalents
from continuing activities	166,264	186,905

Net cash used in discontinued operating activities	(82)	(3,187)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	(82)	(3,187)

Net increase in cash and cash equivalents	166,182	183,718

Cash and cash equivalents at beginning of period	579,189	324,164
Cash and cash equivalents at end of period	$745,371	$507,882

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2010	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601
Net earnings (loss)	-	-	-	211,878	-	211,878	878	212,756
Other comprehensive income (loss)	-	-	-	-	(18,693)	(18,693)	-	(18,693)
Comprehensive income (loss)						193,185	878	194,063
Spin-off of Vishay Precision Group, Inc.	-	-	-	(178,538)	14,003	(164,535)	(166)	(164,701)
Distributions to noncontrolling interests	-	-	-	-	-	-	(757)	(757)
Phantom and restricted stock issuances (80,343 shares)	8	-	(8)	-	-	-	-	-
Cancellation of shares (68,976 shares)	(7)	-	7	-	-	-	-	-
Stock compensation expense	-	-	2,021	-	-	2,021	-	2,021
Conversions from Class B to common stock (49 shares)	-	-	-	-	-	-	-	-
Balance at October 2, 2010	$17,229	$1,435	$2,319,633	$(889,465)	$98,285	$1,547,117	$5,110	$1,552,227

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the nine fiscal months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

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

On July 6, 2010, Vishay completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to Vishay’s stockholders. Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in these consolidated condensed financial statements for periods prior to the completion of the spin-off.

In preparation for the spin-off of VPG, the Company realigned its reportable business segments structure in the second fiscal quarter to be consistent with changes made to its management reporting. Results for 2009 have been adjusted to reflect the new segment reporting structure. Refer to Note 9 for a description of the new segment reporting structure.

Recently Adopted Accounting Guidance

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

On June 15, 2010, the Board of Directors of Vishay approved the spin-off of VPG and on July 6, 2010, Vishay completed the spin-off through a tax-free stock dividend to Vishay’s stockholders. Vishay’s common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay’s Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2.1 million, which are reflected in the results of the nine fiscal months ended October 2, 2010.

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated condensed financial statements for periods prior to the completion of the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 9 for further information on the effect that VPG had on Vishay’s consolidated results.

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

Summary Balance Sheet Data

The table below summarizes the balance sheet information of VPG as of the date of the spin-off (in thousands):

July 6,
2010
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,600
Accounts receivable, net	32,017
Net inventories	44,075
Deferred income taxes	4,968
Prepaid expenses and other current assets	5,503
Total current assets	157,163

Property and equipment, net	45,167
Intangible assets, net	15,371
Other assets	8,376
Total assets	$226,077

Liabilities and equity
Current liabilities:
Notes payable to banks	$534
Trade accounts payable	7,029
Payroll and related expenses	8,212
Other accrued expenses	7,235
Income taxes	4,278
Total current liabilities	27,288

Long-term debt, less current portion	11,566
Deferred income taxes	6,038
Other liabilities	6,052
Accrued pension and other postretirement costs	10,432
Total liabilities	61,376

Equity:
Vishay Intertechnology, Inc. investment	178,538
Accumulated other comprehensive income (loss)	(14,003)
Total Vishay Intertechnology, Inc. equity	164,535
Noncontrolling interests	166
Total equity	164,701
Total liabilities and equity	$226,077

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

Third Fiscal Quarter and Nine Fiscal Months Ended October 2, 2010

The Company did not initiate any new restructuring projects in the third fiscal quarter or nine fiscal months ended October 2, 2010 and thus did not record any restructuring and severance costs expenses during these periods.

Third Fiscal Quarter 2009

The Company recorded restructuring and severance costs of $3,478,000 for the third fiscal quarter of 2009. Employee termination costs were $2,749,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. The Company also incurred $729,000 of other exit costs during the quarter, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends that continued into the third fiscal quarter of 2009.

Nine Fiscal Months Ended September 26, 2009

The Company recorded restructuring and severance costs of $34,501,000 for the nine fiscal months ended September 26, 2009. Employee termination costs were $30,622,000, covering technical, production, administrative, and support employees in nearly every country in which the Company operates. Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines. The Company also incurred $3,879,000 of other exit costs during the nine fiscal months ended September 26, 2009, principally lease termination costs related to facility closures. The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into the third fiscal quarter of 2009.

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

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$33,142	$4,732	$37,874	2,571
Utilized	(21,293)	(2,989)	(24,282)	(2,321)
Foreign currency translation	802	15	817	-
Balance at December 31, 2009	$12,651	$1,758	$14,409	250
Utilized	(8,123)	(907)	(9,030)	(238)
Foreign currency translation	(405)	(49)	(454)	-
Balance at October 2, 2010	$4,123	$802	$4,925	12

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

Also during the year ended December 31, 2008, the Company sold land and buildings that had been vacated as part of its restructuring programs and recognized a gain of $4,510,000, which was recorded within selling, general, and administrative expenses.

There is a $1.2 million accrued restructuring liability related to restructuring programs initiated in 2008 reported as other accrued expenses in the accompanying consolidated condensed balance sheet as of October 2, 2010. Most of the accrued restructuring liability is expected to be paid by December 31, 2010.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended October 2, 2010 and September 26, 2009 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

During the nine fiscal months ended October 2, 2010, the liabilities for unrecognized tax benefits were unchanged on a net basis, principally due to settlements and foreign exchange effects.

The Company recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 10. The Company recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2.

Note 5 – Long-Term Debt

Amendments of Credit Facility

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

See further information regarding the lenders consent to Vishay’s issuance of debentures and repurchase of its common stock in Note 13.

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

Call of Convertible Notes

In 2003, Vishay sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. Holders of substantially all (99.6%) of the 3-5/8% notes exercised their option to require Vishay to repurchase their notes on August 1, 2008. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010. The notes are classified as a current liability as of December 31, 2009 in the accompanying consolidated condensed balance sheets.

Repayment of Israeli Bank Loan

On October 1, 2010, Vishay repaid $10 million of the $13.5 million balance on an Israeli Bank Loan. $13.5 million of the loan balance was classified as a long-term liability as of December 31, 2009 in the accompanying consolidated condensed balance sheets as it was not due to be repaid in the current fiscal year. Half of the remaining balance of the loan is classified as a current liability as of October 2, 2010 in the accompanying consolidated condensed balance sheets due to the timing of the remaining payments.

Subsequent Event – Issuance of Convertible Senior Debentures

On November 3, 2010, Vishay announced the offering of $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors.  See further information in Note 13.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net earnings (loss)	$90,152	$2,509	$212,756	$(85,254)
Other comprehensive income (loss):
Foreign currency translation
adjustment	61,476	30,644	(18,020)	29,564
Unrealized gain (loss) on available
for sale securities	481	743	348	910
Pension and other postretirement
adjustments	3,977	3,053	(1,021)	6,401
Total other comprehensive income (loss)	65,934	34,440	(18,693)	36,875
Comprehensive income (loss)	$156,086	$36,949	$194,063	$(48,379)
Less: Comprehensive income (loss)
attributable to noncontrolling interests	353	186	878	415
Comprehensive income (loss) attributable
to Vishay stockholders	$155,733	$36,763	$193,185	$(48,794)

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2010 and 2009 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 2, 2010		September 26, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$514	$-	$783
Interest cost	4,011	2,541	4,194	2,862
Expected return on plan assets	(4,525)	(340)	(3,739)	(440)
Amortization of prior service credit	631	-	44	-
Amortization of losses	2,329	42	2,822	4
Curtailments and settlements	-	-	-	8
Net periodic benefit cost	$2,446	$2,757	$3,321	$3,217

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 2, 2010 and September 26, 2009 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	October 2, 2010		September 26, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$2,048	$-	$2,189
Interest cost	12,068	8,104	12,551	8,174
Expected return on plan assets	(13,574)	(1,263)	(11,216)	(1,176)
Amortization of prior service credit	833	-	(10)	-
Amortization of losses	6,986	129	8,478	14
Curtailments and settlements	-	-	-	564
Net periodic benefit cost	$6,313	$9,018	$9,803	$9,765

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2010 and 2009 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 2, 2010		September 26, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$19	$62	$44	$84
Interest cost	162	71	193	99
Amortization of prior service (credit) cost	(111)	-	(110)	-
Amortization of transition obligation	19	-	18	-
Amortization of gains	(59)	-	(74)	-
Net periodic benefit cost	$30	$133	$71	$183

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 2, 2010 and September 26, 2009 for the Company’s other postretirement benefit plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	October 2, 2010		September 26, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$76	$190	$132	$242
Interest cost	553	217	579	287
Amortization of prior service (credit) cost	(331)	-	(331)	-
Amortization of transition obligation	56	-	56	-
Amortization of gains	(161)	-	(222)	-
Net periodic benefit cost	$193	$407	$214	$529

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

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Stock options	$168	$197	$522	$656
Restricted stock units	512	141	1,324	727
Phantom stock units	-	-	175	74
Total	$680	$338	$2,021	$1,457

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 2, 2010 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$748	2.0
Restricted stock units	4,606	2.1
Phantom stock units	-	0.0
Total	$5,354

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

As a consequence of the spin-off of VPG on July 6, 2010, the exercise price of all stock options was reduced 9.48% and 259,000 make-up options were granted to reflect the loss of value to the option holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, approximately 102,000 stock options that were held by VPG employees expired. Option activity under the stock option plans as of October 2, 2010 and changes during the nine fiscal months then ended are presented below (number of options in thousands, contractual life in years):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
January 1, 2010	2,728	$19.84
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(347)	25.35
Adjustment due to VPG spin-off*	259	-
Outstanding at October 2, 2010*	2,640	$17.17	1.52

Vested and expected to vest
at October 2, 2010*	2,640	$17.17	1.52
Exercisable at October 2, 2010*	2,386	$17.39	1.00

____________________

* The weighted average exercise price of the stock options included in the line item “Adjustment due to VPG spin-off” is equal to the weighted average exercise price of such stock options prior to the spin-off, as reduced by the spin-off adjustment. The weighted average exercise price of stock options outstanding, vested and expected to vest, and exercisable as of October 2, 2010 also reflects the decrease in the exercise price as a result of the spin-off adjustment.

During the nine fiscal months ended October 2, 2010, 81,000 options vested. At October 2, 2010, there are 254,000 unvested options outstanding, with a weighted average grant-date fair value of $9.33 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2010 of $9.56 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 2, 2010 is $55,000. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the nine fiscal months ended October 2, 2010.

Restricted Stock Units

As a consequence of the spin-off of VPG on July 6, 2010, approximately 60,000 make-up RSUs were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, approximately 5,000 RSUs that were held by VPG employees expired. RSU activity under the stock incentive plan as of October 2, 2010 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
January 1, 2010	155	$9.14
Granted	504	10.83
Vested	(76)	9.68
Cancelled or forfeited	(14)	8.83
Adjustment due to VPG spin-off*	60	-
Outstanding at October 2, 2010*	629	$9.57

Expected to vest at October 2, 2010*	629

____________________

* The weighted average grant date fair value per unit included in the line item “Adjustment due to VPG spin-off” is equal to the weighted average grant date fair value per unit of such RSUs prior to the spin-off, as reduced by the spin-off adjustment. The weighted average grant date fair value per unit of RSUs outstanding as of October 2, 2010 also reflects the decrease in the grant date fair value as a result of the spin-off adjustment.

The Company recognizes compensation cost for RSUs that are expected to vest. Of the 555,800 (as adjusted for the VPG spin-off) RSUs granted in the first nine fiscal months of 2010, 323,700 contain performance-based vesting criteria. The performance vesting criteria of the 323,700 RSUs that contain performance-based vesting criteria have been adjusted by 10% to reflect the absence of VPG within Vishay’s consolidated results. The Company expects all performance-based vesting criteria to be achieved.

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

As a consequence of the spin-off of VPG on July 6, 2010, approximately 15,000 make-up phantom stock units were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, 35,000 phantom stock units held by a VPG employee were adjusted and will be redeemed as common stock as soon as practicable. Phantom stock units activity under the stock incentive plan as of October 2, 2010 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
January 1, 2010	120
Granted	20	$8.76
Redeemed for common stock	-
Adjustment due to VPG spin-off	15
Outstanding at October 2, 2010	155

Note 9 – Segment Information

In preparation for the spin-off of VPG, which was completed on July 6, 2010, the Company realigned its reportable business segments structure in the second fiscal quarter of 2010 to be consistent with changes made to its management reporting. The changes made to management reporting included separating the former Semiconductors reporting segment into MOSFETs, Diodes, and Optoelectronic Components and separating the former Passive Components reporting segment into Resistors and Inductors, Capacitors, and Vishay Precision Group. The changes were necessary due to the former Passive Components segment no longer being comparable after the completion of the spin-off of VPG, the need for discrete information regarding VPG, and the increased interest of management and outside investors in more discrete financial information. Effective beginning in the second fiscal quarter of 2010, the chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on this new segment structure. Following the completion of the spin-off in the third fiscal quarter, we have five reporting segments.

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

Results for 2009 have been adjusted to reflect the new reporting segment structure. The following table sets forth business segment information (in thousands):

			Optoelectronic	Resistors &		Vishay Precision
	MOSFETs	Diodes	Components	Inductors	Capacitors	Group	Corporate / Other	Total
Fiscal quarter ended October 2, 2010:
Product Sales	$181,820	$157,193	$56,836	$157,172	$139,916	$-	$-	$692,937
Royalty Revenues	145	-	-	1,283	-	-	-	$1,428
Total Revenue	$181,965	$157,193	$56,836	$158,455	$139,916	$-	$-	$694,365

Gross Margin	$62,795	$40,017	$19,282	$55,907	$40,377	$-	$-	$218,378

Fiscal quarter ended September 26, 2009:
Product Sales	$123,003	$110,408	$43,320	$106,768	$100,973	$40,105	$-	$524,577
Royalty Revenues	14	-	-	713	-	-	-	$727
Total Revenue	$123,017	$110,408	$43,320	$107,481	$100,973	$40,105	$-	$525,304

Gross Margin	$18,485	$16,860	$10,281	$25,316	$20,745	$12,680	$-	$104,367

Nine fiscal months ended October 2, 2010:
Product Sales	$462,651	$448,465	$172,889	$456,570	$390,593	$101,089	$-	$2,032,257
Royalty Revenues	193	-	60	3,970	-	-	-	$4,223
Total Revenue	$462,844	$448,465	$172,949	$460,540	$390,593	$101,089	$-	$2,036,480

Gross Margin	$136,700	$103,528	$59,226	$162,713	$96,787	$37,030	$-	$595,984

Nine fiscal months ended September 26, 2009:
Product Sales	$302,762	$282,041	$118,200	$305,030	$298,483	$125,143	$-	$1,431,659
Royalty Revenues	71	-	13	3,330	-	-	-	$3,414
Total Revenue	$302,833	$282,041	$118,213	$308,360	$298,483	$125,143	$-	$1,435,073

Gross Margin	$34,439	$32,232	$24,894	$67,171	$54,719	$37,710	$-	$251,165

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Operating margin reconciliation:
MOSFETs	$53,839	$10,331	$109,993	$10,793
Diodes	34,363	11,920	86,319	17,588
Optoelectronic Components	16,516	5,504	50,631	14,370
Resistors & Inductors	48,604	19,758	142,341	50,288
Capacitors	35,438	15,641	80,311	39,754
Vishay Precision Group	-	5,189	18,949	15,187
Unallocated Selling, General, and Administrative Expenses	(57,857)	(53,643)	(191,189)	(157,688)
Restructuring and Severance Costs	-	(3,478)	-	(34,501)
Settlement agreement gain	-	-	-	28,195
Executive employment agreement charge	-	-	-	(57,824)
Consolidated Operating Income (Loss)	$130,903	$11,222	$297,355	$(73,838)

Restructuring and Severance costs:
MOSFETs	$-	$680	$-	$8,305
Diodes	-	253	-	4,814
Optoelectronic Components	-	33	-	2,936
Resistors & Inductors	-	857	-	8,058
Capacitors	-	824	-	4,666
Vishay Precision Group	-	175	-	2,044
Unallocated Selling, General, and Administrative Expenses	-	656	-	3,678
	$-	$3,478	$-	$34,501

Note 10 – Commitments and Contingencies

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination. The Company does not provide any severance or other benefits specifically upon a change in control except as described below.

On June 16, 2010, the terms of certain senior executives’ RSUs and performance-based RSUs were modified such that in the event of (i) the termination of the executive’s employment under certain circumstances, the executive’s outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest. In addition, on June 16, 2010, the Compensation Committee determined to modify Dr. Gerald Paul’s and the Compensation Committee recommended to the Board of Directors, and the Board of Directors determined to modify Mr. Marc Zandman’s employment arrangements such that upon any termination (other than for cause) after attaining age 62, the executive would be entitled to the same payments and benefits he would have received if his respective employment was terminated by Vishay without cause or by the respective executive for good reason. These modifications were included in formal amendments signed on August 8, 2010.

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

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except for per share):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$89,799	$2,323	$211,878	$(85,669)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of dilutive
convertible and exchangeable notes, net of tax	82	-	175	-

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$89,881	$2,323	$212,053	$(85,669)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	186,648	186,636	186,652	186,594

Effect of dilutive securities:
Convertible and exchangeable notes	6,176	-	6,176	-
Employee stock options	7	-	6	-
Other	231	188	246	-
Dilutive potential common shares	6,414	188	6,428	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	193,062	186,824	193,080	186,594

Basic earnings (loss) per share attributable to Vishay stockholders	$0.48	$0.01	$1.14	$(0.46)

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.47	$0.01	$1.10	$(0.46)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	29	88	68	88
Exchangeable Unsecured Notes, due 2102	-	6,176	-	6,176
Weighted average employee stock options	2,606	3,834	2,599	3,859
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	39	-	45	301

In periods in which they are dilutive, if the potential common shares related to the convertible and exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The remaining convertible subordinated notes, due 2023, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010. The notes were only convertible upon the occurrence of certain events. While none of these events occurred, certain conditions which could have triggered conversion were deemed to be non-substantive, and accordingly, the Company always assumed the conversion of these notes in its diluted earnings per share computation during periods in which they were dilutive.

The Company waived its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock. Accordingly, the notes were included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price was less than $21.28, no shares were included in the diluted earnings per share computation.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
October 2, 2010:
Assets held in rabbi trusts	$24,617	$6,946	$17,671	$-

December 31, 2009:
Assets held in rabbi trusts	$27,462	$7,389	$20,073	$-

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The Company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the Company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy. Effective July 6, 2010, $3,701,000 of these assets were transferred to VPG equal to the deferred compensation and non-qualified pension liabilities of employees of VPG, which were retained by VPG.

The fair value of the long-term debt at October 2, 2010 and December 31, 2009 is approximately $259.4 million and $280.6 million, respectively, compared to its carrying value of $298.5 million and $336.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 13 – Subsequent Events – Issuance of Convertible Senior Debentures and Stock Repurchase

On November 3, 2010, Vishay announced the offering of $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors.  Under the terms of Vishay’s credit facility, Vishay was  required to apply cash proceeds from the offering to prepay its outstanding term loan (balance of $75 million).  Vishay used the remaining net proceeds from this offering, together with new net borrowings under its revolving credit facility and cash on hand, to repurchase 21,721,959 shares of common stock for an aggregate purchase price of $275 million. The transactions closed on November 9, 2010.

The debentures will be accounted for pursuant to ASC Topic 470-20, which requires an issuer to separately account for the liability and equity components of the instrument that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.

At issuance, the debt component of the debentures will be valued at approximately $97 million, and the equity component, net of deferred tax effects, will be valued at approximately $116 million.

Interest will be payable on the debentures semi-annually at a rate of 2.25% per annum; however, the Company will recognize an effective annual interest rate of 8.00% on the carrying value of the debentures, based on its nonconvertible debt borrowing rate. In addition to ordinary interest, beginning on November 15, 2020, contingent interest will accrue in certain circumstances relating to the trading price of the debentures and under certain other circumstances.

The debentures will be initially convertible, subject to certain conditions, into cash, shares of Vishay’s common stock or a combination thereof, at Vishay’s option, at an initial conversion rate of 72.0331 shares of common stock per $1,000 principal amount of debentures. This represents an initial effective conversion price of approximately $13.88 per share. This initial conversion price represents a premium of 12.5% to the closing price of Vishay’s common stock on November 3, which was $12.34 per share.  At the direction of its Board of Directors, Vishay intends, upon conversion, to repay the principal amount of the debentures in cash and settle any additional amounts in shares.  At the current time, Vishay’s credit facility does not allow for cash settlement for any portion of the debentures, but Vishay intends to amend or otherwise revise its credit facility to allow for such net share settlements prior to any debentures being converted.  There is no assurance, however, that Vishay will be able to amend its credit facility, and accordingly, no assurance that Vishay will be able to settle conversions on a net share settlement basis.

Vishay may not redeem the debentures prior to November 20, 2020, except in connection with certain tax-related events. On or after November 20, 2020 and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.

On November 3, 2010, the Company entered into a consent letter with the lenders under its credit facility, pursuant to which the Company obtained consent under the agreement governing the facility to allow the Company to issue the debentures and execute the share repurchases described above.

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

On July 6, 2010, we completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in the accompanying consolidated condensed financial statements for periods prior to the spin-off.

Prior to the completion of the spin-off of VPG, we operated in six product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors and Inductors, Capacitors, and Vishay Precision Group. Following the spinoff we operate in five product segments.

Since 1985, we have pursued a business strategy of growth through synergistic acquisitions and focused research and development. Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive electronic components. We expect to continue our strategy of synergistic acquisitions while also maintaining a prudent capital structure.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions. Our revenues are dependent on certain industry end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those markets. From 2001 to 2009, we implemented aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry. We continue to monitor the current environment and its potential effects on our customers and the end markets that we serve. Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have sufficient resources to meet our future needs.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net debt (cash), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in “Financial Metrics” and “Liquidity and Capital Resources.”) The improvement in economic conditions experienced in the current year periods over prior year periods has increased overall demand for our products and the effects of the cost reductions initiated in the prior year has resulted in significant overall improvements in all key financial metrics over prior year periods.

Revenues for the fiscal quarter ended October 2, 2010 were $694.4 million, compared to $525.3 million for the fiscal quarter ended September 26, 2009. The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 2, 2010 were $89.8 million, or $0.47 per diluted share, compared to $2.3 million, or $0.01 per diluted share for the fiscal quarter ended September 26, 2009.

Revenues for the nine fiscal months ended October 2, 2010 were $2,036.5 million, compared to $1,435.1 million for the nine fiscal months ended September 26, 2009. The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 2, 2010 were $211.9 million, or $1.10 per diluted share, compared to a net loss attributable to Vishay stockholders of $85.7 million, or $0.46 per share for the nine fiscal months ended September 26, 2009.

The net earnings (loss) attributable to Vishay stockholders for the fiscal quarter and nine fiscal months ended September 26, 2009 includes various items affecting comparability as listed in the reconciliation below. There were no such items for the fiscal quarter and nine fiscal months ended October 2, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except for per share):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
GAAP net earnings (loss) attributable to Vishay stockholders	$89,799	$2,323	$211,878	$(85,669)

Reconciling items affecting operating margin:
Restructuring and severance costs	$-	$3,478	$-	$34,501
Settlement agreement gain	-	-	-	(28,195)
Executive employment agreement charge	-	-	-	57,824

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$-	$(973)	$-	$(6,710)

Adjusted net earnings (loss)	$89,799	$4,828	$211,878	$(28,249)

Adjusted weighted average diluted shares outstanding	193,062	193,001	193,080	186,594

Adjusted earnings (loss) per diluted share *	$0.47	$0.03	$1.10	$(0.15)

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the third fiscal quarter and nine fiscal months ended September 26, 2009 were substantially impacted by the global economic recession. Due to our quick reaction to the recession, we mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we continued to generate positive cash flows from operations, and following several quarters of experiencing losses we began to recover from the global economic recession and produced positive net earnings beginning in the third fiscal quarter of 2009. Our results for the third fiscal quarter and nine fiscal months ended October 2, 2010 represent the continuation of the upturn of our business due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior year that enabled us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five quarters beginning with the third fiscal quarter of 2009 through the third fiscal quarter of 2010 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2009	2009	2010	2010	2010
Net revenues (1)	$525,304	$606,960	$640,460	$701,655	$694,365

Gross profit margin	19.9%	22.6%	26.1%	30.0%	31.5%

End-of-period backlog (2)	$502,200	$630,100	$907,700	$987,900	$1,009,900

Book-to-bill ratio	1.11	1.22	1.46	1.15	1.04

Inventory turnover	3.53	4.12	4.22	4.35	4.55

Change in ASP vs. prior quarter	-0.8%	-0.1%	-0.5%	1.9%	2.0%
____________________

(1) Net revenues include VPG through the second fiscal quarter of 2010. See “Financial Metrics by Segment” for further information on VPG net revenues.

(2) End-of-period backlog includes backlog attributable to VPG of $30.1 million, $32.7 million, $36.2 million, and $38.4 million for the third fiscal quarter of 2009, fourth fiscal quarter of 2009, first fiscal quarter of 2010, and second fiscal quarter of 2010, respectively.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced the continuation of an excellent business environment in the third fiscal quarter of 2010. Shortages of supply of electronic components have created a favorable pricing environment and led to an increase in average selling prices versus the second fiscal quarter of 2010 and third fiscal quarter of 2009. The favorable pricing environment, continued historically high levels of overall market demand for electronic components, and faster than expected capacity ramp-up at our manufacturing facilities allowed us to slightly exceed our revenue expectations for the fiscal quarter and to increase net revenues sequentially over the previous quarters, excluding VPG. Net revenues exclusive of VPG for the second fiscal quarter of 2010 and third fiscal quarter of 2009 were $648.7 million and $485.2 million, respectively.

Due to the continued increase in volume to pre-crisis sales levels, favorable pricing environment, and continued low fixed costs resulting from the restructuring and other cost cutting initiatives implemented in prior periods, gross margins continued to grow sequentially to the highest level in ten years.

Although we expect the current level of revenues to continue, there is no assurance that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

The book-to-bill ratio remained strong in the third fiscal quarter of 2010. Due in part to some normalization of orders and increases in average sales prices in the third fiscal quarter, the book-to-bill ratio declined to 1.04 from 1.15 in the second fiscal quarter of 2010 despite continued strong overall volume demand for our products. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.95 and 1.16, respectively, versus ratios of 1.17 and 1.14, respectively, during the second fiscal quarter of 2010. We expect our current revenue trends to continue despite the decline in the book-to-bill ratio due to historically high backlogs for our products.

Based on our backlog and a lower number of working days, we anticipate revenues of between $650 million and $690 million at performance levels close to those of the third fiscal quarter for the fourth fiscal quarter of 2010.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third fiscal quarter of 2009 through the third fiscal quarter of 2010 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2009	2009	2010	2010	2010
MOSFETs
Net revenues	$123,017	$124,348	$127,624	$153,255	$181,965
Book-to-bill ratio	1.13	1.39	1.65	0.75	1.17
Gross profit margin	15.0%	18.4%	21.2%	30.6%	34.5%

Diodes
Net revenues	$110,408	$128,374	$140,246	$151,026	$157,193
Book-to-bill ratio	1.14	1.28	1.63	1.35	0.91
Gross profit margin	15.4%	14.9%	19.7%	23.7%	25.5%

Optoelectronic Components
Net revenues	$43,320	$49,117	$58,429	$57,684	$56,836
Book-to-bill ratio	1.14	1.21	1.25	1.26	0.86
Gross profit margin	23.7%	25.0%	33.6%	35.2%	33.9%

Resistors and Inductors
Net revenues	$107,481	$135,866	$148,655	$153,430	$158,455
Book-to-bill ratio	1.13	1.18	1.26	1.22	1.01
Gross profit margin	23.6%	30.9%	34.9%	36.0%	35.3%

Capacitors
Net revenues	$100,973	$122,407	$117,331	$133,346	$139,916
Book-to-bill ratio	1.07	1.07	1.54	1.31	1.11
Gross profit margin	20.5%	21.4%	20.2%	24.4%	28.9%

Vishay Precision Group
Net revenues	$40,105	$46,848	$48,175	$52,914	n/a
Book-to-bill ratio	1.05	1.06	1.12	1.06	n/a
Gross profit margin	31.6%	32.0%	35.4%	37.8%	n/a

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

Due to deteriorating economic conditions that began in the fourth fiscal quarter of 2008, we did not actively pursue acquisitions from the fourth fiscal quarter of 2008 to the third fiscal quarter of 2009. Due to improving economic conditions, our strong liquidity and cash position, and our ability to generate free cash in every quarter of 2009, we returned to our strategy of exploring synergistic acquisition opportunities in the fourth fiscal quarter of 2009, but did not announce or complete any acquisitions in 2009 or the nine fiscal months ended October 2, 2010. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, we announced that we intended to spin off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On July 6, 2010, we completed the spin-off through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2.1 million, which is reflected in the results for the nine fiscal months ended October 2, 2010.

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in the accompanying consolidated condensed financial statements for periods prior to the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 9 to our accompanying consolidated condensed financial statements for further information on the effect that VPG had on our consolidated results.

Cost Management

We place a strong emphasis on reducing our costs. Since 2001, we have been implementing aggressive cost reduction programs to enhance our competitiveness, particularly in light of the erosion of average selling prices of established products that is typical of the industry.

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost markets, such as the United States and Western Europe, to lower-labor-cost markets, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we are successful in implementing this program. This percentage was 76.7% at the end of the third fiscal quarter of 2010 as compared to 74.6% at the end of 2009 and 2008, and 57% when this program began in 2001. Our target is to have between 75% and 80% of our headcount in lower-labor-cost countries. As we maintain this target headcount allocation, our cost reduction efforts are more directed towards consolidating facilities and other cost cutting measures to control fixed costs, rather than transfers of production to lower-labor-cost markets.

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

We did not initiate any new restructuring projects in the third fiscal quarter of 2010 and thus did not record any restructuring and severance expenses during the fiscal quarter.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. The general strength of the U.S. dollar at the end of the third fiscal quarter of 2010 compared to December 31, 2009 has decreased the accumulated other comprehensive income recorded on our consolidated condensed balance sheet.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been stronger during the first nine fiscal months and third fiscal quarter of 2010 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year periods. The dollar generally has been weaker during the third fiscal quarter of 2010 sequentially compared to the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first nine fiscal months of 2010 have been slightly favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Cost of products sold	68.5%	80.1%	70.7%	82.5%
Gross profit	31.5%	19.9%	29.3%	17.5%
Selling, general & administrative expenses	12.6%	17.1%	14.7%	18.2%
Operating income (loss)	18.9%	2.1%	14.6%	-5.1%
Income (loss) before taxes and noncontrolling interest	17.8%	1.7%	14.3%	-5.2%
Net earnings (loss) attributable to Vishay stockholders	12.9%	0.4%	10.4%	-6.0%
__________
Effective tax rate	27.1%	71.9%	27.0%	-14.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$694,365	$525,304	$2,036,480	$1,435,073
Change versus comparable prior year period	$169,061		$601,407
Percentage change versus
comparable prior year period	32.2%		41.9%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	40.4%	44.0%
Increase in average selling prices	4.2%	1.3%
Absence of VPG	-7.6%	-2.8%
Foreign currency effects	-3.6%	-1.3%
Other	-1.2%	0.7%
Net change	32.2%	41.9%

The recovery of our business that we began experiencing in the second half of 2009 continued in the third fiscal quarter of 2010 due to historically high overall demand for electronic components, a favorable pricing environment, and the effects of the cost reductions initiated in the prior year that enabled us to achieve our best results in ten years. Our results have dramatically improved versus the third fiscal quarter of 2009 results, which were substantially impacted by the global economic recession. Overall demand remains strong especially in the automotive, industrial, military and aerospace, and telecom network markets, although demand in the computer and segments of the consumer market have slowed. We expect our current revenue levels to continue despite the slight decline in demand due to historically high backlogs for our products.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $56 million and $44 million for the nine fiscal months ended October 2, 2010 and September 26, 2009 respectively, or 2.7% and 3.0% of gross sales, respectively. Actual credits issued under the programs during the nine fiscal months ended October 2, 2010 and September 26, 2009, were $41 million and $51 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

As a result of a concentrated effort to defend our intellectual property and generate additional licensing income, we began receiving royalties in the fourth fiscal quarter of 2004. Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $4.2 million and $3.4 million for the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended October 2, 2010 were 31.5% and 29.3%, versus 19.9% and 17.5%, respectively, for the comparable prior year periods. The gross profit margin for the nine fiscal months ended October 2, 2010 was 28.9% excluding VPG. The increase in gross profit margin reflects manufacturing efficiencies from significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior periods.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$181,965	$123,017	$462,844	$302,833
Change versus comparable prior year period	$58,948		$160,011
Percentage change versus
comparable prior year period	47.9%		52.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	35.0%	45.5%
Increase in average selling prices	7.7%	3.7%
Foreign currency effects	-1.1%	-0.4%
Other	6.3%	4.0%
Net change	47.9%	52.8%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross margin percentage	34.5%	15.0%	29.5%	11.4%

The increase in gross profit margin reflects significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior periods.

Our MOSFETs segment suffered significantly from low sales volume during the global economic recession. Following three fiscal quarters of accelerated recovery, the business has normalized after reaching pre-crisis levels of manufacturing and sales in the third fiscal quarter of 2010. Strong demand, shortages of supply, and customer requested expedites have led to price increases over the prior quarter and prior year periods. Based on a book-to-bill ratio of 1.17 and a high backlog, we expect continued strong segment net revenues.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$157,193	$110,408	$448,465	$282,041
Change versus comparable prior year period	$46,785		$166,424
Percentage change versus
comparable prior year period	42.4%		59.0%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	37.2%	57.9%
Increase in average selling prices	5.1%	1.2%
Foreign currency effects	-3.2%	-1.2%
Other	3.3%	1.1%
Net change	42.4%	59.0%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross margin percentage	25.5%	15.4%	23.1%	11.4%

The increase in gross profit margin reflects significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior periods.

Our Diodes segment suffered significantly from low sales volume during the global economic recession. Following the substantial recovery, the business has normalized after reaching pre-economic crisis level of sales in the second fiscal quarter of 2010. Strong demand, shortages of supply, and customer requested expedites have led to price increases over the prior quarter and prior year periods. Despite a book-to-bill ratio below 1.0 for the third fiscal quarter of 2010, we continue to expect strong segment net revenues due to a very high backlog.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$56,836	$43,320	$172,949	$118,213
Change versus comparable prior year period	$13,516		$54,736
Percentage change versus
comparable prior year period	31.2%		46.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	38.3%	52.8%
Decrease in average selling prices	0.0%	-1.6%
Foreign currency effects	-5.1%	-1.9%
Other	-2.0%	-3.0%
Net change	31.2%	46.3%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross margin percentage	33.9%	23.7%	34.2%	21.1%

The increase in gross profit margin reflects significantly higher volume and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by modestly lower average selling prices.

Our Optoelectronic Components segment suffered significantly from low sales volume during the global economic recession. Following the substantial recovery, the business has normalized after reaching pre-economic crisis levels. The average selling prices have been stable versus the second fiscal quarter of 2010 and third fiscal quarter of 2009. Despite a book-to-bill ratio below 1.0 for the third fiscal quarter of 2010, we continue to expect strong segment net revenues due to a high backlog.

Resistors and Inductors

Net revenues of the Resistors and Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$158,455	$107,481	$460,540	$308,360
Change versus comparable prior year period	$50,974		$152,180
Percentage change versus
comparable prior year period	47.4%		49.4%

Changes in Resistors and Inductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	56.3%	52.9%
Decrease in average selling prices	-0.1%	-0.3%
Foreign currency effects	-6.1%	-2.2%
Other	-2.7%	-1.0%
Net change	47.4%	49.4%

Gross profit as a percentage of net revenues for the Resistors and Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross margin percentage	35.3%	23.6%	35.3%	21.8%

The increase in gross profit margin reflects significantly higher volume, the effects of our fixed cost reduction programs initiated in prior periods, and improved product mix, partially offset by foreign currency effects and modestly lower average selling prices.

In light of the economic challenges experienced in 2009, our Resistors and Inductors segment maintained a respectable gross margin percentage. Average selling prices have been generally stable versus the second fiscal quarter of 2010 and third fiscal quarter of 2009. The business has achieved pre-economic crisis sales levels and continues to enjoy strong demand from the automotive and industrial markets. Based on a book-to-bill ratio of 1.01 and a high backlog, we expect the business to stabilize on a high level.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$139,916	$100,973	$390,593	$298,483
Change versus comparable prior year period	$38,943		$92,110
Percentage change versus
comparable prior year period	38.6%		30.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	35.5%	29.8%
Increase in average selling prices	5.7%	2.3%
Foreign currency effects	-5.0%	-1.8%
Other	2.4%	0.6%
Net change	38.6%	30.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Gross margin percentage	28.9%	20.5%	24.8%	18.3%

Significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior periods, partially offset by foreign currency effects, have led to the highest gross margin results for the Capacitors segment in recent history.

In light of the economic challenges experienced in 2009, our Capacitors segment maintained a respectable gross margin percentage. Continued strong demand, shortages of supply, and customer requested expedites have led to substantial price increases versus the second fiscal quarter of 2010 and prior year periods. The business has achieved pre-economic crisis sales levels and continues to enjoy strong demand from the automotive and industrial markets. Due to a strong book-to-bill ratio and high backlog, we continue to expect strong segment net revenues.

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010. Net revenues and gross margin percentage for the periods that VPG was included in our consolidated condensed results were as follows (dollars in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	September 26, 2009	October 2, 2010	September 26, 2009
Net revenues	$40,105	$101,089	$125,143
Gross margin percentage	31.6%	36.6%	30.1%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Total SG&A expenses	$87,475	$89,667	$298,629	$260,873
as a percentage of revenues	12.6%	17.1%	14.7%	18.2%

VPG accounted for $35.4 million (including $8.4 million of costs associated with the spin-off) of SG&A expenses for the nine fiscal months ended October 2, 2010 and $10.3 million and $31.4 million, respectively, of SG&A expenses for the fiscal quarter and nine fiscal months ended September 26, 2009. The overall increase in SG&A expenses, excluding VPG, is primarily attributable to the resumption of bonus programs and the discontinuation of short-work and temporary shut-downs, which is partially offset by the effects of our cost containment initiatives. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost containment initiatives. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Amortization of intangible assets	$4,511	$5,843	$15,241	$17,102
Net (gain) loss on sales of assets	268	(188)	176	51
Costs associated with the VPG spin-off	300	1,200	8,400	1,900

Restructuring and Severance Costs and Related Asset Write-Downs

Our restructuring activities have been designed to reduce both fixed and variable costs. These activities include the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. We did not initiate any new programs during the nine fiscal months ended October 2, 2010 and thus did not record any restructuring and severance costs expenses during the nine fiscal months.

Other Income (Expense)

Interest expense for the fiscal quarter and nine fiscal months ended October 2, 2010 decreased by $0.1 million and $0.9 million, respectively, versus the comparable prior year periods. The decrease is primarily due to lower interest rates on our variable rate debt and lower principal amounts outstanding.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 2, 2010	September 26, 2009	Change
Foreign exchange gain (loss)	$(5,612)	$(389)	$(5,223)
Interest income	627	874	(247)
Dividend income	-	-	-
Other	269	(158)	427
	$(4,716)	$327	$(5,043)

	Nine fiscal months ended
	October 2, 2010	September 26, 2009	Change
Foreign exchange gain (loss)	$(625)	$5,235	$(5,860)
Interest income	1,805	2,730	(925)
Dividend income	97	-	97
Other	7	(265)	272
	$1,284	$7,700	$(6,416)

Income Taxes

For the fiscal quarter and nine fiscal months ended October 2, 2010, the effective tax rate was 27.1% and 27.0%, respectively. The effective tax rate is less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. For the nine fiscal months ended September 26, 2009, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits. For the same reason, the effective tax rate for the fiscal quarter ended September 26, 2009 was 71.9%.

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

During the nine fiscal months ended October 2, 2010, the liabilities for unrecognized tax benefits were unchanged on a net basis, principally due to settlements and foreign exchange effects.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. We have generated cash flows from operations in excess of $200 million in each of the past 8 years, and cash flows from operations in excess of $100 million in each of the past 15 years. A portion of the cash flows from operations was generated by the Vishay Precision Group that was spun off on July 6, 2010.

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

We continued to generate strong cash flows from operations and free cash during the fiscal quarter ended October 2, 2010. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash going forward if the current recovery stalls or does not continue as expected.

Our debt balance has decreased by $37.6 million from December 31, 2009 to October 2, 2010 due to principal payments of $26.0 million and the assumption by VPG of approximately $12 million of debt in connection with the spin-off (including approximately $10 million of exchangeable unsecured notes due 2102).

The following table summarizes the components of net debt (cash) at October 2, 2010 and December 31, 2009 (in thousands):

	October 2,	December 31,
	2010	2009
Credit facility - revolving debt	$125,000	$125,000
Credit facility - term loan	75,000	87,500
Exchangeable unsecured notes, due 2102	95,042	105,000
Convertible subordinated notes, due 2023	-	1,870
Other debt	3,500	16,736
Total debt	298,542	336,106

Cash and cash equivalents	745,371	579,189

Net debt (cash)	$(446,829)	$(243,083)

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

Substantially all of the October 2, 2010 cash and cash equivalents balance was held by our non-U.S. subsidiaries. At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of October 2, 2010 continued to be strong, with a current ratio (current assets to current liabilities) of 2.9 to 1, as compared to a ratio of 3.5 to 1 at December 31, 2009. This decrease is primarily due to changes in the classification of our debt due to the timing of scheduled repayments. Our ratio of total debt to Vishay stockholders’ equity was 0.19 to 1 at October 2, 2010 as compared to a ratio of 0.22 to 1 at December 31, 2009. This decrease is primarily due to an increase in stockholder’s equity primarily driven by net income available to Vishay stockholders and a decrease in debt due to principal payments made in the fiscal period.

Cash flows provided by continuing operating activities were $339.1 million for the nine fiscal months ended October 2, 2010, as compared to cash flows provided by continuing operating activities of $178.6 million for the comparable prior year period. This increase is principally due to more favorable operating results (adjusted for noncash expenses and charges) in the nine fiscal months ended October 2, 2010 compared to the prior year period, partially offset by unfavorable changes in net working capital during the 2010 period.

Cash paid for property and equipment for the nine fiscal months ended October 2, 2010 was $80.1 million, as compared to $26.3 million for the comparable prior year period. As a result of the economic uncertainty and to preserve cash, we limited our capital spending in 2009 to $50.3 million. The reduced level of capital spending was temporary and not sustainable. We estimate that 2010 capital expenditures will be approximately $150 million.

On November 3, 2010, we announced the offering of $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors.  We used the net proceeds from this offering, together with new net borrowings under our credit facility and cash on hand, to repurchase 21,721,959 shares of common stock for an aggregate purchase price of $275 million. The transactions closed on November 9, 2010.  See Note 13 to our Consolidated Condensed Financial Statements in Part I.

We maintain a credit facility, which provides a revolving commitment of up to $250 million through April 20, 2012, and a term loan which requires semi-annual principal payments through 2011. At October 2, 2010, the term loan balance was $75.0 million, and $125 million was outstanding under the revolving credit facility as compared to a term loan balance of $87.5 million and $125 million outstanding under the revolving credit facility as of December 31, 2009.

Under the terms of our credit facility, we were required to apply an amount equal to 50% of the net cash proceeds from the November 3, 2010 offering to prepay the outstanding amount under our term loan ($75 million), and once the outstanding term loan amount was reduced to zero, to repay a portion of the outstanding amount under our revolving loan. The repayment of the outstanding revolving loan does not reduce the lenders’ revolving credit commitment, and the amount repaid was simultaneously re-borrowed.

The issuance of the debentures and the execution of the share repurchases required us to enter into a consent letter with the lenders under our credit facility.

Interest on the credit facility is payable at prime or other variable interest rate options. We are required to pay facility commitment fees. As a result of the amendment to the credit facility entered effective June 11, 2010, the interest rates applicable to amounts outstanding under the revolving credit commitment were increased by 47.5 basis points (to LIBOR plus 1.875% based on the July 3, 2010 leverage ratio). The interest rates applicable to amounts outstanding under the term loan arrangement did not change (LIBOR plus 2.50% based on the July 3, 2010 leverage ratio).

The credit facility restricts us from paying cash dividends and requires us to comply with other covenants, including the maintenance of specific financial measures and ratios.

In connection with the amendment of the credit facility entered effective June 11, 2010, the tangible net worth covenant was revised to reflect the decrease in tangible net worth expected to occur upon the spin-off of VPG. The financial maintenance covenants now include (a) tangible net worth (as defined in the credit facility) of $1 billion plus 75% of net proceeds of equity offerings since July 6, 2010 plus, commencing with the fiscal quarter ending March 31, 2011, 50% of net income (without offset for losses) for each fiscal quarter ending after December 31, 2010; (b) a leverage ratio of not more than 3.50 to 1; (c) a fixed charges coverage ratio (“FCCR”) of not less than 2.50 to 1; (d) and a senior debt (as defined in the credit facility) to consolidated EBITDA ratio of not more than 2.00 to 1. The computation of these ratios is prescribed in Article 7 of the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008. The Consent and Third Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement effective June 11, 2010 has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 14, 2010.

We were in compliance with all covenants at October 2, 2010. Our tangible net worth, calculated pursuant to the terms of the credit facility, was $1,339 million, which is $339 million more than the minimum required under the related credit facility covenant. Our leverage ratio, fixed charge coverage ratio, and senior debt ratio were 0.57 to 1, 12.23 to 1, and 0.39 to 1, respectively.

We expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

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

While the timing and location of scheduled payments for certain liabilities has required and will require us to draw additional amounts on our credit facility from time to time, for the next twelve months, management expects that cash on-hand and cash flows from operations will be sufficient to meet our normal operating requirements, to meet our obligations under restructuring and acquisition integration programs, to fund scheduled debt maturities, and to fund our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contractual Commitments

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2009. There were no material changes to these commitments during the nine fiscal months ended October 2, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, as amended by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, filed with the SEC on August 10, 2010, contains risk factors identified by Vishay.

There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.2	Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.3	Transition Services Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.3 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.4	Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.5	Secondment Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.5 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.6	Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.7	Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.7 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.8	Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. Incorporated by reference to Exhibit 10.8 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.9	Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. Incorporated by reference to Exhibit 10.9 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.10	Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.11	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.12	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.13	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.*

10.14	Lease Agreement between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd. Incorporated by reference to Exhibit 10.14 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.15	Lease Agreement, dated July 6, 2010, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.15 to Vishay Precision Group, Inc.’s current report on Form 8- K filed July 7, 2010.

10.16	Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. Incorporated by reference to Exhibit 10.16 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.17	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.18	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.19	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.20	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.21	Press release, dated July 21, 2010, announcing the terms of the replacement notes to be issued to holders of Vishay’s exchangeable floating-rate unsecured notes due 2102 and revised terms of its outstanding warrants as required due to the spin-off of Vishay Precision Group, Inc. on July 6, 2010. Incorporated by reference to Exhibit 99 to our current report on Form 8-K filed July 22, 2010.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 2, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

____________________

*Confidential treatment has been requested by, and accorded to, VPG with respect to certain portions of this Exhibit. Omitted portions have been filed separately by VPG with the Securities and Exchange Commission.

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

Date: November 9, 2010