Form 10-K
period 2010-12-31
VISHAY INTERTECHNOLOGY INC
filed 2011-02-25
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($7.43 on July 3, 2010), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,278,000,000. There is no non-voting stock outstanding.

As of February 24, 2011, registrant had 150,916,175 shares of its common stock and 14,352,839 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2010

This page intentionally left blank.

PART I

Item 1. BUSINESS

Our Business

Vishay Intertechnology, Inc. (“Vishay,” the “Company,” “we,” “us,” or “our”) is a leading global manufacturer and supplier of discrete semiconductors and passive electronic components. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive electronic components include resistive products, capacitors, and inductors. Discrete semiconductors and passive electronic components are essential elements of virtually every type of electronic circuit. They support the microprocessor chips and other integrated circuits (“ICs”) that coordinate and control the functions of electronic devices and equipment. We offer our customers “one-stop shop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

Our semiconductor components are used for a wide variety of functions, including power control, power conversion, power management, signal switching, signal routing, signal blocking, signal amplification, two-way data transfer, one-way remote control, and circuit isolation. Our passive components are used to restrict current flow, suppress voltage increases, store and discharge energy, control alternating current (“AC”) and voltage, filter out unwanted electrical signals, and perform other functions. Our components are used in virtually every type of product that contains electronic circuitry, in the industrial, computing, automotive, consumer, telecommunications, power supplies, military, aerospace, and medical markets.

On July 6, 2010, we completed the spin-off of our measurements and foil resistor businesses into an independent, publicly-traded company named Vishay Precision Group, Inc. (“Vishay Precision Group” or “VPG”) through a tax-free stock dividend to our stockholders.

The Vishay Story

In the 1950’s, Dr. Felix Zandman, Vishay’s founder, Executive Chairman of the Board of Directors, and Chief Technical and Business Development Officer, was issued patents for his PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions. His research in this area led him to develop Bulk Metal® foil resistors – ultra-precise, ultra-stable resistors with performance far beyond any other resistor available to date.

In 1962, Dr. Zandman, with the financial help of the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal® foil resistors. Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay. Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress® products, and strain gages. These products became part of Vishay Precision Group, which was spun off on July 6, 2010.

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990’s, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay’s global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; and the wet tantalum capacitor business of KEMET Corporation in 2008.

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

We also acquired several businesses as part of our Measurements Group’s strategy of vertical market integration. The measurements business became part of VPG, which was spun off on July 6, 2010.

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lancaster Avenue, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Our Competitive Strengths

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world’s largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service.

Broad Market Penetration

We have the broadest product line of discrete semiconductors and passive components among our competitors. Our broad product portfolio allows us to penetrate markets in all industry segments and all regions, which reduces our exposure to a particular end market or geographic location. The net revenues, excluding VPG, were attributable to customers in the following regions:

	Years Ended December 31,
	2010	2009
Americas	23%	22%
Europe	36%	37%
Asia	41%	41%

The share of net revenues, excluding VPG, by end market was as follows:

	Years Ended December 31,
	2010	2009
Industrial	24%	22%
Computer	21%	19%
Automotive	15%	15%
Consumer Products	9%	11%
Telecommunications	12%	16%
Power Supplies	10%	9%
Military and Aerospace	6%	5%
Medical	3%	3%

Global Technology Leader

We were founded based on the inventions of Dr. Felix Zandman and we continue to emphasize technological innovation as a driver of growth. Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Zandman, our engineers, and scientists. We are currently a worldwide technology and market leader in wirewound and other power resistors, leaded film resistors, thin film SMD resistors, wet and conformal-coated tantalum capacitors, capacitors for power electronics, power rectifiers, low-voltage power MOSFETs, and infrared components.

Operational Excellence

We are a leading manufacturer in our industry, with a broad product portfolio, access to multiple end markets, and geographic diversity. We have solid, well-established relationships with our customers and strong distribution channels. Our senior management team is highly experienced, with deep industry knowledge. Over the past two decades, our management team has successfully restructured our company and integrated several acquisitions. We can adapt our operations to changing economic conditions, as demonstrated by the significant, rapid cost-cutting initiatives in response to the global economic recession of 2008-2009, our ability to significantly reduce working capital investment and continue to generate cash during the recession, and our ability to capitalize on improving market conditions in 2010.

Research and Development Provides Customer-Driven Growth Solutions

We maintain strategically placed application and product support centers where proximity to customers and our manufacturing locations enables us to more easily gauge and satisfy the needs of local markets. The breadth of our product portfolio along with the proximity of our field application engineers to customers provides increased opportunities to have our components selected and designed into new end products by customers in all relevant market segments. We also maintain research and development personnel and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing processes and technologies.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash.” Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 14 years and “free cash” in excess of $80 million in each of the past 9 years. We expect the benefits of our restructuring and other cost cutting measures in prior periods will continue our strong “free cash” generation going forward.

Financial Strength and Flexibility

As of December 31, 2010, our cash balance exceeded our debt balance by $466 million. We also maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015, of which $210 million was available as of December 31, 2010. Our net cash position, available revolving commitment, and strong “free cash” flow generation provides financial strength and flexibility and reduces our exposure to future economic uncertainties.

Our Key Challenges

Economic Environment

Our business and operating results have been and will continue to be impacted by the global economy and in the local economies in which our customers operate. Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those markets.

Competition

Our business is highly competitive worldwide, with low transportation costs and few import barriers. Our major competitors, some of which are larger than us, have significant financial resources and technological capabilities. To continue to grow our business successfully, we need to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements.

Continuing to Grow through Acquisitions

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of growth through acquisitions. For this strategy to remain successful, we need to continue to identify attractive and available acquisition candidates, complete acquisitions on favorable terms, and integrate new businesses, manufacturing processes, employees, and logistical arrangements into our existing management and operating infrastructure.

Continuous Innovation and Protection of Intellectual Property

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

For a more detailed discussion of the risks and uncertainties inherent in our business, which could materially and adversely affect our business, results of operations or financial condition, see “Risk Factors” in Item 1A.

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Growth through Strategic Acquisitions

We expect to continue to expand within the electronic components industry, primarily through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise.

Cost Management

Over the past several years we implemented programs to optimize our labor distribution across the globe. After successfully realigning our labor distribution, our focus is directed to controlling fixed costs and reducing variable costs.

Invest in Innovation to Drive Growth

We expect to continue to use our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products. Our ability to react to changing customer needs and industry trends will continue to be key to our success. We intend to leverage our insights into customer demand to continually develop and roll out new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

Customer Service Excellence

We maintain significant production facilities in those regions where we market the bulk of our products in order to enhance the service and responsiveness that we provide to our customers. We aim to further strengthen our relationships with customers and strategic partners by providing broad product lines that allow us to provide “one-stop shop” service, whereby they can streamline their design and purchasing processes by ordering multiple types of products.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment
MOSFETs
• Low-Voltage TrenchFET® Power MOSFETs
• Medium-Voltage TrenchFET® Power MOSFETs
• High-Voltage Planar MOSFETs
• High-Voltage Super Junction MOSFETs
ICs
• Power ICs
• Analog Switches

Diodes Segment
Rectifiers
• Schottky Rectifiers
• Ultra-Fast Recovery Rectifiers
• Standard and Fast Recovery Rectifiers
• High-Power Rectifiers/Diodes
Small-Signal Diodes
• Schottky and Switching Diodes
• Zener Diodes
• Tuner/Capacitance Diodes
• Bandswitching Diodes
• RF PIN Diodes
Protection Diodes
• TVS Diodes or TRANSZORB® (uni-directional, bi-directional)
• ESD Protection Diodes (including array)
Thyristors/SCR
• Phase-Control Thyristors
• Fast Thyristors
Power Modules
• Input Modules (diodes and thyristors)
• Output & Switching Modules (contain MOSFETs, IGBTs,
and diodes)
• Custom Modules

Optoelectronic Components Segment
Infrared Emitters and Detectors
Optical Sensors
Infrared Remote Control Receivers
Optocouplers
• Phototransistor, Photodarlington
• Linear
• Phototriac
• High Speed
• IGBT and MOSFET Driver
Solid-State Relays
LEDs and 7-Segment Displays
Infrared Data Transceiver Modules (IrDA®)
Custom Products
Resistors and Inductors Segment
Film Resistors
• Metal Film Resistors
• Thin Film Resistors
• Thick Film Resistors
• Metal Oxide Film Resistors
• Carbon Film Resistors
Wirewound Resistors
Power Metal Strip® Resistors
Chip Fuses
Variable Resistors
• Cermet Variable Resistors
• Wirewound Variable Resistors
• Conductive Plastic Variable Resistors
Networks/Arrays
Non-Linear Resistors
• NTC Thermistors
• PTC Thermistors
• Varistors
Magnetics
• Inductors
• Transformers

Capacitors Segment
Tantalum Capacitors
• Molded Chip Tantalum Capacitors
• Coated Chip Tantalum Capacitors
• Solid Through-Hole Tantalum Capacitors
• Wet Tantalum Capacitors
Ceramic Capacitors
• Multilayer Chip Capacitors
• Disc Capacitors
Film Capacitors
Power Capacitors
Heavy-Current Capacitors
Aluminum Capacitors

We promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay. Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products.

Product Segments

Our products can be divided into two general classes: semiconductors and passive components. Semiconductors are sometimes referred to as “active components” because they require power to function whereas passive components do not require power to function. Our semiconductor and passive components products are further categorized based on their functionality for financial reporting purposes. See Note 15 to our consolidated financial statements for additional information on revenues, income, and total assets by segment.

Semiconductors

Our semiconductor products include MOSFETs, Diodes, and Optoelectronic Components. Semiconductors are typically used to perform functions such as switching, amplifying, rectifying, routing, or transmitting electrical signals, power conversion, and power management.

MOSFETs Segment

Our MOSFETs business is a growing business in both the commodity and non-commodity markets in which we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs function as solid-state switches to control power in multiple applications, including mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are a recognized technology leader with a tradition of innovation in MOSFET wafer design, packaging, and performance.

Diodes Segment

Our Diodes business is a solid business with a strong market presence in both the commodity and non-commodity markets. The products that comprise our Diodes business represent our broadest product line and include rectifiers, small signal diodes, protection diodes, thyristors/SCRs and power modules. The primary application of rectifiers, found inside the power supplies of virtually all electronic equipment, is to derive DC power from the AC supply. Vishay is the worldwide leader in rectifiers, having a broad technology base and a good position in automotive, industrial, computer and consumer markets. Our rectifier innovations include TMBS® using Trench MOS barrier Schottky rectifier technology, which reduces power loss and improves the efficiency of end systems and eSMP®, the best in class high-current density surface mount packages. Our wide selection of small signal diodes consist of the following functions: switching, tuning, band-switching, RF attenuation and voltage regulation (Zener). They are available in various glass and plastic packaging options and generally are used in electronic circuits, where small currents and high frequencies are involved. Vishay is also one of the market leaders for TVS (transient voltage suppressor) diodes. The portfolio of protection diodes includes ESD protection and EMI filter. Our thyristors or SCR (silicon-controlled rectifiers) are very popular in the industrial high-voltage AC power control applications. The fast growing markets of solar inverter and HEV/EV are the focus of our power modules business (IGBT or MOSFET modules). These modules can be customized to fit in different customer design requirements.

Optoelectronics Components Segment

Our Optoelectronic Components business has a strong market presence in both the commodity and non-commodity markets. Optoelectronic components emit light, detect light, or do both. Our broad range of standard and customer specific optoelectronic components includes infrared (“IR”) emitters and detectors, IR remote control receivers, optocouplers, solid-state relays, optical sensors, light-emitting diodes (“LEDs”), 7-segment displays, and IR data transceiver modules (IrDA®). Our IR remote control receivers are designed for use in infrared remote control, data transmission, and light barrier applications in end products including televisions, set-top boxes, notebook computers, and audio systems. We are a leading manufacturer of IR remote control receivers. Our optocouplers electrically isolate input and output signals. Uses include switch-mode power supplies, consumer electronics, telecommunications equipment, solar inverters, and industrial systems. Our IR data transceiver modules are used for short range, two-way, high-speed, and secure wireless data transfer between electronic devices such as home medical appliances, mobile phones, industrial data loggers, and metering. Our LEDs are designed for backlighting and illumination in automotive and other applications. Our LEDs include ultra-bright as well as small surface-mount packages, with products available in all standard colors including white.

Passive components

Our passive components include resistors, capacitors, and magnetics such as inductors and transformers. Passive components are used to store electrical charges, to limit or resist electrical current, and to help in filtering, surge suppression, measurement, timing, and tuning applications.

Resistors and Inductors Segment

Our Resistors and Inductors business is our original business. We maintain the broadest portfolio of resistor products worldwide. The business is solid, predictable, and growing at stable selling prices. We are a market leader with a strong technology base, many specialty products, and strong brand recognition (Dale, Draloric, Beyschlag, and Sfernice). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products. We do not aim to be the volume leader in commodity markets.

Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Linear resistive components are classified as variable or fixed, depending on whether or not their resistance is adjustable. Non-linear resistors function by varying in resistance under influence of temperature (thermistors) or voltage (varistors). They can be used in temperature-measuring applications or as current or voltage-limiting devices. We manufacture virtually all types of fixed resistors, both in discrete and network forms, as well as many variable types.

Vishay resistor innovations include Power Metal Strip® technology. These resistors feature very low resistance and are used to measure changes in current flow (current sensing) or divert current flow (shunting).

Inductors use an internal magnetic field to change AC current phase and resist AC current. Inductor applications include controlling AC current and voltage, filtering out unwanted electrical signals, and energy storage. Vishay inductor innovations include IHLP® low-profile, high-current inductor technology with industry-leading specifications. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module (“VRM”) and DC to DC converter applications. In addition, we are a worldwide leader in custom magnetic solutions focusing on high performance and high reliability.

Capacitors Segment

Our Capacitors business consists of a broad range of reliable, high-quality products. We have a strong presence worldwide in specialty markets based on our product performance and reliability and strong brand recognition (Sprague, Vitramon, Roederstein, BCcomponents, and ESTA).  We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products. We do not aim to be the volume leader in commodity markets. Capacitors are used in almost all electronic circuits. They store energy and discharge it when needed. Important applications for capacitors include electronic filtering for linear and switching power supplies; decoupling and bypass of electronic signals for integrated circuits and circuit boards; and frequency control, timing and conditioning of electronic signals for a broad range of applications.

We manufacture products based on all major capacitor technologies: tantalum (molded chip tantalum, coated chip tantalum, solid through-hole tantalum, and wet tantalum), ceramic (multilayer chip and ceramic disc), film, power, heavy-current, and aluminum electrolytic. Our capacitors range from tiny surface-mount devices for hearing aids and mobile devices to large power correction capacitors used in renewable energy, heavy industry, and electrical power grids. We are a recognized technology leader in many product ranges, securing our strong position in military and medical markets, and in a wide range of industrial and automotive applications. Our wet tantalum and MicroTan™ technologies are market leaders.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To optimize production efficiencies, we have whenever practicable established manufacturing facilities in countries, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and also benefit from various government incentives, including grants and tax relief.

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

In the United States, our manufacturing facilities are located in California, Nebraska, New York, Rhode Island, South Dakota, and Vermont. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel (see “Israeli Government Incentives” below). We also have manufacturing facilities in Austria, Hungary, Italy, Mexico, the Netherlands, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

The majority of our manufacturing operations have received ISO 9001 approval and others are actively pursuing such approval. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

See Note 15 to our consolidated financial statements for financial information by geographic area.

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials, including plastics and metals, are available only from a relatively limited number of suppliers or are subject to significant price volatility.

Silicon wafers are the most important raw material for the manufacturing of our semiconductor products. Silicon wafers are manufactured from high-purity silicon, a metalloid. There have at times been industry-wide shortages of high-purity silicon resulting primarily from growing demand of the electronic component and solar power industries, and limited growth in high-purity silicon manufacturing capacities. Shifts in demand for high-purity silicon and in turn, silicon wafers, have resulted in significant fluctuation in prices of silicon wafers.

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We acquire tantalum powder and wire from all of them under short-term commitments.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Certain metals used in the manufacture of our products, such as copper, are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget.

Israeli Operations

We have substantial manufacturing operations in Israel, where we benefit from the government’s grant and tax incentive programs. These programs have contributed substantially, predominantly in previous years, to our growth and profitability.

The current benefits derived under these programs are not material to our consolidated results. Because of our significant presence in Israel, the availability of these incentive programs could have a significant positive effect on us if we relocate manufacturing capacity or develop new product lines in Israel. However, there are no substantial plans that would allow us to earn additional benefits. Effective January 2011, the corporate tax rate in Israel will decrease.

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have not experienced any material interruption in our Israeli operations during our 40 years of operations there, in spite of several Middle East crises, including wars.

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

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. Excluding VPG, approximately 37% of our sales were to OEMs, approximately 56% of our sales were to distributors, and approximately 7% of our sales were to EMS companies in 2010.

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

We work with our customers so that our products are incorporated into the design of electronic equipment at the earliest stages of development and to provide technical and applications support. In addition to our staff of direct field sales personnel, independent manufacturers’ representatives, and distributors, our Business Development group maintains teams of dedicated Field Application Engineers (“FAEs”) to assist our customers in solving technical problems and in developing products to meet specific customer application needs using our entire product portfolio to provide support for our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers specify a Vishay component in their products – this program offers our customers enhanced access to all Vishay technologies while at the same time increasing design wins, and ultimately sales, for us. Most importantly, the process is closely monitored via a proprietary database developed by our Business Development group. Our database captures specific design activities and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 66% of our total net revenues. No single customer comprises more than 10% of our total net revenues. No single OEM customer comprises more than 5% of our total net revenues.

In certain areas we also work with sales representatives. The commission expense for these sales representatives is not material.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:
  MOSFETs: Fairchild Semiconductor, Infineon, International Rectifier, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

  Diodes: Fairchild Semiconductor, Infineon, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

  Optoelectronic Components: Avago, Rohm, Sharp, Toshiba.

  Resistors and Inductors: KOA, Panasonic, Rohm, TDK-EPCOS, Yageo.

  Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, TDK-EPCOS, Yageo.
There are many other companies that produce products in the markets in which we compete.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, technological innovation, business reputation, and price competitiveness. Our sales and marketing programs aim to compete by offering our customers a broad range of world-class technologies and products, superior global sales and distribution support, and a secure and multi-location source of product supply.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Felix Zandman, our engineers, and scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Italy, Israel, the People’s Republic of China, France, and the Republic of China (Taiwan).

We also maintain research and development personnel and promote programs at a number of our production facilities to develop new products and new applications of existing products and to improve manufacturing processes and technologies. This decentralized system encourages product development at individual manufacturing facilities, closer to our customers.

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

We are involved in environmental remediation programs at various sites currently or formerly owned by us and our subsidiaries both within and outside of the U.S., in addition to involvement as a potentially responsible party (“PRP”) at Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations and alternative cleanup methods. See Item 3, “Legal Proceedings.”

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

With each acquisition, we attempt to identify potential environmental concerns and to minimize, or obtain indemnification for, the environmental matters we may be required to address. In addition, we establish reserves for specifically identified potential environmental liabilities. We believe that the reserves we have established are adequate. Nevertheless, we have in the past and may in the future inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition we will not be obligated to address environmental matters that could have a material adverse impact on our operations.

Employees

As of December 31, 2010, we employed approximately 22,600 full time employees, of whom approximately 90% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations in response to changing economic conditions, labor unrest or strikes will not occur.

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
  Related Party Transaction Policy
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

Risks relating to our business generally

Our business is cyclical and the periods of decline we experienced in the recent past may resume and may become more pronounced.

The electronic component industry is highly cyclical and experiences periods of decline from time to time. We and others in the electronic component industry have experienced these conditions in the recent past and cannot predict when we may experience such downturns in the future. While we believe that a recovery from the recent global downturn is underway, there is no assurance that the recovery will continue at its current pace or at all, or that the conditions that contributed to the recent recessionary environment have in fact abated. A decline in product demand on a global basis could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end markets for our products. Changes in the demand mix, needed technologies, and these end markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. A slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and may continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we attempt to reduce our cost structure through restructuring activities. This includes acquisition-related restructuring, where we attempt to streamline the operations of companies we acquire and achieve synergies between our acquisitions and our existing businesses. It also includes restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs. We recorded restructuring and severance costs, plus related asset write-downs, in each year from 2001 to 2009 and expect to incur some level of future restructuring costs. However, we did not incur any restructuring expenses in 2010 and do not anticipate any material restructuring expenses in 2011.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. As a result of our restructuring activities initiated during the global economic recession, which began in the latter half of 2008 and continued into 2009, we, like many in our industry, were unable to expand our manufacturing to satisfy the intense demand from our customers and were unable to fill all of their orders in the second and third fiscal quarters of 2010 due to factors such as delays in procurement of manufacturing equipment and shortages of skilled personnel. If we continue to be unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. We may be unable to continue to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, enterprise value, market value, and prospects could all be materially adversely affected.

Our debt levels have increased and may continue to increase, which could adversely affect the perception in the financial markets of our financial condition.

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $432 million as of December 31, 2010, primarily due to our share repurchase activity that was funded through the issuance of convertible senior debentures. The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the conditions contained in our debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

Litigation regarding patent and other intellectual property rights is prevalent in the electronic components industry, particularly the discrete semiconductor sector. We have on occasion been notified that we may be infringing on patent and other intellectual property rights of others. In addition, customers purchasing components from us have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others. Further, we have observed that in the current business environment, electronic component and semiconductor companies have become more aggressive in asserting and defending patent claims against competitors. We will continue to vigorously defend our intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing. Although licenses are generally offered in such situations and we have successfully resolved these situations in the past, there can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement, or that we will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have a material adverse effect on our business and results of operations.

Our results are sensitive to raw material availability, quality, and cost.

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. The determination that any of the raw materials used in our products are conflict minerals originating from the Democratic Republic of the Congo could increase the probability that we will encounter the challenges noted above, incur additional expenses to comply with government regulations, and face public scrutiny. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our results of operations.

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

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, we have in the past and may in the future inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our results of operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

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

Risks relating to Vishay’s operations outside the United States

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

Our strategy is aimed at achieving significant production cost savings through maintaining manufacturing operations in countries with lower production costs, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines. Shifting operations to low-labor-cost countries could result in under-utilization of certain plants and factories in high-labor-cost countries and capacity constraints in plants and factories located in lower-labor-cost countries. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with work force reductions and plant closings in the higher-labor-cost countries, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost countries. In addition, shifting operations could result in strikes or other types of labor unrest as a result of lay-offs or termination of employees in high-labor-cost countries.

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have operations outside the United States, and approximately 77% of our revenues during 2010 (excluding VPG) were derived from sales to customers outside the United States. Some of our products are produced in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and results of operations.

Our business has been in operation in Israel for 40 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2010, we did not have any outstanding foreign currency forward exchange contracts.

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

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 48.5% of the voting power of Vishay. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, our Executive Chairman and Chief Technical and Business Development Officer, has sole or shared voting power over substantially all of the outstanding Class B common stock. As a result, the holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.

We have a staggered board of directors which could make a takeover of Vishay difficult.

Our staggered board of directors might discourage, delay, or prevent a change in control of our company by a third party and could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Also, as a consequence of our staggered board, directors may not be removed without cause, even though a majority of stockholders may wish to do so.

Our reluctance to issue substantial additional shares in order not to dilute the interests of our existing stockholders could impede growth.

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock. If such opportunities were to arise, our Board of Directors would need to consider the potentially dilutive effect on the interests and voting power of our existing stockholders. In particular, our Board of Directors believes that it is in our best interest to ensure the continued vision and influence of our founder, Dr. Felix Zandman, over our corporate affairs. Dr. Zandman currently has effective voting control over our company through our Class B common stock, by direct ownership, family trusts, and a voting trust agreement, such that he has approximately 48.5% of our outstanding voting power. The reluctance to issue additional shares could impede our future growth.

Our outstanding convertible debentures and exchangeable notes may impact the trading price of our common stock.

We believe that many investors in, and potential purchasers of, convertible or exchangeable debt instruments employ, or seek to employ, a convertible arbitrage strategy with respect to these instruments. Investors that employ a convertible arbitrage strategy with respect to convertible or exchangeable debt instruments typically implement that strategy by selling short the common stock underlying the convertible or exchangeable instrument and dynamically adjusting their short position while they hold the instrument. The implementation of this strategy by investors in our convertible debentures and exchangeable notes, as well as related market regulatory actions, could have a significant impact on the trading prices of our common stock, and the trading prices and liquidity of our convertible debentures and exchangeable notes. The price of our common stock and our convertible debentures and exchangeable notes could also be affected by possible sales of our common stock by investors who view our convertible debentures or exchangeable notes as more attractive means of equity participation in us.

Risks related to the spin-off of the Vishay Precision Group

If the VPG spin-off transaction is determined to be taxable for income tax purposes, we and our stockholders that are subject to U.S. federal, state or local income tax could incur substantial income tax liabilities.

The VPG spin-off transaction was conditioned upon Vishay’s receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) and an opinion of tax counsel (the “Opinion”) confirming that the VPG spin-off transaction should qualify as tax-free to us and our stockholders. The ruling and opinions rely on certain facts, assumptions, and representations from us regarding the past and future conduct of the companies’ businesses and other matters. Any inaccuracy in these facts, assumptions, or representations could invalidate the ruling, and we and our stockholders could be subject to substantial income tax liabilities.

Notwithstanding the private letter ruling and Opinion, the IRS or state or local tax authorities (collectively with the IRS, the “Tax Authorities”) could determine on audit that the VPG spin-off transaction should be treated as a taxable transaction if the Tax Authorities determine that any of these facts, assumptions, or representations are not correct or have been violated, or for other reasons, including as a result of significant changes in the stock ownership of our company or VPG after the spin-off.

Under the tax matters agreement between our company and VPG, VPG generally would be required to indemnify our company against its taxes resulting from the failure of the VPG spin-off transaction to qualify as tax-free (“Transaction Taxes”) as a result of (i) any action by VPG or any of its affiliates following the completion of the spin-off that would reasonably be expected to prevent the spin-off from qualifying as a tax-free transaction to us and our stockholders (ii) any action by VPG or its affiliates following the completion of the spin-off that would be inconsistent with any material information or representation made in connection with the private letter ruling obtained by us from the IRS and/or with the Opinion or (iii) certain other actions taken by VPG. However, in the event that Transaction Taxes are incurred for any other reason, we would not be entitled to indemnification.

In addition, due to the potential impact of significant stock ownership changes on the taxability of the spin-off to us, we and VPG may determine not to enter into transactions that might otherwise be advantageous, such as issuing equity securities to satisfy financing needs or acquiring businesses or assets with equity securities, if such issuances would exceed certain thresholds and such actions could be considered part of a plan or series of related transactions that include the spin-off.

Vishay Precision Group is using the Vishay name under license from us, which could result in product and market confusion.

Vishay Precision Group has a worldwide, perpetual and royalty-free license from us to use the “Vishay” mark as part of its corporate name and in connection with the manufacture, sale, and marketing of the products and services that comprise its measurements and foil resistors businesses. The license of the Vishay name to Vishay Precision Group is important because we anticipate that the success of Vishay Precision Group will depend in no small measure on the reputation of the Vishay brand for these products and services built over many years. Nonetheless, there exists the risk that the use by Vishay Precision Group could cause confusion in the marketplace over the products of the two companies, and that any negative publicity associated with a product or service of Vishay Precision Group following the spin-off could be mistakenly attributed to our company.

General Economic and Business Risks

In addition to the risks relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements. These factors include:
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
Our common stock, traded on the New York Stock Exchange, has in the past experienced, and may continue to experience, significant fluctuations in price and volume. We believe that the financial performance and activities of other publicly traded companies in the electronic component industry could cause the price of our common stock to fluctuate substantially without regard to our operating performance.

We operate in a continually changing business environment, and new factors emerge from time to time. Other unknown and unpredictable factors also could have a material adverse effect on our future financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 42 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Owned Locations	Business Segment	Space (Square Feet)
United States
Santa Clara, CA	MOSFETs	227,000
Columbus, NE	Resistors and Inductors	158,000
Yankton, SD	Resistors and Inductors	58,000
Warwick, RI	Resistors and Inductors	55,000
Bennington, VT	Capacitors	54,000
Niagara Falls, NY	Resistors and Inductors	38,000

Non-U.S.
Israel (3 locations)	Resistors and Inductors and Capacitors	968,000
People’s Republic of China (3 locations)	MOSFETs, Diodes, and Optoelectronic Components	690,000
Germany (4 locations)	Resistors and Inductors and Capacitors	563,000
Czech Republic (4 locations)	Resistors and Inductors and Capacitors	499,000
Malaysia	Optoelectronic Components	480,000
Republic of China (Taiwan) (2 locations)	MOSFETs and Diodes	418,000
India	Resistors and Inductors and Capacitors	296,000
Netherlands	Capacitors	283,000
France (2 locations)	Resistors and Inductors	280,000
Portugal	Capacitors	167,000
Austria	Diodes	153,000
Philippines	Diodes and Optoelectronic Components	150,000
Italy	Diodes	127,000
Hungary	Diodes	116,000
Mexico	Resistors and Inductors	57,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

		Approx. Available
Leased Locations	Business Segment	Space (Square Feet)
United States
Ontario, CA	Resistors and Inductors	46,000

Non-U.S.
People’s Republic of China (2 locations)	MOSFETs, Resistors and Inductors, and Capacitors	671,000
Austria	Capacitors	130,000
Mexico	Resistors and Inductors	128,000
Germany (2 locations)	MOSFETs, Diodes, and Optoelectronic Components	75,000
India	Diodes	34,000
Czech Republic	Resistors and Inductors	13,000

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

When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so. During the past few years, we settled several suits which we had initiated to enforce our intellectual property rights. We are receiving royalties on sales of these companies’ products which use our technology. We are continuing to assert our legal rights against other parties which we believe are misappropriating our intellectual property rights.

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

Also in June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court there. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The Proctor plaintiffs thereafter filed a Notice of Appeal to the Ninth Circuit Court of Appeals. On October 9, 2009, the Court of Appeals issued a decision affirming the dismissal of Proctor’s class action claim and remanded the remaining two claims to state court. On February 10, 2011, the Superior Court ruled in Vishay’s favor, but granted the plaintiff twenty days to amend its complaint.

Environmental Matters

Vishay is involved in environmental remediation programs at various sites currently or formerly owned by Vishay and its subsidiaries both within and outside of the U.S., in addition to involvement as a potentially responsible party (“PRP”) at Superfund sites. Certain obligations as a PRP have arisen in connection with business acquisitions. The remediation programs are on-going and the ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. See also Note 13 to our consolidated financial statements.

Item 4. REMOVED AND RESERVED

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 25, 2011:

Name	Age	Positions Held
Dr. Felix Zandman*	82	Executive Chairman of the Board, Chief
		Technical and Business Development
		Officer
Dr. Gerald Paul*	62	Chief Executive Officer, President, and
		Director
Marc Zandman*	49	Vice-Chairman of the Board, Chief
		Administration Officer, and President-
		Vishay Israel Ltd.
Dr. Lior E. Yahalomi	52	Executive Vice President and Chief Financial
		Officer
____________________

*	Member of the Executive Committee of the Board of Directors.

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

Marc Zandman was appointed Chief Administration Officer as of January 1, 2007. Mr. Zandman has been Vice-Chairman of the Board since 2003, a Director of the Company since 2001, and President of Vishay Israel Ltd. since 1998. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. He also serves as non-executive Chairman of the Board of Vishay Precision Group. Mr. Zandman has served in various other capacities with the Company since 1984. He is the son of Dr. Felix Zandman, the Company’s Executive Chairman and Chief Technical and Business Development Officer.

Dr. Lior E. Yahalomi was appointed Executive Vice President and Chief Financial Officer effective September 1, 2008. Dr. Yahalomi has been employed by the Company since 2006 and was Sr. Vice President – Mergers and Acquisitions, from June 2006 to September 2008. Dr. Yahalomi has held several executive positions in the technology, financial services, and venture capital industries, including Managing Partner of CMGI’s @Ventures Technology Fund, Vice President for New Ventures of Gateway, and Senior Vice President for Global Business Development of a business unit of GE Capital. He is also a Leadership Board Member of the Global Consulting Practicum at the Wharton School at the University of Pennsylvania.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock. Our policy is to retain earnings to support the growth of our business and we do not intend to change this policy at the present time. In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,400 at February 24, 2011. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock.

	2010			2009
	High	Low		High	Low
Fourth quarter	$15.62	$9.29	Fourth quarter	$8.80	$6.07
Third quarter	$9.92	$6.85	Third quarter	$8.60	$5.85
Second quarter	$11.33	$7.00	Second quarter	$7.43	$3.30
First quarter	$11.10	$7.53	First quarter	$3.85	$2.15

At February 24, 2011, we had outstanding 14,352,839 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis. Substantially all of the Class B common stock is owned by Dr. Felix Zandman, our Executive Chairman and Chief Technical and Business Development Officer; family trusts controlled by Dr. Zandman and Mrs. Ruta Zandman, a director; the estate of Mrs. Luella B. Slaner, a former director; the children of Mrs. Slaner; and trusts for the benefit of the grandchildren of Mrs. Slaner, either directly or beneficially. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Zandman has sole or shared voting power over substantially all of the outstanding Class B common stock.

The table below summarizes our share repurchases during the fourth fiscal quarter of 2010.

			Total Number of	Total Dollars	Maximum Dollar
	Total Number	Average	Shares Purchased as	Purchased	Value of Shares that
	of Share	Price per	Part of Publicly	Under the	May Yet Be Purchased
Period	Purchased	Share	Announced Program	Program	Under the Program
October 3 - October 30	-	$-	-	$-	$-
October 31 - November 27	21,721,959	$12.66	21,721,959	$275,000,000	$-
November 28 - December 31	-	$-	-	$-	$-

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.* Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2005 and assumes that all dividends were reinvested. The cash equivalent of the shares received in the spin-off of VPG are included in Vishay’s results below.

	Years Ended December 31,
	Base Period
Company Name/Index	2005	2006	2007	2008	2009	2010
Vishay Intertechnology, Inc.	100.0	98.40	82.92	24.85	60.68	115.99
S&P 500 Index	100.0	115.79	122.16	76.96	97.33	111.99
S&P MidCap 400 Index	100.0	110.32	119.12	75.96	104.36	132.16
Peer Group*	100.0	112.22	107.24	44.00	88.42	113.37
____________________

*	AVX Corporation, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2010 (2)	2009 (3)	2008 (4)	2007 (5)	2006 (1)(6)
Statement of Operations Data:
Net revenues	$2,725,092	$2,042,033	$2,822,211	$2,833,266	$2,581,477
Costs of products sold	1,917,607	1,653,872	2,219,220	2,138,438	1,916,658
Loss on purchase commitments	-	-	6,024	-	5,687
Gross profit	807,485	388,161	596,967	694,828	659,132
Selling, general, and administrative expenses	389,547	359,162	450,879	439,017	403,027
Restructuring and severance costs	-	37,874	62,537	14,681	40,220
Asset write-downs	-	681	5,073	3,869	6,685
Impairment of goodwill and indefinite-lived intangibles	-	-	1,723,174	-	-
Unusual items	-	29,629	4,000	18,893	-
Operating income (loss)	417,938	(39,185)	(1,648,696)	218,368	209,200
Other income (expense)
Interest income (expense)	(11,036)	(10,321)	(38,668)	(51,976)	(32,215)
Other	(1,369)	9,791	14,876	15,948	14,565
Total other income (expense)	(12,405)	(530)	(23,792)	(36,028)	(17,650)
Income (loss) from continuing operations
before taxes and noncontrolling interest	405,533	(39,715)	(1,672,488)	182,340	191,550
Income taxes	45,240	16,800	11,187	64,133	50,836
Income (loss) from continuing operations	360,293	(56,515)	(1,683,675)	118,207	140,714
Loss from discontinued operations, net of tax	-	-	(47,826)	(9,587)	-
Net earnings (loss)	360,293	(56,515)	(1,731,501)	108,620	140,714
Noncontrolling interest	1,187	673	718	1,180	978
Net earnings (loss) attributable to Vishay stockholders	$359,106	$(57,188)	$(1,732,219)	$107,440	$139,736
Income (loss) from continuing operations
attributable to Vishay stockholders, net of tax	$359,106	$(57,188)	$(1,684,393)	$117,027	$139,736

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.96	$(0.31)	$(9.04)	$0.63	$0.76
Discontinued operations	$-	$-	$(0.26)	$(0.05)	$-
Net earnings (loss)	$1.96	$(0.31)	$(9.29)	$0.58	$0.76

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.89	$(0.31)	$(9.04)	$0.63	$0.73
Discontinued operations	$-	$-	$(0.26)	$(0.05)	$-
Net earnings (loss)	$1.89	$(0.31)	$(9.29)	$0.58	$0.73

Weighted average shares outstanding – basic	183,618	186,605	186,403	185,646	184,400
Weighted average shares outstanding – diluted	190,227	186,605	186,403	192,351	210,316

Balance Sheet Data:
Total assets	$2,966,093	$2,719,546	$2,815,960	4,995,235	$4,691,896
Long-term debt, less current portion	431,682	320,052	333,631	607,237	608,434
Working capital	1,267,343	1,000,042	866,405	1,145,873	1,192,833
Total Vishay stockholders’ equity	1,491,731	1,516,446	1,544,858	3,356,775	3,080,813
* May not add due to rounding.

____________________

(1)	Does not include an adjustment to reflect the retrospective adoption of accounting guidance in Accounting Standards Codification (“ASC”) Subtopic 470-20. Effective January 1, 2009, we adopted accounting guidance that required retrospective adoption to previously issued financial statements. We used a financial statement approach when adopting the standards and recorded a cumulative effect adjustment as of the beginning of the periods presented in the audited financial statements (January 1, 2007). Periods prior to January 1, 2007 were not adjusted to reflect the retrospective adoption of the accounting guidance.

(2)	Includes the results of operations of VPG through the date of the spin-off, July 6, 2010. VPG contributed $101,089,000 of net revenues, $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to our results in 2010. Also includes a $59.5 million one-time tax benefit recorded in the fourth fiscal quarter of 2010, which had a $0.31 effect on earnings per share from continuing operations attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(3)	Includes net pretax charges of $96,379,000 for restructuring and severance costs, asset write-downs, and executive compensation charges. These charges were partially offset by a $28,195,000 settlement agreement gain. These items, net of their related tax consequences, had a negative $0.33 effect on earnings per share from continuing operations attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(4)	Includes the results of Vishay Transducers India Limited from June 30, 2008, of Powertron GmbH from July 23, 2008, and of the wet tantalum business of KEMET Corporation from September 15, 2008. Also includes net pretax charges of $1,796,298,000 for impairment of goodwill and indefinite-lived intangible assets, restructuring and severance costs, asset write-downs, terminated tender offer expenses, and losses on adverse purchase commitments, partially offset by a gain on sale of a building. Also includes additional tax expenses for one-time tax items totaling $36,935,000. These items, net of their related tax consequences, had a negative $9.49 effect on earnings per share from continuing operations attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.

(5)	Includes the results of the Power Control Systems business from April 1, 2007 and PM Group from April 19, 2007. Also includes net pretax charges of $34,325,000 for restructuring and severance costs, asset write-downs, and a contract termination charge. These charges were partially offset by a gain on sale of a building. These items and their related tax consequences, net of additional tax expenses for changes in uncertain tax positions and valuation allowances, had a negative $0.22 effect on earnings per share attributable to Vishay stockholders.

(6)	Includes the results of Phoenix do Brasil from July 31, 2006. Also includes net charges of $71,532,000 for restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, losses on adjustments to purchase commitments, a loss on extinguishment of debt, charges to increase environmental liabilities assumed from the 2001 General Semiconductor acquisition, and charges to resolve past quality claims. These items and their related tax consequences had a negative $0.26 effect on earnings per share attributable to Vishay stockholders.

Management believes that stating the impact on net earnings of items such as businesses that have been spun off, goodwill and indefinite-lived intangible asset impairment charges, restructuring and severance costs, asset write-downs, inventory write-downs and write-offs, gains or losses on purchase commitments, contract termination charges, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vishay Intertechnology, Inc. is a global manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Discrete semiconductors and passive electronic components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronic products, telecommunications, power supplies, military/aerospace, and medical industries.

On July 6, 2010, we completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in the accompanying consolidated financial statements for periods prior to the spin-off.

Prior to the completion of the spin-off of VPG, we operated in six product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors and Inductors, Capacitors, and Vishay Precision Group. Following the spinoff we operate in five product segments.

Since 1985, we have pursued a business strategy of growth through acquisitions and focused research and development. Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive electronic components. We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions. Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets. For several years, we have been implementing aggressive cost reduction programs. We continue to monitor the current environment and its potential effects on our customers and the end markets that we serve. Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs. See additional information regarding our competitive strengths and key challenges in Part I.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net debt (cash), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”) The improvement in global economic conditions experienced in the current year has increased overall demand for our products and the effects of the cost reductions initiated in the prior years has resulted in significant overall improvements in all key financial metrics in 2010.

Net revenues for the year ended December 31, 2010 were $2.725 billion, compared to net revenues of $2.042 billion and $2.822 billion for the years ended December 31, 2009 and 2008, respectively. The net earnings attributable to Vishay stockholders for the year ended December 31, 2010 was $359.1 million, or $1.89 per diluted share, compared to a net losses attributable to Vishay stockholders of $57.2 million, or $0.31 per share, and $1,732.2 million, or $9.29 per share, for the years ended December 31, 2009 and 2008, respectively.

The year ended December 31, 2010 includes $59.5 million of one-time tax benefits, primarily related to the reversal of deferred tax valuation allowances in the United States and Israel. The net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2009 and 2008 include various items affecting comparability as listed in the reconciliation schedule below. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share):

	Years ended
	December 31,	December 31,	December 31,
	2010	2009	2008
GAAP net earnings (loss) attributable to Vishay stockholders	$359,106	$(57,188)	$(1,732,219)

Reconciling items affecting gross margin:
Loss on purchase commitment	$-	$-	$6,024

Reconciling items affecting operating margin:
Restructuring and severance costs	$-	$37,874	$62,537
Asset write-downs	-	681	5,073
Impairment of goodwill and indefinite-lived intangibles	-	-	1,723,174
Terminated tender offer expenses	-	-	4,000
Settlement agreement gain	-	(28,195)	-
Executive employment agreement charge	-	57,824	-
Gain on sale of building	-	-	(4,510)

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$(59,484)	$(7,737)	$(26,341)

Loss from discontinued operations	-	-	47,826
Adjusted net earnings	$299,622	$3,259	$85,564
Adjusted weighted average diluted shares outstanding	190,227	186,778	192,754
Adjusted earnings per diluted share *	$1.58	$0.02	$0.45
____________________

*	Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

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

Our results for the year ended December 31, 2010 represent the continuation of the upturn of our business due to increased overall demand for electronic components over the years ended December 31, 2010 and 2009 and the effects of the cost reductions initiated in the prior years that enabled us to achieve significantly higher earnings than before the beginning of the global economic recession, at similar sales volume. Our results for the years ended December 31, 2009 and 2008 were substantially impacted by the global economic recession. Due to our quick reaction to the recession, we mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we continued to generate positive cash flows from operations during the recession, and following several quarters of experiencing losses we began to recover from the global economic recession and produced positive net earnings beginning in the third fiscal quarter of 2009.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, operating margin, segment operating income, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in inventory turnover and average selling prices (“ASP”).

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

Operating margin is computed as gross profit less operating expenses as a percentage of net revenues. We evaluate business segment performance on segment operating margin. Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income. Segment operating margin is computed as operating income less items such as restructuring and severance costs, asset write-downs, goodwill and indefinite-lived intangible asset impairments, inventory write-downs, gain or losses on purchase commitments, global operations, sales and marketing, information systems, finance and administrative groups, and other items, expressed as a percentage of net revenues. We believe that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the segment. Operating margin is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.

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

Pricing in our industry can be volatile. We analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical for semiconductor products. We attempt to offset this deterioration with ongoing cost reduction activities and new product introductions. Our specialty passive components are more resistant to average selling price erosion.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating income, end-of-period backlog, book-to-bill ratio, the inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2009 and through the fourth fiscal quarter of 2010 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009	2010	2010	2010	2010
Net revenues (1)	$606,960	$640,460	$701,655	$694,365	$688,612
Gross profit margin	22.6%	26.1%	30.0%	31.5%	30.7%
Operating margin	5.7%	10.2%	14.4%	18.9%	17.5%
End-of-period backlog (2)	$630,100	$907,700	$987,900	$1,009,900	$880,700
Book-to-bill ratio	1.22	1.46	1.15	1.04	0.83
Inventory turnover	4.12	4.22	4.35	4.55	4.43
Change in ASP vs. prior quarter	-0.1%	-0.5%	1.9%	2.0%	1.3%
____________________

(1)	Net revenues include VPG through the second fiscal quarter of 2010. See “Financial Metrics by Segment” for further information on VPG net revenues.

(2)	End-of-period backlog includes backlog attributable to VPG of $32.7 million, $36.2 million, and $38.4 million for the fourth fiscal quarter of 2009, first fiscal quarter of 2010, and second fiscal quarter of 2010, respectively.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced the continuation of an excellent business environment in the fourth fiscal quarter of 2010 with results mirroring those of the third fiscal quarter of 2010. As expected, our business began to normalize in the fourth fiscal quarter as significant shortages of supplies have been filled and backlogs, mainly at distributors, are being corrected. Despite the normalization that is occurring, the favorable pricing environment continued as average selling prices increased versus the third fiscal quarter of 2010 and fourth fiscal quarter of 2009. The favorable pricing environment and continued high levels of overall market demand for electronic components allowed us to continue our strong revenue generation at the level achieved in the third fiscal quarter and increase net revenues over the previous quarters, excluding VPG. Net revenues exclusive of VPG for the second and first fiscal quarters of 2010 and fourth fiscal quarter of 2009 were $648.7 million, $592.3 million, and $560.1 million, respectively.

Due to the pre-crisis sales volume, favorable pricing environment, and continued low fixed costs resulting from the restructuring implemented in prior periods and our on-going cost controlling initiatives, gross margins remained at historically high levels.

The decrease in the book-to-bill ratio underlines the normalization of our business that we are experiencing. Due in part to the normalization of orders and increases in average sales prices in the fourth fiscal quarter, the book-to-bill ratio declined to 0.83 from 1.04 in the third fiscal quarter of 2010 despite continued strong overall volume demand for our products. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.71 and 0.97, respectively, versus ratios of 0.95 and 1.16, respectively, during the third fiscal quarter of 2010. We expect our current revenue trends to continue despite the decrease in the book-to-bill ratio due to historically high backlogs and a recent improvement in orders for our products.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2009 through the fourth fiscal quarter of 2010 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009	2010	2010	2010	2010
MOSFETs
Net revenues	$124,348	$127,624	$153,255	$181,965	$163,854
Book-to-bill ratio	1.39	1.65	0.75	1.17	0.70
Gross profit margin	18.4%	21.2%	30.6%	34.5%	32.0%
Segment operating margin	11.8%	14.3%	24.7%	29.6%	26.1%

Diodes
Net revenues	$128,374	$140,246	$151,026	$157,193	$147,889
Book-to-bill ratio	1.28	1.63	1.35	0.91	0.88
Gross profit margin	14.9%	19.7%	23.7%	25.5%	23.5%
Segment operating margin	10.7%	15.6%	19.9%	21.9%	19.5%

Optoelectronic Components
Net revenues	$49,117	$58,429	$57,684	$56,836	$53,549
Book-to-bill ratio	1.21	1.25	1.26	0.86	0.99
Gross profit margin	25.0%	33.6%	35.2%	33.9%	31.0%
Segment operating margin	20.5%	28.5%	30.3%	29.1%	25.1%

Resistors and Inductors
Net revenues	$135,866	$148,655	$153,430	$158,455	$167,764
Book-to-bill ratio	1.18	1.26	1.22	1.01	0.84
Gross profit margin	30.9%	34.9%	36.0%	35.3%	35.8%
Segment operating margin	25.8%	30.4%	31.6%	30.7%	31.8%

Capacitors
Net revenues	$122,407	$117,331	$133,346	$139,916	$155,556
Book-to-bill ratio	1.07	1.54	1.31	1.11	0.85
Gross profit margin	21.4%	20.2%	24.4%	28.9%	30.6%
Segment operating margin	16.9%	15.1%	20.3%	25.3%	26.6%

Vishay Precision Group
Net revenues	$46,848	$48,175	$52,914	n/a	n/a
Book-to-bill ratio	1.06	1.12	1.06	n/a	n/a
Gross profit margin	32.0%	35.4%	37.8%	n/a	n/a
Segment operating margin	15.6%	16.8%	20.5%	n/a	n/a
____________________

Acquisition and Divestiture Activity

As part of our growth strategy, we seek to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. This includes exploring opportunities to acquire targets to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche market businesses. Acquisitions of passive components businesses would likely be made to strengthen and broaden our position as a specialty product supplier; acquisitions of discrete semiconductor businesses would be made to increase market share and to generate synergies. To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For these purposes, we will calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

We did not announce or complete any acquisitions in 2009 or 2010. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

We completed the spin-off of Vishay Precision Group, Inc. in 2010 and completed three strategic acquisitions in 2008. We also divested certain non-core businesses acquired in the 2008 transactions.

Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, we announced that we intended to spin off our measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On July 6, 2010, we completed the spin-off through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Upon completion of the spin-off, certain executive officers received bonuses aggregating approximately $2.1 million, which is reflected in the results for the year ended December 31, 2010.

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in the accompanying consolidated financial statements for periods prior to the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 15 to our accompanying consolidated financial statements for further information on the effect that VPG had on our consolidated results.

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

As further described in Note 2 to our consolidated financial statements, during 2008, we made an unsolicited offer to acquire all outstanding shares of International Rectifier Corporation (“International Rectifier”). This tender offer was terminated on October 13, 2008. We incurred $4.0 million of costs associated with the International Rectifier tender offer, which are presented as a separate line item in the consolidated statements of operations. In April 2007, we acquired the PCS business of International Rectifier. On April 7, 2008, we sold the automotive modules and subsystems business unit (“ASBU”) we had acquired as part of the acquisition of the PCS business. During the first fiscal quarter of 2008, we recorded an impairment charge of $32.3 million to reduce the carrying value of the net assets of ASBU to the selling price. We recorded an additional after tax loss of $5.7 million during the fourth fiscal quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. In June 2009, International Rectifier refunded $30.0 million of the purchase price associated with the acquisition as part of a settlement agreement. As all goodwill associated with the PCS business was written off as part of the goodwill impairment charges recorded in 2008 (see Note 3), we recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

Cost Management

We place a strong emphasis on controlling our costs.

The erosion of average selling prices of established products, particularly our semiconductor products, that is typical of our industry and inflation drive us to continually seek ways to reduce our variable costs. Our variable cost reduction efforts include expending capital to increase automation and maximize the efficiency in our production facilities, consolidating materials purchasing across regions and divisions to achieve economies of scale, materials substitution, maintaining an appropriate mix of in-house production and subcontractor production, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

Our cost management strategy also includes a focus on controlling fixed costs. After the spin-off of VPG, we seek to maintain selling, general, and administrative expenses at current quarterly levels, excluding foreign currency exchange effects and substantially independent of sales volume changes. Our fixed cost control efforts include automating administrative processes through the expansion of IT systems, gradually migrating to common IT systems across our organization, streamlining our legal entity structure, and reducing our external resource needs by utilizing more cost-effective in-house personnel, while utilizing external resources when day-to-day expertise is not required in-house.

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program. This percentage was 76.5% at the end of 2010 as compared to 74.6% at the end of both 2009 and 2008, and 57% when this program began in 2001. We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

Between 2001 and 2007, we recorded, in the consolidated statements of operations, restructuring and severance costs totaling $223 million and related asset write-downs totaling $81 million in order to reduce our cost structure going forward. We also incurred significant costs to restructure and integrate acquired businesses, which was included in the cost of the acquisitions under then-applicable GAAP.

In response to the economic downturn which began during the latter half of 2008 and continued into 2009, we undertook significant measures to cut costs. This included a strict adaptation of manufacturing capacity to sellable volume, limiting the building of product for inventory, headcount reductions in virtually every facility and every country in which we operated, temporary layoffs and shutdowns, minimizing the use of foundries and subcontractors in order to maximize the load of our owned facilities, as well as selected plant closures. We closed two facilities in the United States and consolidated manufacturing for these product lines into other facilities. We also consolidated our optoelectronics packaging facilities in Asia. We successfully closed a film capacitor plant in Shanghai and increased production on existing equipment in Loni, India to replace the production volume of the closed plant.

We incurred restructuring and severance costs of $62.5 million during the year ended December 31, 2008, including $28.6 million during the fourth fiscal quarter of 2008, and incurred additional restructuring and severance costs of $37.9 million during the year ended December 31, 2009. These costs were incurred as part of our goal to reduce manufacturing and SG&A fixed costs in 2009 by $200 million compared to the year ended December 31, 2008 in response to the global economic downturn. Our fixed costs for the year ended December 31, 2009 decreased by $176 million versus the comparable prior year. Of these amounts, approximately 45% reduced costs of products sold and approximately 55% reduced SG&A expenses. Some of our cost reductions realized in 2009 were the result of temporary measures, which we replaced with more permanent actions, and certain components of our costs, while fixed in that they do not vary with changes in volume, are subject to volatility. This would include, for example, the effect of certain assets that are marked-to-market through the statement of operations, and certain transactions in foreign currencies. Accordingly, there is no assurance that all of the cost reductions achieved in 2009 will be maintained in future periods.

We have realized, and expect to continue to realize, significant annual net cost savings associated with our restructuring activities. Since the latter half of 2008, we drastically reduced our break-even point by approximately $450 million. While streamlining and reducing fixed overhead, we exercised caution so that we will not negatively impact our customer service or our ability to further develop products and processes. The risks associated with our cost reduction programs are further detailed in Item 1A, “Risk Factors.”

We did not initiate any new restructuring projects in 2010 and thus did not record any restructuring and severance expenses during the year.

Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate any material restructuring expenses in 2011. However, the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

Our long-term strategy is to grow through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. For this reason, we expect to have some level of future restructuring expenses if we were to complete an acquisition.

Israeli Operations

We have substantial manufacturing operations in Israel, where we benefit from the government’s grants and tax incentive programs. These benefits take the form of government grants and reduced tax rates that are lower than those in the United States. These programs have contributed substantially, predominantly in prior years, to our growth and profitability.

The current benefits derived under these programs are not material to our consolidated results. Because of our significant presence in Israel, the availability of these incentive programs could have a significant positive effect on us if we relocate manufacturing capacity or develop new product lines in Israel. However, there are no current plans that would allow us to earn significant additional benefits. Effective January 2011, the corporate tax rate in Israel will decrease.

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

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor (the “2004 Tower agreement”), pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technologies to Tower Semiconductor. Pursuant to the 2004 Tower agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The 2004 Tower agreement specified minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix was required to pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 Tower agreement”). Pursuant to the 2008 Tower agreement, Tower continued to manufacture wafers covered by the 2004 Tower agreement, but at lower quantities and at lower prices, through 2009. Tower also manufactures wafers for other product lines acquired as part of the PCS acquisition through 2012. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 Tower agreement through the payment of penalties equal to unavoidable fixed costs.

The foundry agreement with Tower was further amended in March 2009, further reducing the quantity of commitments. As consideration, Siliconix paid $3 million to Tower, which was recorded as a component of cost of products sold. A portion of this payment would be refunded if orders exceed the minimum order commitment. As of December 31, 2010, we have been refunded the full amount of this payment, which has been recorded as a reduction of costs of products sold. In 2010, Siliconix amended its agreement with Tower to extend through the second fiscal quarter of 2015.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

GAAP requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have both situations among our subsidiaries.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was stronger in the year ended December 31, 2010 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2010 have been slightly favorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

See Item 7A for additional discussion of foreign currency exchange risk.

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

Inventories and Purchase Commitments

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

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. We record losses and related liabilities when the contractually obligated purchase price under our purchase commitments exceed quoted market prices for the metals.

After entering into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium, the market prices for these metals declined below our contractually obligated purchase price. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008. These losses, which aggregate to $6.0 million, are recorded on a separate line in the consolidated statement of operations.

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

Our restructuring activities are designed to reduce both fixed and variable costs in our existing and acquired entities. Restructuring costs, including acquisition-related restructuring costs, are expensed during the period in which we determine that we will incur those costs, and all of the requirements for accrual are met. We did not initiate any new restructuring projects in 2010 and thus did not record any restructuring and severance expenses during the year. In 2009 and 2008, we recorded restructuring and severance costs of approximately $37.9 million and $62.5 million, respectively.

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

GAAP prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit and compare the fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized in our evaluation are generally the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K.

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

Fair value of reporting units, and the underlying assets and liabilities of those reporting units, is measured at a point in time, and reflects specific market conditions as of the measurement date. We performed our annual impairment test as of the first day of the fourth fiscal quarter. In light of a sustained decline in market capitalization that we and our peer group companies experienced in each successive quarter of 2008, and other factors, we determined that impairment tests were necessary as of the end of the second, third, and fourth fiscal quarters of 2008, and recorded goodwill impairment charges in each of those quarters. The interim test performed as of the last day of the third fiscal quarter of 2008, was effectively our annual impairment test for 2008. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet. In total, we recorded goodwill impairment charges aggregating $1,696.2 million in year ended December 31, 2008.

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

The goodwill impairment charge is noncash in nature and did not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

Indefinite-lived intangible assets (which for us are comprised entirely of tradenames) are not amortized, but similar to goodwill, are tested for impairment at least annually. These tests are performed more frequently if there are triggering events. The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth fiscal quarters of 2008, we performed a recoverability test of certain long-lived assets and certain indefinite-lived intangible assets. As a result of those assessments, we recorded indefinite-lived intangible asset impairment charges totaling $27 million during the third fiscal quarter of 2008. There was no impairment identified through the annual impairment tests completed in 2010 or 2009.

We did not record any fixed asset write-downs during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we recorded asset write-downs of $0.7 million and $5.1 million, respectively. Fixed asset write-downs included amounts to reduce the carrying value of certain buildings which had been vacated as part of our restructuring activities, based on expected future selling prices or the present value of expected rental receipts. Fixed asset write-downs also included charges to write down certain equipment to salvage value after we determined that it would not be used at other Vishay locations subsequent to the completion of our restructuring plans.

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

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Plans in these countries comprise approximately 95% of our retirement obligations at December 31, 2010. In the U.S., we utilize published long-term high quality bond indices to determine the discount rate at the measurement date. In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates that reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We expect net periodic pension cost in 2011 to approximate net periodic pension cost recognized in 2010.

During the fourth fiscal quarter of 2008, we adopted amendments to our principal U.S. defined benefit pension plans, such that effective January 1, 2009, the plans were frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008. As a result of these amendments, net periodic pension cost for 2010 and 2009 did not include any service cost, thus partially offsetting the increases due to increased amortization of actuarial losses and lower expected returns on plan assets. To mitigate the loss in benefits of these employees, effective January 1, 2009, we increased the company-match portion of our 401(k) defined contribution savings plan for employees impacted by the pension freeze.

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

We file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, our U.S. federal tax returns for 2003 and later years remain subject to examination. Examinations of most principal subsidiaries in Israel through the 2007 tax year were concluded in 2010. The tax returns of significant non-U.S. subsidiaries are currently under examination in Germany (2005 through 2008), India (2004 through 2009), China (2006 through 2009), and the Republic of China (Taiwan) (2000 through 2008). We and our subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

We account for uncertainty in income tax positions using the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as prescribed in GAAP. For a tax benefit to be recognized, a tax position must be “more likely than not” to be sustained upon examination by taxing authorities.

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions. Significant judgment is required in determining the expected future realizability of these deferred tax assets. We periodically evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include deferred tax liabilities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2010, we reversed $57.9 million of valuation allowances in the U.S. and Israel, resulting in a one-time tax benefit. In January 2011, a new tax law was enacted in Israel which effectively lowers the corporate income tax rate on certain types of income earned after December 31, 2010. Accordingly, our deferred tax assets in Israel will be written down to reflect the lower tax rate, and we anticipate a one-time tax expense in the first fiscal quarter of 2011 of approximately $10 million.

Substantially all earnings generated by our non-U.S. subsidiaries are deemed to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2010	2009	2008
Costs of products sold	70.4%	81.0%	78.6%
Gross profit	29.6%	19.0%	21.2%
Selling, general, and administrative expenses	14.3%	17.6%	16.0%
Operating income (loss)	15.3%	-1.9%	-58.4%
Income (loss) from continuing operations
before taxes and noncontrolling interest	14.9%	-1.9%	-59.3%
Income (loss) from continuing operations	13.2%	-2.8%	-59.7%
Net earnings (loss) attributable to Vishay stockholders	13.2%	-2.8%	-61.4%
__________
Effective tax rate	11.2%	-42.3%	-0.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$2,725,092	$2,042,033	$2,822,211
Change versus prior year	$683,059	$(780,178)
Percentage change versus prior year	33.4%	-27.6%

Changes in net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	36.1%	-25.6%
Change in average selling prices	2.2%	-2.5%
Foreign currency effects	-1.7%	-1.1%
Acquisitions	0.0%	0.2%
Absence of VPG	-4.3%	0.0%
Other	1.1%	1.4%
Net change	33.4%	-27.6%

The recovery of our business that we began experiencing in the second half of 2009 continued throughout 2010 due to historically high overall demand for electronic components, a favorable pricing environment, and the effects of our restructuring programs initiated in the prior year and our on-going cost controlling programs. Our results have dramatically improved versus our 2009 results, which were substantially impacted by the global economic recession. Despite some normalization of our business in the fourth fiscal quarter, overall demand remains strong especially in the automotive segment. We expect our current revenue levels to continue despite the slight decline in the book-to-bill ratio due to high backlogs for our products and recent increases in orders.

All regions and virtually all of our end markets were heavily impacted by the global economic recession, which was seen in the decline in sales volume in 2009 compared to 2008. The relatively stronger U.S. dollar further decreased the amount reported for revenues for the year ended December 31, 2009 versus the year ended December 31, 2008. During the second half of 2009, we experienced the beginning of the world economic and electronics market recovery across all geographies, all markets, and all sales channels that continued throughout 2010.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $71.8 million, $59.6 million, and $77.2 million, for the years ended December 31, 2010, 2009, and 2008, respectively, or, as a percentage of gross sales 2.6%, 2.8%, and 2.7%, respectively. Actual credits issued under the programs for the years ended December 31, 2010, 2009, and 2008 were approximately $60.9 million, $67.5 million, and $79.9 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $5.8 million, $5.7 million, and $3.0 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2010 were 29.6%, as compared to 19.0% for year ended December 31, 2009. The gross profit margin for the year ended December 31, 2010 was 29.4% excluding VPG. This increase in gross profit margin reflects manufacturing efficiencies from significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior years.

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

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$626,698	$427,181	$647,874
Change versus comparable prior year period	$199,517	$(220,693)
Percentage change versus
comparable prior year period	46.7%	-34.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	39.2%	-30.6%
Change in average selling prices	4.2%	-6.9%
Foreign currency effects	-0.5%	-0.2%
Other	3.8%	3.6%
Net change	46.7%	-34.1%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	30.2%	13.4%	21.3%

The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, increased average selling prices, improved product mix, and the effects of our fixed cost reduction programs. The decrease in gross profit margin from 2008 to 2009 reflects significantly lower volume and lower average selling prices, partially offset by the effects of our fixed cost reduction programs.

Our MOSFETs segment suffered significantly from low sales volume during the global economic recession. Following several quarters of accelerated recovery, the business has been quickly normalizing after reaching pre-crisis levels of manufacturing and sales in the third fiscal quarter of 2010. Strong demand, shortages of supply, and customer requested expedites have led to price increases versus the prior year, while the normalization of leadtimes and backlog have led to price decreases versus the third fiscal quarter as the competitive nature of the business starts to prevail again. We expect segment net revenues to be seasonally weaker in the first fiscal quarter of 2011.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$596,354	$410,415	$577,614
Change versus comparable prior year period	$185,939	$(167,199)
Percentage change versus
comparable prior year period	45.3%	-28.9%

Changes in Diodes segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	42.8%	-25.8%
Change in average selling prices	2.3%	-5.0%
Foreign currency effects	-1.5%	-0.4%
Other	1.7%	2.3%
Net change	45.3%	-28.9%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	23.2%	12.5%	17.4%

The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, increased average selling prices, improved product mix, and the effects of our fixed cost reduction programs. The decrease in gross profit margin from 2008 to 2009 reflects significantly lower volume and lower average selling prices, partially offset by the effects of our fixed cost reduction programs.

Our Diodes segment suffered significantly from low sales volume during the global economic recession. Following the substantial recovery, the business has normalized after reaching pre-economic crisis level of sales in the second fiscal quarter of 2010. Despite distributors adapting their backlog to shorter leadtimes, the backlog remains very high. Strong demand, shortages of supply, and customer requested expedites have led to price increases versus the prior year and prior quarter. Despite a book-to-bill ratio below 1.0 for the fourth fiscal quarter of 2010, we continue to expect strong segment net revenues due to a very high backlog.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$226,498	$167,330	$235,338
Change versus comparable prior year period	$59,168	$(68,008)
Percentage change versus
comparable prior year period	35.4%	-28.9%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	40.7%	-26.0%
Decrease in average selling prices	-1.0%	-3.6%
Foreign currency effects	-2.4%	-1.2%
Other	-1.9%	1.9%
Net change	35.4%	-28.9%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	33.5%	22.2%	24.4%

The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, improved product mix, and the effects of our fixed cost reduction programs, partially offset by modestly lower average selling prices and exchange rate effects. The decrease in gross profit margin from 2008 to 2009 reflects significantly lower volume and lower average selling prices, partially offset by the effects of our fixed cost reduction programs.

Our Optoelectronic Components segment suffered significantly from low sales volume during the global economic recession. Following the substantial recovery, the business has normalized after reaching pre-economic crisis levels. Average selling prices have stabilized as indicated by a slight decrease versus the prior year, but increases versus the third fiscal quarter of 2010 and fourth fiscal quarter of 2009. Despite a book-to-bill ratio below 1.0 for the fourth fiscal quarter of 2010, we continue to expect strong segment net revenues due to a high backlog.

Resistors and Inductors

Net revenues of the Resistors and Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$628,304	$444,226	$603,478
Change versus comparable prior year period	$184,078	$(159,252)
Percentage change versus
comparable prior year period	41.4%	-26.4%

Changes in Resistors and Inductors segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	45.0%	-25.1%
Change in average selling prices	0.0%	-0.2%
Foreign currency effects	-2.9%	-1.6%
Other	-0.7%	0.5%
Net change	41.4%	-26.4%

Gross profit as a percentage of net revenues for the Resistors and Inductors segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	35.5%	24.6%	24.4%

The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, the effects of our fixed cost reduction programs, and improved product mix, partially offset by foreign currency effects. The increase in gross margin from 2008 to 2009 is due to lower fixed costs, partially offset by lower volume and slightly lower average selling prices.

In light of the economic challenges experienced in 2009, our Resistors and Inductors segment maintained a respectable gross margin percentage. Average selling prices have been generally stable versus the prior year and have slightly increased versus the third fiscal quarter of 2010 and fourth fiscal quarter of 2009. The business has achieved pre-economic crisis sales levels and continues to enjoy strong demand from the automotive and industrial markets. Despite a book-to-bill ratio below 1.0 for the fourth fiscal quarter of 2010, we continue to expect strong segment net revenues due to a high backlog.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$546,149	$420,890	$516,207
Change versus comparable prior year period	$125,259	$(95,317)
Percentage change versus
comparable prior year period	29.8%	-18.5%

Changes in Capacitors segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	26.0%	-17.9%
Increase in average selling prices	4.6%	1.6%
Foreign currency effects	-2.4%	-1.7%
Acquisitions	0.0%	1.1%
Other	1.6%	-1.6%
Net change	29.8%	-18.5%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	26.4%	19.1%	14.4%

Significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs, partially offset by foreign currency effects, have led to the increase in gross margin from 2009 to 2010. The increase in gross margin from 2008 to 2009 is due to lower fixed costs and higher average selling prices, partially offset by lower volume.

In light of the economic challenges experienced in 2009, our Capacitors segment maintained a respectable gross margin percentage. Continued strong demand, shortages of supply, and customer requested expedites have led to substantial price increases versus the prior year and third fiscal quarter of 2010. The business has achieved pre-economic crisis sales levels and continues to enjoy strong demand from the automotive and industrial markets. Despite the normalization of the backlog that began in the fourth fiscal quarter of 2010, the backlog remains very high. Despite a book-to-bill ratio below 1.0 for the fourth fiscal quarter of 2010, we continue to expect strong segment net revenues due to the very high backlog.

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010. Net revenues and gross margin percentage for the periods that VPG was included in our consolidated results were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$101,089	$171,991	$241,700
Gross margin percentage	36.6%	30.6%	33.1%

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Total SG&A expenses	$389,547	$359,162	$450,879
as a percentage of sales	14.3%	17.6%	16.0%

VPG accounted for $35.4 million (including $8.4 million of costs associated with the spin-off) of SG&A expenses for the year ended December 31, 2010 and $43.4 million and $51.7 million, respectively, of SG&A expenses for the years ended December 31, 2009 and 2008. The overall increase in SG&A expenses, excluding VPG, in the year ended December 31, 2010 versus the year ended December 31, 2009 is primarily attributable to the resumption of bonus programs and the discontinuation of short-work and temporary shut-downs, which is partially offset by the effects of our cost controlling initiatives. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost controlling initiatives. The overall decrease in total SG&A expenses in the year ended December 31, 2009 versus the year ended December 31, 2008 is primarily attributable to our cost controlling initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues. Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2010	2009	2008
Amortization of intangible assets	$19,817	$22,731	$20,798
Patent infringement case	-	-	6,600
Transition services agreements	-	-	1,600
Net losses (gains) on sales of assets	574	460	(7,584)
Costs associated with VPG spin-off	8,400	4,500	-

The decrease in amortization expense from 2009 to 2010 is principally due to the distribution of intangible assets to VPG in connection with the spin-off. The increase in amortization expense from 2008 to 2009 is principally due to the initiation of amortization of certain tradenames after determining that these intangible assets were impaired and no longer should be considered indefinite-lived during the third fiscal quarter of 2008.

The transition services agreements were associated with our acquisition of the PCS business.

Of the $7.6 million net gains on sales of assets in 2008, approximately $4.5 million was realized in a single transaction.

Restructuring and Severance Costs and Related Asset Write-Downs

We did not initiate any new restructuring programs during the year ended December 31, 2010 and thus did not record any restructuring and severance expenses during the year. Our restructuring activities in prior years were designed to reduce both fixed and variable costs. These activities included the closing of facilities and the termination of employees. Because costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, we could be required either to record additional expenses in future periods or to reverse previously recorded expenses. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. Due to our acquisition strategy, we expect to continue to incur some level of future restructuring expenses, but do not anticipate any material restructuring expenses during 2011 as explained in “Cost Management” above and in Note 4 to our consolidated financial statements.

Other Income (Expense)

2010 Compared to 2009

Interest expense for the year ended December 31, 2010 increased by $0.7 million versus the year ended December 31, 2009. The increase is primarily due to interest on convertible senior debentures due 2040 that were issued on November 9, 2010.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2010	2009	Change
Foreign exchange gain (loss)	$(2,792)	$5,039	$(7,831)
Interest income	2,888	3,917	(1,029)
Loss on early extinguishment of debt	(1,659)	-	(1,659)
Other	194	835	(641)
	$(1,369)	$9,791	$(11,160)

2009 Compared to 2008

Interest expense for the year ended December 31, 2009 decreased by $28.3 million compared to the year ended December 31, 2008. The decrease is primarily due to the repayment of the convertible subordinated notes on August 1, 2008 and lower interest rates on our variable rate debt.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2009	2008	Change
Foreign exchange gain (loss)	$5,039	$(609)	$5,648
Interest income	3,917	12,642	(8,725)
Incentive from Chinese government	-	800	(800)
Other	835	2,043	(1,208)
	$9,791	$14,876	$(5,085)

Income Taxes

For the year ended December 31, 2010, the effective tax rate was 11.2%. The effective tax rate is less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances. For the years ended December 31, 2009 and December 31, 2008, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits. The effective tax rates for the years ended December 31, 2009 and December 31, 2008 were -42.3% and -0.7%, respectively.

For the year ended December 31, 2009, we recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 13 to our consolidated financial statements. We recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2 to our consolidated financial statements.

Income tax expense for the years ended December 31, 2010, 2009, and 2008 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, actual and anticipated repatriation of cash to the United States, and other related items. These items total $(59.5) million (tax benefit), $2.0 million, and $36.9 million in 2010, 2009, and 2008, respectively.

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

In connection with the repurchase of the convertible subordinated notes on August 1, 2008, we repatriated approximately $250 million of cash from non-U.S. subsidiaries, incurring additional tax expense. Substantially all cash and profits generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.

We operate in a global environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives. Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

The effective tax rates for 2009 and 2008 reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. Under applicable accounting guidance, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes. Following the significant upturn in the economy in 2010 and the issuance of convertible debentures in November 2010, we were able to reverse some of these valuation allowances.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels. We have generated cash flows from operations in excess of $200 million in each of the past 9 years, and cash flows from operations in excess of $100 million in each of the past 16 years. A portion of the cash flows from operations was generated by the Vishay Precision Group which was spun off on July 6, 2010.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Vishay has generated positive “free cash” in each of the past 14 years, and “free cash” in excess of $80 million in each of the past 9 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate strong cash flows from operations and free cash during the year ended December 31, 2010. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if, among other things, the current recovery stalls or does not continue as expected.

During 2010, we capitalized on favorable credit market conditions and our business performance to secure new financing and repurchase shares of our common stock.

On November 3, 2010, we announced the offering of $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors. We used the net proceeds from this offering, together with new net borrowings under our credit facility and cash on hand, to repurchase 21,721,959 shares of common stock at $12.66 per share for an aggregate purchase price of $275 million. The use of low-coupon, long-dated convertible debentures was a more efficient means to finance the repurchase versus repatriation of non-U.S. cash. The transactions closed on November 9, 2010. See Note 6 to our consolidated financial statements.

On December 1, 2010, we entered into a Credit Agreement with a consortium of banks led by JPMorgan Chase Bank (“2010 Credit Facility”). On December 1, 2010, we borrowed $240 million under the 2010 Credit Facility to repay the outstanding amounts under our previously existing revolving credit facility with a consortium of banks led by Comerica Bank (“Comerica Facility”) that was scheduled to expire on April 20, 2012. The 2010 Credit Facility provides a revolving commitment of up to $450 million through December 1, 2015. The 2010 Facility also provides for the ability for us to request up to $100 million of incremental commitments, subject to the satisfaction of certain conditions. At December 31, 2010, $240 million was outstanding under the 2010 Credit Facility. At December 31, 2009, we had a term loan balance of $87.5 million and $125.0 million outstanding under the Comerica Facility.

Borrowings under the 2010 Credit Facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our then current leverage ratio. Based on our leverage ratio at December 1, 2010, borrowings bear interest at LIBOR plus 1.65%. We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

The borrowings under the 2010 Credit Facility are secured by a lien on substantially all assets located in the United States, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, and bank and securities accounts) of Vishay and certain significant domestic subsidiaries, and pledges of stock in certain significant domestic and foreign subsidiaries and are guaranteed by certain significant subsidiaries. Certain of our subsidiaries are permitted to borrow under the 2010 Credit Facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the 2010 Credit Facility are guaranteed by Vishay. The 2010 Credit Facility also includes restrictions on, among other things, incurring indebtedness, incurring liens on its assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires us to comply with other covenants, including the maintenance of specific financial ratios.

The financial maintenance covenants include (a) an interest expense coverage ratio of not less than 2.00 to 1; and (b) a leverage ratio of not more than 3.25 to 1. The computation of these ratios is prescribed in Article 6 of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed December 1, 2010.

We were in compliance with all covenants at December 31, 2010. Our leverage ratio and interest expense coverage ratio were 0.86 to 1 and 42.51 to 1, respectively.

We expect to continue to be in compliance with these covenants based on current projections. We also have mechanisms, including deferral of capital expenditures and other discretionary spending, to facilitate on-going compliance.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 and our convertible senior debentures have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

During 2010, we made regular principal repayments on our term loan of $12.5 million, and refinanced the remaining $75 million first with our Comerica Facility in connection with the convertible debenture offering and then with the 2010 Credit Facility. We also made other principal payments totaling $17.1 million and transferred approximately $12 million of debt in connection with the spin-off (including approximately $10 million of exchangeable unsecured notes due 2102).

The following table summarizes the components of net debt (cash) at December 31, 2010 and December 31, 2009 (in thousands):

	December 31,	December 31,
	2010	2009
2010 Credit Facility	$240,000	$-
Comerica Credit Facility - revolving debt	-	125,000
Comerica Credit Facility - term loan	-	87,500
Exchangeable unsecured notes, due 2102	95,042	105,000
Convertible subordinated notes, due 2023	-	1,870
Convertible senior debentures, due 2040*	96,640	-
Other debt	-	16,736
Total debt	431,682	336,106

Cash and cash equivalents	897,338	579,189

Net debt (cash)	$(465,656)	$(243,083)
____________________

*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the debentures, net of the unamortized discount and the associated embedded derivative liability.

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

Approximately 96% of our December 31, 2010 cash and cash equivalents balance was held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of December 31, 2010 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, as compared to a ratio of 3.5 to 1 as of December 31, 2009. This decrease is primarily due to an increase in trade accounts payable, payroll related liabilities, and other accrued expenses due to the increase in production volume, resumption of bonus programs, and the discontinuation of short-work and temporary shut-downs, partially offset by an increase in the cash balance at December 31, 2010. Our ratio of total debt to Vishay stockholders’ equity was 0.29 to 1 at December 31, 2010 as compared to a ratio of 0.22 to 1 at December 31, 2009. This decrease is primarily due to an increase in debt due to the convertible senior debenture issuance.

Cash flows provided by continuing operating activities were $545.3 million for the year ended December 31, 2010, as compared to cash flows provided by operations of $290.4 million for the year ended December 31, 2009. This increase is principally due to significantly better operating results in the year ended December 31, 2010 compared to the year ended December 31, 2009, partially offset by unfavorable changes in net working capital during the year ended December 31, 2010.

Cash paid for property and equipment for the year ended December 31, 2010 was $145.4 million, as compared to $50.3 million for the year ended December 31, 2009. As a result of the economic uncertainty and to preserve cash, we significantly curtailed our capital spending in 2009. The reduced level of capital spending was temporary and not sustainable. We expect capital spending to increase to approximately $150 million in 2011.

Cash provided by investing activities for the year ended December 31, 2010 includes a net cash inflow of $15.0 million, representing the receipt of the term loan extended to KEMET as part of the wet tantalum business acquisition in 2008. Cash provided by investing activities for the year ended December 31, 2009 includes a net cash inflow of $28.2 million, representing a partial refund of purchase price, net of related expenses, subsequent to entering a settlement agreement with International Rectifier Corporation. This settlement is more fully described in Note 2 to our accompanying consolidated financial statements. Cash used for investing activities for the year ended December 31, 2008 included a total $74.2 million paid for the acquisitions of our partner’s 51% interest in a transducer manufacturing joint venture, Powertron GmbH, and the KEMET wet tantalum business. Included in the amount is the $15 million loan extended to KEMET as part of the wet tantalum business acquisition that was subsequently repaid in 2010.

Cash used by discontinued operating activities of $0.1 million and $3.2 million for years ended December 31, 2010 and 2009, respectively, reflect payments to settle certain outstanding disputes with the buyer of the ASBU business. The expenses associated with these cash payments were accrued in the fourth quarter of 2008. Cash used by discontinued operating activities of $12.8 million for the year ended December 31, 2008 primarily reflects receivables collected by Vishay and remitted to the purchaser of the ASBU business pursuant to the transaction agreement. Cash provided by discontinued investing activities for the year ended December 31, 2008 reflects the proceeds of sale of the ASBU business, net of capital spending for information technology systems.

We have had at least $125 million outstanding on our revolving credit facilities since August 2008 when we repurchased our convertible subordinated notes. The timing of scheduled payments for certain liabilities requires us to draw additional amounts on our credit facility periodically, usually for U.S. cash flow needs. We historically repaid all amounts drawn in excess of $125 million to meet these short-term financing needs on a quarterly basis and the amounts outstanding on our credit facility can be significantly higher between quarterly reporting periods. During the fourth fiscal quarter of 2010, we also used our credit facilities to refinance our $75 million term loan balance that would have been due in 2011. The $240 million that we borrowed on December 1, 2010 under the 2010 Credit Facility to repay the outstanding amounts under the Comerica Facility remains outstanding as of December 31, 2010. For 2010, the average outstanding balance on our credit facilities calculated at fiscal month-ends was $168.0 million. For 2010, the highest amount outstanding on our credit facilities at a month end was $240.0 million.

Management expects to continue to maintain an outstanding balance of at least $240 million on the 2010 Credit Facility, and to periodically use the credit facility to meet short-term financing needs, but expects that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, obligations under restructuring and acquisition integration programs, and our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2010 we had contractual obligations as follows (in thousands):

		Payments due by period
			Years	Years	More than
	Total	Year 1	2-3	4-5	5
Long-term debt	$610,042	$-	$-	$240,000	$370,042
Interest payments on long-term debt	243,402	12,737	25,474	25,474	179,717
Operating and capital leases	97,084	21,519	32,380	24,204	18,981
Letters of Credit	8,230	8,230	-	-	-
Expected pension and
postretirement plan funding	362,329	29,643	68,272	71,549	192,865
Estimated costs to complete
construction in progress	32,300	32,300	-	-	-
Uncertain tax positions	54,285	-	-	-	54,285
Purchase commitments	62,304	23,318	29,104	9,882	-
Executive employment agreement	40,000	10,000	20,000	10,000	-
Total contractual cash obligations	$1,509,976	$137,747	$175,230	$381,109	$815,890

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discount associated with our convertible debentures due 2040 is excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102, and include commitment fees under our revolving credit facility, which expires on December 1, 2015. Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debentures due 2040.

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $370 million of our outstanding debt instruments are convertible into or exchangeable for common stock at the option of the holder. Also, although we intend to net share settle our convertible senior debentures due 2040, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures. Additionally, interest commitments for our variable-rate exchangeable notes due 2102 and revolving credit facility are based on the rate prevailing at December 31, 2010, but actual rates are variable and are certain to change over time.

Letters of credit totaling $8.2 million were originally issued under the Comerica Facility and remain outstanding at December 31, 2010. These letters of credit are used primarily to secure self-insurance programs and will be replaced by letters of credit under the 2010 Credit Facility as they expire in the next year.

Our consolidated balance sheet at December 31, 2010 includes approximately $54.3 million of liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of cash outflows relating to these liabilities. Accordingly, the uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 5 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations were not material to us as of December 31, 2010, and are included in the uncertain tax positions disclosed above.

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

As more fully described in Note 13 to our consolidated financial statements, on May 13, 2009, we entered into an amended and restated employment agreement with Dr. Felix Zandman, our Executive Chairman, Chief Technical and Business Development Office, and founder. Pursuant to the amended and restated employment agreement, Dr. Zandman received $10 million upon signing the agreement and five additional annual payments of $10 million each, one of which was paid in 2010.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, executive employment agreements, and purchase commitments, see Notes 5, 6, 11, and 13 to our consolidated financial statements.

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described above.

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

See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk” for additional related information.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, new accounting guidance became effective in 2010 or will become effective in future periods.

The adoption of the new guidance described in Note 1 to our consolidated financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2010, 2009, and 2008 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our exchangeable notes due 2102. The exchangeable notes, of which $95 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread. At December 31, 2010, we had $240 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.65%.

Our convertible senior debentures due 2040 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2010, we have $897.3 million of cash and cash equivalents, which earns interest at various variable rates.

Based on the debt and cash positions at December 31, 2010, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $2.1 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2010, we did not have any outstanding foreign currency forward exchange contracts.

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

We have performed sensitivity analyses as of December 31, 2010 and 2009, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2010 and 2009. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $19.9 million and $6.4 million at December 31, 2010 and December 31, 2009, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Commodity Price Risk

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers or are subject to significant price volatility. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. The determination that any of the raw materials used in our products are conflict minerals originating from the Democratic Republic of the Congo could increase the probability that we will encounter the challenges noted above, incur additional expenses to comply with government regulations, and face public scrutiny. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.

Silicon wafers are the most important raw material for the manufacturing of our semiconductor products. Silicon wafers are manufactured from high-purity silicon, a metalloid. There have at times been industry-wide shortages of high-purity silicon resulting primarily from growing demand of the electronic component and solar power industries, and limited growth in high-purity silicon manufacturing capacities. Shifts in demand for high-purity silicon and in turn, silicon wafers, have resulted in significant fluctuation in prices of silicon wafers.

We are a major consumer of the world’s annual production of tantalum, a metal used in the manufacturing of tantalum capacitors. There are few suppliers that process tantalum ore into capacitor grade tantalum powder. We acquire tantalum powder and wire from all of them under short-term commitments. See Note 14 to our consolidated financial statements for information on our previous long-term tantalum purchase commitments, which expired in 2006.

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. We periodically enter into short-term commitments to purchase palladium.

Certain metals used in the manufacture of our products, such as copper, are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, we entered into commitments to purchase a portion of our estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, we recorded losses on these adverse purchase commitments during the fourth quarter of 2008.

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $12.5 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2010 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

2.9
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

	3.1	Amended and Restated Certificate of Incorporation of Vishay Intertechnology, Inc. dated May 28, 2008. Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 28, 2008.

	3.2	Amended and Restated Bylaws dated May 28, 2008. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed May 28, 2008.

	4.1	Warrant Agreement between Vishay Intertechnology, Inc. and American Stock Transfer & Trust Co., dated December 13, 2002. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2002.

	4.2	Note Instrument, dated as of December 13, 2002. Incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2002.

	4.3	Indenture, dated as of November 9, 2010, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed November 9, 2010.

	10.1	Vishay Intertechnology Section 162(m) Cash Bonus Plan. Incorporated by reference to Annex B to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology Senior Executive Phantom Stock Plan. Incorporated by reference to Annex C to our Proxy Statement, dated April 7, 2004, for our 2004 Annual Meeting of Stockholders.

10.3	Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement, dated as of June 24, 2008. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 25, 2008.

10.4	First Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 16, 2008.

10.5	Second Amendment to Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 31, 2009.

10.6	Consent and Third Amendment to the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 14, 2010.

10.7	Consent letter under the Vishay Intertechnology, Inc. Fourth Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 3, 2010.

10.8	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.

10.9	Amendment to Section 4.1 of Vishay’s 1998 Stock Option Program. Incorporated by reference to Proposal Three, included in our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.10	General Semiconductor, Inc. Amended and Restated 1998 Long-Term Incentive Plan as amended on February 7, 2001. Incorporated by reference to Exhibit 10.9 to General Semiconductor’s annual report on Form 10-K for the year ended December 31, 2000.

10.11	Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective February 2009). Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 5, 2009.

10.12	Securities Investment and Registration Rights Agreement by and among Vishay Intertechnology, Inc. and the Original Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed December 23, 2002.

10.13	Note Purchase Agreement between Vishay Intertechnology, Inc. and Subscribers (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2002.

10.14	Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed December 23, 2002.

10.15	Press release, dated July 21, 2010, announcing the terms of the replacement notes to be issued to holders of Vishay’s exchangeable floating-rate unsecured notes due 2102 and revised terms of its outstanding warrants as required due to the spin-off of Vishay Precision Group, Inc. on July 6, 2010. Incorporated by reference to Exhibit 99 to our current report on Form 8-K filed July 22, 2010.

10.16	Amended and Restated Employment Agreement between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed May 15, 2009.

10.17	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Felix Zandman. Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.18	Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.19
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.20
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.21
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.22	Employment Agreement between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed December 10, 2008.

10.23
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.24
Amendment to Employment Agreement, dated December 15, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 17, 2010.

10.25	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.17 to our 2008 annual report on Form 10-K.

10.26
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

10.31
Transition Product Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology, Inc., and Vishay Asia Logistics Pte. Ltd. Incorporated by reference to Exhibit 99.6 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.32
Transition Buy Back Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.7 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.33
Transition IGBT/Auto Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.8 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.34
Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent. Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.35
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

10.36
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.37
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.38
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.39
Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.40
Transition Services Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.3 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.41*
Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.42
Secondment Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.5 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.43*
Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.44
Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.7 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.45*
Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. Incorporated by reference to Exhibit 10.8 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.46*
Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. Incorporated by reference to Exhibit 10.9 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.47*
Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.48
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.49*
Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.50*
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.51
Lease Agreement between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd. Incorporated by reference to Exhibit 10.14 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.52
Lease Agreement, dated July 6, 2010, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.15 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.53
Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. Incorporated by reference to Exhibit 10.16 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.54
Credit Agreement, dated as of December 1, 2010 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 1, 2010.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

____________________

* Confidential treatment has been requested by, and accorded to, VPG with respect to certain portions of this Exhibit. Omitted portions have been filed separately by VPG with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

By:	/s/ Gerald Paul
Dr. Gerald Paul
President and Chief Executive Officer

February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 25, 2011
Dr. Gerald Paul	and Director

Principal Financial Officer:

/s/ Lior E. Yahalomi	Executive Vice President and Chief	February 25, 2011
Dr. Lior E. Yahalomi	Financial Officer

Principal Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 25, 2011
Lori Lipcaman	Accounting Officer

Board of Directors:

/s/ Felix Zandman	Executive Chairman of	February 25, 2011
Dr. Felix Zandman	the Board of Directors

/s/ Marc Zandman	Vice-Chairman of	February 25, 2011
Marc Zandman	the Board of Directors

/s/ Eli Hurvitz	Director	February 25, 2011
Eli Hurvitz

/s/ Abraham Ludomirski	Director	February 25, 2011
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 25, 2011
Frank D. Maier

/s/ Wayne M. Rogers	Director	February 25, 2011
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 25, 2011
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 25, 2011
Ziv Shoshani

/s/ Thomas C. Wertheimer	Director	February 25, 2011
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 25, 2011
Ruta Zandman

This page intentionally left blank

Vishay Intertechnology, Inc.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Vishay Intertechnology, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$897,338	$579,189

Accounts receivable, net of allowances for doubtful
accounts of $7,187 and $9,253, respectively	330,556	284,295

Inventories:
Finished goods	109,762	119,723
Work in process	178,844	192,206
Raw materials	139,216	122,940
Total inventories	427,822	434,869

Deferred income taxes	31,903	16,781
Prepaid expenses and other current assets	106,885	92,409
Total current assets	1,794,504	1,407,543

Property and equipment, at cost:
Land	93,020	98,623
Buildings and improvements	477,518	528,438
Machinery and equipment	2,025,793	2,126,226
Construction in progress	75,051	36,193
Allowance for depreciation	(1,759,268)	(1,779,224)
	912,114	1,010,256

Intangible assets, net	113,830	153,623

Other assets	145,645	148,124
Total assets	$2,966,093	$2,719,546

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$23	$24
Trade accounts payable	167,795	118,216
Payroll and related expenses	122,234	87,566
Other accrued expenses	186,049	162,083
Income taxes	51,060	23,558
Current portion of long-term debt	-	16,054
Total current liabilities	527,161	407,501

Long-term debt, less current portion	431,682	320,052
Deferred income taxes	82,043	13,062
Deferred grant income	2,788	2,526
Other liabilities	134,152	152,874
Accrued pension and other postretirement costs	291,117	301,930
Total liabilities	1,468,943	1,197,945

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized - 300,000,000 shares; 150,611,657 and 172,283,533 shares outstanding after deducting zero and 274,173 shares
in treasury as of December 31, 2010 and 2009, respectively	15,061	17,228
Class B convertible common stock, par value $0.10 per share:
authorized - 40,000,000 shares; 14,352,839 and 14,352,888
shares outstanding after deducting zero and 279,453 shares
in treasury as of December 31, 2010 and 2009, respectively	1,435	1,435
Capital in excess of par value	2,156,981	2,317,613
(Accumulated deficit) retained earnings	(742,237)	(922,805)
Accumulated other comprehensive income (loss)	60,491	102,975
Total Vishay stockholders' equity	1,491,731	1,516,446
Noncontrolling interests	5,419	5,155
Total equity	1,497,150	1,521,601
Total liabilities and equity	$2,966,093	$2,719,546

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share)

	Years ended December 31,
	2010	2009	2008
Net revenues	$2,725,092	$2,042,033	$2,822,211
Costs of products sold	1,917,607	1,653,872	2,219,220
Loss on purchase commitments	-	-	6,024
Gross profit	807,485	388,161	596,967

Selling, general, and administrative expenses	389,547	359,162	450,879
Restructuring and severance costs	-	37,874	62,537
Asset write-downs	-	681	5,073
Impairment of goodwill and indefinite-lived intangibles	-	-	1,723,174
Terminated tender offer expenses	-	-	4,000
Settlement agreement gain	-	(28,195)	-
Executive employment agreement charge	-	57,824	-
Operating income (loss)	417,938	(39,185)	(1,648,696)

Other income (expense):
Interest expense	(11,036)	(10,321)	(38,668)
Other	(1,369)	9,791	14,876
	(12,405)	(530)	(23,792)
Income (loss) from continuing operations before taxes	405,533	(39,715)	(1,672,488)

Income tax expense	45,240	16,800	11,187

Income (loss) from continuing operations, net of tax	360,293	(56,515)	(1,683,675)

Loss from discontinued operations, net of tax	-	-	(47,826)

Net earnings (loss)	360,293	(56,515)	(1,731,501)

Less: net earnings attributable to noncontrolling interests	1,187	673	718

Net earnings (loss) attributable to Vishay stockholders	$359,106	$(57,188)	$(1,732,219)

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.96	$(0.31)	$(9.04)
Discontinued operations	$-	$-	$(0.26)
Net earnings (loss)	$1.96	$(0.31)	$(9.29)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.89	$(0.31)	$(9.04)
Discontinued operations	$-	$-	$(0.26)
Net earnings (loss)	$1.89	$(0.31)	$(9.29)

Weighted average shares outstanding - basic	183,618	186,605	186,403

Weighted average shares outstanding - diluted	190,227	186,605	186,403

Amounts attributable to Vishay stockholders:
Income (loss) from continuing operations, net of tax	$359,106	$(57,188)	$(1,684,393)
Discontinued operations, net of tax	-	-	(47,826)
Net earnings (loss)	$359,106	$(57,188)	$(1,732,219)

See accompanying notes.

* May not add due to rounding.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2010	2009	2008
Continuing operating activities
Net earnings (loss)	$360,293	$(56,515)	$(1,731,501)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on discontinued operations, net of tax	-	-	47,826
Impairment of goodwill and indefinite-lived intangibles, net of tax	-	-	1,668,036
Depreciation and amortization	190,723	229,643	222,934
Loss (gain) on disposal of property and equipment	574	460	(7,584)
Accretion of interest on convertible debentures	188	-	13,221
Inventory write-offs for obsolescence	21,449	31,908	38,478
Loss on purchase commitments	-	-	6,024
Pensions and other postretirement benefits	22,194	27,146	24,017
Asset write-downs	-	681	5,073
Deferred grant income	(543)	(688)	(1,386)
Deferred income taxes	(26,476)	(12,957)	(12,771)
Other	3,283	(39,058)	25,929
Net change in operating assets and liabilities, net of effects of businesses
acquired or spun-off	(26,421)	109,797	(29,797)
Net cash provided by continuing operating activities	545,264	290,417	268,499

Continuing investing activities
Capital expenditures	(145,413)	(50,340)	(151,994)
Proceeds from sale of property and equipment	1,188	6,387	17,696
Purchase of businesses, net of cash acquired	-	28,195	(74,234)
Proceeds from loans receivable	15,000	-	-
Other investing activities	(2,287)	1,438	450
Net cash used in continuing investing activities	(131,512)	(14,320)	(208,082)

Continuing financing activities
Proceeds from long-term borrowings	275,000	15,000	123,379
Principal payments on long-term debt and capital leases	(104,581)	(28,754)	(514,053)
Net (payments) proceeds on Comerica Facility	(125,000)	-	125,000
Net proceeds on 2010 Facility	240,000	-	-
Common stock repurchase	(275,000)	-	-
Issuance costs	(15,116)	-	-
Distribution in connection with spin-off of VPG	(70,600)	-	-
Net changes in short-term borrowings	528	(11,278)	10,635
Distributions to noncontrolling interests	(757)	(556)	(1,044)
Proceeds from stock options exercised	-	-	617
Net cash used in continuing financing activities	(75,526)	(25,588)	(255,466)
Effect of exchange rate changes on cash and cash equivalents	(19,995)	7,703	(6,759)
Increase (decrease) in cash and cash equivalents from continuing activities	318,231	258,212	(201,808)
Net cash used in discontinued operating activities	(82)	(3,187)	(12,753)
Net cash provided by discontinued investing activities	-	-	1,430
Net cash used in discontinued financing activities	-	-	-
Net cash used in discontinued operations	(82)	(3,187)	(11,323)
Net increase (decrease) in cash and cash equivalents	318,149	255,025	(213,131)
Cash and cash equivalents at beginning of year	579,189	324,164	537,295
Cash and cash equivalents at end of year	$897,338	$579,189	$324,164

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2008	$17,199	$1,435	$2,312,072	$866,602	$160,270	$3,357,578	$5,364	$3,362,942
Net earnings	-	-	-	(1,732,219)	-	(1,732,219)	718	(1,731,501)
Foreign currency translation adjustment	-	-	-	-	(16,673)	(16,673)	-	(16,673)
Pension and other
post-retirement actuarial items	-	-	-	-	(67,171)	(67,171)	-	(67,171)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	(457)	(457)	-	(457)
Comprehensive income						(1,816,520)	718	(1,815,802)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,044)	(1,044)
Phanton and restricted stock issuances (100,999 shares)	10	-	(10)	-	-	-	-	-
Stock options exercised (110,145 shares)	11	-	605	-	-	616	-	616
Stock compensation expense	-	-	3,184	-	-	3,184	-	3,184
Balance at December 31, 2008	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings	-	-	-	(57,188)	-	(57,188)	673	(56,515)
Foreign currency translation adjustment	-	-	-	-	10,080	10,080	-	10,080
Pension and other
post-retirement actuarial items	-	-	-	-	16,272	16,272	-	16,272
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	654	654	-	654
Comprehensive income						(30,182)	673	(29,509)
Distributions to noncontrolling interests	-	-	-	-	-	-	(556)	(556)
Phanton and restricted stock issuances (82,997 shares)	8	-	(8)	-	-	-	-	-
Stock compensation expense	-	-	1,770	-	-	1,770	-	1,770
Balance at December 31, 2009	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except share amounts)

		Class B		Retained	Accumulated
		Convertible	Capital in	Earnings	Other	Total
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2009	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601
Net earnings (loss)	-	-	-	359,106	-	359,106	1,187	360,293
Foreign currency translation adjustment	-	-	-	-	(41,930)	(41,930)	-	(41,930)
Pension and other
post-retirement actuarial items	-	-	-	-	(15,159)	(15,159)	-	(15,159)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	602	602	-	602
Comprehensive income (loss)						302,619	1,187	303,806
Spin-off of Vishay Precision Group, Inc.	-	-	-	(178,538)	14,003	(164,535)	(166)	(164,701)
Share repurchase (21,721,959 shares)	(2,172)	-	(272,828)	-	-	(275,000)	-	(275,000)
Issuance of convertible debentures due 2040	-	-	110,094	-	-	110,094	-	110,094
Distributions to noncontrolling interests	-	-	-	-	-	-	(757)	(757)
Phantom and restricted stock issuances (119,010 shares)	12	-	(12)	-	-	-	-	-
Cancellation of shares (68,976 shares)	(7)	-	7	-	-	-	-	-
Stock compensation expense	-	-	2,643	-	-	2,643	-	2,643
Tax effects of stock plan	-	-	(536)	-	-	(536)	-	(536)
Conversions from Class B to common stock (49 shares)	-	-	-	-	-	-	-	-
Balance at December 31, 2010	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150

Vishay Intertechnology, Inc.
Notes to Consolidated Financial Statements

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) is a global manufacturer and supplier of discrete semiconductors and passive electronic components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Semiconductors and electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the industrial, computer, automotive, consumer electronics products, telecommunications, power supplies, military/aerospace, and medical industries.

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

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2010 through the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $5,781,000, $5,710,000, and $2,996,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $50,968,000, $50,745,000, and $63,161,000, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $543,000, $688,000, and $1,386,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Deferred grant income was $2,788,000 and $2,526,000 at December 31, 2010 and 2009, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

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

At the present time, substantially all earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.

Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2010 or 2009.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $(838,000), $5,669,000, and $534,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2010 was approximately $32,300,000. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $169,724,000, $206,009,000, and $199,847,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses). Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

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

Definite-lived intangible assets are amortized over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty-five years. Capitalized software is amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations. Customer relationships are amortized over useful lives of five to fifteen years. Noncompete agreements are amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

GAAP prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).

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

The Company’s required annual impairment test was completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the 2008 third fiscal quarter, was effectively the Company’s annual impairment test for 2008. Subsequent to recording the goodwill impairment charges in 2008, there was no remaining goodwill recorded on the consolidated balance sheet.

The fair value of the tradenames is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

Also as more fully described in Note 3, prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth quarters of 2008, the Company performed interim impairment tests for certain indefinite-lived intangible assets. As a result of those assessments, the Company recorded impairment charges during the third fiscal quarter of 2008 related to certain tradenames.

The required annual impairment test of tradenames is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the 2008 fiscal third quarter, was effectively the Company’s annual impairment test for 2008. There was no impairment identified through the annual impairment tests completed in 2010 or 2009.

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

Available-for-Sale Securities

Other assets include investments in marketable securities which are classified as available-for-sale. These assets include assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company’s other postretirement benefit obligations outside of the U.S. These assets are reported at fair value, based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders’ equity until sold. At the time of sale the assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures issued on November 9, 2010 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2010 and 2009, outstanding derivative instruments were not material.

The Company reports derivative instruments on the consolidated balance sheet at their fair values. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and the ineffective portion, if any, is reported in current period net earnings (loss). Changes in the fair values of derivative instruments that are not designated as hedges, including embedded derivatives, are recorded in current period net earnings (loss).

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

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Vishay applies the modified prospective transition method to account for employee stock options granted prior to the adoption of the accounting guidance in ASC Topic 718 on January 1, 2006. Under the modified prospective transition method, the fair value of previously granted but unvested equity awards is recognized as compensation expense in the consolidated statement of operations from the date of adoption of the guidance, and prior periods are not restated.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2010 and 2009 do not include claims against third parties.

Note 1 – Summary of Significant Accounting Policies (continued)

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2010, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors and officers’ insurance. The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2010 and 2009.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $8,987,000 and $6,700,000 is included in other noncurrent assets at December 31, 2010 and 2009, respectively, representing required statutory reserves of the captive insurance entity.

Convertible Debentures

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash in a manner that reflects the Company’s nonconvertible debt borrowing rate. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature. A discount is recorded if debentures are issued at a coupon rate which is below the rate of a similar instrument that did not have a conversion feature at issuance. The equity component is based on the excess of the principal amount of the debentures over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact, and is recorded as capital in excess of par. Debt discounts are amortized as additional non-cash interest expense over the expected life of the debt.

Note 1 – Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Guidance

In January 2010, the FASB staff updated the guidance in ASC Topic 820. The updated guidance (i) requires separate disclosure of significant transfers in and out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, (iv) and clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. Vishay adopted the aspects of the guidance that are currently effective as of January 1, 2010 and will adopt the remaining guidance on January 1, 2011. The adoption of the effective guidance had no effect on the Company’s financial position, results of operations, or liquidity and the adoption of the remaining guidance is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

In February 2010, the FASB staff updated the accounting guidance related to subsequent events. The updated guidance continues to require evaluation of subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date through which subsequent events have been issued. Vishay adopted this guidance effective January 1, 2010. The adoption of this guidance had no effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 - Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

Year ended December 31, 2010

Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, Vishay announced that it intended to spin off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc.

On June 15, 2010, the Board of Directors of Vishay approved the spin-off of VPG and on July 6, 2010, Vishay completed the spin-off through a tax-free stock dividend to Vishay’s stockholders. Vishay’s common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay’s Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2.1 million, which are reflected in the results of the year ended December 31, 2010.

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated financial statements for periods prior to the completion of the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 15 for further information on the effect that VPG had on Vishay’s consolidated results.

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

As a result of this continuing involvement, Vishay did not restate prior periods to present VPG as a discontinued operation.

Note 2 – Acquisition and Divestiture Activities (continued)

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

Note 2 – Acquisition and Divestiture Activities (continued)

Year Ended December 31, 2009

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

In June 2009, Vishay and International Rectifier entered into a settlement agreement. Under the settlement, International Rectifier refunded $30.0 million of the purchase price associated with the acquisition of the PCS business and Vishay released International Rectifier from claims relating to certain outstanding disputes regarding the acquisition. As all goodwill associated with the PCS business was written off as part of the goodwill impairment charges recorded in 2008, Vishay recorded a gain of $28.2 million during the second quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

Year Ended December 31, 2008

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s Power Control Systems business (“PCS business”). Vishay determined that ASBU would not satisfactorily complement Vishay’s operations.

During Vishay’s period of ownership of ASBU, the assets and liabilities of ASBU were separately reported in the consolidated balance sheet as “assets held for sale” and “liabilities related to assets held for sale.” Long-lived assets held for sale were not depreciated or amortized. The Company allocated no goodwill to ASBU in the purchase accounting for the PCS business.

Financial results of discontinued operations for the period of ownership in the year ended December 31, 2008 is as follows (in thousands):

Year ended
December 31, 2008
Net revenues	$10,995
Loss before income taxes	$(43,345)
Tax expense	4,481
Loss from discontinued operations, net of tax	$(47,826)

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

Note 2 – Acquisition and Divestiture Activities (continued)

The Company recorded an additional after tax loss of $5.7 million during the fourth quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer. Portions of this amount were paid during the years ended December 31, 2010 and 2009 and are reflected on the accompanying consolidated statement of cash flows as cash flows from discontinued operations.

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

As a non-controlled investment, Vishay Transducers India, Ltd. had been accounted for using the equity basis. Effective June 30, 2008, Vishay began reporting this entity as a consolidated subsidiary, included in the passive components segment. After the realignment of the Company’s segments (see Note 15), this business is reported in the VPG segment.

The cost to acquire the partner’s 51% interest was allocated on a pro rata basis to assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill. As a result of this transaction, the Company recorded goodwill of $5.2 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3). This business was included in the spin-off of VPG.

Acquisition of Powertron GmbH

On July 23, 2008, the Company acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.3 million, including the repayment of certain debt of Powertron. For financial reporting purposes, the results of operations for Powertron were included in the passive components segment from July 23, 2008. After the realignment of the Company’s segments (see Note 15), the results of operations for this business are reported in the VPG segment. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $9.9 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3). This business was included in the spin-off of VPG.

Acquisition of Wet Tantalum Business

On September 15, 2008, Vishay acquired the wet tantalum capacitor business of KEMET Corporation for $35.2 million and other consideration in the form of a three-year term loan of $15 million. For financial reporting purposes, the results of operations for the wet tantalum business were included in the passive components segment from September 15, 2008. After the realignment of the Company’s segments (see Note 15), the results of operations of this business are reported in the Capacitors segment. After allocating the purchase price to the assets acquired and liabilities assumed based on an evaluation of their fair values, the Company recorded goodwill of $19.4 million related to this acquisition, which was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 3).

Terms of the secured loan of $15 million to KEMET from Vishay include a three-year non-amortizing maturity, an interest rate of LIBOR plus four percent, and security consisting of accounts receivable. On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest.

Note 2 – Acquisition and Divestiture Activities (continued)

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

GAAP prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares the fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized in the evaluation are generally the members of the Company’s peer group included in the presentation of the stock performance graph in Item 5 of the Annual Report on Form 10-K.

In step two, the Company determines the implied fair value of goodwill in the same manner as if Vishay had acquired those business units on the measurement date. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

Fair value of reporting units, and the underlying assets and liabilities of those reporting units, is measured at a point in time, and reflects specific market conditions as of the measurement date. The Company performed its annual impairment test as of the first day of the fourth fiscal quarter. In light of a sustained decline in market capitalization that Vishay and its peer group companies experienced in each successive quarter of 2008, and other factors, the Company determined that impairment tests were necessary as of the end of the second, third, and fourth fiscal quarters of 2008, and recorded goodwill impairment charges in each of those quarters. The interim test performed as of the last day of the third fiscal quarter of 2008, was effectively the Company’s annual impairment test for 2008. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the consolidated balance sheet. In total, Vishay recorded goodwill impairment charges aggregating $1,696.2 million in year ended December 31, 2008.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires Vishay to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and did not affect the Company’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

Note 3 – Goodwill and Other Intangible Assets (continued)

Prior to completing the interim assessment of goodwill for impairment during the second, third, and fourth fiscal quarters of 2008, the Company performed a recoverability test of certain long-lived assets and certain indefinite-lived intangible assets. As a result of those assessments, the Company recorded impairment charges totaling $27 million during the third fiscal quarter of 2008 related to indefinite-lived intangible assets (certain tradenames). The fair value of the tradenames was measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.

The remaining balances of the tradenames acquired in the previous transactions, aggregating approximately $35.4 million as of the date of recording the impairment charge, were reclassified to definite-lived intangible assets concurrent with the recording of the impairment charge. The Company then began amortizing the remaining balances of these tradenames over a ten-year life. The Company expects to continue to use such tradenames. However, the identified impairment and expected future cash flows associated with the tradenames reflect the existence of competitive, economic, and other factors that will limit the useful life of these tradenames.

The indefinite-lived intangible assets impairment charge was noncash in nature and did not affect Vishay’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

Other intangible assets are as follows (in thousands):

	December 31,
	2010	2009
Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$111,637	$119,042
Capitalized software	51,087	56,342
Customer relationships	52,863	59,383
Tradenames	36,375	39,612
Non-competition agreements	-	14,904
	251,962	289,283
Accumulated amortization:
Patents and acquired technology	(83,493)	(78,225)
Capitalized software	(43,583)	(46,951)
Customer relationships	(21,081)	(18,472)
Tradenames	(10,334)	(7,844)
Non-competition agreements	-	(4,527)
	(158,491)	(156,019)
Net Intangible Assets Subject to Amortization	93,471	133,264
Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$113,830	$153,623

Approximately $15.4 million of net intangible assets were transferred to VPG on July 6, 2010. Amortization expense (excluding capitalized software) was $19,817,000, $22,731,000, and $20,798,000, for the years ended December 31, 2010, 2009, and 2008, respectively. VPG accounted for $1,466,000, $3,019,000, and $2,441,000 of amortization expense for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 3 – Goodwill and Other Intangible Assets (continued)

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2011	$14,947
2012	11,914
2013	11,804
2014	11,804
2015	11,804

Note 4 – Restructuring and Severance Costs and Related Asset Write-Downs

Restructuring and severance costs reflect the cost reduction programs implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include one-time exit costs, severance benefits pursuant to an on-going benefit arrangement, and related pension curtailment and settlement charges. Severance costs also include executive severance and charges for the fair value of stock options of certain former employees which were modified such that they did not expire at termination. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans, and cannot be sold for amounts in excess of carrying value.

Year ended December 31, 2010

The Company did not initiate any new restructuring projects in the year ended December 31, 2010 and thus did not record any restructuring and severance costs expenses in the year.

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

The following table summarizes activity to date related to restructuring programs initiated in 2009 (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Restructuring and severance costs	$33,142	$4,732	$37,874	2,571
Utilized	(21,293)	(2,989)	(24,282)	(2,321)
Foreign currency translation	802	15	817	-
Balance at December 31, 2009	$12,651	$1,758	$14,409	250
Utilized	(9,405)	(1,111)	(10,516)	(246)
Foreign currency translation	(440)	(47)	(487)	-
Balance at December 31, 2010	$2,806	$600	$3,406	4

Most of the accrued restructuring liability, currently shown in other accrued expenses, is expected to be paid by December 31, 2011. The payment terms related to these restructuring programs varies, usually based on local customs and laws. Most severance amounts are paid in a lump sum at termination, while some payments are structured to be paid in installments.

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

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components (in thousands):

	Years ended December 31,
	2010	2009	2008
Domestic	$32,493	$(54,041)	$(977,380)
Foreign	373,040	14,326	(695,108)
	$405,533	$(39,715)	$(1,672,488)

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$9,823	$817	$700
State and local	2,434	505	721
Foreign	59,459	28,435	22,537
	71,716	29,757	23,958
Deferred:
Federal	(949)	(6,332)	(7,336)
State and local	2,108	286	2,180
Foreign	(27,635)	(6,911)	(7,615)
	(26,476)	(12,957)	(12,771)
Total income tax expense	$45,240	$16,800	$11,187

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Pension and other retiree obligations	$44,054	$47,273
Inventories	11,346	14,285
Net operating loss carryforwards	158,264	238,153
Tax credit carryforwards	11,871	23,211
Other accruals and reserves	53,369	47,861
Total gross deferred tax assets	278,904	370,783
Less valuation allowance	(145,201)	(246,669)
	133,703	124,114
Deferred tax liabilities:
Tax over book depreciation	20,425	20,486
Intangible assets other than goodwill	-	10,676
Earnings not permanently reinvested	39,074	39,375
Convertible debentures	64,440	-
Other - net	2,572	8,014
Total gross deferred tax liabilities	126,511	78,551

Net deferred tax assets	$7,192	$45,563

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Tax at statutory rate	$141,937	$(13,900)	$(585,371)
State income taxes, net of U.S. federal tax benefit	2,952	513	1,886
Effect of foreign operations	(35,195)	18,417	(4,289)
FIN 48 accruals	(1,823)	1,395	487
Change in valuation allowance on U.S. deferred tax asset	(36,229)	-	25,434
Change in valuation allowance on Israeli deferred tax asset	(21,671)	-	-
Tax benefit of operating loss carryforwards	(8,799)	(2,158)	(3,220)
Goodwill impairment	-	-	549,237
Reduction in U.S. valuation allowance due to repatriation	-	-	(49,313)
Tax on repatriated earnings	-	-	40,696
Tax on earnings not permanently reinvested	-	-	39,375
Settlement agreement gain	-	(9,868)	-
Non-deductible expenses related to VPG spin-off	1,945	1,265	-
Executive employment agreement charge	222	20,238	-
Other	1,901	898	(3,735)
Total income tax expense	$45,240	$16,800	$11,187

Note 5 – Income Taxes (continued)

At December 31, 2010, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

		Expires
Austria	$12,263	No expiration
Belgium	197,818	No expiration
Brazil	20,813	No expiration
China	10,560	2011 - 2015
France	36,283	No expiration
Germany	47,052	No expiration
Israel	182,054	No expiration
Netherlands	112,235	No expiration

Approximately $150,548,000 of the carryforwards in Austria, Belgium, and the Netherlands resulted from the Company’s acquisition of BCcomponents in 2002. Valuation allowances of $44,790,000 and $49,043,000, as of December 31, 2010 and 2009, respectively, have been recorded through goodwill for these acquired net operating losses. Prior to the adoption of updated guidance in ASC Topic 805 on January 1, 2009, if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill. After the adoption of the updated guidance on January 1, 2009, the benefits of such losses are recorded as a reduction of tax expense. In 2010 and 2009, the tax benefit recognized through a reduction of acquisition-date valuation allowances recorded as a reduction of tax expense was $567,000 and $980,000, respectively. In 2008, tax benefits recognized through reductions of the valuation allowance recorded through goodwill were $3,378,000.

At December 31, 2010, the Company had the following significant tax credit carryforwards available (in thousands):

		Expires
Federal Alternative Minimum Tax	$8,779	No expiration
California Research Credit	4,210	No expiration

Note 5 – Income Taxes (continued)

At December 31, 2010, no provision has been made for U.S. federal and state income taxes on approximately $1,852,421,000 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

In connection with the repurchase of the convertible subordinated notes on August 1, 2008 (see Note 6), the Company repatriated approximately $250 million of cash from non-U.S. subsidiaries. This repatriation of cash resulted in net tax expense of approximately $9.9 million, recorded in the second quarter of 2008, after the utilization of net operating losses and tax credits as a result of this repatriation. The Company expected that it would need to repatriate additional cash to repay an outstanding term loan, and recorded additional tax expense on the expected repatriation of $112.5 million because such earnings are not deemed to be indefinitely reinvested outside of the United States. At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Net income taxes paid (refunded) were $23,322,000, ($4,714,000), and $72,116,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

These accruals for tax-related uncertainties are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited by tax authorities and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Until the spin-off of VPG on July 6, 2010, VPG was included in the Company’s consolidated federal income tax returns and will be included with the Company and/or certain of the Company’s subsidiaries in applicable combined or unitary state and local income tax returns. In conjunction with the spin-off, the Company and VPG entered a tax matters agreement under which the Company generally will be liable for all U.S. federal, state, local, and foreign income taxes attributable to VPG with respect to taxable periods ending on or before the distribution date except to the extent that VPG has a liability for such taxes on its books at the time of the spin-off. The Company is also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. The Company has fully indemnified VPG of tax exposures arising prior to the spin-off.

Note 5 – Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3.0 million and $1.9 million, respectively. During the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $1.1 million, $1.1 million, and $0.5 million, respectively, in interest and penalties.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits (in thousands):

	Years ended December 31,
	2010	2009
Balance at beginning of year	$54,463	$47,778
Addition based on tax positions related to the current year	1,916	2,491
Addition based on tax positions related to prior years	3,090	4,684
Currency translation adjustments	451	417
Reduction based on tax positions related to prior years	(670)	-
Reduction for settlements	(3,289)	(737)
Reduction for lapses of statute of limitation	(1,676)	(170)
Balance at end of year	$54,285	$54,463

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination. Examinations of most principal subsidiaries in Israel through the 2007 tax year were concluded in 2010. The tax returns of significant non-U.S. subsidiaries are currently under examination in Germany (2005 through 2008), India (2004 through 2009), China (2006 through 2009), and the Republic of China (Taiwan) (2000 through 2008). The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
2010 Credit Facility	$240,000	$-
Comerica Credit Facility - revolving debt	-	125,000
Comerica Credit Facility - term loan	-	87,500
Exchangeable unsecured notes, due 2102	95,042	105,000
Convertible subordinated notes, due 2023	-	1,870
Convertible senior debentures, due 2040	96,640	-
Other debt	-	16,736
	431,682	336,106
Less current portion	-	16,054
	$431,682	$320,052

Credit Facility

On December 1, 2010, the Company entered into a five-year credit agreement with a consortium of banks led by JPMorgan as administrative agent (the “2010 Credit Facility”). On December 1, 2010, Vishay borrowed $240 million under the 2010 Credit Facility to repay all of the outstanding amounts under its previously existing revolving credit facility with a consortium of banks led by Comerica Bank (the “Comerica Facility”) that was scheduled to expire on April 20, 2012. This amount remains outstanding at December 31, 2010.

The 2010 Credit Facility provides a commitment of up to $450 million through December 1, 2015. The 2010 Credit Facility also provides for the ability of Vishay to request up to $100 million of incremental revolving commitments, subject to the satisfaction of certain conditions. Borrowings under the 2010 Credit Facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on Vishay’s then current leverage ratio. Based on Vishay’s leverage ratio at December 31, 2010, borrowings bear interest at LIBOR plus 1.65%. Vishay is also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

The borrowings under the 2010 Credit Facility are secured by a lien on substantially all assets located in the United States, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, and bank and securities accounts) of Vishay and certain significant domestic subsidiaries, and pledges of stock in certain significant domestic and foreign subsidiaries and are guaranteed by certain significant subsidiaries. Certain of the Company’s subsidiaries are permitted to borrow under the 2010 Credit Facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the 2010 Credit Facility are guaranteed by Vishay. The 2010 Credit Facility also restricts the Company from, among other things, incurring indebtedness, incurring liens on its assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

The 2010 Credit Facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceedings, the insolvency of Vishay or certain of its significant subsidiaries, and the rendering of a judgment in excess of $25 million against Vishay or certain of its significant subsidiaries. Upon the occurrence of an event of default under the 2010 Credit Facility, Vishay’s obligations under the credit facility may be accelerated and the lending commitments under the credit facility terminated.

Note 6 – Long-Term Debt (continued)

At December 31, 2010, there was $210,000,000 available under the 2010 Credit Facility. Letters of credit totaling $8,230,000 were originally issued under the Comerica Facility and remain outstanding at December 31, 2010. These letters of credit will be replaced by letters of credit under the 2010 Credit Facility as they expire in the next year.

At December 31, 2009, the Company had $125 million outstanding on the revolving credit commitment and letters of credit totaling $7.9 million under the Comerica Facility. Interest on the revolving credit commitment was payable at prime or other interest rate options. At December 31, 2009, borrowings under the revolving credit commitment, based on the then-current leverage ratio, bore interest at LIBOR plus 1.52%. At December 31, 2009, the Company also had $87.5 million outstanding on the term loan, under the Comerica Facility. At December 31, 2009, borrowings under the term loan, based on the then-current leverage ratio, bore interest at LIBOR plus 2.50%. During 2010, the Company made regular principal repayments on the term loan of $12.5 million, and refinanced the remaining $75 million first with the revolving credit commitment under the Comerica Facility in connection with the 2.25% convertible debenture offering and then with the 2010 Credit Facility.

Convertible Senior Debentures, due 2040

On November 3, 2010, Vishay announced the offering of $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors. Under the terms of the Comerica Facility, Vishay was required to apply cash proceeds from the offering to prepay the then-current outstanding term loan under the Comerica Facility (balance of $75 million). Vishay used the remaining net proceeds from this offering, together with new net borrowings under its Comerica Facility and cash on hand, to repurchase 21,721,959 shares of common stock for an aggregate purchase price of $275 million. The transactions closed on November 9, 2010.

GAAP requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company’s consolidated balance sheets as follows (in thousands):

December 31,
2010
Liability component:
Principal amount of the debentures	$275,000
Unamortized discount	(178,679)
Embedded derivative	319
Carrying value of liability component	$96,640

Equity component - net carrying value	$110,094

Interest is payable on the debentures semi-annually at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 8.00% based on the Company’s estimated nonconvertible debt borrowing rate. In addition to ordinary interest, beginning on November 15, 2020, contingent interest will accrue in certain circumstances relating to the trading price of the debentures and under certain other circumstances.

Note 6 – Long-Term Debt (continued)

Interest expense related to the debentures is reflected on the consolidated statement of operations as follows (in thousands):

Year ended
December 31,
2010
Contractual coupon interest	$773
Non-cash amortization of debt discount	188
Non-cash amortization of deferred financing costs	11
Non-cash change in value of derivative liability	(55)
Total interest expense related to the debentures	$917

Prior to April 15, 2040, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending April 2, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price ($18.04) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. None of these conditions had occurred as of December 31, 2010.

The debentures are initially convertible, subject to certain conditions, into cash, shares of Vishay’s common stock or a combination thereof, at Vishay’s option, at an initial conversion rate of 72.0331 shares of common stock per $1,000 principal amount of debentures. This represents an initial effective conversion price of approximately $13.88 per share. This initial conversion price represents a premium of 12.5% to the closing price of Vishay’s common stock on November 3, which was $12.34 per share. At the direction of its Board of Directors, Vishay intends, upon conversion, to repay the principal amount of the debentures in cash and settle any additional amounts in shares. Vishay must provide additional shares upon conversion if there is a “fundamental change” in the business as defined in the indenture governing the debentures.

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

On November 3, 2010, Vishay entered into a consent letter with the lenders under the Comerica Facility, pursuant to which the Company obtained consent under the agreement governing the Comerica Facility to allow the Company to issue the debentures and execute the share repurchases described above.

Exchangeable Unsecured Notes, due 2102

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

Based on the relative trading prices of Vishay and VPG common stock on the ten trading days following the spinoff, Vishay retained the liability for an aggregate $95,041,540 principal amount of exchangeable notes effective July 6, 2010. The assumption of a portion of the liability by VPG was recorded as a reduction in parent net investment just prior to the completion of the spin-off.

Note 6 – Long-Term Debt (continued)

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

Convertible Subordinated Notes, due 2023

In 2003, Vishay sold $500 million aggregate principal amount of 3-5/8% convertible subordinated notes due 2023. Holders of substantially all (99.6%) of the 3-5/8% notes exercised their option to require Vishay to repurchase their notes on August 1, 2008. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010. The notes are classified as a current liability as of December 31, 2009 in the accompanying consolidated balance sheets.

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows (in thousands):

2011	$-
2012	-
2013	-
2014	-
2015	240,000
Thereafter	370,042

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discount associated with the convertible debentures due 2040 is excluded from the calculation of the annual maturities of long-term debt in the table above.

On October 1, 2010, Vishay repaid $10 million of the $13.5 million balance on an Israeli Bank Loan. Vishay repaid the remaining $3.5 million balance in December 2010. $13.5 million of the loan balance was classified as a long-term liability as of December 31, 2009 in the accompanying consolidated balance sheets as it was not due to be repaid in 2010.

At December 31, 2010, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $33.3 million, which was substantially unused. At December 31, 2009, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $60.2 million, which was substantially unused.

At December 31, 2009, the Company had letters of credit totaling approximately $1.2 million in addition to letters of credit issued under the Comerica Facility.

Interest paid was $9,120,000, $10,243,000, and $21,722,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

On November 3, 2010, the Board of Directors of the Company authorized the repurchase of up to $300 million of its common stock in connection with the issuance of the convertible senior debentures. The Company repurchased 21,721,959 shares of its common stock on November 9, 2010 for $275 million. As of December 31, 2010, the Company is not authorized to repurchase any additional shares of its common stock.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents. As a consequence of the spin-off of VPG on July 6, 2010, the exercise price of the warrants was reduced 9.48% to reflect the loss of value to the warrant holder due to the decrease in the trading price of Vishay’s common stock as a result of the spin-off. Of these warrants, 7,000,000 have an exercise price of $18.10 per share, and 1,823,529 have an exercise price of $27.43 per share. These warrants expire in December 2012.

At December 31, 2010, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	1,254,000
Restricted stock units outstanding	634,000
2007 Stock Incentive Program - available to grant	1,925,000
Phantom stock units outstanding	116,000
Phantom stock units available to grant	110,000
Common stock warrants	8,823,529
Exchangeable unsecured notes, due 2102	6,176,471
Convertible senior debentures, due 2040*	22,285,258
Conversion of Class B common stock	14,352,839
55,677,097
____________________

*The convertible senior debentures are convertible into 19,809,103 shares of Vishay common stock. The Company has reserved the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indenture governing the debentures.

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Foreign exchange gain (loss)	$(2,792)	$5,039	$(609)
Interest income	2,888	3,917	12,642
Incentive from Chinese government	-	-	800
Loss on early extinguishment of debt	(1,659)	-	-
Other	194	835	2,043
	$(1,369)	$9,791	$14,876

In the year ended December 31, 2010, the Company recorded a $1.7 million loss on the early extinguishment of debt equal to the balance of unamortized deferred financing costs associated with the revolving credit commitment and term loan under the Comerica Facility at the date of termination.

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Restructuring	$4,731	$17,752
Sales returns and allowances	38,761	29,068
Goods received, not yet invoiced	44,405	36,925
Other	98,152	78,338
	$186,049	$162,083

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	VPG	Ending
	Balance	Amount	Effect	Amount	Spin-off	Balance
December 31, 2008
Pension and other
post-retirement actuarial items	$(55,011)	$(70,322)	$(1,651)	$(71,973)	$-	$(126,984)
Reclassification adjustment for
recognition of actuarial items		4,851	(49)	4,802	-	4,802
Currency translation adjustment	214,934	(16,673)	-	(16,673)	-	198,261
Unrealized gain (loss) on
available-for-sale securities	347	(703)	246	(457)	-	(110)
	$160,270	$(82,847)	$(1,454)	$(84,301)	$-	$75,969

December 31, 2009
Pension and other
post-retirement actuarial items	$(122,182)	$6,231	$(832)	$5,399	$-	$(116,783)
Reclassification adjustment for
recognition of actuarial items		10,831	42	10,873	-	10,873
Currency translation adjustment	198,261	10,080	-	10,080	-	208,341
Unrealized gain (loss) on
available-for-sale securities	(110)	1,006	(352)	654	-	544
	$75,969	$28,148	$(1,142)	$27,006	$-	$102,975

December 31, 2010
Pension and other
post-retirement actuarial items	$(105,910)	$(30,213)	$4,494	$(25,719)	$1,079	$(130,550)
Reclassification adjustment for
recognition of actuarial items		10,498	62	10,560	-	$10,560
Currency translation adjustment	208,341	(41,930)	-	(41,930)	12,924	$179,335
Unrealized gain (loss) on
available-for-sale securities	544	927	(325)	602	-	$1,146
	$102,975	$(60,718)	$4,231	$(56,487)	$14,003	$60,491

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

At December 31, 2010 and 2009, the Company had valuation allowances of $166,000 and $37,412,000, respectively, against the deferred tax effect of equity adjustments related to pension and other postretirement benefits. Changes in estimates related to these valuation allowances are recorded in the statement of operations and do not affect other comprehensive income.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans (in thousands):

	December 31,
	2010	2009
Included in "Other Assets":
Non-U.S. pension plans	$1,741	$1,802
Total included in other assets	$1,741	$1,802
Accrued pension and other postretirement costs:
U.S. pension plans	$(65,090)	$(72,789)
Non-U.S. pension plans	(201,150)	(198,455)
U.S. other postretirement plans	(10,633)	(13,617)
Non-U.S. other postretirement plans	(5,801)	(5,841)
Other retirement obligations	(8,443)	(11,228)
Total accrued pension and other postretirement costs	$(291,117)	$(301,930)
Accumulated other comprehensive loss:
U.S. pension plans	$108,239	$110,893
Non-U.S. pension plans	28,454	7,420
U.S. other postretirement plans	(5,516)	(5,506)
Total accumulated other comprehensive loss*	$131,177	$112,807
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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan were approximately $15 million at December 31, 2010 and 2009. Effective July 6, 2010, $1.3 million of these assets were transferred to VPG equal to the non-qualified pension liabilities of employees of VPG, which were retained by VPG.

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

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$289,430	$231,416	$271,242	$229,105
Service cost (adjusted for actual
employee contributions)	-	3,027	-	2,991
Interest cost	16,341	10,774	16,745	11,174
Plan amendments	8,777	163	932	94
Spin-off of VPG	(1,255)	(13,882)	-	-
Contributions by participants	-	23	-	92
Actuarial (gains) losses	7,379	20,899	17,856	(313)
Curtailments and settlements	-	-	-	(2,874)
Benefits paid	(17,059)	(10,991)	(17,345)	(14,031)
Currency translation	-	(9,559)	-	5,178
Benefit obligation at end of year	$303,613	$231,870	$289,430	$231,416

Change in plan assets:
Fair value of plan assets at beginning
of year	$216,641	$34,762	$179,920	$30,747
Actual return on plan assets	26,116	2,376	40,796	2,696
Spin-off of VPG	-	(8,939)	-	-
Company contributions	12,825	14,404	13,270	15,022
Plan participants’ contributions	-	23	-	92
Benefits paid	(17,059)	(10,991)	(17,345)	(14,031)
Settlements	-	-	-	(1,435)
Currency translation	-	826	-	1,671
Fair value of plan assets at end of year	$238,523	$32,461	$216,641	$34,762
Funded status at end of year	$(65,090)	$(199,409)	$(72,789)	$(196,654)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other assets	$-	$1,741	$-	$1,802
Accrued benefit liability	(65,090)	(201,150)	(72,789)	(198,455)
Accumulated other comprehensive loss	108,239	28,454	110,893	7,420
	$43,149	$(170,955)	$38,104	$(189,233)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$101,236	$28,454	$111,189	$7,420
Unamortized prior service credit	7,003	-	(296)	-
	$108,239	$28,454	$110,893	$7,420

The following table sets forth additional information regarding the projected and accumulated benefit obligations (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accumulated benefit obligation, all plans	$303,613	$213,893	$289,430	$218,377

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$303,613	$225,291	$289,430	$226,230
Accumulated benefit obligation	303,613	210,786	289,430	215,893
Fair value of plan assets	238,523	24,178	216,641	27,760

The following table sets forth the components of net periodic pension cost (in thousands):

	Years ended December 31,
	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$-	$3,050	$-	$3,083	$5,739	$4,598
Less employee
contributions	-	23	-	92	1,598	115
Net service cost	-	3,027	-	2,991	4,141	4,483
Interest cost	16,341	10,774	16,745	11,174	16,618	12,804
Expected return on
plan assets	(18,098)	(1,629)	(14,955)	(1,689)	(20,881)	(2,612)
Amortization of actuarial
losses	9,315	160	11,300	70	2,255	2,774
Amortization of
prior service (credit) cost	1,477	163	34	94	(167)	-
Curtailment and settlement
losses (gains)	-	-	-	405	-	2,624
Net periodic benefit cost	$9,035	$12,495	$13,124	$13,045	$1,966	$20,073

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2010, 2009, and 2008. The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2011 is $11.9 million.

The net curtailment and settlement losses for 2009 are primarily related to the Company’s restructuring plans in the Philippines and the Republic of China (Taiwan). The settlement losses for 2008 are primarily related to the Company’s restructuring plans in the Republic of China (Taiwan). See Note 4.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.50%	4.50%	5.75%	5.19%
Rate of compensation increase	0.00%	2.19%	0.00%	2.34%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	5.19%	6.25%	5.27%
Rate of compensation increase	0.00%	2.34%	0.00%	2.42%
Expected return on plan assets	8.50%	4.89%	8.50%	5.17%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company’s U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The target allocation has historically been approximately 60% invested in equity securities and 40% invested in fixed income securities. The Company’s non-U.S. defined benefit plan investments are based on local laws and customs. Most plans invest in cash and local government fixed income securities, although plans in certain countries have investments in equity securities. The plans do not invest in securities of Vishay or its subsidiaries. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Plan assets are comprised of:

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Equity securities	63%	24%	58%	22%
Fixed income securities	36%	26%	42%	34%
Cash and cash equivalents	1%	50%	0%	44%
Total	100%	100%	100%	100%

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2011	$16,900	$11,258
2012	17,559	11,754
2013	23,664	12,523
2014	20,406	13,736
2015	20,757	13,595
2016-2020	104,836	79,687

The Company anticipates making contributions to U.S. defined benefit pension plans of between $12 million and $16 million in 2011.

The Company’s anticipated 2011 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

In 2004, the Company entered into formal employment agreements with six of its executives. These employment agreements provide medical benefits for these executives and their surviving spouses for life, up to a $15,000 annual premium value per person. The Company subsequently entered into similar agreements with additional executives. These benefits are fully vested, and accordingly, the obligations represented prior service costs which will be amortized over the average remaining expected services period for these executives.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$13,617	$5,841	$12,941	$7,405
Service cost	95	255	113	330
Interest cost	640	291	810	391
Spin-off of VPG	(2,493)	-	-	-
Actuarial (gains) losses	(148)	778	946	(829)
Benefits paid	(1,078)	(854)	(1,193)	(1,502)
Currency translation	-	(510)	-	46
Benefit obligation at end of year	$10,633	$5,801	$13,617	$5,841

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(10,633)	$(5,801)	$(13,617)	$(5,841)

Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Accrued benefit liability	$(10,633)	$(5,801)	$(13,617)	$(5,841)
Accumulated other comprehensive income	(5,516)	-	(5,506)	-
	$(16,149)	$(5,801)	$(19,123)	$(5,841)

Actuarial items consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial gain	$(3,299)	$-	$(2,977)	$-
Unamortized prior service (credit) cost	(2,296)	-	(2,737)	-
Unrecognized net transition obligation	79	-	208	-
	$(5,516)	$-	$(5,506)	$-

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost (in thousands):

	Years ended December 31,
	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$95	$255	$113	$330	$180	$389
Interest cost	640	291	810	391	1,012	408
Amortization of actuarial
gains	(244)	-	(300)	-	(270)	-
Amortization of
prior service cost	(434)	-	(441)	-	66	-
Amortization of
transition obligation	61	-	74	-	193	-
Net periodic benefit cost	$118	$546	$256	$721	$1,181	$797

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are not material and approximate the amounts amortized in 2010.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.50%	4.80%	5.75%	5.50%
Rate of compensation increase	0.00%	3.00%	0.00%	3.46%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.75%	5.50%	6.25%	5.62%
Rate of compensation increase	0.00%	3.46%	0.00%	3.41%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	U.S.	Non-U.S.
	Plans	Plans
2011	$1,175	$310
2012	1,145	226
2013	1,127	274
2014	1,105	374
2015	1,128	448
2016-2020	5,161	3,181

As the plans are unfunded, the Company’s anticipated contributions for 2011 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date. At December 31, 2010 and 2009, the consolidated balance sheets include $8,443,000 and $11,228,000, respectively, within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the Company match for affected employees was increased. The Company’s matching expense for the plans was $5,399,000, $5,004,000, and $3,250,000 for the years ended December 31, 2010, 2009, and 2008, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2010 and 2009 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2010, 2009, and 2008, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2010 and 2009 were approximately $11 million and $12 million, respectively. Effective July 6, 2010, $2.5 million of these assets were transferred to VPG equal to the deferred compensation liabilities of employees of VPG, which were retained by VPG. Assets held in trust are intended to approximate the Company’s liability under this plan.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions. The liabilities recorded for these obligations total $9,222,000 and $12,283,000 as of December 31, 2010 and 2009, respectively. Of these amounts, $2,126,000 and $2,982,000 are included in accrued liabilities as of December 31, 2010 and 2009, respectively, with the remaining amounts included in other noncurrent liabilities.

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

The following table summarizes share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2010	2009	2008
Stock options	$619	$827	$1,322
Restricted stock units	1,849	869	1,413
Phantom stock units	175	74	421
Restricted stock	-	-	28
Total	$2,643	$1,770	$3,184

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2010 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$627	1.8
Restricted stock units	4,156	2.0
Phantom stock units	-	0.0
Total	$4,783

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

At December 31, 2010, the Company has reserved 1,925,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2010, 389,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

On November 2, 2001, Vishay acquired General Semiconductor, Inc., which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock on the date of the acquisition. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. At December 31, 2010, 671,000 options related to this plan remain outstanding and may be exercised in future periods. No additional options may be granted from this plan.

As a consequence of the spin-off of VPG on July 6, 2010, the exercise price of all stock options was reduced 9.48% and 259,000 make-up options were granted to reflect the loss of value to the option holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, approximately 102,000 stock options that were held by VPG employees expired.

Note 12 – Share-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	2,728	$19.84	3,904	$18.55	4,691	$18.09
Granted	-	-	-	-	36	8.76
Exercised	-	-	-	-	(110)	5.60
Cancelled or forfeited	(1,733)	20.35	(1,176)	15.55	(713)	17.01
Adjustment due to VPG spin-off*	259	-	-	-	-	-
End of year*	1,254	$15.04	2,728	$19.84	3,904	$18.55

Vested and
expected to vest*	1,254		2,728		3,904

Exercisable:
End of year*	1,001		2,400		3,457
____________________

* The weighted average exercise price of the stock options included in the line item “Adjustment due to VPG spin-off” is equal to the weighted average exercise price of such stock options prior to the spin-off, as reduced by the spin-off adjustment. The weighted average exercise price of stock options outstanding, vested and expected to vest, and exercisable as of December 31, 2010 also reflects the decrease in the exercise price as a result of the spin-off adjustment.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2010 (number of options in thousands, contractual life in years):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Ranges of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$7.89	33	7.63	$7.89	11	$7.89
$11.54 - $12.87	16	3.59	12.21	14	12.28
$12.90	28	6.16	12.90	14	12.90
$14.13 - $14.57	81	3.73	14.36	60	14.41
$14.86	679	0.56	14.86	679	14.86
$14.95 - $15.88	11	0.21	15.45	11	15.45
$16.29	387	6.39	16.29	193	16.29
$16.38 - $17.93	19	0.16	16.83	19	16.83
Total	1,254	2.90	$15.04	1,001	$15.01

The weighted-average remaining contractual life of all exercisable options is 1.95 years.

Note 12 – Share-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2010 or 2009 other than the replacement options. The following weighted-average assumptions were incorporated into the model used to value the options granted in 2008:

2008
Grants
Expected dividend yield	0.0%
Risk-free interest rate	3.5%
Expected volatility	58.3%
Expected life (in years)	7.2

The expected life of the options was estimated based on historical experience for a group of employees similar to the respective grantees. The expected volatility was estimated based on historical volatility over a period equal to the expected life of the options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2010 of $14.68 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 is $341,000. This amount changes based on changes in the market value of the Company’s common stock. No options were exercised during the years ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $0.1 million.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	Options	Fair Value	Options	Fair Value	Options	Fair Value
Unvested:
Beginning of year	328	$9.93	447	$9.64	574	$9.76
Granted	-	-	-	-	36	4.93
Vested	(81)	9.24	(93)	8.96	(98)	8.20
Forfeited	(19)	7.95	(26)	8.47	(65)	10.24
Adjustment due to VPG spin-off*	25	-	-	-	-	-
End of year*	253	$9.33	328	$9.93	447	$9.64
____________________

* The weighted average grant date fair value of the stock options included in the line item “Adjustment due to VPG spin-off” is equal to the weighted average grant date fair value of such stock options prior to the spin-off, as reduced by the spin-off adjustment. The weighted average grant date fair value of stock options outstanding as of December 31, 2010 also reflects the decrease in the grant date fair value as a result of the spin-off adjustment.

Note 12 – Share-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

As a consequence of the spin-off of VPG on July 6, 2010, approximately 60,000 make-up RSUs were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, approximately 5,000 RSUs that were held by VPG employees expired. RSU activity for the years ended December 31, 2010, 2009, and 2008 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value
Outstanding:
Beginning of year	155	$9.14	197	$9.88	-	$-
Granted	509	10.87	36	5.20	480	9.88
Vested	(76)	9.68	(78)	9.20	(76)	9.88
Cancelled or forfeited	(14)	8.83	-	-	(207)	9.88
Adjustment due to VPG spin-off*	60	-	-	-	-	-
End of year	634	$9.61	155	$9.14	197	$9.88
____________________

* The weighted average grant date fair value per unit included in the line item “Adjustment due to VPG spin-off” is equal to the weighted average grant date fair value per unit of such RSUs prior to the spin-off, as reduced by the spin-off adjustment. The weighted average grant date fair value per unit of RSUs outstanding as of December 31, 2010 also reflects the decrease in the grant date fair value as a result of the spin-off adjustment.

The Company recognizes compensation cost for RSUs that are expected to vest. Of the 560,800 (as adjusted for the VPG spin-off) RSUs granted in the year ended December 31, 2010, 323,700 contain performance-based vesting criteria. The performance vesting criteria of the 323,700 RSUs that contain performance-based vesting criteria have been adjusted by 10% to reflect the absence of VPG within Vishay’s consolidated results. The Company expects all performance-based vesting criteria to be achieved.

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

Note 12 – Share-Based Compensation (continued)

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. During the years ended December 31, 2010 and 2009, the Company had such employment arrangements with four of its executives. During the year ended December 31, 2008, the Company had such employment arrangements with five of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

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

As a consequence of the spin-off of VPG on July 6, 2010, approximately 15,000 make-up phantom stock units were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, 38,667 phantom stock units held by a VPG employee were adjusted and redeemed as common stock on December 7, 2010. The following table summarizes the Company’s phantom stock units activity for the years ended December 31, 2010, 2009, and 2008 (number of phantom stock units in thousands):

	Years ended December 31,
	2010		2009		2008
	Number	Grant-	Number	Grant-	Number	Grant-
	of	date	of	date	of	date
	Phantom	Fair Value	Phantom	Fair Value	Phantom	fair value
	Stock Units	per Unit	Stock Units	per Unit	Stock Units	per Unit
Outstanding:
Beginning of year	120		100		100
Granted	20	$8.76	20	$3.70	25	$11.42
Redeemed for common stock	(39)		-		(25)
Adjustment due to VPG spin-off	15		-		-
End of year	116		120		100

Available for
future grants	110		145		165

Note 12 – Share-Based Compensation (continued)

Employee Stock Plans

The Company had employee stock plans which had 305,126 shares of common stock available for issuance at December 31, 2009. The employee stock plans expired in 2010. Employee stock grants were restricted at the date of grant and vested over periods of three to five years. Restrictions imposed upon the grantee were at the discretion of the Compensation Committee of the Board of Directors. Most grants were only subject to a vesting condition.

There were zero unvested shares of restricted stock outstanding at December 31, 2010 and 2009, and 4,000 unvested shares of restricted stock outstanding at December 31, 2008. No restricted stock was granted during the years ended December 31, 2010, 2009, and 2008 pursuant to these plans. No shares of restricted stock were forfeited during the years ended December 31, 2010, 2009, or 2008.

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $28,194,000, $29,631,000, and $32,664,000 for the years ended December 31, 2010, 2009, and 2008, respectively. VPG accounted for $1.8 million, $3.6 million, and $3.9 million of rental expense for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2011	$21,490
2012	18,077
2013	14,263
2014	12,998
2015	11,206
Thereafter	18,981

The Company also has capital lease obligations of $69,000 at December 31, 2010.

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

The Company has accrued environmental liabilities of $13.1 million as of December 31, 2010 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $11.3 million at December 31, 2010 for other environmental matters. The liabilities recorded for these matters total $24.4 million, of which $8.2 million is included in other accrued liabilities on the consolidated balance sheet, and $16.2 million is included in other noncurrent liabilities on the consolidated balance sheet.

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

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor (the “2004 Tower agreement”), pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor. Pursuant to the 2004 Tower agreement, Siliconix was required to place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period. The 2004 Tower agreement specified minimum quantities per month and a fixed quantity for the term of the agreement. Siliconix was required to pay for any short-fall in minimum order quantities specified under the agreement through the payment of penalties equal to unavoidable fixed costs.

In March 2008, Siliconix and Tower entered into an amended and restated foundry agreement (the “2008 Tower agreement”). Pursuant to the 2008 Tower agreement, Tower continued to manufacture wafers covered by the 2004 Tower agreement, but at lower quantities and at lower prices, through 2009. Tower also manufactures wafers for other product lines acquired as part of the PCS acquisition through 2012. Siliconix must pay for any short-fall in the reduced minimum order quantities specified under the 2008 Tower agreement through the payment of penalties equal to unavoidable fixed costs.

The foundry agreement with Tower was further amended in March 2009, further reducing the quantity of commitments. As consideration, Siliconix paid $3,000,000 to Tower, which was recorded as a component of cost of products sold. A portion of this payment would be refunded if orders exceed the minimum order commitment. As of December 31, 2010, Siliconix has been refunded the full amount of this payment, which has been recorded as a reduction of costs of products sold. In 2010, Siliconix amended its agreement with Tower to extend through the second quarter of 2015.

Management estimates its purchase commitments under the 2008 Tower agreement as follows (in thousands):

2011	$23,318
2012	22,300
2013	6,804
2014	6,588
2015	3,294

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be different than the commitments disclosed above. Actual purchases from Tower during the year ended December 31, 2010 were approximately $41.8 million.

Note 13 – Commitments and Contingencies (continued)

Other Purchase Commitments

Certain metals used in the manufacture of the Company’s products are traded on active markets, and can be subject to significant price volatility. Our policy is to enter into short-term commitments to purchase defined portions of annual consumption of these metals if market prices decline below budget. For much of 2008, these metals were trading near all-time record-high prices. During the fourth quarter of 2008, as metals prices declined significantly from these record-high prices, the Company entered into commitments to purchase a portion of its estimated 2009 metals needs, principally for copper and palladium. After entering into these commitments, the market prices for these metals continued to decline. As a result, the Company recorded losses on these adverse purchase commitments during the fourth quarter of 2008. These losses, which aggregate to $6,024,000, are recorded on a separate line in the accompanying consolidated statement of operations.

The Company has various other purchase commitments incidental to the ordinary conduct of business. Such commitments are at prices which are not in excess of current market prices.

Product Quality Claims

The Company is a party to various product quality claims in the normal course of business. The Company provides warranties for its products which offer replacement of defective products. Annual warranty expenses are generally not significant. The Company periodically receives claims which arise from consequential damages which result from a customer’s installation of an alleged defective Vishay component into the customer’s product. Although not covered by its stated warranty, Vishay may occasionally reimburse the customer for these consequential damages in limited circumstances.

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

Note 13 – Commitments and Contingencies (continued)

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

Pursuant to the 2009 Agreement, Dr. Zandman’s right to the royalty payments has been terminated. Dr. Zandman received a payment of $10 million as of the effective date of the amended and restated agreement, and is entitled to receive five additional annual payments of $10 million each. The Company recognized compensation expense of $57.8 million during the second quarter of 2009, representing the present value of these payments. This amount is presented on a separate line in the accompanying consolidated statements of operations. The Company recognized no tax benefit associated with the executive employment agreement charge. At December 31, 2010, the Company had $28.9 million and $10.0 million accrued in other liabilities and other accrued expenses, respectively, for this liability.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2010 and 2009, the Company had no significant concentrations of credit risk.

Sources of Supplies

Many of the Company’s products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. The Company’s consolidated results of operations may be materially and adversely affected if the Company has difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. For periods in which the prices of these raw materials are rising, the Company may be unable to pass on the increased cost to the Company’s customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost of these raw materials which, depending on the extent of the difference between market price and its carrying cost, could have a material adverse effect on the Company’s net earnings.

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

Note 14 – Current Vulnerability Due to Certain Concentrations (continued)

Our minimum tantalum purchase commitments under the contracts with Cabot exceeded our production requirements for tantalum capacitors over the term of the contract. Tantalum powder and wire have an indefinite shelf life; therefore, we believe that we will eventually use all of the material in our inventory. At December 31, 2010 and 2009, the Company had tantalum with a book value of $0 and $13,032,000, respectively, classified as other assets, representing the value of quantities which were not expected to be used within one year.

Geographic Concentration

We have operations outside the United States, and, excluding VPG, approximately 77% of our revenues during 2010 were derived from sales to customers outside the United States. Some of our products are produced in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Our business has been in operation in Israel for 40 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Note 15 – Segment and Geographic Data

In preparation for the spin-off of VPG, which was completed on July 6, 2010, the Company realigned its reportable business segments structure in the second fiscal quarter of 2010 to be consistent with changes made to its management reporting. The changes made to management reporting included separating the former Semiconductors reporting segment into MOSFETs, Diodes, and Optoelectronic Components and separating the former Passive components reporting segment into Resistors and Inductors, Capacitors, and Vishay Precision Group (“VPG”). The changes were necessary due to the former Passive components segment no longer being comparable after the completion of the spin-off of VPG, the need for discrete information regarding VPG, and the increased interest of management and outside investors in more discrete financial information. Effective beginning in the second fiscal quarter of 2010, the chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on this new segment structure. Following the completion of the spin-off in the third fiscal quarter, the Company has five reporting segments.

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

The Company has also disclosed certain additional items not used to evaluate segment performance. In some cases, the items are regularly provided to the chief operating decision maker and are required to be disclosed by GAAP. Additionally, the additional segment disclosures may provide insight to the Company’s future profitability by reportable segment.

Note 15 – Segment and Geographic Data

Results for years ended December 31, 2009 and 2008 have been adjusted to reflect the new reporting segment structure. The following tables set forth business segment information (in thousands):

			Optoelectronic	Resistors &		Vishay Precision
	MOSFETs	Diodes	Components	Inductors	Capacitors	Group	Corporate / Other	Total
Year ended December 31, 2010:
Product sales	$626,498	$596,354	$226,402	$622,819	$546,149	$101,089	$-	$2,719,311
Royalty revenues	200	-	96	5,485	-	-	-	5,781
Total revenue	$626,698	$596,354	$226,498	$628,304	$546,149	$101,089	$-	$2,725,092

Gross Margin	$189,209	$138,308	$75,804	$222,785	$144,349	$37,030	$-	$807,485

Depreciation expense	$51,865	$39,035	$12,282	$30,142	$31,551	$3,391	$1,458	$169,724
Interest expense (income)	-	-	-	933	762	33	9,308	$11,036
Capital expenditures	55,457	30,879	13,066	27,874	17,132	918	87	$145,413

Total Assets as of December 31, 2010:	$745,641	$685,490	$163,584	$602,466	$652,742	$-	$116,170	$2,966,093

Year ended December 31, 2009:
Product sales	$427,110	$410,415	$167,317	$438,600	$420,890	$171,991	$-	$2,036,323
Royalty revenues	71	-	13	5,626	-	-	-	$5,710
Total revenue	$427,181	$410,415	$167,330	$444,226	$420,890	$171,991	$-	$2,042,033

Gross Margin	$57,280	$51,361	$37,180	$109,093	$80,533	$52,714	$-	$388,161

Depreciation expense	$58,762	$38,638	$14,757	$38,392	$46,684	$8,446	$330	$206,009
Interest expense (income)	23	93	172	(27)	934	69	9,057	$10,321
Capital expenditures	10,309	12,474	3,453	11,126	10,567	2,181	230	$50,340

Total Assets as of December 31, 2009:	$566,952	$522,080	$132,065	$572,076	$668,271	$209,779	$48,323	$2,719,546

Year ended December 31, 2008:
Product sales	$645,712	$577,614	$235,317	$602,665	$516,207	$241,700	$-	$2,819,215
Royalty revenues	2,162	-	21	813	-	-	-	$2,996
Total revenue	$647,874	$577,614	$235,338	$603,478	$516,207	$241,700	$-	$2,822,211

Gross Margin	$137,931	$100,390	$57,317	$146,999	$74,421	$79,909	$-	$596,967

Depreciation expense	$55,344	$37,871	$16,238	$38,612	$43,025	$8,410	$347	$199,847
Interest expense	79	218	265	103	1,516	57	36,430	$38,668
Capital expenditures	45,653	33,185	13,719	28,559	23,425	7,391	62	$151,994

Total Assets as of December 31, 2008:	$605,335	$550,196	$146,432	$545,247	$665,756	$254,863	$48,131	$2,815,960

Note 15 – Segment and Geographic Data

	Years ended December 31,
	2010	2009	2008
Operating margin reconciliation:
MOSFETs	$152,794	$25,434	$88,310
Diodes	115,168	31,275	72,162
Optoelectronic Components	64,088	24,441	41,927
Resistors & Inductors	195,730	85,406	119,649
Capacitors	121,714	60,480	46,307
Vishay Precision Group	18,949	22,510	40,570
Unallocated Selling, General, and Administrative Expenses	(250,505)	(220,547)	(261,323)
Restructuring and severance Costs	-	(37,874)	(62,537)
Asset write-downs	-	(681)	(5,073)
Goodwill impairment	-	-	(1,696,174)
Indefinite-lived intangible impairment	-	-	(27,000)
Loss on purchase commitments	-	-	(6,024)
Gain on sale of building	-	-	4,510
Terminated tender offer costs	-	-	(4,000)
Settlement agreement gain	-	28,195	-
Executive employment agreement charge	-	(57,824)	-
Consolidated Operating Income (Loss)	$417,938	$(39,185)	$(1,648,696)

Restructuring and severance costs:
MOSFETs	$-	$8,017	$9,879
Diodes	-	4,707	7,866
Optoelectronic Components	-	2,755	6,360
Resistors & Inductors	-	9,374	18,803
Capacitors	-	5,353	7,546
Vishay Precision Group	-	2,048	6,349
Unallocated Selling, General, and Administrative Expenses	-	5,620	5,734
	$-	$37,874	$62,537

Asset write-downs:
Diodes	$-	$681	$613
Resistors & Inductors	-	-	4,460
	$-	$681	$5,073

Goodwill impairment:
MOSFETs	$-	$-	$594,951
Diodes	-	-	295,738
Optoelectronic Components	-	-	153,263
Resistors & Inductors	-	-	178,056
Capacitors	-	-	380,701
Vishay Precision Group	-	-	93,465
	$-	$-	$1,696,174

Indefinite-lived intangible impairment:
Diodes	$-	$-	$15,000
Resistors & Inductors	-	-	3,824
Capacitors	-	-	8,176
	$-	$-	$27,000

Note 15 – Segment and Geographic Data (continued)

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated financial statements for periods prior to the completion of the spin-off. Excluding the non-recurring costs of the spin-off incurred by Vishay, VPG contributed $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to Vishay’s 2010 results.

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

Net Revenues

	Years ended December 31,
	2010	2009	2008
United States	$345,267	$312,262	$446,510
Germany	726,235	544,364	775,394
Other Europe	217,099	195,212	313,331
Israel	292,025	212,483	254,361
Asia	1,144,466	777,712	1,032,615
	$2,725,092	$2,042,033	$2,822,211

Property and Equipment - Net

	December 31,
	2010	2009
United States	$141,309	$143,647
Germany	128,549	134,779
Czech Republic	58,545	65,987
Other Europe	96,313	116,692
Israel	121,070	157,572
People's Republic of China	181,043	192,346
Republic of China (Taiwan)	117,513	119,550
Other Asia	66,093	77,870
Other	1,679	1,813
	$912,114	$1,010,256

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (in thousands, except per share):

	Years ended December 31,
	2010	2009	2008
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$359,106	$(57,188)	$(1,684,393)
Loss from discontinued operations	-	-	(47,826)
Net earnings (loss)	$359,106	$(57,188)	$(1,732,219)

Adjustment to the numerator for continuing
operations and net earnings (loss):
Interest savings assuming conversion of
dilutive convertible and exchangeable
notes, net of tax	257	-	-

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations	$359,363	$(57,188)	$(1,684,393)
Loss from discontinued operations	-	-	(47,826)
Net earnings (loss)	$359,363	$(57,188)	$(1,732,219)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	183,618	186,605	186,403

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,313	-	-
Employee stock options	10	-	-
Other	286	-	-
Dilutive potential common shares	6,609	-	-

Denominator for diluted earnings (loss) per share -
adjusted weighted average shares	190,227	186,605	186,403

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.96	$(0.31)	$(9.04)
Discontinued operations	$-	$-	$(0.26)
Net earnings (loss)	$1.96	$(0.31)	$(9.29)

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.89	$(0.31)	$(9.04)
Discontinued operations	$-	$-	$(0.26)
Net earnings (loss)	$1.89	$(0.31)	$(9.29)
____________________

*	May not add due to rounding

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2010	2009	2008
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	51	87	13,906
Exchangeable Unsecured Notes, due 2102	-	6,176	6,176
Weighted average employee stock options	2,243	3,615	4,357
Weighted average warrants	8,824	8,824	8,824
Weighted average other	35	294	345

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events. While none of these events has occurred as of December 31, 2010, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible senior debentures, due 2040, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period. If the average market price is less than $13.88, no shares are included in the diluted earnings per share computation.

As described in Note 6, the Company purchased 99.6% of the outstanding convertible subordinated notes due 2023 pursuant to the option of the holders to require the Company to repurchase their notes on August 1, 2008. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010.

The Company waived its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock. Accordingly, the notes were included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price was less than $21.28, no shares were included in the diluted earnings per share computation. The convertible subordinated notes were anti-dilutive for the years ended December 31, 2010, 2009, and 2008 and therefore are not included in the computation of diluted earnings per share.

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Accounts receivable	$(89,261)	$29,055	$126,084
Inventories	(54,358)	79,415	(9,192)
Prepaid expenses and other current assets	(22,637)	43,549	(6,555)
Accounts payable	59,568	12,838	(67,301)
Other current liabilities	80,267	(55,060)	(72,833)
Net change in operating assets and liabilities	$(26,421)	$109,797	$(29,797)

Note 18 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
December 31, 2010
Assets held in rabbi trusts	$25,585	$15,575	$10,010	$-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$142,808	142,808	-	-
Fixed income securities	$87,233	39,063	48,170	-
Real Estate Investment Trust securities	$6,339	6,339	-	-
Cash and cash equivalents	$2,143	2,143	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$7,751	7,751	-	-
Fixed income securities	$8,538	8,538	-	-
Cash and cash equivalents	$16,172	16,172	-	-
Derivative liability	$(319)	-	-	(319)
Available for sale securities	$5,736	5,736	-	-
	$301,986	$244,125	$58,180	$(319)

December 31, 2009
Assets held in rabbi trusts	$27,462	$7,389	$20,073	$-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$118,685	118,685	-	-
Fixed income securities	$90,564	58,121	32,443	-
Real Estate Investment Trust securities	$7,392	7,392	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$7,506	7,506	-	-
Fixed income securities	$11,922	11,922	-	-
Cash and cash equivalents	$15,334	15,334	-	-
Available for sale securities	$6,130	6,130	-	-
	$284,995	$232,479	$52,516	$-

Note 18 – Fair Value Measurements (continued)

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

Equity securities held by the U.S. defined benefit retirement plans consist of various mutual funds and exchange traded funds that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the mutual funds and exchange traded funds securities is considered a Level 1 measurement within the fair value hierarchy.

Fixed income securities held by the U.S. defined benefit retirement plans consist of exchange traded funds, investments in a group annuity contract, and a short-term investment fund. The exchange traded funds are valued based on quoted market prices on the last business day of the year. The fair value measurement of the exchange traded funds securities is considered a Level 1 measurement within the fair value hierarchy. The group annuity contract consists of a general asset account and a pooled separate account. Units of the general asset account are valued based on a discounted cash flow model using the current yields of similar instruments with comparable durations and similar credit risk. The pooled separate accounts are valued based on the value of the underlying bond funds, which are valued at quoted market prices on the last business day of the year, with adjustments made to reflect the nature of how the investment is held. The fair value measurement of the group annuity contract is considered a Level 2 measurement within the fair value hierarchy. The short-term investment fund strictly invests in short-term investments, including commercial paper, certificates of deposit, U.S. government agency and instrumentality obligations, U.S. government obligations, corporate notes, and funding agreements. The maturity date of all investments held by the short-term investment fund is within one year from the financial statement date. There are no redemption restrictions on the plan’s investment. The fair value of the short-term investment fund has been estimated using the net asset value per share of the investment. The fair value measurement of the short-term investment fund is considered a Level 2 measurement within the fair value hierarchy.

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

Note 18 – Fair Value Measurements (continued)

The Company holds available for sale investments in debt securities that are intended to fund a portion of its other postretirement benefit obligations outside of the U.S. The investments are valued based on quoted market prices on the last business day of the year. The fair value measurement of the investments is considered a Level 1 measurement within the fair value hierarchy.

The convertible senior debentures, due 2040, issued by the Company on November 9, 2010 contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period. The Company uses a derivative valuation model to derive the value of the embedded derivative features. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility and the debenture’s credit spread over London Interbank Offered Rate (LIBOR). The inputs are based on observable market data. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liability, at December 31, 2010 and 2009 is approximately $624.8 million and $280.6 million, respectively, compared to its carrying value, excluding the derivative liability, of $431.4 million and $336.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 19 – Summary of Quarterly Financial Information (Unaudited)

	2010				2009
(in thousands, except per share)	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$640,460	$701,655	$694,365	$688,612	$449,511	$460,258	$525,304	$606,960
Gross profit	167,013	210,593	218,378	211,501	68,024	78,774	104,367	136,996
Operating income (loss)	65,125	101,327	130,903	120,583	(38,363)	(46,697)	11,222	34,653
Net earnings (loss)	45,639	76,965	90,152	147,537	(29,054)	(58,709)	2,509	28,739
Net earnings (loss) attributable to
noncontrolling interests	219	306	353	309	73	156	186	258
Net earnings (loss) attributable to
Vishay stockholders	45,420	76,659	89,799	147,228	(29,127)	(58,865)	2,323	28,481

Per Share data:
Basic earnings (loss) per share
attributable to Vishay stockholders (a)	$0.24	$0.41	$0.48	$0.84	$(0.16)	$(0.32)	$0.01	$0.15

Diluted earnings (loss) per share
attributable to Vishay stockholders (a)	$0.24	$0.40	$0.47	$0.81	$(0.16)	$(0.32)	$0.01	$0.15

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$-	$-	$-	$-	$(18,933)	$(12,090)	$(3,478)	$(3,373)
Asset write-downs	-	-	-	-	-	-	-	(681)
Settlement agreement gain	-	-	-	-	-	28,195	-	-

Executive employment agreement charge	-	-	-	-	-	(57,824)	-	-

One time tax benefit	$-	$-	$-	$59,484	$-	$-	$-	$-

Quarter end date (b)	April 3	July 3	Oct. 2	Dec. 31	Mar. 28	June 27	Sept. 26	Dec. 31
____________________

(a)	May not add due to differences in weighted average share counts.

(b)
The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.