Form 10-Q
period 2011-04-02
VISHAY INTERTECHNOLOGY INC
filed 2011-05-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	April 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 29, 2011, the registrant had 152,043,447 shares of its common stock and 13,452,549 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
APRIL 2, 2011
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – April 2, 2011 and December 31, 2010	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended April 2, 2011 and
		April 3, 2010	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Three Fiscal Months Ended April 2, 2011 and
		April 3, 2010	7

		Consolidated Condensed Statement of Equity
		(Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	45

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 3.	Defaults Upon Senior Securities	46

	Item 4.	Removed and Reserved	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	46

		SIGNATURES	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	April 2,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$668,551	$897,338
Short-term investments	339,449	-
Accounts receivable, net	339,263	330,556
Inventories:
Finished goods	118,264	109,762
Work in process	190,859	178,844
Raw materials	151,264	139,216
Total inventories	460,387	427,822

Deferred income taxes	33,341	31,903
Prepaid expenses and other current assets	114,951	106,885
Total current assets	1,955,942	1,794,504

Property and equipment, at cost:
Land	94,600	93,020
Buildings and improvements	496,500	477,518
Machinery and equipment	2,085,332	2,025,793
Construction in progress	62,276	75,051
Allowance for depreciation	(1,826,000)	(1,759,268)
	912,708	912,114

Intangible assets, net	110,551	113,830

Other assets	139,310	145,645
Total assets	$3,118,511	$2,966,093

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	April 2,	December 31,
	2011	2010
Liabilities and equity
Current liabilities:
Notes payable to banks	$511	$23
Trade accounts payable	166,746	167,795
Payroll and related expenses	113,072	122,234
Other accrued expenses	183,568	186,049
Income taxes	73,883	51,060
Total current liabilities	537,780	527,161

Long-term debt less current portion	431,997	431,682
Deferred income taxes	82,171	82,043
Deferred grant income	2,607	2,788
Other liabilities	136,968	134,152
Accrued pension and other postretirement costs	297,955	291,117
Total liabilities	1,489,478	1,468,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	15,197	15,061
Class B convertible common stock	1,345	1,435
Capital in excess of par value	2,165,438	2,156,981
(Accumulated deficit) retained earnings	(666,950)	(742,237)
Accumulated other comprehensive income (loss)	108,764	60,491
Total Vishay stockholders' equity	1,623,794	1,491,731
Noncontrolling interests	5,239	5,419
Total equity	1,629,033	1,497,150
Total liabilities and equity	$3,118,511	$2,966,093

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 2,	April 3,
	2011	2010
Net revenues	$695,151	$640,460
Costs of products sold	480,488	473,447
Gross profit	214,663	167,013

Selling, general, and administrative expenses	92,465	101,888
Operating income	122,198	65,125

Other income (expense):
Interest expense	(4,054)	(2,434)
Other	(507)	44
	(4,561)	(2,390)

Income before taxes	117,637	62,735

Income tax expense	42,030	17,096

Net earnings	75,607	45,639

Less: net earnings attributable to noncontrolling interests	320	219
Net earnings attributable to Vishay stockholders	$75,287	$45,420

Basic earnings per share attributable to Vishay stockholders	$0.46	$0.24

Diluted earnings per share attributable to Vishay stockholders	$0.43	$0.24

Weighted average shares outstanding - basic	165,186	186,641

Weighted average shares outstanding - diluted	175,661	193,067

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 2,	April 3,
	2011	2010
Continuing operating activities
Net earnings	$75,607	$45,639
Adjustments to reconcile net earnings (loss) to
net cash provided by continuing operating activities:
Depreciation and amortization	45,401	50,445
(Gain) loss on disposal of property and equipment	(959)	(68)
Accretion of interest on convertible debentures	376	-
Inventory write-offs for obsolescence	5,237	6,005
Deferred grant income	(147)	(156)
Other	25,222	5,186
Net change in operating assets and liabilities,
net of effects of businesses acquired or spun-off	(52,980)	(39,003)
Net cash provided by continuing operating activities	97,757	68,048

Continuing investing activities
Capital expenditures	(18,600)	(18,086)
Proceeds from sale of property and equipment	1,194	292
Purchase of short-term investments	(339,449)	-
Other investing activities	(6)	-
Net cash used in continuing investing activities	(356,861)	(17,794)

Continuing financing activities
Principal payments on long-term debt and capital leases	-	(1,614)
Net changes in short-term borrowings	489	9
Proceeds from stock options exercised	6,793	-
Excess tax benefit from stock options exercised	302	-
Distributions to noncontrolling interests	(500)	(516)
Net cash provided by (used in) continuing financing activities	7,084	(2,121)
Effect of exchange rate changes on cash and cash equivalents	23,233	(14,138)
Net (decrease) increase in cash and cash equivalents
from continuing activities	(228,787)	33,995

Net cash used in discontinued operating activities	-	(82)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	-	(82)

Net (decrease) increase in cash and cash equivalents	(228,787)	33,913

Cash and cash equivalents at beginning of period	897,338	579,189
Cash and cash equivalents at end of period	$668,551	$613,102

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2011	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150
Net earnings	-	-	-	75,287	-	75,287	320	75,607
Other comprehensive income	-	-	-	-	48,273	48,273	-	48,273
Comprehensive income						123,560	320	123,880
Distributions to noncontrolling interests	-	-	-	-	-	-	(500)	(500)
Phantom and restricted stock issuances (5,000 shares)	1	-	(1)	-	-	-	-	-
Stock compensation expense	-	-	1,408	-	-	1,408	-	1,408
Stock options exercised (452,628 shares)	45	-	6,748	-	-	6,793	-	6,793
Tax effects of stock plan	-	-	302	-	-	302	-	302
Conversions from Class B to common stock (900,290 shares)	90	(90)	-	-	-	-	-	-
Balance at April 2, 2011	$15,197	$1,345	$2,165,438	$(666,950)	$108,764	$1,623,794	$5,239	$1,629,033

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three fiscal months ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The four fiscal quarters in 2011 end on April 2, 2011, July 2, 2011, October 1, 2011, and December 31, 2011. The four fiscal quarters in 2010 ended on April 3, 2010, July 3, 2010, October 2, 2010, and December 31, 2010, respectively.

On July 6, 2010, Vishay completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to Vishay’s stockholders. Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the balances reported in these consolidated condensed financial statements for periods prior to the completion of the spin-off.

In preparation for the spin-off of VPG, the Company realigned its reportable business segments structure in the second fiscal quarter of 2010 to be consistent with changes made to its management reporting. Segment results for the fiscal quarter ended April 3, 2010 have been adjusted to reflect the new segment reporting structure. Refer to Note 8 for a description of the new segment reporting structure.

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers in and out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, (iv) and clarifies existing input and valuation technique disclosure requirements. The updated guidance was effective for the Company for interim and annual periods beginning after January 1, 2010, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after January 1, 2011. Vishay adopted the then-effective aspects of the guidance on January 1, 2010 and adopted the remaining guidance on January 1, 2011. The adoption of the guidance had no effect on the Company’s financial position, results of operations, or liquidity.

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

Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the amounts reported in these consolidated condensed financial statements for periods prior to the completion of the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 8 for further information on the effect that VPG had on Vishay’s consolidated results.

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

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended April 2, 2011 and April 3, 2010 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010. Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10.0 million was recorded in the consolidated condensed statement of operations during the three fiscal months ended April 2, 2011.

During the three fiscal months ended April 2, 2011, the liabilities for unrecognized tax benefits increased by $2.2 million on a net basis, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 2,	December 31,
	2011	2010
Credit facility	$240,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	96,955	96,640
	431,997	431,682
Less current portion	-	-
	$431,997	$431,682

Convertible Senior Debentures, due 2040

On November 9, 2010, Vishay issued $275 million principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors. GAAP requires an issuer to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company’s consolidated condensed balance sheets as follows (in thousands):

	April 2,	December 31,
	2011	2010
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(178,303)	(178,679)
Embedded derivative	258	319
Carrying value of liability component	$96,955	$96,640

Equity component - net carrying value	$110,094	$110,094

Interest is payable on the debentures semi-annually at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 8.00% based on the Company’s estimated nonconvertible debt borrowing rate at the time of issuance. In addition to ordinary interest, beginning on November 15, 2020, contingent interest will accrue in certain circumstances relating to the trading price of the debentures and under certain other circumstances.

Interest expense related to the debentures is reflected on the consolidated condensed statement of operations as follows (in thousands):

Fiscal quarter ended
April 2, 2011
Contractual coupon interest	$1,547
Non-cash amortization of debt discount	376
Non-cash amortization of deferred financing costs	22
Non-cash change in value of derivative liability	(61)
Total interest expense related to the debentures	$1,884

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net earnings	$75,607	$45,639
Other comprehensive income (loss):
Foreign currency translation
adjustment	45,728	(29,484)
Unrealized gain (loss) on available
for sale securities	611	395
Pension and other postretirement
adjustments	1,934	1,770
Total other comprehensive income (loss)	48,273	(27,319)
Comprehensive income	$123,880	$18,320
Less: Comprehensive income
attributable to noncontrolling interests	320	219
Comprehensive income attributable
to Vishay stockholders	$123,560	$18,101

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2011 and 2010 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	April 2, 2011		April 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$827	$-	$777
Interest cost	4,068	2,562	4,065	2,877
Expected return on plan assets	(4,653)	(391)	(4,401)	(466)
Amortization of transition obligation	-	14	-	-
Amortization of prior service cost	641	-	44	-
Amortization of losses	2,102	235	2,305	42
Net periodic benefit cost	$2,158	$3,247	$2,013	$3,230

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2011 and 2010 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	April 2, 2011		April 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$19	$67	$28	$67
Interest cost	146	69	195	76
Amortization of prior service (credit) cost	(110)	-	(110)	-
Amortization of transition obligation	12	-	19	-
Amortization of gains	(61)	-	(51)	-
Net periodic benefit cost	$6	$136	$81	$143

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

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Stock options	$120	$193
Restricted stock units	1,066	220
Phantom stock units	222	175
Total	$1,408	$588

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 2, 2011 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$507	1.7
Restricted stock units	9,731	2.1
Phantom stock units	-	0.0
Total	$10,238

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

On February 23, 2011, the Board of Directors of the Company amended and restated the 2007 Program. The amendment eliminated share recycling, so that on the exercise of an option where the exercise price is paid via the tender of previously-owned shares or pursuant to an “immaculate cashless exercise,” the total “gross” number of option shares exercised is removed from the pool of shares available for future issuance. Similarly, shares withheld to pay income taxes in connection with the exercise of an option are also removed from the pool. The amendment also restricts re-pricing and cash repurchases of options without the prior approval of stockholders.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, the Company has stock options outstanding under previous stockholder-approved stock option programs. These programs are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010. No additional options may be granted pursuant to these programs.

Option activity under the stock option plans as of April 2, 2011 and changes during the three fiscal months then ended are presented below (number of options in thousands, contractual life in years):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
January 1, 2011	1,254	$15.04
Granted	-	-
Exercised	(453)	14.88
Cancelled or forfeited	(34)	14.74
Outstanding at April 2, 2011	767	$15.15	3.25

Vested and expected to vest
at April 2, 2011	767	$15.15	3.25
Exercisable at April 2, 2011	519	$15.13	1.84

During the three fiscal months ended April 2, 2011, 5,000 options vested. At April 2, 2011, there are 248,000 unvested options outstanding, with a weighted average grant-date fair value of $9.37 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2011 of $18.08 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2011 is $2,249,000. This amount changes based on changes in the market value of the Company’s common stock. During the three fiscal months ended April 2, 2011, 453,000 options were exercised. The total intrinsic value of options exercised during the three fiscal months ended April 2, 2011 was approximately $1,337,000.

Restricted Stock Units

RSU activity under the 2007 Program as of April 2, 2011 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
January 1, 2011	634	$9.61
Granted	392	16.93
Vested	-	-
Cancelled or forfeited	-	-
Outstanding at April 2, 2011	1,026	$12.41

Expected to vest at April 2, 2011	1,026

The Company recognizes compensation cost for RSUs that are expected to vest. The Company expects all performance-based vesting criteria to be achieved. RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2013	324
January 1, 2014	215

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. Following the completion of the spin-off of VPG in 2010, the Company has such employment arrangements with three of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times.

Phantom stock units activity under the 2007 Program as of April 2, 2011 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
January 1, 2011	116
Granted	15	$14.78
Redeemed for common stock	-
Outstanding at April 2, 2011	131

Note 8 – Segment Information

In preparation for the spin-off of VPG, which was completed on July 6, 2010, the Company realigned its reportable business segments structure in the second fiscal quarter of 2010 to be consistent with changes made to its management reporting. The changes made to management reporting included separating the former Semiconductors reporting segment into MOSFETs, Diodes, and Optoelectronic Components and separating the former Passive Components reporting segment into Resistors & Inductors, Capacitors, and Vishay Precision Group. The changes were necessary due to the former Passive Components segment no longer being comparable after the completion of the spin-off of VPG, the need for discrete information regarding VPG, and the increased interest of management and outside investors in more discrete financial information. Effective beginning in the second fiscal quarter of 2010, the chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on this new segment structure. Following the completion of the spin-off in the third fiscal quarter of 2010, the Company has five reporting segments.

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

Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the amounts reported in these consolidated condensed financial statements for the three fiscal months ended April 3, 2010. Excluding the non-recurring costs of the spin-off incurred by Vishay, VPG contributed $3,630,000 of income before taxes, $1,776,000 of net earnings attributable to Vishay stockholders, and $0.01 per diluted share attributable to Vishay stockholders to Vishay’s results for the three fiscal months ended April 3, 2010.

Results for the fiscal quarter ended April 3, 2010 have been adjusted to reflect the new reporting segment structure. The following table sets forth business segment information (in thousands):

							Unallocated Selling,
							General, and
			Optoelectronic	Resistors &		Vishay Precision	Administrative
	MOSFETs	Diodes	Components	Inductors	Capacitors	Group	Expenses	Total
Fiscal quarter ended April 2, 2011:
Product Sales	$142,901	$159,417	$57,706	$171,919	$161,852	$-	$-	$693,795
Royalty Revenues	97	-	42	1,217	-	-	-	$1,356
Total Revenue	$142,998	$159,417	$57,748	$173,136	$161,852	$-	$-	$695,151
Gross Margin	$39,439	$39,140	$19,948	$61,158	$54,978	$-	$-	$214,663
Operating Income	$29,410	$32,800	$16,357	$54,104	$48,333	$-	$(58,806)	$122,198

Fiscal quarter ended April 3, 2010:
Product Sales	$127,624	$140,246	$58,396	$147,457	$117,331	$48,175	$-	$639,229
Royalty Revenues	-	-	33	1,198	-	-	-	$1,231
Total Revenue	$127,624	$140,246	$58,429	$148,655	$117,331	$48,175	$-	$640,460
Gross Margin	$27,018	$27,646	$19,656	$51,920	$23,725	$17,048	$-	$167,013
Operating Income	$18,290	$21,835	$16,661	$45,240	$17,762	$8,078	$(62,741)	$65,125

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (in thousands, except per share amounts):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Numerator:
Numerator for basic earnings per share:
Net earnings	$75,287	$45,420

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	47	43

Numerator for diluted earnings per share:
Net earnings	$75,334	$45,463

Denominator:
Denominator for basic earnings per share:
Weighted average shares	165,186	186,641

Effect of dilutive securities:
Convertible and exchangeable debt instruments	9,761	6,176
Employee stock options	240	5
Other	474	245
Dilutive potential common shares	10,475	6,426

Denominator for diluted earnings per share:
Adjusted weighted average shares	175,661	193,067

Basic earnings per share attributable to Vishay stockholders	$0.46	$0.24

Diluted earnings per share attributable to Vishay stockholders	$0.43	$0.24

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Convertible and exchangeable notes:
Convertible Subordinated Notes, due 2023	-	87
Weighted average employee stock options	5	2,676
Weighted average warrants	8,824	8,824
Weighted average other	36	85

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events. While none of these events has occurred as of April 2, 2011, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

The Company waived its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock. Accordingly, the notes were included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price was less than $21.28, no shares were included in the diluted earnings per share computation. The convertible subordinated notes were anti-dilutive for the fiscal quarter ended April 3, 2010 and therefore are not included in the computation of diluted earnings per share.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
April 2, 2011:
Assets held in rabbi trusts	$26,462	$15,297	$11,165	$-
Available for sale securities	$6,117	6,117	-	-
Derivative liability	$(258)	-	-	(258)
	$32,321	$21,414	$11,165	$(258)

December 31, 2010:
Assets held in rabbi trusts	$25,585	$15,575	$10,010	$-
Available for sale securities	$5,736	5,736	-	-
Derivative liability	$(319)	-	-	(319)
	$31,002	$21,311	$10,010	$(319)

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

The convertible senior debentures, due 2040, issued by the Company on November 9, 2010 contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period. Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated statements of operations. The Company uses a derivative valuation model to derive the value of the embedded derivative features. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debenture’s credit spread over London Interbank Offered Rate (LIBOR). The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liability, at April 3, 2011 and December 31, 2010 is approximately $719.7 million and $624.8 million, respectively, compared to its carrying value, excluding the derivative liability, of $431.7 million and $431.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

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

On July 6, 2010, we completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to our stockholders. Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date. Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the balances reported in the accompanying consolidated condensed financial statements for periods prior to the spin-off.

Prior to the completion of the spin-off of VPG, we operated in six product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, Capacitors, and Vishay Precision Group. Following the spin-off we operate in five product segments.

Since 1985, we have pursued a business strategy of growth through acquisitions and focused research and development. Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive electronic components. We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

We are focused on enhancing stockholder value by buying back our stock and improving earnings per share. In the fourth fiscal quarter of 2010, we completed the repurchase of 21.7 million shares of our common stock for $275 million. Should circumstances be advantageous, we would consider another stock buy-back.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions. Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets. For several years, we implemented aggressive cost reduction programs. We continue to monitor the current environment and its potential effects on our customers and the end markets that we serve. Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs. See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission ( the “SEC”) on February 25, 2011.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”) The improvement in economic conditions that we continue to experience has increased overall demand for our products and the effects of the cost reductions initiated in prior years has resulted in overall improvements in nearly all key financial metrics over the prior year period.

Net revenues for the fiscal quarter ended April 2, 2011 were $695.2 million, compared to $640.5 million for the fiscal quarter ended April 3, 2010. The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 2, 2011 were $75.3 million, or $0.43 per diluted share, compared to $45.4 million, or $0.24 per diluted share for the fiscal quarter ended April 3, 2010.

The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 2, 2011 includes a one-time tax expense of approximately $10 million, related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings and adjusted net earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations. There were no such reconciling items for the fiscal quarter ended April 3, 2010.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
GAAP net earnings attributable to Vishay stockholders	$75,287	$45,420

Reconciling items affecting tax expense:
One-time tax expense	$10,024	$-

Adjusted net earnings	$85,311	$45,420

Adjusted weighted average diluted shares outstanding	175,661	193,067

Adjusted earnings per diluted share *	$0.49	$0.24
____________________

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter ended April 2, 2011 represent the continuation of a favorable business environment with sales normalizing at pre-global economic recession levels and the effects of the cost reductions initiated in the prior years enabling us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume. Our results for the fiscal quarter ended April 3, 2010 represent the acceleration of the upturn of our business due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior years that enabled us to achieve higher earnings than before the beginning of the global economic recession despite lower sales volume.

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

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory for this same period. A higher level of inventory turnover reflects more efficient use of our capital.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2010 through the first fiscal quarter of 2011 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2010	2010	2010	2010	2011
Net revenues (1)	$640,460	$701,655	$694,365	$688,612	$695,151

Gross profit margin	26.1%	30.0%	31.5%	30.7%	30.9%

Operating margin	10.2%	14.4%	18.9%	17.5%	17.6%

End-of-period backlog (2)	$907,700	$987,900	$1,009,900	$880,700	$911,600

Book-to-bill ratio	1.46	1.15	1.04	0.83	1.01

Inventory turnover	4.22	4.35	4.55	4.43	4.35

Change in ASP vs. prior quarter	-0.5%	1.9%	2.0%	1.3%	-0.2%
____________________

(1) Net revenues include VPG through the second fiscal quarter of 2010. See “Financial Metrics by Segment” for further information on VPG net revenues.

(2) End-of-period backlog includes backlog attributable to VPG of $36.2 million and $38.4 million for the first and second fiscal quarters of 2010, respectively.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced the continuation of an excellent business environment in the first fiscal quarter of 2011 with results mirroring those of the fourth fiscal quarter of 2010. Better than anticipated order activity has led to an increase in the book-to-bill ratio and backlog, which remains at historically high levels after a phase of adjustment appears to have ended. After a period of increasing average selling prices in 2010, prices are stabilizing with typical pricing pressure for our established semiconductor products returning. Despite the slight decline in average selling prices versus the fourth fiscal quarter of 2010, average selling prices remain moderately higher versus the prior year period. The favorable pricing environment and continued high levels of overall market demand for electronic components allowed us to increase net revenues over the prior year period and the previous quarters, excluding VPG. Net revenues exclusive of VPG for the first and second fiscal quarters of 2010 were $592.3 and $648.7 million, respectively.

Due to the pre-crisis sales volume, favorable pricing environment, and continued low fixed costs resulting from the restructuring implemented in prior years and our on-going cost controlling initiatives, gross margins remained at historically high levels.

Due in part to the better than anticipated order activity, the book-to-bill ratio increased to 1.01 in the first fiscal quarter of 2011 from 0.83 in the fourth fiscal quarter of 2010. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.99 and 1.04, respectively, versus ratios of 0.71 and 0.97, respectively, during the fourth fiscal quarter of 2010. Due to a book-to-bill ratio over 1.0 and historically high backlogs, we expect our current revenue trends to continue.

For the second fiscal quarter of 2011, we anticipate revenues of between $695 million and $735 million at performance levels close to those of the first fiscal quarter of 2011.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2010 through the first fiscal quarter of 2011 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2010	2010	2010	2010	2011
MOSFETs
Net revenues	$127,624	$153,255	$181,965	$163,854	$142,998
Book-to-bill ratio	1.65	0.75	1.17	0.70	1.07
Gross profit margin	21.2%	30.6%	34.5%	32.0%	27.6%
Segment operating margin	14.3%	24.7%	29.6%	26.1%	20.6%
Diodes
Net revenues	$140,246	$151,026	$157,193	$147,889	$159,417
Book-to-bill ratio	1.63	1.35	0.91	0.88	1.00
Gross profit margin	19.7%	23.7%	25.5%	23.5%	24.6%
Segment operating margin	15.6%	19.9%	21.9%	19.5%	20.6%
Optoelectronic Components
Net revenues	$58,429	$57,684	$56,836	$53,549	$57,748
Book-to-bill ratio	1.25	1.26	0.86	0.99	1.13
Gross profit margin	33.6%	35.2%	33.9%	31.0%	34.5%
Segment operating margin	28.5%	30.3%	29.1%	25.1%	28.3%
Resistors & Inductors
Net revenues	$148,655	$153,430	$158,455	$167,764	$173,136
Book-to-bill ratio	1.26	1.22	1.01	0.84	0.94
Gross profit margin	34.9%	36.0%	35.3%	35.8%	35.3%
Segment operating margin	30.4%	31.6%	30.7%	31.8%	31.2%
Capacitors
Net revenues	$117,331	$133,346	$139,916	$155,556	$161,852
Book-to-bill ratio	1.54	1.31	1.11	0.85	1.00
Gross profit margin	20.2%	24.4%	28.9%	30.6%	34.0%
Segment operating margin	15.1%	20.3%	25.3%	26.6%	29.9%
Vishay Precision Group
Net revenues	$48,175	$52,914	n/a	n/a	n/a
Book-to-bill ratio	1.12	1.06	n/a	n/a	n/a
Gross profit margin	35.4%	37.8%	n/a	n/a	n/a
Segment operating margin	16.8%	20.5%	n/a	n/a	n/a
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

We did not announce or complete any acquisitions in 2010 or the first fiscal quarter of 2011. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

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

Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the balances reported in the accompanying consolidated condensed financial statements for periods prior to the spin-off. The product lines that comprise VPG are included in the VPG reporting segment. See Note 8 to our accompanying consolidated condensed financial statements for further information on the effect that VPG had on our consolidated results.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program. This percentage was 76.5% at the end of the first fiscal quarter of 2011 as compared to 76.5% and 74.6% at the end of 2010 and 2009, respectively, and 57% when this program began in 2001. We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

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

We have realized, and expect to continue to realize, significant annual net cost savings associated with our restructuring activities. Since the latter half of 2008, we drastically reduced our break-even point by approximately $450 million. While streamlining and reducing fixed overhead, we exercised caution so that we will not negatively impact our customer service or our ability to further develop products and processes. The risks associated with our cost reduction programs are further detailed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011.

We did not initiate any new restructuring projects in 2010 or the first fiscal quarter of 2011 and thus did not record any restructuring and severance expenses during the periods.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been stronger during the first fiscal quarter of 2011 compared to the first fiscal quarter of 2010, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the comparable prior year period. The dollar generally has been stable during the first fiscal quarter of 2011 sequentially compared to the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars having no material effect on reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first fiscal quarter of 2011 have been slightly unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Cost of products sold	69.1%	73.9%
Gross profit	30.9%	26.1%
Selling, general & administrative expenses	13.3%	15.9%
Operating income	17.6%	10.2%
Income before taxes and noncontrolling interest	16.9%	9.8%
Net earnings attributable to Vishay stockholders	10.8%	7.1%
__________
Effective tax rate	35.7%	27.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$695,151	$640,460
Change versus comparable prior year period	$54,691
Percentage change versus
comparable prior year period	8.5%

Changes in net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	11.0%
Increase in average selling prices	5.1%
Absence of VPG	-7.5%
Foreign currency effects	-0.4%
Other	0.3%
Net change	8.5%

The recovery of our business that we began experiencing in the second half of 2009 accelerated in the first fiscal quarter of 2010 due to increased overall demand for electronic components and the effects of the cost reductions initiated in the prior year that enabled us to achieve higher earnings than before the beginning of the global economic recession despite lower sales volume. Our results for the fiscal quarter ended April 2, 2011 represent the continuation of a favorable business environment with sales normalizing at pre-global economic recession levels and the effects of the cost reductions initiated in prior years enabling us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $21.0 million and $19.1 million for the three fiscal months ended April 2, 2011 and April 3, 2010 respectively, or 2.9% and 2.9% of gross sales, respectively. Actual credits issued under the programs during the three fiscal months ended April 2, 2011 and April 3, 2010 were $18.4 million and $13.8 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.4 million and $1.2 million for the three fiscal months ended April 2, 2011 and April 3, 2010, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended April 2, 2011 were 30.9%, versus 26.1% for the comparable prior year period. The gross profit margin for the three fiscal months ended April 3, 2010 was 25.3%, excluding VPG. The increase in gross profit margin reflects manufacturing efficiencies from higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior years.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$142,998	$127,624
Change versus comparable prior year period	$15,374
Percentage change versus
comparable prior year period	12.0%

Changes in MOSFETs segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	7.2%
Increase in average selling prices	4.4%
Foreign currency effects	-0.2%
Other	0.6%
Net change	12.0%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Gross profit margin	27.6%	21.2%

The increase in gross profit margin reflects higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior years. The gross profit margin decreased versus the fourth fiscal quarter of 2010 primarily due to seasonally weaker sales volume.

Following a phase of adjustment that began in the second half of 2010, the backlog increased substantially in the first fiscal quarter of 2011. After a period of increasing average selling prices in 2010, typical pricing pressure for our established MOSFETs products has returned. Despite the decline in average selling prices versus the fourth fiscal quarter of 2010, average selling prices remain moderately higher versus the first fiscal quarter of 2010. Based on a book-to-bill ratio of 1.07 and a high backlog, we expect an increase in segment net revenues in the second fiscal quarter of 2011.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$159,417	$140,246
Change versus comparable prior year period	$19,171
Percentage change versus
comparable prior year period	13.7%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	7.8%
Increase in average selling prices	5.3%
Foreign currency effects	-0.2%
Other	0.8%
Net change	13.7%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Gross profit margin	24.6%	19.7%

The increase in gross profit margin reflects higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior years.

Following a phase of adjustment that began in the second half of 2010, the backlog has stabilized on a high level in the first fiscal quarter of 2011. After a period of increasing average selling prices in 2010, typical pricing pressure for our established Diodes products has returned. Despite a modest decline in average selling prices versus the fourth fiscal quarter of 2010, average selling prices remain moderately higher versus the first fiscal quarter of 2010. Based on a book-to-bill ratio of 1.0 and a high backlog, we expect an increase in segment net revenues in the second fiscal quarter of 2011.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$57,748	$58,429
Change versus comparable prior year period	$(681)
Percentage change versus
comparable prior year period	-1.2%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Decrease in volume	-0.8%
Increase in average selling prices	0.1%
Foreign currency effects	-0.5%
Net change	-1.2%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Gross profit margin	34.5%	33.6%

The increase in gross profit margin reflects the effects of our fixed cost reduction programs initiated in prior periods, partially offset by modestly lower volume and foreign currency effects.

Due to a quarter of high order volume, the backlog continued to increase to a historically high level in the first fiscal quarter of 2011. After a period of increasing average selling prices in 2010, typical pricing pressure for our established Optoelectronic Components products has returned. Despite a decline in average selling prices versus the fourth fiscal quarter of 2010, average selling prices remain modestly higher versus the first fiscal quarter of 2010. Based on a book-to-bill ratio of 1.13 and a high backlog, we continue to expect strong segment net revenues in the second fiscal quarter of 2011.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$173,136	$148,655
Change versus comparable prior year period	$24,481
Percentage change versus
comparable prior year period	16.5%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	15.9%
Increase in average selling prices	0.4%
Foreign currency effects	-0.7%
Other	0.9%
Net change	16.5%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Gross profit margin	35.3%	34.9%

The increase in gross profit margin reflects significantly higher volume, the effects of our fixed cost reduction programs initiated in prior years, slightly higher average selling prices, and improved product mix, partially offset by foreign currency effects.

Although the backlog adjustment that began in the second half of 2010 continued in the first fiscal quarter of 2011, the backlog remains high. Average selling prices remain relatively stable versus the fourth and first fiscal quarters of 2010. Based on continued strong demand from the automotive and industrial markets and backlog that remains high, we continue to expect strong segment net revenues in the second fiscal quarter of 2011 despite a book-to-bill ratio of 0.94.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Net revenues	$161,852	$117,331
Change versus comparable prior year period	$44,521
Percentage change versus
comparable prior year period	37.9%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year
Quarter
Change attributable to:
Increase in volume	20.1%
Increase in average selling prices	13.3%
Foreign currency effects	-0.9%
Other	5.4%
Net change	37.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Gross profit margin	34.0%	20.2%

Significantly higher volume, selective increases in average selling prices, a favorable product mix, and the effects of our fixed cost reduction programs initiated in prior years, partially offset by foreign currency effects, have led to the highest gross margin results for the Capacitors segment in recent history.

The backlog for our Capacitors products remains stable at a historically high level. Continued strong demand, shortages of supply, and customer requested expedites have led to substantial price increases versus the fourth and first fiscal quarters of 2010. Based on continued strong demand from the automotive and industrial markets, a backlog that remains high, and a book-to-bill ratio of 1.0, we continue to expect strong segment net revenues in the second fiscal quarter of 2011.

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010. VPG net revenues and gross profit margin for the first fiscal quarter of 2010 that is included in our consolidated condensed results is as follows (dollars in thousands):

Fiscal quarter ended
April 3, 2010
Net revenues	$48,175
Gross profit margin	35.4%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Total SG&A expenses	$92,465	$101,888
as a percentage of revenues	13.3%	15.9%

VPG accounted for $15.3 million (including $2.1 million of costs associated with the spin-off) of SG&A expenses for the fiscal period ended April 3, 2010. The overall increase in SG&A expenses, excluding VPG, is primarily attributable to increases in earnings, which affects bonus programs. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost containment initiatives. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010
Amortization of intangible assets	$3,769	$5,529
Net (gain) loss on sales of assets	(959)	(68)
Costs associated with the VPG spin-off	-	2,100

Other Income (Expense)

Interest expense for the fiscal quarter ended April 2, 2011 increased by $1.6 million versus the comparable prior year period. The increase is primarily due to interest on the convertible senior debentures due 2040 that were issued on November 9, 2010.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 2, 2011	April 3, 2010	Change
Foreign exchange gain (loss)	$(1,865)	$(475)	$(1,390)
Interest income	1,476	672	804
Other	(118)	(153)	35
	$(507)	$44	$(551)

Income Taxes

For the fiscal quarter ended April 2, 2011, the effective tax rate was 35.7% as compared to 27.3% for the fiscal quarter ended April 3, 2010. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. For the fiscal quarter ended April 2, 2011, the effective tax rate is higher than the U.S. statutory rate because it includes a one-time tax expense in Israel of approximately $10 million.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010. Accordingly, our deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of approximately $10 million was recorded in the consolidated condensed statement of operations during the three fiscal months ended April 2, 2011.

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

During the three fiscal months ended April 2, 2011, the liabilities for unrecognized tax benefits increased by $2.2 million on a net basis, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects.

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

We continued to generate strong cash flows from operations and free cash during the fiscal quarter ended April 2, 2011. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if, among other things, the current recovery stalls or does not continue as expected.

We maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015. The credit facility also provides for the ability for us to request up to $100 million of incremental commitments, subject to the satisfaction of certain conditions. At April 2, 2011, $240 million was outstanding under the credit facility.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our then current leverage ratio. Based on our leverage ratio at December 31, 2010, borrowings bear interest at LIBOR plus 1.65%. We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

The borrowings under the credit facility are secured by a lien on substantially all assets located in the United States, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, and bank and securities accounts) of Vishay and certain significant domestic subsidiaries, and pledges of stock in certain significant domestic and foreign subsidiaries and are guaranteed by certain significant subsidiaries. Certain of our subsidiaries are permitted to borrow under the credit facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the credit facility are guaranteed by Vishay.

The credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all covenants at April 2, 2011. Our interest expense coverage ratio and leverage ratio were 42.32 to 1 and 0.80 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 and our convertible senior debentures due 2040 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

During the first fiscal quarter of 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year. As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at April 2, 2011 and December 31, 2010 (in thousands):

	April 2,	December 31,
	2011	2010
Credit facility	$240,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	96,955	96,640
Other debt	-	-
Total debt	431,997	431,682

Cash and cash equivalents	668,551	897,338
Short-term investments	339,449	-

Net cash and short-term investments (debt)	$576,003	$465,656
____________________

*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the debentures, net of the unamortized discount and the associated embedded derivative liability.

Measurements such as “free cash” and “net cash and short-term investments (debt)” do not have uniform definitions and are not recognized in accordance with GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, and that an analysis of “net cash and short-term investments (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

Approximately 92% of our April 2, 2011 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of April 2, 2011 continued to be strong, with a current ratio (current assets to current liabilities) of 3.6 to 1, as compared to a ratio of 3.4 to 1 as of December 31, 2010. This increase is primarily due to an increase in cash from operations and other changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.27 to 1 at April 2, 2011 as compared to a ratio of 0.29 to 1 at December 31, 2010. This decrease is primarily due to an increase in stockholder’s equity primarily driven by net earnings available to Vishay stockholders.

Cash flows provided by continuing operating activities were $97.8 million for the three fiscal months ended April 2, 2011, as compared to cash flows provided by operations of $68.0 million for the three fiscal months ended April 3, 2010. This increase is principally due to significantly better operating results in the three fiscal months ended April 2, 2011 compared to the three fiscal months ended April 3, 2010, partially offset by unfavorable changes in net working capital in the three fiscal months ended April 2, 2011.

Cash paid for property and equipment for the three fiscal months ended April 2, 2011 was $18.6 million, as compared to $18.1 million for the three fiscal months ended April 3, 2010. To enable us to benefit from the stronger than originally anticipated business climate we now expect capital spending of approximately $175 million in 2011, about 16% higher than originally expected, with a focus on capacity expansion for innovative MOSFETs, Trench diodes, power film capacitors, and power inductors technologies and products.

During the first fiscal quarter of 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year. Accordingly, these investments are not classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet. The interest rates on these instruments average 1.8% and are approximately 120 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on the accompanying consolidated condensed statement of cash flows.

The balance of our revolving credit facility has been $240 million since December 2010 when we repaid the outstanding amounts under our previous credit facility. We did not draw or repay any amounts on our credit facility during the first fiscal quarter of 2011. Accordingly, the average outstanding balance on our credit facility calculated at fiscal month-ends was $240 million and the highest amount outstanding on our credit facility at a month end was $240 million.

Management expects to continue to maintain an outstanding balance of at least $240 million on the credit facility, and may periodically use the credit facility to meet short-term financing needs, but expects that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, obligations under restructuring and acquisition integration programs, and our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2010. There were no material changes to these commitments during the three fiscal months ended April 2, 2011.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011, contains risk factors identified by Vishay. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective February 2011). Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2011.

10.2	First Amendment and Waiver to Credit Agreement dated March 2, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 2, 2011, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date: May 3, 2011