Form 10-Q
period 2011-07-02
VISHAY INTERTECHNOLOGY INC
filed 2011-08-02
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	July 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 29, 2011, the registrant had 143,709,508 shares of its common stock and 13,452,549 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 2, 2011
CONTENTS

			Page Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		(Unaudited) – July 2, 2011 and December 31, 2010	4

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended July 2, 2011 and
		July 3, 2010	6

		Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended July 2, 2011 and
		July 3, 2010	7

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended July 2, 2011 and
		July 3, 2010	8

		Consolidated Condensed Statement of Equity
		(Unaudited)	9

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.	Controls and Procedures	53

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Removed and Reserved	55

	Item 5.	Other Information	55

	Item 6.	Exhibits	55

		SIGNATURES	56

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	July 2,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$692,592	$897,338
Short-term investments	314,408	-
Accounts receivable, net	345,121	330,556
Inventories:
Finished goods	122,594	109,762
Work in process	192,743	178,844
Raw materials	160,955	139,216
Total inventories	476,292	427,822

Deferred income taxes	32,831	31,903
Prepaid expenses and other current assets	140,565	106,885
Total current assets	2,001,809	1,794,504

Property and equipment, at cost:
Land	95,120	93,020
Buildings and improvements	502,452	477,518
Machinery and equipment	2,118,260	2,025,793
Construction in progress	62,938	75,051
Allowance for depreciation	(1,872,985)	(1,759,268)
	905,785	912,114

Intangible assets, net	106,575	113,830

Other assets	142,526	145,645
Total assets	$3,156,695	$2,966,093

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	July 2,	December 31,
	2011	2010
Liabilities and equity
Current liabilities:
Notes payable to banks	$12	$23
Trade accounts payable	184,256	167,795
Payroll and related expenses	119,163	122,234
Other accrued expenses	170,638	186,049
Income taxes	60,282	51,060
Total current liabilities	534,351	527,161

Long-term debt less current portion	422,422	431,682
Deferred income taxes	119,551	82,043
Deferred grant income	2,477	2,788
Other liabilities	133,203	134,152
Accrued pension and other postretirement costs	298,467	291,117
Total liabilities	1,510,471	1,468,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	14,359	15,061
Class B convertible common stock	1,345	1,435
Capital in excess of par value	2,082,649	2,156,981
(Accumulated deficit) retained earnings	(584,855)	(742,237)
Accumulated other comprehensive income (loss)	127,086	60,491
Total Vishay stockholders' equity	1,640,584	1,491,731
Noncontrolling interests	5,640	5,419
Total equity	1,646,224	1,497,150
Total liabilities and equity	$3,156,695	$2,966,093

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 2,	July 3,
	2011	2010
Net revenues	$709,838	$701,655
Costs of products sold	497,648	491,062
Gross profit	212,190	210,593

Selling, general, and administrative expenses	92,796	109,266
Executive compensation charge	3,889	-
Operating income	115,505	101,327

Other income (expense):
Interest expense	(4,624)	(2,400)
Other	(28)	5,956
	(4,652)	3,556

Income before taxes	110,853	104,883

Income tax expense	28,357	27,918

Net earnings	82,496	76,965

Less: net earnings attributable to noncontrolling interests	401	306

Net earnings attributable to Vishay stockholders	$82,095	$76,659

Basic earnings per share attributable to Vishay stockholders	$0.51	$0.41

Diluted earnings per share attributable to Vishay stockholders	$0.48	$0.40

Weighted average shares outstanding - basic	160,801	186,667

Weighted average shares outstanding - diluted	170,645	193,084

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2,	July 3,
	2011	2010
Net revenues	$1,404,989	$1,342,115
Costs of products sold	978,136	964,509
Gross profit	426,853	377,606

Selling, general, and administrative expenses	185,261	211,154
Executive compensation charge	3,889	-
Operating income	237,703	166,452

Other income (expense):
Interest expense	(8,678)	(4,834)
Other	(535)	6,000
	(9,213)	1,166

Income before taxes	228,490	167,618

Income taxes	70,387	45,014

Net earnings	158,103	122,604

Less: net earnings attributable to noncontrolling interests	721	525

Net earnings attributable to Vishay stockholders	$157,382	$122,079

Basic earnings per share attributable to Vishay stockholders	$0.97	$0.65

Diluted earnings per share attributable to Vishay stockholders	$0.91	$0.63

Weighted average shares outstanding - basic	163,006	186,654

Weighted average shares outstanding - diluted	173,143	193,076

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2,	July 3,
	2011	2010
Continuing operating activities
Net earnings	$158,103	$122,604
Adjustments to reconcile net earnings to
net cash provided by continuing operating activities:
Depreciation and amortization	91,512	99,262
Gain on disposal of property and equipment	(930)	(92)
Accretion of interest on convertible debentures	861	-
Inventory write-offs for obsolescence	10,560	10,853
Deferred grant income	(235)	(313)
Other	3,557	13,436
Net change in operating assets and liabilities,
net of effects of businesses acquired or spun-off	(89,512)	(68,199)
Net cash provided by continuing operating activities	173,916	177,551

Continuing investing activities
Capital expenditures	(45,365)	(49,193)
Proceeds from sale of property and equipment	1,473	590
Proceeds from loans receivable	-	15,000
Purchase of short-term investments	(391,524)	-
Maturity of short-term investments	82,990	-
Other investing activities	307	-
Net cash used in continuing investing activities	(352,119)	(33,603)

Continuing financing activities
Proceeds from long-term borrowings	150,000	-
Issuance costs	(4,144)	(456)
Common stock repurchase	(150,000)	-
Principal payments on long-term debt and capital leases	(6)	(14,129)
Net payments on revolving credit lines	(60,000)	-
Net changes in short-term borrowings	(9)	554
Proceeds from stock options exercised	7,938	-
Excess tax benefit from stock options exercised	555	-
Distributions to noncontrolling interests	(500)	(516)
Net cash used in continuing financing activities	(56,166)	(14,547)
Effect of exchange rate changes on cash and cash equivalents	29,623	(33,927)
Net (decrease) increase in cash and cash equivalents
from continuing activities	(204,746)	95,474

Net cash used in discontinued operating activities	-	(82)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	-	(82)

Net (decrease) increase in cash and cash equivalents	(204,746)	95,392

Cash and cash equivalents at beginning of period	897,338	579,189
Cash and cash equivalents at end of period	$692,592	$674,581

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

		Class B		Retained	Accumulated	Total
		Convertible	Capital in	Earnings	Other	Vishay
	Common	Common	Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2011	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150
Net earnings	-	-	-	157,382	-	157,382	721	158,103
Other comprehensive income	-	-	-	-	66,595	66,595	-	66,595
Comprehensive income						223,977	721	224,698
Distributions to noncontrolling interests	-	-	-	-	-	-	(500)	(500)
Phantom and restricted stock
issuances (167,629 shares)	17	-	(128)	-	-	(111)	-	(111)
Issuance of convertible debentures due 2041	-	-	61,758	-	-	61,758	-	61,758
Stock repurchase (8,620,689 shares)	(862)	-	(149,138)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	4,736	-	-	4,736	-	4,736
Stock options exercised (533,731 shares)	53	-	7,885	-	-	7,938	-	7,938
Tax effects of stock plan	-	-	555	-	-	555	-	555
Conversions from Class B
to common stock (900,290 shares)	90	(90)	-	-	-	-	-	-
Balance at July 2, 2011	$14,359	$1,345	$2,082,649	$(584,855)	$127,086	$1,640,584	$5,640	$1,646,224

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six fiscal months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Guidance

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS. The updated guidance clarifies existing fair value measurement and disclosure requirements and requires additional disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The adoption of the ASU is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The adoption of the ASU is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

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

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended July 2, 2011 and July 3, 2010 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010. Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10.0 million was recorded in the consolidated condensed statement of operations during the six fiscal months ended July 2, 2011.

During the six fiscal months ended July 2, 2011, the liabilities for unrecognized tax benefits increased by $4.7 million on a net basis, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 2,	December 31,
	2011	2010
Credit facility	$180,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	97,407	96,640
Convertible senior debentures, due 2041	49,973	-
	422,422	431,682
Less current portion	-	-
	$422,422	$431,682

Convertible Senior Debentures, due 2041

On May 13, 2011, Vishay issued $150 million principal amount of 2.25% convertible senior debentures due 2041 to qualified institutional investors. Vishay used the net proceeds from this offering, together with cash on hand, to repurchase 8,620,689 shares of common stock for an aggregate purchase price of $150 million.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company’s consolidated condensed balance sheets as follows (in thousands):

July 2,
2011
Liability component:
Principal amount of the debentures	$150,000
Unamortized discount	(100,240)
Embedded derivative	213
Carrying value of liability component	$49,973

Equity component - net carrying value	$61,758

Interest is payable on the debentures semi-annually at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 8.375% based on the Company’s estimated nonconvertible debt borrowing rate at the time of issuance. In addition to ordinary interest, beginning on May 15, 2021, contingent interest will accrue in certain circumstances relating to the trading price of the debentures and under certain other circumstances.

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations as follows (in thousands):

Fiscal quarter and six
fiscal months ended
July 2, 2011
Contractual coupon interest	$441
Non-cash amortization of debt discount	102
Non-cash amortization of deferred financing costs	6
Non-cash change in value of derivative liability	2
Total interest expense related to the debentures	$551

Prior to February 15, 2041, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending October 1, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price ($24.73) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. None of these conditions had occurred as of July 2, 2011.

The debentures are initially convertible, subject to certain conditions, into cash, shares of Vishay’s common stock or a combination thereof, at Vishay’s option, at an initial conversion rate of 52.5659 shares of common stock per $1,000 principal amount of debentures. This represents an initial effective conversion price of approximately $19.02 per share. This initial conversion price represents a premium of 12.5% to the closing price of Vishay’s common stock on the date the offering commenced, which was $16.91 per share. At the direction of its Board of Directors, Vishay intends, upon conversion, to repay the principal amount of the debentures in cash and settle any additional amounts in shares. Vishay must provide additional shares upon conversion if there is a “fundamental change” in the business as defined in the indenture governing the debentures.

Vishay may not redeem the debentures prior to May 20, 2021, except in connection with certain tax-related events. On or after May 20, 2021 and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company’s consolidated condensed balance sheets as follows (in thousands):

	July 2,	December 31,
	2011	2010
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(177,920)	(178,679)
Embedded derivative	327	319
Carrying value of liability component	$97,407	$96,640

Equity component - net carrying value	$110,094	$110,094

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations as follows (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	July 2, 2011	July 2, 2011
Contractual coupon interest	$1,547	$3,094
Non-cash amortization of debt discount	383	759
Non-cash amortization of deferred financing costs	22	44
Non-cash change in value of derivative liability	69	8
Total interest expense related to the debentures	$2,021	$3,905

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net earnings	$82,496	$76,965	$158,103	$122,604
Other comprehensive income (loss):
Foreign currency translation
adjustment	18,691	(50,012)	64,419	(79,496)
Unrealized gain (loss) on available
for sale securities	(851)	(528)	(240)	(133)
Pension and other postretirement
adjustments	482	(6,768)	2,416	(4,998)
Total other comprehensive income (loss)	18,322	(57,308)	66,595	(84,627)
Comprehensive income	$100,818	$19,657	$224,698	$37,977
Less: Comprehensive income
attributable to noncontrolling interests	401	306	721	525
Comprehensive income attributable
to Vishay stockholders	$100,417	$19,351	$223,977	$37,452

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2011 and 2010 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarters ended		Fiscal quarters ended
	July 2, 2011		July 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$849	$-	$757
Interest cost	4,081	2,679	3,992	2,686
Expected return on plan assets	(4,888)	(398)	(4,648)	(457)
Amortization of prior service cost	612	-	158	-
Amortization of losses	2,201	254	2,352	45
Curtailments and settlements	148	-	-	-
Net periodic benefit cost	$2,154	$3,384	$1,854	$3,031

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2011 and July 3, 2010 for the Company’s defined benefit pension plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	July 2, 2011		July 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Net service cost	$-	$1,676	$-	$1,534
Interest cost	8,149	5,241	8,057	5,563
Expected return on plan assets	(9,541)	(789)	(9,049)	(923)
Amortization of prior service cost	1,253	-	202	-
Amortization of losses	4,303	503	4,657	87
Curtailments and settlements	148	-	-	-
Net periodic benefit cost	$4,312	$6,631	$3,867	$6,261

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2011 and 2010 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	July 2, 2011		July 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$20	$71	$29	$61
Interest cost	146	73	196	70
Amortization of prior service (credit) cost	(111)	-	(110)	-
Amortization of transition obligation	12	-	18	-
Amortization of gains	(61)	-	(51)	-
Net periodic benefit cost	$6	$144	$82	$131

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2011 and July 3, 2010 for the Company’s other postretirement benefit plans (in thousands):

	Six fiscal months ended		Six fiscal months ended
	July 2, 2011		July 3, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$39	$138	$57	$128
Interest cost	292	142	391	146
Amortization of prior service (credit) cost	(221)	-	(220)	-
Amortization of transition obligation	24	-	37	-
Amortization of gains	(122)	-	(102)	-
Net periodic benefit cost	$12	$280	$163	$274

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

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock options	$(245)	$161	$(125)	$354
Restricted stock units	3,573	592	4,639	812
Phantom stock units	-	-	222	175
Total	$3,328	$753	$4,736	$1,341

Stock-based compensation expense for the fiscal quarter and six fiscal months ended July 2, 2011 includes amounts associated with the acceleration of vesting of awards upon the death of Vishay’s Executive Chairman of the Board of Directors, Dr. Felix Zandman. In accordance with Dr. Zandman’s employment agreement, 98,375 RSUs held by Dr. Zandman immediately vested and were contributed to his estate upon his death and 202,330 RSUs with performance-based vesting criteria will be contributed to his estate upon the Company’s achievement of the performance-based criteria. Additionally, the vesting of 77,334 stock options was accelerated. These options may be exercised by Dr. Zandman’s estate within one year from his death pursuant to the Company’s 2007 Stock Incentive Program (as amended, the “2007 Program”).

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 2, 2011 (dollars in thousands, amortization periods in years):

		Weighted Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Stock options	$208	1.6
Restricted stock units	6,248	1.9
Phantom stock units	-	0.0
Total	$6,456

2007 Stock Incentive Plan

The Company’s 2007 Program permits the grant of up to 3,000,000 shares of restricted stock, unrestricted stock, RSUs, and stock options, to officers, employees, and non-employee directors. Such instruments are available for grant until May 22, 2017.

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

Option activity under the stock option plans as of July 2, 2011 and changes during the six fiscal months then ended are presented below (number of options in thousands, contractual life in years):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
January 1, 2011	1,254	$15.04
Granted	-	-
Exercised	(534)	14.87
Cancelled or forfeited	(40)	15.18
Outstanding at July 2, 2011	680	$15.16	1.67

Vested and expected to vest
at July 2, 2011	680	$15.16	1.67
Exercisable at July 2, 2011	582	$15.41	1.33

During the six fiscal months ended July 2, 2011, 155,000 options vested. At July 2, 2011, there are 98,000 unvested options outstanding, with a weighted average grant-date fair value of $8.50 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2011 of $15.70 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2011 is $549,000. This amount changes based on changes in the market value of the Company’s common stock. During the six fiscal months ended July 2, 2011, 534,000 options were exercised. The total intrinsic value of options exercised during the six fiscal months ended July 2, 2011 was approximately $1,628,000.

Restricted Stock Units

RSU activity under the 2007 Program as of July 2, 2011 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted Average
	Number	grant date
	of	fair value
	RSUs	per unit
Outstanding:
January 1, 2011	634	$9.61
Granted	398	16.91
Vested*	(126)	10.95
Cancelled or forfeited	-	-
Outstanding at July 2, 2011	906	$12.63

Expected to vest at July 2, 2011	906
____________________

* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The Company recognizes compensation cost for RSUs that are expected to vest. The Company expects all performance-based vesting criteria to be achieved. RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2013	324
January 1, 2014	215

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives. The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company. Following the completion of the spin-off of VPG in 2010 and the passing of Dr. Zandman in the second fiscal quarter of 2011, the Company has such employment arrangements with two of its executives. The arrangements provide for an annual grant of 5,000 shares of phantom stock to each of these executives on the first trading day of the year. If the Company later enters into other employment arrangements with other individuals that provide for the granting of phantom stock, those individuals also will be eligible for grants under the Phantom Stock Plan. No grants may be made under the Phantom Stock Plan other than under the terms of employment arrangements with the Company. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the employment agreement. The phantom stock units are fully vested at all times. In accordance with the Phantom Stock Plan, following Dr. Zandman’s passing, 43,667 phantom stock units held by Dr. Zandman’s estate were redeemed as common stock.

Phantom stock units activity under the 2007 Program as of July 2, 2011 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number	Grant date
	of	fair value
	Units	per unit
Outstanding:
January 1, 2011	116
Granted	15	$14.78
Redeemed for common stock	(44)
Outstanding at July 2, 2011	87

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

Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the amounts reported in these consolidated condensed financial statements for the six fiscal months ended July 3, 2010. Excluding the non-recurring costs of the spin-off incurred by Vishay, VPG contributed $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to Vishay’s results for the six fiscal months ended July 3, 2010.

The following table sets forth business segment information (in thousands):

			Optoelectronic
	MOSFETs	Diodes	Components	Resistors & Inductors	Capacitors	Vishay Precision Group	Total
Fiscal quarter ended July 2, 2011:
Product Sales	$153,180	$169,613	$63,761	$167,430	$154,295	$-	$708,279
Royalty Revenues	65	-	-	1,494	-	-	$1,559
Total Revenue	$153,245	$169,613	$63,761	$168,924	$154,295	$-	$709,838

Gross Margin	$42,811	$43,699	$21,961	$58,956	$44,763	$-	$212,190

Fiscal quarter ended July 3, 2010:
Product Sales	$153,207	$151,026	$57,657	$151,941	$133,346	$52,914	$700,091
Royalty Revenues	48	-	27	1,489	-	-	$1,564
Total Revenue	$153,255	$151,026	$57,684	$153,430	$133,346	$52,914	$701,655

Gross Margin	$46,887	$35,865	$20,288	$54,886	$32,685	$19,982	$210,593

Six fiscal months ended July 2, 2011:
Product Sales	$296,081	$329,030	$121,467	$339,349	$316,147	$-	$1,402,074
Royalty Revenues	162	-	42	2,711	-	-	$2,915
Total Revenue	$296,243	$329,030	$121,509	$342,060	$316,147	$-	$1,404,989

Gross Margin	$82,250	$82,839	$41,909	$120,114	$99,741	$-	$426,853

Six fiscal months ended July 3, 2010:
Product Sales	$280,831	$291,272	$116,053	$299,398	$250,677	$101,089	$1,339,320
Royalty Revenues	48	-	60	2,687	-	-	$2,795
Total Revenue	$280,879	$291,272	$116,113	$302,085	$250,677	$101,089	$1,342,115

Gross Margin	$73,905	$63,511	$39,944	$106,806	$56,410	$37,030	$377,606

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Operating margin reconciliation:
MOSFETs	$32,522	$37,864	$61,932	$56,154
Diodes	37,208	30,121	70,008	51,956
Optoelectronic Components	18,330	17,454	34,687	34,115
Resistors & Inductors	51,757	48,497	105,861	93,737
Capacitors	38,584	27,111	86,917	44,873
Vishay Precision Group	-	10,871	-	18,949
Unallocated Selling, General, and Administrative Expenses	(59,007)	(70,591)	(117,813)	(133,332)
Executive Compensation Charge	(3,889)	-	(3,889)	-
Consolidated Operating Income	$115,505	$101,327	$237,703	$166,452

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Numerator for basic earnings per share:
Net earnings	$82,095	$76,659	$157,382	$122,079

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive
convertible and exchangeable notes, net of tax	48	50	94	92

Numerator for diluted earnings per share:
Net earnings	$82,143	$76,709	$157,476	$122,171

Denominator:
Denominator for basic earnings per share:
Weighted average shares	160,801	186,667	163,006	186,654

Effect of dilutive securities:
Convertible and exchangeable debt instruments	9,166	6,176	9,464	6,176
Employee stock options	162	7	201	6
Other	516	234	472	240
Dilutive potential common shares	9,844	6,417	10,137	6,422

Denominator for diluted earnings per share:
Adjusted weighted average shares	170,645	193,084	173,143	193,076

Basic earnings per share attributable to Vishay stockholders	$0.51	$0.41	$0.97	$0.65

Diluted earnings per share attributable to Vishay stockholders	$0.48	$0.40	$0.91	$0.63

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2041	4,332	-	2,166	-
Convertible Subordinated Notes, due 2023	-	87	-	87
Weighted average employee stock options	-	2,514	2	2,595
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	101	9	69	47

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events. While none of these events has occurred as of July 2, 2011, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040 and due 2041, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period. If the average market price is less than $13.88, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, and if the average market price is less than $19.02, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041.

The Company purchased 99.6% of the outstanding convertible subordinated notes due 2023 pursuant to the option of the holders to require the Company to repurchase their notes on August 1, 2008. The remaining notes, with an aggregate principal amount of $1,870,000, were redeemed at Vishay’s option on August 1, 2010.

The Company waived its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock. Accordingly, the notes were included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price was less than $21.28, no shares were included in the diluted earnings per share computation. The convertible subordinated notes were anti-dilutive for the fiscal quarter ended July 3, 2010 and therefore are not included in the computation of diluted earnings per share.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total
	Fair Value	Level 1	Level 2	Level 3
July 2, 2011:
Assets:
Assets held in rabbi trusts	$28,974	$17,242	$11,732	$-
Available for sale securities	$6,212	6,212	-	-
	$35,186	$23,454	$11,732	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(327)	$-	$-	$(327)
Embedded derivative - convertible debentures due 2041	$(213)	-	-	(213)
	$(540)	$-	$-	$(540)

December 31, 2010:
Assets:
Assets held in rabbi trusts	$25,585	$15,575	$10,010	$-
Available for sale securities	$5,736	5,736	-	-
	$31,321	$21,311	$10,010	$-
Liability:
Embedded derivative - convertible debentures due 2040	$(319)	-	-	(319)

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

The convertible senior debentures, due 2040 and due 2041, issued by the Company on November 9, 2010 and May 13, 2011, respectively, contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period. Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated statements of operations. The Company uses a derivative valuation model to derive the value of the embedded derivative features. Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures’ credit spread over London Interbank Offered Rate (LIBOR). The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liability, at July 2, 2011 and December 31, 2010 is approximately $751.7 million and $624.8 million, respectively, compared to its carrying value, excluding the derivative liability, of $421.9 million and $431.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 11 – Commitments and Contingencies

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. Pursuant to Dr. Zandman’s amended and restated employment agreement entered into on May 13, 2009 (as amended, the “2009 Agreement”), his estate is entitled to receive annual payments of $10 million through 2014. Dr. Zandman’s passing has no effect on the timing of these payments. The compensation expense for these payments was recorded upon entering into the 2009 Agreement and is not affected by Dr. Zandman’s passing. The purpose of the 2009 Agreement was to eliminate the right of Dr. Zandman to receive a royalty during the ten years following his termination of employment equal to 5% of gross sales, less returns and allowances, of Vishay products incorporating inventions and any other form of technology created, discovered or developed by him or under his direction.

The Company recognized compensation expense of $3,889,000 reported on a separate line in the accompanying consolidated condensed statement of operations in the second fiscal quarter of 2011 for other elements of compensation that accelerated upon the passing of Dr. Zandman. (See also Note 7.)

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

On June 4, 2011, Dr. Felix Zandman, our founder and Executive Chairman of the Board of Directors, Chief Technical Officer, and Chief Business Development Officer, passed away. Dr. Zandman will never be forgotten as his legacy will live on across the world throughout all Vishay employees. We will continue to implement the vision, strategy, and culture articulated by Dr. Zandman as we continue to work tirelessly to enhance value for our stockholders. In accordance with our succession plan, Marc Zandman was elected as Executive Chairman of the Board. Marc Zandman also succeeded Dr. Zandman as our Chief Business Development Officer. Dr. Gerald Paul will continue leading Vishay as our President and Chief Executive Officer.

Since 1985, we have pursued a business strategy of growth through acquisitions and focused research and development. Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive electronic components. We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

We are focused on enhancing stockholder value by buying back our stock and improving earnings per share. In the fourth fiscal quarter of 2010 and second fiscal quarter of 2011, we completed the repurchase of 21.7 million shares of our common stock for $275 million and 8.6 million shares of our common stock for $150 million, respectively. Our credit facility presently precludes us from executing additional stock repurchases. Beginning in 2012, our capacity to repurchase shares of stock will increase each quarter by an amount equal to 20% of net income.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”) The improved economic conditions that we continue to experience have stabilized overall demand for our products at a high level and have resulted in stability in nearly all key financial metrics compared with the prior year period.

Net revenues for the fiscal quarter ended July 2, 2011 were $709.8 million, compared to $701.7 million for the fiscal quarter ended July 3, 2010. The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 2, 2011 were $82.1 million, or $0.48 per diluted share, compared to $76.7 million, or $0.40 per diluted share for the fiscal quarter ended July 3, 2010.

Net revenues for the six fiscal months ended July 2, 2011 were $1,405.0 million, compared to $1,342.1 million for the six fiscal months ended July 3, 2010. The net earnings attributable to Vishay stockholders for the six fiscal months ended July 2, 2011 were $157.4 million, or $0.91 per diluted share, compared to $122.1 million, or $0.63 per diluted share for the six fiscal months ended July 3, 2010.

The results of operations for the fiscal quarter and the six fiscal months ended July 2, 2011 include a pretax charge of $3.9 million to accelerate the recognition of certain executive compensation upon the death of Dr. Zandman. The results of operations for the six fiscal months ended July 2, 2011 also include $10.0 million of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings and adjusted net earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations. There were no such reconciling items for the fiscal quarter and six fiscal months ended July 3, 2010.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
GAAP net earnings attributable to Vishay stockholders	$82,095	$76,659	$157,382	$122,079

Reconciling items affecting operating margin:
Executive compensation charge	$3,889	$-	$3,889	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(1,419)	$-	$8,605	$-

Adjusted net earnings	$84,565	$76,659	$169,876	$122,079

Adjusted weighted average diluted shares outstanding	170,645	193,084	173,143	193,076

Adjusted earnings per diluted share *	$0.50	$0.40	$0.98	$0.63
____________________

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and six fiscal months ended July 2, 2011 represent the continuation of a favorable business environment with sales normalizing at pre-global economic recession levels and the effects of the cost reductions initiated in the prior years enabling us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume. Our results for the fiscal quarter and six fiscal months ended July 3, 2010 represent the acceleration of the upturn of our business due to increased overall demand for electronic components over previous periods and the effects of the cost reductions initiated in the prior years that enabled us to achieve higher earnings than before the beginning of the global economic recession at the same sales volume.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2010 through the second fiscal quarter of 2011 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2010	2010	2010	2011	2011
Net revenues (1)	$701,655	$694,365	$688,612	$695,151	$709,838

Gross profit margin	30.0%	31.5%	30.7%	30.9%	29.9%

Operating margin	14.4%	18.9%	17.5%	17.6%	16.3%

End-of-period backlog (2)	$987,900	$1,009,900	$880,700	$911,600	$881,800

Book-to-bill ratio	1.15	1.04	0.83	1.01	0.95

Inventory turnover	4.35	4.55	4.43	4.35	4.23

Change in ASP vs. prior quarter	1.9%	2.0%	1.3%	-0.2%	-0.4%
____________________

(1) Net revenues include VPG through the second fiscal quarter of 2010. See “Financial Metrics by Segment” for further information on VPG net revenues.
(2) End-of-period backlog includes backlog attributable to VPG of $38.4 million for the second fiscal quarter of 2010.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

We experienced the continuation of an excellent business environment in the second fiscal quarter of 2011 with results similar to those of the first fiscal quarter of 2011. As anticipated, the backlog, which remains at historically high levels, has started to normalize. After a period of increasing average selling prices in 2010, prices are stabilizing with typical pricing pressure for our established semiconductor products returning. Despite the slight decline in average selling prices versus the first fiscal quarter of 2011, average selling prices remain moderately higher versus the prior year period. The favorable pricing environment and continued high levels of overall market demand for electronic components allowed us to increase net revenues over the prior year period and the previous quarters, excluding VPG. Net revenues exclusive of VPG for the second fiscal quarter of 2010 were $648.7 million.

Due to the pre-crisis sales volume, favorable pricing environment, and continued low fixed costs resulting from the restructuring implemented in prior years and our on-going cost controlling initiatives, gross margins remained at historically high levels. Increasing metal prices had a negative effect on gross margins for the second fiscal quarter of 2011.

Due in part to the normalization of the backlog, the book-to-bill ratio decreased to 0.95 in the second fiscal quarter of 2011 from 1.01 in the first fiscal quarter of 2011. The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.94 and 0.96, respectively, versus ratios of 0.99 and 1.04, respectively, during the first fiscal quarter of 2011. Due to increasing inventory levels at distributors and a moderately weaker seasonal upturn experienced in Asia, we expect a modest a decline in revenue despite a backlog that remains at historically high levels.

For the third fiscal quarter of 2011, we anticipate revenues of between $675 million and $715 million with a mainly volume-driven reduction in gross margin.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2010 through the second fiscal quarter of 2011 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2010	2010	2010	2011	2011
MOSFETs
Net revenues	$153,255	$181,965	$163,854	$142,998	$153,245
Book-to-bill ratio	0.75	1.17	0.70	1.07	0.95
Gross profit margin	30.6%	34.5%	32.0%	27.6%	27.9%
Segment operating margin	24.7%	29.6%	26.1%	20.6%	21.2%
Diodes
Net revenues	$151,026	$157,193	$147,889	$159,417	$169,613
Book-to-bill ratio	1.35	0.91	0.88	1.00	0.97
Gross profit margin	23.7%	25.5%	23.5%	24.6%	25.8%
Segment operating margin	19.9%	21.9%	19.5%	20.6%	21.9%
Optoelectronic Components
Net revenues	$57,684	$56,836	$53,549	$57,748	$63,761
Book-to-bill ratio	1.26	0.86	0.99	1.13	0.86
Gross profit margin	35.2%	33.9%	31.0%	34.5%	34.4%
Segment operating margin	30.3%	29.1%	25.1%	28.3%	28.7%
Resistors & Inductors
Net revenues	$153,430	$158,455	$167,764	$173,136	$168,924
Book-to-bill ratio	1.22	1.01	0.84	0.94	0.99
Gross profit margin	36.0%	35.3%	35.8%	35.3%	34.9%
Segment operating margin	31.6%	30.7%	31.8%	31.2%	30.6%
Capacitors
Net revenues	$133,346	$139,916	$155,556	$161,852	$154,295
Book-to-bill ratio	1.31	1.11	0.85	1.00	0.89
Gross profit margin	24.4%	28.9%	30.6%	34.0%	29.0%
Segment operating margin	20.3%	25.3%	26.6%	29.9%	25.0%
Vishay Precision Group
Net revenues	$52,914	n/a	n/a	n/a	n/a
Book-to-bill ratio	1.06	n/a	n/a	n/a	n/a
Gross profit margin	37.8%	n/a	n/a	n/a	n/a
Segment operating margin	20.5%	n/a	n/a	n/a	n/a
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

Our growth plan targets adding, through acquisitions, approximately $100 million of revenues per year over the next five years. Depending on the opportunities available, we might make several smaller acquisitions or a few larger acquisitions. We intend to use mainly cash, not debt or equity, although we do have capacity on our revolving credit facility if necessary. We are not currently targeting acquisitions larger than $500 million.

We did not announce or complete any acquisitions in 2010 or the first six fiscal months of 2011. There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program. This percentage was 76.1% at the end of the second fiscal quarter of 2011 as compared to 76.5% and 74.6% at the end of 2010 and 2009, respectively, and 57% when this program began in 2001. We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

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

We have realized, and expect to continue to realize, significant annual net cost savings associated with our restructuring activities. Since the latter half of 2008, we drastically reduced our break-even point by approximately $450 million. While streamlining and reducing fixed overhead, we exercised caution so that we would not negatively impact our customer service or our ability to further develop products and processes. The risks associated with our cost reduction programs are further detailed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011.

We did not initiate any new restructuring projects in 2010 or the first six fiscal months of 2011 and thus did not record any restructuring and severance expenses during such periods.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally has been weaker during the first six fiscal months and second fiscal quarter of 2011 compared to the first six fiscal months and second fiscal quarter of 2010, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the comparable prior year periods. The dollar generally has been weaker during the second fiscal quarter of 2011 sequentially compared to the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first six fiscal months and second fiscal quarter of 2011 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of products sold	70.1%	70.0%	69.6%	71.9%
Gross profit	29.9%	30.0%	30.4%	28.1%
Selling, general & administrative expenses	13.1%	15.6%	13.2%	15.7%
Operating income	16.3%	14.4%	16.9%	12.4%
Income before taxes and noncontrolling interest	15.6%	14.9%	16.3%	12.5%
Net earnings attributable to Vishay stockholders	11.6%	10.9%	11.2%	9.1%
__________
Effective tax rate	25.6%	26.6%	30.8%	26.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$709,838	$701,655	$1,404,989	$1,342,115
Change versus comparable prior year period	$8,183		$62,874
Percentage change versus
comparable prior year period	1.2%		4.7%

Changes in net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	2.1%	6.3%
Increase in average selling prices	3.1%	4.1%
Absence of VPG	-7.5%	-7.5%
Foreign currency effects	3.9%	1.8%
Other	-0.4%	0.0%
Net change	1.2%	4.7%

The recovery of our business that we began experiencing in the second half of 2009 accelerated in the second fiscal quarter of 2010 due to historically high overall demand for electronic components and the effects of the cost reductions initiated in the prior year that enabled us to achieve significantly higher earnings than before the beginning of the global economic recession despite lower sales volume. Our results for the fiscal quarter and six fiscal months ended July 2, 2011 represent the continuation of a favorable business environment with sales normalizing at pre-global economic recession levels and the effects of the cost reductions initiated in prior years enabling us to achieve significantly higher earnings than before the beginning of the global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $42.6 million and $38.9 million for the six fiscal months ended July 2, 2011 and July 3, 2010 respectively, or 2.9% and 2.8% of gross sales, respectively. Actual credits issued under the programs during the six fiscal months ended July 2, 2011 and July 3, 2010 were $41.7 million and $29.3 million, respectively. Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.9 million and $2.8 million for the six fiscal months ended July 2, 2011 and July 3, 2010, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended July 2, 2011 were 29.9% and 30.4%, respectively, versus 30.0% and 28.1%, respectively, for the comparable prior year periods. The gross profit margin for the fiscal quarter and six fiscal months ended July 3, 2010 was 29.3% and 27.4%, respectively, excluding VPG. The increase in gross profit margin, excluding VPG, reflects manufacturing efficiencies from higher volume and increased average selling prices, partially offset by higher metals prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$153,245	$153,255	$296,243	$280,879
Change versus comparable prior year period	$(10)		$15,364
Percentage change versus
comparable prior year period	0.0%		5.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	0.0%	3.3%
Change in average selling prices	-1.4%	1.3%
Foreign currency effects	1.4%	0.7%
Other	0.0%	0.2%
Net change	0.0%	5.5%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit margin	27.9%	30.6%	27.8%	26.3%

The decrease in gross profit margin versus the fiscal quarter ended July 3, 2010 is primarily due to the normalization of average selling prices in 2011 from the historically high levels experienced beginning in the second fiscal quarter of 2011 and an unfavorable change in product mix. The increase in gross profit margin versus six fiscal months ended July 3, 2010 reflects higher volume and increased average selling prices, and our continued cost containment activities. The gross profit margin increased versus the first fiscal quarter of 2011 primarily due to higher volume.

After a period of increasing average selling prices in 2010, typical pricing pressure for our established MOSFETs products has returned. The normalization of average selling prices from the historically high levels experienced beginning in the second fiscal quarter of 2010 have led to lower average selling prices versus the first fiscal quarter of 2011 and the six fiscal months ended July 3, 2010. Based on a high backlog, we expect similar segment net revenues in the third fiscal quarter of 2011, despite a book-to-bill ratio of 0.95.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$169,613	$151,026	$329,030	$291,272
Change versus comparable prior year period	$18,587		$37,758
Percentage change versus
comparable prior year period	12.3%		13.0%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	4.5%	6.1%
Increase in average selling prices	3.3%	4.2%
Foreign currency effects	3.9%	1.9%
Other	0.6%	0.8%
Net change	12.3%	13.0%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit margin	25.8%	23.7%	25.2%	21.8%

The increase in gross profit margin reflects higher volume, favorable product mix, increased average selling prices, and foreign currency effects.

After a period of increasing average selling prices in 2010, typical pricing pressure for our established Diodes products has returned. Despite a modest decline in average selling prices versus the first fiscal quarter of 2011, average selling prices remain moderately higher versus the fiscal quarter and six fiscal months ended July 3, 2010. Based on a high backlog, we expect similar segment net revenues in the third fiscal quarter of 2011, despite a book-to-bill ratio of 0.97.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$63,761	$57,684	$121,509	$116,113
Change versus comparable prior year period	$6,077		$5,396
Percentage change versus
comparable prior year period	10.5%		4.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	6.2%	2.7%
Decrease in average selling prices	-0.8%	-0.3%
Foreign currency effects	5.0%	2.2%
Other	0.1%	0.0%
Net change	10.5%	4.6%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit margin	34.4%	35.2%	34.5%	34.4%

Gross profit margin has remained consistent versus the first fiscal quarter of 2011 and the six fiscal months ended July 3, 2010. The decrease in gross profit margin versus the fiscal quarter ended July 3, 2010 reflects modestly lower average selling prices.

After a period of increasing average selling prices in 2010, typical pricing pressure for our established Optoelectronic Components products has returned. The backlog remains at a high level despite a reduction in the second fiscal quarter of 2011 due to low order volume. Based on a high backlog, we expect similar segment net revenues in the third fiscal quarter of 2011, despite a book-to-bill ratio of 0.86.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$168,924	$153,430	$342,060	$302,085
Change versus comparable prior year period	$15,494		$39,975
Percentage change versus
comparable prior year period	10.1%		13.2%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Increase in volume	3.2%	9.3%
Increase in average selling prices	0.4%	0.4%
Foreign currency effects	5.9%	2.7%
Other	0.6%	0.8%
Net change	10.1%	13.2%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit margin	34.9%	36.0%	35.1%	35.5%

Gross profit margin levels remain relatively consistent with the excellent results of the prior quarter and prior year periods. The slight decrease versus the first fiscal quarter of 2011 reflects modestly lower volume. The slight decreases versus the prior year periods reflect slightly higher metals and material costs partially offset by higher volume, increased average selling prices, and foreign currency effects.

Average selling prices increased slightly versus the first fiscal quarter of 2011 and the prior year periods. Based on continued strong demand from the automotive and industrial markets and backlog that remains high, we continue to expect strong segment net revenues in the third fiscal quarter of 2011 slightly impacted by European seasonality.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$154,295	$133,346	$316,147	$250,677
Change versus comparable prior year period	$20,949		$65,470
Percentage change versus
comparable prior year period	15.7%		26.1%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year	vs. Prior
	Quarter	Year-to-Date
Change attributable to:
Change in volume	-2.8%	7.7%
Increase in average selling prices	13.1%	13.2%
Foreign currency effects	5.3%	2.4%
Other	0.1%	2.8%
Net change	15.7%	26.1%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross profit margin	29.0%	24.4%	31.5%	22.4%

The increase in gross profit margin versus the prior year periods reflect selective increases in selling prices, and a favorable product mix, partially offset by foreign currency effects and higher metals costs. Volume variances also contributed to the gross profit margin variance versus the prior quarter and six fiscal months ended July 2, 2011. The decrease in gross profit margin versus the prior quarter also reflects high metals costs.

The backlog for our Capacitors products remains stable at a historically high level. Average selling prices have stabilized versus the first fiscal quarter of 2011, but remain substantially higher than the prior year periods. We expect seasonally weaker segment net revenues in the third fiscal quarter of 2011.

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010. VPG net revenues and gross profit margin for the fiscal quarter and six fiscal months ended July 3, 2010 that is included in our consolidated condensed results is as follows (dollars in thousands):

	Fiscal quarter ended	Six fiscal months ended
	July 3, 2010	July 3, 2010
Net revenues	$52,914	$101,089
Gross profit margin	37.8%	36.6%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Total SG&A expenses	$92,796	$109,266	$185,261	$211,154
as a percentage of revenues	13.1%	15.6%	13.2%	15.7%

VPG accounted for $19.8 million and $35.0 million (including $6.0 million and $8.1 million, respectively, of costs associated with the spin-off) of SG&A expenses for the fiscal quarter and six fiscal months ended July 3, 2010, respectively. The overall increase in SG&A expenses, excluding VPG, is primarily attributable to increases in earnings, which affects bonus programs. The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost containment initiatives. Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization of intangible assets	$3,796	$5,201	$7,565	$10,730
Net (gain) loss on sales of assets	29	(24)	(930)	(92)
Costs associated with the VPG spin-off	-	6,000	-	8,100

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended July 2, 2011 increased by $2.2 million and $3.8 million, respectively, versus the comparable prior year periods. The increase is primarily due to interest on the convertible senior debentures due 2040 and due 2041 that were issued on November 9, 2010 and May 13, 2011, respectively.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 2, 2011	July 3, 2010	Change
Foreign exchange gain (loss)	$(2,748)	$5,462	$(8,210)
Interest income	2,672	506	2,166
Other	48	(12)	60
	$(28)	$5,956	$(5,984)

	Six fiscal months ended
	July 2, 2011	July 3, 2010	Change
Foreign exchange gain (loss)	$(4,613)	$4,987	$(9,600)
Interest income	4,148	1,178	2,970
Other	(70)	(165)	95
	$(535)	$6,000	$(6,535)

Income Taxes

For the fiscal quarter and six fiscal months ended July 2, 2011, the effective tax rate was 25.6% and 30.8%, respectively, as compared to 26.6% and 26.9% for the fiscal quarter and six fiscal months ended July 3, 2010, respectively. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. Our effective tax rate for the six fiscal months ended July 2, 2011 includes a one-time tax expense in Israel of approximately $10 million.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010. Accordingly, our deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of approximately $10 million was recorded in the consolidated condensed statement of operations during the first fiscal quarter of 2011.

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

During the six fiscal months ended July 2, 2011, the liabilities for unrecognized tax benefits increased by $4.7 million on a net basis, principally due to increases for positions taken during prior periods, interest, and foreign exchange effects.

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

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock buy-backs or dividends. Vishay has generated positive “free cash” in each of the past 14 years, and “free cash” in excess of $80 million in each of the past 9 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate strong cash flows from operations and free cash during the fiscal quarter and six fiscal months ended July 2, 2011. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if, among other things, the current recovery stalls or does not continue as expected.

During the second fiscal quarter of 2011, we capitalized on favorable conditions and enhanced stockholder value by repurchasing shares of our common stock. On May 13, 2011, we completed the offering of $150 million principal amount of 2.25% convertible senior debentures due 2041 to qualified institutional investors. We used the net proceeds from this offering, together with cash on hand, to repurchase 8,620,689 shares of common stock at $17.40 per share for an aggregate purchase price of $150 million. The use of low-coupon, long-dated convertible debentures was a more efficient means to finance the repurchase versus repatriation of non-U.S. cash. See Note 4 to our consolidated condensed financial statements.

We maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015. The credit facility also provides for the ability for us to request up to $100 million of incremental commitments, subject to the satisfaction of certain conditions. At July 2, 2011 and December 31, 2010, $180 million and $240 million, respectively, was outstanding under the credit facility.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our then current leverage ratio. Based on our leverage ratio at April 2, 2011, borrowings bear interest at LIBOR plus 1.65%. We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

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

The financial maintenance covenants include (a) an interest expense coverage ratio of not less than 2.00 to 1; and (b) a leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 2.75 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article 6 of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed December 1, 2010.

We were in compliance with all covenants at July 2, 2011. Our interest expense coverage ratio and leverage ratio were 37.99 to 1 and 0.92 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our exchangeable unsecured notes due 2102 and our convertible senior debentures due 2040 and due 2041 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year. As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at July 2, 2011 and December 31, 2010 (in thousands):

	July 2,	December 31,
	2011	2010
Credit facility	$180,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	97,407	96,640
Convertible senior debentures, due 2041*	49,973	-
Total debt	422,422	431,682

Cash and cash equivalents	692,592	897,338
Short-term investments	314,408	-

Net cash and short-term investments (debt)	$584,578	$465,656
____________________

*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the debentures, net of the unamortized discount and the associated embedded derivative liability.

Measurements such as “free cash” and “net cash and short-term investments (debt)” do not have uniform definitions and are not recognized in accordance with GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock buy-backs or dividends, and that an analysis of “net cash and short-term investments (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Approximately 96% of our July 2, 2011 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of July 2, 2011 continued to be strong, with a current ratio (current assets to current liabilities) of 3.7 to 1, as compared to a ratio of 3.4 to 1 as of December 31, 2010. This increase is primarily due to an increase in cash from operations and other changes in working capital. Our ratio of total debt to Vishay stockholders’ equity was 0.26 to 1 at July 2, 2011 as compared to a ratio of 0.29 to 1 at December 31, 2010. This decrease is primarily due to an increase in stockholder’s equity primarily driven by net earnings available to Vishay stockholders.

Cash flows provided by continuing operating activities were $173.9 million for the six fiscal months ended July 2, 2011, as compared to cash flows provided by operations of $177.6 million for the six fiscal months ended July 3, 2010. This decrease is principally due to a greater increase in net working capital in the six fiscal months ended July 2, 2011 due to increased sales, partially offset by better operating results in the six fiscal months ended July 2, 2011 compared to the six fiscal months ended July 3, 2010.

Cash paid for property and equipment for the six fiscal months ended July 2, 2011 was $45.4 million, as compared to $49.2 million for the six fiscal months ended July 3, 2010. To enable us to benefit from the stronger than originally anticipated business climate we now expect capital spending of approximately $175 million in 2011, about 16% higher than originally expected, with a focus on capacity expansion for innovative MOSFETs, Trench diodes, power film capacitors, and power inductors technologies and products.

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year. Accordingly, these investments are not classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet. The interest rates on these instruments average 1.7% and are approximately 90 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on the accompanying consolidated condensed statement of cash flows.

In December 2010, we borrowed $240 million under our revolving credit facility to repay the outstanding amounts under our previous credit facility. We have not drawn any additional amounts on our credit facility and repaid $60 million on our credit facility during the second fiscal quarter of 2011. The average outstanding balance on our credit facility calculated at fiscal month-ends was $223.3 million and the highest amount outstanding on our credit facility at a month end was $240 million.

Management expects to continue to maintain an outstanding balance of at least $180 million on the credit facility, and may periodically use the credit facility to meet short-term financing needs, but expects that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, obligations under restructuring and acquisition integration programs, and our research and development and capital expenditure plans. Acquisition activity may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2010. Except as described below, there were no material changes to these commitments during the six fiscal months ended July 2, 2011.

The following tables represent our long-term debt obligations and expected cash requirements for interest as of July 2, 2011 and December 31, 2010, reflecting the issuance of $150 million principal amount of senior convertible debentures due 2041 and the repayment of $60 million on our credit facility during the second fiscal quarter of 2011 (see Note 4 to the consolidated condensed financial statements).

Contractual Obligations as of July 2, 2011 (in thousands):

		Payments due by period
			2012 -	2014 -	2016 and
	Total	2011	2013	2015	beyond
Long-term debt (1)	$700,042	$-	$-	$180,000	$520,042
Interest payments on long-term debt (2)	335,243	13,576	29,578	29,162	262,927
____________________

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040 and due 2041.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040 and due 2041.

Contractual Obligations as of December 31, 2010 (in thousands):

		Payments due by period
			2012 -	2014 -	2016 and
	Total	2011	2013	2015	beyond
Long-term debt (1)	$610,042	$-	$-	$240,000	$370,042
Interest payments on long-term debt (2)	243,402	12,737	25,474	25,474	179,717
____________________

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040.

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should,” or other similar words or expressions often identify forward-looking statements.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly the pace and continuation of recovery in the worldwide economy; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; changes in foreign currency exchange rates; difficulties in implementing our cost management strategies; uncertainty related to the effects of changes in foreign currency exchange rates; and other factors affecting our operations, markets, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011. The following risk factors have been updated to reflect the passing of our founder and Executive Chairman, Dr. Felix Zandman.

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 48.4% of the voting power of Vishay. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. As a result of the passing of our founder and Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) will control the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 81.9% of our Class B common stock, representing 39.7% of the total voting power of our capital stock.

Our reluctance to issue substantial additional shares in order not to dilute the interests of our existing stockholders could impede growth.

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock. As a result of the passing of our founder and Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) will control the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 81.9% of our Class B common stock, representing 39.7% of the total voting power of our capital stock. Such holders may exert considerable influence over the Company’s policies, business and affairs, and in any corporate transaction or other matter, including those described above. If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders. Any resulting reluctance to issue additional shares could impede our future growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our share repurchases during the second fiscal quarter of 2011:

			Total Number of	Total Dollars	Maximum Dollar
	Total Number	Average	Shares Purchased as	Purchased	Value of Shares that
	of Share	Price per	Part of Publicly	Under the	May Yet Be Purchased
Period	Purchased	Share	Announced Program	Program	Under the Program
April 3 - April 30	-	$-	-	$-	$-
May 1 - May 28	8,620,689	$17.40	8,620,689	$150,000,000	$-
May 29 - July 2	-	$-	-	$-	$-

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.2	Amended and Restated Bylaws dated June 1, 2011. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 2, 2011.

4.1	Indenture, dated as of May 13, 2011, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed May 13, 2011.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Lior E. Yahalomi, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Lior E. Yahalomi, Chief Financial Officer.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

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

Date: August 2, 2011