Form 10-Q
period 2011-10-01
VISHAY INTERTECHNOLOGY INC
filed 2011-11-01
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of October 28, 2011, the registrant had 143,727,946 shares of its common stock and 13,452,549 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 1, 2011

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	October 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$705,061	$897,338
Short-term investments	329,912	-
Accounts receivable, net	296,951	330,556
Inventories:
Finished goods	113,989	109,762
Work in process	192,201	178,844
Raw materials	150,916	139,216
Total inventories	457,106	427,822

Deferred income taxes	32,545	31,903
Prepaid expenses and other current assets	152,064	106,885
Total current assets	1,973,639	1,794,504

Property and equipment, at cost:
Land	93,612	93,020
Buildings and improvements	490,364	477,518
Machinery and equipment	2,089,682	2,025,793
Construction in progress	73,256	75,051
Allowance for depreciation	(1,857,498)	(1,759,268)
	889,416	912,114

Goodwill	9,525	-

Other intangible assets, net	107,889	113,830

Other assets	137,816	145,645
Total assets	$3,118,285	$2,966,093

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	October 1, 2011	December 31, 2010

Liabilities and equity
Current liabilities:
Notes payable to banks	$50	$23
Trade accounts payable	150,802	167,795
Payroll and related expenses	118,084	122,234
Other accrued expenses	169,808	186,049
Income taxes	65,017	51,060
Total current liabilities	503,761	527,161

Long-term debt less current portion	423,440	431,682
Deferred income taxes	125,125	82,043
Deferred grant income	2,348	2,788
Other liabilities	127,948	134,152
Accrued pension and other postretirement costs	282,623	291,117
Total liabilities	1,465,245	1,468,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	14,373	15,061
Class B convertible common stock	1,345	1,435
Capital in excess of par value	2,085,742	2,156,981
(Accumulated deficit) retained earnings	(534,368)	(742,237)
Accumulated other comprehensive income (loss)	80,103	60,491
Total Vishay stockholders' equity	1,647,195	1,491,731
Noncontrolling interests	5,845	5,419
Total equity	1,653,040	1,497,150
Total liabilities and equity	$3,118,285	$2,966,093

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 1, 2011	October 2, 2010

Net revenues	$637,649	$694,365
Costs of products sold	470,172	475,987
Gross profit	167,477	218,378

Selling, general, and administrative expenses	90,271	87,475
Executive compensation charge	1,873	-
Operating income	75,333	130,903

Other income (expense):
Interest expense	(5,311)	(2,545)
Other	1,790	(4,716)
	(3,521)	(7,261)

Income before taxes	71,812	123,642

Income tax expense	21,120	33,490

Net earnings	50,692	90,152

Less: net earnings attributable to noncontrolling interests	205	353

Net earnings attributable to Vishay stockholders	$50,487	$89,799

Basic earnings per share attributable to Vishay stockholders	$0.32	$0.48

Diluted earnings per share attributable to Vishay stockholders	$0.31	$0.47

Weighted average shares outstanding - basic	157,149	186,648

Weighted average shares outstanding - diluted	163,808	193,062

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1, 2011	October 2, 2010

Net revenues	$2,042,638	$2,036,480
Costs of products sold	1,448,308	1,440,496
Gross profit	594,330	595,984

Selling, general, and administrative expenses	275,532	298,629
Executive compensation charges	5,762	-
Operating income	313,036	297,355

Other income (expense):
Interest expense	(13,989)	(7,379)
Other	1,255	1,284
	(12,734)	(6,095)

Income before taxes	300,302	291,260

Income taxes	91,507	78,504

Net earnings	208,795	212,756

Less: net earnings attributable to noncontrolling interests	926	878

Net earnings attributable to Vishay stockholders	$207,869	$211,878

Basic earnings per share attributable to Vishay stockholders	$1.29	$1.14

Diluted earnings per share attributable to Vishay stockholders	$1.22	$1.10

Weighted average shares outstanding - basic	161,061	186,652

Weighted average shares outstanding - diluted	170,039	193,080

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Nine fiscal months ended
	October 1, 2011	October 2, 2010
Continuing operating activities
Net earnings	$208,795	$212,756
Adjustments to reconcile net earnings to
net cash provided by continuing operating activities:
Depreciation and amortization	136,406	143,789
(Gain) loss on disposal of property and equipment	(1,073)	176
Accretion of interest on convertible debentures	1,448	-
Inventory write-offs for obsolescence	15,434	17,022
Deferred grant income	(351)	(426)
Other	12,943	44,081
Net change in operating assets and liabilities,
net of effects of businesses acquired or spun-off	(85,827)	(78,265)
Net cash provided by continuing operating activities	287,775	339,133

Continuing investing activities
Capital expenditures	(89,708)	(80,079)
Proceeds from sale of property and equipment	1,956	725
Purchase of businesses, net of cash acquired or refunded	(19,335)	-
Proceeds from loans receivable	-	15,000
Purchase of short-term investments	(497,258)	-
Maturity of short-term investments	158,785	-
Other investing activities	2,472	(1,355)
Net cash used in continuing investing activities	(443,088)	(65,709)

Continuing financing activities
Proceeds from long-term borrowings	150,000	-
Issuance costs	(4,429)	(456)
Common stock repurchase	(150,000)	-
Principal payments on long-term debt and capital leases	(670)	(25,998)
Net payments on revolving credit lines	(60,000)	-
Net changes in short-term borrowings	28	511
Distribution in connection with spin-off of VPG	-	(70,600)
Proceeds from stock options exercised	9,675	-
Excess tax benefit from stock options exercised	555	-
Distributions to noncontrolling interests	(500)	(757)
Net cash used in continuing financing activities	(55,341)	(97,300)
Effect of exchange rate changes on cash and cash equivalents	18,377	(9,860)
Net (decrease) increase in cash and cash equivalents
from continuing activities	(192,277)	166,264

Net cash used in discontinued operating activities	-	(82)
Net cash used in discontinued investing activities	-	-
Net cash used in discontinued financing activities	-	-
Net cash used in discontinued operations	-	(82)

Net (decrease) increase in cash and cash equivalents	(192,277)	166,182

Cash and cash equivalents at beginning of period	897,338	579,189
Cash and cash equivalents at end of period	$705,061	$745,371

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150
Net earnings	-	-	-	207,869	-	207,869	926	208,795
Other comprehensive income	-	-	-	-	19,612	19,612	-	19,612
Comprehensive income						227,481	926	228,407
Distributions to noncontrolling interests	-	-	-	-	-	-	(500)	(500)
Phantom and restricted stock issuances (186,067 shares)	19	-	(130)	-	-	(111)	-	(111)
Issuance of convertible debentures due 2041	-	-	61,758	-	-	61,758	-	61,758
Stock repurchase (8,620,689 shares)	(862)	-	(149,138)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	6,106	-	-	6,106	-	6,106
Stock options exercised (650,621 shares)	65	-	9,610	-	-	9,675	-	9,675
Tax effects of stock plan	-	-	555	-	-	555	-	555
Conversions from Class B to common stock (900,290 shares)	90	(90)	-	-	-	-	-	-
Balance at October 1, 2011	$14,373	$1,345	$2,085,742	$(534,368)	$80,103	$1,647,195	$5,845	$1,653,040

See accompanying notes.

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the nine fiscal months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment. Under the revised guidance, the Company will have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The ASU is effective for annual and interim goodwill impairment tests beginning after January 1, 2012.  Early adoption is permitted.  The adoption of the ASU is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

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

Huntington Electric Inc.

On September 28, 2011, the Company acquired the resistor businesses of Huntington Electric, Inc., for approximately $19.3 million, net of cash acquired and subject to certain post closing adjustments.  For financial reporting purposes, the results of operations for these businesses have been included in the Resistors & Inductors segment from September 28, 2011.  The inclusion of these businesses did not have a material impact on the Company’s consolidated results for the third fiscal quarter of 2011.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $9.5 million related to this acquisition.  The goodwill associated with this transaction is deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets and the finalization of a working capital adjustment.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

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

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 1, 2011 and October 2, 2010 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various locations outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various locations where the Company operates.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10.0 million was recorded in the consolidated condensed statement of operations during the nine fiscal months ended October 1, 2011.

During the nine fiscal months ended October 1, 2011, the liabilities for unrecognized tax benefits increased by $2.9 million on a net basis, principally due to increases for positions taken during prior periods of $4.8 million, increases for positions taken during the current period of $0.9 million, and interest of $3.0 million, partially offset by decreases due to settlements of $5.4 million and foreign exchange effects of $0.4 million.  Tax expense recorded for uncertain tax positions for the nine fiscal months ended October 1, 2011 was $5.8 million, including the interest of $3.0 million.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 1, 2011	December 31, 2010

Credit facility	$180,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	98,068	96,640
Convertible senior debentures, due 2041	50,330	-
	423,440	431,682
Less current portion	-	-
	$423,440	$431,682

Amendment of Credit Facility

On September 8, 2011, Vishay entered into an amendment to its credit facility.  The amendment effectively permits up to $300 million of additional share repurchases, conditioned upon Vishay maintaining (i) a pro forma leverage ratio of 2.75 to 1.00, (ii) a pro forma interest expense coverage ratio of 2.00 to 1.00, and (iii) $400 million of available liquidity, as defined in the amendment.  Other significant terms and conditions of the credit agreement have not been changed.  The credit agreement, as amended, will expire on December 1, 2015.

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

The carrying values of the liability and equity components of the convertible debentures due 2041 are reflected in the Company’s consolidated condensed balance sheet as follows (in thousands):

October 1, 2011
Liability component:
Principal amount of the debentures	$150,000
Unamortized discount	(100,044)
Embedded derivative	374
Carrying value of liability component	$50,330

Equity component - net carrying value	$61,758

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

Interest expense related to the convertible debentures due 2041 is reflected on the consolidated condensed statements of operations as follows (in thousands):

	Fiscal quarter ended October 1, 2011	Nine fiscal months ended October 1, 2011
Contractual coupon interest	$844	$1,285
Non-cash amortization of debt discount	196	298
Non-cash amortization of deferred financing costs	12	18
Non-cash change in value of derivative liability	161	163
Total interest expense related to the debentures	$1,213	$1,764

Prior to February 15, 2041, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending October 1, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $24.73) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of October 1, 2011.

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

The carrying values of the liability and equity components of the convertible debentures due 2040 are reflected in the Company’s consolidated condensed balance sheets as follows (in thousands):

	October 1, 2011	December 31, 2010
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(177,529)	(178,679)
Embedded derivative	597	319
Carrying value of liability component	$98,068	$96,640

Equity component - net carrying value	$110,094	$110,094

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

Interest expense related to the convertible debentures due 2040 is reflected on the consolidated condensed statements of operations as follows (in thousands):

	Fiscal quarter ended October 1, 2011	Nine fiscal months ended October 1, 2011
Contractual coupon interest	$1,547	$4,641
Non-cash amortization of debt discount	391	1,150
Non-cash amortization of deferred financing costs	22	66
Non-cash change in value of derivative liability	270	278
Total interest expense related to the debentures	$2,230	$6,135

Repayment of Israeli Bank Loan

On October 1, 2010, Vishay repaid $10 million of the $13.5 million balance on an Israeli Bank Loan.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net earnings	$50,692	$90,152	$208,795	$212,756
Other comprehensive income (loss):
Foreign currency translation adjustment	(48,352)	61,476	16,067	(18,020)

Unrealized gain (loss) on available for sale securities	(605)	481	(845)	348

Pension and other postretirement adjustments	1,974	3,977	4,390	(1,021)

Total other comprehensive income (loss)	(46,983)	65,934	19,612	(18,693)

Comprehensive income	$3,709	$156,086	$228,407	$194,063

Less: Comprehensive income attributable to noncontrolling interests	205	353	926	878

Comprehensive income attributable to Vishay stockholders	$3,504	$155,733	$227,481	$193,185

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2011 and 2010 for the Company’s defined benefit pension plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 1, 2011		October 2, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$841	$-	$514
Interest cost	4,091	2,643	4,011	2,541
Expected return on plan assets	(4,770)	(397)	(4,525)	(340)
Amortization of prior service cost	554	-	631	-
Amortization of losses	2,256	253	2,329	42
Net periodic benefit cost	$2,131	$3,340	$2,446	$2,757

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2011 and October 2, 2010 for the Company’s defined benefit pension plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	October 1, 2011		October 2, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,517	$-	$2,048
Interest cost	12,240	7,884	12,068	8,104
Expected return on plan assets	(14,311)	(1,186)	(13,574)	(1,263)
Amortization of prior service cost	1,807	-	833	-
Amortization of losses	6,559	756	6,986	129
Curtailments and settlements	148	-	-	-
Net periodic benefit cost	$6,443	$9,971	$6,313	$9,018

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2011 and 2010 for the Company’s other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 1, 2011		October 2, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$19	$70	$19	$62
Interest cost	146	72	162	71
Amortization of prior service credit	(110)	-	(111)	-
Amortization of transition obligation	11	-	19	-
Amortization of gains	(61)	-	(59)	-
Net periodic benefit cost	$5	$142	$30	$133

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2011 and October 2, 2010 for the Company’s other postretirement benefit plans (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	October 1, 2011		October 2, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$58	$208	$76	$190
Interest cost	438	214	553	217
Amortization of prior service credit	(331)	-	(331)	-
Amortization of transition obligation	35	-	56	-
Amortization of gains	(183)	-	(161)	-
Net periodic benefit cost	$17	$422	$193	$407

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

The following table summarizes stock-based compensation expense recognized (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Stock options	$14	$168	$(111)	$522
Restricted stock units	1,356	512	5,995	1,324
Phantom stock units	-	-	222	175
Total	$1,370	$680	$6,106	$2,021

Stock-based compensation expense for the fiscal quarter and nine fiscal months ended October 1, 2011, as presented in the table above, includes amounts associated with the acceleration of vesting of awards upon the resignation of Vishay’s Chief Financial Officer, Dr. Lior Yahalomi.  The associated expense is reported as a component of the executive compensation charge reported in the accompanying consolidated condensed statement of operations.  In accordance with Dr. Yahalomi’s employment agreement, 18,438 RSUs held by Dr. Yahalomi immediately vested upon his resignation and 55,316 RSUs with performance-based vesting criteria will vest upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 29,459 unvested stock options held by Dr. Yahalomi was accelerated.  These options may be exercised by Dr. Yahalomi within one year from his resignation.

Stock-based compensation expense for the nine fiscal months ended October 1, 2011, as presented in the table above, also includes amounts associated with the acceleration of vesting of awards upon the death of Vishay’s Executive Chairman of the Board of Directors, Dr. Felix Zandman.  The associated expense is reported as a component of the executive compensation charge reported in the accompanying consolidated condensed statement of operations.  In accordance with Dr. Zandman’s employment agreement, 98,375 RSUs held by Dr. Zandman immediately vested and were contributed to his estate upon his death and 202,330 RSUs with performance-based vesting criteria will be contributed to his estate upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 77,334 unvested stock options held by Dr. Zandman at the time of his death was accelerated.  These options may be exercised by Dr. Zandman’s estate within one year from his death pursuant to the Company’s 2007 Stock Incentive Program (as amended, the “2007 Program”).

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 1, 2011 (dollars in thousands, amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$120	1.3
Restricted stock units	5,162	1.7
Phantom stock units	-	0.0
Total	$5,282

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

Option activity under the stock option plans as of October 1, 2011 and changes during the nine fiscal months then ended are presented below (number of options in thousands, contractual life in years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding:
January 1, 2011	1,254	$15.04
Granted	-	-
Exercised	(651)	14.87
Cancelled or forfeited	(219)	14.92
Outstanding at October 1, 2011	384	$15.40	2.07

Vested and expected to vest
at October 1, 2011	384	$15.40	2.07
Exercisable at October 1, 2011	323	$15.33	1.99

During the nine fiscal months ended October 1, 2011, 192,000 options vested.  At October 1, 2011, there are 61,000 unvested options outstanding, with a weighted average grant-date fair value of $9.96 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2011 of $8.36 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2011 is $11,000. This amount changes based on changes in the market value of the Company’s common stock.  During the nine fiscal months ended October 1, 2011, 651,000 options were exercised.  The total intrinsic value of options exercised during the nine fiscal months ended October 1, 2011 was approximately $1,693,000.

Restricted Stock Units

RSU activity under the 2007 Program as of October 1, 2011 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average grant date fair value per unit
Outstanding:
January 1, 2011	634	$9.61
Granted	423	16.57
Vested*	(145)	11.20
Cancelled or forfeited	-	-
Outstanding at October 1, 2011	912	$12.59

Expected to vest at October 1, 2011	912

____________________________
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

Vesting Date	Number of RSUs
January 1, 2013	324
January 1, 2014	233

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

Phantom stock units activity under the 2007 Program as of October 1, 2011 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant date fair value per unit
Outstanding:
January 1, 2011	116
Granted	15	$14.78
Redeemed for common stock	(44)
Outstanding at October 1, 2011	87

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

Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the amounts reported in these consolidated condensed financial statements for the nine fiscal months ended October 2, 2010.  Excluding the non-recurring costs of the spin-off incurred by Vishay, VPG contributed $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to Vishay’s results for the nine fiscal months ended October 2, 2010.

The following table sets forth business segment information (in thousands):

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Vishay Precision Group	Total

Fiscal quarter ended October 1, 2011:

Product Sales	$131,832	$150,993	$56,089	$155,273	$141,634	$-	$635,821
Royalty Revenues	34	-	30	1,764	-	-	$1,828
Total Revenue	$131,866	$150,993	$56,119	$157,037	$141,634	$-	$637,649

Gross Margin	$27,260	$35,783	$17,350	$51,650	$35,434	$-	$167,477

Fiscal quarter ended October 2, 2010:

Product Sales	$181,820	$157,193	$56,836	$157,172	$139,916	$-	$692,937
Royalty Revenues	145	-	-	1,283	-	-	$1,428
Total Revenue	$181,965	$157,193	$56,836	$158,455	$139,916	$-	$694,365

Gross Margin	$62,795	$40,017	$19,282	$55,907	$40,377	$-	$218,378

Nine fiscal months ended October 1, 2011:

Product Sales	$427,913	$480,023	$177,556	$494,622	$457,781	$-	$2,037,895
Royalty Revenues	196	-	72	4,475	-	-	$4,743
Total Revenue	$428,109	$480,023	$177,628	$499,097	$457,781	$-	$2,042,638

Gross Margin	$109,510	$118,622	$59,259	$171,764	$135,175	$-	$594,330

Nine fiscal months ended October 2, 2010:

Product Sales	$462,651	$448,465	$172,889	$456,570	$390,593	$101,089	$2,032,257
Royalty Revenues	193	-	60	3,970	-	-	$4,223
Total Revenue	$462,844	$448,465	$172,949	$460,540	$390,593	$101,089	$2,036,480

Gross Margin	$136,700	$103,528	$59,226	$162,713	$96,787	$37,030	$595,984

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Operating margin reconciliation:
MOSFETs	$17,314	$53,839	$79,246	$109,993
Diodes	29,220	34,363	99,228	86,319
Optoelectronic Components	13,869	16,516	48,556	50,631
Resistors & Inductors	44,917	48,604	150,778	142,341
Capacitors	29,415	35,438	116,332	80,311
Vishay Precision Group	-	-	-	18,949
Unallocated Selling, General, and Administrative Expenses	(57,529)	(57,857)	(175,342)	(191,189)
Executive Compensation Charges	(1,873)	-	(5,762)	-
Consolidated Operating Income	$75,333	$130,903	$313,036	$297,355

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Numerator:
Numerator for basic earnings per share:
Net earnings	$50,487	$89,799	$207,869	$211,878

Adjustment to the numerator for continuing operations and net earnings:

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	38	82	132	175

Numerator for diluted earnings per share:
Net earnings	$50,525	$89,881	$208,001	$212,053

Denominator:
Denominator for basic earnings per share:
Weighted average shares	157,149	186,648	161,061	186,652

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,176	6,176	8,368	6,176
Employee stock options	13	7	138	6
Other	470	231	472	246
Dilutive potential common shares	6,659	6,414	8,978	6,428

Denominator for diluted earnings per share:
Adjusted weighted average shares	163,808	193,062	170,039	193,080

Basic earnings per share attributable to Vishay stockholders	$0.32	$0.48	$1.29	$1.14

Diluted earnings per share attributable to Vishay stockholders	$0.31	$0.47	$1.22	$1.10

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	-	6,603	-
Convertible Senior Debentures, due 2041	7,885	-	4,072	-
Convertible Subordinated Notes, due 2023	-	29	-	68
Weighted average employee stock options	359	2,606	121	2,599
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	138	39	92	45

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of October 1, 2011, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

The Company waived its rights to settle the principal amount of the convertible subordinated notes, due 2023, in shares of Vishay common stock.  Accordingly, the notes were included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. If the average market price was less than $21.28, no shares were included in the diluted earnings per share computation.  The convertible subordinated notes were anti-dilutive for the fiscal quarter and nine fiscal months ended October 2, 2010 and therefore are not included in the computation of diluted earnings per share.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total Fair Value	Level 1	Level 2	Level 3
October 1, 2011:
Assets:
Assets held in rabbi trusts	$30,569	$19,839	$10,730	$-
Available for sale securities	$7,130	7,130	-	-
	$37,699	$26,969	$10,730	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(597)	$-	$-	$(597)
Embedded derivative - convertible debentures due 2041	$(374)	-	-	(374)
	$(971)	$-	$-	$(971)

December 31, 2010:
Assets:
Assets held in rabbi trusts	$25,585	$15,575	$10,010	$-
Available for sale securities	$5,736	5,736	-	-
	$31,321	$21,311	$10,010	$-
Liability:
Embedded derivative - convertible debentures due 2040	$(319)	-	-	(319)

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

The fair value of the long-term debt, excluding the derivative liability, at October 1, 2011 and December 31, 2010 is approximately $523.8 million and $624.8 million, respectively, compared to its carrying value, excluding the derivative liability, of $422.5 million and $431.4 million, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 11 – Commitments and Contingencies

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives.  Pursuant to Dr. Zandman’s amended and restated employment agreement entered into on May 13, 2009 (as amended, the “2009 Agreement”), his estate is entitled to receive annual payments of $10 million through 2014.  Dr. Zandman’s passing in June 2011 has no effect on the timing of these payments.  The compensation expense for these payments was recorded upon entering into the 2009 Agreement and is not affected by Dr. Zandman’s passing.   The purpose of the 2009 Agreement was to eliminate the right of Dr. Zandman to receive a royalty during the ten years following his termination of employment equal to 5% of gross sales, less returns and allowances, of Vishay products incorporating inventions and any other form of technology created, discovered or developed by him or under his direction.

The Company recognized compensation expense of $3,889,000 reported as a component of executive compensation charge in the accompanying consolidated condensed statement of operations for the nine fiscal months ended October 1, 2011 for other elements of compensation that accelerated upon the passing of Dr. Zandman.  (See also Note 7.)

The Company recognized compensation expense of $1,873,000 reported as a component of executive compensation charge in the accompanying consolidated condensed statement of operations for the fiscal quarter and nine fiscal months ended October 1, 2011 for elements of compensation payable to the Company’s former Chief Financial Officer, Dr. Lior Yahalomi, in connection with his resignation.  (See also Note 7.)

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

We are focused on enhancing stockholder value by buying back our stock and improving earnings per share.  In the fourth fiscal quarter of 2010 and second fiscal quarter of 2011, we completed the repurchase of 21.7 million shares of our common stock for $275 million and 8.6 million shares of our common stock for $150 million, respectively.  On September 8, 2011, we entered into an amendment to our credit facility that effectively permits us to repurchase up to $300 million of additional shares, conditioned upon maintaining specific pro forma financial ratios and a required minimal amount of available liquidity, as defined in the amendment. Beginning in 2012, our capacity to repurchase shares of stock will increase each quarter by an amount equal to 20% of net income.  We will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission ( the “SEC”) on February 25, 2011.  Despite uncertain short-term global economic conditions, we are confident of the long-term prospects of our business and the electronics industry in general.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”)  The sudden downturn in demand that much of our industry experienced in the third fiscal quarter has resulted in a reduction in nearly all key financial metrics compared with the prior year period.

Net revenues for the fiscal quarter ended October 1, 2011 were $637.6 million, compared to $694.4 million for the fiscal quarter ended October 2, 2010.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 1, 2011 were $50.5 million, or $0.31 per diluted share, compared to $89.8 million, or $0.47 per diluted share for the fiscal quarter ended October 2, 2010.

Net revenues for the nine fiscal months ended October 1, 2011 were $2,042.6 million, compared to $2,036.5 million for the nine fiscal months ended October 2, 2010.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 1, 2011 were $207.9 million, or $1.22 per diluted share, compared to $211.9 million, or $1.10 per diluted share for the nine fiscal months ended October 2, 2010.

The results of operations for the fiscal quarter and the nine fiscal months ended October 1, 2011 include a pretax charge of $1.9 million for elements of executive compensation payable upon the resignation of our former Chief Financial Officer, Dr. Lior Yahalomi.  The results of operations for the nine fiscal months ended October 1, 2011 also include a pretax charge of $3.9 million to accelerate the recognition of certain executive compensation upon the death of Dr. Zandman and $10.0 million of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010. The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.  There were no such reconciling items for the fiscal quarter and nine fiscal months ended October 2, 2010.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

GAAP net earnings attributable to Vishay stockholders	$50,487	$89,799	$207,869	$211,878

Reconciling items affecting operating margin:
Executive compensation charges	$1,873	$-	$5,762	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(684)	$-	$7,921	$-

Adjusted net earnings	$51,676	$89,799	$221,552	$211,878

Adjusted weighted average diluted shares outstanding	163,808	193,062	170,039	193,080

Adjusted earnings per diluted share *	$0.32	$0.47	$1.30	$1.10

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and nine fiscal months ended October 1, 2011 represent the effects of macroeconomic concerns, which reduced demand for our products in the third fiscal quarter, and the resulting quick adaptation of our manufacturing capacities in response thereto.  This period of macroeconomic concern followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.  Our results for the third fiscal quarter and nine fiscal months ended October 2, 2010 represent the continuation of the upturn of our business due to increased overall demand for electronic components over previous recent periods and the effects of the cost reductions initiated in the prior years that enabled us to achieve higher earnings than before the beginning of the global economic recession at the same sales volume.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2010 through the third fiscal quarter of 2011 (dollars in thousands):

	3rd Quarter 2010	4th Quarter 2010	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011

Net revenues	$694,365	$688,612	$695,151	$709,838	$637,649

Gross profit margin	31.5%	30.7%	30.9%	29.9%	26.3%

Operating margin	18.9%	17.5%	17.6%	16.3%	11.8%

End-of-period backlog	$1,009,900	$880,700	$911,600	$881,800	$655,200

Book-to-bill ratio	1.04	0.83	1.01	0.95	0.67

Inventory turnover	4.55	4.43	4.35	4.23	3.99

Change in ASP vs. prior quarter	2.0%	1.3%	-0.2%	-0.4%	-1.1%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Like many of the companies in our industry, we experienced a sudden downturn of demand in the third fiscal quarter of 2011 which led to a reduction of all key financial metrics compared to the prior fiscal quarters.  A reduction in consumer product demand and a slowing of distribution orders has reduced the backlog to a historically normal level.  Typical pricing pressure, particularly for our established semiconductor products, has resulted in a decrease in average selling prices versus the second fiscal quarter of 2011.  Despite the slight decline in average selling prices versus the second fiscal quarter of 2011, average selling prices remain stable versus the prior year period.  The sudden downturn in demand, lack of short-term orders, and an increased level of cancellations resulted in a decrease in net revenues over the prior year period and the previous fiscal quarters and net revenues not meeting the originally-anticipated range.

Lower sales volume and increasing metal prices led to a reduction in gross margins for the third fiscal quarter versus the prior year period and the previous fiscal quarters.

Due to the reduction in demand and slowing of distribution orders, the book-to-bill ratio decreased to 0.67 in the third fiscal quarter of 2011 from 0.95 in the second fiscal quarter of 2011.  The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.55 and 0.82, respectively, versus ratios of 0.94 and 0.96, respectively, during the second fiscal quarter of 2011.  Due to an expected continuation of the adaptation of orders and inventory levels mainly at distributors, we expect a further decline in revenue in the fourth fiscal quarter.

For the fourth fiscal quarter of 2011, we anticipate revenues of between $555 million and $595 million with a mainly volume-driven reduction in gross margin.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2010 through the third fiscal quarter of 2011 (dollars in thousands):

	3rd Quarter 2010	4th Quarter 2010	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011
MOSFETs
Net revenues	$181,965	$163,854	$142,998	$153,245	$131,866

Book-to-bill ratio	1.17	0.70	1.07	0.95	0.50

Gross profit margin	34.5%	32.0%	27.6%	27.9%	20.7%

Segment operating margin	29.6%	26.1%	20.6%	21.2%	13.1%

Diodes
Net revenues	$157,193	$147,889	$159,417	$169,613	$150,993

Book-to-bill ratio	0.91	0.88	1.00	0.97	0.62

Gross profit margin	25.5%	23.5%	24.6%	25.8%	23.7%

Segment operating margin	21.9%	19.5%	20.6%	21.9%	19.4%

Optoelectronic Components
Net revenues	$56,836	$53,549	$57,748	$63,761	$56,119

Book-to-bill ratio	0.86	0.99	1.13	0.86	0.77

Gross profit margin	33.9%	31.0%	34.5%	34.4%	30.9%

Segment operating margin	29.1%	25.1%	28.3%	28.7%	24.7%

Resistors & Inductors
Net revenues	$158,455	$167,764	$173,136	$168,924	$157,037

Book-to-bill ratio	1.01	0.84	0.94	0.99	0.85

Gross profit margin	35.3%	35.8%	35.3%	34.9%	32.9%

Segment operating margin	30.7%	31.8%	31.2%	30.6%	28.6%

Capacitors
Net revenues	$139,916	$155,556	$161,852	$154,295	$141,634

Book-to-bill ratio	1.11	0.85	1.00	0.89	0.65

Gross profit margin	28.9%	30.6%	34.0%	29.0%	25.0%

Segment operating margin	25.3%	26.6%	29.9%	25.0%	20.8%

__________________

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

On September 28, 2011, we acquired the resistor businesses of Huntington Electric, Inc., for approximately $19.3 million.  The businesses acquired will further enhance our broad resistor portfolio, particularly in the high power and high current ranges, as well as with resistor assemblies for industrial applications.  For financial reporting purposes, the results of operations for these businesses have been included in the Resistors & Inductors segment from September 28, 2011.

There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program.  This percentage was 75.5% at the end of the third fiscal quarter of 2011 as compared to 76.5% and 74.6% at the end of 2010 and 2009, respectively, and 57% when this program began in 2001.  We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

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

We did not initiate any new restructuring projects in 2010 or the first nine fiscal months of 2011 and thus did not record any restructuring and severance expenses during such periods.

Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate any material restructuring expenses in 2011.  Although we experienced lower demand in the third fiscal quarter, we currently plan to keep our trained workforce even at lower manufacturing activity levels by reducing hours and limiting the use of subcontractors and foundries.  However, the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

Our long-term strategy is to grow through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.  For this reason, we expect to have some level of future restructuring expenses due to acquisitions.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year.  While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.   The dollar generally has been weaker during the first nine fiscal months and third fiscal quarter of 2011 compared to the first nine fiscal months and third fiscal quarter of 2010, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the comparable prior year periods.  The dollar generally has been stronger during the third fiscal quarter of 2011 sequentially compared to the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for first nine fiscal months and third fiscal quarter of 2011 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Cost of products sold	73.7%	68.5%	70.9%	70.7%
Gross profit	26.3%	31.5%	29.1%	29.3%
Selling, general & administrative expenses	14.2%	12.6%	13.5%	14.7%
Operating income	11.8%	18.9%	15.3%	14.6%
Income before taxes and noncontrolling interest	11.3%	17.8%	14.7%	14.3%
Net earnings attributable to Vishay stockholders	7.9%	12.9%	10.2%	10.4%
________
Effective tax rate	29.4%	27.1%	30.5%	27.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$637,649	$694,365	$2,042,638	$2,036,480
Change versus comparable prior year period	$(56,716)		$6,158
Percentage change versus
comparable prior year period	-8.2%		0.3%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase (decrease) in volume	-10.7%	0.6%
Increase in average selling prices	0.2%	2.8%
Absence of VPG	0.0%	-5.0%
Foreign currency effects	2.7%	2.1%
Other	-0.4%	-0.2%
Net change	-8.2%	0.3%

The recovery of our business that we began experiencing in the second half of 2009 continued in the third fiscal quarter of 2010 due to historically high overall demand for electronic components, a favorable pricing environment,  and the effects of the cost reductions initiated in the prior years that enabled us to achieve our best results in ten years.  Our results for the fiscal quarter and nine fiscal months ended October 1, 2011 represent the effects of macroeconomic concerns, which reduced demand for our products in the third fiscal quarter, and the resulting quick adaptation of our manufacturing capacities in response thereto.  This period of macroeconomic concerns followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $63.3 million and $56.5 million for the nine fiscal months ended October 1, 2011 and October 2, 2010 respectively, or 3.0% and 2.7% of gross sales, respectively.  Actual credits issued under the programs during the nine fiscal months ended October 1, 2011 and October 2, 2010 were $62.7 million and $41.2 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $4.7 million and $4.2 million for the nine fiscal months ended October 1, 2011 and October 2, 2010, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended October 1, 2011 were 26.3% and 29.1%, respectively, versus 31.5% and 29.3%, respectively, for the comparable prior year periods.  The gross profit margin for the nine fiscal months ended October 2, 2010 was 28.9%, excluding VPG.  The decrease in gross profit margin for the fiscal quarter ended October 1, 2011 versus the fiscal quarter ended October 2, 2010 reflects a significant decrease in sales volume partially offset by modestly higher average selling prices.  The increase in gross profit margin, excluding VPG, for the nine months ended October 1, 2011 versus the nine months ended October 2, 2010 reflects increased average selling prices and manufacturing efficiencies from slightly higher volume.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$131,866	$181,965	$428,109	$462,844
Change versus comparable prior year period	$(50,099)		$(34,735)
Percentage change versus
comparable prior year period	-27.5%		-7.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-25.0%	-7.4%
Decrease in average selling prices	-5.4%	-0.8%
Foreign currency effects	0.8%	0.7%
Other	2.1%	0.0%
Net change	-27.5%	-7.5%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Gross profit margin	20.7%	34.5%	25.6%	29.5%

The MOSFETs segment was the segment most adversely affected by the decreased demand for consumer goods and the reduction in distribution orders.  The decrease in gross profit margin versus the fiscal quarter and nine fiscal months ended October 2, 2010 is primarily due to the decrease in sales volume and a reduction in average selling prices from the historically high prices of the previous periods.

The return of the typical pricing pressure for our established MOSFETs products has reduced average selling prices from the historically high levels experienced beginning in 2010.  We have experienced a normal price decline versus the prior year periods, but a significant decline versus the second fiscal quarter of 2011.  Based on a book-to-bill ratio of 0.50, high inventory levels at distribution, and decreased demand for consumer goods, we expect the fourth fiscal quarter of 2011 to be another difficult quarter for the MOSFETs segment.

The book-to-bill ratio has somewhat improved in the period subsequent to fiscal third quarter-end, but continues to be below 1.0.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$150,993	$157,193	$480,023	$448,465
Change versus comparable prior year period	$(6,200)		$31,558
Percentage change versus
comparable prior year period	-3.9%		7.0%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-5.5%	2.1%
Change in average selling prices	-0.7%	2.6%
Foreign currency effects	2.4%	2.1%
Other	-0.1%	0.2%
Net change	-3.9%	7.0%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Gross profit margin	23.7%	25.5%	24.7%	23.1%

The Diodes segment was adversely affected by the reduction in distribution orders. The decrease in gross profit margin versus the fiscal quarter ended October 2, 2010 is primarily due to the significant decrease in sales volume.  The increase in gross profit margin versus the nine fiscal months ended October 2, 2010 reflects higher volume, increased average selling prices, and foreign currency effects primarily in the first six fiscal months of 2011 versus 2010.

After a period of increasing average selling prices in 2010, typical pricing pressure for our established Diodes products has returned.  Average selling prices modestly declined versus the fiscal quarter ended October 2, 2010 and second fiscal quarter of 2011.  Average selling prices remain moderately higher versus the nine fiscal months ended October 2, 2010 due to the higher average selling prices in the first six fiscal months of 2011 versus 2010.  We expect results for the fourth fiscal quarter of 2011 to be negatively affected by a low book-to-bill ratio of 0.62 and low demand from distributors, despite a still high backlog.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$56,119	$56,836	$177,628	$172,949
Change versus comparable prior year period	$(717)		$4,679
Percentage change versus
comparable prior year period	-1.3%		2.7%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-1.1%	1.5%
Decrease in average selling prices	-3.6%	-1.4%
Foreign currency effects	3.7%	2.7%
Other	-0.3%	-0.1%
Net change	-1.3%	2.7%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Gross profit margin	30.9%	33.9%	33.4%	34.2%

The Optoelectronic Components segment was adversely affected by the decreased demand for consumer goods, but benefited from the continued strong demand from the automotive market.  The decrease in gross profit margin versus the fiscal quarter and nine fiscal months ended October 2, 2010 is primarily due to a reduction from historically high average selling prices versus the prior periods.

After a period of historically high average selling prices in 2010, typical pricing pressure for our established Optoelectronic Components products has returned.  Due to a low order volume, the backlog has returned to a normal level.  We expect results for the fourth fiscal quarter of 2011 to be negatively affected by a low book-to-bill ratio of 0.77 and low demand for consumer goods.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$157,037	$158,455	$499,097	$460,540
Change versus comparable prior year period	$(1,418)		$38,557
Percentage change versus
comparable prior year period	-0.9%		8.4%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-4.9%	4.4%
Increase in average selling prices	0.0%	0.3%
Foreign currency effects	4.0%	3.1%
Other	0.0%	0.6%
Net change	-0.9%	8.4%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Gross profit margin	32.9%	35.3%	34.4%	35.3%

The Resistors & Inductors segment was mostly unaffected by the sudden downturn in demand experienced by our other segments.  We further enhanced our resistors and inductors product portfolio in the third fiscal quarter by acquiring the resistors business of Huntington Electric, Inc.  Gross profit margin levels decreased slightly versus the excellent results of the fiscal quarter ended October 2, 2010 as well as the prior fiscal quarter of 2011 due to moderately lower sales volume.

Average selling prices remained relatively consistent versus the second fiscal quarter of 2011 and the prior year periods.  Based on continued strong demand from the automotive and industrial markets, we expect slightly lower segment net revenues in the fourth fiscal quarter of 2011.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$141,634	$139,916	$457,781	$390,593
Change versus comparable prior year period	$1,718		$67,188
Percentage change versus
comparable prior year period	1.2%		17.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-9.6%	1.7%
Increase in average selling prices	9.0%	11.8%
Foreign currency effects	3.6%	2.8%
Other	-1.8%	0.9%
Net change	1.2%	17.2%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Gross profit margin	25.0%	28.9%	29.5%	24.8%

After a phase of tight supply, the Capacitors segment was adversely affected by high inventory levels at distributors for the fiscal quarter and nine fiscal months ended October 1, 2011.  The decrease in gross profit margin versus the fiscal quarter ended October 2, 2010 is primarily due to the significant decrease in sales volume and higher metal costs.  The increase in gross profit margin versus the nine fiscal months ended October 2, 2010 reflects higher volume, increased average selling prices, and foreign currency effects primarily in the first six fiscal months of 2011 versus 2010, partially offset by higher metal costs.

Due to a low order volume, the backlog has returned to a normal level.  Average selling prices have stabilized versus the first fiscal quarter of 2011, but remain substantially higher than the prior year periods.  We expect results for the fourth fiscal quarter to be negatively affected by a low book-to-bill ratio of 0.65 and high inventory levels at distributors.

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010.  VPG net revenues and gross profit margin for the nine fiscal months ended October 2, 2010 that are included in our consolidated condensed results is as follows (dollars in thousands):

Nine fiscal months ended October 2, 2010

Net revenues	$101,089
Gross profit margin	36.6%

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Total SG&A expenses	$90,271	$87,475	$275,532	$298,629
as a percentage of revenues	14.2%	12.6%	13.5%	14.7%

VPG accounted for $35.4 million (including $8.4 million of costs associated with the spin-off) of SG&A expenses for the nine fiscal months ended October 2, 2010.  The overall increase in SG&A expenses, excluding VPG, is primarily attributable to foreign currency effects.  The change in SG&A as a percentage of revenues is primarily due to the change in revenues.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):
	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Amortization of intangible assets	$3,787	$4,511	$11,352	$15,241
Net (gain) loss on sales of assets	(143)	268	(1,073)	176
Costs associated with the VPG spin-off	-	300	-	8,400

Other Income (Expense)

Interest expense for the fiscal quarter and nine fiscal months ended October 1, 2011 increased by $2.8 million and $6.6 million, respectively, versus the comparable prior year periods.  The increase is primarily due to interest on the convertible senior debentures due 2040 and due 2041 that were issued on November 9, 2010 and May 13, 2011, respectively.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 1, 2011	October 2, 2010	Change

Foreign exchange gain (loss)	$(1,656)	$(5,612)	$3,956
Interest income	3,047	627	2,420
Other	399	269	130
	$1,790	$(4,716)	$6,506

	Nine fiscal months ended
	October 1, 2011	October 2, 2010	Change

Foreign exchange gain (loss)	$(6,269)	$(625)	$(5,644)
Interest income	7,195	1,805	5,390
Other	329	104	225
	$1,255	$1,284	$(29)

Income Taxes

For the fiscal quarter and nine fiscal months ended October 1, 2011, the effective tax rate was 29.4% and 30.5%, respectively, as compared to 27.1% and 27.0% for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

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

During the nine fiscal months ended October 1, 2011, the liabilities for unrecognized tax benefits increased by $2.9 million on a net basis, principally due to increases for positions taken during prior periods of $4.8 million, increases for positions taken during the current period of $0.9 million, and interest of $3.0 million, partially offset by decreases due to settlements of $5.4 million and foreign exchange effects of $0.4 million.  Tax expense recorded for uncertain tax positions for the nine fiscal months ended October 1, 2011 was $5.8 million, including the interest of $3.0 million.

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

We continued to generate strong cash flows from operations and free cash during the fiscal quarter and nine fiscal months ended October 1, 2011.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if, among other things, the current recovery stalls, does not continue as expected, or reverses.

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

We maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015.  The credit facility also provides for the ability for us to request up to $100 million of incremental commitments, subject to the satisfaction of certain conditions.  At October 1, 2011 and December 31, 2010, $180 million and $240 million, respectively, was outstanding under the credit facility.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our then current leverage ratio.  Based on our leverage ratio at July 2, 2011, borrowings bear interest at LIBOR plus 1.65%.  We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

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

The credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments.  On September 8, 2011, we entered into an amendment to our credit facility that effectively permits us to repurchase up to $300 million of additional shares, conditioned upon maintaining specific pro forma financial ratios and a required minimal amount of available liquidity, as defined in the amendment.  The credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all covenants at October 1, 2011.  Our interest expense coverage ratio and leverage ratio were 28.99 to 1 and 0.99 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at October 1, 2011 and December 31, 2010 (in thousands):

	October 1, 2011	December 31, 2010

Credit facility	$180,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	98,068	96,640
Convertible senior debentures, due 2041*	50,330	-
Total debt	423,440	431,682

Cash and cash equivalents	705,061	897,338
Short-term investments	329,912	-

Net cash and short-term investments (debt)	$611,533	$465,656

____________________________
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

Substantially all of our October 1, 2011 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of October 1, 2011 continued to be strong, with a current ratio (current assets to current liabilities) of 3.9 to 1, as compared to a ratio of 3.4 to 1 as of December 31, 2010.  This increase is primarily due to an increase in cash from operations and other changes in working capital.  Our ratio of total debt to Vishay stockholders’ equity was 0.26 to 1 at October 1, 2011 as compared to a ratio of 0.29 to 1 at December 31, 2010.  This decrease is primarily due to an increase in stockholder’s equity primarily driven by net earnings available to Vishay stockholders.

Cash flows provided by continuing operating activities were $287.8 million for the nine fiscal months ended October 1, 2011, as compared to cash flows provided by operations of $339.1 million for the nine fiscal months ended October 2, 2010.  This decrease is principally due to a greater increase in net working capital in the nine fiscal months ended October 1, 2011 and non-cash tax expenses recognized in the nine fiscal months ended October 2, 2010.

Cash paid for property and equipment for the nine fiscal months ended October 1, 2011 was $89.7 million, as compared to $80.1 million for the nine fiscal months ended October 2, 2010.  Despite some macroeconomic uncertainties, pursuant to our internal growth plan, we still expect capital spending of approximately $175 million in 2011, about 16% higher than originally expected, with a focus on capacity expansion for innovative MOSFETs, Trench diodes, power film capacitors, and power inductors technologies and products.  However, we expect reduced capital spending in 2012.

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year.  Accordingly, these investments are not classified as cash and cash equivalents on the accompanying consolidated condensed balance sheet.  The interest rates on these instruments average 1.8% and are approximately 90 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on the accompanying consolidated condensed statement of cash flows.

In December 2010, we borrowed $240 million under our revolving credit facility to repay the outstanding amounts under our previous credit facility.  We have not drawn any additional amounts on our credit facility and repaid $60 million on our credit facility during the nine fiscal months ended October 1, 2011.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $208.9 million and the highest amount outstanding on our credit facility at a month end was $240 million.

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

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K includes a table of contractual commitments as of December 31, 2010.  Except as described below, there were no material changes to these commitments during the nine fiscal months ended October 1, 2011.

The following tables represent our long-term debt obligations and expected cash requirements for interest as of October 1, 2011 and December 31, 2010, reflecting the issuance of $150 million principal amount of senior convertible debentures due 2041 and the repayment of $60 million on our credit facility during the second fiscal quarter of 2011 (see Note 4 to the consolidated condensed financial statements).

Contractual Obligations as of October 1, 2011 (in thousands):

		Payments due by period
	Total	2011	2012 - 2013	2014 - 2015	2016 and beyond

Long-term debt (1)	$700,042	$-	$-	$180,000	$520,042
Interest payments on long-term debt (2)	344,896	13,650	30,142	29,710	271,394

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040 and due 2041.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040 and due 2041.

Contractual Obligations as of December 31, 2010 (in thousands):

		Payments due by period
	Total	2011	2012 - 2013	2014 - 2015	2016 and beyond

Long-term debt (1)	$610,042	$-	$-	$240,000	$370,042
Interest payments on long-term debt (2)	243,402	12,737	25,474	25,474	179,717

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly the pace, continuation, and possible reversal of the recovery in the worldwide economy; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; uncertainty related to the effects of changes in foreign currency exchange rates; difficulties in implementing our cost management strategies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks since December 31, 2010.  For a discussion of our exposure to market risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. Currently, the holders of Class B common stock hold approximately 48.3% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.  As a result of the passing of our founder and Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) will control the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 81.9% of our Class B common stock, representing 39.7% of the total voting power of our capital stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Removed and Reserved

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

10.1
Second Amendment dated September 8, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 9, 2011.

10.2	Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.

10.3	Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul.

10.4	Compensation Matters Agreement, dated August 23, 2011, between Vishay Intertechnology, Inc. and Lori Lipcaman.

10.5	Separation Agreement, dated August 17, 2011, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.

10.6	General Release and Agreement, dated August 17, 2011, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.

31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

31.2
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lori Lipcaman, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Lori Lipcaman
Lori Lipcaman
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and
accounting officer)

Date:           November 1, 2011