Form 10-K
period 2011-12-31
VISHAY INTERTECHNOLOGY INC
filed 2012-02-23
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒                                                                           Non-accelerated filer ☐
Accelerated filer ☐                                                                           Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.70 on July 2, 2011), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,247,000,000.  There is no non-voting stock outstanding.

As of February 22, 2012, registrant had 144,910,898 shares of its common stock and 12,299,227 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III.

This page intentionally left blank.

Contents

This page intentionally left blank.

Contents

PART I
Item 1.	BUSINESS

Our Business

Vishay Intertechnology, Inc. (“Vishay,” the “Company,” “we,” “us,” or “our”) is a leading global manufacturer and supplier of discrete semiconductors and passive components. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistive products, capacitors, and inductors.  Discrete semiconductors and passive components are essential elements of virtually every type of electronic circuit. They support the microprocessor chips and other integrated circuits (“ICs”) that coordinate and control the functions of electronic devices and equipment.  We offer our customers “one-stop shop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

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

On July 6, 2010, we completed the spin-off of our measurements and foil resistor businesses into an independent, publicly-traded company named Vishay Precision Group, Inc. (“Vishay Precision Group” or “VPG”) through a tax- free stock dividend to our stockholders.

The Vishay Story

In the 1950’s, the late Dr. Felix Zandman, Vishay’s founder, was issued patents for his PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions.  His research in this area led him to develop Bulk Metal® foil resistors – ultra-precise, ultra-stable resistors with performance far beyond any other resistor available to date.

In 1962, Dr. Zandman, with the financial help of the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal foil resistors.  Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay.  Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress products, and strain gages.  These products became part of Vishay Precision Group, which was spun off on July 6, 2010.

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice.  In the early 1990’s, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon.  In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay’s global market position in passive components.  Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses.  These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; the wet tantalum capacitor business of KEMET Corporation in 2008; and the resistor businesses of Huntington Electric in 2011.  On January 13, 2012, we acquired HiRel Systems, a leading supplier of high reliability transformers, inductors, coils, and power conversion products.

Contents

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

On June 4, 2011, Dr. Felix Zandman passed away.  Dr. Zandman will never be forgotten as his legacy will live on across the world through all Vishay employees. We will continue to implement the vision, strategy, and culture articulated by Dr. Zandman as we continue to work tirelessly to enhance value for our stockholders. In accordance with our succession plan, Marc Zandman was elected as Executive Chairman of the Board.  Marc Zandman also succeeded Dr. Zandman as our Chief Business Development Officer. Dr. Gerald Paul continues to lead Vishay as our President and Chief Executive Officer.

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lancaster Avenue, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Our Competitive Strengths

Global Technology Leader

We were founded based on the inventions of Dr. Felix Zandman and we continue to emphasize technological innovation as a driver of growth.  Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Zandman, our engineers, and our scientists.  We are currently a worldwide technology and market leader in wirewound and other power resistors, leaded film resistors, thin film SMD resistors, wet and conformal-coated tantalum capacitors, capacitors for power electronics, power rectifiers, low-voltage power MOSFETs, and infrared components.

Research and Development Provides Customer-Driven Growth Solutions

We maintain strategically placed application and product support centers where proximity to customers and our manufacturing locations enables us to more easily gauge and satisfy the needs of local markets.  The breadth of our product portfolio along with the proximity of our field application engineers to customers provides increased opportunities to have our components selected and designed into new end products by customers in all relevant market segments.  We also maintain research and development personnel and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing processes and technologies. We have implemented a plan to grow our business and increase earnings per share, in part, through accelerating the development of new products and technologies and increasing design-in opportunities by expanding our technical resources for providing solutions to customers.

Operational Excellence

We are a leading manufacturer in our industry, with a broad product portfolio, access to a wide range of end markets and sales channels, and geographic diversity.  We have solid, well-established relationships with our customers and strong distribution channels.  Our senior management team is highly experienced, with deep industry knowledge.  Over the past two decades, our management team has successfully restructured our company and integrated several acquisitions.  We can adapt our operations to changing economic conditions, as demonstrated by the significant, rapid cost-cutting initiatives in response to the global economic recession of 2008-2009, our ability to significantly reduce working capital investment and continue to generate cash during the recession, and our ability to capitalize on improving market conditions following the global economic recession of 2008-2009.

Contents

Broad Market Penetration

We have the broadest product line of discrete semiconductors and passive components among our competitors.  Our broad product portfolio allows us to penetrate markets in all industry segments and all regions, which reduces our exposure to a particular end market or geographic location.  In 2011, we implemented a plan to grow our business and increase earnings per share, in part, through improving market penetration by expanding manufacturing facilities for our most successful products and developing markets for specialty products in Asia.  Our net revenues, excluding VPG, for the following applicable periods were attributable to customers in the following regions:

	Years Ended December 31,
	2011	2010	2009
Europe	40%	36%	37%
Asia	38%	41%	41%
Americas	22%	23%	22%

The share of net revenues, excluding VPG, by end market was as follows:

	Years Ended December 31,
	2011	2010	2009
Industrial	28%	24%	22%
Computing	18%	21%	19%
Automotive	18%	15%	15%
Telecommunications	12%	12%	16%
Power Supplies	8%	10%	9%
Consumer Products	7%	9%	11%
Military and Aerospace	6%	6%	5%
Medical	3%	3%	3%

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world’s largest manufacturers and suppliers of a broad line of electronic components.  We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service.  In 2011, we implemented a plan to grow our business and increase earnings per share, in part, through targeted acquisitions.  We often target high margin niche business acquisitions, such as Huntington Electric and HiRel Systems, which we acquired in 2011 and 2012, respectively.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash.”  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 15 years and “free cash” in excess of $80 million in each of the past 10 years.  We expect the benefits of our restructuring and other cost cutting measures in prior periods and continued cost control activities (see “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) will continue our strong “free cash” generation going forward.

Contents

Financial Strength and Flexibility

As of December 31, 2011, our cash and short-term investment balance exceeded our debt balance by $599 million.  We also maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015, of which $287 million was available as of December 31, 2011.  Our net cash position and short-term investment balance, available revolving commitment, and strong “free cash” flow generation provides financial strength and flexibility and reduces our exposure to future economic uncertainties.

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

Contents

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We expect to continue to use our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products.  Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

Cost Management

Over the past several years we implemented programs to optimize our labor distribution across the globe.  After successfully realigning our labor distribution, our focus is directed to controlling fixed costs and reducing variable costs.

Growth through Strategic Acquisitions

We expect to continue to expand within the electronic components industry, through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise.

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

The growth plan that we implemented in 2011 was designed based on the tenets of the key business strategies listed above.

Contents

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies.  Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment
MOSFETs	Film Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Metal Film Resistors
• Medium-Voltage TrenchFET® Power MOSFETs	• Thin Film Resistors
• High-Voltage Planar MOSFETs	• Thick Film Resistors
• High-Voltage Super Junction MOSFETs	• Metal Oxide Film Resistors
ICs	• Carbon Film Resistors
• Power ICs	Wirewound Resistors
• Analog Switches	Power Metal Strip® Resistors
Grid Resistors
Diodes Segment	Dynamic Braking Resistors
Rectifiers	Neutral Grounding Resistors
• Schottky Rectifiers	Custom Load Banks
• Ultra-Fast Recovery Rectifiers	Battery Management Shunts
• Standard and Fast Recovery Rectifiers	Chip Fuses
• High-Power Rectifiers/Diodes	Variable Resistors
Small-Signal Diodes	• Cermet Variable Resistors
• Schottky and Switching Diodes	• Wirewound Variable Resistors
• Zener Diodes	• Conductive Plastic Variable Resistors
• Tuner/Capacitance Diodes	Networks/Arrays
• Bandswitching Diodes	Non-Linear Resistors
• RF PIN Diodes	• NTC Thermistors
Protection Diodes	• PTC Thermistors
• TVS Diodes or TRANSZORB® (uni-directional, bi-	• Varistors
directional)	Magnetics
• ESD Protection Diodes (including array)	• Inductors
Thyristors/SCR	• Power Conversion Products
• Phase-Control Thyristors	• Coils
• Fast Thyristors	• Transformers
Power Modules	Connectors
• Input Modules (diodes and thyristors)
• Output & Switching Modules (contain MOSFETs, IGBTs,	Capacitors Segment
and diodes)	Tantalum Capacitors
• Custom Modules	• Molded Chip Tantalum Capacitors
• Coated Chip Tantalum Capacitors
Optoelectronic Components Segment	• Solid Through-Hole Tantalum Capacitors
Infrared Emitters and Detectors	• Wet Tantalum Capacitors
Optical Sensors	Ceramic Capacitors
Infrared Remote Control Receivers	• Multilayer Chip Capacitors
Optocouplers	• Disc Capacitors
• Phototransistor, Photodarlington	Film Capacitors
• Linear	Power Capacitors
• Phototriac	Heavy-Current Capacitors
• High Speed	Aluminum Capacitors
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

Contents

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

MOSFETs Segment

Our MOSFETs business is a growing business in both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix).  MOSFETs function as solid-state switches to control power in multiple applications, including mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems.  We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs.  Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices.  We are a recognized technology leader with a tradition of innovation in MOSFET wafer design, packaging, and performance.

Diodes Segment

Our Diodes business is a solid business with a strong market presence in both the commodity and non-commodity markets. The products that comprise our Diodes business represent our broadest product line and include rectifiers, small signal diodes, protection diodes, thyristors/SCRs and power modules. The primary application of rectifiers, found inside the power supplies of virtually all electronic equipment, is to derive DC power from the AC supply. Vishay is the worldwide leader in rectifiers, having a broad technology base and a good position in automotive, industrial, computing and consumer markets. Our rectifier innovations include TMBS® using Trench MOS barrier Schottky rectifier technology, which reduces power loss and improves the efficiency of end systems and eSMP®, the best in class high-current density surface mount packages. Our wide selection of small signal diodes consist of the following functions: switching, tuning, band-switching, RF attenuation and voltage regulation (Zener). They are available in various glass and plastic packaging options and generally are used in electronic circuits, where small currents and high frequencies are involved. Vishay is also one of the market leaders for TVS (transient voltage suppressor) diodes. The portfolio of protection diodes includes ESD protection and EMI filter. Our thyristors or SCR (silicon-controlled rectifiers) are very popular in the industrial high-voltage AC power control applications. The fast growing markets of solar inverter and HEV/EV are the focus of our power modules business (IGBT or MOSFET modules). These modules can be customized to fit in different customer design requirements.

Contents

Optoelectronics Components Segment

Our Optoelectronic Components business has a strong market presence in both the commodity and non-commodity markets.  Optoelectronic components emit light, detect light, or do both.  Our broad range of standard and customer specific optoelectronic components includes infrared (“IR”) emitters and detectors, IR remote control receivers, optocouplers, solid-state relays, optical sensors, light-emitting diodes (“LEDs”), 7-segment displays, and IR data transceiver modules (IrDA®).  Our IR remote control receivers are designed for use in infrared remote control, data transmission, and light barrier applications in end products including televisions, set-top boxes, notebook computers, and audio systems.  We are the leading manufacturer of IR remote control receivers.  Our optocouplers electrically isolate input and output signals. Uses include switch-mode power supplies, consumer electronics, telecommunications equipment, solar inverters, and industrial systems. Our IR data transceiver modules are used for short range, two-way, high-speed, and secure wireless data transfer between electronic devices such as home medical appliances, mobile phones, industrial data loggers, and metering.  Our LEDs are designed for backlighting and illumination in automotive and other applications. Our LEDs include ultra-bright as well as small surface-mount packages, with products available in all standard colors including white.

Passive components

Our passive components include resistors, capacitors, and magnetics such as inductors and transformers. Passive components are used to store electrical charges, to limit or resist electrical current, and to help in filtering, surge suppression, measurement, timing, and tuning applications.

Resistors and Inductors Segment

Our Resistors and Inductors business is our original business.  We maintain the broadest portfolio of resistor  products worldwide.  The business is solid, predictable, and growing at stable selling prices.  We are a market leader with a strong technology base, many specialty products, and strong brand recognition (Dale, Draloric, Beyschlag, Sfernice, Milwaukee, and Huntington).  We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products.  We do not aim to be the volume leader in commodity markets.

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

Inductors use an internal magnetic field to change AC current phase and resist AC current. Inductor applications include controlling AC current and voltage, filtering out unwanted electrical signals, and energy storage. Vishay inductor innovations include IHLP® low-profile, high-current inductor technology with industry-leading specifications, which is patented and generates royalty revenue. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module (“VRM”) and DC to DC converter applications.  In addition, we are a worldwide leader in custom magnetic solutions focusing on high performance and high reliability.

Contents

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

Military Qualifications

We have qualified certain of our products under various military specifications approved and monitored by United States government agencies, and under certain European military specifications. Qualification levels are based in part upon the rate of failure of products. In order to maintain the classification level of a product, we must continuously perform tests on the product and the results of these tests must be reported to the government agencies. If the product fails to meet the requirements for the applicable classification level, the product’s classification may be reduced to a lower level. During the time that the classification level is reduced for a product with military application, net revenues and earnings attributable to that product may be adversely affected.

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

In the United States, our manufacturing facilities are located in California, Illinois, Indiana, Nebraska, New York, Rhode Island, South Dakota, Vermont, and Wisconsin.  In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia.  In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic.  We have substantial manufacturing facilities in Israel (see “Israeli Government Incentives” below).  We also have manufacturing facilities in Austria, Hungary, Italy, Mexico, the Netherlands, Portugal, and the Philippines.  Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.  The recently acquired HiRel Systems manufacturing facilities are located in Minnesota, New Hampshire, Dominican Republic, and the People’s Republic of China.

Contents

The majority of our manufacturing operations have received ISO 9001 certification and others are actively pursuing such approval.  ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

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

The current benefits derived under these programs are not material to our consolidated results.  Because of our significant presence in Israel, the availability of these incentive programs could have a significant positive effect on us if we relocate manufacturing capacity or develop new product lines there.  However, there are no substantial plans that would allow us to earn additional benefits.  Effective January 2011, the corporate tax rate in Israel decreased.

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.  However, we have not experienced any material interruption in our Israeli operations during our 41 years of operations there, in spite of several Middle East crises, including wars.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components and monitor the backlog of outstanding orders for our products.

Contents

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

Customers and Marketing

We sell our products to original equipment manufacturers (“OEMs”), electronic manufacturing services (“EMS”) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies.  The distribution of sales by customer type for 2011 is shown below:

Distributors	56%
OEMs	38%
EMS companies	6%

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

We work with our customers so that our products are incorporated into the design of electronic equipment at the earliest stages of development and to provide technical and applications support.  In addition to our staff of direct field sales personnel, independent manufacturers’ representatives, and distributors, our Business Development group maintains teams of dedicated Field Application Engineers (“FAEs”) to assist our customers in solving technical problems and in developing products to meet specific customer application needs using our entire product portfolio to provide support for our customers’ engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computing, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay “design-in” – the process by which our customers specify a Vishay component in their  products – this program offers our customers enhanced access to all Vishay technologies while at the same time increasing design wins, and ultimately sales, for us. Most importantly, the process is closely monitored via a proprietary database developed by our Business Development group. Our database captures specific design activities and allows for real-time measurement of new business potential for our management team.

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products.  With selected customers, we have signed longer term (greater than one year) contracts for specific products.  Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  No single customer comprises more than 10% of our total net revenues.

In certain areas we also work with sales representatives.  The commission expense for these sales representatives is not material.

Contents

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers.  Our primary competitors by product type include:

•	MOSFETs: Fairchild Semiconductor, Infineon, International Rectifier, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

•	Diodes: Fairchild Semiconductor, Infineon, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

•	Optoelectronic Components: Avago, Rohm, Sharp, Toshiba.

•	Resistors and Inductors: KOA, Panasonic, Rohm, TDK-EPCOS, Yageo.

•	Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, TDK-EPCOS, Yageo.

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

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Felix Zandman, our engineers, and our scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Italy, Israel, the People’s Republic of China, France, and the Republic of China (Taiwan).

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

Contents

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

Contents

Employees

As of December 31, 2011, we employed approximately 20,900 full time employees, of whom approximately 89% were located outside the United States.  The recent acquisition of HiRel Systems adds approximately 1,000 full time employees, of whom approximately 75% are located outside of the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel.  Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

The following corporate governance related documents are also available on our website:

•	Corporate Governance Principles
•	Code of Business Conduct and Ethics
•	Code of Ethics Applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
•	Audit Committee Charter
•	Nominating and Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Strategic Affairs Committee Charter
•	Policy on Director Attendance at Annual Meetings
•	Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
•	Procedures for Securityholders’ Submissions of Nominating Recommendations
•	Securityholder Communications with Directors and Interested Party Communication with Non-Management Directors
•	Whistleblower and Ethics Hotline Procedures
•	Related Party Transaction Policy

To view these documents, access ir.vishay.com and click on “Corporate Governance.”

Any of the above documents can also be obtained in print by any stockholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Vishay Intertechnology, Inc.
63 Lancaster Avenue
Malvern, PA 19355-2143

Contents

Item 1A.	RISK FACTORS

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated. Set forth below are important factors that could cause our results, performance, or achievements to differ materially from those in any forward-looking statements made by us or on our behalf.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Our long-term strategy includes growing through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.  For this reason, we expect to have some level of future restructuring expenses due to acquisitions.

To remain competitive, particularly when business conditions are difficult, we also attempt to reduce our cost structure by restructuring our existing businesses, where we seek to eliminate redundant facilities and staff positions and move operations, where possible, to jurisdictions with lower labor costs.  Our business is cyclical, and in periods of a rising economy we may experience intense demand for our products.  If our restructuring activities result in us not being able to satisfy the intense demand from our customers during a rising economy and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. Despite the plan we adopted in 2011 to continue to grow, in part, through targeted acquisitions, we may be unable to continue to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. Also, if an acquired business fails to operate as anticipated or cannot be successfully integrated with our other businesses, our results of operations, financial condition, enterprise value, market value, and prospects could all be materially adversely affected.

Contents

Significant fluctuations in interest rates could adversely affect our results of operations and financial position.

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances.  Our credit facility and our exchangeable unsecured notes due 2102 bear interest at variable rates based on LIBOR.  A significant increase in LIBOR would significantly increase our interest expense.  A general increase in interest rates would be largely offset by an increase in interest income earned on our cash and short-term investment balances, which are currently greater than our debt balances.  However, there can be no assurance that the interest rate earned on cash and short-term investment balances will move in tandem with the interest rate paid on our variable rate debt.

Our debt levels have increased and may continue to increase, which could adversely affect the perception in the financial markets of our financial condition.

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $399 million as of December 31, 2011, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized.  Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

Future acquisitions could require us to issue additional indebtedness or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria. Under our existing credit facility, we are required to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios.  We cannot make any assurances that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

Our existing credit facility restricts our current and future operations and requires compliance with certain financial covenants.

Our existing credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments.  Our existing credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios.  If we are not in compliance with all of such covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.  Additionally, our exchangeable unsecured notes due 2102 and our convertible senior debentures due 2040 and due 2041 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

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

Contents

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

From time to time there have been short-term market shortages of certain raw materials used in our products. While these shortages have not historically adversely affected our ability to increase production of products containing these materials, they have historically resulted in higher raw material costs for us. We cannot make any assurances that any of these market shortages in the future would not adversely affect our ability to increase production, particularly during periods of growing demand for our products.  To assure availability of raw materials in times of shortage, we may enter into long-term supply contracts for these materials, which may prove costly, unnecessary, and burdensome when the shortage abates.

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

Protection of intellectual property often involves complex legal and factual issues.  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We have applied, and will continue to apply, for patents covering our technologies and products, as we deem appropriate.  However, our applications may not result in issued patents.  Also, our existing patents and any future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products.  Others may independently develop similar or alternative technologies, design around our patented technologies, or may challenge or seek to invalidate our patents.  Also, the legal system in certain countries in which we operate may not provide sufficient, or may alter existing, intellectual property legal protections and remedies.

Contents

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

Our operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities. Nevertheless, we have in the past and may in the future inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines, or otherwise incur environmental liabilities. We are involved in remediation programs and related litigation at various current and former properties and at third-party disposal sites both within and outside of the U.S., including involvement as a potentially responsible party at Superfund sites.  Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition, future developments, including related to our remediation programs, or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our results of operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

Contents

Our products are sold to or used in goods sold to the U.S. government and other governments.  By virtue of such sales, we are subject to various regulatory requirements and risks in the event of non-compliance.

We sell products under prime and subprime contracts with the U.S. government and other governments.  Many of these products are used in military applications.  Government contractors must comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, impact our performance and compliance costs.  Failure to comply with these regulations and requirements could result in contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

We have qualified certain of our products under various military specifications approved and monitored by the United States Defense Electronic Supply Center and under certain European military specifications. These products are assigned certain classification levels. In order to maintain the classification level of a product, we must continuously perform tests on the products and the results of these tests must be reported to governmental agencies. If a product fails to meet the requirements of the applicable classification level, its classification may be reduced to a lower level. A decrease in the classification level for a product with a military application could have an adverse impact on the net revenues and earnings attributable to that product.

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

Interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business.  Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues or energy blackouts could have a material adverse impact on our operations and results of operations.  Such network disruption could result in a loss of our intellectual property or the release of sensitive competitive information or customer or employee personal data.  Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches.  We have implemented protective measures to prevent against and limit the effects of system or network disruptions, but there can be no assurance that such measures will be sufficient to prevent or limit the damage from any future disruptions and any such disruption could have a material adverse impact on our business and results of operations.

Third-party service providers, such as foundries, subcontractors, distributors, and vendors have access to certain portions of our sensitive data.  In the event that these service providers do not properly safeguard our data that they hold, security breaches and loss of our data could result.  Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.

Contents
Risks relating to Vishay’s operations outside the United States

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have substantial operations outside the United States, and approximately 78% of our revenues during 2011 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 41 years, where we have substantial manufacturing operations.  Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Our global operations are subject to extensive anti-corruption laws and regulations.

The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations.  Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in a material adverse effect on our reputation, business and results of operations or financial condition.

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

We attempt to improve profitability by controlling labor costs, but these activities could result in labor unrest or considerable expense.

Historically, our primary labor cost controlling strategy was to transfer manufacturing operations to countries with lower production costs, such as the Czech Republic, India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines.  Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate transferring any significant existing operations to lower-labor-cost countries; however, acquired operations may be transferred to lower-labor-cost countries when integrated into Vishay.  Currently, our primary labor cost controlling strategy involves reducing hours and limiting the use of subcontractors and foundries when demand for our products decreases.  Shifting operations to lower-labor-cost countries, reducing hours, or limiting subcontractors and foundries could result in production inefficiencies, higher costs, and/or strikes or other types of labor unrest.

Contents

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures.  As of December 31, 2011, we did not have any outstanding foreign currency forward exchange contracts.

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

Approximately 88% of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2011, $875.1 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely.  Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings.  If cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31,2011, the holders of Class B common stock held approximately 48.3% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 81.9% of our Class B common stock, representing 39.7% of the total voting power of our capital stock as of December 31, 2011.

Contents

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

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt.  We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock.  As a result of the passing of our founder and Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 81.9% of our Class B common stock, representing 39.7% of the total voting power of our capital stock as of December 31, 2011.  Such holders may exert considerable influence over the Company’s policies, business and affairs, and in any corporate transaction or other matter, including those described above.  If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders.  Any resulting reluctance to issue additional shares could impede our future growth.

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

Contents

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

VPG has a worldwide, perpetual and royalty-free license from us to use the “Vishay” mark as part of its corporate name and in connection with the manufacture, sale, and marketing of the products and services that comprise its measurements and foil resistors businesses.  The license of the Vishay name to VPG is important because we anticipate that the success of VPG will depend in no small measure on the reputation of the Vishay brand for these products and services built over many years.  Nonetheless, there exists the risk that the use by VPG could cause confusion in the marketplace over the products of the two companies, and that any negative publicity associated with a product or service of VPG following the spin-off could be mistakenly attributed to our company.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Contents

Item 2.	PROPERTIES

At December 31, 2011, our business had 45 manufacturing locations.  Our manufacturing facilities include owned and leased locations.  Some locations include both owned and leased facilities in the same location.  The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities.  See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)
United States
Santa Clara, CA	MOSFETs	227,000
Columbus, NE	Resistors & Inductors	158,000
Yankton, SD	Resistors & Inductors	58,000
Warwick, RI	Resistors & Inductors	55,000
Bennington, VT	Capacitors	54,000
Niagara Falls, NY	Resistors & Inductors	38,000

Non-U.S.
Israel
Dimona	Resistors & Inductors and Capacitors	404,000
Migdal Ha’Emek	Resistors & Inductors and Capacitors	288,000
Be’er Sheva	Resistors & Inductors and Capacitors	276,000
People’s Republic of China
Tianjin	Diodes	374,000
Shanghai	Optoelectronic Components	195,000
Xi’an	MOSFETS and Diodes	121,000
Germany
Selb	Resistors & Inductors and Capacitors	306,000
Heide	Resistors & Inductors	161,000
Landshut	Capacitors	72,000
Fichtelberg	Resistors & Inductors	24,000
Czech Republic
Blatna	Capacitors	191,000
Dolni Rychnov	Resistors & Inductors and Capacitors	182,000
Prachatice	Resistors & Inductors	91,000
Volary	Resistors & Inductors	35,000
Melaka, Malaysia	Optoelectronic Components	480,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	52,000
Loni, India	Resistors & Inductors and Capacitors	350,000
Zwolle, Netherlands	Capacitors	283,000
France
Nice	Resistors & Inductors	215,000
Heyres	Resistors & Inductors	65,000

Contents
Owned Locations (continued)	Business Segment	Approx. Available Space (Square Feet)
Famalicao, Portugal	Capacitors	167,000
Vocklabruck, Austria	Diodes	153,000
Manila, Philippines	Diodes and Optoelectronic Components	144,000
Turin, Italy	Diodes	127,000
Budapest, Hungary	Diodes	116,000
Juarez, Mexico	Resistors & Inductors	57,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)
United States
Ontario, CA	Resistors & Inductors	46,000
Milwaukee, WI	Resistors & Inductors	42,000
Addison, IL	Resistors & Inductors	19,000
Huntington, IN	Resistors & Inductors	16,000

Non-U.S.
People’s Republic of China
Danshui	Capacitors	446,000
Shanghai	MOSFETS	217,000
Klagenfurt, Austria	Capacitors	130,000
Juarez, Mexico	Resistors and Inductors	128,000
Germany
Heilbronn	Diodes and Optoelectronic Components	48,000
Itzehoe	MOSFETs	27,000
Mumbai, India	Diodes	34,000
Prestice, Czech Republic	Resistors & Inductors	13,000

The recently acquired HiRel Systems manufacturing facilities include one owned facility in the United States, two leased facilities in the United States, one leased facility in the Dominican Republic, and one leased facility in the People’s Republic of China.

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

Contents

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

Siliconix Stockholder Matters

Proctor Litigation

In January 2005, an amended class action complaint was filed in the Superior Court of California on behalf of all non-Vishay stockholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, former Executive Chairman and Chief Technical and Business Development Officer of Vishay, and as a nominal defendant, Siliconix.  The suit made various claims against Vishay and the other defendants for actions allegedly taken in respect of Siliconix during the period when Vishay owned an 80.4% interest in Siliconix.  The action, which we refer to as the Proctor litigation on account of the lead plaintiff, sought injunctive relief and unspecified damages.

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

In June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The plaintiffs appealed to the Ninth Circuit Court of Appeals and on October 9, 2009, the Court of Appeals affirmed the dismissal of Proctor’s class action claim and remanded the remaining two claims to state court. On July 26, 2011, the Superior Court dismissed the remaining claims against Vishay with prejudice.  On September 20, 2011, the plaintiffs filed a notice of appeal.

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

None.

Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 23, 2012:

Name	Age	Positions Held
Marc Zandman*	50	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	63	Chief Executive Officer, President, and Director
Lori Lipcaman	53	Executive Vice President and Chief Financial Officer
Dieter Wunderlich	59	Executive Vice President and Chief Operating Officer
Johan Vandoorn	54	Executive Vice President and Chief Technical Officer
David Valletta	51	Executive Vice President Worldwide Sales

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011.  Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 31.0% of the total voting power of our capital stock as of December 31, 2011. He also is Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Lori Lipcaman was appointed Executive Vice President and Chief Financial Officer of the Company effective September 1, 2011. Ms. Lipcaman had been appointed Executive Vice President Finance and Chief Accounting Officer in September 2008. Previously, she served as Vishay’s Corporate Senior Vice President, Operations Controller, from March 1998 to September 2008. Prior to that, she served in various positions of increasing responsibility in finance and controlling since joining the Company in May 1989.

Dieter Wunderlich was appointed Executive Vice President and Chief Operating Officer effective August 1, 2011.  Mr. Wunderlich has served as Vishay’s Executive Vice President – Semiconductors since 2009. Mr. Wunderlich has held various positions of increasing responsibility since Vishay’s acquisition of Draloric Electronic GmbH (“Draloric”) in 1987. Mr. Wunderlich’s experience with Vishay includes worldwide or regional operations leadership roles within each of Vishay’s five business reporting segments. Mr. Wunderlich had been employed by Draloric since 1975.

Johan Vandoorn was appointed Executive Vice President and Chief Technical Officer effective August 1, 2011.  Mr. Vandoorn has served as Vishay’s Executive Vice President – Passive Components since 2006, and continues to serve in that role as well as be responsible for Vishay’s technical development and internal growth programs. Mr. Vandoorn has held various positions of increasing responsibility since Vishay’s acquisition of BCcomponents Holdings BV (“BCcomponents”) in 2002. Mr. Vandoorn had been Vice President – Global Operations of BCcomponents from 2000 until its acquisition by Vishay, and previously worked for Philips Components (“Philips”) from 1980 until Philips sold the BCcomponents business to a private equity firm in 1998.

Contents

David Valletta serves as Vishay’s Executive Vice President – Worldwide Sales, a position he has held since 2007. Mr. Valletta has held various positions of increasing responsibility since Vishay’s acquisition of Vitramon in 1994. Prior to joining Vitramon, Mr. Valletta also worked for AVX Corporation. His experience with Vishay includes various positions within the Americas region in direct and distribution sales management and global sales responsibility for the Company’s key strategic customers.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. We do not currently pay cash dividends on our capital stock.  In addition, we are restricted from paying cash dividends under the terms of our revolving credit agreement. See Note 6 to our consolidated financial statements. Holders of record of our common stock totaled approximately 1,300 at February 22, 2012.  Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock.

	2011			2010
	High	Low		High	Low
Fourth quarter	$11.60	$7.94	Fourth quarter	$15.62	$9.29
Third quarter	$16.29	$8.33	Third quarter	$9.92	$6.85
Second quarter	$19.36	$13.64	Second quarter	$11.33	$7.00
First quarter	$18.99	$14.62	First quarter	$11.10	$7.53

At February 22, 2012, we had outstanding 12,299,227 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.6% of our Class B common stock, representing 41.2% of the total voting power of our capital stock.

Contents

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and a peer group of companies selected by our management.  The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.*  Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2006 and assumes that all dividends were reinvested.  The cash equivalent of the shares received in the spin-off of VPG are included in Vishay’s results below.

		INDEXED RETURNS
	Base	Years Ending December 31,
	Period
Company Name / Index	2006	2007	2008	2009	2010	2011
Vishay Intertechnology, Inc.	100	84.27	25.26	61.67	117.88	72.19
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P MidCap 400 Index	100	107.98	68.86	94.60	119.80	117.72
Peer Group*	100	95.56	39.21	78.79	101.02	76.45
____________
*	AVX Corporation, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Contents

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Statement of Operations Data:
Net revenues	$2,594,029	$2,725,092	$2,042,033	$2,822,211	$2,833,266
Costs of products sold	1,874,043	1,917,607	1,653,872	2,219,220	2,138,438
Loss on purchase commitments	-	-	-	6,024	-
Gross profit	719,986	807,485	388,161	596,967	694,828

Selling, general, and administrative expenses	367,623	389,547	359,162	450,879	439,017
Executive compensation charges	5,762	-	57,824	-	-
Restructuring and severance costs	-	-	37,874	62,537	14,681
Asset write-downs	-	-	681	5,073	3,869
Impairment of goodwill and indefinite-lived intangibles	-	-	-	1,723,174	-
Unusual items	-	-	(28,195)	4,000	18,893
Operating income (loss)	346,601	417,938	(39,185)	(1,648,696)	218,368

Other income (expense)
Interest income (expense)	(19,277)	(11,036)	(10,321)	(38,668)	(51,976)
Other	3,792	(1,369)	9,791	14,876	15,948
Total other income (expense)	(15,485)	(12,405)	(530)	(23,792)	(36,028)
Income (loss) from continuing operations
before taxes and noncontrolling interest	331,116	405,533	(39,715)	(1,672,488)	182,340
Income taxes	91,119	45,240	16,800	11,187	64,133
Income (loss) from continuing operations	239,997	360,293	(56,515)	(1,683,675)	118,207
Loss from discontinued operations, net of tax	-	-	-	(47,826)	(9,587)
Net earnings (loss)	239,997	360,293	(56,515)	(1,731,501)	108,620
Noncontrolling interest	1,176	1,187	673	718	1,180
Net earnings (loss) attributable to Vishay stockholders	$238,821	$359,106	$(57,188)	$(1,732,219)	$107,440

Income (loss) from continuing operations attributable to Vishay stockholders, net of tax	$238,821	$359,106	$(57,188)	$(1,684,393)	$117,027

Basic earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.49	$1.96	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$-	$-	$(0.26)	$(0.05)
Net earnings (loss)	$1.49	$1.96	$(0.31)	$(9.29)	$0.58

Diluted earnings (loss) per share attributable to Vishay stockholders:*
Continuing operations	$1.42	$1.89	$(0.31)	$(9.04)	$0.63
Discontinued operations	$-	$-	$-	$(0.26)	$(0.05)
Net earnings (loss)	$1.42	$1.89	$(0.31)	$(9.29)	$0.58

Weighted average shares outstanding – basic	160,094	183,618	186,605	186,403	185,646
Weighted average shares outstanding – diluted	168,514	190,227	186,605	186,403	192,351

Balance Sheet Data:
Total assets	$2,993,730	$2,966,093	$2,719,546	$2,815,960	4,995,235
Long-term debt, less current portion	399,054	431,682	320,052	333,631	607,237
Working capital	1,390,888	1,267,343	1,000,042	866,405	1,145,873
Total Vishay stockholders’ equity	1,603,006	1,491,731	1,516,446	1,544,858	3,356,775

* May not add due to rounding.
_________________________________________________________

Contents

(1)
Includes the results of the resistor businesses of Huntington Electric from September 28, 2011.  Also includes net pretax charges of $5,762,000 to accelerate the recognition of certain executive compensation expenses upon the passing of our founder and former Executive Chairman of the Board, Dr. Zandman, and for elements of executive compensation payable upon the resignation of our former Chief Financial Officer, Dr. Lior Yahalomi.  Also includes $10,024,000 of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010 and $6,538,000 of one-time tax benefits recorded in the fourth fiscal quarter primarily related to the release of deferred tax valuation allowances in various jurisdictions. These items, net of their related tax consequences, had a negative $0.04 effect on earnings per share from continuing operations attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(2)
Includes the results of operations of VPG through the date of the spin-off, July 6, 2010.  VPG contributed $101,089,000 of net revenues, $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to our results in 2010.  Also includes a $59,484,000 one-time tax benefit recorded in the fourth fiscal quarter of 2010, which had a $0.31 effect on earnings per share from continuing operations attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(3)
Includes net pretax charges of $96,379,000 for restructuring and severance costs, asset write-downs, and executive compensation charges.  These charges were partially offset by a $28,195,000 settlement agreement gain.  These items, net of their related tax consequences, had a negative $0.33 effect on earnings per share from continuing operations attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements. VPG contributed $171,991,000 of net revenues, $6,778,000 of income before taxes, $1,704,000 of net earnings attributable to Vishay stockholders, and $0.01 per share attributable to Vishay stockholders to our results in 2009.

(4)
Includes the results of Vishay Transducers India Limited from June 30, 2008, of Powertron GmbH from July 23, 2008, and of the wet tantalum business of KEMET Corporation from September 15, 2008.  Also includes net pretax charges of $1,796,298,000 for impairment of goodwill and indefinite-lived intangible assets, restructuring and severance costs, asset write-downs, terminated tender offer expenses, and losses on adverse purchase commitments, partially offset by a gain on sale of a building.  Also includes additional tax expenses for one-time tax items totaling $36,935,000.  These items, net of their related tax consequences, had a negative $9.49 effect on earnings per share from continuing operations attributable to Vishay stockholders.  VPG contributed $241,700,000 of net revenues, $(68,426,000) of loss before taxes, $(74,130,000) of net loss attributable to Vishay stockholders, and $(0.39) per share attributable to Vishay stockholders to our results in 2008.  VPG represented $93,465,000 of the goodwill impairment charge.

(5)
Includes the results of the Power Control Systems business from April 1, 2007 and PM Group from April 19, 2007.  Also includes net pretax charges of $34,325,000 for restructuring and severance costs, asset write-downs, and a contract termination charge. These charges were partially offset by a gain on sale of a building.  These items and their related tax consequences, net of additional tax expenses for changes in uncertain tax positions and valuation allowances, had a negative $0.22 effect on earnings per share attributable to Vishay stockholders.  VPG contributed $239,036,000 of net revenues, $36,632,000 of income before taxes, $27,692,000 of net earnings attributable to Vishay stockholders, and $0.15 per diluted share attributable to Vishay stockholders to our results in 2007.

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

Contents

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vishay Intertechnology, Inc. is a global manufacturer and supplier of semiconductors and passive components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Discrete semiconductors and passive components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronic products, telecommunications, power supplies, military/aerospace, and medical industries.

On July 6, 2010, we completed the spin-off of Vishay Precision Group, Inc. (“VPG”) through a tax-free stock dividend to our stockholders.  Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.  Until July 6, 2010, VPG was part of Vishay and its results of operations and cash flows are included in the balances reported in our consolidated financial statements for periods prior to the spin-off.

Prior to the completion of the spin-off of VPG, we operated in six product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, Capacitors, and Vishay Precision Group.  Following the spin-off we operate in five product segments.

On June 4, 2011, Dr. Felix Zandman, our founder and Executive Chairman of the Board of Directors, Chief Technical Officer, and Chief Business Development Officer, passed away. Dr. Zandman will never be forgotten as his legacy will live on across the world through all Vishay employees. We will continue to implement the vision, strategy, and culture articulated by Dr. Zandman as we continue to work tirelessly to enhance value for our stockholders.   In accordance with our succession plan, Marc Zandman was elected as Executive Chairman of the Board.  Marc Zandman also succeeded Dr. Zandman as our Chief Business Development Officer. Dr. Gerald Paul will continue leading Vishay as our President and Chief Executive Officer.

Since 1985, we have pursued a business strategy of growth through acquisitions and focused research and development.  Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive components.  We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

We are focused on enhancing stockholder value by repurchasing our stock and improving earnings per share.  In the fourth fiscal quarter of 2010 and second fiscal quarter of 2011, we completed the repurchase of 21.7 million shares of our common stock for $275 million and 8.6 million shares of our common stock for $150 million, respectively.  On September 8, 2011, we entered into an amendment to our credit facility that effectively permits us to repurchase up to $300 million of additional shares, conditioned upon maintaining specific pro forma financial ratios and a required minimal amount of available liquidity, as defined in the amendment. Beginning in 2012, our capacity to repurchase shares of stock will increase each quarter by an amount equal to 20% of net income.  We will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.  Despite uncertain short-term global economic conditions, we are confident of the long-term prospects of our business and the electronics industry in general.

Contents

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”)  The downturn in demand that much of our industry experienced in the last six fiscal months of 2011 has resulted in a reduction in nearly all key financial metrics compared with the prior year.

Net revenues for the year ended December 31, 2011 were $2.594 billion, compared to net revenues of $2.725 billion and $2.042 billion for the years ended December 31, 2010 and 2009, respectively.  The net earnings attributable to Vishay stockholders for the year ended December 31, 2011 was $238.8 million, or $1.42 per diluted share, compared to net earnings attributable to Vishay stockholders of $359.1 million, or $1.89 per share, and a net loss attributable to Vishay stockholders of $57.2 million, or $0.31 per share, for the years ended December 31, 2010 and 2009, respectively.

The results of operations for the year ended December 31, 2011 include a pretax charge of $3.9 million to accelerate the recognition of certain executive compensation upon the passing of Dr. Zandman, a pretax charge of $1.9 million for elements of executive compensation payable upon the resignation of our former Chief Financial Officer, Dr. Lior Yahalomi, $10.0 million of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010, and $6.5 million of one-time tax benefits recorded in the fourth fiscal quarter of 2011 primarily related to the release of deferred tax valuation allowances in various jurisdictions. The net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2010 and 2009 include various items affecting comparability as listed in the reconciliation schedule below.  The reconciliation below includes certain financial measures which are not recognized in accordance with generally accepted accounting principles (“GAAP”), including adjusted net earnings (loss) and adjusted net earnings (loss) per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings (loss) and adjusted net earnings (loss) per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010	2009

GAAP net earnings (loss) attributable to Vishay stockholders	$238,821	$359,106	$(57,188)

Reconciling items affecting operating margin:
Executive compensation charges	$5,762	$-	$57,824
Restructuring and severance costs	-	-	37,874
Asset write-downs	-	-	681
Settlement agreement gain	-	-	(28,195)

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$1,383	$(59,484)	$(7,737)

Adjusted net earnings	$245,966	$299,622	$3,259

Adjusted weighted average diluted shares outstanding	168,514	190,227	186,778

Adjusted earnings per diluted share *	$1.46	$1.58	$0.02

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Contents

Our results for the year ended December 31, 2011 were affected by macroeconomic concerns, which reduced demand for our products in the last six fiscal months of the year.  This period of macroeconomic concern followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher annualized earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.  Our results for the year ended December 31, 2010 represent a period of favorable business conditions due to increased overall demand for electronic components over the year ended December 31, 2009 and the effects of the cost reductions initiated in the prior years that enabled us to achieve significantly higher earnings than before the beginning of the 2008-2009 global economic recession, at similar sales volume.  Our results for the year ended December 31, 2009 were substantially impacted by the 2008-2009 global economic recession.  Due to our quick reaction to the recession, we mitigated the loss of volume that we experienced through significant reductions of fixed costs and inventories, we continued to generate positive cash flows from operations during the recession, and following several quarters of experiencing losses we began to recover from the 2008-2009 global economic recession and produced positive net earnings beginning in the third fiscal quarter of 2009.

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

Contents

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2010 through the fourth fiscal quarter of 2011 (dollars in thousands):

	4th Quarter 2010	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011

Net revenues	$688,612	$695,151	$709,838	$637,649	$551,391

Gross profit margin	30.7%	30.9%	29.9%	26.3%	22.8%

Operating margin	17.5%	17.6%	16.3%	11.8%	6.1%

End-of-period backlog	$880,700	$911,600	$881,800	$655,200	$530,200

Book-to-bill ratio	0.83	1.01	0.95	0.67	0.80

Inventory turnover	4.43	4.35	4.23	3.99	3.86

Change in ASP vs. prior quarter	1.3%	-0.2%	-0.4%	-1.1%	-0.5%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Like many of the companies in our industry, our results for the fourth fiscal quarter of 2011 were impacted by low demand from distributors which led to a reduction of all key financial metrics compared to the prior fiscal quarters.  The reduction in distributor inventory levels that started in Asia in the third fiscal quarter of 2011 due to reduced consumer product demand spread to distributors in the U.S. and Europe in the fourth fiscal quarter of 2011 despite fairly strong industrial and automotive demand.  This reduction in distributor demand has further reduced our backlog and resulted in a decrease in net revenues over the prior year period and the previous fiscal quarters.  Typical pricing pressure, particularly for our established semiconductor products, has resulted in a decrease in average selling prices versus the third fiscal quarter of 2011.  Despite the slight decline in average selling prices versus the third fiscal quarter of 2011, average year-to-date selling prices for 2011 remain relatively stable versus the prior year period.

Lower sales volume and increasing metal prices led to a reduction in gross margins for the fourth fiscal quarter versus the prior year period and the previous fiscal quarters.

Due to the reduction in cancellations and a slight increase in orders, the book-to-bill ratio increased to 0.80 in the fourth fiscal quarter of 2011 from 0.67 in the third fiscal quarter of 2011.  The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.77 and 0.83, respectively, versus ratios of 0.55 and 0.82, respectively, during the third fiscal quarter of 2011.

Contents

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2010 through the fourth fiscal quarter of 2011 (dollars in thousands):

	4th Quarter 2010	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011
MOSFETs
Net revenues	$163,854	$142,998	$153,245	$131,866	$109,871

Book-to-bill ratio	0.70	1.07	0.95	0.50	0.77

Gross profit margin	32.0%	27.6%	27.9%	20.7%	14.5%

Segment operating margin	26.1%	20.6%	21.2%	13.1%	5.5%

Diodes
Net revenues	$147,889	$159,417	$169,613	$150,993	$127,470

Book-to-bill ratio	0.88	1.00	0.97	0.62	0.70

Gross profit margin	23.5%	24.6%	25.8%	23.7%	19.8%

Segment operating margin	19.5%	20.6%	21.9%	19.4%	14.8%

Optoelectronic Components
Net revenues	$53,549	$57,748	$63,761	$56,119	$52,258

Book-to-bill ratio	0.99	1.13	0.86	0.77	0.91

Gross profit margin	31.0%	34.5%	34.4%	30.9%	29.7%

Segment operating margin	25.1%	28.3%	28.7%	24.7%	22.8%

Resistors & Inductors
Net revenues	$167,764	$173,136	$168,924	$157,037	$141,757

Book-to-bill ratio	0.84	0.94	0.99	0.85	0.90

Gross profit margin	35.8%	35.3%	34.9%	32.9%	29.9%

Segment operating margin	31.8%	31.2%	30.6%	28.6%	24.6%

Capacitors
Net revenues	$155,556	$161,852	$154,295	$141,634	$120,035

Book-to-bill ratio	0.85	1.00	0.89	0.65	0.75

Gross profit margin	30.6%	34.0%	29.0%	25.0%	22.2%

Segment operating margin	26.6%	29.9%	25.0%	20.8%	17.1%

__________________

Contents

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

Our growth plan targets adding, through acquisitions, approximately $100 million of revenues per year over the next five years.  Depending on the opportunities available, we might make several smaller acquisitions or a few larger acquisitions. We intend to make such acquisitions using mainly cash, rather than debt or equity, although we do have capacity under our revolving credit facility if necessary. We are not currently targeting acquisitions larger than $500 million.

There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

2011 Activities

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

2012 Activities

On January 13, 2012, we acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for approximately $85 million, including repayment of debt, and subject to customary post-closing adjustments.  The products and technology portfolio acquired will further enhance our inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the business will be included in the Resistors & Inductors segment beginning in the first fiscal quarter of 2012.

Spin-off of Vishay Precision Group, Inc.

On July 6, 2010, we completed the spin-off of our measurements and foil resistors businesses into an independent, publicly-traded company named Vishay Precision Group, Inc. through a tax-free stock dividend to our stockholders.  Our common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and our Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.  Upon completion of the spin-off, certain executive officers received bonuses aggregating approximately $2.1 million, which is reflected in the results for the year ended December 31, 2010.

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the balances reported in our consolidated financial statements for periods prior to the spin-off.  The product lines that comprise VPG are included in the VPG reporting segment.  See Note 15 to our consolidated financial statements for further information on the effect that VPG had on our consolidated results.

Contents

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program.  This percentage was 74.3% at the end of 2011 as compared to 57% when this program began in 2001.  We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

Between 2001 and 2007, we recorded, in the consolidated statements of operations, restructuring and severance costs totaling $223 million and related asset write-downs totaling $81 million in order to reduce our cost structure going forward.  We also incurred significant costs to restructure and integrate acquired businesses, which was included in the cost of the acquisitions under then-applicable GAAP.  In response to the economic downturn which began during the latter half of 2008 and continued into 2009, we undertook significant measures to cut costs.  We incurred restructuring and severance costs of $37.9 million and $62.5 million during the years ended December 31, 2009 and 2008, respectively, as part of our goal to reduce manufacturing and selling, general, and administrative fixed costs.

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

We did not initiate any new restructuring projects in 2011 or 2010 and thus did not record any restructuring and severance expenses during such periods.

Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate any material restructuring expenses in 2012.  Although we experienced lower demand in the last six fiscal months of 2011, we currently plan to keep our trained workforce even at lower manufacturing activity levels by reducing hours and limiting the use of subcontractors and foundries.  However, the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.  For this reason, we expect to have some level of future restructuring expenses due to acquisitions.

Contents

Israeli Operations

We have substantial manufacturing operations in Israel, where we benefit from the government’s grants and tax incentive programs. These benefits take the form of government grants and reduced tax rates that are lower than those in the United States.  These programs have contributed substantially, predominantly in prior years, to our growth and profitability.

The current benefits derived under these programs are not material to our consolidated results.  Because of our significant presence in Israel, the availability of these incentive programs could have a significant positive effect on us if we relocate manufacturing capacity or develop new product lines there.  However, there are no current plans that would allow us to earn significant additional benefits.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was weaker in the year ended December 31, 2011 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the comparable prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2011 have been slightly unfavorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

See Item 7A for additional discussion of foreign currency exchange risk.

Contents

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

We recognize royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.  We earn royalties at the point of sale of products which incorporate licensed intellectual property.  The amount of royalties recognized is determined based on our licensees’ periodic reporting to us and judgments and estimates by our management that we believe are reasonable.  However, it is possible that actual results may differ from our estimates.

Contents

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

Fair value of reporting units, and the underlying assets and liabilities of those reporting units, is measured at a point in time, and reflects specific market conditions as of the measurement date.  We perform our annual impairment test as of the first day of the fourth fiscal quarter.  Subsequent to recording impairment charges in 2008, there was no remaining goodwill recorded on the consolidated balance sheet until the acquisition of the resistors businesses of Huntington Electric, Inc. on September 28, 2011.

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

Contents

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk.  As of December 31, 2011, one customer comprised 10.9% of our accounts receivable balance.   This customer comprised 8.7% of our accounts receivable balance as of December 31, 2010.  At December 31, 2010, no customer comprised greater than 10% of our accounts receivable balance.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly.  We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Contents

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

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan).  Plans in these countries comprise approximately 95% of our retirement obligations at December 31, 2011.  In the U.S., we utilize published long-term high quality bonds to determine the discount rate at the measurement date.  In Germany and the Republic of China (Taiwan), we utilize published long-term government bond rates to determine the discount rate at the measurement date.  We utilize bond yields at various maturity dates that reflect the timing of expected future benefit payments.  We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We expect an increase in net periodic pension cost in 2012 as a result of the amortization of unrecognized losses.

During the fourth fiscal quarter of 2008, we adopted amendments to our principal U.S. defined benefit pension plans, such that effective January 1, 2009, the plans were frozen.  Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions will be required or permitted, and no further benefits shall accrue after December 31, 2008.  As a result of these amendments, net periodic pension cost for 2011, 2010, and 2009 did not include any service cost for the U.S. plans.

We believe that the current assumptions used to estimate plan obligations and annual expenses are appropriate.  However, if economic conditions change or if our investment strategy changes, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.

Contents

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

We file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of our U.S. federal tax returns for all tax years through 2002. Because of net operating losses, which were fully utilized on the 2010 tax return, our U.S. federal tax returns for 2003 and later years remain subject to examination.  Examinations of most principal subsidiaries in Israel through the 2007 tax year were concluded in 2010, and we have been notified that an audit of the 2008 through 2010 tax years will commence in early 2012.  The tax returns of significant non-U.S. subsidiaries are currently under examination in Germany (2005 through 2008), India (2004 through 2009), China (2006), and the Republic of China (Taiwan) (2006 through 2010).  We are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

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

Contents

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2011	2010	2009

Costs of products sold	72.2%	70.4%	81.0%
Gross profit	27.8%	29.6%	19.0%
Selling, general, and administrative expenses	14.2%	14.3%	17.6%
Operating income (loss)	13.4%	15.3%	-1.9%
Income (loss) before taxes and noncontrolling interest	12.8%	14.9%	-1.9%
Net earnings (loss) attributable to Vishay stockholders	9.2%	13.2%	-2.8%
________
Effective tax rate	27.5%	11.2%	-42.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$2,594,029	$2,725,092	$2,042,033
Change versus prior year	$(131,063)	$683,059
Percentage change versus prior year	-4.8%	33.4%

Changes in net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	-3.6%	36.1%
Change in average selling prices	1.1%	2.2%
Foreign currency effects	1.5%	-1.7%
Acquisitions	0.1%	0.0%
Absence of VPG	-3.7%	-4.3%
Other	-0.2%	1.1%
Net change	-4.8%	33.4%

Our results for the year ended December 31, 2011 represent the effects of macroeconomic concerns, which reduced demand for our products in the last six fiscal months of the year, and the resulting quick adaptation of our manufacturing capacities in response thereto.  This period of macroeconomic concerns followed a period of favorable business conditions through the first six fiscal months of the year in which we achieved significantly higher annualized earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

Contents

The recovery of our business that we began experiencing in the second half of 2009 continued throughout 2010 due to historically high overall demand for electronic components, a favorable pricing environment, and the effects of our restructuring programs initiated in the prior year and our on-going cost controlling programs.  Our results in 2010 and 2011 were dramatically improved versus our 2009 results, which were substantially impacted by the 2008-2009 global economic recession.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross sales under our distributor incentive programs of $80.3 million, $71.8 million, and $59.6 million, for the years ended December 31, 2011, 2010, and 2009, respectively, or, as a percentage of gross sales, 3.0%, 2.6%, and 2.8%, respectively.  Actual credits issued under the programs for the years ended December 31, 2011, 2010, and 2009 were approximately $82.3 million, $60.9 million, and $67.5 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $6.6 million, $5.8 million, and $5.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2011 were 27.8%, as compared to 29.6% for year ended December 31, 2010.  The gross profit margin for the year ended December 31, 2010 was 29.4% excluding VPG.  This decrease in gross profit margin reflects lower volume and slightly higher materials prices.

Gross profit margins for the year ended December 31, 2010 were 29.6%, as compared to 19.0% for year ended December 31, 2009.  This increase in gross profit margin reflects manufacturing efficiencies from significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs initiated in prior years.

Contents

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$537,980	$626,698	$427,181
Change versus comparable prior year period	$(88,718)	$199,517
Percentage change versus
comparable prior year period	-14.2%	46.7%

Changes in MOSFETs segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	-10.2%	39.2%
Change in average selling prices	-5.4%	4.2%
Foreign currency effects	0.5%	-0.5%
Other	0.9%	3.8%
Net change	-14.2%	46.7%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Years ended December 31,
	2011	2010	2009

Gross margin percentage	23.3%	30.2%	13.4%

The MOSFETs segment is the segment most adversely affected by the decreased demand for consumer goods and the reduction in distribution orders in the second half of 2011.  The decrease in gross profit margin from 2010 to 2011 reflects significantly lower volume and average selling prices from the historically high prices of 2010.  The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, increased average selling prices, improved product mix, and the effects of our fixed cost reduction programs.

The return of the typical pricing pressure for our established MOSFETs products has reduced average selling prices from the historically high levels experienced beginning in 2010.  We have experienced a normal price decline versus the prior year.

Contents

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$607,493	$596,354	$410,415
Change versus comparable prior year period	$11,139	$185,939
Percentage change versus
comparable prior year period	1.9%	45.3%

Changes in Diodes segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	-1.0%	42.8%
Increase in average selling prices	1.3%	2.3%
Foreign currency effects	1.6%	-1.5%
Other	0.0%	1.7%
Net change	1.9%	45.3%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Years ended December 31,
	2011	2010	2009

Gross margin percentage	23.7%	23.2%	12.5%

The Diodes segment was adversely affected by the reduction in distribution orders in the second half of 2011. The increase in gross profit margin from 2010 to 2011 is primarily due to increased average selling prices, partially offset by a decrease in sales volume.  The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, increased average selling prices, improved product mix, and the effects of our fixed cost reduction programs.

After a period of increasing average selling prices in 2010, typical pricing pressure for our established Diodes products has returned.  Average selling prices remain moderately higher versus 2010 due to the higher average selling prices in the first six fiscal months of 2011 versus 2010.  Low order rates have reduced the backlog to a normal level.

Contents

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$229,886	$226,498	$167,330
Change versus comparable prior year period	$3,388	$59,168
Percentage change versus
comparable prior year period	1.5%	35.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Increase in volume	1.2%	40.7%
Decrease in average selling prices	-1.6%	-1.0%
Foreign currency effects	1.9%	-2.4%
Other	0.0%	-1.9%
Net change	1.5%	35.4%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Years ended December 31,
	2011	2010	2009

Gross margin percentage	32.5%	33.5%	22.2%

The Optoelectronic Components segment was adversely affected by the decreased demand for consumer goods in the second half of 2011, but benefited from the continued strong demand from the automotive and industrial markets.  Despite some fluctuations in demand, gross profit margin remained relatively steady in 2011.  The slight decrease in gross profit margin versus 2010 is primarily due to a reduction from historically high average selling prices versus the prior periods.  The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, improved product mix, and the effects of our fixed cost reduction programs, partially offset by modestly lower average selling prices and exchange rate effects.

After a period of historically high average selling prices in 2010, typical pricing pressure for our established Optoelectronic Components products has returned.  Due to a low order volume, the backlog has returned to a normal level.

Contents

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$640,854	$628,304	$444,226
Change versus comparable prior year period	$12,550	$184,078
Percentage change versus
comparable prior year period	2.0%	41.4%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	-0.7%	45.0%
Change in average selling prices	0.1%	0.0%
Foreign currency effects	2.2%	-2.9%
Acquisitions	0.4%	0.0%
Other	0.0%	-0.7%
Net change	2.0%	41.4%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Years ended December 31,
	2011	2010	2009

Gross margin percentage	33.4%	35.5%	24.6%

The Resistors & Inductors segment was adversely affected by the economic slowdown in the second half of 2011, but continues to produce strong results.  The decrease in gross profit margin from 2010 to 2011 is primarily due to a slight decrease in volume.  The increase in gross profit margin from 2009 to 2010 reflects significantly higher volume, the effects of our fixed cost reduction programs, and improved product mix, partially offset by foreign currency effects.

Average selling prices remained relatively consistent versus 2010.  Due to a lower order volume, the backlog has returned to a normal level.  The results of the Resistors & Inductors segment will be strengthened by the acquisitions of Huntington Electric in the third fiscal quarter of 2011 and HiRel Systems in the first fiscal quarter of 2012.  Huntington Electric expands our power resistor specialty product portfolio, while HiRel Systems expands our magnetics and power supplies specialty product portfolio.

Contents

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Net revenues	$577,816	$546,149	$420,890
Change versus comparable prior year period	$31,667	$125,259
Percentage change versus
comparable prior year period	5.8%	29.8%

Changes in Capacitors segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	-5.3%	26.0%
Increase in average selling prices	10.2%	4.6%
Foreign currency effects	1.9%	-2.4%
Other	-1.0%	1.6%
Net change	5.8%	29.8%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Years ended December 31,
	2011	2010	2009

Gross margin percentage	28.0%	26.4%	19.1%

The Capacitors segment was adversely affected by high distributor inventory levels in the second half of 2011.  The increase in gross profit margin from 2010 to 2011 is primarily due to increased average selling prices, which more than offset the lower volume. Significantly higher volume, increased average selling prices, and the effects of our fixed cost reduction programs, partially offset by foreign currency effects, have led to the increase in gross margin from 2009 to 2010.

Due to a lower order volume, the backlog has returned to a normal level.  Average selling prices remain stable, substantially higher than 2010.

Contents

Vishay Precision Group

We completed the spin-off of VPG on July 6, 2010.  Net revenues and gross margin percentage for the periods that VPG was included in our consolidated results were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009

Net revenues	$101,089	$171,991
Gross margin percentage	36.6%	30.6%

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009

Total SG&A expenses	$367,623	$389,547	$359,162
as a percentage of sales	14.2%	14.3%	17.6%

VPG accounted for $35.4 million (including $8.4 million of costs associated with the spin-off) and $43.4 million, respectively, of SG&A expenses for the years ended December 31, 2010 and 2009.  The overall increase in SG&A expenses, excluding VPG, in the year ended December 31, 2011 versus the year ended December 31, 2010 is primarily attributable to foreign currency effects.  The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues.  The overall increase in SG&A expenses, excluding VPG, in the year ended December 31, 2010 versus the year ended December 31, 2009 is primarily attributable to the resumption of bonus programs and the discontinuation of short-work and temporary shut-downs, which is partially offset by the effects of our cost controlling initiatives.  The decrease in SG&A as a percentage of revenues is primarily due to the increase in revenues and the effects of our cost controlling initiatives.  Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2011	2010	2009

Amortization of intangible assets	$14,684	$19,817	$22,731
Net losses (gains) on sales of assets	(930)	574	460
Costs associated with VPG spin-off	-	8,400	4,500

The decrease in amortization expense in 2011 versus 2010 is principally due to certain intangible assets becoming fully amortized, partially offset by the amortization of intangible assets recognized in the acquisition of the resistor businesses of Huntington Electric in September 2011.  The decrease in amortization expense in 2010 versus 2009 is principally due to the distribution of intangible assets to VPG in connection with the spin-off.

Contents

Other Income (Expense)

2011 Compared to 2010

Interest expense for the year ended December 31, 2011 increased by $8.2 million versus the year ended December 31, 2010.  The increase is primarily due to interest on convertible senior debentures due 2040 and due 2041 that were issued on November 9, 2010 and May 13, 2011, respectively.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2011	2010	Change

Foreign exchange gain (loss)	$(8,249)	$(2,792)	$(5,457)
Interest income	10,386	2,888	7,498
Loss on early extinguishment of debt	-	(1,659)	1,659
Sale of investments	1,396	-	1,396
Other	259	194	65
	$3,792	$(1,369)	$5,161

In the year ended December 31, 2011, we sold ancillary investments in the equity of two companies located outside of the U.S. for a total gain of $1.4 million.  The increase in interest income in 2011 is primarily due to the interest earned on the short-term investments purchased in 2011.

In the year ended December 31, 2010, we recorded a $1.7 million loss on the early extinguishment of debt equal to the balance of unamortized deferred financing costs associated with a revolving credit commitment and term loan at the date of termination.

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

Contents

Income Taxes

For the years ended December 31, 2011 and 2010, the effective tax rates were 27.5% and 11.2%, respectively.  The effective tax rates are less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances.  For the year ended December 31, 2009, we recorded a negative effective tax rate, tax expense on a pre-tax loss, primarily because we recorded tax expense on earnings in certain jurisdictions while realizing losses in other jurisdictions without recording tax benefits.  The effective tax rate for the year ended December 31, 2009 was -42.3%.

For the year ended December 31, 2009, we recognized no tax benefit associated with the executive employment agreement charge of $57.8 million discussed in Note 13 to our consolidated financial statements.  We recorded no tax expense associated with the gain of $28.2 million recognized upon reimbursement of purchase price described in Note 2 to our consolidated financial statements.

Income tax expense for the years ended December 31, 2011, 2010, and 2009 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items total $3.5 million, $(59.5) million (tax benefit), and $2.0 million in 2011, 2010, and 2009, respectively.   For the year ended December 31, 2011, the discrete items included a $10.0 million expense for the effect of a tax rate change on deferred taxes in Israel recorded in the first fiscal quarter, reduced by $1.0 million for a 2010 tax return filing in the fourth fiscal quarter, and partially offset by benefits related to reductions of valuation allowances in various jurisdictions of $5.5 million recorded in the fourth fiscal quarter.  The reductions of valuation allowances were principally in Belgium due to expected future income from a pending real estate sale.  The discrete items for the year ended December 31, 2010 were recorded in the fourth fiscal quarter and related primarily to the release of valuation allowances in the U.S. and Israel.  The discrete item for the year ended December 31, 2009 represents the effect of a rate change on deferred taxes.

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

Contents

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels.  We have generated cash flows from operations in excess of $200 million in each of the past 10 years, and cash flows from operations in excess of $100 million in each of the past 17 years.  A portion of the cash flows from operations was generated by VPG which was spun off on July 6, 2010.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repuchases or dividends.  Vishay has generated positive “free cash” in each of the past 15 years, and “free cash” in excess of $80 million in each of the past 10 years.  In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate strong cash flows from operations and free cash during the year ended December 31, 2011.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

During the second fiscal quarter of 2011, we capitalized on favorable conditions and enhanced stockholder value by repurchasing shares of our common stock.  On May 13, 2011, we completed the offering of $150 million principal amount of 2.25% convertible senior debentures due 2041 to qualified institutional investors.  We used the net proceeds from this offering, together with cash on hand, to repurchase 8,620,689 shares of common stock at $17.40 per share for an aggregate purchase price of $150 million. The use of low-coupon, long-dated convertible debentures was a more efficient means to finance the repurchase versus repatriation of non-U.S. cash.  See Note 6 to our consolidated financial statements.

We maintain a credit facility, which provides a revolving commitment of up to $450 million through December 1, 2015.  The credit facility also provides for the ability for us to request up to $100 million of incremental commitments, subject to the satisfaction of certain conditions.  At December 31, 2011 and December 31, 2010, $155 million and $240 million, respectively, was outstanding under the credit facility.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our then current leverage ratio.  Based on our current leverage ratio, borrowings bear interest at LIBOR plus 1.65%.  The interest rate on our borrowings will increase if our leverage ratio exceeds 1.50 to 1.  We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

The borrowings under the credit facility are secured by a lien on substantially all assets located in the United States, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, and bank and securities accounts) of Vishay and certain significant domestic subsidiaries, and pledges of stock in certain significant domestic and foreign subsidiaries and are guaranteed by certain significant subsidiaries. Certain of our subsidiaries are permitted to borrow under the credit facility, subject to the satisfaction of specified conditions.  Any borrowings by these subsidiaries under the credit facility will be guaranteed by Vishay.

The credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments.  On September 8, 2011, we entered into an amendment to our credit facility that effectively permits us to repurchase up to $300 million of additional shares, conditioned upon maintaining specific pro forma financial ratios and a required minimum amount of available liquidity, as defined in the amendment.  The credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios.

Contents

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

We were in compliance with all covenants under the credit facility at December 31, 2011.  Our interest expense coverage ratio and leverage ratio were 21.18 to 1 and 1.10 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated balance sheet.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011	December 31, 2010

Credit Facility	$155,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	98,463	96,640
Convertible senior debentures, due 2041*	50,549	-
Total debt	399,054	431,682

Cash and cash equivalents	749,088	897,338
Short-term investments	249,139	-

Net cash and short-term investments (debt)	$599,173	$465,656

____________________________
*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the debentures, net of the unamortized discount and the associated embedded derivative liability.

Measurements such as “free cash” and “net cash and short-term investments (debt)” do not have uniform definitions and are not recognized in accordance with GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends, and that an analysis of “net cash and short-term investments (debt)” assists investors in understanding aspects of our cash and debt management.  These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Approximately 88% of our December 31, 2011 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. On January 13, 2012, we used approximately $85 million of cash on-hand to acquire HiRel Systems LLC.  This acquisition reduced our U.S. cash position.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of December 31, 2011 continued to be strong, with a current ratio (current assets to current liabilities) of 4.2 to 1, as compared to a ratio of 3.4 to 1 as of December 31, 2010.  This increase is primarily due to an increase in cash from operations and other changes in working capital.  Our ratio of total debt to Vishay stockholders’ equity was 0.25 to 1 at December 31, 2011 as compared to a ratio of 0.29 to 1 at December 31, 2010.  This decrease is primarily due the amounts repaid on the Credit Facility, partially offset by the issuance of the convertible debentures due 2041 and an increase in stockholder’s equity primarily driven by net earnings available to Vishay stockholders.

Contents

Cash flows provided by continuing operating activities were $376.0 million for the year ended December 31, 2011, as compared to cash flows provided by operations of $545.3 million for the year ended December 31, 2010.  This decrease is principally due to $120.3 million less net earnings generated in 2011.

Cash paid for property and equipment for the year ended December 31, 2011 was $168.6 million, as compared to $145.4 million for the year ended December 31, 2010.  Due to some macroeconomic uncertainties, we expect capital spending to decrease to approximately $150 million in 2012.

The interest rates on our short-term investments average 2.2% and are approximately 150 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statement of cash flows.  Cash provided by investing activities for the year ended December 31, 2010 includes a net cash inflow of $15.0 million, representing the receipt of the term loan extended to KEMET as part of the wet tantalum business acquisition in 2008.  Cash provided by investing activities for the year ended December 31, 2009 includes a net cash inflow of $28.2 million, representing a partial refund of purchase price, net of related expenses, subsequent to entering a settlement agreement with International Rectifier Corporation.  The settlement and loan repayment are more fully described in Note 2 to our consolidated financial statements.

Cash used by discontinued operating activities of $0.1 million and $3.2 million for years ended December 31, 2010 and 2009, respectively, reflect payments to settle certain outstanding disputes with the buyer of the ASBU business.  The expenses associated with these cash payments were accrued in the fourth quarter of 2008.

In December 2010, we borrowed $240 million under our revolving credit facility to repay the outstanding amounts under our previous credit facility.  We borrowed $55 million and repaid $140 million on our credit facility during the year ended December 31, 2011.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $193 million and the highest amount outstanding on our credit facility at a month end was $240 million.

Management expects to continue to maintain an outstanding balance of at least $100 million on the credit facility, and may periodically pay down the balance with available cash or use the credit facility to meet short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, obligations under restructuring and acquisition integration programs, and our research and development and capital expenditure plans. Acquisition activity or share repurchases may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Contents

 Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2011 we had contractual obligations as follows (in thousands):
		Payments due by period

	Total		Years 2-3	Years 4-5	More than 5
		Year 1

Long-term debt	$675,042	$-	$-	$155,000	$520,042
Interest payments on long-term debt	346,620	15,084	30,169	24,759	276,608
Operating and capital leases	97,112	23,603	33,242	22,278	17,989
Letters of credit	8,005	-	-	8,005	-
Expected pension and postretirement plan funding	367,775	31,250	73,541	71,202	191,782
Estimated costs to complete construction in progress	22,715	22,715	-	-	-
Uncertain tax positions	53,808	6,262	-	-	47,546
Purchase commitments	43,455	22,569	13,996	6,890	-
Executive employment agreement	30,000	10,000	20,000	-	-
Total contractual cash obligations	$1,644,532	$131,483	$170,948	$288,134	$1,053,967

Commitments for long-term debt are based on the amount required to settle the obligation.  Accordingly, the discounts associated with our convertible debentures due 2040 and due 2041 are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102, and include commitment fees under our revolving credit facility, which expires on December 1, 2015.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debentures due 2040 and due 2041.

Various factors could have a material effect on the amount of future principal and interest payments.  Among other things, approximately $520 million of our outstanding debt instruments are convertible into or exchangeable for common stock at the option of the holder.  Also, although we intend to net share settle our convertible senior debentures due 2040 and due 2041, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our variable-rate exchangeable notes due 2102 and revolving credit facility are based on the rate prevailing at December 31, 2011, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2011 includes approximately $53.8 million of liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  We expect to pay $6.3 million of the liabilities in 2012 due to the settlement of tax audits.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities.  Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement.  See Note 5 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations were not material to us as of December 31, 2011, and are included in the uncertain tax positions disclosed above.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products.  The purchase commitments in the table above include the estimated minimum commitments for silicon wafers under these agreements.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

Contents

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

As more fully described in Note 13 to our consolidated financial statements, on May 13, 2009, we entered into an amended and restated employment agreement with the late Dr. Felix Zandman, our founder and former Executive Chairman, Chief Technical and Business Development Officer.  Pursuant to the amended and restated employment agreement, Dr. Zandman received $10 million upon signing the agreement and five additional annual payments of $10 million each, three of which remain to be paid to his estate as of December 31, 2011.  Dr. Zandman’s passing in June 2011 has no effect on the timing of these payments.

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

See also “Commodity Price Risk” included in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for additional related information.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, new accounting guidance became effective in 2011 or will become effective in future periods.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and IFRS.  The updated guidance clarifies existing fair value measurement and disclosure requirements and requires additional disclosure requirements.  The ASU is effective for us for interim and annual periods beginning after January 1, 2012.  The adoption of the ASU is not expected to have any effect on our financial position, results of operations, or liquidity.

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment. Under the revised guidance, we will have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The ASU is effective for annual and interim goodwill impairment tests beginning after January 1, 2012.  Early adoption is permitted.  The adoption of the ASU is not expected to have any effect on our financial position, results of operations, or liquidity.

The adoption of the new guidance described above and in Note 1 to our consolidated financial statements is not expected to have a material effect on our financial position, results of operations, or liquidity.

Contents

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances.  On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt.  As of December 31, 2011, 2010, and 2009 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our exchangeable notes due 2102.  The exchangeable notes, of which $95 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2011, we had $155 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.65%.

Our convertible senior debentures due 2040 and due 2041 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2011, we have $749.1 million of cash and cash equivalents and $249.1 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2011, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $2.9 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Contents

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures.  As of December 31, 2011, we did not have any outstanding foreign currency forward exchange contracts.

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

We have performed sensitivity analyses as of December 31, 2011 and 2010, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant.  The foreign currency exchange rates we used were based on market rates in effect at December 31, 2011 and 2010.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $9.8 million and $19.9 million at December 31, 2011 and December 31, 2010, respectively, although individual line items in our consolidated statement of operations would be materially affected.  For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Contents

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $10.7 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on page F-1 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Contents

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is included herein on page F-3.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  We have also filed with the New York Stock Exchange the most recent Annual Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 9B.	OTHER INFORMATION

None.

Contents
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

Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Contents

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K
1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2011 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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
4.3
Indenture, dated as of November 9, 2010, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee.  Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 9, 2010.

4.4
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

Contents

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

10.11
Vishay Intertechnology, Inc. 2007 Stock Incentive Program (as amended and restated effective February 2011).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 28, 2011.

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

10.20
Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.21
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.22
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

Contents

10.23
Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.24	Employment Agreement between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed December 10, 2008.
10.25
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.  Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.26
Amendment to Employment Agreement, dated December 15, 2010, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 17, 2010.

10.27
Separation Agreement, dated August 17, 2011, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.  Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.28
General Release and Agreement, dated September 7, 2011, between Vishay Intertechnology, Inc. and Dr. Lior E. Yahalomi.  Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.29
Compensation Matters Agreement, dated August 23, 2011, between Vishay Intertechnology, Inc. and Lori Lipcaman.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.30**	Compensation Matters Agreement, dated November 11, 2011, between Vishay Intertechnology, Inc. and Dieter Wunderlich.
10.31**	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012.
10.32**	Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated November 21, 2011.
10.33	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.17 to our 2008 annual report on Form 10-K.
10.34
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

10.36
Amended and Restated Transition Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.5 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.37
Transition Product Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology, Inc., and Vishay Asia Logistics Pte. Ltd. Incorporated by reference to Exhibit 99.6 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.38
Transition Buy Back Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.7 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

Contents

10.39
Transition IGBT/Auto Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 99.8 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.40
Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent.  Incorporated by reference to Exhibit 99.9 to International Rectifier Corporation’s current report on Form 8-K filed April 9, 2007.

10.41
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

10.42
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.43
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.44
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.45
Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc.  Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.46
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

10.50
Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd.  Incorporated by reference to Exhibit 10.7 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.51*
Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd.   Incorporated by reference to Exhibit 10.8 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.52*
Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. Incorporated by reference to Exhibit 10.9 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.53*
Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

Contents

10.54
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH.  Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.55*
Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.56*
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc.  Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.57
Lease Agreement between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd.  Incorporated by reference to Exhibit 10.14 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.58
Lease Agreement, dated July 6, 2010, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.15 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.59
Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd.  Incorporated by reference to Exhibit 10.16 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.60
Credit Agreement, dated as of December 1, 2010 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 1, 2010

10.61
First Amendment and Waiver to Credit Agreement dated March 2, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2011.

10.62
Second Amendment dated September 8, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 9, 2011.

10.63
Vishay Intertechnology, Inc. Deferred Compensation Plan (as amended and restated, effective November 15, 2011).  Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (No. 333-178895) filed January 5, 2012.

21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language)).
__________________

* Confidential treatment has been requested by, and accorded to, VPG with respect to certain portions of this Exhibit.  Omitted portions have been filed separately by VPG with the Securities and Exchange Commission.
** Filed herewith.

Contents

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

February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:
/s/ Gerald Paul	President, Chief Executive Officer, and Director	February 23, 2012
Dr. Gerald Paul

Principal Financial and Accounting Officer:
/s/ Lori Lipcaman	Executive Vice President and Chief Financial Officer	February 23, 2012
Lori Lipcaman

Board of Directors:
/s/ Marc Zandman	Executive Chairman of the Board of Directors	February 23, 2012
Marc Zandman

/s/ Abraham Ludomirski	Director	February 23, 2012
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 23, 2012
Frank D. Maier

/s/ Wayne M. Rogers	Director	February 23, 2012
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 23, 2012
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 23, 2012
Ziv Shoshani

/s/ Thomas C. Wertheimer	Director	February 23, 2012
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 23, 2012
Ruta Zandman

Contents

Vishay Intertechnology, Inc.

Contents

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2012

Contents

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Intertechnology Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Vishay Intertechnology, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2012

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$749,088	$897,338

Short-term investments	249,139	-

Accounts receivable, net of allowances for doubtful
accounts of $2,005 and $7,187, respectively	270,970	330,556

Inventories:
Finished goods	104,478	109,762
Work in process	181,354	178,844
Raw materials	131,795	139,216
Total inventories	417,627	427,822

Deferred income taxes	24,632	31,903
Prepaid expenses and other current assets	119,220	106,885
Total current assets	1,830,676	1,794,504

Property and equipment, at cost:
Land	91,507	93,020
Buildings and improvements	493,550	477,518
Machinery and equipment	2,079,395	2,025,793
Construction in progress	94,717	75,051
Allowance for depreciation	(1,851,264)	(1,759,268)
Property and equipment, net	907,905	912,114

Goodwill	9,051	-

Other intangible assets, net	103,927	113,830

Other assets	142,171	145,645
Total assets	$2,993,730	$2,966,093

Continues on following page.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)
	December 31, 2011	December 31, 2010

Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$13	$23
Trade accounts payable	154,942	167,795
Payroll and related expenses	109,833	122,234
Other accrued expenses	161,119	186,049
Income taxes	13,881	51,060
Total current liabilities	439,788	527,161

Long-term debt, less current portion	399,054	431,682
Deferred income taxes	110,356	82,043
Other liabilities	117,235	136,940
Accrued pension and other postretirement costs	319,136	291,117
Total liabilities	1,385,569	1,468,943

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized - 300,000,000 shares; 143,735,481 and 150,611,657
shares outstanding	14,374	15,061
Class B convertible common stock, par value $0.10 per share:
authorized - 40,000,000 shares; 13,452,549 and 14,352,839
shares outstanding	1,345	1,435
Capital in excess of par value	2,086,925	2,156,981
(Accumulated deficit) retained earnings	(503,416)	(742,237)
Accumulated other comprehensive income (loss)	3,778	60,491
Total Vishay stockholders' equity	1,603,006	1,491,731
Noncontrolling interests	5,155	5,419
Total equity	1,608,161	1,497,150
Total liabilities and equity	$2,993,730	$2,966,093

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009

Net revenues	$2,594,029	$2,725,092	$2,042,033
Costs of products sold	1,874,043	1,917,607	1,653,872
Gross profit	719,986	807,485	388,161

Selling, general, and administrative expenses	367,623	389,547	359,162
Executive compensation charges	5,762	-	57,824
Restructuring and severance costs	-	-	37,874
Asset write-downs	-	-	681
Settlement agreement gain	-	-	(28,195)
Operating income (loss)	346,601	417,938	(39,185)

Other income (expense):
Interest expense	(19,277)	(11,036)	(10,321)
Other	3,792	(1,369)	9,791
	(15,485)	(12,405)	(530)

Income (loss) before taxes	331,116	405,533	(39,715)

Income tax expense	91,119	45,240	16,800

Net earnings (loss)	239,997	360,293	(56,515)

Less: net earnings attributable to noncontrolling interests	1,176	1,187	673

Net earnings (loss) attributable to Vishay stockholders	$238,821	$359,106	$(57,188)

Basic earnings (loss) per share attributable to Vishay stockholders:	$1.49	$1.96	$(0.31)

Diluted earnings (loss) per share attributable to Vishay stockholders:	$1.42	$1.89	$(0.31)

Weighted average shares outstanding - basic	160,094	183,618	186,605

Weighted average shares outstanding - diluted	168,514	190,227	186,605

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2011	2010	2009

Net earnings (loss)	$239,997	$360,293	$(56,515)

Other comprehensive income, net of tax

Foreign currency translation adjustment	(26,441)	(41,930)	10,080

Pension and other post-retirement actuarial items	(29,207)	(15,159)	16,272

Unrealized gain (loss) on available-for-sale securities	(1,065)	602	654

Other comprehensive income (loss)	(56,713)	(56,487)	27,006

Comprehensive income (loss)	183,284	303,806	(29,509)

Less: comprehensive income attributable to noncontrolling interests	1,176	1,187	673

Comprehensive income (loss) attributable to Vishay stockholders	$182,108	$302,619	$(30,182)

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)	Years ended December 31,
	2011	2010	2009
Continuing operating activities
Net earnings (loss)	$239,997	$360,293	$(56,515)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	179,706	189,541	228,740
Loss (gain) on disposal of property and equipment	(930)	574	460
Accretion of interest on convertible debentures	2,046	188	-
Inventory write-offs for obsolescence	21,118	21,449	31,908
Pensions and other postretirement benefits, net of contributions	(11,385)	(6,967)	(3,841)
Deferred income taxes	14,108	(26,476)	(12,957)
Other	(16,120)	4,932	(6,128)
Net change in operating assets and liabilities, net of effects of businesses acquired or spun-off	(52,503)	1,730	108,750
Net cash provided by continuing operating activities	376,037	545,264	290,417

Continuing investing activities
Capital expenditures	(168,641)	(145,413)	(50,340)
Proceeds from sale of property and equipment	2,162	1,188	6,387
Purchase of businesses, net of cash acquired	(19,335)	-	28,195
Purchase of short-term investments	(497,258)	-	-
Maturity of short-term investments	226,792	-	-
Sale of investments	2,167	-	-
Proceeds from loans receivable	-	15,000	-
Other investing activities	1,350	(2,287)	1,438
Net cash used in continuing investing activities	(452,763)	(131,512)	(14,320)

Continuing financing activities
Proceeds from long-term borrowings	150,000	275,000	15,000
Issuance costs	(4,429)	(15,116)	-
Principal payments on long-term debt and capital leases	(681)	(104,581)	(28,754)
Net (payments) proceeds on revolving credit lines	(85,000)	115,000	-
Common stock repurchase	(150,000)	(275,000)	-
Distribution in connection with spin-off of VPG	-	(70,600)	-
Net changes in short-term borrowings	(10)	528	(11,278)
Distributions to noncontrolling interests	(1,440)	(757)	(556)
Proceeds from stock options exercised	9,675	-	-
Excess tax benefit from stock options exercised	555	-	-
Net cash used in continuing financing activities	(81,330)	(75,526)	(25,588)
Effect of exchange rate changes on cash and cash equivalents	9,806	(19,995)	7,703
Increase (decrease) in cash and cash equivalents from continuing activities	(148,250)	318,231	258,212

Net cash used in discontinued operating activities	-	(82)	(3,187)
Net cash used in discontinued investing activities	-	-	-
Net cash used in discontinued financing activities	-	-	-
Net cash used in discontinued operations	-	(82)	(3,187)
Net increase (decrease) in cash and cash equivalents	(148,250)	318,149	255,025

Cash and cash equivalents at beginning of year	897,338	579,189	324,164
Cash and cash equivalents at end of year	$749,088	$897,338	$579,189

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$17,220	$1,435	$2,315,851	$(865,617)	$75,969	$1,544,858	$5,038	$1,549,896
Net earnings (loss)	-	-	-	(57,188)	-	(57,188)	673	(56,515)
Other comprehensive income (loss)	-	-	-	-	27,006	27,006	-	27,006
Distributions to noncontrolling interests	-	-	-	-	-	-	(556)	(556)
Phantom and restricted stock issuances (82,997 shares)	8	-	(8)	-	-	-	-	-
Stock compensation expense	-	-	1,770	-	-	1,770	-	1,770
Balance at December 31, 2009	$17,228	$1,435	$2,317,613	$(922,805)	$102,975	$1,516,446	$5,155	$1,521,601
Net earnings (loss)	-	-	-	359,106	-	359,106	1,187	360,293
Other comprehensive income (loss)	-	-	-	-	(56,487)	(56,487)	-	(56,487)
Spin-off of Vishay Precision Group, Inc.	-	-	-	(178,538)	14,003	(164,535)	(166)	(164,701)
Stock repurchase (21,721,959 shares)	(2,172)	-	(272,828)	-	-	(275,000)	-	(275,000)
Issuance of convertible debentures due 2040	-	-	110,094	-	-	110,094	-	110,094
Distributions to noncontrolling interests	-	-	-	-	-	-	(757)	(757)
Phantom and restricted stock issuances (119,010 shares)	12	-	(12)	-	-	-	-	-
Cancellation of shares (68,976 shares)	(7)	-	7	-	-	-	-	-
Stock compensation expense	-	-	2,643	-	-	2,643	-	2,643
Tax effects of stock plan	-	-	(536)	-	-	(536)	-	(536)
Conversions from Class B to common stock (49 shares)	-	-	-	-	-	-	-	-
Balance at December 31, 2010	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150
Net earnings (loss)	-	-	-	238,821	-	238,821	1,176	239,997
Other comprehensive income (loss)	-	-	-	-	(56,713)	(56,713)	-	(56,713)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,440)	(1,440)
Phantom and restricted stock issuances (193,602 shares)	20	-	(161)	-	-	(141)	-	(141)
Issuance of convertible debentures due 2041	-	-	62,246	-	-	62,246	-	62,246
Stock repurchase (8,620,689 shares)	(862)	-	(149,138)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	6,832	-	-	6,832	-	6,832
Stock options exercised (650,621 shares)	65	-	9,610	-	-	9,675	-	9,675
Tax effects of stock plan	-	-	555	-	-	555	-	555
Conversions from Class B to common stock (900,290 shares)	90	(90)	-	-	-	-	-	-
Balance at December 31, 2011	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161

See accompanying notes.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) is a global manufacturer and supplier of semiconductors and passive components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors.  Semiconductors and electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronics products, telecommunications, power supplies, military/aerospace, and medical industries.

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

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2011 through the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $6,633, $5,781 and $5,710 for the years ended December 31, 2011, 2010, and 2009, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.  Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property.  Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred.  The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $55,809, $50,968, and $50,745, for the years ended December 31, 2011, 2010, and 2009, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $483, $543, and $688 for the years ended December 31, 2011, 2010, and 2009, respectively. Deferred grant income included in other liabilities on the consolidated balance sheets was $2,185 and $2,788 at December 31, 2011 and 2010, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Bad debt expense (income realized upon subsequent collection) was $(93), $(838), and $5,669 for the years ended December 31, 2011, 2010, and 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service.  The estimated cost to complete construction in progress at December 31, 2011 was approximately $22,715.  Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $165,022, $169,724, and $206,009 for the years ended December 31, 2011, 2010, and 2009, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  The required annual impairment tests of goodwill and indefinite-lived intangible assets are completed as of the first day of the fourth fiscal quarter of each year. These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  Certain of the Company’s tradenames have been assigned indefinite useful lives.

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven to twenty-five years.  Capitalized software is amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations.  Customer relationships are amortized over useful lives of five to seventeen years.  Noncompete agreements are amortized over periods of four to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

There was no impairment identified through the annual impairment tests completed in 2011, 2010, or 2009.

Upon determining that an intangible asset classified as indefinite-lived is impaired, the Company reassesses the useful life of the impaired assets and begins to amortize the remaining carrying value over that useful life if it is determined that the asset no longer has an indefinite useful life.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments.  Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.  The convertible senior debentures due 2040 and due 2041 contain embedded derivatives that are recorded at fair value on a recurring basis.  At December 31, 2011 and 2010, outstanding derivative instruments were not material.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Stock-Based Compensation

Compensation costs related to stock-based payment transactions are recognized in the consolidated financial statements.  The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award.  For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site.  Accrued liabilities for environmental matters recorded at December 31, 2011 and 2010 do not include claims against third parties.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007.  At December 31, 2011, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2011 and 2010.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims.  Restricted cash of $7,637 and $8,987 is included in other noncurrent assets at December 31, 2011 and 2010, respectively, representing required statutory reserves of the captive insurance entity.

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

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  Vishay early adopted the ASU for its annual period ending December 31, 2011.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The ASU defers the requirement in ASU No. 2011-5 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  Vishay early adopted the ASU for its annual period ending December 31, 2011.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 - Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

Year ended December 31, 2011

Huntington Electric, Inc.

On September 28, 2011, Vishay acquired the resistor businesses of Huntington Electric, Inc., for approximately $19,335, net of cash acquired.  For financial reporting purposes, the results of operations for these businesses have been included in the Resistors & Inductors segment from September 28, 2011.  After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of $9,051 related to this acquisition.  The goodwill associated with this transaction is deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

Year ended December 31, 2010

Spin-off of Vishay Precision Group, Inc.

On October 27, 2009, Vishay announced that it intended to spin off its measurements and foil resistors businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. (“VPG”).

On June 15, 2010, the Board of Directors of Vishay approved the spin-off of VPG and on July 6, 2010, Vishay completed the spin-off through a tax-free stock dividend to Vishay’s stockholders.  Vishay’s common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay’s Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.  Upon completion of the spin-off certain executive officers received bonuses aggregating approximately $2,100, which are reflected in the results of the year ended December 31, 2010.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 - Acquisition and Divestiture Activities (continued)

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

Due to the common board members, transition services agreement, lease and supply agreements, and trademark license agreements with VPG, which, in the aggregate, represent significant continuing involvement, Vishay did not restate prior periods to present VPG as a discontinued operation.

Prepayment of KEMET Loan Receivable

In conjunction with the acquisition of the wet tantalum capacitor business of KEMET Corporation (“KEMET”) on September 15, 2008, Vishay issued a three-year term loan of $15,000 to KEMET.  On May 5, 2010, KEMET prepaid the entire principal amount of the term loan plus interest, which is reflected on the accompanying consolidated statement of cash flows as a cash inflow from investing activities.

Year Ended December 31, 2009

Settlement with International Rectifier Corporation

On April 1, 2007, Vishay completed its acquisition of the Power Control Systems business (“PCS business”) of International Rectifier for approximately $285,600, net of cash acquired.  The final purchase price was pending the resolution of a net working capital adjustment as of the date of acquisition.  Vishay also had notified International Rectifier of certain other claims that it had regarding the sale of the PCS business to Vishay.

In June 2009, Vishay and International Rectifier entered into a settlement agreement.  Under the settlement, International Rectifier refunded $30,000 of the purchase price associated with the acquisition of the PCS business and Vishay released International Rectifier from claims relating to certain outstanding disputes regarding the acquisition.  As all goodwill associated with the PCS business was written off as part of the goodwill impairment charges recorded in 2008, Vishay recorded a gain of $28,195 during the second fiscal quarter of 2009, equal to the amount received pursuant to the settlement agreement less certain related expenses.

Year Ended December 31, 2008

Sale of Automotive Modules and Subsystems Business

On April 7, 2008, Vishay sold the automotive modules and subsystems business unit (“ASBU”) to a private equity firm. ASBU was originally acquired by Vishay as part of the April 1, 2007 acquisition of International Rectifier’s PCS business. Vishay determined that ASBU would not satisfactorily complement Vishay’s operations.

The Company recorded an after tax loss of $5,690 during the fourth fiscal quarter of 2008 subsequent to the resolution of a net working capital adjustment and the resolution of certain disputes with the buyer.  Portions of this amount were paid during the years ended December 31, 2010 and 2009 and are reflected on the accompanying consolidated statement of cash flows as cash flows from discontinued operations.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 - Acquisition and Divestiture Activities (continued)

Subsequent Event

Acquisition of HiRel Systems LLC

On January 13, 2012, Vishay acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for approximately $85,000, including repayment of debt, and subject to customary post-closing adjustments.  The products and technology portfolio acquired will further enhance the Company’s inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the business will be included in the Resistors & Inductors segment beginning in the first fiscal quarter of 2012.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The required annual impairment test of goodwill is completed as of the first day of the fourth fiscal quarter of each year.  These impairment tests must be performed more frequently whenever events or changes in circumstances indicate that the asset might be impaired.  The Company’s business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes.

Vishay recorded goodwill impairment charges aggregating $1,696,174 in the year ended December 31, 2008.  Subsequent to the goodwill impairment charges recorded in 2008, there was no remaining goodwill recorded on the consolidated balance sheet until the acquisition of the resistor businesses of Huntington Electric on September 28, 2011. After allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, the Company recorded goodwill of $9,051 related to this acquisition.  All of the goodwill related to this acquisition was allocated to the Resistors & Inductors business segment.

Other intangible assets are as follows:

	December 31,
	2011	2010

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$111,428	$111,637
Capitalized software	53,721	51,087
Customer relationships	57,723	52,863
Tradenames	36,762	36,375
Non-competition agreements	1,000	-
	260,634	251,962
Accumulated amortization:
Patents and acquired technology	(89,379)	(83,493)
Capitalized software	(47,836)	(43,583)
Customer relationships	(26,174)	(21,081)
Tradenames	(13,615)	(10,334)
Non-competition agreements	(62)	-
	(177,066)	(158,491)
Net Intangible Assets Subject to Amortization	83,568	93,471

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$103,927	$113,830

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets (continued)

Net intangible assets of $15,371 were transferred to VPG on July 6, 2010.  Amortization expense (excluding capitalized software) was $14,684, $19,817, and $22,731, for the years ended December 31, 2011, 2010, and 2009, respectively.  VPG accounted for $1,466 and $3,019 of amortization expense for the years ended December 31, 2010 and 2009, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2011 for each of the next five years is as follows:

2012	$12,595
2013	12,492
2014	12,492
2015	12,492
2016	10,765

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Years ended December 31, 2011 and 2010

The Company did not initiate any new restructuring projects in the years ended December 31, 2011 and 2010 and thus did not record any restructuring and severance costs expenses in the years.

Year ended December 31, 2009

The Company recorded restructuring and severance costs of $37,874 for the year ended December 31, 2009.  Employee termination costs were $33,142, covering 2,571 technical, production, administrative, and support employees located in nearly every country in which the Company operates.  Severance costs include net pension settlement charges and credits for employees in the Republic of China (Taiwan) and the Philippines.  The Company also incurred $4,732 of other exit costs, principally lease termination costs related to facility closures and $681 of asset write-downs during the year ended December 31, 2009.  The restructuring and severance costs were incurred primarily in response to the declining business conditions experienced in the second half of 2008 and recessionary trends which continued into 2009.

Substantially all amounts related to programs initiated in 2009 have been paid as of December 31, 2011.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2011	2010	2009

Domestic	$2,143	$32,493	$(54,041)
Foreign	328,973	373,040	14,326
	$331,116	$405,533	$(39,715)

Significant components of income taxes are as follows:

	Years ended December 31,
	2011	2010	2009

Current:
Federal	$10,968	$9,823	$817
State and local	(801)	2,434	505
Foreign	66,844	59,459	28,435
	77,011	71,716	29,757
Deferred:
Federal	6,188	(949)	(6,332)
State and local	(2,286)	2,108	286
Foreign	10,206	(27,635)	(6,911)
	14,108	(26,476)	(12,957)
Total income tax expense	$91,119	$45,240	$16,800

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Pension and other retiree obligations	$48,810	$44,054
Inventories	10,711	11,346
Net operating loss carryforwards	106,621	158,264
Tax credit carryforwards	11,225	11,871
Other accruals and reserves	40,494	53,369
Total gross deferred tax assets	217,861	278,904
Less valuation allowance	(102,863)	(145,201)
	114,998	133,703
Deferred tax liabilities:
Tax over book depreciation	(16,208)	(20,425)
Earnings not permanently reinvested	(25,960)	(39,074)
Convertible debentures	(105,830)	(64,440)
Other - net	(2,515)	(2,572)
Total gross deferred tax liabilities	(150,513)	(126,511)

Net deferred tax assets (liabilities)	$(35,515)	$7,192

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses).  The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2011	2010	2009
Tax at statutory rate	$115,891	$141,937	$(13,900)
State income taxes, net of U.S. federal tax benefit	(2,005)	2,952	513
Effect of foreign operations	(52,609)	(69,034)	14,731
Unrecognized tax benefits	4,869	(1,823)	1,395
Change in valuation allowance on U.S. deferred tax asset	-	(36,229)	-
Change in valuation allowance on non-U.S. deferred tax assets	(5,554)	(21,671)	715
Tax benefit of operating loss carryforwards	(1,588)	(8,799)	(2,158)
Foreign income taxable in the U.S.	22,822	31,294	976
Tax on foreign dividends paid to the U.S.	15,453	1,417	-
U.S. foreign tax credits	(12,322)	-	-
Effect of statutory rate changes on deferred tax assets	9,040	1,128	1,995
Settlement agreement gain	-	-	(9,868)
Non-deductible expenses related to VPG spin-off	-	1,945	1,265
Executive employment agreement charges	173	222	20,238
Other	(3,051)	1,901	898
Total income tax expense	$91,119	$45,240	$16,800

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2011, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Austria	$7,876	No expiration
Belgium	184,610	No expiration
Brazil	19,674	No expiration
Germany	46,098	No expiration
Israel	128,425	No expiration
Netherlands	42,791	2012 - 2019

Approximately $69,144 of the carryforwards in Belgium resulted from the Company’s acquisition of BCcomponents in 2002.  Valuation allowances of $23,502 and $44,790, as of December 31, 2011 and 2010, respectively, have been recorded through goodwill for these acquired net operating losses.  Prior to the adoption of updated guidance in ASC Topic 805 on January 1, 2009, if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill.  After the adoption of the updated guidance on January 1, 2009, the benefits of such losses are recorded as a reduction of tax expense.  In 2011, 2010, and 2009, the tax benefit recognized through a reduction of acquisition-date valuation allowances recorded as a reduction of tax expense was $4,299, $567, and $980, respectively.  The reduction in valuation allowances include pre-acquisition allowances for losses in Austria and Netherlands.  As of December 31, 2011, pre-acquisition net operating losses in Netherlands expired, reducing the valuation allowances by $16,495.

At December 31, 2011, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. alternative minimum tax	$4,696	No expiration
U.S. foreign tax credit	1,198	2020
California research credit	6,834	No expiration

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2011, no provision has been made for U.S. federal and state income taxes on approximately $2,493,797 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

As of December 31, 2008, the Company recorded additional tax expense for an expected repatriation of $112,500 because such earnings are not deemed to be indefinitely reinvested outside of the United States.  As of December 31, 2011, the remaining balance of these not permanently reinvested earnings is $72,110.  At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

Net income taxes paid (refunded) were $126,918, $23,322, and ($4,714) for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable.  The Company adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

These accruals for tax-related uncertainties are based on management’s best estimate of potential tax exposures.  When particular matters arise, a number of years may elapse before such matters are audited by tax authorities and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  At December 31, 2011 and 2010, the Company had accrued interest and penalties related to the unrecognized tax benefits of $5,764 and $2,962, respectively.  During the years ended December 31, 2011, 2010, and 2009, the Company recognized $3,795, $1,081, and $1,139, respectively, in interest and penalties.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2011	2010	2009

Balance at beginning of year	$54,285	$54,463	$47,778
Addition based on tax positions related to the current year	2,459	1,916	2,491
Addition based on tax positions related to prior years	10,918	3,090	4,684
Currency translation adjustments	(922)	451	417
Reduction based on tax positions related to prior years	(3,293)	(670)	-
Reduction for settlements	(9,604)	(3,289)	(737)
Reduction for lapses of statute of limitation	(35)	(1,676)	(170)
Balance at end of year	$53,808	$54,285	$54,463

The amount of unrecognized tax benefits as of December 31, 2011 that if recognized would affect the effective tax rate is $53,808.  The Company expects that the unrecognized tax benefits will decrease in the next year by $6,262 due to the settlement of tax audits, principally in Germany.

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and foreign jurisdictions. The U.S. Internal Revenue Service concluded its examinations of Vishay’s U.S. federal tax returns for all tax years through 2002. Because of net operating losses, which were fully utilized on the 2010 tax return, the Company’s U.S. federal tax returns for 2003 and later years remain subject to examination.  Examinations of most principal subsidiaries in Israel through the 2007 tax year were concluded in 2010, and the Company has been notified that an audit of the 2008 through 2010 tax years will commence in early 2012.  The tax returns of significant non-U.S. subsidiaries are currently under examination in Germany (2005 through 2008), India (2004 through 2009), China (2006), and the Republic of China (Taiwan) (2006 through 2010).  The Company and its subsidiaries are also subject to income taxes in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010

Credit facility	$155,000	$240,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	98,463	96,640
Convertible senior debentures, due 2041	50,549	-
	399,054	431,682
Less current portion	-	-
	$399,054	$431,682

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan as administrative agent (the “Credit Facility”). On December 1, 2010, Vishay borrowed $240,000 under the Credit Facility to repay all of the outstanding amounts under its previously existing revolving credit facility with a consortium of banks led by Comerica Bank that was scheduled to expire on April 20, 2012.  The Company repaid $85,000 of the outstanding balance of the Credit Facility in year ended December 31, 2011.

The Credit Facility provides a commitment of up to $450,000 through December 1, 2015.  The Credit Facility also provides for the ability of Vishay to request up to $100,000 of incremental revolving commitments, subject to the satisfaction of certain conditions.  Borrowings under the Credit Facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on Vishay’s then current leverage ratio.  Based on the Company’s current leverage ratio, borrowings bear interest at LIBOR plus 1.65%.  The interest rate on the Company’s borrowings will increase if the Company’s leverage ratio increases to 1.50 to 1.  Vishay is also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

The borrowings under the Credit Facility are secured by a lien on substantially all assets located in the United States, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, and bank and securities accounts) of Vishay and certain significant domestic subsidiaries, and pledges of stock in certain significant domestic and foreign subsidiaries and are guaranteed by certain significant subsidiaries. Certain of the Company’s subsidiaries are permitted to borrow under the Credit Facility, subject to the satisfaction of specified conditions.  Any borrowings by these subsidiaries under the Credit Facility are guaranteed by Vishay.  The Credit Facility also restricts the Company from, among other things, incurring indebtedness, incurring liens on its assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

On September 8, 2011, Vishay entered into an amendment to the Credit Facility.  The amendment effectively permits up to $300,000 of additional share repurchases, conditioned upon Vishay maintaining (i) a pro forma leverage ratio of 2.75 to 1.00, (ii) a pro forma interest expense coverage ratio of 2.00 to 1.00, and (iii) $400,000 of available liquidity, as defined in the amendment.  The amount and timing of any future stock repurchases remains subject to authorization of Vishay’s Board of Directors.  Other significant terms and conditions of the Credit Facility have not changed.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

The Credit Facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceedings, the insolvency of Vishay or certain of its significant subsidiaries, and the rendering of a judgment in excess of $25,000 against Vishay or certain of its significant subsidiaries.  Upon the occurrence of an event of default under the Credit Facility, Vishay’s obligations under the credit facility may be accelerated and the lending commitments under the credit facility terminated.

At December 31, 2011 and 2010, there was $286,995 and $210,000, respectively, available under the Credit Facility.  Letters of credit totaling $8,005 were outstanding at December 31, 2011.

Convertible Senior Debentures, due 2041

On May 13, 2011, Vishay issued $150,000 principal amount of 2.25% convertible senior debentures due 2041 to qualified institutional investors.  Vishay used the net proceeds from this offering, together with cash on hand, to repurchase 8,620,689 shares of common stock for an aggregate purchase price of $150,000.

GAAP requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible debentures due 2041 are reflected in the Company’s consolidated balance sheet as follows:

December 31, 2011
Liability component:
Principal amount of the debentures	$150,000
Unamortized discount	(99,843)
Embedded derivative	392
Carrying value of liability component	$50,549

Equity component - net carrying value	$62,246

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

Interest expense related to the convertible debentures due 2041 is reflected on the consolidated statements of operations as follows:

Year ended
December 31, 2011
Contractual coupon interest	$2,128
Non-cash amortization of debt discount	498
Non-cash amortization of deferred financing costs	29
Non-cash change in value of derivative liability	181
Total interest expense related to the debentures	$2,836

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Prior to February 15, 2041, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending October 1, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $24.73) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of December 31, 2011.

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

Convertible Senior Debentures, due 2040

On November 9, 2010, Vishay issued $275,000 principal amount of 2.25% convertible senior debentures due 2040 to qualified institutional investors.  Vishay used the net proceeds from this offering, together with net borrowings under its credit facility and cash on hand, to repurchase 21,721,959 shares of common stock for an aggregate purchase price of $275,000.

GAAP requires an issuer to separately account for the liability and equity components of a convertible debt instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible debentures due 2040 are reflected in the Company’s consolidated balance sheets as follows:

	December 31, 2011	December 31, 2010
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(177,131)	(178,679)
Embedded derivative	594	319
Carrying value of liability component	$98,463	$96,640

Equity component - net carrying value	$110,094	$110,094

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

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

Interest expense related to the convertible debentures due 2040 is reflected on the consolidated statements of operations as follows:

	Years ended December 31,
	2011	2010
Contractual coupon interest	$6,188	$773
Non-cash amortization of debt discount	1,548	188
Non-cash amortization of deferred financing costs	88	11
Non-cash change in value of derivative liability	275	(55)
Total interest expense related to the debentures	$8,099	$917

Prior to April 15, 2040, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending April 2, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $18.04) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of December 31, 2011.

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

Exchangeable Unsecured Notes, due 2102

On December 13, 2002, Vishay issued $105,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition.  The notes are governed by a note instrument and a put and call agreement dated December 13, 2002.  The notes may be put to Vishay in exchange for shares of its common stock and, under certain circumstances, may be called by Vishay for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off, Vishay was required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of the notes and new notes issued by VPG.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Based on the relative trading prices of Vishay and VPG common stock on the ten trading days following the spin-off, Vishay retained the liability for an aggregate $95,042 principal amount of exchangeable notes effective July 6, 2010.  The assumption of a portion of the liability by VPG was recorded as a reduction in parent net investment just prior to the completion of the spin-off.

The notes are subject to a put and call agreement under which the holders may at any time put the notes to Vishay in exchange for 6,176,471 shares of Vishay’s common stock in the aggregate, and Vishay may call the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018.  The put/call rate of the Vishay notes is $15.39 per share of common stock.

The notes bear interest at LIBOR.  Interest continues to be payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year.  The interest rate could be further reduced to 50% of LIBOR if the price of Vishay’s common stock is above $40.73 per share for thirty or more consecutive trading days.

Convertible Subordinated Notes, due 2023

In 2003, Vishay sold $500,000 aggregate principal amount of 3-5/8% convertible subordinated notes due 2023.  Holders of substantially all (99.6%) of the 3-5/8% notes exercised their option to require Vishay to repurchase their notes on August 1, 2008.  The remaining notes, with an aggregate principal amount of $1,870, were redeemed at Vishay’s option on August 1, 2010.

Other Borrowings Information

Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:

2011	$-
2012	-
2013	-
2014	-
2015	155,000
Thereafter	520,042

The annual maturities of long-term debt are based on the amount required to settle the obligation.  Accordingly, the discounts associated with the convertible debentures due 2040 and due 2041 are excluded from the calculation of the annual maturities of long-term debt in the table above.

In 2010, the Company repaid a $13,500 Israeli bank loan and the balance of a $90,000 term loan under a previous credit facility.

In 2009, the Company paid $25,000 of scheduled principal payments on the term loan.

At December 31, 2011, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $15,500, which was substantially unused.  At December 31, 2010, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $33,300, which was substantially unused.

At December 31, 2010, the Company had letters of credit outstanding totaling approximately $8,200.  These letters of credit were replaced in 2011 by letters of credit issued under the Credit Facility.

Interest paid was $14,084, $9,120, and $10,243 for the years ended December 31, 2011, 2010, and 2009, respectively.

See Note 18 for further discussion on the fair value of the Company’s long-term debt.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

On May 13, 2011, the Company repurchased 8,620,689 shares of common stock for an aggregate purchase price of $150,000.  The Company repurchased 21,721,959 shares of its common stock on November 9, 2010 for $275,000.  On September 8, 2011, the Company entered into an amendment to the Credit Facility that effectively permits up to $300,000 of additional share repurchases, conditioned upon the Company maintaining specific pro forma financial ratios and a required minimum amount of available liquidity, as defined in the amendment.  The amount and timing of any future stock repurchases remains subject to authorization of the Company’s Board of Directors.

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

At December 31, 2011, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	384,000
Restricted stock units outstanding	891,000
2007 Stock Incentive Program - available to grant	1,534,000
Phantom stock units outstanding	87,000
Phantom stock units available to grant	95,000
Common stock warrants	8,823,529
Exchangeable unsecured notes, due 2102	6,176,471
Convertible senior debentures, due 2040*	22,285,258
Convertible senior debentures, due 2041*	8,870,490
Conversion of Class B common stock	13,452,549
62,599,297
 ___________________
*The convertible senior debentures due 2040 and due 2041 are convertible into 19,809,103 and 7,884,885 shares, respectively, of Vishay common stock.  The Company has reserved the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption “Other” on the consolidated statements of operations consists of the following:

	Years ended December 31,
	2011	2010	2009

Foreign exchange gain (loss)	$(8,249)	$(2,792)	$5,039
Interest income	10,386	2,888	3,917
Loss on early extinguishment of debt	-	(1,659)	-
Sale of investments	1,396	-	-
Other	259	194	835
	$3,792	$(1,369)	$9,791

In the year ended December 31, 2011, the Company sold ancillary investments in the equity of two companies located outside of the U.S. for a total gain of $1,396.  The increase in interest income in 2011 is primarily due to the interest earned on the short-term investments purchased in 2011.  In the year ended December 31, 2010, the Company recorded a $1,659 loss on the early extinguishment of debt equal to the balance of unamortized deferred financing costs associated with a revolving credit commitment and term loan at the date of termination.

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2011	2010

Restructuring	$1,940	$4,731
Sales returns and allowances	36,943	38,761
Goods received, not yet invoiced	37,573	44,405
Other	84,663	98,152
	$161,119	$186,049

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	VPG Spin-off	Ending Balance

December 31, 2009
Pension and other post-retirement actuarial items	$(122,182)	$6,231	$(832)	$5,399	$-	$(116,783)
Reclassification adjustment for recognition of actuarial items		10,831	42	10,873	-	10,873
Currency translation adjustment	198,261	10,080	-	10,080	-	208,341
Unrealized gain (loss) on available-for-sale securities	(110)	1,006	(352)	654	-	544
	$75,969	$28,148	$(1,142)	$27,006	$-	$102,975

December 31, 2010
Pension and other post-retirement actuarial items	$(105,910)	$(30,213)	$4,494	$(25,719)	$1,079	$(130,550)
Reclassification adjustment for recognition of actuarial items		10,498	62	10,560	-	10,560
Currency translation adjustment	208,341	(41,930)	-	(41,930)	12,924	179,335
Unrealized gain (loss) on available-for-sale securities	544	927	(325)	602	-	1,146
	$102,975	$(60,718)	$4,231	$(56,487)	$14,003	$60,491

December 31, 2011
Pension and other post-retirement actuarial items	$(119,990)	$(54,053)	$16,975	$(37,078)	$-	$(157,068)
Reclassification adjustment for recognition of actuarial items		12,192	(4,321)	7,871	-	7,871
Currency translation adjustment	179,335	(26,441)	-	(26,441)	-	152,894
Unrealized gain (loss) on available-for-sale securities	1,146	(1,639)	574	(1,065)	-	81
	$60,491	$(69,941)	$13,228	$(56,713)	$-	$3,778

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2011	2010

Included in "Other Assets":
Non-U.S. pension plans	$802	$1,741
Total included in other assets	$802	$1,741
Accrued pension and other postretirement costs:
U.S. pension plans	$(83,482)	$(65,090)
Non-U.S. pension plans	(209,224)	(201,150)
U.S. other postretirement plans	(10,924)	(10,633)
Non-U.S. other postretirement plans	(5,972)	(5,801)
Other retirement obligations	(9,534)	(8,443)
Total accrued pension and other postretirement costs	$(319,136)	$(291,117)
Accumulated other comprehensive loss:
U.S. pension plans	$135,009	$108,239
Non-U.S. pension plans	41,494	28,454
U.S. other postretirement plans	(4,142)	(5,516)
Total accumulated other comprehensive loss*	$172,361	$131,177

* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $14,423 and $14,922 at December 31, 2011 and 2010, respectively.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The Company also maintains other pension plans which provide supplemental defined benefits primarily to former U.S. employees whose benefits under qualified pension plans were limited by ERISA.  These non-qualified plans are all non-contributory plans, and are considered to be unfunded.

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $5,445 at December 31, 2011.  Prior to 2011, these pension benefits were unfunded.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$303,613	$231,870	$289,430	$231,416
Service cost	-	3,197	-	3,027
Interest cost	16,332	10,366	16,341	10,774
Plan amendments	-	531	8,777	163
Spin-off of VPG	-	-	(1,255)	(13,882)
Actuarial (gains) losses	20,320	14,986	7,379	20,899
Benefits paid	(17,738)	(12,764)	(17,059)	(10,991)
Currency translation	-	(4,220)	-	(9,536)
Benefit obligation at end of year	$322,527	$243,966	$303,613	$231,870

Change in plan assets:
Fair value of plan assets at beginning of year	$238,523	$32,461	$216,641	$34,762
Actual return on plan assets	1,117	830	26,116	2,376
Spin-off of VPG	-	-	-	(8,939)
Company contributions	17,143	15,325	12,825	14,427
Benefits paid	(17,738)	(12,763)	(17,059)	(10,991)
Currency translation	-	(309)	-	826
Fair value of plan assets at end of year	$239,045	$35,544	$238,523	$32,461

Funded status at end of year	$(83,482)	$(208,422)	$(65,090)	$(199,409)

The plan assets are stated at fair value.  See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$802	$-	$1,741
Accrued benefit liability	(83,482)	(209,224)	(65,090)	(201,150)
Accumulated other comprehensive loss	135,009	41,494	108,239	28,454
	$51,527	$(166,928)	$43,149	$(170,955)

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$130,608	$41,494	$101,236	$28,454
Unamortized prior service cost	4,401	-	7,003	-
	$135,009	$41,494	$108,239	$28,454

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$322,527	$225,381	$303,613	$213,893

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$322,527	$236,323	$303,613	$225,291
Accumulated benefit obligation	322,527	221,637	303,613	210,786
Fair value of plan assets	239,045	27,098	238,523	24,178

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2011		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,197	$-	$3,027	$-	$2,991
Interest cost	16,332	10,366	16,341	10,774	16,745	11,174
Expected return on plan assets	(19,082)	(1,651)	(18,098)	(1,629)	(14,955)	(1,689)
Amortization of actuarial losses	9,006	993	9,315	160	11,300	70
Amortization of prior service cost	2,361	531	1,477	163	34	94
Curtailment and settlement losses (gains)	148	-	-	-	-	405
Net periodic benefit cost	$8,765	$13,436	$9,035	$12,495	$13,124	$13,045

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2011, 2010, and 2009.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2012 is $16,300.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.00%	3.96%	5.50%	4.50%
Rate of compensation increase	0.00%	2.31%	0.00%	2.19%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	4.50%	5.75%	5.19%
Rate of compensation increase	0.00%	2.19%	0.00%	2.34%
Expected return on plan assets	8.00%	4.26%	8.50%	4.89%

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Plan assets are comprised of:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Equity securities	61%	19%	63%	24%
Fixed income securities	39%	29%	36%	26%
Cash and cash equivalents	0%	52%	1%	50%
Total	100%	100%	100%	100%

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2012	$18,121	$11,524
2013	18,592	12,984
2014	25,359	14,026
2015	20,737	12,950
2016	21,096	13,522
2017-2021	106,408	77,915

The Company anticipates making contributions to U.S. defined benefit pension plans of between $12,000 and $16,000 in 2012.

The Company’s anticipated 2012 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

In 2004, the Company entered into formal employment agreements with six of its executives.  These employment agreements provide medical benefits for these executives and their surviving spouses for life, up to a stated maximum annual premium value per person.  The Company subsequently entered into similar agreements with additional executives.  These benefits are fully vested, and accordingly, the obligations represented prior service costs which will be amortized over the average remaining expected services period for these executives.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$10,633	$5,801	$13,617	$5,841
Service cost	77	275	95	255
Interest cost	547	282	640	291
Spin-off of VPG	-	-	(2,493)	-
Actuarial (gains) losses	675	341	(148)	778
Benefits paid	(1,008)	(618)	(1,078)	(854)
Currency translation	-	(109)	-	(510)
Benefit obligation at end of year	$10,924	$5,972	$10,633	$5,801

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(10,924)	$(5,972)	$(10,633)	$(5,801)

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability	$(10,924)	$(5,972)	$(10,633)	$(5,801)
Accumulated other comprehensive income	(4,142)	-	(5,516)	-
	$(15,066)	$(5,972)	$(16,149)	$(5,801)

Actuarial items consist of the following:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial gain	$(2,309)	$-	$(3,299)	$-
Unamortized prior service (credit) cost	(1,865)	-	(2,296)	-
Unrecognized net transition obligation	32	-	79	-
	$(4,142)	$-	$(5,516)	$-

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2011		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$77	$275	$95	$255	$113	$330
Interest cost	547	282	640	291	810	391
Amortization of actuarial gains	(315)	-	(244)	-	(300)	-
Amortization of prior service credit	(431)	-	(434)	-	(441)	-
Amortization of transition obligation	47	-	61	-	74	-
Net periodic benefit cost	$(75)	$557	$118	$546	$256	$721

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are not material and approximate the amounts amortized in 2011.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.00%	5.09%	5.50%	4.80%
Rate of compensation increase	0.00%	3.22%	0.00%	3.00%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	4.80%	5.75%	5.50%
Rate of compensation increase	0.00%	3.00%	0.00%	3.46%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2012	$1,024	$581
2013	1,018	221
2014	1,010	331
2015	1,012	376
2016	1,000	509
2017-2021	4,369	3,090

As the plans are unfunded, the Company’s anticipated contributions for 2012 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2011 and 2010, the consolidated balance sheets include $9,534 and $8,443, respectively, within accrued pension and other postretirement costs related to these plans.

Many of the Company’s U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company’s matching expense for the plans was $4,985, $5,399, and $5,004 for the years ended December 31, 2011, 2010, and 2009, respectively.  No material amounts are included in the consolidated balance sheets at December 31, 2011 and 2010 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2011, 2010, and 2009, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2011 and 2010 were approximately $11,830 and $10,663, respectively.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions.  The liabilities recorded for these obligations total $6,818 and $9,222 as of December 31, 2011 and 2010, respectively.  Of these amounts, $1,823 and $2,126 are included in accrued liabilities as of December 31, 2011 and 2010, respectively, with the remaining amounts included in other noncurrent liabilities.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2011	2010	2009

Stock options	$(83)	$619	$827
Restricted stock units	6,693	1,849	869
Phantom stock units	222	175	74
Total	$6,832	$2,643	$1,770

Stock-based compensation expense for the year ended December 31, 2011, as presented in the table above, includes amounts associated with the acceleration of vesting of awards upon the passing of Vishay’s former Executive Chairman of the Board of Directors, Dr. Felix Zandman.  The associated expense is reported as a component of the executive compensation charge reported in the accompanying consolidated statement of operations.  In accordance with Dr. Zandman’s employment agreement, 98,375 RSUs held by Dr. Zandman immediately vested and were contributed to his estate following his passing and 202,330 RSUs with performance-based vesting criteria will be contributed to his estate upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 77,334 unvested stock options held by Dr. Zandman at the time of his passing was accelerated.  These options may be exercised by Dr. Zandman’s estate within one year from his passing pursuant to the Company’s stock option programs.

Stock-based compensation expense for the year ended December 31, 2011, as presented in the table above, also includes amounts associated with the acceleration of vesting of awards upon the resignation of Vishay’s former Chief Financial Officer, Dr. Lior Yahalomi.  The associated expense is reported as a component of the executive compensation charge reported in the accompanying consolidated statement of operations.  In accordance with Dr. Yahalomi’s employment agreement, 18,438 RSUs held by Dr. Yahalomi immediately vested upon his resignation and 55,316 RSUs with performance-based vesting criteria will vest upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 29,459 unvested stock options held by Dr. Yahalomi was accelerated.  These options may be exercised by Dr. Yahalomi within one year from his resignation.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2011 (amortization periods in years):

	Unrecognized Compensation Cost

		Weighted Average Remaining Amortization Periods

Stock options	$92	1.1
Restricted stock units	4,313	1.5
Phantom stock units	-	0.0
Total	$4,405

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

At December 31, 2011, the Company has reserved 1,534,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

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

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options.  On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2011, 309,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

On November 2, 2001, Vishay acquired General Semiconductor, Inc., which became a wholly owned subsidiary of the Company. As a result of the acquisition, each outstanding option to acquire General Semiconductor common stock became exercisable for shares of Vishay common stock. Based on the conversion ratio in the acquisition of 0.563 of a Vishay share for each General Semiconductor share, the former General Semiconductor options become exercisable in the aggregate for 4,282,000 shares of Vishay common stock on the date of the acquisition. All such options were immediately vested and exercisable as a result of the merger but the terms of the options otherwise remained unchanged. All options related to this plan either expired or were exercised during the year ended December 31, 2011.  No additional options may be granted from this plan.

As a consequence of the spin-off of VPG on July 6, 2010, the exercise price of all stock options was reduced 9.48% and 259,000 make-up options were granted to reflect the loss of value to the option holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off. Additionally, approximately 102,000 stock options that were held by VPG employees expired.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2011		2010		2009
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number of Options		Number of Options		Number of Options

Outstanding:
Beginning of year	1,254	$15.04	2,728	$19.84	3,904	$18.55
Granted	-	-	-	-	-	-
Exercised	(651)	14.87	-	-	-	-
Cancelled or forfeited	(219)	14.92	(1,733)	20.35	(1,176)	15.55
Adjustment due to VPG spin-off*	-	-	259	-	-	-
End of year*	384	$15.40	1,254	$15.04	2,728	$19.84

Vested and expected to vest*	384		1,254		2,728

Exercisable:
End of year*	323		1,001		2,400

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

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2011 (number of options in thousands, contractual life in years):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life
			Weighted Average Exercise Price		Weighted Average Exercise Price

	Number of Options			Number of Options
Exercise Price

$7.89	22	0.67	$7.89	22	$7.89
$11.54 - $14.33	53	3.18	13.31	43	13.42
$16.29	309	1.67	16.29	258	16.29
Total	384	1.82	$15.40	323	$15.34

The weighted-average remaining contractual life of all exercisable options is 1.17 years.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2011, 2010, or 2009 other than the replacement options.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2011 of $8.99 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 is $24.  This amount changes based on changes in the market value of the Company’s common stock.  During the year ended December 31, 2011, 651,000 options were exercised.  No options were exercised during the years ended December 31, 2010 and 2009.  The total intrinsic value of options exercised during the year ended December 31, 2011 was $1,693.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2011		2010		2009
		Weighted Average Grant-date Fair Value		Weighted Average Grant-date Fair Value		Weighted Average Grant-date Fair Value
	Number of Options		Number of Options		Number of Options

Unvested:
Beginning of year	253	$9.33	328	$9.93	447	$9.64
Granted	-	-	-	-	-	-
Vested	(192)	9.13	(81)	9.24	(93)	8.96
Forfeited	-	-	(19)	7.95	(26)	8.47
Adjustment due to VPG spin-off*	-	-	25	-	-	-
End of year*	61	$9.96	253	$9.33	328	$9.93

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

As a consequence of the spin-off of VPG on July 6, 2010, approximately 60,000 make-up RSUs were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off.  Additionally, approximately 5,000 RSUs that were held by VPG employees expired.  RSU activity for the years ended December 31, 2011, 2010, and 2009 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2011		2010		2009
		Weighted Average Grant-date Fair Value		Weighted Average Grant-date Fair Value		Weighted Average Grant-date Fair Value
	Number of RSUs		Number of RSUs		Number of RSUs

Outstanding:
Beginning of year	634	$9.61	155	$9.14	197	$9.88
Granted	423	16.57	509	10.87	36	5.20
Vested	(154)	11.25	(76)	9.68	(78)	9.20
Cancelled or forfeited	(12)	13.26	(14)	8.83	-	-
Adjustment due to VPG spin-off*	-	-	60	-	-	-
End of year*	891	$12.58	634	$9.61	155	$9.14

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

The Company recognizes compensation cost for RSUs that are expected to vest.  The performance vesting criteria of the RSUs granted in the year ended December 31, 2010 that contain performance-based vesting criteria have been adjusted by 10% to reflect the absence of VPG within Vishay’s consolidated results. The Company expects all performance-based vesting criteria for outstanding performance-based RSUs to be achieved.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2013	324
January 1, 2014	233

On June 16, 2010, the terms of certain senior executives’ RSUs and performance-based RSUs were modified such that in the event of (i) the termination of the executive’s employment by the Company without cause, by the executive for “good reason,” or as a result of death or disability, the executive’s outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest.  In the event of voluntary termination by the executive (without “good reason”) or termination for cause, the executive’s outstanding RSUs and performance-based RSUs will be forfeited.

The modification of the terms of the RSUs and performance-vested RSUs had no effect on the Company’s financial position, results of operations, or liquidity.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives.  The Phantom Stock Plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in employment agreements with the Company.  Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the individual’s employment agreement.  The phantom stock units are fully vested at all times.

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

In accordance with the Phantom Stock Plan, following Dr. Zandman’s passing, 43,667 phantom stock units held by Dr. Zandman’s estate were redeemed as common stock.  As a consequence of the spin-off of VPG on July 6, 2010, approximately 15,000 make-up phantom stock units were granted to reflect the loss of value to the unit holders due to the decrease in the trading price of Vishay’s common stock as result of the spin-off.  Additionally, 38,667 phantom stock units held by a VPG employee were adjusted and redeemed as common stock on December 7, 2010.  The following table summarizes the Company’s phantom stock units activity for the years ended December 31, 2011, 2010, and 2009 (number of phantom stock units in thousands):

	Years ended December 31,
	2011		2010		2009
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Number of Phantom Stock Units

Outstanding:
Beginning of year	116		120		100
Granted	15	$14.78	20	$8.76	20	$3.70
Redeemed for common stock	(44)		(39)		-
Adjustment due to VPG spin-off	-		15		-
End of year	87		116		120

Available for future grants	95		110		145

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations.  In the normal course of business, operating leases are generally renewed or replaced by other leases.  Certain operating leases include escalation clauses.

Total rental expense under operating leases was $26,351, $28,194, and $29,631 for the years ended December 31, 2011, 2010, and 2009, respectively.  VPG accounted for $1,789 and $3,624 of rental expense for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2012	$23,565
2013	18,272
2014	14,970
2015	11,960
2016	10,318
Thereafter	17,989

The Company also has capital lease obligations of $38 at December 31, 2011.

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

The Company has accrued environmental liabilities of $14,546 as of December 31, 2011 relating to environmental matters related to its General Semiconductor subsidiary.  The Company has also accrued approximately $10,611 at December 31, 2011 for other environmental matters.  The liabilities recorded for these matters total $25,157, of which $10,283 is included in other accrued liabilities on the consolidated balance sheet, and $14,874 is included in other noncurrent liabilities on the consolidated balance sheet.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies (continued)

Litigation

The Company is a party to various claims and lawsuits arising in the normal course of business. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.

Semiconductor Foundry Agreements

The Company’s Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

In 2004, Siliconix signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor (the “Tower agreement”), pursuant to which Siliconix would purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.  The foundry agreement with Tower was amended in 2008 and further amended in March 2009 to reduce the quantity of commitments.  As consideration, Siliconix paid $3,000 to Tower, which was recorded as a component of cost of products sold in 2009.  During the year ended December 31, 2010 Siliconix was refunded the full amount of this payment, which was recorded as a reduction of costs of products sold.  In 2010, Siliconix amended its agreement with Tower to extend through the second quarter of 2015.

Management estimates its purchase commitments under the Tower agreement as follows:

2012	$22,569
2013	7,106
2014	6,890
2015	6,890

Siliconix has granted Tower an option to produce additional wafers under this agreement, as needed by Siliconix, and accordingly, actual purchases from Tower may be different than the commitments disclosed above.  Actual purchases from Tower during the year ended December 31, 2011 were approximately $36,407.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies (continued)

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives.  These employment agreements provide incremental compensation in the event of termination.  The Company does not provide any severance or other benefits specifically upon a change in control.

On May 13, 2009, the Company entered into an amended and restated employment agreement with Dr. Felix Zandman (the “2009 Agreement”).  This agreement amended and restated the employment agreement between the Company and Dr. Zandman that was previously amended and restated as of January 1, 2004 (the “2004 Agreement”).

The purpose of the 2009 Agreement was to eliminate the right of Dr. Zandman to receive a royalty during the ten years following his termination of employment equal to 5% of gross sales, less returns and allowances, of Vishay products incorporating inventions and any other form of technology created, discovered or developed by him or under his direction.  The royalty was payable in the event Dr. Zandman was terminated without “cause” or resigned for “good reason,” as defined in the 2004 Agreement.  This provision was carried over from Dr. Zandman’s original employment agreement of March 1985, and could not be modified or eliminated without Dr. Zandman’s consent.  It was a reflection, among other things, of Dr. Zandman’s key role in the founding of the Company and in creating, developing and commercializing the Company’s technologies and the absence of any compensation to Dr. Zandman for the core intellectual property that he contributed to the Company over the years from its inception.

The Company engaged a consultant in 2007 to assist its evaluation of the royalties to which Dr. Zandman would be entitled were his employment to be terminated.  Based in part upon the work of this consultant and management’s own updated computations, management estimated that the present value of the royalties to which Dr. Zandman would be entitled were his employment terminated at December 31, 2008 would have been between approximately $370,000 and $445,000, with a possible tax gross-up if the royalties were payable in connection with a change of control and deemed subject to an excise tax.  (This present value does not factor in any assessment of the probability of payment.)

Pursuant to the 2009 Agreement, Dr. Zandman’s right to the royalty payments was terminated.  Dr. Zandman received a payment of $10,000 as of the effective date of the amended and restated agreement, and his estate is entitled to receive annual payments of $10,000 each through 2014.  Dr. Zandman’s passing in June 2011 has no effect on the timing of these payments.  The Company recognized compensation expense of $57,824 during the second quarter of 2009, representing the present value of these payments.  This amount is presented on a separate line in the accompanying consolidated statements of operations.  The Company recognized no tax benefit associated with the executive employment agreement charge.  At December 31, 2011, the Company had approximately $19,400 and $10,000 accrued in other liabilities and other accrued expenses, respectively, for this liability.

The Company recognized compensation expense of $3,889 reported as a component of the executive compensation charges in the accompanying consolidated statement of operations for the year ended December 31, 2011 for other elements of compensation that accelerated upon the passing of Dr. Zandman.  (See also Note 12.)

The Company recognized compensation expense of $1,873 reported as a component of the executive compensation charges in the accompanying consolidated statement of operations for the year ended December 31, 2011 for elements of compensation payable to the Company’s former Chief Financial Officer, Dr. Lior Yahalomi, in connection with his resignation.  (See also Note 12.)

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

While no single customer comprises greater than 10% of net revenues, a material portion of the Company’s revenues are derived from the worldwide industrial, telecommunications, and computing markets. These markets have historically experienced wide variations in demand for end products.  If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company’s products, which could have a material adverse effect on the Company’s results of operations and financial position.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. As of December 31, 2011, one customer comprised 10.9% of the Company’s accounts receivable balance.   This customer comprised 8.7% of the accounts receivable balance as of December 31, 2010.  As of December 31, 2010, no customer comprised greater than 10% of the Company’s accounts receivable balance.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions.  The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated.  As of December 31, 2011, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

Bank Leumi*	21.5%
UniCredit	14.4%
KBC*	13.4%
JP Morgan Chase*	11.9%
___________________________________________________
*Participant in Credit Facility

Sources of Supplies

Many of the Company’s products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. The Company’s consolidated results of operations may be materially and adversely affected if there are significant price increases for these raw materials, the Company has difficulty obtaining these raw materials, or the quality of available raw materials deteriorates.  For periods in which the prices of these raw materials are rising, the Company may be unable to pass on the increased cost to the Company’s customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, the Company may be required to write down its inventory carrying cost of these raw materials which, depending on the extent of the difference between market price and its carrying cost, could have a material adverse effect on the Company’s net earnings.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations (continued)

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

Certain raw materials used in the manufacture of the Company’s products, such as gold, copper, palladium, and other metals, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, the Company’s policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized by the Company if market prices decline below budget.  If after entering into these commitments, the market prices for these raw materials decline, the Company must recognize losses on these adverse purchase commitments.

Geographic Concentration

The Company has operations outside the United States, and approximately 78% of revenues earned during 2011 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2011, $875,073 of the Company’s cash and cash equivalents and short-term investments were held in countries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.  As of December 31, 2011 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Israel	29.9%
Germany	28.0%
United States	12.4%
Singapore	8.9%
People's Republic of China	6.1%
Other Europe	7.8%
Other Asia	6.3%
Other	0.6%

Vishay has been in operation in Israel for 41 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data

In preparation for the spin-off of VPG, which was completed on July 6, 2010, the Company realigned its reportable business segments structure in the second fiscal quarter of 2010 to be consistent with changes made to its management reporting.  The changes made to management reporting included separating the former Semiconductors reporting segment into MOSFETs, Diodes, and Optoelectronic Components and separating the former Passive components reporting segment into Resistors and Inductors, Capacitors, and VPG.  The changes were necessary due to the former Passive components segment no longer being comparable after the completion of the spin-off of VPG, the need for discrete information regarding VPG, and the increased interest of management and outside investors in more discrete financial information.  Effective beginning in the second fiscal quarter of 2010, the chief operating decision maker began making strategic and operating decisions with regards to assessing performance and allocating resources based on this new segment structure.  Following the completion of the spin-off in the third fiscal quarter, the Company has five reporting segments.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Vishay Precision Group	Corporate / Other	Total
Year ended December 31, 2011:
Product sales	$537,783	$607,493	$229,814	$634,490	$577,816	$-	$-	$2,587,396
Royalty revenues	197	-	72	6,364	-	-	-	$6,633
Total revenue	$537,980	$607,493	$229,886	$640,854	$577,816	$-	$-	$2,594,029

Gross Margin	$125,498	$143,876	$74,772	$213,997	$161,843	$-	$-	$719,986

Depreciation expense	$53,808	$39,577	$12,384	$32,039	$25,979	$-	$1,235	$165,022
Interest expense (income)	12	-	-	223	223	-	18,819	$19,277
Capital expenditures	61,520	39,444	15,442	28,751	19,676	-	3,808	$168,641

Total Assets as of December 31, 2011:	$646,660	$682,017	$163,486	$609,556	$672,049	$-	$219,962	$2,993,730

Year ended December 31, 2010:
Product sales	$626,498	$596,354	$226,402	$622,819	$546,149	$101,089	$-	$2,719,311
Royalty revenues	200	-	96	5,485	-	-	-	$5,781
Total revenue	$626,698	$596,354	$226,498	$628,304	$546,149	$101,089	$-	$2,725,092

Gross Margin	$189,209	$138,308	$75,804	$222,785	$144,349	$37,030	$-	$807,485

Depreciation expense	$51,865	$39,035	$12,282	$30,142	$31,551	$3,391	$1,458	$169,724
Interest expense (income)	-	-	-	933	762	33	9,308	$11,036
Capital expenditures	55,457	30,879	13,066	27,874	17,132	918	87	$145,413

Total Assets as of December 31, 2010:	$745,641	$685,490	$163,584	$602,466	$652,742	$-	$116,170	$2,966,093

Year ended December 31, 2009:
Product sales	$427,110	$410,415	$167,317	$438,600	$420,890	$171,991	$-	$2,036,323
Royalty revenues	71	-	13	5,626	-	-	-	$5,710
Total revenue	$427,181	$410,415	$167,330	$444,226	$420,890	$171,991	$-	$2,042,033

Gross Margin	$57,280	$51,361	$37,180	$109,093	$80,533	$52,714	$-	$388,161

Depreciation expense	$58,762	$38,638	$14,757	$38,392	$46,684	$8,446	$330	$206,009
Interest expense (income)	23	93	172	(27)	934	69	9,057	$10,321
Capital expenditures	10,309	12,474	3,453	11,126	10,567	2,181	230	$50,340

Total Assets as of December 31, 2009:	$566,952	$522,080	$132,065	$572,076	$668,271	$209,779	$48,323	$2,719,546

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

	Years ended December 31,
	2011	2010	2009
Operating margin reconciliation:
MOSFETs	$85,336	$152,794	$25,434
Diodes	118,111	115,168	31,275
Optoelectronic Components	60,492	64,088	24,441
Resistors & Inductors	185,327	195,730	85,406
Capacitors	136,901	121,714	60,480
Vishay Precision Group	-	18,949	22,510
Unallocated Selling, General, and Administrative Expenses	(233,804)	(250,505)	(220,547)
Restructuring and severance Costs	-	-	(37,874)
Asset write-downs	-	-	(681)
Settlement agreement gain	-	-	28,195
Executive compensation charges	(5,762)	-	(57,824)
Consolidated Operating Income (Loss)	$346,601	$417,938	$(39,185)

Restructuring and severance costs:
MOSFETs	$-	$-	$8,017
Diodes	-	-	4,707
Optoelectronic Components	-	-	2,755
Resistors & Inductors	-	-	9,374
Capacitors	-	-	5,353
Vishay Precision Group	-	-	2,048
Unallocated Selling, General, and Administrative Expenses	-	-	5,620
	$-	$-	$37,874

Asset write-downs:
Diodes	$-	$-	$681

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

Until July 6, 2010, VPG was part of Vishay and its assets, liabilities, results of operations, and cash flows are included in the amounts reported in these consolidated financial statements for periods prior to the completion of the spin-off. Excluding the non-recurring costs of the spin-off incurred by Vishay, VPG contributed $9,716 of income before taxes, $5,811 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to Vishay’s 2010 results.

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2011	2010	2009

United States	$363,847	$345,267	$312,262
Germany	801,539	726,235	544,364
Other Europe	175,639	217,099	195,212
Israel	219,037	292,025	212,483
Asia	1,033,967	1,144,466	777,712
	$2,594,029	$2,725,092	$2,042,033

In the fourth fiscal quarter of 2011, Vishay made changes to its business model to streamline its sales process such that three main subsidiaries will generate the majority of future third-party sales.

The following table summarizes property and equipment based on physical location:

	December 31,
	2011	2010

United States	$136,159	$141,309
Germany	125,905	128,549
Czech Republic	53,126	58,545
Other Europe	97,212	96,313
Israel	125,885	121,070
People's Republic of China	178,877	181,043
Republic of China (Taiwan)	117,450	117,513
Other Asia	71,677	66,093
Other	1,614	1,679
	$907,905	$912,114

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2011	2010	2009

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$238,821	$359,106	$(57,188)

Adjustment to the numerator for continuing operations and net earnings (loss):

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	189	257	-

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$239,010	$359,363	$(57,188)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	160,094	183,618	186,605

Effect of dilutive securities:
Convertible and exchangeable debt instruments	7,820	6,313	-
Employee stock options	106	10	-
Other	494	286	-
Dilutive potential common shares	8,420	6,609	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	168,514	190,227	186,605

Basic earnings (loss) per share attributable to Vishay stockholders	$1.49	$1.96	$(0.31)

Diluted earnings (loss) per share attributable to Vishay stockholders	$1.42	$1.89	$(0.31)

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2011	2010	2009
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	9,905	-	-
Convertible Senior Debentures, due 2041	5,026	-	-
Convertible Subordinated Notes, due 2023	-	51	87
Exchangeable Unsecured Notes, due 2102	-	-	6,176
Weighted average employee stock options	182	2,243	3,615
Weighted average warrants	8,824	8,824	8,824
Weighted average other	123	35	294

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of December 31, 2011, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible senior debentures, due 2040 and due 2041, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.88, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, and if the average market price is less than $19.02, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041.

As described in Note 6, the Company purchased 99.6% of the outstanding convertible subordinated notes due 2023 pursuant to the option of the holders to require the Company to repurchase their notes on August 1, 2008.  The remaining notes, with an aggregate principal amount of $1,870, were redeemed at Vishay’s option on August 1, 2010.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2011	2010	2009

Accounts receivable	$61,918	$(89,261)	$29,055
Inventories	(13,829)	(54,358)	79,415
Prepaid expenses and other current assets	(14,273)	(22,637)	43,549
Accounts payable	(11,468)	59,568	12,838
Other current liabilities	(74,851)	108,418	(56,107)
Net change in operating assets and liabilities	$(52,503)	$1,730	$108,750

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010:

	Total Fair Value
		Level 1	Level 2	Level 3
December 31, 2011
Assets:
Assets held in rabbi trusts	$31,698	$20,569	$11,129	$-
Available for sale securities	$6,776	6,776	-	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$138,379	138,379	-	-
Fixed income securities	$93,842	40,606	53,236	-
Real Estate Investment Trust securities	$6,486	6,486	-	-
Cash and cash equivalents	$338	338	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$6,815	6,815	-	-
Fixed income securities	$10,173	10,173	-	-
Cash and cash equivalents	$18,556	18,556	-	-
	$313,063	$248,698	$64,365	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(594)	-	-	(594)
Embedded derivative - convertible debentures due 2041	$(392)	-	-	(392)
	$(986)	$-	$-	$(986)

December 31, 2010
Assets:
Assets held in rabbi trusts	$25,585	$15,575	$10,010	$-
Available for sale securities	$5,736	5,736	-	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$142,808	142,808	-	-
Fixed income securities	$87,233	39,063	48,170	-
Real Estate Investment Trust securities	$6,339	6,339	-	-
Cash and cash equivalents	$2,143	2,143	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$7,751	7,751	-	-
Fixed income securities	$8,538	8,538	-	-
Cash and cash equivalents	$16,172	16,172	-	-
	$302,305	$244,125	$58,180	$-
Liability:
Embedded derivative - convertible debentures due 2040	$(319)	-	-	(319)

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

The Company holds available for sale investments in debt securities that are intended to fund a portion of its other postretirement benefit obligations outside of the U.S. and equity securities in a non-U.S. company.  The investments are valued based on quoted market prices on the last business day of the year.  The fair value measurement of the investments is considered a Level 1 measurement within the fair value hierarchy.

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

The fair value of the long-term debt, excluding the derivative liability, at December 31, 2011 and 2010 is approximately $533,900 and $624,800, respectively, compared to its carrying value, excluding the derivative liability, of $398,068 and $431,363, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 19 – Summary of Quarterly Financial Information (Unaudited)

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$695,151	$709,838	$637,649	$551,391	$640,460	$701,655	$694,365	$688,612
Gross profit	214,663	212,190	167,477	125,656	167,013	210,593	218,378	211,501
Operating income (loss)	122,198	115,505	75,333	33,565	65,125	101,327	130,903	120,583
Net earnings (loss)	75,607	82,496	50,692	31,202	45,639	76,965	90,152	147,537
Net earnings (loss) attributable to
noncontrolling interests	320	401	205	250	219	306	353	309
Net earnings (loss) attributable to
Vishay stockholders	75,287	82,095	50,487	30,952	45,420	76,659	89,799	147,228

Per Share data:
Basic earnings (loss) per share
attributable to Vishay stockholders (a)	$0.46	$0.51	$0.32	$0.20	$0.24	$0.41	$0.48	$0.84

Diluted earnings (loss) per share
attributable to Vishay stockholders (a)	$0.43	$0.48	$0.31	$0.19	$0.24	$0.40	$0.47	$0.81

Certain Items Recorded during the Quarters:
Operating income (loss):
Executive compensation charge	$-	$(3,889)	$(1,873)	$-	$-	$-	$-	$-

One time tax benefit (expense)	$(10,024)	$-	$-	$6,538	$-	$-	$-	$59,484

Quarter end date (b)	April 2	July 2	Oct. 1	Dec. 31	April 3	July 3	Oct. 2	Dec. 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.