Form 10-Q
period 2012-03-31
VISHAY INTERTECHNOLOGY INC
filed 2012-05-02
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐ Yes  ☒ No

As of April 27, 2012, the registrant had 145,080,898 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
March 31, 2012

Contents

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$785,781	$749,088
Short-term investments	137,172	249,139
Accounts receivable, net	282,071	270,970
Inventories:
Finished goods	111,042	104,478
Work in process	197,463	181,354
Raw materials	132,194	131,795
Total inventories	440,699	417,627

Deferred income taxes	24,907	24,632
Prepaid expenses and other current assets	126,493	119,220
Total current assets	1,797,123	1,830,676

Property and equipment, at cost:
Land	92,538	91,507
Buildings and improvements	508,695	493,550
Machinery and equipment	2,114,001	2,079,395
Construction in progress	83,560	94,717
Allowance for depreciation	(1,897,354)	(1,851,264)
	901,440	907,905

Goodwill	34,915	9,051

Other intangible assets, net	143,864	103,927

Other assets	140,678	142,171
Total assets	$3,018,020	$2,993,730

Continues on following page.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$52	$13
Trade accounts payable	135,055	154,942
Payroll and related expenses	103,317	109,833
Other accrued expenses	157,722	161,119
Income taxes	14,537	13,881
Total current liabilities	410,683	439,788

Long-term debt less current portion	389,486	399,054
Deferred income taxes	110,210	110,356
Other liabilities	118,651	117,235
Accrued pension and other postretirement costs	318,979	319,136
Total liabilities	1,348,009	1,385,569

Stockholders' equity:
Vishay stockholders' equity
Common stock	14,491	14,374
Class B convertible common stock	1,230	1,345
Capital in excess of par value	2,088,352	2,086,925
(Accumulated deficit) retained earnings	(469,604)	(503,416)
Accumulated other comprehensive income (loss)	30,124	3,778
Total Vishay stockholders' equity	1,664,593	1,603,006
Noncontrolling interests	5,418	5,155
Total equity	1,670,011	1,608,161
Total liabilities and equity	$3,018,020	$2,993,730

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$538,547	$695,151
Costs of products sold	401,838	480,488
Gross profit	136,709	214,663

Selling, general, and administrative expenses	86,364	92,465
Operating income	50,345	122,198

Other income (expense):
Interest expense	(4,717)	(4,054)
Other	1,308	(507)
	(3,409)	(4,561)

Income before taxes	46,936	117,637

Income tax expense	12,861	42,030

Net earnings	34,075	75,607

Less: net earnings attributable to noncontrolling interests	263	320

Net earnings attributable to Vishay stockholders	$33,812	$75,287

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.46

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.43

Weighted average shares outstanding - basic	157,199	165,186

Weighted average shares outstanding - diluted	163,944	175,661

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net earnings	$34,075	$75,607

Other comprehensive income, net of tax

Foreign currency translation adjustment	23,228	45,728

Pension and other post-retirement actuarial items	2,304	1,934

Unrealized gain on available-for-sale securities	814	611

Other comprehensive income	26,346	48,273

Comprehensive income	60,421	123,880

Less: comprehensive income attributable to noncontrolling interests	263	320

Comprehensive income attributable to Vishay stockholders	$60,158	$123,560

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Three fiscal months ended
	March 31, 2012	April 2, 2011
Operating activities
Net earnings	$34,075	$75,607
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	41,993	45,033
(Gain) loss on disposal of property and equipment	(996)	(959)
Accretion of interest on convertible debentures	611	376
Inventory write-offs for obsolescence	5,220	5,237
Other	1,416	5,665
Net change in operating assets and liabilities,
net of effects of businesses acquired	(59,697)	(33,202)
Net cash provided by operating activities	22,622	97,757

Investing activities
Capital expenditures	(16,815)	(18,600)
Proceeds from sale of property and equipment	2,789	1,194
Purchase of businesses, net of cash acquired	(85,642)	-
Purchase of short-term investments	(4,444)	(339,449)
Maturity of short-term investments	121,684	-
Other investing activities	443	(6)
Net cash provided by (used in) investing activities	18,015	(356,861)

Financing activities
Principal payments on long-term debt and capital leases	(5)	-
Net payments on revolving credit lines	(10,000)	-
Net changes in short-term borrowings	39	489
Proceeds from stock options exercised	174	6,793
Excess tax benefit from stock options exercised	-	302
Distributions to noncontrolling interests	-	(500)
Net cash provided by (used in) financing activities	(9,792)	7,084
Effect of exchange rate changes on cash and cash equivalents	5,848	23,233

Net increase (decrease) in cash and cash equivalents	36,693	(228,787)

Cash and cash equivalents at beginning of period	749,088	897,338
Cash and cash equivalents at end of period	$785,781	$668,551

See accompanying notes.

Contents

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161
Net earnings	-	-	-	33,812	-	33,812	263	34,075
Other comprehensive income	-	-	-	-	26,346	26,346	-	26,346
Stock compensation expense	-	-	1,255	-	-	1,255	-	1,255
Stock options exercised (22,095 shares)	2	-	172	-	-	174	-	174
Conversions from Class B to common stock (1,153,322 shares)	115	(115)	-	-	-	-	-	-
Balance at March 31, 2012	$14,491	$1,230	$2,088,352	$(469,604)	$30,124	$1,664,593	$5,418	$1,670,011

See accompanying notes.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three fiscal months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2012 end on March 31, 2012, June 30, 2012, September 29, 2012, and December 31, 2012.  The four fiscal quarters in 2011 ended on April 2, 2011, July 2, 2011, October 1, 2011, and December 31, 2011, respectively.

Recently Adopted Accounting Guidance

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The ASU generally aligns the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards.  The updated guidance clarifies existing fair value measurement and disclosure requirements and requires additional disclosure requirements.  The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012.  Vishay adopted the ASU on January 1, 2012.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity.

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment. Under the revised guidance, the Company has the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The ASU is effective for annual and interim goodwill impairment tests beginning after January 1, 2012.  Vishay adopted the ASU on January 1, 2012.  The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statements presentation.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Acquisition Activities

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which the Company has substantial marketing and technical expertise.

HiRel Systems LLC

On January 13, 2012, Vishay acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for $85,642, net of cash acquired and subject to customary post-closing adjustments.  The products and technology portfolio acquired will further enhance the Company’s inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.  The inclusion of this business did not have a material impact on the Company’s consolidated results for the first fiscal quarter of 2012.  Based on an estimate of their fair values, the Company allocated $43,950 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $25,864 related to this acquisition.  The goodwill associated with this transaction is deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets and the finalization of a working capital adjustment.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2012	December 31, 2011

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$116,217	$111,428
Capitalized software	54,348	53,721
Customer relationships	96,894	57,723
Tradenames	37,365	36,762
Non-competition agreements	1,700	1,000
	306,524	260,634
Accumulated amortization:
Patents and acquired technology	(91,125)	(89,379)
Capitalized software	(49,083)	(47,836)
Customer relationships	(28,019)	(26,174)
Tradenames	(14,637)	(13,615)
Non-competition agreements	(155)	(62)
	(183,019)	(177,066)
Net Intangible Assets Subject to Amortization	123,505	83,568

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$143,864	$103,927

The increase in net intangible assets from December 31, 2011 is mainly attributable to the acquisition of HiRel Systems LLC on January 13, 2012.  The Company allocated $43,950 of the purchase price to definite-lived intangible assets.  Amortization expense (excluding capitalized software) was $3,599, and $3,769, for the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively.  HiRel Systems LLC intangible assets accounted for $587 of amortization expense for the fiscal quarter ended March 31, 2012.

Estimated annual amortization expense of intangible assets on the balance sheet at March 31, 2012 for the full year 2012 and each of the next four years is as follows:

2012	$15,278
2013	15,282
2014	15,162
2015	15,094
2016	13,406

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended March 31, 2012 and April 2, 2011 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10,024 was recorded in the consolidated condensed statement of operations during the three fiscal months ended April 2, 2011.

During the three fiscal months ended March 31, 2012, the liabilities for unrecognized tax benefits increased by $1,203 on a net basis, principally due to increases for interest expense and foreign exchange effects.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011

Credit facility	$145,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	98,766	98,463
Convertible senior debentures, due 2041	50,678	50,549
	389,486	399,054
Less current portion	-	-
	$389,486	$399,054

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

The carrying values of the liability and equity components of the convertible debentures due 2041 are reflected in the Company’s consolidated condensed balance sheets as follows:

	March 31, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$150,000	$150,000
Unamortized discount	(99,639)	(99,843)
Embedded derivative	317	392
Carrying value of liability component	$50,678	$50,549

Equity component - net carrying value	$62,246	$62,246

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

Interest expense related to the convertible debentures due 2041 is reflected on the consolidated condensed statement of operations as follows:

Fiscal quarter ended
March 31, 2012
Contractual coupon interest	$844
Non-cash amortization of debt discount	204
Non-cash amortization of deferred financing costs	12
Non-cash change in value of derivative liability	(75)
Total interest expense related to the debentures	$985

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Prior to February 15, 2041, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending October 1, 2011 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $24.73) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of March 31, 2012.

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

The carrying values of the liability and equity components of the convertible debentures due 2040 are reflected in the Company’s consolidated condensed balance sheets as follows:

	March 31, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(176,724)	(177,131)
Embedded derivative	490	594
Carrying value of liability component	$98,766	$98,463

Equity component - net carrying value	$110,094	$110,094

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

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the convertible debentures due 2040 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011
Contractual coupon interest	$1,547	$1,547
Non-cash amortization of debt discount	407	376
Non-cash amortization of deferred financing costs	22	22
Non-cash change in value of derivative liability	(104)	(61)
Total interest expense related to the debentures	$1,872	$1,884

Subsequent Event - Amendment of Credit Facility

On April 3, 2012, Vishay amended its credit agreement and entered into an incremental facility agreement that increases the total credit facility commitment from $450,000 to $528,000.  The incremental revolving commitments have terms and conditions identical to the terms and conditions of the existing commitments under the credit facility.  The other terms and conditions of the credit facility were unchanged.  Vishay paid an amendment fee of $390 to complete this amendment.  Other significant terms and conditions of the credit agreement have not been changed.  The credit agreement, as amended, will expire on December 1, 2015.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2012 and 2011 for the Company’s defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	March 31, 2012		April 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$814	$-	$827
Interest cost	3,927	2,374	4,068	2,562
Expected return on plan assets	(4,716)	(412)	(4,653)	(391)
Amortization of prior service cost	550	-	641	-
Amortization of losses	3,111	418	2,102	249
Net periodic benefit cost	$2,872	$3,194	$2,158	$3,247

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2012 and 2011 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	March 31, 2012		April 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$18	$64	$19	$67
Interest cost	130	73	146	69
Amortization of prior service credit	(102)	-	(110)	-
Amortization of transition obligation	8	-	12	-
Amortization of gains	(22)	-	(61)	-
Net periodic benefit cost	$32	$137	$6	$136

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Stock options	$27	$120
Restricted stock units	1,135	1,066
Phantom stock units	93	222
Total	$1,255	$1,408

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 31, 2012 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$65	1.0
Restricted stock units	8,564	1.8
Phantom stock units	-	0.0
Total	$8,629

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2007 Stock Incentive Plan

The Company’s 2007 Stock Incentive Program (the “2007 Program”) permits the grant of up to 3,000,000 shares of restricted stock, unrestricted stock, RSUs, and stock options, to officers, employees, and non-employee directors.  Such instruments are available for grant until May 22, 2017.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.  These programs are more fully described in Note 12 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.  No additional options may be granted pursuant to these programs.

Option activity under the stock option plans as of March 31, 2012 and changes during the three fiscal months then ended are presented below (number of options in thousands, contractual life in years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding:
January 1, 2012	384	$15.40
Granted	-	-
Exercised	(22)	7.89
Cancelled or forfeited	-	-
Outstanding at March 31, 2012	362	$15.86	1.64

Vested and expected to vest
at March 31, 2012	362	$15.86	1.64
Exercisable at March 31, 2012	306	$15.83	0.99

During the three fiscal months ended March 31, 2012, 5,000 options vested.  At March 31, 2012, there are 56,000 unvested options outstanding, with a weighted average grant-date fair value of $10.10 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2012 of $12.16 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012 is $2. This amount changes based on changes in the market value of the Company’s common stock.  During the three fiscal months ended March 31, 2012, 22,000 options were exercised.  The total intrinsic value of options exercised during the three fiscal months ended March 31, 2012 was approximately $110.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of March 31, 2012 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	891	$12.58
Granted	437	12.31
Vested	-	-
Cancelled or forfeited	-	-
Outstanding at March 31, 2012	1,328	$12.49

Expected to vest at March 31, 2012	1,328

The Company recognizes compensation cost for RSUs that are expected to vest.  The Company expects all performance-based vesting criteria to be achieved. RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2013	324
January 1, 2014	233
January 1, 2015	276

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives.  The plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in the Company’s employment agreements with such senior executives.  Each phantom stock unit entitles the recipient to receive a share of common stock at the individual’s termination of employment or any other future date specified in the applicable employment agreement.  The phantom stock units are fully vested at all times.

Phantom stock unit activity under the phantom stock plan as of March 31, 2012 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	87
Granted	10	$9.33
Redeemed for common stock	-
Outstanding at March 31, 2012	97

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Segment Information

Vishay operates, and its chief operating decision maker makes strategic and operating decisions with regards to assessing performance and allocating resources based on, five reporting segments: MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, and Capacitors.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company’s calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, asset write-downs, goodwill and indefinite-lived intangible asset impairments, inventory write-downs, gains or losses on purchase commitments, and other items.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

Contents
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Unallocated Selling, General, and Administrative Expenses	Total
Fiscal quarter ended March 31, 2012:
Product Sales	$94,701	$120,134	$50,612	$157,254	$113,926	$-	$536,627
Royalty Revenues	137	-	27	1,756	-	-	$1,920
Total Revenue	$94,838	$120,134	$50,639	$159,010	$113,926	$-	$538,547

Gross Margin	$10,617	$25,054	$17,294	$54,259	$29,485	$-	$136,709

Operating Income	$1,323	$19,359	$14,045	$46,512	$23,917	$(54,811)	$50,345

Fiscal quarter ended April 2, 2011:
Product Sales	$142,901	$159,417	$57,706	$171,919	$161,852	$-	$693,795
Royalty Revenues	97	-	42	1,217	-	-	$1,356
Total Revenue	$142,998	$159,417	$57,748	$173,136	$161,852	$-	$695,151

Gross Margin	$39,439	$39,140	$19,948	$61,158	$54,978	$-	$214,663

Operating Income	$29,410	$32,800	$16,357	$54,104	$48,333	$(58,806)	$122,198

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Numerator:
Numerator for basic earnings per share:
Net earnings	$33,812	$75,287

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	90	47

Numerator for diluted earnings per share:
Net earnings	$33,902	$75,334

Denominator:
Denominator for basic earnings per share:
Weighted average shares	157,199	165,186

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,176	9,761
Other	569	714
Dilutive potential common shares	6,745	10,475

Denominator for diluted earnings per share:
Adjusted weighted average shares	163,944	175,661

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.46

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.43

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	-
Convertible Senior Debentures, due 2041	7,885	-
Weighted average employee stock options	358	5
Weighted average warrants	8,824	8,824
Weighted average other	208	36

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of March 31, 2012, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2012:
Assets:
Assets held in rabbi trusts	$33,143	$21,368	$11,775	$-
Available for sale securities	$7,153	7,153	-	-
	$40,296	$28,521	$11,775	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(490)	$-	$-	$(490)
Embedded derivative - convertible debentures due 2041	$(317)	-	-	(317)
	$(807)	$-	$-	$(807)

December 31, 2011:
Assets:
Assets held in rabbi trusts	$31,698	$20,569	$11,129	$-
Available for sale securities	$6,776	6,776	-	-
	$38,474	$27,345	$11,129	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(594)	$-	$-	$(594)
Embedded derivative - convertible debentures due 2041	$(392)	-	-	(392)
	$(986)	$-	$-	$(986)

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

The Company holds available for sale investments in debt securities that are intended to fund a portion of its other postretirement benefit obligations outside of the United States.  The investments are valued based on quoted market prices on the last business day of the year.  The fair value measurement of the investments is considered a Level 1 measurement within the fair value hierarchy.

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The convertible senior debentures, due 2040 and due 2041, issued by the Company on November 9, 2010 and May 13, 2011, respectively, contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated statements of operations.  The Company uses a derivative valuation model to derive the value of the embedded derivative features.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures’ credit spread over London Interbank Offered Rate (“LIBOR”). The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liability, at March 31, 2012 and December 31, 2011 is approximately $629,798 and $533,900, respectively, compared to its carrying value, excluding the derivative liability, of $388,679 and $398,068, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

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

Contents
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Restructuring and Related Activities

Subsequent Event – Sale of Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200.  Vishay will recognize a gain on the sale of the property of approximately $12,100 within its statements of operations and proceeds from the sale of property and equipment of approximately $3,400 within its statement of cash flows in the second fiscal quarter of 2012.  The remaining proceeds will be reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received over the next three years.

Contents

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. (“Vishay,” “we,” “us,” or “our”) is a global manufacturer and supplier of discrete semiconductors and passive components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Discrete semiconductors and passive components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronic products, telecommunications, power supplies, military/aerospace, and medical industries.

We operate in five product segments: MOSFETs; Diodes; Optoelectronic Components; Resistors & Inductors; and Capacitors.

Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  Through this strategy, we have grown to become one of the world’s largest manufacturers of discrete semiconductors and passive components.  We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

We are focused on enhancing stockholder value by repurchasing our stock and improving earnings per share.  In the fourth fiscal quarter of 2010 and second fiscal quarter of 2011, we completed the repurchase of 21.7 million shares of our common stock for $275 million and 8.6 million shares of our common stock for $150 million, respectively.  On September 8, 2011, we entered into an amendment to our credit facility that effectively permits us to repurchase up to $300 million of additional shares, conditioned upon maintaining specific pro forma financial ratios and a required minimal amount of available liquidity, as defined in the amendment. Beginning in 2012, our capacity to repurchase shares of stock increases each quarter by an amount equal to 20% of net income.  At March 31, 2012, our total capacity to repurchase shares of stock is $306.8 million.  We will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”)  Our business is recovering from the downturn in demand and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011.  The downturn in demand in the last six fiscal months of 2011 resulted in a reduction of nearly all key financial metrics compared with the prior year period, but improving economic conditions in the first fiscal quarter of 2012 have led to increased orders and improvement in the book-to-bill ratio and end-of-period backlog compared with the fourth fiscal quarter of 2011.  Temporary fixed cost reductions and manufacturing efficiencies led to improvement in gross profit margin and operating margin compared with the fourth fiscal quarter of 2011.

Net revenues for the fiscal quarter ended March 31, 2012 were $538.5 million, compared to $695.2 million for the fiscal quarter ended April 2, 2011.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended March 31, 2012 were $33.8 million, or $0.21 per diluted share, compared to $75.3 million, or $0.43 per diluted share for the fiscal quarter ended April 2, 2011.

Contents

The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 2, 2011 includes an item affecting comparability as listed in the reconciliation below.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.  There were no such reconciling items for the fiscal quarter ended March 31, 2012.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

GAAP net earnings attributable to Vishay stockholders	$33,812	$75,287

Reconciling items affecting tax expense:
One-time tax expense	$-	$10,024

Adjusted net earnings	$33,812	$85,311

Adjusted weighted average diluted shares outstanding	163,944	175,661

Adjusted earnings per diluted share *	$0.21	$0.49

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter ended March 31, 2012 represent an improving business environment following the downturn in demand and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011.  We again demonstrated our ability to react quickly to changing economic environments and successfully implemented several temporary cost reduction measures that in combination with manufacturing efficiencies enabled us to increase earnings versus the prior quarter despite lower revenues.  Our results for the fiscal quarter ended April 2, 2011 represent a period of favorable business environment and the effects of the cost reductions initiated in the prior years enabling us to achieve significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

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

Contents

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2011 through the first fiscal quarter of 2012 (dollars in thousands):

	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012

Net revenues	$695,151	$709,838	$637,649	$551,391	$538,547

Gross profit margin	30.9%	29.9%	26.3%	22.8%	25.4%

Operating margin	17.6%	16.3%	11.8%	6.1%	9.3%

End-of-period backlog (1)	$911,600	$881,800	$655,200	$530,200	$607,100

Book-to-bill ratio	1.01	0.95	0.67	0.80	1.11

Inventory turnover	4.35	4.23	3.99	3.86	3.66

Change in ASP vs. prior quarter	-0.2%	-0.4%	-1.1%	-0.5%	-1.0%
________________________________
(1) End-of-period backlog for the first fiscal quarter of 2012 reflects a total of $12.2 million related to the backlog of the HiRel Sytems LLC as of the date of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

The low demand and reduction in distribution inventory levels that we experienced in the second half of 2011 reduced our backlog and resulted in a decrease in net revenues and ASP compared to the prior year period.  Our first fiscal quarter of 2012 was negatively affected by a reduction of inventory at distribution and a slow start, but our business climate improved progressively through the quarter.  Increasing demand for computing and consumer products along with continued strength of automotive and industrial demand and decreasing inventory levels at distribution have led to a substantial increase in orders in the first fiscal quarter of 2012.  This increase in orders has led to an improvement in our book-to-bill ratio and increased our backlog versus the fourth fiscal quarter of 2011. Typical pricing pressure, particularly for our established semiconductor products, has resulted in a decrease in average selling prices versus the fourth fiscal quarter of 2011 and the prior year period.

Temporary fixed cost reductions and manufacturing efficiencies led to an increase in gross margins in the first fiscal quarter of 2012 versus the fourth fiscal quarter of 2011 despite lower sales volume.  The significant decrease in sales volume versus the prior year period resulted in a significant decrease in gross margins compared to the prior year period.

Due to the substantial increase in orders, the book-to-bill ratio increased to 1.11 in the first fiscal quarter of 2012 from 0.80 in the fourth fiscal quarter of 2011.  The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.11 and 1.10, respectively, versus ratios of 0.77 and 0.83, respectively, during the fourth fiscal quarter of 2011.

For the second fiscal quarter of 2012, we anticipate revenues between $580 million and $620 million at improved gross margins.

Contents

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2011 through the first fiscal quarter of 2012 (dollars in thousands):

	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012
MOSFETs
Net revenues	$142,998	$153,245	$131,866	$109,871	$94,838

Book-to-bill ratio	1.07	0.95	0.50	0.77	1.18

Gross profit margin	27.6%	27.9%	20.7%	14.5%	11.2%

Segment operating margin	20.6%	21.2%	13.1%	5.5%	1.4%

Diodes
Net revenues	$159,417	$169,613	$150,993	$127,470	$120,134

Book-to-bill ratio	1.00	0.97	0.62	0.70	1.01

Gross profit margin	24.6%	25.8%	23.7%	19.8%	20.9%

Segment operating margin	20.6%	21.9%	19.4%	14.8%	16.1%

Optoelectronic Components
Net revenues	$57,748	$63,761	$56,119	$52,258	$50,639

Book-to-bill ratio	1.13	0.86	0.77	0.91	1.12

Gross profit margin	34.5%	34.4%	30.9%	29.7%	34.2%

Segment operating margin	28.3%	28.7%	24.7%	22.8%	27.7%

Resistors & Inductors
Net revenues	$173,136	$168,924	$157,037	$141,757	$159,010

Book-to-bill ratio	0.94	0.99	0.85	0.90	1.13

Gross profit margin	35.3%	34.9%	32.9%	29.9%	34.1%

Segment operating margin	31.2%	30.6%	28.6%	24.6%	29.3%

Capacitors
Net revenues	$161,852	$154,295	$141,634	$120,035	$113,926

Book-to-bill ratio	1.00	0.89	0.65	0.75	1.12

Gross profit margin	34.0%	29.0%	25.0%	22.2%	25.9%

Segment operating margin	29.9%	25.0%	20.8%	17.1%	21.0%
__________________

Contents

Acquisition Activity

As part of our growth strategy, we seek to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  This includes exploring opportunities to acquire targets to gain market share, penetrate different geographic markets, enhance new product development, round out our existing product lines, or grow our high margin niche market businesses. Acquisitions of passive components businesses would likely be made to strengthen and broaden our position as a specialty product supplier; acquisitions of discrete semiconductor businesses would be made to increase market share and to generate synergies.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we will calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

Our growth plan targets adding, through acquisitions, approximately $100 million of revenues per year over the next five years.  Depending on the opportunities available, we might make several smaller acquisitions or a few larger acquisitions. We intend to make such acquisitions using mainly cash, rather than debt or equity, although we do have capacity on our revolving credit facility if necessary. We are not currently targeting acquisitions larger than $500 million.

On January 13, 2012, we acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for approximately $85.6 million, subject to customary post-closing adjustments.  The products and technology portfolio acquired will further enhance our inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.

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

The erosion of average selling prices of our established products, particularly our semiconductor products, that is typical of our industry and inflation drive us to continually seek ways to reduce our variable costs.  Our variable cost reduction efforts include expending capital to increase automation and maximize the efficiency in our production facilities, consolidating materials purchasing across regions and divisions to achieve economies of scale, materials substitution, maintaining an appropriate mix of in-house production and subcontractor production, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program.  This percentage was 74.3% at the end of the first fiscal quarter of 2012 as compared to 57% when this program began in 2001.  We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

As a result of restructuring activities in 2008-2009, we drastically reduced our break-even point by approximately $450 million.  While streamlining and reducing fixed overhead, we exercised caution so that we will not negatively impact our customer service or our ability to further develop products and processes.  The risks associated with our cost reduction programs are further detailed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012.

We did not initiate any new restructuring projects in 2011 or the first fiscal quarter of 2012 and thus did not record any restructuring and severance expenses during such periods.

Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate any material restructuring expenses in 2012.  We currently plan to keep our trained workforce even through periods of lower manufacturing activity levels by reducing hours and limiting the use of subcontractors and foundries.  However, the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statements of operations, as such expenses are incurred.  For this reason, we expect to have some level of future restructuring expenses due to acquisitions.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year.  While the translation of revenues and expenses into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally has been stronger during the first fiscal quarter of 2012 compared to the prior fiscal quarter and compared to the first fiscal quarter of 2011, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter and the first fiscal quarter of 2011.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for first fiscal quarter of 2012 have been slightly favorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Contents

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Cost of products sold	74.6%	69.1%
Gross profit	25.4%	30.9%
Selling, general & administrative expenses	16.0%	13.3%
Operating income	9.3%	17.6%
Income before taxes and noncontrolling interest	8.7%	16.9%
Net earnings attributable to Vishay stockholders	6.3%	10.8%
________
Effective tax rate	27.4%	35.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$538,547	$695,151
Change versus comparable prior year period	$(156,604)
Percentage change versus comparable prior year period	-22.5%

Changes in net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-22.4%
Decrease in average selling prices	-2.0%
Foreign currency effects	-1.0%
Acquisitions	1.9%
Other	1.0%
Net change	-22.5%

Our revenue results for the fiscal quarter ended March 31, 2012 were negatively affected by the low demand for our products in the last six fiscal months of 2011, which significantly reduced our backlog.  Our cost management and the adaptation of our manufacturing capacities enabled us to increase earnings versus the prior fiscal quarter despite lower sales volume.  Our results for the fiscal quarter ended April 2, 2011 represent a period of favorable business conditions and the effects of the cost reductions initiated in prior years enabling us to achieve significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

Contents

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $18.0 million and $21.0 million for the three fiscal months ended March 31, 2012 and April 2, 2011 respectively, or 3.2% and 2.9% of gross revenues, respectively.  Actual credits issued under the programs during the three fiscal months ended March 31, 2012 and April 2, 2011 were $21.7 million and $18.4 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.9 million and $1.4 million for the three fiscal months ended March 31, 2012 and April 2, 2011, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended March 31, 2012 were 25.4%, versus 30.9% for the comparable prior year period.  The decrease in gross profit margin for the fiscal quarter ended March 31, 2012 versus the fiscal quarter ended April 2, 2011 reflects a significant decrease in sales volume and slightly lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$94,838	$142,998
Change versus comparable prior year period	$(48,160)
Percentage change versus comparable prior year period	-33.7%

Changes in MOSFETs segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-31.7%
Decrease in average selling prices	-3.9%
Foreign currency effects	-0.3%
Other	2.2%
Net change	-33.7%

Contents

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Gross profit margin	11.2%	27.6%

The MOSFETs segment was the segment most adversely affected by the decreased demand for consumer goods and the reduction in distribution orders in 2011.  The decrease in gross profit margin versus the fiscal quarter ended April 2, 2011 is primarily due to the decrease in sales volume and a non-recurring manufacturing issue associated with purchased materials.

Typical pricing pressure for our established MOSFETs products continues.  We have experienced a normal price decline versus the prior quarter and a moderate decline versus the first fiscal quarter of 2011.  Based on a book-to-bill ratio of 1.18 and an increased backlog, we expect the MOSFETs segment to begin to recover in the second fiscal quarter of 2012.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$120,134	$159,417
Change versus comparable prior year period	$(39,283)
Percentage change versus comparable prior year period	-24.6%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-22.7%
Decrease in average selling prices	-2.4%
Foreign currency effects	-0.6%
Other	1.1%
Net change	-24.6%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Gross profit margin	20.9%	24.6%

Contents

The Diodes segment continues to be adversely affected by high inventory levels at distribution. The decrease in gross profit margin versus the fiscal quarter ended April 2, 2011 is primarily due to the significant decrease in sales volume.

Typical pricing pressure for our established Diodes products continues.  We have experienced a normal price decline versus the prior quarter and a moderate decline versus the first fiscal quarter of 2011.  Based on a book-to-bill ratio of 1.01, we expect to see indicators of the recovery of the Diodes segment beginning in the second fiscal quarter of 2012.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$50,639	$57,748
Change versus comparable prior year period	$(7,109)
Percentage change versus comparable prior year period	-12.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-7.4%
Decrease in average selling prices	-4.1%
Foreign currency effects	-1.6%
Other	0.8%
Net change	-12.3%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Gross profit margin	34.2%	34.5%

The Optoelectronic Components segment was adversely affected by the decreased demand for consumer goods, but benefited from the continued strong demand from the automotive market.  The decrease in gross profit margin versus the fiscal quarter ended April 2, 2011 is primarily due to a decrease in sales volume and a reduction from historically high average selling prices.  Gross profit margin increased versus the fiscal quarter ended December 31, 2011 due to manufacturing efficiencies as well as lower fixed costs despite a reduction in sales volume.

After experiencing a period of inventory corrections in the last six months of 2011, the Optoelectronic Components segment has entered a phase of recovery.  Typical pricing pressure for our established Optoelectronic Components products continues.  The slightly elevated price declines versus the prior quarter and the first fiscal quarter of 2011 are expected to be temporary.  Based on a book-to-bill ratio of 1.12, we expect further improved results from the Optoelectronic Components segment in the second fiscal quarter of 2012.

Contents

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$159,010	$173,136
Change versus comparable prior year period	$(14,126)
Percentage change versus comparable prior year period	-8.2%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-14.4%
Decrease in average selling prices	-0.6%
Foreign currency effects	-1.4%
Acquisitions	7.8%
Other	0.4%
Net change	-8.2%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Gross profit margin	34.1%	35.3%

The Resistors & Inductors segment entered a phase of recovery in the first fiscal quarter of 2012.  We further enhanced the segment’s product portfolio in the first fiscal quarter of 2012 by acquiring HiRel Systems.  Specifically, HiRel Systems expands our magnetic and power supplies specialty product portfolio.  The integration of Huntington Electric, acquired in the third fiscal quarter of 2011, and HiRel Systems continues as planned.  Our results for the first fiscal quarter of 2012 were positively impacted by the acquisitions of Huntington Electric and HiRel Systems and we expect HiRel Systems’ revenue growth to out-perform our corporate average.  Gross profit margin levels decreased slightly versus the fiscal quarter ended April 2, 2011 and increased versus the fiscal quarter ended December 31, 2011 due to changes in sales volume.

Average selling prices remained relatively consistent versus the fourth fiscal quarter of 2011 and the prior year period.  Based on continued strong demand from the automotive and industrial markets and a book-to-bill ratio of 1.13, we expect continued strong results from the Resistors & Inductors segment in the second fiscal quarter of 2012.

Contents

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Net revenues	$113,926	$161,852
Change versus comparable prior year period	$(47,926)
Percentage change versus comparable prior year period	-29.6%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-28.3%
Decrease in average selling prices	-0.8%
Foreign currency effects	-1.2%
Other	0.7%
Net change	-29.6%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Gross profit margin	25.9%	34.0%

The Capacitors segment continues to be adversely affected by high inventory levels at distribution.  The decrease in gross profit margin versus the fiscal quarter ended April 2, 2011 is primarily due to the significant decrease in sales volume.  The increase in gross profit margin versus the fiscal quarter ended December 31, 2011 is primarily due to product mix.

We have experienced a slight price decline versus the prior quarter and the first fiscal quarter of 2011 mainly due to the commodity portion of the business.  Based on a book-to-bill ratio of 1.12 and an increasing backlog, we expect the recovery of the Capacitors segment to begin in the second fiscal quarter of 2012.

Contents

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Total SG&A expenses	$86,364	$92,465
as a percentage of revenues	16.0%	13.3%

The overall decrease in SG&A expenses is primarily attributable to temporary cost reduction programs and a positive exchange rate impact.  The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011

Amortization of intangible assets	$3,599	$3,769
Net (gain) loss on sales of assets	(996)	(959)

The acquisitions of the resistor businesses of Huntington Electric in the third fiscal quarter of 2011 and HiRel Systems LLC in the first fiscal quarter of 2012 increased our amortizable intangible assets balance by $51.1 million.  See Note 3 to our consolidated condensed financial statements for an estimate of our annual amortization expense through 2016.  Additional acquisition activity will increase these amounts.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 31, 2012 increased by $0.7 million versus the comparable prior year period.  The increase is primarily due to interest on the convertible senior debentures due 2041 that were issued on May 13, 2011.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	March 31, 2012	April 2, 2011	Change

Foreign exchange gain (loss)	$(1,290)	$(1,865)	$575
Interest income	2,543	1,476	1,067
Other	55	(118)	173
	$1,308	$(507)	$1,815

Contents

Income Taxes

For the fiscal quarter ended March 31, 2012, our effective tax rate was 27.4% as compared to 35.7% for the fiscal quarter ended April 2, 2011. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  For the fiscal quarter ended April 2, 2011, our effective tax rate was higher than the U.S. statutory rate because it includes a one-time tax expense in Israel of approximately $10.0 million.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, our deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of approximately $10.0 million was recorded in the consolidated condensed statement of operations during the first fiscal quarter of 2011.

We operate in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, our consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various jurisdictions where we operate.  Part of our strategy is to achieve cost savings by operating in countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate.  Changes in our effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

During the three fiscal months ended March 31, 2012, the liabilities for unrecognized tax benefits increased by $1.2 million on a net basis, principally due to increases for interest expense and foreign exchange effects.

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

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  Vishay has generated positive “free cash” in each of the past 15 years, and “free cash” in excess of $80 million in each of the past 10 years.  In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended March 31, 2012.  Despite a slow start to the year, we expect strong cash generation in 2012.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

We maintain a credit facility, which as of March 31, 2012 provided a revolving commitment of up to $450 million through December 1, 2015.  On April 3, 2012, we amended our credit agreement and entered into an incremental facility agreement that increases the total revolving commitment to $528 million.  The incremental commitments provide us with additional flexibility to pursue our growth plan.  The incremental revolving commitments have terms and conditions identical to the terms and conditions of the existing commitments under the credit facility.  Other significant terms and conditions of the credit agreement have not been changed.  Following the expansion, we have the ability to request up to an additional $22 million of incremental commitments, subject to the satisfaction of certain conditions.  At March 31, 2012 and December 31, 2011, $145 million and $155 million, respectively, was outstanding under the credit facility.

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

The credit facility includes limits or restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, repurchasing our common stock, and paying cash dividends and making other restricted payments.  The credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all covenants under the credit facility at March 31, 2012.  Our interest expense coverage ratio and leverage ratio were 16.86 to 1 and 1.24 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

Contents

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

Beginning in 2012, our capacity to repurchase shares of our outstanding common stock increases each quarter by an amount equal to 20% of net income.  At March 31, 2012, our credit facility allows us to repurchase up to $306.8 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated condensed balance sheets.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Credit facility	$145,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	98,766	98,463
Convertible senior debentures, due 2041*	50,678	50,549
Total debt	389,486	399,054

Cash and cash equivalents	785,781	749,088
Short-term investments	137,172	249,139

Net cash and short-term investments (debt)	$533,467	$599,173
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

Substantially all of our March 31, 2012 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of March 31, 2012 continued to be strong, with a current ratio (current assets to current liabilities) of 4.4 to 1, as compared to a ratio of 4.2 to 1 as of December 31, 2011.  This increase is primarily due to a reduction in trade payables in the first fiscal quarter of 2012.  Our ratio of total debt to Vishay stockholders’ equity was 0.23 to 1 at March 31, 2012 as compared to a ratio of 0.25 to 1 at December 31, 2011.  This decrease is primarily due to a reduction in the outstanding balance on our credit facility and an increase in stockholder’s equity primarily driven by net earnings attributable to Vishay stockholders.

Contents

Cash flows provided by continuing operating activities were $22.6 million for the three fiscal months ended March 31, 2012, as compared to cash flows provided by operations of $97.8 million for the three fiscal months ended April 2, 2011.  This decrease is principally due to $41.5 million less net earnings generated in the first three fiscal months of 2012 and changes in working capital.

Cash paid for property and equipment for the three fiscal months ended March 31, 2012 was $16.8 million, as compared to $18.6 million for the three fiscal months ended April 2, 2011.  Due to an improving business environment, we have raised our expectation of capital spending in 2012 by 10% to approximately $165 million.

The interest rates on our short-term investments average 2.4% and are approximately 170 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The balance of our revolving credit facility was $155 million at December 31, 2011.  We borrowed $35 million and repaid $45 million on our credit facility during the three fiscal months ended March 31, 2012.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $141 million and the highest amount outstanding on our credit facility at a month end was $145 million during the three fiscal months ended March 31, 2012.

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

Contents

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a table of contractual commitments as of December 31, 2011.  There were no material changes to these commitments during the three fiscal months ended March 31, 2012.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our 2011 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks since December 31, 2011.  For a discussion of our exposure to market risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

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

Contents

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, contains risk factors identified by Vishay.  There have been no material changes to the risk factors we previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amendment No. 1 to Lease Agreement, dated February 21, 2012, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc.
10.2	Amendment No. 1 to Lease Agreement, dated March 1, 2012, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd.
31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. Gerald Paul, Chief Executive Officer.

32.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lori Lipcaman, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
____________

Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Lori Lipcaman
Lori Lipcaman
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and
accounting officer)

Date:           May 2, 2012