Form 10-Q
period 2012-06-30
VISHAY INTERTECHNOLOGY INC
filed 2012-07-31
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes  ☒ No

As of July 27, 2012, the registrant had 131,143,534 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 30, 2012

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$708,772	$749,088
Short-term investments	239,503	249,139
Accounts receivable, net	298,974	270,970
Inventories:
Finished goods	109,688	104,478
Work in process	196,050	181,354
Raw materials	128,818	131,795
Total inventories	434,556	417,627

Deferred income taxes	24,581	24,632
Prepaid expenses and other current assets	115,794	119,220
Total current assets	1,822,180	1,830,676

Property and equipment, at cost:
Land	91,131	91,507
Buildings and improvements	502,872	493,550
Machinery and equipment	2,092,532	2,079,395
Construction in progress	76,718	94,717
Allowance for depreciation	(1,890,152)	(1,851,264)
	873,101	907,905

Goodwill	34,866	9,051

Other intangible assets, net	139,738	103,927

Other assets	137,813	142,171
Total assets	$3,007,698	$2,993,730

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$116	$13
Trade accounts payable	154,277	154,942
Payroll and related expenses	103,765	109,833
Other accrued expenses	146,318	161,119
Income taxes	4,600	13,881
Total current liabilities	409,076	439,788

Long-term debt less current portion	462,173	399,054
Deferred income taxes	146,645	110,356
Other liabilities	113,869	117,235
Accrued pension and other postretirement costs	298,426	319,136
Total liabilities	1,430,189	1,385,569

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,114	14,374
Class B convertible common stock	1,213	1,345
Capital in excess of par value	1,998,765	2,086,925
(Accumulated deficit) retained earnings	(423,933)	(503,416)
Accumulated other comprehensive income (loss)	(17,227)	3,778
Total Vishay stockholders' equity	1,571,932	1,603,006
Noncontrolling interests	5,577	5,155
Total equity	1,577,509	1,608,161
Total liabilities and equity	$3,007,698	$2,993,730

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 30, 2012	July 2, 2011

Net revenues	$588,199	$709,838
Costs of products sold	440,580	497,648
Gross profit	147,619	212,190

Selling, general, and administrative expenses	86,889	92,796
Gain on sale of property	(12,153)	-
Executive compensation charge	-	3,889
Operating income	72,883	115,505

Other income (expense):
Interest expense	(5,539)	(4,624)
Other	(2,094)	(28)
	(7,633)	(4,652)

Income before taxes	65,250	110,853

Income tax expense	19,420	28,357

Net earnings	45,830	82,496

Less: net earnings attributable to noncontrolling interests	159	401

Net earnings attributable to Vishay stockholders	$45,671	$82,095

Basic earnings per share attributable to Vishay stockholders	$0.30	$0.51

Diluted earnings per share attributable to Vishay stockholders	$0.29	$0.48

Weighted average shares outstanding - basic	152,462	160,801

Weighted average shares outstanding - diluted	159,249	170,645

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 30, 2012	July 2, 2011

Net earnings	$45,830	$82,496

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(50,445)	18,691

Pension and other post-retirement actuarial items	3,251	482

Unrealized gain (loss) on available-for-sale securities	(157)	(851)

Other comprehensive income (loss)	(47,351)	18,322

Comprehensive income (loss)	(1,521)	100,818

Less: comprehensive income attributable to noncontrolling interests	159	401

Comprehensive income (loss) attributable to Vishay stockholders	$(1,680)	$100,417

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 30, 2012	July 2, 2011

Net revenues	$1,126,746	$1,404,989
Costs of products sold	842,418	978,136
Gross profit	284,328	426,853

Selling, general, and administrative expenses	173,253	185,261
Gain on sale of property	(12,153)	-
Executive compensation charge	-	3,889
Operating income	123,228	237,703

Other income (expense):
Interest expense	(10,256)	(8,678)
Other	(786)	(535)
	(11,042)	(9,213)

Income before taxes	112,186	228,490

Income taxes	32,281	70,387

Net earnings	79,905	158,103

Less: net earnings attributable to noncontrolling interests	422	721

Net earnings attributable to Vishay stockholders	$79,483	$157,382

Basic earnings per share attributable to Vishay stockholders	$0.51	$0.97

Diluted earnings per share attributable to Vishay stockholders	$0.49	$0.91

Weighted average shares outstanding - basic	154,831	163,006

Weighted average shares outstanding - diluted	161,596	173,143

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 30, 2012	July 2, 2011

Net earnings	$79,905	$158,103

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(27,217)	64,419

Pension and other post-retirement actuarial items	5,555	2,416

Unrealized gain (loss) on available-for-sale securities	657	(240)

Other comprehensive income (loss)	(21,005)	66,595

Comprehensive income	58,900	224,698

Less: comprehensive income attributable to noncontrolling interests	422	721

Comprehensive income attributable to Vishay stockholders	$58,478	$223,977

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Six fiscal months ended
	June 30, 2012	July 2, 2011
Operating activities
Net earnings	$79,905	$158,103
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	83,838	90,771
(Gain) loss on disposal of property and equipment	(13,070)	(930)
Accretion of interest on convertible debentures	1,308	861
Inventory write-offs for obsolescence	10,050	10,560
Other	8,110	(2,502)
Net change in operating assets and liabilities, net of effects of businesses acquired	(75,737)	(82,947)
Net cash provided by operating activities	94,404	173,916

Investing activities
Capital expenditures	(47,298)	(45,365)
Proceeds from sale of property and equipment	6,355	1,473
Purchase of businesses, net of cash acquired	(85,493)	-
Purchase of short-term investments	(201,143)	(391,524)
Maturity of short-term investments	207,077	82,990
Other investing activities	(640)	307
Net cash used in investing activities	(121,142)	(352,119)

Financing activities
Proceeds from long-term borrowings	150,000	150,000
Issuance costs	(4,827)	(4,144)
Common stock repurchase	(150,000)	(150,000)
Principal payments on long-term debt and capital leases	(16)	(6)
Net proceeds (payments) on revolving credit lines	5,000	(60,000)
Net changes in short-term borrowings	(2)	(9)
Proceeds from stock options exercised	174	7,938
Excess tax benefit from stock options exercised	-	555
Distributions to noncontrolling interests	-	(500)
Net cash provided by (used in) financing activities	329	(56,166)
Effect of exchange rate changes on cash and cash equivalents	(13,907)	29,623

Net decrease in cash and cash equivalents	(40,316)	(204,746)

Cash and cash equivalents at beginning of period	749,088	897,338
Cash and cash equivalents at end of period	$708,772	$692,592

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161
Net earnings	-	-	-	79,483	-	79,483	422	79,905
Other comprehensive income (loss)	-	-	-	-	(21,005)	(21,005)	-	(21,005)
Phantom and restricted stock issuances (11,323 shares)	1	-	(9)	-	-	(8)	-	(8)
Issuance of convertible debentures due 2042	-	-	57,874	-	-	57,874	-	57,874
Stock repurchase (13,948,687 shares)	(1,395)	-	(148,605)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	2,408	-	-	2,408	-	2,408
Stock options exercised (22,095 shares)	2	-	172	-	-	174	-	174
Conversions from Class B to common stock (1,323,322 shares)	132	(132)	-	-	-	-	-	-
Balance at June 30, 2012	$13,114	$1,213	$1,998,765	$(423,933)	$(17,227)	$1,571,932	$5,577	$1,577,509

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the fiscal quarter and six fiscal months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2012 end on March 31, 2012, June 30, 2012, September 29, 2012, and December 31, 2012, respectively.  The four fiscal quarters in 2011 ended on April 2, 2011, July 2, 2011, October 1, 2011, and December 31, 2011, respectively.

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

HiRel Systems LLC

On January 13, 2012, Vishay acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for $85,493, net of cash acquired.  The products and technology portfolio acquired will further enhance the Company’s inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.  The inclusion of this business did not have a material impact on the Company’s consolidated results for the fiscal quarter or six fiscal months ended June 30, 2012.  Based on an estimate of their fair values, the Company allocated $43,950 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $25,815 related to this acquisition.  The goodwill associated with this transaction is deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2012	December 31, 2011

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$113,938	$111,428
Capitalized software	54,216	53,721
Customer relationships	97,352	57,723
Tradenames	36,428	36,762
Non-competition agreements	1,700	1,000
	303,634	260,634
Accumulated amortization:
Patents and acquired technology	(90,026)	(89,379)
Capitalized software	(49,214)	(47,836)
Customer relationships	(29,604)	(26,174)
Tradenames	(15,159)	(13,615)
Non-competition agreements	(252)	(62)
	(184,255)	(177,066)
Net Intangible Assets Subject to Amortization	119,379	83,568

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$139,738	$103,927

The increase in net intangible assets from December 31, 2011 is mainly attributable to the acquisition of HiRel Systems LLC on January 13, 2012.  The Company allocated $43,950 of the purchase price to definite-lived intangible assets.  Amortization expense (excluding capitalized software) for the fiscal quarter and six fiscal months ended June 30, 2012 was $3,690 and $7,289, respectively, compared to amortization expense (excluding capitalized software) of $3,796 and $7,565 for the fiscal quarter and six fiscal months ended July 2, 2011, respectively.  HiRel Systems LLC intangible assets accounted for $694 and $1,281 of amortization expense for the fiscal quarter and six fiscal months ended June 30, 2012, respectively.

Estimated annual amortization expense of intangible assets (excluding capitalized software) on the balance sheet at June 30, 2012 for the full year 2012 and each of the next four years is as follows:

2012	$15,213
2013	15,272
2014	15,152
2015	15,085
2016	13,413

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities

Gain on Sale of Vacated Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200.  Vishay recognized a gain on the sale of the property of $12,153 within its statements of operations and proceeds from the sale of property and equipment of $3,406 within its statement of cash flows in the second fiscal quarter of 2012.  The remaining proceeds will be reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received over the next three years.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 30, 2012 and July 2, 2011 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10,024 was recorded in the consolidated condensed statement of operations during the six fiscal months ended July 2, 2011.

During the six fiscal months ended June 30, 2012, the liabilities for unrecognized tax benefits increased by $3,217 on a net basis, principally due to increases for positions taken in prior periods and interest expense.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011

Credit facility	$160,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	99,251	98,463
Convertible senior debentures, due 2041	50,996	50,549
Convertible senior debentures, due 2042	56,884	-
	462,173	399,054
Less current portion	-	-
	$462,173	$399,054

Amendment of Credit Facility

On April 3, 2012, Vishay amended its credit agreement and entered into an incremental facility agreement that increases the total credit facility commitment from $450,000 to $528,000.  The incremental revolving commitments have terms and conditions identical to the terms and conditions of the existing commitments under the credit facility.  Vishay paid an amendment fee of $390 to complete this amendment.  The other material terms and conditions of the credit agreement have not been changed.  The credit agreement, as amended, will expire on December 1, 2015.

Convertible Senior Debentures, due 2042

On May 31, 2012, Vishay issued $150,000 principal amount of 2.25% convertible senior debentures due 2042 to qualified institutional investors.  Vishay used the net proceeds from this offering, together with cash on hand, to repurchase 13,948,687 shares of common stock for an aggregate purchase price of $150,000.

GAAP requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible debentures due 2042 are reflected in the Company’s consolidated condensed balance sheets as follows:

June 30, 2012
Liability component:
Principal amount of the debentures	$150,000
Unamortized discount	(93,394)
Embedded derivative	278
Carrying value of liability component	$56,884

Equity component - net carrying value	$57,874

Interest is payable on the debentures semi-annually at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 7.50% based on the Company’s estimated nonconvertible debt borrowing rate at the time of issuance. In addition to ordinary interest, beginning on June 1, 2022, contingent interest will accrue in certain circumstances relating to the trading price of the debentures and under certain other circumstances.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the convertible debentures due 2042 is reflected on the consolidated condensed statement of operations as follows:

Fiscal quarter and six fiscal months ended
June 30, 2012
Contractual coupon interest	$291
Non-cash amortization of debt discount	74
Non-cash amortization of deferred financing costs	5
Non-cash change in value of derivative liability	42
Total interest expense related to the debentures	$412

Prior to March 1, 2042, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending September 29, 2012 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $15.35) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of June 30, 2012.

The debentures are initially convertible, subject to certain conditions, into cash, shares of Vishay’s common stock or a combination thereof, at Vishay’s option, at an initial conversion rate of 84.6937 shares of common stock per $1,000 principal amount of debentures. This represents an initial effective conversion price of approximately $11.81 per share. This initial conversion price represents a premium of 13.75% to the closing price of Vishay’s common stock on the date the offering commenced, which was $10.38 per share.  At the direction of its Board of Directors, Vishay intends, upon conversion, to repay the principal amount of the debentures in cash and settle any additional amounts in shares.  Vishay must provide additional shares upon conversion if there is a “fundamental change” in the business as defined in the indenture governing the debentures.

Vishay may not redeem the debentures prior to June 7, 2022, except in connection with certain tax-related events. On or after June 7, 2022 and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying values of the liability and equity components of the convertible debentures due 2041 are reflected in the Company’s consolidated condensed balance sheets as follows:

	June 30, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$150,000	$150,000
Unamortized discount	(99,430)	(99,843)
Embedded derivative	426	392
Carrying value of liability component	$50,996	$50,549

Equity component - net carrying value	$62,246	$62,246

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

Interest expense related to the convertible debentures due 2041 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Contractual coupon interest	$844	$441	$1,688	$441
Non-cash amortization of debt discount	209	102	413	102
Non-cash amortization of deferred financing costs	12	6	24	6
Non-cash change in value of derivative liability	109	2	34	2
Total interest expense related to the debentures	$1,174	$551	$2,159	$551

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

The carrying values of the liability and equity components of the convertible debentures due 2040 are reflected in the Company’s consolidated condensed balance sheets as follows:

	June 30, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(176,310)	(177,131)
Embedded derivative	561	594
Carrying value of liability component	$99,251	$98,463

Equity component - net carrying value	$110,094	$110,094

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

Interest expense related to the convertible debentures due 2040 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Contractual coupon interest	$1,547	$1,547	$3,094	$3,094
Non-cash amortization of debt discount	414	383	821	759
Non-cash amortization of deferred financing costs	22	22	44	44
Non-cash change in value of derivative liability	71	69	(33)	8
Total interest expense related to the debentures	$2,054	$2,021	$3,926	$3,905

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2012 and 2011 for the Company’s defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	June 30, 2012		July 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$811	$-	$849
Interest cost	3,923	2,344	4,081	2,679
Expected return on plan assets	(4,770)	(414)	(4,888)	(398)
Amortization of prior service cost	550	-	612	-
Amortization of losses	3,174	416	2,201	254
Curtailments and settlements	-	-	148	-
Net periodic benefit cost	$2,877	$3,157	$2,154	$3,384

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 30, 2012 and July 2, 2011 for the Company’s defined benefit pension plans:

	Six fiscal months ended		Six fiscal months ended
	June 30, 2012		July 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,625	$-	$1,676
Interest cost	7,850	4,718	8,149	5,241
Expected return on plan assets	(9,486)	(826)	(9,541)	(789)
Amortization of prior service cost	1,100	-	1,253	-
Amortization of losses	6,285	834	4,303	503
Curtailments and settlements	-	-	148	-
Net periodic benefit cost	$5,749	$6,351	$4,312	$6,631

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2012 and 2011 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	June 30, 2012		July 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$18	$63	$20	$71
Interest cost	131	71	146	73
Amortization of prior service credit	(102)	-	(111)	-
Amortization of transition obligation	8	-	12	-
Amortization of gains	(26)	-	(61)	-
Net periodic benefit cost	$29	$134	$6	$144

The following table shows the components of the net periodic benefit cost for the six fiscal months ended June 30, 2012 and July 2, 2011 for the Company’s other postretirement benefit plans:

	Six fiscal months ended		Six fiscal months ended
	June 30, 2012		July 2, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$36	$127	$39	$138
Interest cost	261	144	292	142
Amortization of prior service credit	(204)	-	(221)	-
Amortization of transition obligation	16	-	24	-
Amortization of gains	(48)	-	(122)	-
Net periodic benefit cost	$61	$271	$12	$280

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Stock options	$20	$(245)	$47	$(125)
Restricted stock units	1,133	3,573	2,268	4,639
Phantom stock units	-	-	93	222
Total	$1,153	$3,328	$2,408	$4,736

Stock-based compensation expense for the fiscal quarter and six fiscal months ended July 2, 2011, as presented in the tables above, includes amounts associated with the acceleration of vesting of awards upon the passing of Vishay’s former Executive Chairman of the Board of Directors, Dr. Felix Zandman.  The associated expense is reported as a component of the executive compensation charge reported in the accompanying consolidated condensed statements of operations.  In accordance with Dr. Zandman’s employment agreement, 98,375 RSUs held by Dr. Zandman immediately vested and were contributed to his estate following his passing and 202,330 RSUs with performance-based vesting criteria will be contributed to his estate upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 77,334 unvested stock options held by Dr. Zandman at the time of his passing was accelerated.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 30, 2012 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$44	0.9
Restricted stock units	7,431	1.6
Phantom stock units	-	0.0
Total	$7,475

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

Option activity under the stock option plans as of June 30, 2012 and changes during the six fiscal months then ended are presented below (number of options in thousands, contractual life in years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding:
January 1, 2012	384	$15.40
Granted	-	-
Exercised	(22)	7.89
Cancelled or forfeited	(232)	16.29
Outstanding at June 30, 2012	130	$15.08	4.00

Vested and expected to vest at June 30, 2012	130	$15.08	4.00
Exercisable at June 30, 2012	99	$14.88	3.69

During the six fiscal months ended June 30, 2012, 30,000 options vested.  At June 30, 2012, there are 31,000 unvested options outstanding, with a weighted average grant-date fair value of $10.07 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2012 of $9.43 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012 is zero because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock.  During the six fiscal months ended June 30, 2012, 22,000 options were exercised.  The total intrinsic value of options exercised during the six fiscal months ended June 30, 2012 was approximately $110.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of June 30, 2012 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	891	$12.58
Granted	437	12.31
Vested*	(12)	8.29
Cancelled or forfeited	-	-
Outstanding at June 30, 2012	1,316	$12.53

Expected to vest at June 30, 2012	1,316
________________________________________
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

Phantom stock unit activity under the phantom stock plan as of June 30, 2012 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	87
Granted	10	$9.33
Redeemed for common stock	-
Outstanding at June 30, 2012	97

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Segment Information

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended June 30, 2012:
Product Sales	$111,326	$136,008	$58,083	$164,903	$116,347	$586,667
Royalty Revenues	37	-	-	1,495	-	$1,532
Total Revenue	$111,363	$136,008	$58,083	$166,398	$116,347	$588,199

Gross Margin	$18,709	$28,676	$18,605	$55,073	$26,556	$147,619

Fiscal quarter ended July 2, 2011:
Product Sales	$153,180	$169,613	$63,761	$167,430	$154,295	$708,279
Royalty Revenues	65	-	-	1,494	-	$1,559
Total Revenue	$153,245	$169,613	$63,761	$168,924	$154,295	$709,838

Gross Margin	$42,811	$43,699	$21,961	$58,956	$44,763	$212,190

Six fiscal months ended June 30, 2012:
Product Sales	$206,027	$256,142	$108,695	$322,157	$230,273	$1,123,294
Royalty Revenues	174	-	27	3,251	-	$3,452
Total Revenue	$206,201	$256,142	$108,722	$325,408	$230,273	$1,126,746

Gross Margin	$29,326	$53,730	$35,899	$109,332	$56,041	$284,328

Six fiscal months ended July 2, 2011:
Product Sales	$296,081	$329,030	$121,467	$339,349	$316,147	$1,402,074
Royalty Revenues	162	-	42	2,711	-	$2,915
Total Revenue	$296,243	$329,030	$121,509	$342,060	$316,147	$1,404,989

Gross Margin	$82,250	$82,839	$41,909	$120,114	$99,741	$426,853

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Operating margin reconciliation:
MOSFETs	$8,676	$32,522	$9,999	$61,932
Diodes	22,682	37,208	42,041	70,008
Optoelectronic Components	15,192	18,330	29,237	34,687
Resistors & Inductors	46,688	51,757	93,200	105,861
Capacitors	20,951	38,584	44,868	86,917
Unallocated Selling, General, and Administrative Expenses	(53,459)	(59,007)	(108,270)	(117,813)
Gain on Sale of Property	12,153	-	12,153	-
Executive Compensation Charge	-	(3,889)	-	(3,889)
Consolidated Operating Income	$72,883	$115,505	$123,228	$237,703

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Numerator:
Numerator for basic earnings per share:
Net earnings	$45,671	$82,095	$79,483	$157,382

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	72	48	162	94

Numerator for diluted earnings per share:
Net earnings	$45,743	$82,143	$79,645	$157,476

Denominator:
Denominator for basic earnings per share:
Weighted average shares	152,462	160,801	154,831	163,006

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,176	9,166	6,176	9,464
Restricted stock units	513	428	489	385
Other	98	250	100	288
Dilutive potential common shares	6,787	9,844	6,765	10,137

Denominator for diluted earnings per share:
Adjusted weighted average shares	159,249	170,645	161,596	173,143

Basic earnings per share attributable to Vishay stockholders	$0.30	$0.51	$0.51	$0.97

Diluted earnings per share attributable to Vishay stockholders	$0.29	$0.48	$0.49	$0.91

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	-	19,809	-
Convertible Senior Debentures, due 2041	7,885	4,332	7,885	2,166
Convertible Senior Debentures, due 2042	4,328	-	2,164	-
Weighted average employee stock options	296	-	244	2
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	194	101	201	69

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of June 30, 2012, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the notes based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.88, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $19.02, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.81, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2012:
Assets:
Assets held in rabbi trusts	$33,097	$21,511	$11,586	$-
Available for sale securities	$6,705	6,705	-	-
	$39,802	$28,216	$11,586	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(561)	$-	$-	$(561)
Embedded derivative - convertible debentures due 2041	$(426)	-	-	(426)
Embedded derivative - convertible debentures due 2042	$(278)	-	-	(278)
	$(1,265)	$-	$-	$(1,265)

December 31, 2011:
Assets:
Assets held in rabbi trusts	$31,698	$20,569	$11,129	$-
Available for sale securities	$6,776	6,776	-	-
	$38,474	$27,345	$11,129	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(594)	$-	$-	$(594)
Embedded derivative - convertible debentures due 2041	$(392)	-	-	(392)
	$(986)	$-	$-	$(986)

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

The convertible senior debentures, due 2040, due 2041, and due 2042, issued by the Company on November 9, 2010, May 13, 2011, and May 31, 2012, respectively, contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated statements of operations.  The Company uses a derivative valuation model to derive the value of the embedded derivative features.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures’ credit spread over London Interbank Offered Rate (“LIBOR”). The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liabilities, at June 30, 2012 and December 31, 2011 is approximately $708,500 and $533,900, respectively, compared to its carrying value, excluding the derivative liabilities, of $460,908, and $398,068, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

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

Note 12 – Commitments and Contingencies

Semiconductor Foundry Agreements

The Company’s Siliconix subsidiary maintains long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

Since 2004, Siliconix has maintained a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The agreement with Tower extends through the second quarter of 2015.

Subsequent to the end of the second fiscal quarter, on July 6, 2012, Siliconix amended its foundry agreement with an Asian foundry to ensure additional capacity in exchange for cash and a commitment to purchase a minimum amount of semiconductor wafers.  This agreement extends through the fourth quarter of 2016.

The Company estimates its total purchase commitments under the foundry agreements as follows:

2012	$26,098
2013	21,428
2014	21,028
2015	21,017
2016	12,211

Siliconix has the option to purchase wafers from these subcontractors in addition to the minimum commitments and, accordingly, actual purchases may be different than the commitments disclosed above.

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination.  The Company does not provide any severance or other benefits specifically upon a change in control.  The Company recognized compensation expense of $3,889 reported on a separate line in the accompanying consolidated condensed statements of operations in the second fiscal quarter of 2011 for elements of compensation that accelerated upon the passing of Dr. Zandman. (See also Note 8.)

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

We are focused on enhancing stockholder value and improving earnings per share through our growth plan and by repurchasing our stock.  In the second fiscal quarter of 2012, we completed the repurchase of 13.9 million shares of our common stock for $150 million.  Including this most recent repurchase, we have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  Beginning in 2012, the permitted capacity to repurchase shares of stock under our credit facility began to increase each quarter by an amount equal to 20% of net income.  At June 30, 2012, our total capacity to repurchase shares of stock under our credit facility is $166 million.  We will continue to evaluate attractive stock repurchase opportunities.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”)  Our business is still recovering from the downturn in demand and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011.  The downturn in demand in the last six fiscal months of 2011 resulted in a reduction of nearly all key financial metrics in 2012 compared with the prior year periods.

Net revenues for the fiscal quarter ended June 30, 2012 were $588.2 million, compared to $709.8 million for the fiscal quarter ended July 2, 2011.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 30, 2012 were $45.7 million, or $0.29 per diluted share, compared to $82.1 million, or $0.48 per diluted share for the fiscal quarter ended July 2, 2011.

Net revenues for the six fiscal months ended June 30, 2012 were $1,126.7 million, compared to $1,405.0 million for the six fiscal months ended July 2, 2011.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 30, 2012 were $79.5 million, or $0.49 per diluted share, compared to $157.4 million, or $0.91 per diluted share for the six fiscal months ended July 2, 2011.

The net earnings attributable to Vishay stockholders for the fiscal quarters and six fiscal months ended June 30, 2012 and July 2, 2011 include items affecting comparability as listed in the reconciliation below.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

GAAP net earnings attributable to Vishay stockholders	$45,671	$82,095	$79,483	$157,382

Reconciling items affecting operating margin:
Gain on sale of property	$(12,153)	$-	$(12,153)	$-
Executive compensation charge	-	3,889	-	3,889

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$4,131	$(1,419)	$4,131	$8,605

Adjusted net earnings	$37,649	$84,565	$71,461	$169,876

Adjusted weighted average diluted shares outstanding	159,249	170,645	161,596	173,143

Adjusted earnings per diluted share *	$0.24	$0.50	$0.44	$0.98

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the six fiscal months ended June 30, 2012 represent an improved business environment following the downturn in demand and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011.  Our revenues for the second fiscal quarter further improved versus the first fiscal quarter of 2012 despite being negatively impacted by macroeconomic anxiety that we believe is increasingly affecting most markets as well as consumer concerns about the weakening Euro and its future.  Our results for the first six fiscal months of 2012 demonstrate our ability to react quickly to changing economic environments and successfully implement temporary cost reduction measures when necessary to sustain earnings.  Our results for the fiscal quarter and six fiscal months ended July 2, 2011 represent a period of very favorable business environment and the effects of the cost reductions initiated in the prior years enabling us to achieve significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2011 through the second fiscal quarter of 2012 (dollars in thousands):

	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012	2nd Quarter 2012

Net revenues	$709,838	$637,649	$551,391	$538,547	$588,199

Gross profit margin	29.9%	26.3%	22.8%	25.4%	25.1%

Operating margin (1)	16.3%	11.8%	6.1%	9.3%	12.4%

End-of-period backlog (2)	$881,800	$655,200	$530,200	$607,100	$593,300

Book-to-bill ratio	0.95	0.67	0.80	1.11	1.01

Inventory turnover	4.23	3.99	3.86	3.66	4.01

Change in ASP vs. prior quarter	-0.4%	-1.1%	-0.5%	-1.0%	-1.4%
________________________________
(1) Operating margin for the second fiscal quarter of 2011 includes a $3.9 million executive compensation charge recognized upon the passing of our former Executive Chairman of the Board, Dr. Zandman (see Note 12 to our consolidated condensed financial statements included in Item 1).  Operating margin for the third fiscal quarter of 2011 includes a $1.9 million executive compensation charge recognized upon the resignation of our former Chief Financial Officer.  Operating margin for the second fiscal quarter of 2012 includes a $12.2 million gain recognized on the sale of a vacated property in Belgium (see Note 4 to our consolidated condensed financial statements included in Item 1).
(2) End-of-period backlog for the first fiscal quarter of 2012 reflects a total of $12.2 million related to the backlog of the HiRel Sytems LLC as of the date of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

The low demand and reduction in distribution inventory levels that we experienced in the second half of 2011 reduced our backlog and resulted in a decrease in net revenues and ASP in 2012 compared to the prior year periods.  In the second fiscal quarter of 2012, we experienced a substantial revenue increase versus the first fiscal quarter of 2012 though not quite to the degree as anticipated.  Our second fiscal quarter of 2012 was negatively affected by macroeconomic anxieties that affected most markets and concerns about the weakening Euro, but our orders and backlog remained relatively stable versus the first fiscal quarter of 2012.  Increased competitive pricing pressure for commodity products and selective volume discount pricing employed for our MOSFETs products has resulted in a slight acceleration in average selling price decline versus the first fiscal quarter of 2012 and the prior year periods.

As anticipated, due to the sales volume increase in the second fiscal quarter of 2012 our temporary fixed cost reductions implemented in the first fiscal quarter of 2012 could not be sustained, which negatively impacted our incremental gross margin performance versus the first fiscal quarter of 2012.  The significant decrease in sales volume in 2012 versus the prior year periods resulted in a significant decrease in gross margins compared to the prior year periods.

Due to the stability in orders, relatively low order cancellations, and higher net revenues, the book-to-bill ratio decreased to 1.01 in the second fiscal quarter of 2012 from 1.11 in the first fiscal quarter of 2012.  The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 1.06 and 0.94, respectively, versus ratios of 1.11 and 1.10, respectively, during the first fiscal quarter of 2012.

For the third fiscal quarter of 2012, we anticipate revenues between $570 million and $610 million at margins similar to the second fiscal quarter of 2012.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2011 through the second fiscal quarter of 2012 (dollars in thousands):

	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012	2nd Quarter 2012
MOSFETs
Net revenues	$153,245	$131,866	$109,871	$94,838	$111,363

Book-to-bill ratio	0.95	0.50	0.77	1.18	1.20

Gross profit margin	27.9%	20.7%	14.5%	11.2%	16.8%

Segment operating margin	21.2%	13.1%	5.5%	1.4%	7.8%

Diodes
Net revenues	$169,613	$150,993	$127,470	$120,134	$136,008

Book-to-bill ratio	0.97	0.62	0.70	1.01	0.95

Gross profit margin	25.8%	23.7%	19.8%	20.9%	21.1%

Segment operating margin	21.9%	19.4%	14.8%	16.1%	16.7%

Optoelectronic Components
Net revenues	$63,761	$56,119	$52,258	$50,639	$58,083

Book-to-bill ratio	0.86	0.77	0.91	1.12	0.91

Gross profit margin	34.4%	30.9%	29.7%	34.2%	32.0%

Segment operating margin	28.7%	24.7%	22.8%	27.7%	26.2%

Resistors & Inductors
Net revenues	$168,924	$157,037	$141,757	$159,010	$166,398

Book-to-bill ratio	0.99	0.85	0.90	1.13	0.99

Gross profit margin	34.9%	32.9%	29.9%	34.1%	33.1%

Segment operating margin	30.6%	28.6%	24.6%	29.3%	28.1%

Capacitors
Net revenues	$154,295	$141,634	$120,035	$113,926	$116,347

Book-to-bill ratio	0.89	0.65	0.75	1.12	0.97

Gross profit margin	29.0%	25.0%	22.2%	25.9%	22.8%

Segment operating margin	25.0%	20.8%	17.1%	21.0%	18.0%
__________________

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

On January 13, 2012, we acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for approximately $85.5 million.  The products and technology portfolio acquired will further enhance our inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program.  This percentage was 74.7% at the end of the second fiscal quarter of 2012 as compared to 57% when this program began in 2001.  We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

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

We did not initiate any new restructuring projects in 2011 or the first six fiscal months of 2012 and thus did not record any material restructuring and severance expenses during such periods.

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

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statements of operations, as such expenses are incurred.  We have not incurred any material plant closure or employee termination costs related to our acquisitions of Huntington Electric and HiRel Systems LLC, but we expect to have some level of future restructuring expenses due to future acquisitions.

Even as we seek to manage our costs, we continue to pursue our growth plans through investing in capacities for strategic product lines, and through increasing our resources for R&D, for technical marketing, and for field application engineering; all of which is supplemented by opportunistic acquisitions of specialty businesses.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally has been stronger during the first six fiscal months and second fiscal quarter of 2012 compared to the prior year periods and the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year periods and the prior fiscal quarter.

These subsidiaries incur gains and losses on transactions denominated in currencies other than the local currency, especially in periods of rapidly changing foreign currency exchange rates.  The sudden rapid changes in the Euro exchange rates in the second fiscal quarter of 2012 resulted in transactional losses in the second fiscal quarter of 2012.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for first six fiscal months and the second fiscal quarter of 2012 have been slightly favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Cost of products sold	74.9%	70.1%	74.8%	69.6%
Gross profit	25.1%	29.9%	25.2%	30.4%
Selling, general & administrative expenses	14.8%	13.1%	15.4%	13.2%
Operating income	12.4%	16.3%	10.9%	16.9%
Income before taxes and noncontrolling interest	11.1%	15.6%	10.0%	16.3%
Net earnings attributable to Vishay stockholders	7.8%	11.6%	7.1%	11.2%
________
Effective tax rate	29.8%	25.6%	28.8%	30.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$588,199	$709,838	$1,126,746	$1,404,989
Change versus comparable prior year period	$(121,639)		$(278,243)
Percentage change versus
comparable prior year period	-17.1%		-19.8%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-14.7%	-18.6%
Decrease in average selling prices	-3.1%	-2.6%
Foreign currency effects	-2.9%	-1.9%
Acquisitions	2.3%	2.1%
Other	1.3%	1.2%
Net change	-17.1%	-19.8%

Our revenue results for the fiscal quarter and six fiscal months ended June 30, 2012 were negatively affected by the low demand for our products in the last six fiscal months of 2011, which significantly reduced our backlog.  Our cost management and the adaptation of our manufacturing capacities enabled us to sustain earnings at the lower sales volume.  Our results for the fiscal quarter and six fiscal months ended July 2, 2011 represent a period of favorable business conditions and the effects of the cost reductions initiated in prior years enabling us to achieve significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $38.1 million and $42.6 million for the six fiscal months ended June 30, 2012 and July 2, 2011 respectively, or 3.3% and 2.9% of gross revenues, respectively.  Actual credits issued under the programs during the six fiscal months ended June 30, 2012 and July 2, 2011 were $41.6 million and $41.7 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $3.5 million and $2.9 million for the six fiscal months ended June 30, 2012 and July 2, 2011, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended June 30, 2012 were 25.1% and 25.2%, respectively, versus 29.9% and 30.4%, respectively, for the comparable prior year periods.  The decrease in gross profit margin for the fiscal quarter and six fiscal months ended June 30, 2012 versus the fiscal quarter and six fiscal months ended July 2, 2011 reflects a significant decrease in sales volume and slightly lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$111,363	$153,245	$206,201	$296,243
Change versus comparable prior year period	$(41,882)		$(90,042)
Percentage change versus
comparable prior year period	-27.3%		-30.4%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-22.3%	-26.9%
Decrease in average selling prices	-7.1%	-5.6%
Foreign currency effects	-0.9%	-0.6%
Other	3.0%	2.7%
Net change	-27.3%	-30.4%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Gross profit margin	16.8%	27.9%	14.2%	27.8%

The MOSFETs segment was the segment most adversely affected by the decreased demand for consumer goods and the reduction in distribution orders in the second half of 2011.  The decrease in gross profit margin versus the fiscal quarter and six fiscal months ended July 2, 2011 is primarily due to the decrease in sales volume.  Also, a non-recurring manufacturing issue associated with purchased materials affected the first fiscal quarter of 2012.  As expected, gross profit margin and revenue increased in the second fiscal quarter of 2012 from the lows of the first fiscal quarter of 2011.

We implemented selective volume based pricing for our MOSFETs products in the second fiscal quarter of 2012, which led to a higher than normal price decline versus the prior quarter and prior year periods.  Based on our current backlog, we expect the MOSFETs segment to continue to recover in the third fiscal quarter of 2012.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$136,008	$169,613	$256,142	$329,030
Change versus comparable prior year period	$(33,605)		$(72,888)
Percentage change versus
comparable prior year period	-19.8%		-22.2%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-16.3%	-19.5%
Decrease in average selling prices	-2.7%	-2.6%
Foreign currency effects	-1.9%	-1.3%
Other	1.1%	1.2%
Net change	-19.8%	-22.2%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Gross profit margin	21.1%	25.8%	21.0%	25.2%

The decrease in the Diodes segment gross profit margin versus the fiscal quarter and six fiscal months ended July 2, 2011 is primarily due to the significant decrease in sales volume.  Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline versus the prior quarter and prior year periods.

The Diodes segment benefited from better than anticipated distribution revenue in Asia in the second fiscal quarter of 2012, but was negatively impacted by slightly higher fixed costs and an inventory reduction. Due to the present macroeconomic business conditions, we do not expect further recovery of the Diodes segment in the third fiscal quarter of 2012.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$58,083	$63,761	$108,722	$121,509
Change versus comparable prior year period	$(5,678)		$(12,787)
Percentage change versus
comparable prior year period	-8.9%		-10.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-1.5%	-4.4%
Decrease in average selling prices	-3.9%	-4.0%
Foreign currency effects	-3.8%	-2.7%
Other	0.3%	0.6%
Net change	-8.9%	-10.5%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Gross profit margin	32.0%	34.4%	33.0%	34.5%

The decrease in the Optoelectronic Components segment gross profit margin versus the fiscal quarter and six fiscal months ended July 2, 2011 is primarily due to a decrease in sales volume.

Typical pricing pressure for our established Optoelectronic Components products continues.  We expect relatively stable results for the Optoelectronic Components segment in the third fiscal quarter of 2012.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$166,398	$168,924	$325,408	$342,060
Change versus comparable prior year period	$(2,526)		$(16,652)
Percentage change versus
comparable prior year period	-1.5%		-4.9%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-5.2%	-10.0%
Decrease in average selling prices	-1.2%	-0.9%
Foreign currency effects	-4.4%	-2.9%
Acquisitions	9.7%	8.8%
Other	-0.4%	0.1%
Net change	-1.5%	-4.9%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Gross profit margin	33.1%	34.9%	33.6%	35.1%

The Resistors & Inductors segment gross profit margin levels decreased slightly versus the first fiscal quarter of 2012 due to some large volume, lower priced business.  Gross profit margin levels decreased slightly versus the fiscal quarter and six fiscal months ended July 2, 2011 due to decreases in sales volume.

We further enhanced the segment’s product portfolio in the first fiscal quarter of 2012 by acquiring HiRel Systems.  Specifically, HiRel Systems expands our magnetic and power supplies specialty product portfolio.  The integration of Huntington Electric, acquired in the third fiscal quarter of 2011, and HiRel Systems continues as planned.  Our results for the fiscal quarter and first six fiscal months of 2012 were positively impacted by the acquisitions of Huntington Electric and HiRel Systems and we expect HiRel Systems’ revenue growth to out-perform our corporate average.  More opportunities for acquisitions exist and are being evaluated.

Average selling prices declined slightly versus the prior quarter and the prior year periods primarily due to the volume business noted above.  Based on a book-to-bill ratio of 0.99 and a normal backlog, we expect relatively stable results for the Resistors & Inductors segment in the third fiscal quarter of 2012.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net revenues	$116,347	$154,295	$230,273	$316,147
Change versus comparable prior year period	$(37,948)		$(85,874)
Percentage change versus
comparable prior year period	-24.6%		-27.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-20.8%	-24.7%
Decrease in average selling prices	-1.4%	-1.1%
Foreign currency effects	-3.8%	-2.5%
Other	1.4%	1.1%
Net change	-24.6%	-27.2%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Gross profit margin	22.8%	29.0%	24.3%	31.5%

The Capacitors segment did not experience the level of recovery we were anticipating in the second fiscal quarter of 2012.  The decrease in gross profit margin versus the fiscal quarter and six fiscal months ended July 2, 2011 is primarily due to the significant decrease in sales volume.  The decrease in gross profit margin versus the prior fiscal quarter is primarily due to a more normal product mix.

We have experienced a slight price decline versus the prior quarter and a moderate price decline versus the prior year periods.  Based on a book-to-bill ratio of 0.97 and a normal backlog, we expect relatively stable results for the Capacitors segment in the third fiscal quarter of 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Total SG&A expenses	$86,889	$92,796	$173,253	$185,261
as a percentage of revenues	14.8%	13.1%	15.4%	13.2%

The overall decrease in SG&A expenses is primarily attributable to temporary cost reduction programs, a realignment of bonus accruals to current expectations for the year, and a positive exchange rate impact.  The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Amortization of intangible assets	$3,690	$3,796	$7,289	$7,565
Net (gain) loss on sales of assets	79	29	(917)	(930)

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

We also recorded a $12.1 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line in the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended June 30, 2012.

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended June 30, 2012 increased by $0.9 million and $1.6 million, respectively, versus the comparable prior year periods.  The increase is primarily due to interest on the convertible senior debentures due 2041 and due 2042 that were issued on May 13, 2011 and May 31, 2012, respectively.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 30, 2012	July 2, 2011	Change

Foreign exchange gain (loss)	$(4,067)	$(2,748)	$(1,319)
Interest income	1,798	2,672	(874)
Other	175	48	127
	$(2,094)	$(28)	$(2,066)

	Six fiscal months ended
	June 30, 2012	July 2, 2011	Change

Foreign exchange gain (loss)	$(5,357)	$(4,613)	$(744)
Interest income	4,341	4,148	193
Other	230	(70)	300
	$(786)	$(535)	$(251)

Income Taxes

For the fiscal quarter and six fiscal months ended June 30, 2012, our effective tax rate was 29.8% and 28.8%, respectively as compared to 25.6% and 30.8%, for the fiscal quarter and six fiscal months ended July 2, 2011, respectively. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the six fiscal months ended July 2, 2011 includes a one-time tax expense in Israel of approximately $10.0 million.  In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, our deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of approximately $10.0 million was recorded in the consolidated condensed statement of operations during the first fiscal quarter of 2011.

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

During the six fiscal months ended June 30, 2012, the liabilities for unrecognized tax benefits increased by $3.2 million on a net basis, principally due to increases for positions taken in prior periods and interest expense.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended June 30, 2012.  Despite a slow start to the year, we expect strong cash generation in 2012.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company’s capital structure.  These initiatives continued in the second fiscal quarter of 2012.  On May 31, 2012, we completed the offering of $150 million principal amount of 2.25% convertible senior debentures due 2042 to qualified institutional investors. We used the net proceeds from this offering, together with cash on hand, to repurchase 13,948,687 shares of common stock at $10.75 per share for an aggregate purchase price of $150 million. We believe that the use of low-coupon, long-dated convertible debentures was a more efficient means to finance the repurchase versus repatriation of non-U.S. cash.  See Note 6 to our consolidated condensed financial statements.

Including the most recent issuance of convertible debentures described above, we have completed three issuances of low-coupon convertible debentures since the fourth fiscal quarter of 2010, each of which mature thirty years from the date of issuance.  We utilized the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock, representing approximately 24% of our outstanding stock prior to implementing these initiatives.  We also entered into a new, larger, revolving credit facility in December 2010, which has been favorably amended at little to no cost.

On April 3, 2012, we amended our credit agreement and entered into an incremental facility agreement that increases the total revolving commitment from $450 million to $528 million.  The incremental commitments provide us with additional flexibility to pursue our growth plan.  The incremental revolving commitments have terms and conditions identical to the terms and conditions of the existing commitments under the credit facility.  Other significant terms and conditions of the credit agreement have not been changed.  Following the expansion, we have the ability to request up to an additional $22 million of incremental commitments, subject to the satisfaction of certain conditions.  At June 30, 2012 and December 31, 2011, $160 million and $155 million, respectively, was outstanding under the credit facility.  The credit facility provides a revolving commitment through December 1, 2015.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our then current leverage ratio.  Based on our current leverage ratio, the interest rate on our borrowings will increase from LIBOR plus 1.65% to LIBOR plus 1.95% for the third fiscal quarter of 2012.  The interest rate on our borrowings will further increase if our leverage ratio exceeds 2.00 to 1 and will decrease if our leverage ratio decreases to 1.50 to 1.  We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

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

We were in compliance with all covenants under the credit facility at June 30, 2012.  Our interest expense coverage ratio and leverage ratio were 12.58 to 1 and 1.85 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.  Additionally, our exchangeable unsecured notes due 2102 and our convertible senior debentures due 2040, due 2041, and due 2042 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Beginning in 2012, our permitted capacity to repurchase shares of our outstanding common stock under the credit facility began to increase each quarter by an amount equal to 20% of net income.  At June 30, 2012, our credit facility allows us to repurchase up to $166 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

In 2011, we began investing a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated condensed balance sheets.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt). The following table summarizes the components of net cash and short-term investments (debt) at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Credit facility	$160,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	99,251	98,463
Convertible senior debentures, due 2041*	50,996	50,549
Convertible senior debentures, due 2042*	56,884	-
Total debt	462,173	399,054

Cash and cash equivalents	708,772	749,088
Short-term investments	239,503	249,139

Net cash and short-term investments (debt)	$486,102	$599,173
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

Substantially all of our June 30, 2012 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.  During the second half of 2012, we intend to repatriate $72.1 million of cash to the U.S., which will complete the $112.5 million cash repatriation program we initiated in 2008.  This repatriated cash will be primarily used to reduce the amount outstanding under our revolving credit facility.  After this planned reduction in the amount outstanding under the facility, the carrying value of our long-term debt will be approximately the same as the carrying value of debt prior to the May 2012 issuance of the convertible debentures due 2042.   The tax effect of this repatriation was recorded during the fourth quarter of 2008.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of June 30, 2012 continued to be strong, with a current ratio (current assets to current liabilities) of 4.5 to 1, as compared to a ratio of 4.2 to 1 as of December 31, 2011.  This increase is primarily due to a reduction in accrued expenses in the first six fiscal months of 2012.  Our ratio of total debt to Vishay stockholders’ equity was 0.29 to 1 at June 30, 2012 as compared to a ratio of 0.25 to 1 at December 31, 2011.  This increase is primarily due to the issuance of the convertible debentures due 2042 in May 2012.

Cash flows provided by continuing operating activities were $94.4 million for the six fiscal months ended June 30, 2012, as compared to cash flows provided by operations of $173.9 million for the six fiscal months ended July 2, 2011.  This decrease is principally due to $78.2 million less net earnings generated in the first six fiscal months of 2012 and changes in working capital.

Cash paid for property and equipment for the six fiscal months ended June 30, 2012 was $47.3 million, as compared to $45.4 million for the six fiscal months ended July 2, 2011.  We expect capital spending of approximately $160 million in 2012.

The interest rates on our short-term investments average 1.2% and are approximately 63 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The balance of our revolving credit facility was $155 million at December 31, 2011.  We borrowed $84 million and repaid $79 million on our credit facility during the six fiscal months ended June 30, 2012.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $146 million and the highest amount outstanding on our credit facility at a month end was $160 million during the six fiscal months ended June 30, 2012.

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

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a table of contractual commitments as of December 31, 2011.  Except as described below, there were no material changes to these commitments during the six fiscal months ended June 30, 2012.

The following tables represent our long-term debt obligations and expected cash requirements for interest as of June 30, 2012 and December 31, 2011, reflecting the issuance of $150 million principal amount of senior convertible debentures due 2042 and net borrowings of $5 million on our credit facility during the six fiscal months ended June 30, 2012 (see Note 6 to the consolidated condensed financial statements).

Contractual Obligations as of June 30, 2012 (in thousands):

		Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond

Long-term debt (1)	$830,042	$-	$-	$160,000	$670,042
Interest payments on long-term debt (2)	442,894	17,687	38,186	31,996	355,025

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.

Subsequent to June 30, 2012, Vishay amended a foundry agreement with an Asian foundry that increased its minimum purchase commitments under foundry agreements (see Note 12 to our consolidated condensed financial statements included in Item 1).

Contractual Obligations as of December 31, 2011 (in thousands):

		Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond

Long-term debt (1)	$675,042	$-	$-	$155,000	$520,042
Interest payments on long-term debt (2)	$346,620	15,084	30,169	24,759	276,608

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our share repurchases during the second fiscal quarter of 2012:

Period	Total Number of Share Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 - April 28	-	$-	-	$-	$-
April 29 - May 26	-	$-	-	$-	$-
May 27 - June 30	13,948,687	$10.75	13,948,687	$150,000,000	$-

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Corrected Amended and Restated Certificate of Incorporation, dated June 5, 2012. Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 5, 2012.
4.1
Indenture, dated as of May 31, 2012, by and between Vishay Intertechnology, Inc. and Union Bank, N.A., as Trustee.  Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed May 31, 2012.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).
____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Lori Lipcaman
Lori Lipcaman
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and
accounting officer)

Date:           July 31, 2012