Form 10-Q
period 2012-09-29
VISHAY INTERTECHNOLOGY INC
filed 2012-10-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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
☐ Yes  ☒ No

As of October 26, 2012, the registrant had 131,143,534 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 29, 2012

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 29, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$637,262	$749,088
Short-term investments	303,872	249,139
Accounts receivable, net	278,092	270,970
Inventories:
Finished goods	110,293	104,478
Work in process	186,922	181,354
Raw materials	131,223	131,795
Total inventories	428,438	417,627

Deferred income taxes	25,005	24,632
Prepaid expenses and other current assets	121,851	119,220
Total current assets	1,794,520	1,830,676

Property and equipment, at cost:
Land	91,895	91,507
Buildings and improvements	514,036	493,550
Machinery and equipment	2,125,322	2,079,395
Construction in progress	86,771	94,717
Allowance for depreciation	(1,931,633)	(1,851,264)
	886,391	907,905

Goodwill	34,866	9,051

Other intangible assets, net	136,726	103,927

Other assets	135,671	142,171
Total assets	$2,988,174	$2,993,730

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 29, 2012	December 31, 2011
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$5	$13
Trade accounts payable	135,397	154,942
Payroll and related expenses	103,240	109,833
Other accrued expenses	158,883	161,119
Income taxes	31,007	13,881
Total current liabilities	428,532	439,788

Long-term debt less current portion	389,040	399,054
Deferred income taxes	128,728	110,356
Other liabilities	111,097	117,235
Accrued pension and other postretirement costs	298,502	319,136
Total liabilities	1,355,899	1,385,569

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,114	14,374
Class B convertible common stock	1,213	1,345
Capital in excess of par value	1,999,906	2,086,925
(Accumulated deficit) retained earnings	(401,653)	(503,416)
Accumulated other comprehensive income (loss)	14,149	3,778
Total Vishay stockholders' equity	1,626,729	1,603,006
Noncontrolling interests	5,546	5,155
Total equity	1,632,275	1,608,161
Total liabilities and equity	$2,988,174	$2,993,730

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 29, 2012	October 1, 2011

Net revenues	$572,781	$637,649
Costs of products sold	439,227	470,172
Gross profit	133,554	167,477

Selling, general, and administrative expenses	89,095	90,271
Executive compensation charge	-	1,873
Operating income	44,459	75,333

Other income (expense):
Interest expense	(6,009)	(5,311)
Other	2,726	1,790
	(3,283)	(3,521)

Income before taxes	41,176	71,812

Income tax expense	18,687	21,120

Net earnings	22,489	50,692

Less: net earnings attributable to noncontrolling interests	209	205

Net earnings attributable to Vishay stockholders	$22,280	$50,487

Basic earnings per share attributable to Vishay stockholders	$0.16	$0.32

Diluted earnings per share attributable to Vishay stockholders	$0.15	$0.31

Weighted average shares outstanding - basic	143,273	157,149

Weighted average shares outstanding - diluted	150,118	163,808

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 29, 2012	October 1, 2011

Net earnings	$22,489	$50,692

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	28,564	(48,352)

Pension and other post-retirement actuarial items	2,209	1,974

Unrealized gain (loss) on available-for-sale securities	603	(605)

Other comprehensive income (loss)	31,376	(46,983)

Comprehensive income	53,865	3,709

Less: comprehensive income attributable to noncontrolling interests	209	205

Comprehensive income attributable to Vishay stockholders	$53,656	$3,504

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 29, 2012	October 1, 2011

Net revenues	$1,699,527	$2,042,638
Costs of products sold	1,281,645	1,448,308
Gross profit	417,882	594,330

Selling, general, and administrative expenses	262,348	275,532
Gain on sale of property	(12,153)	-
Executive compensation charges	-	5,762
Operating income	167,687	313,036

Other income (expense):
Interest expense	(16,265)	(13,989)
Other	1,940	1,255
	(14,325)	(12,734)

Income before taxes	153,362	300,302

Income taxes	50,968	91,507

Net earnings	102,394	208,795

Less: net earnings attributable to noncontrolling interests	631	926

Net earnings attributable to Vishay stockholders	$101,763	$207,869

Basic earnings per share attributable to Vishay stockholders	$0.67	$1.29

Diluted earnings per share attributable to Vishay stockholders	$0.65	$1.22

Weighted average shares outstanding - basic	150,978	161,061

Weighted average shares outstanding - diluted	157,770	170,039

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29, 2012	October 1, 2011

Net earnings	$102,394	$208,795

Other comprehensive income, net of tax

Foreign currency translation adjustment	1,347	16,067

Pension and other post-retirement actuarial items	7,764	4,390

Unrealized gain (loss) on available-for-sale securities	1,260	(845)

Other comprehensive income	10,371	19,612

Comprehensive income	112,765	228,407

Less: comprehensive income attributable to noncontrolling interests	631	926

Comprehensive income attributable to Vishay stockholders	$112,134	$227,481

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Nine fiscal months ended
	September 29, 2012	October 1, 2011
Operating activities
Net earnings	$102,394	$208,795
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	125,149	135,275
(Gain) loss on disposal of property and equipment	(13,063)	(1,073)
Accretion of interest on convertible debentures	2,160	1,448
Inventory write-offs for obsolescence	16,008	15,434
Other	9,813	2,275
Net change in operating assets and liabilities,
net of effects of businesses acquired	(56,927)	(74,379)
Net cash provided by operating activities	185,534	287,775

Investing activities
Capital expenditures	(86,754)	(89,708)
Proceeds from sale of property and equipment	7,770	1,956
Purchase of businesses, net of cash acquired	(85,493)	(19,335)
Purchase of short-term investments	(268,286)	(497,258)
Maturity of short-term investments	214,047	158,785
Other investing activities	(109)	2,472
Net cash used in investing activities	(218,825)	(443,088)

Financing activities
Proceeds from long-term borrowings	150,000	150,000
Issuance costs	(4,827)	(4,429)
Common stock repurchase	(150,000)	(150,000)
Principal payments on long-term debt and capital leases	(21)	(670)
Net proceeds (payments) on revolving credit lines	(69,000)	(60,000)
Net changes in short-term borrowings	(116)	28
Proceeds from stock options exercised	174	9,675
Excess tax benefit from stock options exercised	-	555
Distributions to noncontrolling interests	(240)	(500)
Net cash used in financing activities	(74,030)	(55,341)
Effect of exchange rate changes on cash and cash equivalents	(4,505)	18,377

Net decrease in cash and cash equivalents	(111,826)	(192,277)

Cash and cash equivalents at beginning of period	749,088	897,338
Cash and cash equivalents at end of period	$637,262	$705,061

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161
Net earnings	-	-	-	101,763	-	101,763	631	102,394
Other comprehensive income	-	-	-	-	10,371	10,371	-	10,371
Distributions to noncontrolling interests	-	-	-	-	-	-	(240)	(240)
Phantom and restricted stock issuances (11,323 shares)	1	-	(9)	-	-	(8)	-	(8)
Issuance of convertible debentures due 2042	-	-	57,874	-	-	57,874	-	57,874
Stock repurchase (13,948,687 shares)	(1,395)	-	(148,605)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	3,549	-	-	3,549	-	3,549
Stock options exercised (22,095 shares)	2	-	172	-	-	174	-	174
Conversions from Class B to common stock (1,323,322 shares)	132	(132)	-	-	-	-	-	-
Balance at September 29, 2012	$13,114	$1,213	$1,999,906	$(401,653)	$14,149	$1,626,729	$5,546	$1,632,275

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the fiscal quarter and nine fiscal months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  Under the revised guidance, when testing an indefinite-lived intangible asset for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset.  If the Company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the Company would not need to calculate the fair value of the asset.  The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after January 1, 2013.  Early adoption is permitted.  The adoption of the ASU is not expected to have an effect on the Company’s financial position, results of operations, or liquidity.

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

HiRel Systems LLC

On January 13, 2012, Vishay acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for $85,493, net of cash acquired.  The products and technology portfolio acquired will further enhance the Company’s inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.  The inclusion of this business did not have a material impact on the Company’s consolidated results for the fiscal quarter or nine fiscal months ended September 29, 2012.  Based on an estimate of their fair values, the Company allocated $43,950 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $25,815 related to this acquisition.  The goodwill associated with this transaction is deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Other Intangible Assets

Other intangible assets are as follows:

	September 29, 2012	December 31, 2011

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$115,154	$111,428
Capitalized software	55,873	53,721
Customer relationships	97,451	57,723
Tradenames	36,907	36,762
Non-competition agreements	1,700	1,000
	307,085	260,634
Accumulated amortization:
Patents and acquired technology	(92,094)	(89,379)
Capitalized software	(50,495)	(47,836)
Customer relationships	(31,539)	(26,174)
Tradenames	(16,240)	(13,615)
Non-competition agreements	(350)	(62)
	(190,718)	(177,066)
Net Intangible Assets Subject to Amortization	116,367	83,568

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$136,726	$103,927

The increase in net intangible assets from December 31, 2011 is mainly attributable to the acquisition of HiRel Systems LLC on January 13, 2012.  The Company allocated $43,950 of the purchase price to definite-lived intangible assets.  Amortization expense (excluding capitalized software) for the fiscal quarter and nine fiscal months ended September 29, 2012 was $3,700 and $10,989, respectively, compared to amortization expense (excluding capitalized software) of $3,787 and $11,352 for the fiscal quarter and nine fiscal months ended October 1, 2011, respectively.  HiRel Systems LLC intangible assets accounted for $694 and $1,975 of amortization expense for the fiscal quarter and nine fiscal months ended September 29, 2012, respectively.

Estimated annual amortization expense of intangible assets (excluding capitalized software) on the balance sheet at September 29, 2012 for the full year 2012 and each of the next four years is as follows:

2012	$14,861
2013	15,342
2014	15,222
2015	15,154
2016	13,479

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities

Gain on Sale of Vacated Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200.  At closing, Vishay recognized a gain on the sale of the property of $12,153 within its statements of operations and proceeds from the sale of property and equipment of $3,406 within its statement of cash flows.  The remaining proceeds will be reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received over the next three years.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 29, 2012 and October 1, 2011 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the third fiscal quarter of 2012, the Company repatriated $72,100 of cash to the U.S., which substantially completed the $112,500 cash repatriation program the Company initiated in 2008.  This repatriated cash was used to reduce the amount outstanding under the Company’s revolving credit facility.  The tax effect of this repatriation was recorded during the fourth fiscal quarter of 2008.  At the present time, the Company expects that the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested indefinitely.

In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, the Company’s deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of $10,024 was recorded in the consolidated condensed statement of operations during the nine fiscal months ended October 1, 2011.

During the nine fiscal months ended September 29, 2012, the liabilities for unrecognized tax benefits increased by $3,134 on a net basis, principally due to increases for positions taken in prior periods and interest expense.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	September 29, 2012	December 31, 2011

Credit facility	$86,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	99,721	98,463
Convertible senior debentures, due 2041	51,190	50,549
Convertible senior debentures, due 2042	57,087	-
	389,040	399,054
Less current portion	-	-
	$389,040	$399,054

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

The carrying values of the liability and equity components of the convertible debentures due 2042 are reflected in the Company’s consolidated condensed balance sheet as follows:

September 29, 2012
Liability component:
Principal amount of the debentures	$150,000
Unamortized discount	(93,178)
Embedded derivative	265
Carrying value of liability component	$57,087

Equity component - net carrying value	$57,874

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the convertible debentures due 2042 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarter ended	Nine fiscal months ended
	September 29, 2012	September 29, 2012
Contractual coupon interest	$844	$1,135
Non-cash amortization of debt discount	216	290
Non-cash amortization of deferred financing costs	13	18
Non-cash change in value of derivative liability	(13)	29
Total interest expense related to the debentures	$1,060	$1,472

Prior to March 1, 2042, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending September 29, 2012 if the sale price of Vishay common stock reaches 130% of the conversion price (currently, $15.35) for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay’s common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  None of these conditions had occurred as of September 29, 2012.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying values of the liability and equity components of the convertible debentures due 2041 are reflected in the Company’s consolidated condensed balance sheets as follows:

	September 29, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$150,000	$150,000
Unamortized discount	(99,217)	(99,843)
Embedded derivative	407	392
Carrying value of liability component	$51,190	$50,549

Equity component - net carrying value	$62,246	$62,246

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

Interest expense related to the convertible debentures due 2041 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contractual coupon interest	$844	$844	$2,532	$1,285
Non-cash amortization of debt discount	213	196	626	298
Non-cash amortization of deferred financing costs	12	12	36	18
Non-cash change in value of derivative liability	(19)	161	15	163
Total interest expense related to the debentures	$1,050	$1,213	$3,209	$1,764

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

The carrying values of the liability and equity components of the convertible debentures due 2040 are reflected in the Company’s consolidated condensed balance sheets as follows:

	September 29, 2012	December 31, 2011
Liability component:
Principal amount of the debentures	$275,000	$275,000
Unamortized discount	(175,887)	(177,131)
Embedded derivative	608	594
Carrying value of liability component	$99,721	$98,463

Equity component - net carrying value	$110,094	$110,094

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

Interest expense related to the convertible debentures due 2040 is reflected on the consolidated condensed statements of operations as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contractual coupon interest	$1,547	$1,547	$4,641	$4,641
Non-cash amortization of debt discount	423	391	1,244	1,150
Non-cash amortization of deferred financing costs	22	22	66	66
Non-cash change in value of derivative liability	47	270	14	278
Total interest expense related to the debentures	$2,039	$2,230	$5,965	$6,135

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2012 and 2011 for the Company’s defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	September 29, 2012		October 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$800	$-	$841
Interest cost	3,925	2,289	4,091	2,643
Expected return on plan assets	(4,743)	(416)	(4,770)	(397)
Amortization of prior service cost	550	-	554	-
Amortization of losses	3,142	409	2,256	253
Net periodic benefit cost	$2,874	$3,082	$2,131	$3,340

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 29, 2012 and October 1, 2011 for the Company’s defined benefit pension plans:

	Nine fiscal months ended		Nine fiscal months ended
	September 29, 2012		October 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,425	$-	$2,517
Interest cost	11,775	7,007	12,240	7,884
Expected return on plan assets	(14,229)	(1,242)	(14,311)	(1,186)
Amortization of prior service cost	1,650	-	1,807	-
Amortization of losses	9,427	1,243	6,559	756
Curtailments and settlements	-	-	148	-
Net periodic benefit cost	$8,623	$9,433	$6,443	$9,971

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2012 and 2011 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	September 29, 2012		October 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$19	$62	$19	$70
Interest cost	130	70	146	72
Amortization of prior service credit	(101)	-	(110)	-
Amortization of transition obligation	8	-	11	-
Amortization of gains	(24)	-	(61)	-
Net periodic benefit cost	$32	$132	$5	$142

The following table shows the components of the net periodic benefit cost for the nine fiscal months ended September 29, 2012 and October 1, 2011 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended		Nine fiscal months ended
	September 29, 2012		October 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$55	$189	$58	$208
Interest cost	391	214	438	214
Amortization of prior service credit	(305)	-	(331)	-
Amortization of transition obligation	24	-	35	-
Amortization of gains	(72)	-	(183)	-
Net periodic benefit cost	$93	$403	$17	$422

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Stock options	$13	$14	$60	$(111)
Restricted stock units	1,128	1,356	3,396	5,995
Phantom stock units	-	-	93	222
Total	$1,141	$1,370	$3,549	$6,106

Stock-based compensation expense for the fiscal quarter and nine fiscal months ended October 1, 2011, as presented in the tables above, includes amounts associated with the acceleration of vesting of awards upon the resignation of Vishay’s former Chief Financial Officer, Dr. Lior Yahalomi. The associated expense is reported as a component of the executive compensation charges reported in the accompanying consolidated condensed statements of operations. In accordance with Dr. Yahalomi’s employment agreement, 18,438 RSUs held by Dr. Yahalomi immediately vested upon his resignation and 55,316 RSUs with performance-based vesting criteria will vest upon the Company’s achievement of the performance-based criteria. Additionally, the vesting of 29,459 unvested stock options held by Dr. Yahalomi was accelerated.

Stock-based compensation expense for the nine fiscal months ended October 1, 2011, as presented in the tables above, also includes amounts associated with the acceleration of vesting of awards upon the passing of Vishay’s former Executive Chairman of the Board of Directors, Dr. Felix Zandman.  The associated expense is reported as a component of the executive compensation charges reported in the accompanying consolidated condensed statement of operations.  In accordance with Dr. Zandman’s employment agreement, 98,375 RSUs held by Dr. Zandman immediately vested and were contributed to his estate following his passing and 202,330 RSUs with performance-based vesting criteria will be contributed to his estate upon the Company’s achievement of the performance-based criteria.  Additionally, the vesting of 77,334 unvested stock options held by Dr. Zandman at the time of his passing was accelerated.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 29, 2012 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$31	0.6
Restricted stock units	6,303	1.4
Phantom stock units	-	0.0
Total	$6,334

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

Option activity under the stock option plans as of September 29, 2012 and changes during the nine fiscal months then ended are presented below (number of options in thousands, contractual life in years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding:
January 1, 2012	384	$15.40
Granted	-	-
Exercised	(22)	7.89
Cancelled or forfeited	(253)	16.12
Outstanding at September 29, 2012	109	$15.24	4.49

Vested and expected to vest
at September 29, 2012	109	$15.24	4.49
Exercisable at September 29, 2012	79	$15.05	4.44

During the nine fiscal months ended September 29, 2012, 31,000 options vested.  At September 29, 2012, there are 30,000 unvested options outstanding, with a weighted average grant-date fair value of $10.25 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2012 of $9.83 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2012 is zero because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Company’s common stock.  During the nine fiscal months ended September 29, 2012, 22,000 options were exercised.  The total intrinsic value of options exercised during the nine fiscal months ended September 29, 2012 was approximately $110.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of September 29, 2012 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	891	$12.58
Granted	437	12.31
Vested*	(12)	8.29
Cancelled or forfeited	-	-
Outstanding at September 29, 2012	1,316	$12.53

Expected to vest at September 29, 2012	1,316
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

Phantom stock unit activity under the phantom stock plan as of September 29, 2012 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2012	87
Granted	10	$9.33
Redeemed for common stock	-
Outstanding at September 29, 2012	97

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Commitments and Contingencies

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

The Company estimates its total purchase commitments under all long-term foundry agreements as follows:

2012	$26,098
2013	21,428
2014	21,028
2015	21,017
2016	12,211

Siliconix has the option to purchase wafers from these subcontractors in addition to the minimum commitments and, accordingly, actual purchases may be different than the commitments disclosed above.

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives. These employment agreements provide incremental compensation in the event of termination.  The Company does not provide any severance or other benefits specifically upon a change in control.  The Company recognized compensation expense of $3,889 reported as a component of executive compensation charges in the accompanying consolidated condensed statement of operations for the nine fiscal months ended October 1, 2011 for elements of compensation that accelerated upon the passing of Dr. Zandman.  The Company also recognized compensation expense of $1,873 reported as a component of executive compensation charges in the accompanying consolidated condensed statements of operations for the fiscal quarter and nine fiscal months ended October 1, 2011 for elements of compensation payable to the Company’s former Chief Financial Officer, Dr. Lior Yahalomi, in connection with his resignation.  (See also Note 8.)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Segment Information

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 29, 2012:
Product Sales	$123,289	$124,108	$50,205	$161,979	$111,431	$571,012
Royalty Revenues	36	-	-	1,733	-	$1,769
Total Revenue	$123,325	$124,108	$50,205	$163,712	$111,431	$572,781

Gross Margin	$17,402	$25,209	$15,563	$51,254	$24,126	$133,554

Fiscal quarter ended October 1, 2011:
Product Sales	$131,832	$150,993	$56,089	$155,273	$141,634	$635,821
Royalty Revenues	34	-	30	1,764	-	$1,828
Total Revenue	$131,866	$150,993	$56,119	$157,037	$141,634	$637,649

Gross Margin	$27,260	$35,783	$17,350	$51,650	$35,434	$167,477

Nine fiscal months ended September 29, 2012:
Product Sales	$329,316	$380,250	$158,900	$484,136	$341,704	$1,694,306
Royalty Revenues	210	-	27	4,984	-	$5,221
Total Revenue	$329,526	$380,250	$158,927	$489,120	$341,704	$1,699,527

Gross Margin	$46,728	$78,939	$51,462	$160,586	$80,167	$417,882

Nine fiscal months ended October 1, 2011:
Product Sales	$427,913	$480,023	$177,556	$494,622	$457,781	$2,037,895
Royalty Revenues	196	-	72	4,475	-	$4,743
Total Revenue	$428,109	$480,023	$177,628	$499,097	$457,781	$2,042,638

Gross Margin	$109,510	$118,622	$59,259	$171,764	$135,175	$594,330

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Operating margin reconciliation:
MOSFETs	$7,127	$17,314	$17,126	$79,246
Diodes	19,432	29,220	61,473	99,228
Optoelectronic Components	12,420	13,869	41,657	48,556
Resistors & Inductors	43,617	44,917	136,817	150,778
Capacitors	19,033	29,415	63,901	116,332
Unallocated Selling, General, and Administrative Expenses	(57,170)	(57,529)	(165,440)	(175,342)
Gain on Sale of Property	-	-	12,153	-
Executive Compensation Charges	-	(1,873)	-	(5,762)
Consolidated Operating Income	$44,459	$75,333	$167,687	$313,036

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Numerator:
Numerator for basic earnings per share:
Net earnings	$22,280	$50,487	$101,763	$207,869

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	71	38	233	132

Numerator for diluted earnings per share:
Net earnings	$22,351	$50,525	$101,996	$208,001

Denominator:
Denominator for basic earnings per share:
Weighted average shares	143,273	157,149	150,978	161,061

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,176	6,176	6,176	8,368
Restricted stock units	572	383	517	384
Other	97	100	99	226
Dilutive potential common shares	6,845	6,659	6,792	8,978

Denominator for diluted earnings per share:
Adjusted weighted average shares	150,118	163,808	157,770	170,039

Basic earnings per share attributable to Vishay stockholders	$0.16	$0.32	$0.67	$1.29

Diluted earnings per share attributable to Vishay stockholders	$0.15	$0.31	$0.65	$1.22

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	19,809	19,809	6,603
Convertible Senior Debentures, due 2041	7,885	7,885	7,885	4,072
Convertible Senior Debentures, due 2042	12,704	-	5,677	-
Weighted average employee stock options	124	359	199	121
Weighted average warrants	8,824	8,824	8,824	8,824
Weighted average other	231	138	211	92

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company’s convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of September 29, 2012, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 29, 2012:
Assets:
Assets held in rabbi trusts	$33,678	$21,750	$11,928	$-
Available for sale securities	$7,095	7,095	-	-
	$40,773	$28,845	$11,928	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(608)	$-	$-	$(608)
Embedded derivative - convertible debentures due 2041	$(407)	-	-	(407)
Embedded derivative - convertible debentures due 2042	$(265)	-	-	(265)
	$(1,280)	$-	$-	$(1,280)

December 31, 2011:
Assets:
Assets held in rabbi trusts	$31,698	$20,569	$11,129	$-
Available for sale securities	$6,776	6,776	-	-
	$38,474	$27,345	$11,129	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(594)	$-	$-	$(594)
Embedded derivative - convertible debentures due 2041	$(392)	-	-	(392)
	$(986)	$-	$-	$(986)

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

The fair value of the long-term debt, excluding the derivative liabilities, at September 29, 2012 and December 31, 2011 is approximately $653,300 and $533,900, respectively, compared to its carrying value, excluding the derivative liabilities, of $387,760, and $398,068, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  In the second fiscal quarter of 2012, we completed the repurchase of 13.9 million shares of our common stock for $150 million.  Including this most recent repurchase, we have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  Beginning in 2012, the permitted capacity to repurchase shares of stock under our credit facility began to increase each quarter by an amount equal to 20% of net income.  At September 29, 2012, our total capacity to repurchase shares of stock under our credit facility is $170.4 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources.”)  The year 2011 was characterized by a strong first half and a weak second half.  Through the first six fiscal months of 2012, our business was recovering from the reduction in demand and high inventory levels experienced in the last six fiscal months of 2011, but experienced another substantial downturn in demand in the third fiscal quarter of 2012, which resulted in a reduction of nearly all key financial metrics.

Net revenues for the fiscal quarter ended September 29, 2012 were $572.8 million, compared to $637.6 million for the fiscal quarter ended October 1, 2011.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 29, 2012 were $22.3 million, or $0.15 per diluted share, compared to $50.5 million, or $0.31 per diluted share for the fiscal quarter ended October 1, 2011.

Net revenues for the nine fiscal months ended September 29, 2012 were $1,699.5 million, compared to $2,042.6 million for the nine fiscal months ended October 1, 2011.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 29, 2012 were $101.8 million, or $0.65 per diluted share, compared to $207.9 million, or $1.22 per diluted share, for the nine fiscal months ended October 1, 2011.

The net earnings attributable to Vishay stockholders for the fiscal quarters and nine fiscal months ended September 29, 2012 and October 1, 2011 include items affecting comparability as listed in the reconciliation below.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

GAAP net earnings attributable to Vishay stockholders	$22,280	$50,487	$101,763	$207,869

Reconciling items affecting operating margin:
Gain on sale of property	$-	$-	$(12,153)	$-
Executive compensation charges	-	1,873	-	5,762

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$-	$(684)	$4,131	$7,921

Adjusted net earnings	$22,280	$51,676	$93,741	$221,552

Adjusted weighted average diluted shares outstanding	150,118	163,808	157,770	170,039

Adjusted earnings per diluted share *	$0.15	$0.32	$0.60	$1.30

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and nine fiscal months ended September 29, 2012 represent the effects of a deteriorating business environment in most of our markets in the third fiscal quarter of 2012.  This period of business environment deterioration followed a period of improvement in the business environment experienced in the first six fiscal months of 2012 compared to the last six fiscal months of 2011.  We believe that the business environment in most of our markets is being negatively impacted by macroeconomic anxiety that has started to influence the end consumers and the supply chain.  Our results for the first nine fiscal months of 2012 demonstrate our ability to react quickly to changing economic environments and successfully implement temporary cost reduction measures when necessary to sustain earnings.  Despite the relatively low revenues, our pre-tax results were as we would expect based on our business model.  Changes in the mix of income among our various taxing jurisdictions negatively impacted our effective tax rate for the fiscal quarter and nine fiscal months ended September 29, 2012.

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

Operating margin is computed as gross profit less operating expenses as a percentage of net revenues.  We evaluate business segment performance on segment operating margin.  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  Segment operating margin is computed as operating income less items such as restructuring and severance costs, asset write-downs, goodwill and indefinite-lived intangible asset impairments, inventory write-downs, gains or losses on purchase commitments, global operations, sales and marketing, information systems, finance and administrative groups, and other items, expressed as a percentage of net revenues.  We believe that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the segment. Operating margin is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2011 through the third fiscal quarter of 2012 (dollars in thousands):

	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012

Net revenues	$637,649	$551,391	$538,547	$588,199	$572,781

Gross profit margin	26.3%	22.8%	25.4%	25.1%	23.3%

Operating margin (1)	11.8%	6.1%	9.3%	12.4%	7.8%

End-of-period backlog (2)	$655,200	$530,200	$607,100	$593,300	$525,900

Book-to-bill ratio	0.67	0.80	1.11	1.01	0.87

Inventory turnover	3.99	3.86	3.66	4.01	4.00

Change in ASP vs. prior quarter	-1.1%	-0.5%	-1.0%	-1.4%	-0.7%
________________________________
(1) Operating margin for the third fiscal quarter of 2011 includes a $1.9 million executive compensation charge recognized upon the resignation of our former Chief Financial Officer (see Note 9 to our consolidated condensed financial statements included in Item 1).  Operating margin for the second fiscal quarter of 2012 includes a $12.2 million gain recognized on the sale of a vacated property in Belgium (see Note 4 to our consolidated condensed financial statements included in Item 1).
(2) End-of-period backlog for the first fiscal quarter of 2012 reflects a total of $12.2 million related to the backlog of the HiRel Sytems LLC as of the date of acquisition.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

The low demand and reduction in distribution inventory levels that we began to experience in the second half of 2011 reduced our backlog and resulted in a decrease in net revenues in the first half of 2012 compared to the prior year periods.  Due to unexpectedly low orders throughout the third fiscal quarter, revenue decreased versus the second fiscal quarter of 2012 and only met the low end of our revenue guidance.  Orders and the backlog decreased versus the second fiscal quarter due to the deteriorating business environment in most of our markets, macroeconomic anxieties that affected end consumers and the supply chain.  Competitive pricing pressure for commodity semiconductor products has resulted in the continued decline of average selling prices versus the prior quarter and prior year periods.

The decrease in sales volume in the third fiscal quarter of 2012 versus the second fiscal quarter of 2012 and prior year periods resulted in a decrease in gross margins compared to the second fiscal quarter of 2012 and prior year periods.

Due to the unexpectedly low orders, particularly for the Asia market and for distributors, the book-to-bill ratio decreased to 0.87 in the third fiscal quarter of 2012 from 1.01 in the second fiscal quarter of 2012.  The book-to-bill ratios for distributors and original equipment manufacturers (“OEM”) were 0.79 and 0.94, respectively, versus ratios of 1.06 and 0.94, respectively, during the second fiscal quarter of 2012.  The low book-to-bill ratio does not indicate a short-term recovery of revenues.

Visibility is limited in the current economic environment.  However, we expect the results of all of our business segments will be negatively affected by the current economic environment in the fourth fiscal quarter, and the MOSFETs, Diodes, and Capacitors segments will be the most significantly affected.

For the fourth fiscal quarter of 2012, we anticipate revenues between $500 million and $540 million at accordingly lower margins compared to the third fiscal quarter of 2012.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2011 through the third fiscal quarter of 2012 (dollars in thousands):

	3rd Quarter 2011	4th Quarter 2011	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012
MOSFETs
Net revenues	$131,866	$109,871	$94,838	$111,363	$123,325

Book-to-bill ratio	0.50	0.77	1.18	1.20	0.70

Gross profit margin	20.7%	14.5%	11.2%	16.8%	14.1%

Segment operating margin	13.1%	5.5%	1.4%	7.8%	5.8%

Diodes
Net revenues	$150,993	$127,470	$120,134	$136,008	$124,108

Book-to-bill ratio	0.62	0.70	1.01	0.95	0.88

Gross profit margin	23.7%	19.8%	20.9%	21.1%	20.3%

Segment operating margin	19.4%	14.8%	16.1%	16.7%	15.7%

Optoelectronic Components
Net revenues	$56,119	$52,258	$50,639	$58,083	$50,205

Book-to-bill ratio	0.77	0.91	1.12	0.91	0.95

Gross profit margin	30.9%	29.7%	34.2%	32.0%	31.0%

Segment operating margin	24.7%	22.8%	27.7%	26.2%	24.7%

Resistors & Inductors
Net revenues	$157,037	$141,757	$159,010	$166,398	$163,712

Book-to-bill ratio	0.85	0.90	1.13	0.99	0.94

Gross profit margin	32.9%	29.9%	34.1%	33.1%	31.3%

Segment operating margin	28.6%	24.6%	29.3%	28.1%	26.6%

Capacitors
Net revenues	$141,634	$120,035	$113,926	$116,347	$111,431

Book-to-bill ratio	0.65	0.75	1.12	0.97	0.87

Gross profit margin	25.0%	22.2%	25.9%	22.8%	21.7%

Segment operating margin	20.8%	17.1%	21.0%	18.0%	17.1%
__________________

Acquisition Activity

As part of our growth strategy, we seek to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise.  This includes exploring opportunities to acquire targets to gain market share, penetrate different geographic markets, enhance new product development, round out our existing product lines, or grow our high margin niche market businesses. Acquisitions of passive components businesses would likely be made to strengthen and broaden our position as a specialty product supplier; acquisitions of discrete semiconductor businesses would be made to increase market share and to generate synergies.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. The percentage of our total headcount in lower-labor-cost countries is a measure of the extent to which we were successful in implementing this program.  This percentage was 74.4% at the end of the third fiscal quarter of 2012 as compared to 57% when this program began in 2001.  We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

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

We did not initiate any new restructuring projects in 2011 or the first nine fiscal months of 2012 and thus did not record any material restructuring and severance expenses during such periods.

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

Even as we seek to manage our costs, we continue to pursue our growth plans through investing in capacities for strategic product lines, and through increasing our resources for R&D, technical marketing, and field application engineering; supplemented by opportunistic acquisitions of specialty businesses.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally has been stronger during the first nine fiscal months and third fiscal quarter of 2012 compared to the prior year periods and the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year periods and the prior fiscal quarter.

These subsidiaries incur gains and losses on transactions denominated in currencies other than the local currency, especially in periods of rapidly changing foreign currency exchange rates.  The sudden rapid changes in the Euro exchange rates in the second fiscal quarter of 2012 resulted in larger than normal transactional losses in the second fiscal quarter of 2012.  The slight recovery of the Euro in the third fiscal quarter of 2012 resulted in modest transactional gains during the period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for first nine fiscal months and the third fiscal quarter of 2012 have been slightly favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Cost of products sold	76.7%	73.7%	75.4%	70.9%
Gross profit	23.3%	26.3%	24.6%	29.1%
Selling, general & administrative expenses	15.6%	14.2%	15.4%	13.5%
Operating income	7.8%	11.8%	9.9%	15.3%
Income before taxes and noncontrolling interest	7.2%	11.3%	9.0%	14.7%
Net earnings attributable to Vishay stockholders	3.9%	7.9%	6.0%	10.2%
________
Effective tax rate	45.4%	29.4%	33.2%	30.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$572,781	$637,649	$1,699,527	$2,042,638
Change versus comparable prior year period	$(64,868)		$(343,111)
Percentage change versus comparable prior year period	-10.2%		-16.8%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-5.9%	-14.7%
Decrease in average selling prices	-4.1%	-3.1%
Foreign currency effects	-3.4%	-2.4%
Acquisitions	2.6%	2.3%
Other	0.6%	1.1%
Net change	-10.2%	-16.8%

Our revenue results for the fiscal quarter and nine fiscal months ended September 29, 2012 were negatively affected by the reduced demand for our products that we began to experience in the last six fiscal months of 2011, which significantly reduced our backlog, and the deterioration of the business environment of most of our markets in the third fiscal quarter of 2012 following an improving business environment in the first six fiscal months of 2012.  Our cost management and the adaptation of our manufacturing capacities enabled us to sustain earnings at the lower sales volume.  Our results for the fiscal quarter and nine fiscal months ended October 1, 2011 reflect the effects of macroeconomic concerns, which reduced demand for our products in the third fiscal quarter of 2011, and the resulting quick adaptation of our manufacturing capacities in response thereto. This period of macroeconomic concerns followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $53.5 million and $63.3 million for the nine fiscal months ended September 29, 2012 and October 1, 2011, respectively, or 3.1% and 3.0% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended September 29, 2012 and October 1, 2011 were $59.4 million and $62.7 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $5.2 million and $4.7 million for the nine fiscal months ended September 29, 2012 and October 1, 2011, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended September 29, 2012 were 23.3% and 24.6%, respectively, versus 26.3% and 29.1%, respectively, for the comparable prior year periods.  The decrease in gross profit margin for the fiscal quarter and nine fiscal months ended September 29, 2012 versus the fiscal quarter and nine fiscal months ended October 1, 2011 reflects a significant decrease in sales volume and lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$123,325	$131,866	$329,526	$428,109
Change versus comparable prior year period	$(8,541)		$(98,583)
Percentage change versus comparable prior year period	-6.5%		-23.0%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	7.9%	-16.9%
Decrease in average selling prices	-11.5%	-7.9%
Foreign currency effects	-1.2%	-0.8%
Other	-1.7%	2.6%
Net change	-6.5%	-23.0%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Gross profit margin	14.1%	20.7%	14.2%	25.6%

The MOSFETs segment is being negatively affected by the low demand from distributors in Asia.  The decrease in gross profit margin versus the fiscal quarter ended October 1, 2011 is primarily due to the decrease in average selling prices.  The decrease in gross profit margin versus the nine fiscal months ended October 1, 2011 is primarily due to decreases in sales volume and average selling prices.  Also, a non-recurring manufacturing issue associated with purchased materials affected the first fiscal quarter of 2012.

We have experienced a significant decline in average selling prices versus the prior year periods.  The decline is partially due to selective volume based pricing for our MOSFETs products that we implemented in the second fiscal quarter of 2012.

Customer qualification of next generation high voltage MOSFETs is currently on-going.  These new and innovative products have received a good reception by the market thus far.  We continue to make capital and R&D investments in this business.  Accordingly, while the fourth quarter of 2012 appears to be challenging, we are optimistic about the long-term prospects of the MOSFETs segment.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$124,108	$150,993	$380,250	$480,023
Change versus comparable prior year period	$(26,885)		$(99,773)
Percentage change versus comparable prior year period	-17.8%		-20.8%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-13.4%	-17.6%
Decrease in average selling prices	-3.2%	-2.8%
Foreign currency effects	-2.3%	-1.6%
Other	1.1%	1.2%
Net change	-17.8%	-20.8%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Gross profit margin	20.3%	23.7%	20.8%	24.7%

The Diodes segment is being negatively affected by the low demand from distributors in Asia. The decrease in the Diodes segment gross profit margin versus the second fiscal quarter of 2012 and the fiscal quarter and nine fiscal months ended October 1, 2011 is primarily due to the decrease in sales volume.

Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline versus the prior quarter and prior year periods.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$50,205	$56,119	$158,927	$177,628
Change versus comparable prior year period	$(5,914)		$(18,701)
Percentage change versus comparable prior year period	-10.5%		-10.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-4.0%	-4.3%
Decrease in average selling prices	-2.8%	-3.6%
Foreign currency effects	-4.1%	-3.2%
Other	0.4%	0.6%
Net change	-10.5%	-10.5%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Gross profit margin	31.0%	30.9%	32.4%	33.4%

The Optoelectronic Components segment is being negatively affected by the low demand from distributors in Asia. The segment gross profit margin remains high and was stable versus the fiscal quarter ended October 1, 2011, but decreased slightly versus the second fiscal quarter of 2012 and the nine fiscal months ended October 1, 2011 primarily due to a decrease in sales volume.

Typical pricing pressure for our established Optoelectronic Components products continues.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$163,712	$157,037	$489,120	$499,097
Change versus comparable prior year period	$6,675		$(9,977)
Percentage change versus comparable prior year period	4.3%		-2.0%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.8%	-6.7%
Decrease in average selling prices	-1.6%	-1.1%
Foreign currency effects	-4.8%	-3.5%
Acquisitions	10.7%	9.4%
Other	-0.8%	-0.1%
Net change	4.3%	-2.0%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Gross profit margin	31.3%	32.9%	32.8%	34.4%

The Resistors & Inductors segment has benefited in recent quarters from its strong position in the industrial and automotive markets, but began to experience a slowing of demand from these markets in the third fiscal quarter of 2012.  The segment gross profit margin remains high, but decreased slightly versus the second fiscal quarter of 2012 and the nine fiscal months ended October 1, 2011 due to decreases in sales volume.  The slight decrease in segment gross profit margin versus the third fiscal quarter of 2011 is primarily due to a reduction in average selling prices.

We further enhanced the segment’s product portfolio in the first fiscal quarter of 2012 by acquiring HiRel Systems.  Specifically, HiRel Systems expands our magnetic and power supplies specialty product portfolio.  The integration of Huntington Electric, acquired in the third fiscal quarter of 2011, and HiRel Systems continues as planned.  Our results for the fiscal quarter and first nine fiscal months of 2012 were positively impacted by the acquisitions of Huntington Electric and HiRel Systems and we expect HiRel Systems’ revenue growth to out-perform our corporate average.  More opportunities for acquisitions exist and are being evaluated.

Average selling prices declined slightly versus the prior quarter and the prior year periods.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net revenues	$111,431	$141,634	$341,704	$457,781
Change versus comparable prior year period	$(30,203)		$(116,077)
Percentage change versus comparable prior year period	-21.3%		-25.4%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-17.6%	-22.5%
Change in average selling prices	0.1%	-0.7%
Foreign currency effects	-4.5%	-3.1%
Other	0.7%	0.9%
Net change	-21.3%	-25.4%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Gross profit margin	21.7%	25.0%	23.5%	29.5%

The Capacitors segment was negatively affected by economic slow-down in Europe in the third fiscal quarter of 2012.  The decrease in gross profit margin versus the second fiscal quarter of 2012 and the fiscal quarter and nine fiscal months ended October 1, 2011 is primarily due to the decrease in sales volume.

Average selling prices have remained relatively stable versus the prior quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Total SG&A expenses	$89,095	$90,271	$262,348	$275,532
as a percentage of revenues	15.6%	14.2%	15.4%	13.5%

The overall decrease in SG&A expenses is primarily attributable to cost containment initiatives and certain temporary cost reduction programs, a realignment of bonus accruals to current expectations for the year, and a positive exchange rate impact, partially offset by SG&A expenses of acquired businesses.  The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Amortization of intangible assets	$3,700	$3,787	$10,989	$11,352
Net (gain) loss on sales of assets	7	(143)	(910)	(1,073)

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

We also recorded a $12.2 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line in the consolidated condensed statement of operations for the nine fiscal months ended September 29, 2012.

Other Income (Expense)

Interest expense for the fiscal quarter and nine fiscal months ended September 29, 2012 increased by $0.7 million and $2.3 million, respectively, versus the comparable prior year periods.  The increase is primarily due to interest on the convertible senior debentures due 2041 and due 2042 that were issued on May 13, 2011 and May 31, 2012, respectively.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 29, 2012	October 1, 2011	Change

Foreign exchange gain (loss)	$620	$(1,656)	$2,276
Interest income	1,584	3,047	(1,463)
Other	522	399	123
	$2,726	$1,790	$936

	Nine fiscal months ended
	September 29, 2012	October 1, 2011	Change

Foreign exchange gain (loss)	$(4,737)	$(6,269)	$1,532
Interest income	5,925	7,195	(1,270)
Other	752	329	423
	$1,940	$1,255	$685

Income Taxes

For the fiscal quarter and nine fiscal months ended September 29, 2012, our effective tax rate was 45.4% and 33.2%, respectively, as compared to 29.4% and 30.5%, for the fiscal quarter and nine fiscal months ended October 1, 2011, respectively. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the nine fiscal months ended October 1, 2011 includes a one-time tax expense in Israel of approximately $10.0 million.  In January 2011, a new tax law was enacted in Israel which effectively lowered the corporate income tax rate on certain types of income earned after December 31, 2010.  Accordingly, our deferred tax assets in Israel were written down to reflect the lower rate and a one-time tax expense of approximately $10.0 million was recorded in the consolidated condensed statement of operations during the first fiscal quarter of 2011.

We operate in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, our consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various jurisdictions where we operate.  Part of our strategy is to achieve cost savings by operating in countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate.  Changes in our effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.  Due to a significant shift in the estimated mix of pretax income among our various taxing jurisdictions in the third fiscal quarter of 2012, our estimated annual effective tax rate increased to 33.2%.  The increase in our estimated annual effective tax rate resulted in an effective tax rate of 45.4% for the third fiscal quarter of 2012.

During the nine fiscal months ended September 29, 2012, the liabilities for unrecognized tax benefits increased by $3.1 million on a net basis, principally due to increases for positions taken in prior periods and interest expense.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended September 29, 2012.  We continue to expect cash generation in 2012 in line with our history despite the difficult economic environment.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

Substantially all of our September 29, 2012 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.  During the third fiscal quarter of 2012, we repatriated $72.1 million of cash to the U.S., which substantially completed the $112.5 million cash repatriation program we initiated in 2008.  This repatriated cash was used to reduce the amount outstanding under our revolving credit facility.  Following this reduction in the amount outstanding under the facility, the carrying value of our long-term debt is approximately the same as the carrying value of debt prior to the May 2012 issuance of the convertible debentures due 2042.   The tax effect of this repatriation was recorded during the fourth quarter of 2008.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. If additional cash is needed to be repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We also entered into a new, larger, revolving credit facility in December 2010, which has been favorably amended at minimal cost.  On April 3, 2012, we amended our credit agreement and entered into an incremental facility agreement that increases the total revolving commitment from $450 million to $528 million.  The incremental commitments provide us with additional flexibility to pursue our growth plan.  The incremental revolving commitments have terms and conditions identical to the terms and conditions of the existing commitments under the credit facility.  Other significant terms and conditions of the credit agreement have not been changed.  Following the expansion, we have the ability to request up to an additional $22 million of incremental commitments, subject to the satisfaction of certain conditions.  At September 29, 2012 and December 31, 2011, $86 million and $155 million, respectively, was outstanding under the credit facility.  The credit facility provides a revolving commitment through December 1, 2015.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, borrowings bear interest at LIBOR plus 1.95%.  The interest rate on our borrowings will increase if our leverage ratio exceeds 2.00 to 1 and will decrease if our leverage ratio decreases to 1.50 to 1.  We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.

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

We were in compliance with all covenants under the credit facility at September 29, 2012.  Our interest expense coverage ratio and leverage ratio were 10.72 to 1 and 1.82 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Beginning in 2012, our permitted capacity to repurchase shares of our outstanding common stock under the credit facility began to increase each quarter by an amount equal to 20% of net income.  At September 29, 2012, our credit facility allows us to repurchase up to $170.4 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

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

The interest rates on our short-term investments average 1.2% and are approximately 83 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at September 29, 2012 and December 31, 2011 (in thousands):

	September 29, 2012	December 31, 2011

Credit facility	$86,000	$155,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	99,721	98,463
Convertible senior debentures, due 2041*	51,190	50,549
Convertible senior debentures, due 2042*	57,087	-
Total debt	389,040	399,054

Cash and cash equivalents	637,262	749,088
Short-term investments	303,872	249,139

Net cash and short-term investments (debt)	$552,094	$599,173

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

The balance of our revolving credit facility was $155 million at December 31, 2011.  We borrowed $99 million and repaid $168 million on our credit facility during the nine fiscal months ended September 29, 2012.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $134 million and the highest amount outstanding on our credit facility at a month end was $160 million during the nine fiscal months ended September 29, 2012.

Management expects to continue to maintain the outstanding balance on the credit facility around its current level, and may periodically pay down the balance with available cash or use the credit facility to meet short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, obligations under restructuring and acquisition integration programs, and our research and development and capital expenditure plans. Acquisition activity or share repurchases may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.

Our financial condition as of September 29, 2012 continued to be strong, with a current ratio (current assets to current liabilities) of 4.2 to 1, unchanged from our current ratio as of December 31, 2011.  The stability in the ratio is primarily due to a reduction in total cash and short-term investments offset by a reduction in accounts payable in the first nine fiscal months of 2012.  Our ratio of total debt to Vishay stockholders’ equity was 0.24 to 1 at September 29, 2012 as compared to a ratio of 0.25 to 1 at December 31, 2011.  This slight decrease is primarily due to the net repayment of $69 million on our credit facility in the first nine fiscal months of 2012 partially offset by the carrying amount of the convertible senior debentures due 2042 issued in the second fiscal quarter of 2012.

Cash flows provided by operating activities were $185.5 million for the nine fiscal months ended September 29, 2012, as compared to cash flows provided by operations of $287.8 million for the nine fiscal months ended October 1, 2011.  This decrease is principally due to $106.4 million less net earnings generated in the first nine fiscal months of 2012 and changes in working capital.

Cash paid for property and equipment for the nine fiscal months ended September 29, 2012 was $86.8 million, as compared to $89.7 million for the nine fiscal months ended October 1, 2011.  We expect capital spending of approximately $150 million to $160 million in 2012.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a table of contractual commitments as of December 31, 2011.  Except as described below, there were no material changes to these commitments during the nine fiscal months ended September 29, 2012.

The following tables represent our long-term debt obligations, expected cash requirements for interest, and purchase commitments under foundry agreements as of September 29, 2012 and December 31, 2011, reflecting the issuance of $150 million principal amount of senior convertible debentures due 2042 (see Note 6 to the consolidated condensed financial statements included in Item 1), net payments of $69 million on our credit facility (see Note 5 to the consolidated condensed financial statements included in Item 1), and an amended agreement with an Asian foundry that increased our minimum purchase agreements under foundry agreements (see Note 9 to our consolidated condensed financial statements included in Item 1) during the nine fiscal months ended September 29, 2012.

Contractual Obligations as of September 29, 2012 (in thousands):

		Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond

Long-term debt (1)	$756,042	$-	$-	$86,000	$670,042
Interest payments on long-term debt (2)	429,360	16,409	34,322	30,143	348,486
Purchase commitments	101,782	26,098	42,456	33,228	-

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.

Contractual Obligations as of December 31, 2011 (in thousands):

		Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	2017 and beyond

Long-term debt (1)	$675,042	$-	$-	$155,000	$520,042
Interest payments on long-term debt (2)	$346,620	15,084	30,169	24,759	276,608
Purchase commitments	$43,455	22,569	13,996	6,890	-

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, describes our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

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

10.1
Third Amendment and Incremental Facility Agreement dated April 3, 2012, among Vishay Intertechnology, Inc., the Incremental Revolving Lenders party hereto, and JPMorgan Chase Bank, N.A. in its capacities as administrative agent and issuing bank.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 3, 2012.

10.2
Vishay Intertechnology Section 162(m) Cash Bonus Plan as amended and restated on February 21, 2012.  Incorporated by reference to Annex A to our Proxy Statement, dated April 5, 2012, for our 2012 Annual Meeting of Stockholders, filed April 5, 2012.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 29, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ Lori Lipcaman
Lori Lipcaman
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and
accounting officer)

Date:           October 30, 2012