Form 10-Q
period 2013-03-30
VISHAY INTERTECHNOLOGY INC
filed 2013-04-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of April 26, 2013, the registrant had 131,471,076 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
March 30, 2013

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$632,780	$697,595
Short-term investments	352,199	294,943
Accounts receivable, net	267,349	247,035
Inventories:
Finished goods	104,536	109,571
Work in process	186,935	177,350
Raw materials	127,912	120,728
Total inventories	419,383	407,649

Deferred income taxes	17,922	24,385
Prepaid expenses and other current assets	113,586	119,656
Total current assets	1,803,219	1,791,263

Property and equipment, at cost:
Land	91,614	92,348
Buildings and improvements	521,181	523,091
Machinery and equipment	2,170,652	2,163,182
Construction in progress	81,351	101,570
Allowance for depreciation	(1,977,503)	(1,965,639)
	887,295	914,552

Goodwill	34,866	34,866

Other intangible assets, net	136,518	133,717

Other assets	135,978	141,879
Total assets	$2,997,876	$3,016,277

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$20	$6
Trade accounts payable	133,748	147,936
Payroll and related expenses	107,417	108,353
Other accrued expenses	144,182	148,660
Income taxes	11,193	7,215
Total current liabilities	396,560	412,170

Long-term debt less current portion	394,509	392,931
Deferred income taxes	126,859	129,379
Other liabilities	113,102	108,600
Accrued pension and other postretirement costs	331,529	344,961
Total liabilities	1,362,559	1,388,041

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,147	13,114
Class B convertible common stock	1,213	1,213
Capital in excess of par value	1,999,268	1,999,901
(Accumulated deficit) retained earnings	(351,747)	(380,678)
Accumulated other comprehensive income (loss)	(31,682)	(10,222)
Total Vishay stockholders' equity	1,630,199	1,623,328
Noncontrolling interests	5,118	4,908
Total equity	1,635,317	1,628,236
Total liabilities and equity	$2,997,876	$3,016,277

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$554,254	$538,547
Costs of products sold	417,520	401,838
Gross profit	136,734	136,709

Selling, general, and administrative expenses	91,129	86,364
Operating income	45,605	50,345

Other income (expense):
Interest expense	(5,486)	(4,717)
Other	115	1,308
	(5,371)	(3,409)

Income before taxes	40,234	46,936

Income tax expense	11,093	12,861

Net earnings	29,141	34,075

Less: net earnings attributable to noncontrolling interests	210	263

Net earnings attributable to Vishay stockholders	$28,931	$33,812

Basic earnings per share attributable to Vishay stockholders	$0.20	$0.22

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.21

Weighted average shares outstanding - basic	143,484	157,199

Weighted average shares outstanding - diluted	150,632	163,944

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net earnings	$29,141	$34,075

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(25,121)	23,228

Pension and other post-retirement actuarial items	3,231	2,304

Unrealized gain (loss) on available-for-sale securities	430	814

Other comprehensive income (loss)	(21,460)	26,346

Comprehensive income	7,681	60,421

Less: comprehensive income attributable to noncontrolling interests	210	263

Comprehensive income attributable to Vishay stockholders	$7,471	$60,158

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Three fiscal months ended
	March 30, 2013	March 31, 2012
Operating activities
Net earnings	$29,141	$34,075
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	41,346	41,993
(Gain) loss on disposal of property and equipment	137	(996)
Accretion of interest on convertible debentures	886	611
Inventory write-offs for obsolescence	4,213	5,220
Other	2,337	1,416
Net change in operating assets and liabilities,
net of effects of businesses acquired	(54,669)	(59,697)
Net cash provided by operating activities	23,391	22,622

Investing activities
Capital expenditures	(20,181)	(16,815)
Proceeds from sale of property and equipment	769	2,789
Purchase of businesses, net of cash acquired	-	(85,642)
Purchase of short-term investments	(242,501)	(4,444)
Maturity of short-term investments	181,631	121,684
Other investing activities	627	443
Net cash (used in) provided by investing activities	(79,655)	18,015

Financing activities
Principal payments on long-term debt and capital leases	(8)	(5)
Net proceeds (payments) on revolving credit lines	1,000	(10,000)
Net changes in short-term borrowings	14	39
Proceeds from stock options exercised	-	174
Excess tax benefit from RSUs vested	436	-
Net cash provided by (used in) financing activities	1,442	(9,792)
Effect of exchange rate changes on cash and cash equivalents	(9,993)	5,848

Net (decrease) increase in cash and cash equivalents	(64,815)	36,693

Cash and cash equivalents at beginning of period	697,595	749,088
Cash and cash equivalents at end of period	$632,780	$785,781

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	28,931	-	28,931	210	29,141
Other comprehensive income	-	-	-	-	(21,460)	(21,460)	-	(21,460)
Restricted stock issuances (327,542 shares)	33	-	(2,117)	-	-	(2,084)	-	(2,084)
Stock compensation expense	-	-	1,048	-	-	1,048	-	1,048
Tax effects of stock plan	-	-	436	-	-	436	-	436
Balance at March 30, 2013	$13,147	$1,213	$1,999,268	$(351,747)	$(31,682)	$1,630,199	$5,118	$1,635,317

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10‑K for the year ended December 31, 2012.  The results of operations for the three fiscal months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2013 end on March 30, 2013, June 29, 2013, September 28, 2013, and December 31, 2013, respectively.  The four fiscal quarters in 2012 ended on March 31, 2012, June 30, 2012, September 29, 2012, and December 31, 2012, respectively.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements.  The ASU is effective for the Company for interim and annual periods beginning after January 1, 2013.  Vishay adopted the ASU on January 1, 2013.  The adoption of the ASU had no effect on the Company's financial position, results of operations, or liquidity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statements presentation.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended March 30, 2013 and March 31, 2012 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

As a result of the retroactive enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, the Company recorded one-time tax benefits of $1,330 in the consolidated condensed statement of operations for the fiscal quarter ended March 30, 2013.

During the three fiscal months ended March 30, 2013, the liabilities for unrecognized tax benefits decreased by $749 on a net basis, principally due to reductions for tax positions of prior years due to settlements and expiration of statutes of limitations.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Long-Term Debt

Long-term debt consists of the following:

	March 30, 2013	December 31, 2012

Credit facility	$90,000	$89,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	100,459	100,166
Convertible senior debentures, due 2041	51,533	51,399
Convertible senior debentures, due 2042	57,475	57,324
	394,509	392,931
Less current portion	-	-
	$394,509	$392,931

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
March 30, 2013
Due 2040	$275,000	(175,016)	475	$100,459	$110,094
Due 2041	$150,000	(98,778)	311	$51,533	$62,246
Due 2042	$150,000	(92,734)	209	$57,475	$57,874
Total	$575,000	$(366,528)	$995	$209,467	$230,214

December 31, 2012
Due 2040	$275,000	(175,456)	622	$100,166	$110,094
Due 2041	$150,000	(99,000)	399	$51,399	$62,246
Due 2042	$150,000	(92,958)	282	$57,324	$57,874
Total	$575,000	$(367,414)	$1,303	$208,889	$230,214

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the three months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
March 30, 2013
Due 2040	$1,547	440	22	(147)	$1,862
Due 2041	$844	222	12	(88)	$990
Due 2042	$844	224	13	(73)	$1,008
Total	$3,235	$886	$47	$(308)	$3,860

March 31, 2012
Due 2040	$1,547	407	22	(104)	$1,872
Due 2041	$844	204	12	(75)	$985
Total	$2,391	$611	$34	$(179)	$2,857

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2013	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	-	(25,121)	711	$(24,410)
Tax effect	-	-	(249)	$(249)
Other comprehensive income before reclassifications, net of tax	-	(25,121)	462	$(24,659)
Amounts reclassified out of AOCI	4,833	-	(50)	$4,783
Tax effect	(1,602)	-	18	$(1,584)
Amounts reclassified out of AOCI, net of tax	3,231	-	(32)	$3,199
Net comprehensive income	$3,231	$(25,121)	$430	$(21,460)
Balance at March 30, 2013	$(175,725)	$142,340	$1,703	$(31,682)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 5 for further information).  $(5) of the gross amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI are the result of sales of available-for-sale securities and are recorded as a component of Other Income on our consolidated condensed statement of operations.  The tax effect of these reclassifications of unrealized gains (losses) on available-for-sale securities was $1, and is recorded as a component of Income Tax Expense on our consolidated condensed statement of operations.  The remaining amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI are the result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan, and are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statement of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2013 and 2012 for the Company's defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	March 30, 2013		March 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$885	$-	$814
Interest cost	3,467	2,042	3,927	2,374
Expected return on plan assets	(4,976)	(529)	(4,716)	(412)
Amortization of prior service cost (credit)	244	(9)	550	-
Amortization of losses	3,958	839	3,111	418
Net periodic benefit cost	$2,693	$3,228	$2,872	$3,194

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2013 and 2012 for the Company's other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	March 30, 2013		March 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$28	$74	$18	$64
Interest cost	78	64	130	73
Amortization of prior service credit	(200)	-	(102)	-
Amortization of transition obligation	-	-	8	-
Amortization of losses (gains)	1	-	(22)	-
Net periodic benefit cost	$(93)	$138	$32	$137

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of stock-based compensation to officers, employees, and non-employee directors of the Company.

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Stock options	$12	$27
Restricted stock units	928	1,135
Phantom stock units	108	93
Total	$1,048	$1,255

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 30, 2013 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$6	0.1
Restricted stock units	10,061	1.8
Phantom stock units	-	0.0
Total	$10,067

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Program (the "2007 Program") permits the grant of up to 3,000,000 shares of restricted stock, unrestricted stock, RSUs, and stock options, to officers, employees, and non-employee directors of the Company.  Such instruments are available for grant until May 22, 2017.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.  These programs are more fully described in Note 12 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.  No additional options may be granted pursuant to these programs.

At December 31, 2012 and March 30, 2013, there were 109,000 options outstanding with a weighted average exercise price of $15.24.  All of the options are vested or expected to vest.  At March 30, 2013, the weighted average remaining contractual life of all outstanding options was 3.99 years.  At March 30, 2013, there were 83,000 options exercisable, with a weighted average exercise price of $14.93 and a weighted average remaining contractual life of 3.89 years.

During the three fiscal months ended March 30, 2013, 4,000 options vested.  At March 30, 2013, there were 26,000 unvested options outstanding, with a weighted average grant-date fair value of $10.57 per option.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2013 of $13.61 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2013 is $28.  This amount changes based on changes in the market value of the Company's common stock.  During the three fiscal months ended March 30, 2013, no options were exercised.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of March 30, 2013 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	1,316	$12.53
Granted	367	12.72
Vested*	(488)	9.85
Cancelled or forfeited	-	-
Outstanding at March 30, 2013	1,195	$13.68

Expected to vest at March 30, 2013	919

________________________________________
* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The Company recognizes compensation cost for RSUs that are expected to vest.  The Company expects all performance-based vesting criteria for the outstanding performance-based RSUs that are scheduled to vest on January 1, 2014 and 2016 will be achieved.  The stock-based compensation expense recognized for 276,000 performance-based RSUs scheduled to vest on January 1, 2015 was reversed in the fourth fiscal quarter of 2012 at the time that it was determined that the performance-based vesting criteria were not expected to be achieved.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2014	233
January 1, 2015	-
January 1, 2016	222

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives.  The plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in the Company's employment agreements with such senior executives.  Each phantom stock unit entitles the recipient to receive a share of common stock at the individual's termination of employment or any other future date specified in the applicable employment agreement.  The phantom stock units are fully vested at all times.

Phantom stock unit activity under the phantom stock plan as of March 30, 2013 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):
	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	97
Granted	10	$10.75
Redeemed for common stock	-
Outstanding at March 30, 2013	107

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Segment Information

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Unallocated Selling, General, and Administrative Expenses	Total
Fiscal quarter ended March 30, 2013:
Product Sales	$100,846	$125,112	$56,226	$163,928	$106,162	$-	$552,274
Royalty Revenues	42	-	-	1,938	-	-	$1,980
Total Revenue	$100,888	$125,112	$56,226	$165,866	$106,162	$-	$554,254

Gross Margin	$12,900	$27,261	$19,774	$52,601	$24,198	$-	$136,734

Operating Income	$2,833	$21,389	$16,209	$44,200	$18,456	$(57,482)	$45,605

Fiscal quarter ended March 31, 2012:
Product Sales	$94,701	$120,134	$50,612	$157,254	$113,926	$-	$536,627
Royalty Revenues	137	-	27	1,756	-	-	$1,920
Total Revenue	$94,838	$120,134	$50,639	$159,010	$113,926	$-	$538,547

Gross Margin	$10,617	$25,054	$17,294	$54,259	$29,485	$-	$136,709

Operating Income	$1,323	$19,359	$14,045	$46,512	$23,917	$(54,811)	$50,345

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Numerator:
Numerator for basic earnings per share:
Net earnings	$28,931	$33,812

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	47	90

Numerator for diluted earnings per share:
Net earnings	$28,978	$33,902

Denominator:
Denominator for basic earnings per share:
Weighted average shares	143,484	157,199

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,663	6,176
Restricted stock units	377	465
Other	108	104
Dilutive potential common shares	7,148	6,745

Denominator for diluted earnings per share:
Adjusted weighted average shares	150,632	163,944

Basic earnings per share attributable to Vishay stockholders	$0.20	$0.22

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.21

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	19,809
Convertible Senior Debentures, due 2041	7,885	7,885
Convertible Senior Debentures, due 2042	-	-
Weighted average employee stock options	105	358
Weighted average warrants	-	8,824
Weighted average other	523	208

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of March 30, 2013, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 30, 2013:
Assets:
Assets held in rabbi trusts	$34,617	$22,406	$12,211	$-
Available for sale securities	$7,237	7,237	-	-
	$41,854	$29,643	$12,211	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(475)	$-	$-	$(475)
Embedded derivative - convertible debentures due 2041	$(311)	-	-	(311)
Embedded derivative - convertible debentures due 2042	$(209)	-	-	(209)
	$(995)	$-	$-	$(995)

December 31, 2012:
Assets:
Assets held in rabbi trusts	$33,751	$21,954	$11,797	$-
Available for sale securities	$7,580	7,580	-	-
	$41,331	$29,534	$11,797	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(622)	$-	$-	$(622)
Embedded derivative - convertible debentures due 2041	$(399)	-	-	(399)
Embedded derivative - convertible debentures due 2042	$(282)	-	-	(282)
	$(1,303)	$-	$-	$(1,303)

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company holds available for sale investments in debt securities that are intended to fund a portion of its pension and other postretirement benefit obligations outside of the United States.  The investments are valued based on quoted market prices on the last business day of the year.  The fair value measurement of the investments is considered a Level 1 measurement within the fair value hierarchy.

The convertible senior debentures, due 2040, due 2041, and due 2042, issued by the Company on November 9, 2010, May 13, 2011, and May 31, 2012, respectively, contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated condensed statements of operations.  The Company uses a derivative valuation model to derive the value of the embedded derivative features.  Key inputs into this valuation model are the Company's current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures' credit spread over London Interbank Offered Rate ("LIBOR"). The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management's judgment and are considered Level 3 inputs.  The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liabilities, at March 30, 2013 and December 31, 2012 is approximately $810,100 and $686,800, respectively, compared to its carrying value, excluding the derivative liabilities, of $393,514, and $391,628, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At March 30, 2013 and December 31, 2012, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At March 30, 2013 and December 31, 2012, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company's financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Subsequent Event

In the second fiscal quarter of 2013, the Company signed a definitive purchase agreement to acquire MCB Industrie S.A. in France, a well-established manufacturer of specialty resistors and sensors.  The transaction is expected to close in the second fiscal quarter of 2013, and is expected to enable Vishay to expand its presence in the European industrial market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vishay Intertechnology, Inc. ("Vishay," "we," "us," or "our") is a global manufacturer and supplier of discrete semiconductors and passive components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, capacitors, and inductors. Discrete semiconductors and passive components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronic products, telecommunications, power supplies, military/aerospace, and medical industries.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The permitted capacity to repurchase shares of stock under our credit facility increases each quarter by an amount equal to 20% of net income.  At March 30, 2013, our total capacity to repurchase shares of stock under our credit facility is $180.3 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on February 20, 2013.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The year 2012 was characterized by a strong first half and a weak second half.  Through the first six fiscal months of 2012, our business was recovering from the reduction in demand and high inventory levels experienced in the last six fiscal months of 2011, but experienced another substantial downturn in demand in the third fiscal quarter of 2012, which continued through the end of 2012.  Improving economic conditions in the first fiscal quarter of 2013 have led to an improvement in nearly all key financial metrics compared to the fourth fiscal quarter of 2012.

Net revenues for the fiscal quarter ended March 30, 2013 were $554.3 million, compared to $538.5 million for the fiscal quarter ended March 31, 2012.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended March 30, 2013 were $28.9 million, or $0.19 per diluted share, compared to $33.8 million, or $0.21 per diluted share for the fiscal quarter ended March 31, 2012.

Net earnings attributable to Vishay stockholders for the fiscal quarter ended March 30, 2013 include one-time tax benefits due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013. The net earnings attributable to Vishay stockholders for the fiscal quarter ended March 31, 2012 do not include any items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

GAAP net earnings attributable to Vishay stockholders	$28,931	$33,812

Reconciling items affecting tax expense:
One-time tax expense (benefit)	$(1,330)	$-

Adjusted net earnings	$27,601	$33,812

Adjusted weighted average diluted shares outstanding	150,632	163,944

Adjusted earnings per diluted share *	$0.18	$0.21

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter ended March 30, 2013 represent the effects of better economic conditions following a period of business environment deterioration in the last six fiscal months of 2012 as well as improved efficiencies and temporary fixed cost savings measures.  Our results for the fiscal quarter ended March 31, 2012 also represented an improving business environment following the downturn and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011 as well as more austere temporary fixed cost savings measures.  Both periods, however, represent challenging business environments, with lower revenues, margins, and profits versus our normal run-rate.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2012 through the first fiscal quarter of 2013 (dollars in thousands):

	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013

Net revenues	$538,547	$588,199	$572,781	$530,570	$554,254

Gross profit margin	25.4%	25.1%	23.3%	20.5%	24.7%

Operating margin (1)	9.3%	12.4%	7.8%	4.1%	8.2%

End-of-period backlog	$607,100	$593,300	$525,900	$506,000	$578,100

Book-to-bill ratio	1.11	1.01	0.87	0.95	1.14

Inventory turnover	3.66	4.01	4.00	3.99	4.04

Change in ASP vs. prior quarter	-1.0%	-1.4%	-0.7%	-1.6%	-0.8%
________________________________
(1) Operating margin for the second fiscal quarter of 2012 includes a $12.2 million gain recognized on the sale of a vacated property in Belgium (see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Our results for the first fiscal quarter of 2013 were impacted by the improving business environment in most of our markets and increased demand from distributors, which led to an increase in revenues compared to the prior fiscal quarter and the prior year period.  Increased orders, particularly from distributors, led to an increase in the book-to-bill ratio and the backlog versus the prior fiscal quarter.  Decreasing pricing pressure for commodity semiconductor products has resulted in the slowing of the decline of average selling prices versus the prior quarter and prior year periods.

The increase in sales volume and temporary fixed cost reductions led to an increase in gross margins in the first fiscal quarter of 2013 versus the previous fiscal quarter.  The lower average selling prices in the first fiscal quarter of 2013 versus the first fiscal quarter of 2012 resulted in a decrease in gross margins compared to the prior year period.

Due to the increase in orders, particularly from the Asia market and distributors, the book-to-bill ratio increased to 1.14 in the first fiscal quarter of 2013 from 0.95 in the fourth fiscal quarter of 2012.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.24 and 1.04, respectively, versus ratios of 1.00 and 0.90, respectively, during the fourth fiscal quarter of 2012.

For the second fiscal quarter of 2013, we anticipate revenues between $570 million and $610 million at similar gross margins and slightly improved operating margins compared to the first fiscal quarter of 2013.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2012 through the first fiscal quarter of 2013 (dollars in thousands):

	1st Quarter 2012	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013
MOSFETs
Net revenues	$94,838	$111,363	$123,325	$104,156	$100,888

Book-to-bill ratio	1.18	1.20	0.70	0.90	1.22

Gross profit margin	11.2%	16.8%	14.1%	9.6%	12.8%

Segment operating margin	1.4%	7.8%	5.8%	0.1%	2.8%

Diodes
Net revenues	$120,134	$136,008	$124,108	$116,494	$125,112

Book-to-bill ratio	1.01	0.95	0.88	1.01	1.28

Gross profit margin	20.9%	21.1%	20.3%	17.3%	21.8%

Segment operating margin	16.1%	16.7%	15.7%	12.2%	17.1%

Optoelectronic Components
Net revenues	$50,639	$58,083	$50,205	$50,267	$56,226

Book-to-bill ratio	1.12	0.91	0.95	1.03	1.08

Gross profit margin	34.2%	32.0%	31.0%	32.8%	35.2%

Segment operating margin	27.7%	26.2%	24.7%	25.8%	28.8%

Resistors & Inductors
Net revenues	$159,010	$166,398	$163,712	$153,200	$165,866

Book-to-bill ratio	1.13	0.99	0.94	0.94	1.07

Gross profit margin	34.1%	33.1%	31.3%	28.4%	31.7%

Segment operating margin	29.3%	28.1%	26.6%	23.1%	26.6%

Capacitors
Net revenues	$113,926	$116,347	$111,431	$106,453	$106,162

Book-to-bill ratio	1.12	0.97	0.87	0.93	1.06

Gross profit margin	25.9%	22.8%	21.7%	17.5%	22.8%

Segment operating margin	21.0%	18.0%	17.1%	12.2%	17.4%

_____________

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

In the second fiscal quarter of 2013, we signed a definitive purchase agreement to acquire MCB Industrie S.A. in France, a well-established manufacturer of specialty resistors and sensors.  The transaction is expected to close in the second fiscal quarter of 2013, and is expected to enable Vishay to expand our presence in the European industrial market.

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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Israel, India, Malaysia, Mexico, the People's Republic of China, and the Philippines. Between 2001 and 2009, we recorded, in the consolidated condensed statements of operations, restructuring and severance costs totaling $320 million and related asset write-downs totaling $89 million in order to reduce our cost structure going forward. We also incurred significant costs to restructure and integrate acquired businesses, which was included in the cost of the acquisitions under then-applicable GAAP. We believe that our workforce is now appropriately located to serve our customers, while maintaining lower manufacturing costs.

We did not initiate any new restructuring projects in 2012 or the first fiscal quarter of 2013 and thus did not record any restructuring and severance expenses during such periods.

Because we believe that our manufacturing footprint is suitable to serve our customers and end markets, we do not anticipate any material restructuring expenses in 2013. We currently plan to keep our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries. However, the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

GAAP requires that we identify the "functional currency" of each of our subsidiaries and measure all elements of the financial statements in that functional currency.  A subsidiary's functional currency is the currency of the primary economic environment in which it operates.  In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency.  However, a foreign subsidiary that is a direct and integral component or extension of the parent company's operations generally would have the parent company's currency as its functional currency.  We have both situations among our subsidiaries.

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency.  For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated condensed balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity.

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally has been weaker during the first fiscal quarter of 2013 compared to the prior year period and the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior year period and the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the first fiscal quarter of 2013 have been slightly unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations
Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Cost of products sold	75.3%	74.6%
Gross profit	24.7%	25.4%
Selling, general & administrative expenses	16.4%	16.0%
Operating income	8.2%	9.3%
Income before taxes and noncontrolling interest	7.3%	8.7%
Net earnings attributable to Vishay stockholders	5.2%	6.3%
________
Effective tax rate	27.6%	27.4%

Net Revenues

Net revenues were as follows (dollars in thousands):
	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$554,254	$538,547
Change versus comparable prior year period	$15,707
Percentage change versus comparable prior year period	2.9%

Changes in net revenues were attributable to the following:
vs. Prior Year Quarter
Change attributable to:
Increase in volume	6.2%
Decrease in average selling prices	-3.1%
Foreign currency effects	0.2%
Other	-0.4%
Net change	2.9%

Our revenue results for the fiscal quarter ended March 30, 2013 were positively affected by improving business conditions and increased demand for our products, particularly from distributors, that we began to experience in the quarter.  Our revenue results for the fiscal quarters ended March 30, 2013 and March 31, 2012 were both negatively affected by low demand for our products in the last six fiscal months of the previous years, which significantly reduced our backlog.  Revenues for both periods are significantly below our normal run rate.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $17.9 million and $18.0 million for the three fiscal months ended March 30, 2013 and March 31, 2012, respectively, or 3.1% and 3.2% of gross revenues, respectively.  Actual credits issued under the programs were $21.7 million during both the three fiscal months ended March 30, 2013 and March 31, 2012.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.0 million and $1.9 million for the three fiscal months ended March 30, 2013 and March 31, 2012, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended March 30, 2013 were 24.7% versus 25.4%, for the comparable prior year period.  The decrease in gross profit margin for the fiscal quarter ended March 30, 2013 versus the fiscal quarter ended March 31, 2012 is primarily due to lower average selling prices, partially offset by increased sales volume.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$100,888	$94,838
Change versus comparable prior year period	$6,050
Percentage change versus comparable prior year period	6.4%

Changes in MOSFETs segment net revenues were attributable to the following:
vs. Prior Year Quarter
Change attributable to:
Increase in volume	14.4%
Decrease in average selling prices	-6.4%
Foreign currency effects	0.2%
Other	-1.8%
Net change	6.4%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Gross profit margin	12.8%	11.2%

The MOSFETs segment is being positively affected by the increased demand from distributors in Asia.  The increase in gross profit margin versus the fiscal quarter ended March 31, 2012 is primarily due to the increase in sales volume and the non-recurring manufacturing issue associated with purchased materials that negatively affected the fiscal quarter ended March 31, 2012 results, partially offset by decreased average selling prices.

We have experienced a typical decline in average selling prices versus the prior year period and only a slight price decline versus the prior fiscal quarter.

Customer qualification of next generation high voltage MOSFETs is currently on-going.  These new and innovative products have received a good reception by the market thus far.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$125,112	$120,134
Change versus comparable prior year period	$4,978
Percentage change versus comparable prior year period	4.1%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	8.7%
Decrease in average selling prices	-3.8%
Foreign currency effects	-0.1%
Other	-0.7%
Net change	4.1%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Gross profit margin	21.8%	20.9%

The Diodes segment is being positively affected by the increased demand from distributors in Asia.  We are in the process of increasing manufacturing capacities.  The increase in gross profit margin versus the fiscal quarter ended March 31, 2012 is primarily due to the increase in sales volume and manufacturing efficiencies, partially offset by decreased average selling prices.

Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline versus the prior year period and prior fiscal quarter.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$56,226	$50,639
Change versus comparable prior year period	$5,587
Percentage change versus comparable prior year period	11.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	14.2%
Decrease in average selling prices	-2.8%
Foreign currency effects	0.4%
Other	-0.8%
Net change	11.0%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Gross profit margin	35.2%	34.2%

The Optoelectronic Components segment was relatively stable through the second half of 2012 and is now beginning to grow.  The increase in gross profit margin versus the fiscal quarter ended March 31, 2012 is primarily due to the increase in sales volume.

Average selling prices increased slightly versus the prior fiscal quarter, but the typical pricing pressure for our established Optoelectronic Components products continues and resulted in a decrease in the average selling prices versus the prior year period.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$165,866	$159,010
Change versus comparable prior year period	$6,856
Percentage change versus comparable prior year period	4.3%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	6.1%
Decrease in average selling prices	-1.5%
Foreign currency effects	0.2%
Other	-0.5%
Net change	4.3%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Gross profit margin	31.7%	34.1%

The Resistors & Inductors segment began to recover from the slowing of demand in Europe that negatively affected its results in the second half of 2012.  The segment gross profit margin remains high, but decreased slightly versus the fiscal quarter ended March 31, 2012 due in part to decreases in average selling prices.  The segment gross profit margin increased versus the prior fiscal quarter due to increased sales volume and manufacturing efficiencies.

Following the successful acquisitions of HiRel Systems and Huntington Electric in the previous two years, which have positively impacted our results, we continue our efforts to further enhance our Resistor & Inductors segment; particularly our focus to penetrate medical end-use markets.  In the second fiscal quarter of 2013, we signed a definitive purchase agreement to acquire MCB Industrie S.A. in France, a well-established manufacturer of specialty resistors and sensors.  The transaction is expected to close in the second fiscal quarter of 2013, and is expected to enable Vishay to expand our presence in the European industrial market.

Average selling prices declined slightly versus the prior year period and prior fiscal quarter.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Net revenues	$106,162	$113,926
Change versus comparable prior year period	$(7,764)
Percentage change versus comparable prior year period	-6.8%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-5.6%
Decrease in average selling prices	-1.7%
Foreign currency effects	0.3%
Other	0.2%
Net change	-6.8%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Gross profit margin	22.8%	25.9%

The Capacitors segment continues to be negatively affected by the economic slow-down in Europe and a reduction in demand for renewable energies, but an improving book-to-bill and normal backlog level are signs of a possible low point in sales in the first fiscal quarter of 2013. The decrease in gross profit margin versus the fiscal quarter ended March 31, 2012 is primarily due to decreased sales volume and average selling prices.

Average selling prices have decreased slightly versus the prior year period and prior fiscal quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Total SG&A expenses	$91,129	$86,364
as a percentage of revenues	16.4%	16.0%

The overall increase in SG&A expenses is primarily attributable to less austere temporary cost reduction programs implemented in the first fiscal quarter of 2013 versus the first fiscal quarter of 2012 due to differences in economic environment.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012

Amortization of intangible assets	$3,710	$3,599
Net loss (gain) on sales of assets	137	(996)

Other Income (Expense)

Interest expense for the fiscal quarter ended March 30, 2013 increased by $0.8 million versus the comparable prior year period.  The increase is primarily due to interest on the convertible senior debentures due 2042 that were issued on May 31, 2012.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	March 30, 2013	March 31, 2012	Change

Foreign exchange gain (loss)	$1,200	$(1,290)	$2,490
Interest income	1,234	2,543	(1,309)
Other	(2,319)	55	(2,374)
	$115	$1,308	$(1,193)

Income Taxes

For the fiscal quarter ended March 30, 2013, our effective tax rate was 27.6%, as compared to 27.4%, for the fiscal quarter ended March 31, 2012. The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the fiscal quarter ended March 30, 2013 includes one-time tax benefits due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, of approximately $1.3 million.

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

During the three fiscal months ended March 30, 2013, the liabilities for unrecognized tax benefits decreased by $0.7 million on a net basis, principally due to reductions for tax positions of prior years due to settlements and expiration of statutes of limitations.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended March 30, 2013.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2013 in line with our history despite the volatile economic environment.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure.  We have completed three issuances of low-coupon convertible debentures since the fourth fiscal quarter of 2010, each of which mature thirty years from the date of issuance.  We utilized the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock, representing approximately 24% of our outstanding stock prior to implementing these initiatives.

We also entered into a new, larger, revolving credit facility in December 2010, which has been favorably amended at minimal cost.  The total revolving commitment of our credit facility is $528 million and we have the ability to request up to an additional $22 million of incremental commitments, subject to the satisfaction of certain conditions.  At March 30, 2013 and December 31, 2012, $90 million and $89 million, respectively, was outstanding under the credit facility.  The credit facility provides a revolving commitment through December 1, 2015.

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

We were in compliance with all covenants under the credit facility at March 30, 2013.  Our interest expense coverage ratio and leverage ratio were 9.75 to 1 and 1.93 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock under the credit facility increases each quarter by an amount equal to 20% of net income.  At March 30, 2013, our credit facility allows us to repurchase up to $180.3 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $89 million at December 31, 2012.  We borrowed $16 million and repaid $15 million on our credit facility during the three fiscal months ended March 30, 2013.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $95 million and the highest amount outstanding on our credit facility at a month end was $100 million during the three fiscal months ended March 30, 2013.

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

Substantially all of our March 30, 2013 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We invest a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated condensed balance sheets.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt).

The interest rates on our short-term investments average 0.5% and are approximately 20 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at March 30, 2013 and December 31, 2012 (in thousands):

	March 30, 2013	December 31, 2012

Credit facility	$90,000	$89,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	100,459	100,166
Convertible senior debentures, due 2041*	51,533	51,399
Convertible senior debentures, due 2042*	57,475	57,324
Total debt	394,509	392,931

Cash and cash equivalents	632,780	697,595
Short-term investments	352,199	294,943

Net cash and short-term investments (debt)	$590,470	$599,607

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

Our financial condition as of March 30, 2013 continued to be strong, with a current ratio (current assets to current liabilities) of 4.5 to 1, as compared to 4.3 to 1 as of December 31, 2012.  The increase in the ratio is primarily due to a reduction in accounts payable and increase in inventory and accounts receivable, partially offset by a reduction in deferred income taxes and prepaid expenses in the first three fiscal months of 2013.  Our ratio of total debt to Vishay stockholders' equity was 0.24 to 1 at March 30, 2013, unchanged from our total debt to Vishay stockholders' equity at December 31, 2012.  The stability in the ratio is primarily due to the slight increase in Vishay stockholders' equity offsetting the slight increase in debt caused by net borrowings on the credit facility and the accretion of the discounts on the convertible senior debentures in the first three fiscal months of 2013.

Cash flows provided by operating activities were $23.4 million for the three fiscal months ended March 30, 2013, as compared to cash flows provided by operations of $22.6 million for the three fiscal months ended March 31, 2012.  This slight increase is principally due to changes in working capital.

Cash paid for property and equipment for the three fiscal months ended March 30, 2013 was $20.2 million, as compared to $16.8 million for the three fiscal months ended March 31, 2012.  We expect capital spending of approximately $165 million in 2013.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 20, 2013, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believe," "estimate," "will be," "will," "would," "expect," "anticipate," "plan," "project," "intend," "could," "should," or other similar words or expressions often identify forward-looking statements.

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

Our 2012 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks since December 31, 2012.  For a discussion of our exposure to market risks, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, there have been no material developments to the legal proceedings previously disclosed under Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, which describes our legal proceedings.

Proctor Litigation

On April 2, 2013 the plaintiffs filed a petition for review with the California Supreme Court requesting that the California Supreme Court review the decision of the Court of Appeal of the State of California.  Vishay has opposed the request.  The California Supreme Court has discretion to hear the case.

Item 1A.	Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, contains risk factors identified by Vishay.  There have been no material changes to the risk factors we previously disclosed.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            April 30, 2013