Form 10-Q
period 2013-06-29
VISHAY INTERTECHNOLOGY INC
filed 2013-07-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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
☐ Yes  ☒ No

As of July 26, 2013, the registrant had 131,478,641 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 29, 2013

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 29, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$561,199	$697,595
Short-term investments	466,501	294,943
Accounts receivable, net	294,253	247,035
Inventories:
Finished goods	115,003	109,571
Work in process	194,416	177,350
Raw materials	135,687	120,728
Total inventories	445,106	407,649

Deferred income taxes	17,971	24,385
Prepaid expenses and other current assets	101,871	119,656
Total current assets	1,886,901	1,791,263

Property and equipment, at cost:
Land	93,270	92,348
Buildings and improvements	534,926	523,091
Machinery and equipment	2,208,642	2,163,182
Construction in progress	66,643	101,570
Allowance for depreciation	(2,014,612)	(1,965,639)
	888,869	914,552

Goodwill	43,383	34,866

Other intangible assets, net	138,104	133,717

Other assets	132,649	141,879
Total assets	$3,089,906	$3,016,277

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 29, 2013	December 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$839	$6
Trade accounts payable	155,733	147,936
Payroll and related expenses	121,797	108,353
Other accrued expenses	149,051	148,660
Income taxes	7,114	7,215
Total current liabilities	434,534	412,170

Long-term debt less current portion	405,392	392,931
Deferred income taxes	137,264	129,379
Other liabilities	106,442	108,600
Accrued pension and other postretirement costs	329,411	344,961
Total liabilities	1,413,043	1,388,041

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,148	13,114
Class B convertible common stock	1,213	1,213
Capital in excess of par value	1,996,581	1,999,901
(Accumulated deficit) retained earnings	(320,438)	(380,678)
Accumulated other comprehensive income (loss)	(18,935)	(10,222)
Total Vishay stockholders' equity	1,671,569	1,623,328
Noncontrolling interests	5,294	4,908
Total equity	1,676,863	1,628,236
Total liabilities and equity	$3,089,906	$3,016,277

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 29, 2013	June 30, 2012

Net revenues	$597,665	$588,199
Costs of products sold	454,808	440,580
Gross profit	142,857	147,619

Selling, general, and administrative expenses	92,745	86,889
Executive compensation charge (credit)	(1,778)	-
Gain on sale of property	-	(12,153)
Operating income	51,890	72,883

Other income (expense):
Interest expense	(5,824)	(5,539)
Other	784	(2,094)
	(5,040)	(7,633)

Income before taxes	46,850	65,250

Income tax expense	15,365	19,420

Net earnings	31,485	45,830

Less: net earnings attributable to noncontrolling interests	176	159

Net earnings attributable to Vishay stockholders	$31,309	$45,671

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.30

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.29

Weighted average shares outstanding - basic	143,603	152,462

Weighted average shares outstanding - diluted	151,880	159,249

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 29, 2013	June 30, 2012

Net earnings	$31,485	$45,830

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	10,450	(50,445)

Pension and other post-retirement actuarial items	2,941	3,251

Unrealized gain (loss) on available-for-sale securities	(644)	(157)

Other comprehensive income (loss)	12,747	(47,351)

Comprehensive income (loss)	44,232	(1,521)

Less: comprehensive income attributable to noncontrolling interests	176	159

Comprehensive income (loss) attributable to Vishay stockholders	$44,056	$(1,680)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29, 2013	June 30, 2012

Net revenues	$1,151,919	$1,126,746
Costs of products sold	872,328	842,418
Gross profit	279,591	284,328

Selling, general, and administrative expenses	183,874	173,253
Executive compensation charge (credit)	(1,778)	-
Gain on sale of property	-	(12,153)
Operating income	97,495	123,228

Other income (expense):
Interest expense	(11,310)	(10,256)
Other	899	(786)
	(10,411)	(11,042)

Income before taxes	87,084	112,186

Income taxes	26,458	32,281

Net earnings	60,626	79,905

Less: net earnings attributable to noncontrolling interests	386	422

Net earnings attributable to Vishay stockholders	$60,240	$79,483

Basic earnings per share attributable to Vishay stockholders	$0.42	$0.51

Diluted earnings per share attributable to Vishay stockholders	$0.40	$0.49

Weighted average shares outstanding - basic	143,544	154,831

Weighted average shares outstanding - diluted	151,256	161,596

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2013	June 30, 2012

Net earnings	$60,626	$79,905

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(14,671)	(27,217)

Pension and other post-retirement actuarial items	6,172	5,555

Unrealized gain (loss) on available-for-sale securities	(214)	657

Other comprehensive income (loss)	(8,713)	(21,005)

Comprehensive income	51,913	58,900

Less: comprehensive income attributable to noncontrolling interests	386	422

Comprehensive income attributable to Vishay stockholders	$51,527	$58,478

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Six fiscal months ended
	June 29, 2013	June 30, 2012
Operating activities
Net earnings	$60,626	$79,905
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	83,456	83,838
(Gain) loss on disposal of property and equipment	86	(13,070)
Accretion of interest on convertible debentures	1,787	1,308
Inventory write-offs for obsolescence	9,479	10,050
Other	(3,929)	8,110
Net change in operating assets and liabilities,
net of effects of businesses acquired	(57,437)	(75,737)
Net cash provided by operating activities	94,068	94,404

Investing activities
Capital expenditures	(47,173)	(47,298)
Proceeds from sale of property and equipment	3,252	6,355
Purchase of businesses, net of cash acquired	(23,034)	(85,493)
Purchase of short-term investments	(361,940)	(201,143)
Maturity of short-term investments	190,602	207,077
Other investing activities	934	(640)
Net cash used in investing activities	(237,359)	(121,142)

Financing activities
Proceeds from long-term borrowings	-	150,000
Issuance costs	-	(4,827)
Common stock repurchase	-	(150,000)
Principal payments on long-term debt and capital leases	(14)	(16)
Net proceeds (payments) on revolving credit lines	11,000	5,000
Net changes in short-term borrowings	698	(2)
Proceeds from stock options exercised	-	174
Excess tax benefit from RSUs vested	456	-
Net cash provided by financing activities	12,140	329
Effect of exchange rate changes on cash and cash equivalents	(5,245)	(13,907)

Net decrease in cash and cash equivalents	(136,396)	(40,316)

Cash and cash equivalents at beginning of period	697,595	749,088
Cash and cash equivalents at end of period	$561,199	$708,772

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	60,240	-	60,240	386	60,626
Other comprehensive income	-	-	-	-	(8,713)	(8,713)	-	(8,713)
Restricted stock issuances (335,107 shares)	34	-	(2,184)	-	-	(2,150)	-	(2,150)
Stock compensation expense	-	-	(1,592)	-	-	(1,592)	-	(1,592)
Tax effects of stock plan	-	-	456	-	-	456	-	456
Balance at June 29, 2013	$13,148	$1,213	$1,996,581	$(320,438)	$(18,935)	$1,671,569	$5,294	$1,676,863

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10‑K for the year ended December 31, 2012.  The results of operations for the fiscal quarter and six fiscal months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

MCB Industrie S.A.

On June 13, 2013, Vishay acquired MCB Industrie S.A. ("MCB Industrie") in France, a well-established manufacturer of specialty resistors and sensors, for $23,034, net of cash acquired.  The products and technology portfolio acquired is expected to enable Vishay to expand its presence in the European industrial market.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from June 13, 2013.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended June 29, 2013.  Based on an estimate of their fair values, the Company allocated $6,196 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $8,702 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets, environmental assessments, and completion of other customary post-closing review activities.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

The remaining fluctuation in the goodwill account balance is due to foreign currency translation.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Restructuring and Related Activities

Gain on Sale of Vacated Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200. Vishay recognized a gain on the sale of the property of $12,153 within its statements of operations and proceeds from the sale of property and equipment of $3,406 within its statement of cash flows in the second fiscal quarter of 2012. The remaining proceeds are reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 29, 2013 and June 30, 2012 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

As a result of the retroactive enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, the Company recorded one-time tax benefits of $1,330 in the consolidated condensed statement of operations during the six fiscal months ended June 29, 2013.

During the six fiscal months ended June 29, 2013, the liabilities for unrecognized tax benefits decreased by $7,947 on a net basis, principally due to payments and the expiration of statute of limitations offset by increases for tax positions taken in prior periods and interest.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 29, 2013	December 31, 2012

Credit facility	$100,000	$89,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040	100,891	100,166
Convertible senior debentures, due 2041	51,760	51,399
Convertible senior debentures, due 2042	57,699	57,324
	405,392	392,931
Less current portion	-	-
	$405,392	$392,931

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
June 29, 2013
Due 2040	$275,000	(174,568)	459	$100,891	$110,094
Due 2041	$150,000	(98,552)	312	$51,760	$62,246
Due 2042	$150,000	(92,507)	206	$57,699	$57,874
Total	$575,000	$(365,627)	$977	$210,350	$230,214

December 31, 2012
Due 2040	$275,000	(175,456)	622	$100,166	$110,094
Due 2041	$150,000	(99,000)	399	$51,399	$62,246
Due 2042	$150,000	(92,958)	282	$57,324	$57,874
Total	$575,000	$(367,414)	$1,303	$208,889	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 29, 2013
Due 2040	$1,547	448	22	(16)	$2,001
Due 2041	$844	226	12	1	$1,083
Due 2042	$844	227	14	(3)	$1,082
Total	$3,235	$901	$48	$(18)	$4,166

June 30, 2012
Due 2040	$1,547	414	22	71	$2,054
Due 2041	$844	209	12	109	$1,174
Due 2042	$291	74	5	42	$412
Total	$2,682	$697	$39	$222	$3,640

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 29, 2013
Due 2040	$3,094	888	44	(163)	$3,863
Due 2041	$1,688	448	24	(87)	$2,073
Due 2042	$1,688	451	27	(76)	$2,090
Total	$6,470	$1,787	$95	$(326)	$8,026

June 30, 2012
Due 2040	$3,094	821	44	(33)	$3,926
Due 2041	$1,688	413	24	34	$2,159
Due 2042	$291	74	5	42	$412
Total	$5,073	$1,308	$73	$43	$6,497

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2013	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	-	(14,671)	335	$(14,336)
Tax effect	-	-	(117)	$(117)
Other comprehensive income before reclassifications, net of tax	-	(14,671)	218	$(14,453)
Amounts reclassified out of AOCI	9,207	-	(687)	$8,520
Tax effect	(3,035)	-	255	$(2,780)
Amounts reclassified out of AOCI, net of tax	6,172	-	(432)	$5,740
Net comprehensive income	$6,172	$(14,671)	$(214)	$(8,713)
Balance at June 29, 2013	$(172,784)	$152,790	$1,059	$(18,935)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 7 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $676 and $731, respectively, for the fiscal quarter and six fiscal months ended June 29, 2013.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations. The gross amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $(39) and $(44), respectively, for the fiscal quarter and six fiscal months ended June 29, 2013.  These reclassifications are recorded as a component of Other Income on our consolidated condensed statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2013 and 2012 for the Company's defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	June 29, 2013		June 30, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$872	$-	$811
Interest cost	3,474	2,012	3,923	2,344
Expected return on plan assets	(4,586)	(520)	(4,770)	(414)
Amortization of prior service cost (credit)	245	(8)	550	-
Amortization of losses	3,507	828	3,174	416
Net periodic benefit cost	$2,640	$3,184	$2,877	$3,157

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2013 and June 30, 2012 for the Company's defined benefit pension plans:

	Six fiscal months ended		Six fiscal months ended
	June 29, 2013		June 30, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,757	$-	$1,625
Interest cost	6,941	4,054	7,850	4,718
Expected return on plan assets	(9,562)	(1,049)	(9,486)	(826)
Amortization of prior service cost (credit)	489	(17)	1,100	-
Amortization of losses	7,465	1,667	6,285	834
Net periodic benefit cost	$5,333	$6,412	$5,749	$6,351

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2013 and 2012 for the Company's other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	June 29, 2013		June 30, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$27	$74	$18	$63
Interest cost	79	63	131	71
Amortization of prior service (credit)	(199)	-	(102)	-
Amortization of transition obligation	-	-	8	-
Amortization of losses (gains)	1	-	(26)	-
Net periodic benefit cost	$(92)	$137	$29	$134

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2013 and June 30, 2012 for the Company's other postretirement benefit plans:

	Six fiscal months ended		Six fiscal months ended
	June 29, 2013		June 30, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$55	$148	$36	$127
Interest cost	157	127	261	144
Amortization of prior service (credit)	(399)	-	(204)	-
Amortization of transition obligation	-	-	16	-
Amortization of losses (gains)	2	-	(48)	-
Net periodic benefit cost	$(185)	$275	$61	$271

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Stock options	$6	$20	$18	$47
Restricted stock units	(2,646)	1,133	(1,718)	2,268
Phantom stock units	-	-	108	93
Total	$(2,640)	$1,153	$(1,592)	$2,408

Stock-based compensation for the fiscal quarter and six fiscal months ended June 29, 2013, as presented in the table above, includes the reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 at the time it was determined that achievement of the performance-based vesting criteria was no longer probable.  $1,778 of these reversed costs had been originally reported as a separate line item upon cessation of employment of certain former executives in 2011, and accordingly, this adjustment is also reported as a separate line item in the consolidated condensed statements of operations.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 29, 2013 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	12,814	1.6
Phantom stock units	-	0.0
Total	$12,814

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

At December 31, 2012 and June 29, 2013, there were 109,000 options outstanding with a weighted average exercise price of $15.24.  At June 29, 2013, the weighted average remaining contractual life of all outstanding options was 3.74 years.

During the six fiscal months ended June 29, 2013, 30,000 options vested.  At June 29, 2013, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2013 of $13.89 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2013 is $37.  This amount changes based on changes in the market value of the Company's common stock.  During the six fiscal months ended June 29, 2013, no options were exercised.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of June 29, 2013 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	1,316	$12.53
Granted	374	12.76
Vested*	(500)	9.82
Cancelled or forfeited	-	-
Outstanding at June 29, 2013	1,190	$13.74

Expected to vest at June 29, 2013	681

________________________________________
* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The Company recognizes compensation cost for RSUs that are expected to vest.  The Company expects all performance-based vesting criteria for the outstanding performance-based RSUs that are scheduled to vest on January 1, 2016 will be achieved.  The stock-based compensation expense recognized for 233,000 performance-based RSUs scheduled to vest on January 1, 2014 was reversed in the second fiscal quarter of 2013 at the time that it was determined that achievement of the performance-based vesting criteria was no longer probable.  The stock-based compensation expense recognized for 276,000 performance-based RSUs scheduled to vest on January 1, 2015 was reversed in the fourth fiscal quarter of 2012 at the time that it was determined that achievement of the performance-based vesting criteria was no longer probable.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
January 1, 2014	-
January 1, 2015	-
January 1, 2016	222

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

Phantom stock unit activity under the phantom stock plan as of June 29, 2013 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	97
Granted	10	$10.75
Redeemed for common stock	-
Outstanding at June 29, 2013	107

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended June 29, 2013:
Product Sales	$115,484	$140,623	$58,397	$169,817	$111,749	$596,070
Royalty Revenues	79	-	-	1,516	-	$1,595
Total Revenue	$115,563	$140,623	$58,397	$171,333	$111,749	$597,665

Gross Margin	$16,466	$31,427	$19,151	$54,345	$21,468	$142,857

Fiscal quarter ended June 30, 2012:
Product Sales	$111,326	$136,008	$58,083	$164,903	$116,347	$586,667
Royalty Revenues	37	-	-	1,495	-	$1,532
Total Revenue	$111,363	$136,008	$58,083	$166,398	$116,347	$588,199

Gross Margin	$18,709	$28,676	$18,605	$55,073	$26,556	$147,619

Six fiscal months ended June 29, 2013:
Product Sales	$216,330	$265,735	$114,623	$333,745	$217,911	$1,148,344
Royalty Revenues	121	-	-	3,454	-	$3,575
Total Revenue	$216,451	$265,735	$114,623	$337,199	$217,911	$1,151,919

Gross Margin	$29,366	$58,688	$38,925	$106,946	$45,666	$279,591

Six fiscal months ended June 30, 2012:
Product Sales	$206,027	$256,142	$108,695	$322,157	$230,273	$1,123,294
Royalty Revenues	174	-	27	3,251	-	$3,452
Total Revenue	$206,201	$256,142	$108,722	$325,408	$230,273	$1,126,746

Gross Margin	$29,326	$53,730	$35,899	$109,332	$56,041	$284,328

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Operating margin reconciliation:
MOSFETs	$5,682	$8,676	$8,515	$9,999
Diodes	25,339	22,682	46,728	42,041
Optoelectronic Components	15,558	15,192	31,767	29,237
Resistors & Inductors	45,540	46,688	89,740	93,200
Capacitors	15,585	20,951	34,041	44,868
Executive Compensation Credit (Charge)	1,778	-	1,778	-
Gain on Sale of Property	-	12,153	-	12,153
Unallocated Selling, General, and Administrative Expenses	(57,592)	(53,459)	(115,074)	(108,270)
Consolidated Operating Income	$51,890	$72,883	$97,495	$123,228

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Numerator:
Numerator for basic earnings per share:
Net earnings	$31,309	$45,671	$60,240	$79,483

Adjustment to the numerator for continuing
operations and net earnings:
Interest savings assuming conversion of dilutive convertible
and exchangeable notes, net of tax	44	72	91	162

Numerator for diluted earnings per share:
Net earnings	$31,353	$45,743	$60,331	$79,645

Denominator:
Denominator for basic earnings per share:
Weighted average shares	143,603	152,462	143,544	154,831

Effect of dilutive securities:
Convertible and exchangeable debt instruments	7,913	6,176	7,288	6,176
Restricted stock units	249	513	313	489
Other	115	98	111	100
Dilutive potential common shares	8,277	6,787	7,712	6,765

Denominator for diluted earnings per share:
Adjusted weighted average shares	151,880	159,249	151,256	161,596

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.30	$0.42	$0.51

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.29	$0.40	$0.49

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	19,809	19,809	19,809
Convertible Senior Debentures, due 2041	7,885	7,885	7,885	7,885
Convertible Senior Debentures, due 2042	-	4,328	-	2,164
Weighted average employee stock options	77	296	91	244
Weighted average warrants	-	8,824	-	8,824
Weighted average other	302	194	412	201

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of June 29, 2013, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.88, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $19.02, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.81, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 29, 2013:
Assets:
Assets held in rabbi trusts	$34,862	$22,739	$12,123	$-
Available for sale securities	$6,826	6,826	-	-
	$41,688	$29,565	$12,123	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(459)	$-	$-	$(459)
Embedded derivative - convertible debentures due 2041	$(312)	-	-	(312)
Embedded derivative - convertible debentures due 2042	$(206)	-	-	(206)
	$(977)	$-	$-	$(977)

December 31, 2012:
Assets:
Assets held in rabbi trusts	$33,751	$21,954	$11,797	$-
Available for sale securities	$7,580	7,580	-	-
	$41,331	$29,534	$11,797	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(622)	$-	$-	$(622)
Embedded derivative - convertible debentures due 2041	$(399)	-	-	(399)
Embedded derivative - convertible debentures due 2042	$(282)	-	-	(282)
	$(1,303)	$-	$-	$(1,303)

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

The fair value of the long-term debt, excluding the derivative liabilities, at June 29, 2013 and December 31, 2012 is approximately $830,800 and $686,800, respectively, compared to its carrying value, excluding the derivative liabilities, of $404,415, and $391,628, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At June 29, 2013 and December 31, 2012, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 29, 2013 and December 31, 2012, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The permitted capacity to repurchase shares of stock under our credit facility increases each quarter by an amount equal to 20% of net income.  At June 29, 2013, our total capacity to repurchase shares of stock under our credit facility is $186.6 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The year 2012 was characterized by a strong first half and a weak second half.  Through the first six fiscal months of 2012, our business was recovering from the reduction in demand and high inventory levels experienced in the last six fiscal months of 2011, but experienced another substantial downturn in demand in the third fiscal quarter of 2012, which continued through the end of 2012.  Improving economic conditions, which began in the first fiscal quarter of 2013 and continued in the second fiscal quarter of 2013, supported an improvement in nearly all key financial metrics compared to the second half of 2012.

Net revenues for the fiscal quarter ended June 29, 2013 were $597.7 million, compared to $588.2 million for the fiscal quarter ended June 30, 2012.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 29, 2013 were $31.3 million, or $0.21 per diluted share, compared to $45.7 million, or $0.29 per diluted share for the fiscal quarter ended June 30, 2012.

Net revenues for the six fiscal months ended June 29, 2013 were $1,151.9 million, compared to $1,126.7 million for the six fiscal months ended June 30, 2012.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 29, 2013 were $60.2 million, or $0.40 per diluted share, compared to $79.5 million, or $0.49 per diluted share for the six fiscal months ended June 30, 2012.

Net earnings attributable to Vishay stockholders for the fiscal quarters and six fiscal months ended June 29, 2013 and June 30, 2012 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

GAAP net earnings attributable to Vishay stockholders	$31,309	$45,671	$60,240	$79,483

Reconciling items affecting operating margin:
Executive compensation charge (credit)	$(1,778)	$-	$(1,778)	$-
Gain on sale of property	-	(12,153)	-	(12,153)

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$633	$4,131	$(697)	$4,131

Adjusted net earnings	$30,164	$37,649	$57,765	$71,461

Adjusted weighted average diluted shares outstanding	151,880	159,249	151,256	161,596

Adjusted earnings per diluted share *	$0.20	$0.24	$0.38	$0.44

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and six fiscal months ended June 29, 2013 represent the effects of better economic conditions following a period of business environment deterioration in the last six fiscal months of 2012 as well as temporary fixed cost savings measures.  These effects were partially offset by temporary issues in the second fiscal quarter of 2013 that included start-up inefficiencies at a major foundry, inventory valuation effects, increased palladium prices, unfavorable changes in other metals prices, and unfavorable product mix shifts.  Our results for the fiscal quarter and six fiscal months ended June 30, 2012 also represented an improving business environment following the downturn and high inventory levels in the supply chain that much of our industry experienced in the last six fiscal months of 2011 as well as more austere temporary fixed cost savings measures.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2012 through the second fiscal quarter of 2013 (dollars in thousands):

	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013

Net revenues	$588,199	$572,781	$530,570	$554,254	$597,665

Gross profit margin	25.1%	23.3%	20.5%	24.7%	23.9%

Operating margin (1)	12.4%	7.8%	4.1%	8.2%	8.7%

End-of-period backlog (2)	$593,300	$525,900	$506,000	$578,100	$646,700

Book-to-bill ratio	1.01	0.87	0.95	1.14	1.08

Inventory turnover	4.01	4.00	3.99	4.04	4.21

Change in ASP vs. prior quarter	-1.4%	-0.7%	-1.6%	-0.8%	-1.1%
________________________________
(1) Operating margin for the second fiscal quarter of 2013 includes a $1.8 million stock compensation credit related to performance-based stock compensation for certain former executives, following a determination that achievement of the three-year performance targets was no longer probable (see our Note 8 to our consolidated condensed financial statements).  Operating margin for the second fiscal quarter of 2012 includes a $12.2 million gain recognized on the sale of a vacated property in Belgium (see our Note 4 to our consolidated condensed financial statements).
(2) End-of-period backlog for the second fiscal quarter of 2013 reflects a total of $15.5 million related to the backlog of MCB Industrie S.A. as of the date of acquisition.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Our results for the second fiscal quarter of 2013 were impacted by the improving business environment in most of our markets, including increased demand from distributors which led to an increase in revenues compared to the prior fiscal quarter and the prior year period.  Orders from distributors continuing to restock in response to improved end-customer demand contributed to the continued strong book-to-bill ratio and led to an increase in the backlog versus the prior fiscal quarter and prior year periods.  Average selling prices continue to decline primarily due to our commodity semiconductor products.

Temporary issues including start-up inefficiencies at a major foundry, inventory valuation effects, increased palladium prices, unfavorable changes in other metals prices, and unfavorable product mix shifts in the second fiscal quarter of 2013 resulted in a decrease in gross margins compared to the prior fiscal quarter and prior year period.

The book-to-bill ratio continued to be strong in the second fiscal quarter of 2013, decreasing slightly to 1.08 from 1.14 in the first fiscal quarter of 2013.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.13 and 1.01, respectively, versus ratios of 1.24 and 1.04, respectively, during the first fiscal quarter of 2013.

For the third fiscal quarter of 2013, we anticipate revenues between $605 million and $645 million at improved gross margins and operating margins compared to the second fiscal quarter of 2013.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2012 through the second fiscal quarter of 2013 (dollars in thousands):

	2nd Quarter 2012	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013
MOSFETs
Net revenues	$111,363	$123,325	$104,156	$100,888	$115,563

Book-to-bill ratio	1.20	0.70	0.90	1.22	1.11

Gross profit margin	16.8%	14.1%	9.6%	12.8%	14.2%

Segment operating margin	7.8%	5.8%	0.1%	2.8%	4.9%

Diodes
Net revenues	$136,008	$124,108	$116,494	$125,112	$140,623

Book-to-bill ratio	0.95	0.88	1.01	1.28	1.17

Gross profit margin	21.1%	20.3%	17.3%	21.8%	22.3%

Segment operating margin	16.7%	15.7%	12.2%	17.1%	18.0%

Optoelectronic Components
Net revenues	$58,083	$50,205	$50,267	$56,226	$58,397

Book-to-bill ratio	0.91	0.95	1.03	1.08	1.00

Gross profit margin	32.0%	31.0%	32.8%	35.2%	32.8%

Segment operating margin	26.2%	24.7%	25.8%	28.8%	26.6%

Resistors & Inductors
Net revenues	$166,398	$163,712	$153,200	$165,866	$171,333

Book-to-bill ratio	0.99	0.94	0.94	1.07	1.04

Gross profit margin	33.1%	31.3%	28.4%	31.7%	31.7%

Segment operating margin	28.1%	26.6%	23.1%	26.6%	26.6%

Capacitors
Net revenues	$116,347	$111,431	$106,453	$106,162	$111,749

Book-to-bill ratio	0.97	0.87	0.93	1.06	1.05

Gross profit margin	22.8%	21.7%	17.5%	22.8%	19.2%

Segment operating margin	18.0%	17.1%	12.2%	17.4%	13.9%

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

On June 13, 2013, we acquired MCB Industrie S.A. ("MCB Industrie") in France, a well-established manufacturer of specialty resistors and sensors, for $23.0 million, net of cash acquired.  The products and technology portfolio acquired is expected to enable us to expand our presence in the European industrial market.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from June 13, 2013.

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

We did not initiate any new restructuring projects in 2012 or the first six fiscal months of 2013 and thus did not record any restructuring and severance expenses during such periods.

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

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. We have not incurred any material plant closure or employee termination costs related to our acquisitions of Huntington Electric, HiRel Systems, LLC, or MCB Industrie, but we expect to have some level of future restructuring expenses due to acquisitions.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the second fiscal quarter and first six fiscal months of 2013 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter and first six fiscal months of 2013 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations
Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Cost of products sold	76.1%	74.9%	75.7%	74.8%
Gross profit	23.9%	25.1%	24.3%	25.2%
Selling, general & administrative expenses	15.5%	14.8%	16.0%	15.4%
Operating income	8.7%	12.4%	8.5%	10.9%
Income before taxes and noncontrolling interest	7.8%	11.1%	7.6%	10.0%
Net earnings attributable to Vishay stockholders	5.2%	7.8%	5.2%	7.1%
________
Effective tax rate	32.8%	29.8%	30.4%	28.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$597,665	$588,199	$1,151,919	$1,126,746
Change versus comparable prior year period	$9,466		$25,173
Percentage change versus
comparable prior year period	1.6%		2.2%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.3%	5.2%
Decrease in average selling prices	-3.1%	-3.1%
Foreign currency effects	0.2%	0.2%
Acquisition	0.4%	0.2%
Other	-0.2%	-0.3%
Net change	1.6%	2.2%

Our revenue results for the fiscal quarter ended and six fiscal months ended June 29, 2013 were positively affected by improving business conditions and increased demand for our products, particularly from distributors, that we began to experience in the first fiscal quarter of 2013.  Our revenue results for the fiscal quarters and six fiscal months ended June 29, 2013 and June 30, 2012 were both negatively affected by low demand for our products in the last six fiscal months of the previous years, which significantly reduced our backlog.  Revenues for the periods presented are significantly below our normal run rate.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $40.2 million and $38.1 million for the six fiscal months ended June 29, 2013 and June 30, 2012, respectively, or 3.4% and 3.3% of gross revenues, respectively.  Actual credits issued under the programs during the six fiscal months ended June 29, 2013 and June 30, 2012 were $40.8 million and $41.6 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $3.6 million and $3.5 million for the six fiscal months ended June 29, 2013 and June 30, 2012, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended June 29, 2013 were 23.9% and 24.3%, respectively, versus 25.1% and 25.2%, respectively, for the comparable prior year periods.  The decrease in gross profit margin for the fiscal quarter and six fiscal months ended June 29, 2013 versus the fiscal quarter and six fiscal months ended June 30, 2012 is primarily due to higher manufacturing fixed costs and temporary issues that included start-up inefficiencies at a major foundry, inventory valuation effects, increased palladium prices, unfavorable changes in other metals prices, and unfavorable product mix shifts.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$115,563	$111,363	$216,451	$206,201
Change versus comparable prior year period	$4,200		$10,250
Percentage change versus
comparable prior year period	3.8%		5.0%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	11.7%	13.0%
Decrease in average selling prices	-6.3%	-6.3%
Foreign currency effects	-0.2%	0.0%
Other	-1.4%	-1.7%
Net change	3.8%	5.0%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Gross profit margin	14.2%	16.8%	13.6%	14.2%

The MOSFETs segment is being positively affected by the increased demand from distributors in Asia.  The decrease in gross profit margin versus the fiscal quarter and six fiscal months ended June 30, 2012 is primarily due to decreased average selling prices and manufacturing inefficiencies related to new product offerings.  The gross margin for the six fiscal months ended June 30, 2012 was negatively affected by a non-recurring manufacturing issue in the first fiscal quarter of 2012.

We have experienced a significant decline in average selling prices versus the prior year periods and only a slight price decline versus the prior fiscal quarter.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$140,623	$136,008	$265,735	$256,142
Change versus comparable prior year period	$4,615		$9,593
Percentage change versus
comparable prior year period	3.4%		3.7%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.1%	7.8%
Decrease in average selling prices	-3.1%	-3.4%
Foreign currency effects	-0.1%	-0.1%
Other	-0.5%	-0.6%
Net change	3.4%	3.7%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Gross profit margin	22.3%	21.1%	22.1%	21.0%

The Diodes segment is being positively affected by the increased demand from distributors in Asia.  We are in the process of increasing manufacturing capacities.  The increase in gross profit margin versus the fiscal quarter and six fiscal months ended June 30, 2012 is primarily due to the increase in sales volume and manufacturing efficiencies, partially offset by decreased average selling prices, an unfavorable product mix, and slightly higher manufacturing fixed costs after the end of our temporary fixed costs savings program.

Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline versus the prior year periods and a slight decline versus the prior fiscal quarter.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$58,397	$58,083	$114,623	$108,722
Change versus comparable prior year period	$314		$5,901
Percentage change versus
comparable prior year period	0.5%		5.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	2.7%	8.0%
Decrease in average selling prices	-2.6%	-2.7%
Foreign currency effects	0.5%	0.6%
Other	-0.1%	-0.5%
Net change	0.5%	5.4%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Gross profit margin	32.8%	32.0%	34.0%	33.0%

The Optoelectronic Components segment was relatively stable through the second half of 2012 and has now fully recovered.  The increase in gross profit margin versus the fiscal quarter and six fiscal months ended June 30, 2012 is primarily due to the increase in sales volume, partially offset by slightly lower average selling prices.

Average selling prices declined slightly versus the prior year periods and prior quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$171,333	$166,398	$337,199	$325,408
Change versus comparable prior year period	$4,935		$11,791
Percentage change versus
comparable prior year period	3.0%		3.6%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	2.9%	4.4%
Decrease in average selling prices	-1.5%	-1.5%
Foreign currency effects	0.4%	0.3%
Acquisition	1.5%	0.8%
Other	-0.3%	-0.4%
Net change	3.0%	3.6%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Gross profit margin	31.7%	33.1%	31.7%	33.6%

The Resistors & Inductors segment continues to recover from the slowing of demand in Europe that negatively affected its results in the second half of 2012.  The segment gross profit margin remains high, but decreased slightly versus the fiscal quarter and six fiscal months ended June 30, 2012 due in part to slight decreases in average selling prices and higher manufacturing fixed costs.

Following the successful acquisitions of HiRel Systems and certain assets of Huntington Electric in the previous two years, which have positively impacted our results, we continue our efforts to further enhance our Resistor & Inductors segment; particularly our focus to penetrate medical end-use markets.  On June 13, 2013, we acquired MCB Industrie, a well-established manufacturer of specialty resistors and sensors.  The products and technology portfolio acquired is expected to enable us to expand our presence in the European industrial market.

Average selling prices declined slightly versus the prior year periods and prior quarter.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net revenues	$111,749	$116,347	$217,911	$230,273
Change versus comparable prior year period	$(4,598)		$(12,362)
Percentage change versus
comparable prior year period	-4.0%		-5.4%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-2.5%	-4.0%
Decrease in average selling prices	-2.0%	-1.9%
Foreign currency effects	0.5%	0.4%
Other	0.0%	0.1%
Net change	-4.0%	-5.4%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Gross profit margin	19.2%	22.8%	21.0%	24.3%

In the second fiscal quarter of 2013, the Capacitors segment began to recover from the economic slow-down in Europe partially triggered by a reduction in demand for renewable energies that negatively impacted its results in the second half of 2012 and first fiscal quarter of 2013.  The decrease in gross profit margin versus the fiscal quarter and six fiscal months ended June 30, 2012 is primarily due to decreased sales volume, higher palladium prices, revaluation effects, non-repetition of a first fiscal quarter inventory build, and a strong Israeli Shekel.

Average selling prices have decreased slightly versus the prior year periods and prior quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Total SG&A expenses	$92,745	$86,889	$183,874	$173,253
as a percentage of revenues	15.5%	14.8%	16.0%	15.4%

The overall increase in SG&A expenses is primarily attributable to less austere temporary cost reduction programs implemented in the 2013 versus 2012 due to differences in economic environment.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Amortization of intangible assets	$3,737	$3,690	$7,447	$7,289
Net loss (gain) on sales of assets	(51)	79	86	(917)

We also recorded a $12.2 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line of the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended June 30, 2012.

Other Income (Expense)

Interest expense for the fiscal quarter and six fiscal months ended June 29, 2013 increased by $0.3 million and $1.1 million, respectively, versus the comparable prior year periods.  The increase is primarily due to interest on the convertible senior debentures due 2042 that were issued on May 31, 2012.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 29, 2013	June 30, 2012	Change

Foreign exchange gain (loss)	$(398)	$(4,067)	$3,669
Interest income	1,073	1,798	(725)
Other	109	175	(66)
	$784	$(2,094)	$2,878

	Six fiscal months ended
	June 29, 2013	June 30, 2012	Change

Foreign exchange gain (loss)	$802	$(5,357)	$6,159
Interest income	2,307	4,341	(2,034)
Other	(2,210)	230	(2,440)
	$899	$(786)	$1,685

Income Taxes

For the fiscal quarter and six fiscal months ended June 29, 2013, our effective tax rate was 32.8% and 30.4%, respectively, as compared to 29.8% and 28.8%, respectively, for the fiscal quarter and six fiscal months ended June 30, 2012.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the six fiscal months ended June 29, 2013 includes one-time tax benefits due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, of approximately $1.3 million.

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

During the six fiscal months ended June 29, 2013, the liabilities for unrecognized tax benefits decreased by $7.9 million on a net basis, principally due to payments and the expiration of statute of limitations offset by increases for tax positions taken in prior periods and interest.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended June 29, 2013.  Despite a slow start in terms of free cash generation, our cash generation returned to more normal levels in the second fiscal quarter and we continue to expect cash generation in 2013 in line with our history despite the volatile economic environment.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

We also entered into a new, larger, revolving credit facility in December 2010, which has been favorably amended at minimal cost.  The total revolving commitment of our credit facility is $528 million and we have the ability to request up to an additional $22 million of incremental commitments, subject to the satisfaction of certain conditions.  At June 29, 2013 and December 31, 2012, $100 million and $89 million, respectively, was outstanding under the credit facility.  The credit facility provides a revolving commitment through December 1, 2015.  We continually evaluate market conditions and alternative financing structures.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, the interest rate on our borrowings will increase from LIBOR plus 1.95% to LIBOR plus 2.25% for the third fiscal quarter of 2013.  The interest rate on our borrowings will further increase if our leverage ratio equals or exceeds 2.50 to 1 and will decrease if our leverage ratio decreases below 2.0 to 1.  We are also required to pay facility commitment fees of 0.35% per annum on the entire commitment amount.  Such facility commitment fees will increase if our leverage ratio equals or exceeds 2.50 to 1.

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

We were in compliance with all covenants under the credit facility at June 29, 2013.  Our interest expense coverage ratio and leverage ratio were 9.43 to 1 and 2.01 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock under the credit facility increases each quarter by an amount equal to 20% of net income.  At June 29, 2013, our credit facility allows us to repurchase up to $186.6 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $89 million at December 31, 2012.  We borrowed $51 million and repaid $40 million on our credit facility during the six fiscal months ended June 29, 2013.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $97.8 million and the highest amount outstanding on our credit facility at a month end was $110 million during the six fiscal months ended June 29, 2013.

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

Substantially all of our June 29, 2013 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

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

The following table summarizes the components of net cash and short-term investments (debt) at June 29, 2013 and December 31, 2012 (in thousands):

	June 29, 2013	December 31, 2012

Credit facility	$100,000	$89,000
Exchangeable unsecured notes, due 2102	95,042	95,042
Convertible senior debentures, due 2040*	100,891	100,166
Convertible senior debentures, due 2041*	51,760	51,399
Convertible senior debentures, due 2042*	57,699	57,324
Total debt	405,392	392,931

Cash and cash equivalents	561,199	697,595
Short-term investments	466,501	294,943

Net cash and short-term investments (debt)	$622,308	$599,607

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

Our financial condition as of June 29, 2013 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, unchanged from our current ratio at December 31, 2012.  The stability in the ratio is primarily due to the increase in inventories, accounts receivable, cash, and short-term investments being offset by an increase in trade accounts payable and payroll related liabilities in the first six fiscal months of 2013.  Our ratio of total debt to Vishay stockholders' equity was 0.24 to 1 at June 29, 2013, unchanged from our total debt to Vishay stockholders' equity at December 31, 2012.  The stability in the ratio is primarily due to the slight increase in Vishay stockholders' equity offsetting the slight increase in debt caused by net borrowings on the credit facility and the accretion of the discounts on the convertible senior debentures in the first six fiscal months of 2013.

Cash flows provided by operating activities were $94.1 million for the six fiscal months ended June 29, 2013, as compared to cash flows provided by operations of $94.4 million for the six fiscal months ended June 30, 2012.

Cash paid for property and equipment for the six fiscal months ended June 29, 2013 was $47.2 million, as compared to $47.3 million for the six fiscal months ended June 30, 2012.  We expect capital spending of approximately $170 million in 2013.

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

Proctor Litigation

On April 2, 2013 the plaintiffs filed a petition for review with the Supreme Court of the State of California requesting that the Supreme Court review the decision of the Court of Appeal of the State of California affirming the Superior Court's dismissal of the Proctor Litigation.  Vishay opposed this petition.  The Supreme Court denied the plaintiff's petition to review the case on June 12, 2013.

Item 1A.	Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, contains risk factors identified by Vishay.  There have been no material changes to the risk factors we previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
10.1	Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 5, 2013, for our 2013 Annual Meeting of Stockholders.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            July 30, 2013