Form 10-Q
period 2013-09-28
VISHAY INTERTECHNOLOGY INC
filed 2013-10-29
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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
☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of October 25, 2013, the registrant had 135,143,370 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 28, 2013

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 28, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$644,951	$697,595
Short-term investments	445,614	294,943
Accounts receivable, net	280,192	247,035
Inventories:
Finished goods	115,108	109,571
Work in process	198,356	177,350
Raw materials	135,394	120,728
Total inventories	448,858	407,649

Deferred income taxes	18,444	24,385
Prepaid expenses and other current assets	109,081	119,656
Total current assets	1,947,140	1,791,263

Property and equipment, at cost:
Land	93,267	92,348
Buildings and improvements	555,266	523,091
Machinery and equipment	2,290,660	2,163,182
Construction in progress	75,861	101,570
Allowance for depreciation	(2,112,012)	(1,965,639)
	903,042	914,552

Goodwill	42,961	34,866

Other intangible assets, net	133,969	133,717

Other assets	141,452	141,879
Total assets	$3,168,564	$3,016,277

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 28, 2013	December 31, 2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$6	$6
Trade accounts payable	152,551	147,936
Payroll and related expenses	123,549	108,353
Other accrued expenses	152,501	148,660
Income taxes	14,151	7,215
Total current liabilities	442,758	412,170

Long-term debt less current portion	359,874	392,931
Deferred income taxes	135,802	129,379
Other liabilities	106,249	108,600
Accrued pension and other postretirement costs	329,494	344,961
Total liabilities	1,374,177	1,388,041

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,514	13,114
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,052,997	1,999,901
(Accumulated deficit) retained earnings	(287,719)	(380,678)
Accumulated other comprehensive income (loss)	9,178	(10,222)
Total Vishay stockholders' equity	1,789,183	1,623,328
Noncontrolling interests	5,204	4,908
Total equity	1,794,387	1,628,236
Total liabilities and equity	$3,168,564	$3,016,277

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 28, 2013	September 29, 2012

Net revenues	$602,890	$572,781
Costs of products sold	459,670	439,227
Gross profit	143,220	133,554

Selling, general, and administrative expenses	90,067	89,095
Operating income	53,153	44,459

Other income (expense):
Interest expense	(5,797)	(6,009)
Other	556	2,726
	(5,241)	(3,283)

Income before taxes	47,912	41,176

Income tax expense	15,043	18,687

Net earnings	32,869	22,489

Less: net earnings attributable to noncontrolling interests	150	209

Net earnings attributable to Vishay stockholders	$32,719	$22,280

Basic earnings per share attributable to Vishay stockholders	$0.23	$0.16

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.15

Weighted average shares outstanding - basic	144,937	143,273

Weighted average shares outstanding - diluted	151,890	150,118

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 28, 2013	September 29, 2012

Net earnings	$32,869	$22,489

Other comprehensive income, net of tax

Foreign currency translation adjustment	24,975	28,564

Pension and other post-retirement actuarial items	3,078	2,209

Unrealized gain on available-for-sale securities	60	603

Other comprehensive income	28,113	31,376

Comprehensive income	60,982	53,865

Less: comprehensive income attributable to noncontrolling interests	150	209

Comprehensive income attributable to Vishay stockholders	$60,832	$53,656

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28, 2013	September 29, 2012

Net revenues	$1,754,809	$1,699,527
Costs of products sold	1,331,998	1,281,645
Gross profit	422,811	417,882

Selling, general, and administrative expenses	273,941	262,348
Executive compensation charge (credit)	(1,778)	-
Gain on sale of property	-	(12,153)
Operating income	150,648	167,687

Other income (expense):
Interest expense	(17,107)	(16,265)
Other	1,455	1,940
	(15,652)	(14,325)

Income before taxes	134,996	153,362

Income taxes	41,501	50,968

Net earnings	93,495	102,394

Less: net earnings attributable to noncontrolling interests	536	631

Net earnings attributable to Vishay stockholders	$92,959	$101,763

Basic earnings per share attributable to Vishay stockholders	$0.65	$0.67

Diluted earnings per share attributable to Vishay stockholders	$0.61	$0.65

Weighted average shares outstanding - basic	144,012	150,978

Weighted average shares outstanding - diluted	151,471	157,770

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2013	September 29, 2012

Net earnings	$93,495	$102,394

Other comprehensive income, net of tax

Foreign currency translation adjustment	10,304	1,347

Pension and other post-retirement actuarial items	9,250	7,764

Unrealized gain (loss) on available-for-sale securities	(154)	1,260

Other comprehensive income	19,400	10,371

Comprehensive income	112,895	112,765

Less: comprehensive income attributable to noncontrolling interests	536	631

Comprehensive income attributable to Vishay stockholders	$112,359	$112,134

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)
	Nine fiscal months ended
	September 28, 2013	September 29, 2012
Operating activities
Net earnings	$93,495	$102,394
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	125,611	125,149
(Gain) loss on disposal of property and equipment	118	(13,063)
Accretion of interest on convertible debentures	2,709	2,160
Inventory write-offs for obsolescence	14,476	16,008
Other	(11,986)	9,813
Net change in operating assets and liabilities, net of effects of businesses acquired	(44,862)	(56,927)
Net cash provided by operating activities	179,561	185,534

Investing activities
Capital expenditures	(91,591)	(86,754)
Proceeds from sale of property and equipment	3,866	7,770
Purchase of businesses, net of cash acquired	(23,034)	(85,493)
Purchase of short-term investments	(424,940)	(268,286)
Maturity of short-term investments	284,814	214,047
Other investing activities	1,246	(109)
Net cash used in investing activities	(249,639)	(218,825)

Financing activities
Proceeds from long-term borrowings	-	150,000
Issuance costs	(4,558)	(4,827)
Common stock repurchase	-	(150,000)
Principal payments on long-term debt and capital leases	(21)	(21)
Net proceeds (payments) on revolving credit lines	21,000	(69,000)
Net changes in short-term borrowings	(142)	(116)
Proceeds from stock options exercised	-	174
Excess tax benefit from RSUs vested	456	-
Distributions to noncontrolling interests	(240)	(240)
Net cash provided by (used in) financing activities	16,495	(74,030)
Effect of exchange rate changes on cash and cash equivalents	939	(4,505)

Net decrease in cash and cash equivalents	(52,644)	(111,826)

Cash and cash equivalents at beginning of period	697,595	749,088
Cash and cash equivalents at end of period	$644,951	$637,262

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	92,959	-	92,959	536	93,495
Other comprehensive income	-	-	-	-	19,400	19,400	-	19,400
Distributions to noncontrolling interests	-	-	-	-	-	-	(240)	(240)
Restricted stock issuances (335,107 shares)	34	-	(2,184)	-	-	(2,150)	-	(2,150)
Stock compensation expense	-	-	(1,210)	-	-	(1,210)	-	(1,210)
Issuance of common stock for exchangeable unsecured notes (3,664,729 shares)	366	-	56,034	-	-	56,400	-	56,400
Tax effects of stock plan	-	-	456	-	-	456	-	456
Balance at September 28, 2013	$13,514	$1,213	$2,052,997	$(287,719)	$9,178	$1,789,183	$5,204	$1,794,387

See accompanying notes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10‑K for the year ended December 31, 2012.  The results of operations for the fiscal quarter and nine fiscal months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

MCB Industrie S.A.

On June 13, 2013, Vishay acquired MCB Industrie S.A. ("MCB Industrie") in France, a well-established manufacturer of specialty resistors and sensors, for $23,034, net of cash acquired.  The products and technology portfolio acquired is expected to enable Vishay to expand its presence in the European industrial market.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from June 13, 2013.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 28, 2013.  Based on an estimate of their fair values, the Company allocated $5,433 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,985 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.

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

Subsequent Events

On October 28, 2013, the Company announced various cost reduction programs as part of its continuous efforts to improve efficiency and operating performance.

The programs primarily focus on a plan to enhance the competitiveness of its MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide.  The Company also plans to implement two other smaller cost reduction programs concerning the manufacturing of products within its Diodes segment.  The cash costs for these programs, primarily severance, are expected to be approximately $26,000.  Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 28, 2013 and September 29, 2012 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

In July 2013, a new tax law was enacted in Israel which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014.  Accordingly, the Company's deferred tax assets in Israel were increased to reflect the higher rate and a one-time tax benefit of $2,867 was recorded in the consolidated condensed statement of operations during the fiscal quarter and nine fiscal months ended September 28, 2013.  As a result of the retroactive enactment of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, the Company also recorded one-time tax benefits of $1,330 in the consolidated condensed statement of operations during the nine fiscal months ended September 28, 2013.

During the nine fiscal months ended September 28, 2013, the liabilities for unrecognized tax benefits decreased by $7,311 on a net basis, principally due to payments and the expiration of statute of limitations offset by increases for tax positions taken in prior periods and interest.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 28, 2013	December 31, 2012

Credit facility	$110,000	$89,000
Exchangeable unsecured notes, due 2102	38,642	95,042
Convertible senior debentures, due 2040	101,319	100,166
Convertible senior debentures, due 2041	51,978	51,399
Convertible senior debentures, due 2042	57,935	57,324
	359,874	392,931
Less current portion	-	-
	$359,874	$392,931

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Facility").  On August 8, 2013, the Company entered into an Amended and Restated Credit Agreement, which provides an aggregate commitment of $640,000 of revolving loans available until August 8, 2018.  The original credit agreement became effective December 1, 2010 and was scheduled to expire on December 1, 2015.  The Credit Facility, as amended and restated, also provides for the ability of Vishay to request up to $50,000 of incremental revolving commitments, subject to the satisfaction of certain conditions.

Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an interest margin.  The applicable interest margin is based on the Company's leverage ratio.  Based on the Company's current leverage ratio, borrowings bear interest at LIBOR plus 1.75%.  The interest rate on the Company's borrowings will increase to LIBOR plus 2.00% if the Company's leverage ratio equals or exceeds 2.50 to 1 and will decrease to LIBOR plus 1.50% if the Company's leverage ratio decreases below 1.50 to 1.  Vishay is also required to pay facility fees on the entire commitment amount based on the Company's leverage ratio.  Based on the Company's current leverage ratio, the facility fee is 0.35% per annum.  Such facility fee will increase to 0.50% per annum if the Company's leverage ratio equals or exceeds 2.50 to 1 and will decrease to 0.30% per annum if the leverage ratio decreases below 1.50 to 1.

The August 8, 2013 Amended and Restated Credit Agreement also removes certain restrictions related to the incurrence and repayment of certain intercompany indebtedness, mergers, liquidations, and transfers of ownership of wholly owned subsidiaries that were present in the original credit agreement.  These changes will enable the Company to streamline its complex subsidiary structure and provide greater operating flexibility.

The borrowings under the Credit Facility are secured by a lien on substantially all assets, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, assets located outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries. Certain of the Company's subsidiaries are permitted to borrow under the Credit Facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the Credit Facility are guaranteed by Vishay and certain subsidiaries. The Credit Facility also limits or restricts the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Credit Facility permits the Company to repurchase shares of its common stock up to a permitted capacity, conditioned upon Vishay maintaining (i) a pro forma leverage ratio of 2.75 to 1.00, (ii) a pro forma interest expense coverage ratio of 2.00 to 1.00, and (iii) $300,000 of available liquidity, as defined in the Credit Facility.  The permitted capacity to repurchase shares of the Company's outstanding common stock under the Credit Facility increases each quarter by an amount equal to 20% of net income. At September 28, 2013, the Credit Facility allows the Company to repurchase up to $198,592 of its common stock. The amount and timing of any future stock repurchases remains subject to authorization of the Company's Board of Directors.

The Credit Facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, material misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceedings, the insolvency of Vishay or certain of its significant subsidiaries, and the rendering of a judgment in excess of $25,000 against Vishay or certain of its significant subsidiaries. Upon the occurrence of an event of default under the Credit Facility, the Company's obligations under the credit facility may be accelerated and the lending commitments under the credit facility terminated.

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

Under the terms of the put and call agreement, by reason of the spin-off of Vishay Precision Group, Inc. ("VPG"), Vishay was required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of the notes and new notes issued by VPG.

Based on the relative trading prices of Vishay and VPG common stock on the ten trading days following the spin-off, Vishay retained the liability for an aggregate $95,042 principal amount of exchangeable notes effective July 6, 2010. The assumption of a portion of the liability by VPG was recorded as a reduction in parent net investment just prior to the completion of the spin-off.

Under the terms of the put and call agreement the holders may at any time put the notes to Vishay in exchange for shares of Vishay's common stock, and Vishay may call the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018.  Subsequent to the spin-off of VPG, the put/call rate of the Vishay notes is $15.39 per share of common stock.

Effective August 26, 2013, a holder of the notes exercised its option to exchange $56,400 principal amount of the notes for 3,664,729 shares of Vishay common stock.  Following this transaction, Vishay had outstanding exchangeable unsecured notes with a principal amount of $38,642, which are exchangeable for an aggregate of 2,511,742 shares of Vishay common stock.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
September 28, 2013
Due 2040	$275,000	(174,110)	429	$101,319	$110,094
Due 2041	$150,000	(98,321)	299	$51,978	$62,246
Due 2042	$150,000	(92,274)	209	$57,935	$57,874
Total	$575,000	$(364,705)	$937	$211,232	$230,214

December 31, 2012
Due 2040	$275,000	(175,456)	622	$100,166	$110,094
Due 2041	$150,000	(99,000)	399	$51,399	$62,246
Due 2042	$150,000	(92,958)	282	$57,324	$57,874
Total	$575,000	$(367,414)	$1,303	$208,889	$230,214

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 28, 2013
Due 2040	$1,547	458	22	(30)	$1,997
Due 2041	$844	231	11	(13)	$1,073
Due 2042	$844	233	13	3	$1,093
Total	$3,235	$922	$46	$(40)	$4,163

September 29, 2012
Due 2040	$1,547	423	22	47	$2,039
Due 2041	$844	213	12	(19)	$1,050
Due 2042	$844	216	13	(13)	$1,060
Total	$3,235	$852	$47	$15	$4,149

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 28, 2013
Due 2040	$4,641	1,346	66	(193)	$5,860
Due 2041	$2,532	679	35	(100)	$3,146
Due 2042	$2,532	684	40	(73)	$3,183
Total	$9,705	$2,709	$141	$(366)	$12,189

September 29, 2012
Due 2040	$4,641	1,244	66	14	$5,965
Due 2041	$2,532	626	36	15	$3,209
Due 2042	$1,135	290	18	29	$1,472
Total	$8,308	$2,160	$120	$58	$10,646

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2013	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	-	10,304	1,171	$11,475
Tax effect	-	-	(389)	$(389)
Other comprehensive income before reclassifications, net of tax	-	10,304	782	$11,086
Amounts reclassified out of AOCI	13,808	-	(1,408)	$12,400
Tax effect	(4,558)	-	472	$(4,086)
Amounts reclassified out of AOCI, net of tax	9,250	-	(936)	$8,314
Net comprehensive income	$9,250	$10,304	$(154)	$19,400
Balance at September 28, 2013	$(169,706)	$177,765	$1,119	$9,178

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 7 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $624 and $1,355, respectively, for the fiscal quarter and nine fiscal months ended September 28, 2013.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $97 and $53, respectively, for the fiscal quarter and nine fiscal months ended September 28, 2013.  These reclassifications are recorded as a component of Other Income on our consolidated condensed statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2013 and 2012 for the Company's defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	September 28, 2013		September 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$864	$-	$800
Interest cost	3,471	2,022	3,925	2,289
Expected return on plan assets	(4,781)	(510)	(4,743)	(416)
Amortization of prior service cost (credit)	244	(9)	550	-
Amortization of losses	3,733	832	3,142	409
Net periodic benefit cost	$2,667	$3,199	$2,874	$3,082

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2013 and September 29, 2012 for the Company's defined benefit pension plans:

	Nine fiscal months ended		Nine fiscal months ended
	September 28, 2013		September 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,621	$-	$2,425
Interest cost	10,412	6,076	11,775	7,007
Expected return on plan assets	(14,343)	(1,559)	(14,229)	(1,242)
Amortization of prior service cost (credit)	733	(26)	1,650	-
Amortization of losses	11,198	2,499	9,427	1,243
Net periodic benefit cost	$8,000	$9,611	$8,623	$9,433

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2013 and 2012 for the Company's other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	September 28, 2013		September 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$28	$74	$19	$62
Interest cost	78	64	130	70
Amortization of prior service (credit)	(200)	-	(101)	-
Amortization of transition obligation	-	-	8	-
Amortization of losses (gains)	1	-	(24)	-
Net periodic benefit cost	$(93)	$138	$32	$132

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2013 and September 29, 2012 for the Company's other postretirement benefit plans:

	Nine fiscal months ended		Nine fiscal months ended
	September 28, 2013		September 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$83	$222	$55	$189
Interest cost	235	191	391	214
Amortization of prior service (credit)	(599)	-	(305)	-
Amortization of transition obligation	-	-	24	-
Amortization of losses (gains)	3	-	(72)	-
Net periodic benefit cost	$(278)	$413	$93	$403

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Stock options	$-	$13	$18	$60
Restricted stock units	382	1,128	(1,336)	3,396
Phantom stock units	-	-	108	93
Total	$382	$1,141	$(1,210)	$3,549

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.  Stock-based compensation for the nine fiscal months ended September 28, 2013, as presented in the table above, includes the material reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 recorded in the second fiscal quarter of 2013.  $1,778 of these reversed costs had been originally reported as a separate line item upon cessation of employment of certain former executives in 2011, and accordingly, this adjustment is also reported as a separate line item in the consolidated condensed statements of operations.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 28, 2013 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	12,432	1.4
Phantom stock units	-	0.0
Total	$12,432

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

At December 31, 2012 and September 28, 2013, there were 109,000 options outstanding with a weighted average exercise price of $15.24.  At September 28, 2013, the weighted average remaining contractual life of all outstanding options was 3.49 years.

During the nine fiscal months ended September 28, 2013, 30,000 options vested.  At September 28, 2013, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2013 of $12.97 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2013 is $8.  This amount changes based on changes in the market value of the Company's common stock.  During the nine fiscal months ended September 28, 2013, no options were exercised.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of September 28, 2013 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	1,316	$12.53
Granted	374	12.76
Vested*	(500)	9.82
Cancelled or forfeited	-	-
Outstanding at September 28, 2013	1,190	$13.74

Expected to vest at September 28, 2013	570
________________________________________
* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The number of performance-based RSUs that are scheduled to vest on January 1, 2014 and January 1, 2015 is fixed based on the full achievement of the defined target performance criteria.  The number of performance-based RSUs that are scheduled to vest on January 1, 2016 increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2014	-	233	233
January 1, 2015	-	276	276
January 1, 2016	111	111	222

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

Phantom stock unit activity under the phantom stock plan as of September 28, 2013 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2013	97
Granted	10	$10.75
Redeemed for common stock	-
Outstanding at September 28, 2013	107

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 28, 2013:
Product Sales	$115,143	$140,790	$56,796	$176,885	$111,910	$601,524
Royalty Revenues	25	-	51	1,290	-	$1,366
Total Revenue	$115,168	$140,790	$56,847	$178,175	$111,910	$602,890

Gross Margin	$15,735	$32,405	$20,163	$54,093	$20,824	$143,220

Fiscal quarter ended September 29, 2012:
Product Sales	$123,289	$124,108	$50,205	$161,979	$111,431	$571,012
Royalty Revenues	36	-	-	1,733	-	$1,769
Total Revenue	$123,325	$124,108	$50,205	$163,712	$111,431	$572,781

Gross Margin	$17,402	$25,209	$15,563	$51,254	$24,126	$133,554

Nine fiscal months ended September 28, 2013:
Product Sales	$331,473	$406,525	$171,419	$510,630	$329,821	$1,749,868
Royalty Revenues	146	-	51	4,744	-	$4,941
Total Revenue	$331,619	$406,525	$171,470	$515,374	$329,821	$1,754,809

Gross Margin	$45,101	$91,093	$59,088	$161,039	$66,490	$422,811

Nine fiscal months ended September 29, 2012:
Product Sales	$329,316	$380,250	$158,900	$484,136	$341,704	$1,694,306
Royalty Revenues	210	-	27	4,984	-	$5,221
Total Revenue	$329,526	$380,250	$158,927	$489,120	$341,704	$1,699,527

Gross Margin	$46,728	$78,939	$51,462	$160,586	$80,167	$417,882

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Operating margin reconciliation:
MOSFETs	$5,313	$7,127	$13,828	$17,126
Diodes	26,240	19,432	72,968	61,473
Optoelectronic Components	16,492	12,420	48,259	41,657
Resistors & Inductors	45,096	43,617	134,836	136,817
Capacitors	14,879	19,033	48,920	63,901
Executive Compensation Credit (Charge)	-	-	1,778	-
Gain on Sale of Property	-	-	-	12,153
Unallocated Selling, General, and Administrative Expenses	(54,867)	(57,170)	(169,941)	(165,440)
Consolidated Operating Income	$53,153	$44,459	$150,648	$167,687

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Numerator:
Numerator for basic earnings per share:
Net earnings	$32,719	$22,280	$92,959	$101,763

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	33	71	124	233

Numerator for diluted earnings per share:
Net earnings	$32,752	$22,351	$93,083	$101,996

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,937	143,273	144,012	150,978

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,560	6,176	7,045	6,176
Restricted stock units	279	572	301	517
Other	114	97	113	99
Dilutive potential common shares	6,953	6,845	7,459	6,792

Denominator for diluted earnings per share:
Adjusted weighted average shares	151,890	150,118	151,471	157,770

Basic earnings per share attributable to Vishay stockholders	$0.23	$0.16	$0.65	$0.67

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.15	$0.61	$0.65

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	19,809	19,809	19,809
Convertible Senior Debentures, due 2041	7,885	7,885	7,885	7,885
Convertible Senior Debentures, due 2042	-	12,704	-	5,677
Weighted average employee stock options	77	124	87	199
Weighted average warrants	-	8,824	-	8,824
Weighted average other	285	231	370	211

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of September 28, 2013, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 28, 2013:
Assets:
Assets held in rabbi trusts	$35,889	$23,370	$12,519	$-
Available for sale securities	$7,212	7,212	-	-
	$43,101	$30,582	$12,519	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(429)	$-	$-	$(429)
Embedded derivative - convertible debentures due 2041	$(299)	-	-	(299)
Embedded derivative - convertible debentures due 2042	$(209)	-	-	(209)
	$(937)	$-	$-	$(937)

December 31, 2012:
Assets:
Assets held in rabbi trusts	$33,751	$21,954	$11,797	$-
Available for sale securities	$7,580	7,580	-	-
	$41,331	$29,534	$11,797	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(622)	$-	$-	$(622)
Embedded derivative - convertible debentures due 2041	$(399)	-	-	(399)
Embedded derivative - convertible debentures due 2042	$(282)	-	-	(282)
	$(1,303)	$-	$-	$(1,303)

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

The convertible senior debentures, due 2040, due 2041, and due 2042, issued by the Company on November 9, 2010, May 13, 2011, and May 31, 2012, respectively, contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated condensed statements of operations.  The Company uses a derivative valuation model to derive the value of the embedded derivative features.  Key inputs into this valuation model are the Company's current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures' credit spread over LIBOR. The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management's judgment and are considered Level 3 inputs.  The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liabilities, at September 28, 2013 and December 31, 2012 is approximately $739,900 and $686,800, respectively, compared to its carrying value, excluding the derivative liabilities, of $358,937, and $391,628, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At September 28, 2013 and December 31, 2012, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 28, 2013 and December 31, 2012, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted.  The permitted capacity to repurchase shares of stock under our credit facility increases each quarter by an amount equal to 20% of net income.  At September 28, 2013, our total permitted capacity to repurchase shares of stock under our credit facility is $198.6 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The year 2012 was characterized by a strong first half and a weak second half.  Through the first six fiscal months of 2012, our business was recovering from the reduction in demand and high inventory levels experienced in the last six fiscal months of 2011, but experienced another substantial downturn in demand in the third fiscal quarter of 2012, which continued through the end of 2012.  After experiencing improving economic conditions through the first six fiscal months of 2013, we experienced a sudden and unexpected reduction of orders predominantly from distribution in the third fiscal quarter of 2013.  The reduction in orders resulted in a decrease in nearly all key financial metrics compared to the first half of 2013.  We are in the process of establishing a targeted cost reduction program to support our profitability without jeopardizing our growth plan.

Net revenues for the fiscal quarter ended September 28, 2013 were $602.9 million, compared to $572.8 million for the fiscal quarter ended September 29, 2012.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 28, 2013 were $32.7 million, or $0.22 per diluted share, compared to $22.3 million, or $0.15 per diluted share for the fiscal quarter ended September 29, 2012.

Net revenues for the nine fiscal months ended September 28, 2013 were $1,754.8 million, compared to $1,699.5 million for the nine fiscal months ended September 29, 2012.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 28, 2013 were $93.0 million, or $0.61 per diluted share, compared to $101.8 million, or $0.65 per diluted share for the nine fiscal months ended September 29, 2012.

Net earnings attributable to Vishay stockholders for the fiscal quarters and nine fiscal months ended September 28, 2013 and September 29, 2012 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

GAAP net earnings attributable to Vishay stockholders	$32,719	$22,280	$92,959	$101,763

Reconciling items affecting operating margin:
Executive compensation charge (credit)	$-	$-	$(1,778)	$-
Gain on sale of property	-	-	-	(12,153)

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(2,867)	$-	$(3,564)	$4,131

Adjusted net earnings	$29,852	$22,280	$87,617	$93,741

Adjusted weighted average diluted shares outstanding	151,890	150,118	151,471	157,770

Adjusted earnings per diluted share *	$0.20	$0.15	$0.58	$0.60

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and nine fiscal months ended September 28, 2013 represent the effects of a rapid reduction of orders from distribution in the third fiscal quarter of 2013 following a recovery of business conditions in the first six fiscal months of 2013 from the poor business environment at the end of 2012.  Our results for the fiscal quarter and nine fiscal months ended September 29, 2012 also represented the effects of a deteriorating business environment in the third fiscal quarter of 2012.  This period of business environment deterioration followed a period of improvement in the first six fiscal months of 2012 compared to the last six fiscal months of 2011.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2012 through the third fiscal quarter of 2013 (dollars in thousands):

	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013

Net revenues	$572,781	$530,570	$554,254	$597,665	$602,890

Gross profit margin	23.3%	20.5%	24.7%	23.9%	23.8%

Operating margin (1)	7.8%	4.1%	8.2%	8.7%	8.8%

End-of-period backlog (2)	$525,900	$506,000	$578,100	$646,700	$613,800

Book-to-bill ratio	0.87	0.95	1.14	1.08	0.93

Inventory turnover	4.00	3.99	4.04	4.21	4.08

Change in ASP vs. prior quarter	-0.7%	-1.6%	-0.8%	-1.1%	-0.6%
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

Our results for the third fiscal quarter of 2013 were negatively impacted by the rapid and unexpected reduction of orders from distributors.  Revenues continued on the same level as the prior fiscal quarter, but were slightly below expectations.  The distributor order level abruptly declined, which led to a decrease in the book-to-bill ratio and backlog versus the prior fiscal quarter. Average selling prices continue to decline primarily due to our commodity semiconductor products.

Gross margins were relatively unchanged from the prior fiscal quarter.  The expected improvement in gross margins and operating margins did not materialize due to less revenues than anticipated.  The anticipated seasonal pick up in the computing and consumer end markets during the third fiscal quarter did not materialize.

The book-to-bill ratio in the third fiscal quarter of 2013 decreased to 0.93 from 1.08 in the second fiscal quarter of 2013.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.91 and 0.96, respectively, versus ratios of 1.13 and 1.01, respectively, during the second fiscal quarter of 2013.

For the fourth fiscal quarter of 2013, we anticipate revenues between $570 million and $610 million.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2012 through the third fiscal quarter of 2013 (dollars in thousands):

	3rd Quarter 2012	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013
MOSFETs
Net revenues	$123,325	$104,156	$100,888	$115,563	$115,168

Book-to-bill ratio	0.70	0.90	1.22	1.11	0.94

Gross profit margin	14.1%	9.6%	12.8%	14.2%	13.7%

Segment operating margin	5.8%	0.1%	2.8%	4.9%	4.6%

Diodes
Net revenues	$124,108	$116,494	$125,112	$140,623	$140,790

Book-to-bill ratio	0.88	1.01	1.28	1.17	0.88

Gross profit margin	20.3%	17.3%	21.8%	22.3%	23.0%

Segment operating margin	15.7%	12.2%	17.1%	18.0%	18.6%

Optoelectronic Components
Net revenues	$50,205	$50,267	$56,226	$58,397	$56,847

Book-to-bill ratio	0.95	1.03	1.08	1.00	0.87

Gross profit margin	31.0%	32.8%	35.2%	32.8%	35.5%

Segment operating margin	24.7%	25.8%	28.8%	26.6%	29.0%

Resistors & Inductors
Net revenues	$163,712	$153,200	$165,866	$171,333	$178,175

Book-to-bill ratio	0.94	0.94	1.07	1.04	1.04

Gross profit margin	31.3%	28.4%	31.7%	31.7%	30.4%

Segment operating margin	26.6%	23.1%	26.6%	26.6%	25.3%

Capacitors
Net revenues	$111,431	$106,453	$106,162	$111,749	$111,910

Book-to-bill ratio	0.87	0.93	1.06	1.05	0.84

Gross profit margin	21.7%	17.5%	22.8%	19.2%	18.6%

Segment operating margin	17.1%	12.2%	17.4%	13.9%	13.3%
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

Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries, such as the United States and Western Europe, to lower-labor-cost countries, such as the Czech Republic, Hungary, Israel, India, Malaysia, Mexico, the People's Republic of China, and the Philippines. Between 2001 and 2009, we recorded, in the consolidated condensed statements of operations, restructuring and severance costs totaling $320 million and related asset write-downs totaling $89 million in order to reduce our cost structure going forward. We also incurred significant costs to restructure and integrate acquired businesses, which was included in the cost of the acquisitions under then-applicable GAAP.

We did not initiate any new restructuring projects in 2010, 2011, 2012 or the first nine fiscal months of 2013 and thus did not record any restructuring and severance expenses during such periods.

Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.

The programs primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide.  We also plan to implement two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment.  The programs in total are expected to lower costs by approximately $36 million per year when fully implemented at expected cash costs of approximately $26 million.

The project for the MOSFETs segment will extend over a period of approximately two years.  The manufacture of wafers for certain critical products will be transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing currently occurring in-house will be transferred to third-party foundries.

The total cash costs associated with the MOSFETs initiatives, principally severance, are expected to be approximately $10 million.  Once fully implemented, we anticipate that the MOSFETs programs will result in an annual reduction in variable and fixed manufacturing costs of approximately $23 million at current volumes.

The voluntary separation / early retirement offer will be made to employees worldwide who are eligible because they will have met job classification, age, and/or years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally offer a cash loyalty bonus. All responses are due, subject to applicable rescission rights, on or before March 28, 2014.  The voluntary separation / early retirement program will not impact manufacturing operations or our growth plan.  Our named executive officers (as defined in our proxy statement) and certain other key employees, generally research, development, and engineering personnel, are not eligible for the voluntary separation / early retirement program. The effective separation / retirement date for most eligible employees who accept the offer will be June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

We estimate that total costs associated with the voluntary separation / early retirement program will be approximately $13 million, based on the expected acceptance rate.   Once fully implemented, the Company anticipates that the program will result in an annual reduction in fixed costs of approximately $10 million, split approximately one-third in manufacturing and two-thirds in selling, general, and administrative expenses.

Two other smaller cost reduction programs relate to the transfer of production of certain products within our Diodes segment, which will be implemented in the course of 2014.   Both programs are connected to production moves, in order to take advantage of lower labor costs in one program and from the consolidation of manufacturing locations in the other.  The total cash costs associated with these production transfers are expected to be approximately $3 million, and will result in annual cost savings of approximately $3 million when fully implemented.

We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities during the remainder of 2013 or 2014.   As we have demonstrated the past two years, we believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was weaker during the third fiscal quarter and first nine fiscal months of 2013 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the third fiscal quarter and first nine fiscal months of 2013 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations
Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Cost of products sold	76.2%	76.7%	75.9%	75.4%
Gross profit	23.8%	23.3%	24.1%	24.6%
Selling, general & administrative expenses	14.9%	15.6%	15.6%	15.4%
Operating income	8.8%	7.8%	8.6%	9.9%
Income before taxes and noncontrolling interest	7.9%	7.2%	7.7%	9.0%
Net earnings attributable to Vishay stockholders	5.4%	3.9%	5.3%	6.0%
________
Effective tax rate	31.4%	45.4%	30.7%	33.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$602,890	$572,781	$1,754,809	$1,699,527
Change versus comparable prior year period	$30,109		$55,282
Percentage change versus
comparable prior year period	5.3%		3.3%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.6%	5.7%
Decrease in average selling prices	-3.6%	-3.3%
Foreign currency effects	1.4%	0.6%
Acquisition	1.3%	0.6%
Other	-0.4%	-0.3%
Net change	5.3%	3.3%

Our revenue results for the fiscal quarter ended and nine fiscal months ended September 28, 2013 were negatively affected by deteriorating business conditions and reduced demand for our products, particularly from distributors compared to the first six fiscal months of 2013.  Our revenue results for the fiscal quarters and nine fiscal months ended September 28, 2013 and September 29, 2012 were both negatively affected by lower than anticipated demand for our products in the third fiscal quarters of 2013 and 2012.  Revenues for the periods presented are significantly below our normal run rate.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $63.1 million and $53.5 million for the nine fiscal months ended September 28, 2013 and September 29, 2012, respectively, or 3.5% and 3.1% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended September 28, 2013 and September 29, 2012 were $65.3 million and $59.4 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $4.9 million and $5.2 million for the nine fiscal months ended September 28, 2013 and September 29, 2012, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended September 28, 2013 were 23.8% and 24.1%, respectively, versus 23.3% and 24.6%, respectively, for the comparable prior year periods. The decrease in gross profit margin for the nine fiscal months ended September 28, 2013 versus the nine fiscal months ended September 29, 2012 is primarily due to higher manufacturing fixed costs and temporary issues that included start-up inefficiencies at a major foundry, inventory valuation effects, increased palladium prices, unfavorable changes in other metals prices, and unfavorable product mix shifts experienced in the second fiscal quarter of 2013.  The increase in gross profit margin for the fiscal quarter ended September 28, 2013 versus the fiscal quarter ended September 29, 2012 is primarily due to volume related efficiencies.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$115,168	$123,325	$331,619	$329,526
Change versus comparable prior year period	$(8,157)		$2,093
Percentage change versus
comparable prior year period	-6.6%		0.6%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	0.3%	8.2%
Decrease in average selling prices	-7.2%	-6.6%
Foreign currency effects	0.3%	0.2%
Other	0.0%	-1.2%
Net change	-6.6%	0.6%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Gross profit margin	13.7%	14.1%	13.6%	14.2%

The MOSFETs segment was negatively affected by the reduced demand from distributors in Asia in the third fiscal quarter of 2013.  The gross profit margin remains lower than expected primarily due to lower than expected volume and remaining manufacturing inefficiencies.  The decrease in gross profit margin versus the fiscal quarter and nine fiscal months ended September 29, 2012 is primarily due to decreased average selling prices and manufacturing inefficiencies.

We have experienced a significant decline in average selling prices versus the prior year periods and only a slight price decline versus the prior fiscal quarter.

On October 28, 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment.  See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$140,790	$124,108	$406,525	$380,250
Change versus comparable prior year period	$16,682		$26,275
Percentage change versus
comparable prior year period	13.4%		6.9%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	17.1%	10.9%
Decrease in average selling prices	-3.2%	-3.4%
Foreign currency effects	0.6%	0.1%
Other	-1.1%	-0.7%
Net change	13.4%	6.9%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Gross profit margin	23.0%	20.3%	22.4%	20.8%

The Diodes segment was negatively affected by the sequentially reduced demand from distributors in the third fiscal quarter of 2013.  However, the Diodes segment is benefiting from a higher level of demand compared to the prior year periods. The increase in gross profit margin versus the fiscal quarter and nine fiscal months ended September 29, 2012 is primarily due to the increase in sales volume and manufacturing efficiencies, partially offset by decreased average selling prices, and slightly higher manufacturing fixed costs after the end of our temporary fixed costs savings program.

Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline versus the prior year periods and a slight decline versus the prior fiscal quarter.

The cost reduction programs announced on October 28, 2013 include two smaller projects to improve the results of the Diodes segment.  See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$56,847	$50,205	$171,470	$158,927
Change versus comparable prior year period	$6,642		$12,543
Percentage change versus
comparable prior year period	13.2%		7.9%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	13.6%	9.8%
Decrease in average selling prices	-2.2%	-2.5%
Foreign currency effects	2.2%	1.0%
Other	-0.4%	-0.4%
Net change	13.2%	7.9%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Gross profit margin	35.5%	31.0%	34.5%	32.4%

The Optoelectronic Components segment was relatively stable through the second half of 2012 and net revenues have now fully recovered to their normal run rate.  The increase in gross profit margin versus the fiscal quarter and nine fiscal months ended September 29, 2012 is primarily due to the increase in sales volume, partially offset by slightly lower average selling prices.

Average selling prices declined slightly versus the prior year periods and the prior fiscal quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$178,175	$163,712	$515,374	$489,120
Change versus comparable prior year period	$14,463		$26,254
Percentage change versus
comparable prior year period	8.8%		5.4%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.3%	4.3%
Decrease in average selling prices	-1.6%	-1.6%
Foreign currency effects	2.0%	0.9%
Acquisition	4.6%	2.1%
Other	-0.5%	-0.3%
Net change	8.8%	5.4%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Gross profit margin	30.4%	31.3%	31.2%	32.8%

The Resistors & Inductors segment continues to generate an increasing amount of revenues.  The segment gross profit margin remains high, but decreased slightly versus the fiscal quarter and nine fiscal months ended September 29, 2013 as savings from a reduction in material prices and other cost reductions were not sufficient to fully absorb the unfavorable impact from a reduction of average selling prices, revaluation, and inflationary effects.

Along with our successful acquisitions of HiRel Systems and certain assets of Huntington Electric in the previous two years, MCB Industrie is positively contributing to gross margins of the Resistors & Inductors segment.

Average selling prices declined slightly versus the prior year periods and the prior fiscal quarter.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net revenues	$111,910	$111,431	$329,821	$341,704
Change versus comparable prior year period	$479		$(11,883)
Percentage change versus
comparable prior year period	0.4%		-3.5%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	2.2%	-2.0%
Decrease in average selling prices	-3.8%	-2.5%
Foreign currency effects	2.2%	1.0%
Other	-0.2%	0.0%
Net change	0.4%	-3.5%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Gross profit margin	18.6%	21.7%	20.2%	23.5%

The Capacitors segment continues to be negatively affected by the reduction in demand for renewable energies compared to the first half of 2012 as government spending has declined.  The segment was further negatively affected by reduced sales of commodity tantalum capacitor products in the third fiscal quarter of 2013.  The gross profit margin decreased versus the fiscal quarter and nine fiscal months ended September 29, 2012 as savings from a reduction in material prices and other cost reductions were not sufficient to fully absorb the unfavorable impact from a reduction of average selling prices, reduced sales volume, revaluation effects, a reduction of distributor inventory, and a strong Israeli Shekel.

Average selling prices have decreased slightly versus the prior fiscal quarter and moderately versus the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Total SG&A expenses	$90,067	$89,095	$273,941	$262,348
as a percentage of revenues	14.9%	15.6%	15.6%	15.4%

The overall increase in SG&A expenses is primarily attributable to less austere temporary cost reduction programs implemented in the 2013 versus 2012 due to differences in economic environment.  Additionally, several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Amortization of intangible assets	$3,795	$3,700	$11,242	$10,989
Net loss (gain) on sales of assets	32	7	118	(910)

We also recorded a $12.2 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line of the consolidated condensed statements of operations for the nine fiscal months ended September 29, 2012.

On October 28, 2013, we announced a voluntary separation / early retirement program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 28, 2013 decreased by $0.2 million versus the fiscal quarter ended September 29, 2012.  The decrease is primarily due to lower interest rates on our amended revolving credit facility, lower average outstanding balances on our credit facility in 2013, and the redemption of senior exchangeable notes in the third fiscal quarter of 2013.  Interest expense for the nine fiscal months ended September 28, 2013 increased by $0.8 million versus the nine fiscal months ended September 29, 2012.  The increase is primarily due to interest on the convertible senior debentures due 2042 that were issued on May 31, 2012.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 28, 2013	September 29, 2012	Change

Foreign exchange gain (loss)	$(877)	$620	$(1,497)
Interest income	1,019	1,584	(565)
Other	414	522	(108)
	$556	$2,726	$(2,170)

	Nine fiscal months ended
	September 28, 2013	September 29, 2012	Change

Foreign exchange gain (loss)	$(75)	$(4,737)	$4,662
Interest income	3,326	5,925	(2,599)
Other	(1,796)	752	(2,548)
	$1,455	$1,940	$(485)

Income Taxes

For the fiscal quarter and nine fiscal months ended September 28, 2013, our effective tax rate was 31.4% and 30.7%, respectively, as compared to 45.4% and 33.2%, respectively, for the fiscal quarter and nine fiscal months ended September 29, 2012.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the fiscal quarter and nine fiscal months ended September 28, 2013 includes a one-time tax benefit of $2.9 million due to a new tax law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases our deferred tax assets.  Our effective tax rate for the nine fiscal months ended September 28, 2013 also includes one-time tax benefits due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, of approximately $1.3 million.

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

During the nine fiscal months ended September 28, 2013, the liabilities for unrecognized tax benefits decreased by $7.3 million on a net basis, principally due to payments and the expiration of statute of limitations offset by increases for tax positions taken in prior periods and interest.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended September 28, 2013.  Despite a slow start in terms of free cash generation, we generated more normal levels of cash in the second and third fiscal quarters and we continue to expect cash generation in 2013 in line with our history despite the volatile economic environment.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure.  We have completed three issuances of low-coupon convertible debentures since the fourth fiscal quarter of 2010, each of which matures thirty years from the date of issuance.  We utilized the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock, representing approximately 24% of our outstanding stock prior to implementing these initiatives.  In the third fiscal quarter of 2013, a holder of our exchangeable unsecured notes exercised its option to exchange $56.4 million principal amount of the notes for 3.7 million shares of our common stock.  The exchange increases the number of our common shares outstanding, but has no effect on the calculation of the weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted, while also reducing our outstanding debt and improving our ratio of total debt to Vishay stockholders' equity.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013.  The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan.  The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions.  At September 28, 2013 and December 31, 2012, $110 million and $89 million, respectively, were outstanding under our credit facility.  The credit facility provides a revolving commitment through August 8, 2018.

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, borrowings bear interest at LIBOR plus 1.75%.  The interest rate on our borrowings will increase to LIBOR plus 2.00% if our leverage ratio equals or exceeds 2.50 to 1 and will decrease to LIBOR plus 1.50% if our leverage ratio decreases below 1.50 to 1.  We are also required to pay facility fees on the entire commitment amount based on our leverage ratio.  Based on our current leverage ratio, the facility fee is 0.35% per annum.  Such facility fee will increase to 0.50% per annum if our leverage ratio equals or exceeds 2.50 to 1 and will decrease to 0.30% per annum if our leverage ratio decreases below 1.50 to 1.

The amendment and restatement of the credit facility also removed certain restrictions related to the incurrence and repayment of certain intercompany indebtedness, mergers, liquidations, and transfers of ownership of wholly owned subsidiaries that were present in the original credit agreement.  These changes will enable us to streamline our complex subsidiary structure and provide greater operating flexibility.

The borrowings under the credit facility are secured by a lien on substantially all assets, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, assets located outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries. Certain of our subsidiaries are permitted to borrow under the credit facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the credit facility will be guaranteed by Vishay and certain subsidiaries.

The credit facility also limits or restricts us, from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments, and requires us to comply with other covenants, including the maintenance of specific financial ratios.

The financial maintenance covenants include (a) an interest expense coverage ratio of not less than 2.00 to 1; and  (b) a leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 2.75 to 1 on the date of incurrence of additional debt).  The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed August 8, 2013.

We were in compliance with all financial covenants under the credit facility at September 28, 2013.  Our interest expense coverage ratio and leverage ratio were 10.62 to 1 and 2.00 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock under the credit facility increases each quarter by an amount equal to 20% of net income.  At September 28, 2013, our credit facility allows us to repurchase up to $198.6 million of our common stock.  The amount and timing of any future stock repurchases remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $89 million at December 31, 2012.  We borrowed $179 million and repaid $158 million on our credit facility during the nine fiscal months ended September 28, 2013.  Included in both the amounts borrowed and repaid is $108 million borrowed to repay the amounts outstanding on our credit facility at the time it was amended and restated.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $100.1 million and the highest amount outstanding on our credit facility at a month end was $110 million during the nine fiscal months ended September 28, 2013.

Management expects to continue to maintain the outstanding balance on the credit facility around its current level, and may periodically pay down the balance with available cash or use the credit facility to meet short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements and our research and development and capital expenditure plans. Acquisition activity or share repurchases may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in August 2018.

Substantially all of our September 28, 2013 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.  At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.  Our substantially undrawn credit facility provides us with significant liquidity in the U.S.

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

The interest rates on our short-term investments average 0.4% and are approximately 19 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at September 28, 2013 and December 31, 2012 (in thousands):

	September 28, 2013	December 31, 2012

Credit facility	$110,000	$89,000
Exchangeable unsecured notes, due 2102	38,642	95,042
Convertible senior debentures, due 2040*	101,319	100,166
Convertible senior debentures, due 2041*	51,978	51,399
Convertible senior debentures, due 2042*	57,935	57,324
Total debt	359,874	392,931

Cash and cash equivalents	644,951	697,595
Short-term investments	445,614	294,943

Net cash and short-term investments (debt)	$730,691	$599,607
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

Our financial condition as of September 28, 2013 continued to be strong, with a current ratio (current assets to current liabilities) of 4.4 to 1, as compared to 4.3 to 1 at December 31, 2012.  The increase in the ratio is primarily due to the increase in inventories, accounts receivable, cash, and short-term investments being partially offset by an increase in trade accounts payable and payroll related liabilities in the first nine fiscal months of 2013.  Our ratio of total debt to Vishay stockholders' equity was 0.20 to 1 at September 28, 2013, as compared to 0.24 to 1 at December 31, 2012.  The significant decrease in the ratio is primarily due to the exchange by a holder of $56.4 million principal amount of our exchangeable unsecured notes for shares of our common stock in the third fiscal quarter of 2013.

Cash flows provided by operating activities were $179.6 million for the nine fiscal months ended September 28, 2013, as compared to cash flows provided by operations of $185.5 million for the nine fiscal months ended September 29, 2012.

Cash paid for property and equipment for the nine fiscal months ended September 28, 2013 was $91.6 million, as compared to $86.8 million for the nine fiscal months ended September 29, 2012.  We have adapted our capital spending budget to the current economic conditions and now expect capital spending of approximately $160 million in 2013.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 20, 2013, includes a table of contractual commitments.  Except as described below, there were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

The following tables represent our long-term debt obligations and expected cash requirements for interest as of September 28, 2013 and December 31, 2012, reflecting the exchange of $56.4 million principal amount of exchangeable unsecured notes due 2102 for shares of common stock (see Note 5 to the consolidated condensed financial statements included in Item 1) and amended interest rate terms and net borrowings of $21 million on our credit facility (see Note 5 to the consolidated condensed financial statements included in Item 1) during the nine fiscal months ended September 28, 2013.

Contractual Obligations as of September 28, 2013 (in thousands):

		Payments due by period
	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond

Long-term debt (1)	$723,642	$-	$-	$-	$723,642
Interest payments on long-term debt (2)	$390,393	4,425	35,398	35,398	315,172

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040, due 2041, and due 2042.

Contractual Obligations as of December 31, 2012 (in thousands):

		Payments due by period
	Total	2013	2014 - 2015	2016 - 2017	2018 and beyond

Long-term debt (1)	$759,042	$-	$89,000	$-	$670,042
Interest payments on long-term debt (2)	$406,449	17,091	33,860	26,464	329,034

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

Proctor Litigation

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ending June 29, 2013, on April 2, 2013 the plaintiffs filed a petition for review with the Supreme Court of the State of California requesting that the Supreme Court review the decision of the Court of Appeal of the State of California affirming the Superior Court's dismissal of the Proctor Litigation.  Vishay opposed this petition.  The Supreme Court denied the plaintiff's petition to review the case on June 12, 2013.

Item 1A.	Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, contains risk factors identified by Vishay.  There have been no material changes to the risk factors we previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 26, 2013, a holder of the Company's floating rate exchangeable unsecured notes due 2102 exercised its option to exchange approximately $56.4 million principal amount of the notes for 3,664,729 shares of Vishay common stock. The issuance of the common stock was effected in reliance upon an exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits
10.1
Credit Agreement, dated as of December 1, 2010, as amended and restated as of August 8, 2013 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 8, 2013.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 28, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            October 29, 2013