Form 10-K
period 2013-12-31
VISHAY INTERTECHNOLOGY INC
filed 2014-02-19
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($13.89 on June 29, 2013), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,835,000,000. There is no non-voting stock outstanding.

As of February 17, 2014, registrant had 135,319,976 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2013

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

In 1962, Dr. Zandman, with a loan from the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal foil resistors. Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay. Throughout the 1960's and 1970's, Vishay established itself as a technical and market leader in foil resistors, PhotoStress products, and strain gages. These products were included with the measurements and foil resistor businesses that we spun off into an independent, publicly-traded company named Vishay Precision Group, Inc. ("Vishay Precision Group" or "VPG") through a tax-free stock dividend to our stockholders on July 6, 2010.

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990's, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay's global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; the wet tantalum capacitor business of KEMET Corporation in 2008; the resistor businesses of Huntington Electric in 2011; HiRel Systems in 2012; and MCB Industrie in 2013.

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

Broad Market Penetration

We have one of the broadest product lines of discrete semiconductors and passive components among our competitors. Our broad product portfolio allows us to penetrate markets in all industry segments and all regions, which reduces our exposure to a particular end market or geographic location. We plan to grow our business and increase earnings per share, in part, through improving market penetration by expanding manufacturing facilities for our most successful products, increasing technical resources, and developing markets for specialty products in Asia.  Our net revenues for the following applicable periods were attributable to customers in the following regions:

	Years Ended December 31,
	2013	2012	2011

Asia	38%	37%	38%
Europe	37%	37%	40%
Americas	25%	26%	22%

The share of net revenues by end market was as follows:

	Years Ended December 31,
	2013	2012	2011

Industrial	29%	29%	28%
Automotive	21%	20%	18%
Computing	13%	15%	18%
Telecommunications	11%	11%	12%
Power Supplies	8%	7%	8%
Consumer Products	8%	7%	7%
Military and Aerospace	6%	7%	6%
Medical	4%	4%	3%

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions. We often target high margin niche business acquisitions, such as Huntington Electric, HiRel Systems, and MCB Industrie, which we acquired in 2011, 2012, and 2013, respectively. These acquisitions accounted for 3.4% of 2013 revenues and have margins above our corporate average.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash." Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 17 years and "free cash" in excess of $80 million in each of the past 12 years. We expect the benefits of our restructuring and other cost cutting measures in prior periods and continued cost control activities (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2013, our cash and short-term investment balance exceeded our debt balance by $787 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through August 8, 2018, of which $518 million was available as of December 31, 2013.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

Our Key Challenges

Economic Environment

Our business and operating results have been and will continue to be impacted by the global economy and the local economies in which our customers operate. Our revenues are dependent on end markets that are impacted by fluctuating consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those markets.

Competition

Our business is highly competitive worldwide, with low transportation costs and few import barriers. Our major competitors, some of which are larger than us, have significant financial resources and technological capabilities. To continue to grow our business successfully, we need to continually develop, introduce, and market new and innovative products, modify existing products, respond to technological change, and customize certain products to meet customer requirements.

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

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We plan to continue to use our research and development ("R&D"), engineering, and product marketing resources to continually roll out new and innovative products. As part of our plan to foster intensified internal growth, we have increased our R&D and engineering technical staff by 18% since 2009 and plan to further increase it.  In addition, we are increasing our technical field sales force in Asia by about 25% to increase the opportunities to design-in our products in local markets. Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

We are directing increased funding and are focusing on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.

Cost Management

We place a strong emphasis on controlling our costs. We focus on controlling fixed costs and reducing variable costs. When our ongoing cost management activites are not adequate, we take actions to maintain our cost competitiveness including restructuring our business to realign our labor distribution.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment
MOSFETs	Film Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Metal Film Resistors
• Medium-Voltage Power MOSFETs	• Thin Film Resistors
• High-Voltage Planar MOSFETs	• Thick Film Resistors
• High-Voltage Super Junction MOSFETs	• Power Thick Film Resistors
• Automotive-Grade MOSFETs	• Crowbar and Steel Blade Resistors
ICs	• Metal Oxide Film Resistors
• Power Management and Power Control ICs	• Carbon Film Resistors
• Smart Load Switches	Wirewound Resistors
• Analog Switches and Multiplexers	• Vitreous, Cemented, and Housed Resistors
• Braking and Neutral Grounding Resistors
Diodes Segment	• Custom Load Banks
Rectifiers	Power Metal Strip® Resistors
• Schottky Rectifiers	Battery Management Shunts
• Ultra-Fast Recovery Rectifiers	Thermo Fuses
• Standard and Fast Recovery Rectifiers	Chip Fuses
• High-Power Rectifiers/Diodes	Pryotechnic Initiators / Ignitors
• Bridge Rectifiers	Variable Resistors
Small-Signal Diodes	• Cermet Variable Resistors
• Schottky and Switching Diodes	• Wirewound Variable Resistors
• Zener Diodes	• Conductive Plastic Variable Resistors
• Tuner/Capacitance Diodes	• Contactless Potentiometers
• Bandswitching Diodes	• Hall Effect Position Sensors
• RF PIN Diodes	• Precision Magnetic Encoders
Protection Diodes	Networks/Arrays
• TVS Diodes or TRANSZORB® (uni-directional, bi-	Non-Linear Resistors
directional)	• NTC Thermistors
• ESD Protection Diodes (including arrays)	• PTC Thermistors
Thyristors/SCR	• Varistors
• Phase-Control Thyristors	Magnetics
• Fast Thyristors	• Inductors
Power Modules	• Wireless Charging Coils
• Input Modules (diodes and thyristors)	• Transformers
• Output & Switching Modules (contain MOSFETs, IGBTs,	Connectors
and diodes)
• Custom Modules	Capacitors Segment
Tantalum Capacitors
Optoelectronic Components Segment	• Molded Chip Tantalum Capacitors
Infrared Emitters and Detectors	• Coated Chip Tantalum Capacitors
Optical Sensors	• Solid Through-Hole Tantalum Capacitors
Infrared Remote Control Receivers	• Wet Tantalum Capacitors
Optocouplers	Ceramic Capacitors
• Phototransistor, Photodarlington	• Multilayer Chip Capacitors
• Linear	• Disc Capacitors
• Phototriac	Film Capacitors
• High Speed	Power Capacitors
• IGBT and MOSFET Driver	Heavy-Current Capacitors
Solid-State Relays	Aluminum Capacitors
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

MOSFETs Segment

Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs function as solid-state switches to control power in multiple applications, including mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.

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

Resistors and Inductors Segment

Our Resistors and Inductors business is our original business. We maintain the broadest portfolio of resistor products worldwide. The business is solid, predictable, and growing at relatively stable selling prices.  We are a market leader with a strong technology base, many specialty products, and strong brand recognition (such as our Dale, Draloric, Beyschlag, Sfernice, and HiRel Systems brands). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products.  We do not aim to be the volume leader in commodity markets.

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

Inductors use an internal magnetic field to change AC current phase and resist AC current. Inductor applications include controlling AC current and voltage, filtering out unwanted electrical signals, and energy storage. Vishay inductor innovations include IHLP® low-profile, high-current inductor technology with industry-leading specifications, which is patented and generates royalty revenue. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module ("VRM") and DC to DC converter applications. In addition, we are a worldwide leader in custom magnetic solutions focusing on high performance and high reliability. This field has been substantially strengthened, with the 2012 acquisition of HiRel Systems, broadening our portfolio, customer, and market segment reach.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To optimize production efficiencies, we have whenever practicable established manufacturing facilities in countries, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People's Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and also benefit from various government incentives, including grants and tax relief.

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

In the United States, our manufacturing facilities are located in California, Minnesota, Nebraska, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People's Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel (see "Israeli Operations" below). We also have manufacturing facilities in Austria, Dominican Republic, Hungary, Italy, Mexico, the Netherlands, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

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

Certain materials, in addition to tantalum and including tin, tungsten, and gold are available only from a relatively limited number of suppliers, the source for which may be in the Democratic Republic of the Congo or an adjoining country. We are conducting due diligence on the source and custody of such materials.

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

We could be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel. However, we have not experienced any material interruption in our Israeli operations during our 43 years of operations there, in spite of several Middle East crises, including wars.

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. The distribution of sales by customer type for 2013 is shown below:

Distributors	54%
OEMs	39%
EMS companies	7%

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

In certain areas we also work with sales representatives. The commission expense for these sales representatives is not material.

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

·	MOSFETs: Fairchild Semiconductor, Infineon, International Rectifier, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

·	Diodes: Diodes Inc., Infineon, NXP Semiconductors, ON Semiconductor, STMicroelectronics.

·	Optoelectronic Components: Avago, OSRAM Opto Semiconductors, Rohm, Sharp, Toshiba.

·	Resistors and Inductors: KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

·	Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, TDK-EPCOS, Yageo.

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

Employees

As of December 31, 2013, we employed approximately 22,500 full time employees, of whom approximately 89% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

The following corporate governance related documents are also available on our website:

·	Corporate Governance Principles
·	Code of Business Conduct and Ethics
·	Code of Ethics Applicable to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
·	Audit Committee Charter
·	Nominating and Corporate Governance Committee Charter
·	Compensation Committee Charter
·	Strategic Affairs Committee Charter
·	Policy on Director Attendance at Annual Meetings
·	Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
·	Procedures for Securityholders' Submissions of Nominating Recommendations
·	Securityholder Communications with Directors and Interested Party Communication with Non-Management Directors
·	Whistleblower and Ethics Hotline Procedures
·	Related Party Transaction Policy

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

Risks relating to our business generally

Our business is cyclical and the periods of decline we recently experienced may resume and may become more pronounced.

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

We have incurred and will continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The programs primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also plan to implement two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The expenses associated with the programs have been and will continue to be recorded as they become recognizable under generally accepted accounting principles ("GAAP"). Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.

Additionally, our long-term strategy includes growing through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred.  For this reason, we expect to have some level of future restructuring expenses due to acquisitions.

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

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. Despite our plan to continue to grow, in part, through targeted acquisitions, we may be unable to continue to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. We are subject to various U.S. and foreign competition laws and regulations that may affect our ability to complete certain acquisitions. Also, if an acquired business fails to operate as anticipated, cannot be successfully integrated with our other businesses, or we cannot effectively mitigate the assumed, contingent, and unknown liabilities acquired, our results of operations, financial condition, enterprise value, market value, and prospects could all be materially adversely affected.

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

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $365 million as of December 31, 2013, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. The determination that any of the raw materials used in our products are conflict minerals originating from the Democratic Republic of the Congo or adjoining countries could increase the probability that we will encounter the challenges noted above, incur additional expenses to comply with government regulations, and face public scrutiny. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, because we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our results of operations.

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

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when demand exceeds global supply. They often cancel orders when business is weak and inventories are excessive, a situation that we experienced during the period of economic slowdown. Therefore, we cannot be certain that the amount of our backlog accurately reflects the level of orders that we will ultimately deliver. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

We have substantial operations outside the United States, and approximately 75% of our revenues during 2013 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 43 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Historically, our primary labor cost controlling strategy was to transfer manufacturing operations to countries with lower production costs, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People's Republic of China, and the Philippines. We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. Except for the distinct and targeted restructuring programs announced in the fourth fiscal quarter of 2013, we do not anticipate further transferring any significant existing operations to lower-labor-cost countries; however, acquired operations may be transferred to lower-labor-cost countries when integrated into Vishay. Currently, our primary labor cost controlling strategy involves reducing hours and limiting the use of subcontractors and foundries when demand for our products decreases. Shifting operations to lower-labor-cost countries, reducing hours, or limiting the use of subcontractors and foundries could result in production inefficiencies, higher costs, and/or strikes or other types of labor unrest.

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2013, we did not have any outstanding foreign currency forward exchange contracts.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2013, $1,132 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States. At the present time, we expect the cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. If cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2013, the holders of Class B common stock held approximately 47.3% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.4% of our Class B common stock, representing 42.4% of the total voting power of our capital stock as of December 31, 2013.

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

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand, the incurrence of indebtedness, and the issuance of equity, directly or indirectly by refinancing acquisition debt. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock. Some or all of our holders of Class B common stock may exert considerable influence over our policies, business and affairs, and in any corporate transaction or other matter, including those described above. If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders. Any resulting reluctance to issue additional shares could impede our future growth.

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

General Economic and Business Risks

In addition to the risks relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements. These factors include:

·	overall economic and business conditions;
·	competitive factors in the industries in which we conduct our business;
·	changes in governmental regulation;
·	changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations;
·	changes in GAAP or interpretations of GAAP by governmental agencies and self-regulatory groups;
·	interest rate fluctuations, foreign currency rate fluctuations, and other capital market conditions; and
·	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders.

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

At December 31, 2013, our business had 49 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. Owning many of our manufacturing facilities provides us meaningful financial and operating benefits, including long-term stability and a necessary buffer for economic downturns. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:
Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Santa Clara, CA	MOSFETs	227,000
Columbus, NE	Resistors & Inductors	158,000
Yankton, SD	Resistors & Inductors	58,000
Warwick, RI	Resistors & Inductors	55,000
Bennington, VT	Capacitors	54,000
Niagara Falls, NY	Resistors & Inductors	38,000
Marshall, MN	Resistors & Inductors	22,000

Non-U.S.
Israel
Dimona	Resistors & Inductors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors & Inductors and Capacitors	276,000
People's Republic of China
Tianjin	Diodes	374,000
Shanghai	Optoelectronic Components	195,000
Xi'an	MOSFETS and Diodes	121,000
Germany
Selb	Resistors & Inductors and Capacitors	306,000
Heide	Resistors & Inductors	161,000
Landshut	Capacitors	72,000
Fichtelberg	Resistors & Inductors	24,000
Czech Republic
Blatna	Capacitors	191,000
Dolni Rychnov	Resistors & Inductors and Capacitors	182,000
Prachatice	Resistors & Inductors	91,000
Volary	Resistors & Inductors	35,000
Melaka, Malaysia	Optoelectronic Components	480,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	52,000
France
Nice	Resistors & Inductors	215,000
Chateau Gontier	Resistors & Inductors	84,000
Hyeres	Resistors & Inductors	65,000

Owned Locations (continued)	Business Segment	Approx. Available Space (Square Feet)

Loni, India	Resistors & Inductors and Capacitors	350,000
Zwolle, Netherlands	Capacitors	283,000
Famalicao, Portugal	Capacitors	167,000
Vocklabruck, Austria	Diodes	153,000
Manila, Philippines	Diodes and Optoelectronic Components	144,000
Turin, Italy	Diodes	127,000
Budapest, Hungary	Diodes	116,000
Juarez, Mexico	Resistors & Inductors	57,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Ontario, CA	Resistors & Inductors	46,000
Milwaukee, WI	Resistors & Inductors	42,000
Dover, NH	Resistors & Inductors	35,000
Duluth, MN	Resistors & Inductors	10,000

Non-U.S.
People's Republic of China
Danshui	Capacitors	446,000
Shanghai	MOSFETS	217,000
Zhuhai	Resistors & Inductors	129,000
Klagenfurt, Austria	Capacitors	130,000
Juarez, Mexico	Resistors & Inductors	128,000
Germany
Itzehoe	MOSFETs	207,000
Heilbronn	Diodes and Optoelectronic Components	48,000
Mumbai, India	Diodes	34,000
Santo Domingo, Dominican Republic	Resistors & Inductors	16,000
Prestice, Czech Republic	Resistors & Inductors	13,000

Item 3.	LEGAL PROCEEDINGS

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

In June 2006, the Proctor litigation was removed from the Superior Court of California to federal District Court. The District Court granted a motion by Ernst & Young to dismiss the complaint and a motion by Vishay for summary judgment, effective October 15, 2007. The plaintiffs appealed to the Ninth Circuit Court of Appeals and on October 9, 2009, the Court of Appeals affirmed the dismissal of Proctor's class action claim and remanded the remaining two claims to state court. On July 26, 2011, the Superior Court dismissed the remaining claims against Vishay with prejudice. On September 20, 2011, the plaintiffs filed a notice of appeal. On December 11, 2012, the Court of Appeal of the State of California, Sixth Appellate District, heard oral arguments from the parties on the matter. On February 19, 2013, the Court of Appeal affirmed the Superior Court's dismissal of the remaining claims. On April 2, 2013 the plaintiffs filed a petition for review with the Supreme Court of the State of California requesting that the Supreme Court of California review the decision of the Court of Appeal of the State of California affirming the Superior Court's dismissal of the Proctor Litigation. Vishay opposed this petition. The Supreme Court of California denied the plaintiff's petition to review the case on June 12, 2013.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

 EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 19, 2014:

Name	Age	Positions Held
Marc Zandman*	52	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	65	Chief Executive Officer, President, and Director
Lori Lipcaman	55	Executive Vice President and Chief Financial Officer
Dieter Wunderlich	61	Executive Vice President and Chief Operating Officer
Johan Vandoorn	56	Executive Vice President and Chief Technical Officer
David Valletta	53	Executive Vice President Worldwide Sales

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay's Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 31.2% of the total voting power of our capital stock as of December 31, 2013. He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters.  Holders of record of our common stock totaled approximately 1,100 at February 17, 2014. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock.

	2013			2012
	High	Low		High	Low

Fourth quarter	$13.55	$11.98	Fourth quarter	$10.63	$8.21
Third quarter	$15.39	$11.93	Third quarter	$11.04	$8.10
Second quarter	$15.14	$11.54	Second quarter	$12.65	$8.76
First quarter	$13.98	$10.19	First quarter	$13.52	$9.14

At February 17, 2014, we had outstanding 12,129,227 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.4% of our Class B common stock, representing 42.4% of the total voting power of our capital stock.

On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The initial cash dividend of $0.06 per share of common stock and Class B common stock will be paid on March 27, 2014 to stockholders of record at the close of business on March 3, 2014.  The amount and timing of any future dividends remains subject to authorization of our Board of Directors.  Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.*  Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer's stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2008 and assumes that all dividends were reinvested.  The cash equivalent of the shares received in the spin-off of VPG is included in Vishay's results below.

	Base	Years Ending December 31,
	Period
Company Name / Index	2008	2009	2010	2011	2012	2013

Vishay Intertechnology, Inc.	100	244.15	466.69	285.80	337.94	421.55
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P MidCap 400 Index	100	137.38	173.98	170.96	201.53	269.04
Peer Group*	100	200.94	257.63	194.98	184.01	219.66
___________
*	AVX Corporation, Fairchild Semiconductor International Inc., International Rectifier Corporation, KEMET Corporation, and ON Semiconductor Corporation.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):
	As of and for the years ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)

Statement of Operations Data:
Net revenues	$2,370,979	$2,230,097	$2,594,029	$2,725,092	$2,042,033
Costs of products sold	1,803,719	1,703,424	1,874,043	1,917,607	1,653,872
Gross profit	567,260	526,673	719,986	807,485	388,161

Selling, general, and administrative expenses	368,542	349,625	367,623	389,547	359,162
Restructuring and severance costs	2,814	-	-	-	37,874
Executive compensation charges (credit)	(1,778)	-	5,762	-	57,824
Gain on sale of property	-	(12,153)	-	-	-
Asset write-downs	-	-	-	-	681
Unusual items	-	-	-	-	(28,195)
Operating income (loss)	197,682	189,201	346,601	417,938	(39,185)

Other income (expense)
Interest expense	(23,130)	(22,604)	(19,277)	(11,036)	(10,321)
Other	1,853	3,440	3,792	(1,369)	9,791
Total other income (expense)	(21,277)	(19,164)	(15,485)	(12,405)	(530)

Income (loss) before taxes and noncontrolling interest	176,405	170,037	331,116	405,533	(39,715)
Income taxes	52,636	46,506	91,119	45,240	16,800
Net earnings (loss)	123,769	123,531	239,997	360,293	(56,515)
Noncontrolling interest	789	793	1,176	1,187	673
Net earnings (loss) attributable to Vishay stockholders	$122,980	$122,738	$238,821	$359,106	$(57,188)

Basic earnings (loss) per share attributable to Vishay stockholders:	$0.85	$0.82	$1.49	$1.96	$(0.31)

Diluted earnings (loss) per share attributable to Vishay stockholders:	$0.81	$0.79	$1.42	$1.89	$(0.31)

Weighted average shares outstanding – basic	144,856	149,020	160,094	183,618	186,605
Weighted average shares outstanding – diluted	151,417	155,844	168,514	190,227	186,605

Balance Sheet Data:
Total assets	$3,237,139	$3,016,277	$2,993,730	$2,966,093	$2,719,546
Long-term debt, less current portion	364,911	392,931	399,054	431,682	320,052
Working capital	1,531,615	1,379,093	1,390,888	1,267,343	1,000,042
Total Vishay stockholders' equity	1,872,756	1,623,328	1,603,006	1,491,731	1,516,446
_________________________________________________________

(1)   Includes the results of MCB Industrie, from June 13, 2013. Also includes a net pretax reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014, which were originally reported as a separate line item upon the cessation of employment of certain former executive officers in 2011 of $1,778,000, a $2,867,000 one-time tax benefit due to a new law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases our deferred tax assets, a $1,330,000 one-time tax benefit due to the retroactive enactment of the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013, partially offset by $2,814,000 of restructuring and severance costs. These items, net of their related tax consequences, had a positive $0.02 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(2)   Includes the results of HiRel Systems LLC from January 13, 2012. Also includes net pretax gain on the sale of property in Belgium vacated as a result of restructuring in prior years of $12,153,000 and a $4,036,000 one-time tax benefit related to the release of deferred tax valuation allowances in Israel following a merger of several of our wholly-owned subsidiaries in Israel which will allow for the realization of these tax benefits. These items, net of their related tax consequences, had a positive $0.08 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(3)	Includes the results of the resistor businesses of Huntington Electric from September 28, 2011. Also includes net pretax charges of $5,762,000 to accelerate the recognition of certain executive compensation expenses upon the passing of our founder and former Executive Chairman of the Board, Dr. Zandman, and for elements of executive compensation payable upon the resignation of our former Chief Financial Officer, Dr. Lior Yahalomi. Also includes $10,024,000 of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010 and $6,538,000 of one-time tax benefits recorded in the fourth fiscal quarter primarily related to the release of deferred tax valuation allowances in various jurisdictions. These items, net of their related tax consequences, had a negative $0.04 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(4)	Includes the results of operations of VPG through the date of the spin-off, July 6, 2010. VPG contributed $101,089,000 of net revenues, $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to our results in 2010. Also includes a $59,484,000 one-time tax benefit recorded in the fourth fiscal quarter of 2010, which had a $0.31 effect on earnings per share attributable to Vishay stockholders.
(5)	Includes net pretax charges of $96,379,000 for restructuring and severance costs, asset write-downs, and executive compensation charges. These charges were partially offset by a $28,195,000 settlement agreement gain. These items, net of their related tax consequences, had a negative $0.33 effect on earnings per share attributable to Vishay stockholders. VPG contributed $171,991,000 of net revenues, $6,778,000 of income before taxes, $1,704,000 of net earnings attributable to Vishay stockholders, and $0.01 per share attributable to Vishay stockholders to our results in 2009.

Management believes that stating the impact on net earnings of items such as businesses that have been spun off, restructuring and severance costs, executive compensation charges (credits), material gains and losses on sales of property, asset write-downs, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

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

We operate in five product segments, MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, and Capacitors.

Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions. Through this strategy, we have grown to become one of the world's largest manufacturers of discrete semiconductors and passive components. We expect to continue our strategy of acquisitions while also maintaining a prudent capital structure.

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative. The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income. At December 31, 2013, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $204.6 million. Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions. Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve. Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs. In response to the current economic environment, we began implementing a targeted cost reduction program in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan. See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Despite the higher net revenues in the second half of 2013, it did not meet management's expectations and nearly all of the remaining key financial metrics were lower compared to the first half of 2013.  The year 2013 was slightly stronger than the year 2012, which resulted in an increase of nearly all key financial metrics compared with the prior year.

Net revenues for the year ended December 31, 2013 were $2.371 billion, compared to net revenues of $2.230 billion and $2.594 billion for the years ended December 31, 2012 and 2011, respectively. The net earnings attributable to Vishay stockholders for the year ended December 31, 2013 were $123.0 million, or $0.81 per diluted share, compared to net earnings attributable to Vishay stockholders of $122.7 million, or $0.79 per diluted share, and $238.8 million, or $1.42 per diluted share, for the years ended December 31, 2012 and 2011, respectively.

The results of operations for the years ended December 31, 2013, 2012, and 2011 include items affecting comparability as listed in the reconciliation below. The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2013	2012	2011

GAAP net earnings attributable to Vishay stockholders	$122,980	$122,738	$238,821

Reconciling items affecting operating margin:
Restructuring and severance costs	$2,814	$-	$-
Executive compensation charges (credit)	(1,778)	-	5,762
Gain on sale of property	-	(12,153)	-

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$(4,552)	$95	$1,383

Adjusted net earnings	$119,464	$110,680	$245,966

Adjusted weighted average diluted shares outstanding	151,417	155,844	168,514

Adjusted earnings per diluted share *	$0.79	$0.71	$1.46

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for 2013 and 2012 demonstrate our ability to react quickly to changing economic environments and successfully implement cost reduction measures when necessary to sustain earnings.  Despite revenues below our expected run-rate, our pre-tax results were as we would expect based on our business model.  Our results for the year ended December 31, 2011 were also affected by macroeconomic concerns, which reduced demand for our products in the last six fiscal months of the year.  This period of macroeconomic concern followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher annualized earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2012 through the fourth fiscal quarter of 2013 (dollars in thousands):

	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013

Net revenues	$530,570	$554,254	$597,665	$602,890	$616,170

Gross profit margin	20.5%	24.7%	23.9%	23.8%	23.4%

Operating margin (1)	4.1%	8.2%	8.7%	8.8%	7.6%

End-of-period backlog (2)	$506,000	$578,100	$646,700	$613,800	$611,400

Book-to-bill ratio	0.95	1.14	1.08	0.93	0.99

Inventory turnover	3.99	4.04	4.21	4.08	4.23

Change in ASP vs. prior quarter	-1.6%	-0.8%	-1.1%	-0.6%	-0.7%
_______________
(1) Operating margin for the second fiscal quarter of 2013 includes a $1.8 million stock compensation credit related to performance-based stock compensation for certain former executives, following a determination that achievement of the three-year performance targets was no longer probable (see Note 12 to our consolidated financial statements). Operating margin for the fourth fiscal quarter of 2013 includes a $2.8 million restructuring and severance expense recorded in the fourth fiscal quarter of 2013 (see Note 4 to our consolidated financial statements).
(2) End-of-period backlog for the second fiscal quarter of 2013 reflects a total of $15.5 million related to the backlog of MCB Industrie S.A. as of the date of acquisition.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Following a period of low distributor demand and a deteriorating business environment experienced in the second half of 2012, our results improved through the first half of 2013, driven by the restocking of distributor inventory and improving customer demand.  The third fiscal quarter of 2013 was burdened by a sudden decrease in orders from distributors and produced disappointing results, but orders from distributors increased in the fourth fiscal quarter, which led to an increase in revenues and backlog versus the prior fiscal quarter and prior year periods.  Average selling prices continue to decline primarily due to our commodity semiconductor products.

Gross margins were negatively impacted by additional depreciation associated with our cost reduction programs in the fourth fiscal quarter of 2013. Gross margins improved versus the prior year periods due to the increased sales volume.

Due to the increase in orders, the book-to-bill ratio increased to 0.99 in the fourth fiscal quarter of 2013 from 0.93 in the third fiscal quarter of 2013.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.98 and 0.99, respectively, versus ratios of 0.91 and 0.96, respectively, during the third fiscal quarter of 2013.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2012 through the fourth fiscal quarter of 2013 (dollars in thousands):

	4th Quarter 2012	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013

MOSFETs
Net revenues	$104,156	$100,888	$115,563	$115,168	$117,858

Book-to-bill ratio	0.90	1.22	1.11	0.94	0.96

Gross profit margin	9.6%	12.8%	14.2%	13.7%	12.1%

Segment operating margin	0.1%	2.8%	4.9%	4.6%	4.5%

Diodes
Net revenues	$116,494	$125,112	$140,623	$140,790	$140,739

Book-to-bill ratio	1.01	1.28	1.17	0.88	0.98

Gross profit margin	17.3%	21.8%	22.3%	23.0%	21.4%

Segment operating margin	12.2%	17.1%	18.0%	18.6%	16.8%

Optoelectronic Components
Net revenues	$50,267	$56,226	$58,397	$56,847	$56,775

Book-to-bill ratio	1.03	1.08	1.00	0.87	1.05

Gross profit margin	32.8%	35.2%	32.8%	35.5%	31.1%

Segment operating margin	25.8%	28.8%	26.6%	29.0%	24.7%

Resistors & Inductors
Net revenues	$153,200	$165,866	$171,333	$178,175	$190,874

Book-to-bill ratio	0.94	1.07	1.04	1.04	0.95

Gross profit margin	28.4%	31.7%	31.7%	30.4%	31.9%

Segment operating margin	23.1%	26.6%	26.6%	25.3%	27.1%

Capacitors
Net revenues	$106,453	$106,162	$111,749	$111,910	$109,924

Book-to-bill ratio	0.93	1.06	1.05	0.84	1.07

Gross profit margin	17.5%	22.8%	19.2%	18.6%	19.6%

Segment operating margin	12.2%	17.4%	13.9%	13.3%	14.2%
__________

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

Our growth plan targets adding, through acquisitions, an average of approximately $100 million of revenues per year.  Depending on the opportunities available, we might make several smaller acquisitions or a few larger acquisitions. We intend to make such acquisitions using mainly cash, rather than debt or equity, although we do have capacity under our revolving credit facility if necessary. We are not currently targeting acquisitions with a purchase price larger than $500 million.

There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

2013 Activities

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

2012 Activities

On January 13, 2012, we acquired HiRel Systems LLC, a leading supplier of high reliability transformers, inductors, coils, and power conversion products, for approximately $85.5 million. The products and technology portfolio acquired further enhance our inductors portfolio, particularly in the field of custom magnetics for medical, military, aerospace and aviation, and applications in the industrial and commercial field such as renewable energy and test and measurement equipment.  For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from January 13, 2012.

2011 Activities

On September 28, 2011, we acquired the resistor businesses of Huntington Electric, Inc., for approximately $19.3 million. The businesses acquired further enhance our broad resistor portfolio, particularly in the high power and high current ranges, as well as with resistor assemblies for industrial applications. For financial reporting purposes, the results of operations for these businesses have been included in the Resistors & Inductors segment from September 28, 2011.

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods. Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness. On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $2.8 million of restructuring and severance expenses in the fourth fiscal quarter of 2013 for the expenses that were recognizable under GAAP during the period. The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

The programs primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also plan to implement two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The programs in total are expected to lower costs by approximately $36 million per year when fully implemented at expected cash costs of approximately $32 million.

The project for the MOSFETs segment will extend over a period of approximately two years. The manufacture of wafers for a substantial share of products will be transferred into a more cost-efficient fab. As a consequence, certain other wafer manufacturing currently occurring in-house will be transferred to third-party foundries.

The total cash costs associated with the MOSFETs initiatives, principally severance, are expected to be approximately $16 million. Once fully implemented, we anticipate that the MOSFETs programs will result in an annual reduction in variable and fixed manufacturing costs of approximately $23 million at current volumes.

The voluntary separation / early retirement offer has been made to employees worldwide who are eligible because they have met job classification, age, and/or years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally offer a cash loyalty bonus. All responses are due, subject to applicable rescission rights, on or before March 28, 2014. Accodingly, we expect most costs associated with this program will be recorded in the first fiscal quarter of 2014.  The voluntary separation / early retirement program will not impact manufacturing operations or our growth plan. Our named executive officers (as defined in our proxy statement) and certain other key employees, generally research, development, and engineering personnel, are not eligible for the voluntary separation / early retirement program. The effective separation / retirement date for most eligible employees who accept the offer will be June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

As expected, as of December 31, 2013, only a limited number of employees have tendered irrevocable voluntary termination notices. We have received satisfactory expressions of interest and we expect most formal responses to be received closer to the March 28 deadline.

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

Growth Plan
We are focused on enhancing stockholder value and improving earnings per share by growing our business and opportunistically repurchasing our stock. We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff by 18% since 2009 and plan to further increase it; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia by about 25% to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  These efforts as well as our broad and innovative product portfolio and strong position in distribution worldwide have us positioned very well in case of a dramatic upturn in the economy.  Our growth plan also targets adding, through acquisitions, $100 million of revenues per year on average. Since 2011, we have acquired the specialty product businesses of Huntington Electric, HiRel Systems, LLC, and MCB Industrie and we continue to explore additional acquisition opportunities despite the current economic volatility.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was weaker during the year ended December 31, 2013 compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2013 have been slightly unfavorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

When testing goodwill for impairment, we have the option of performing a qualitative assessment before performing the two-step quantitative impairment test. If we determine, on the basis of qualitative factors, that the fair value of the reporting unit is not more likely than not less than the carrying amount, the two-step impairment test is not required.  If we determine that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required.  In the first step of the quantitative impairment test, we determine the fair value of the reporting unit and compare the fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach). The comparable companies utilized are generally the members of our peer group included in the presentation of our stock performance graph in Item 5 of our Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

We assess the impairment of our long-lived assets, other than goodwill and indefinite-lived tradenames, including property and equipment, long-term prepaid assets, and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Long-lived assets are grouped at the lowest level of independent cash flows and evaluated as a group. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the assets, changes in historical or projected operating performance, and significant negative economic trends. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group, primarily determined using discounted future cash flows.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2013, one customer comprised 13.9% of our accounts receivable balance.  This customer comprised 14.7% of our accounts receivable balance as of December 31, 2012.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2013 or December 31, 2012.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly. We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Our U.S. plans include a plan qualified under the Employee Retirement Security Act of 1974 ("ERISA") and various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):
	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. qualified pension plan	$279,925	$295,633	$15,708	$-	$15,708	$78,324
U.S. non-qualified pension plans	35,448	-	(35,448)	22,899	(12,549)	6,060
German pension plans	187,335	-	(187,335)	4,682	(182,653)	39,223
Taiwanese pension plans	62,983	21,822	(41,161)	-	(41,161)	18,360
Other pension plans	30,208	27,037	(3,171)	-	(3,171)	4,069
OPEB plans	14,845	-	(14,845)	2,674	(12,171)	(4,536)
Other retirement obligations	14,017	-	(14,017)	-	(14,017)	-
	$624,761	$344,492	$(280,269)	$30,255	$(250,014)	$141,500

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

For our U.S. qualified plan, we establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Based on current market interest rate conditions and the current market value of the plan assets, our qualified defined benefit plan in the U.S. is fully-funded. Accordingly, we have revised the asset allocation strategy for this plan with the intention of further reducing risk.

Non-qualified plans in the U.S. are considered by law to be unfunded.  However, the Company maintains assets in a rabbi trust to fund benefit payments under certain of these plans. Such assets would be subject to creditor claims under certain conditions.  (See also Notes 11 and 18 to our consolidated financial statements.)

Many of our non-U.S. plans are unfunded based on local laws and customs. For those non-U.S. plans that do maintain investments, their asset holdings are primarily cash and fixed income securities, based on local laws and customs. Some non-U.S. plans also informally fund their plans by holding certain available-for-sale investments.  Such assets would be subject to creditor claims under certain conditions. (See also Note 18 to our consolidated financial statements.)

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

We expect net periodic pension cost in 2014 to be less than net periodic pension cost recognized in 2013, with a decrease in the amortization of unrecognized losses partially offset by lower expected returns on assets subsequent to implementation of our asset de-risking strategies.

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

We continue to seek to de-risk our pension exposures, especially given the frozen status of the U.S. plans and the current funded status. Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

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

These accruals are based on management's best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are examined and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  The U.S. Internal Revenue Service is currently conducting an examination of our U.S. federal tax returns for the years 2010 and 2011.  Because of net operating losses which were fully utilized on the 2010 tax return, our U.S. federal tax returns for 2003 through 2009 remain subject to examination.  Most principal subsidiaries in Israel are currently under examination for tax years 2008 through 2010.  The tax returns of other significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2011), China (2009), and the Republic of Taiwan (2007 through 2012).  In 2013, we settled an examination of the 2005 through 2008 tax years for our subsidiaries in Germany.  We and our subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

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

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2013	2012	2011

Costs of products sold	76.1%	76.4%	72.2%
Gross profit	23.9%	23.6%	27.8%
Selling, general, and administrative expenses	15.5%	15.7%	14.2%
Operating income	8.3%	8.5%	13.4%
Income before taxes and noncontrolling interest	7.4%	7.6%	12.8%
Net earnings attributable to Vishay stockholders	5.2%	5.5%	9.2%
________
Effective tax rate	29.8%	27.4%	27.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011

Net revenues	$2,370,979	$2,230,097	$2,594,029
Change versus prior year	$140,882	$(363,932)
Percentage change versus prior year	6.3%	-14.0%

Changes in net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Change in volume	8.3%	-11.5%
Decrease in average selling prices	-3.1%	-3.7%
Foreign currency effects	0.8%	-2.1%
Acquisitions	0.8%	2.3%
Other	-0.5%	1.0%
Net change	6.3%	-14.0%

Overall, the business conditions in 2013 were better than the 2012 conditions, but both years were below our expected run-rate. Our revenue results for the year ended December 31, 2011 also represent the effects of macroeconomic concerns, which reduced demand for our products in the last six fiscal months of the year, and the resulting quick adaptation of our manufacturing capacities in response thereto.  This period of macroeconomic concerns followed a period of favorable business conditions through the first six fiscal months of 2011 in which we achieved significantly higher annualized earnings than before the beginning of the 2008-2009 global economic recession at the same sales volume.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $84.3 million, $72.7 million, and $80.3 million, for the years ended December 31, 2013, 2012, and 2011, respectively, or, as a percentage of gross sales, 3.4%, 3.2%, and 3.0%, respectively. Actual credits issued under the programs for the years ended December 31, 2013, 2012, and 2011 were approximately $83.2 million, $76.9 million, and $82.3 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $6.4 million, $7.1 million, and $6.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2013 were 23.9%, as compared to 23.6% for year ended December 31, 2012.

Gross profit margins for the year ended December 31, 2012 were 23.6%, as compared to 27.8% for year ended December 31, 2011. This decrease in gross profit margin reflects significantly lower volume and lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Net revenues	$449,477	$433,682	$537,980
Change versus comparable prior year period	$15,795	$(104,298)
Percentage change versus comparable prior year period	3.6%	-19.4%

Changes in MOSFETs segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Change in volume	11.2%	-10.9%
Decrease in average selling prices	-6.3%	-9.9%
Foreign currency effects	0.2%	-0.7%
Other	-1.5%	2.1%
Net change	3.6%	-19.4%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Years ended December 31,
	2013	2012	2011

Gross margin percentage	13.2%	13.1%	23.3%

The MOSFETs segment was positively affected by increased demand from OEM customers in Asia in 2013.  The gross profit margin remained below expectations in 2013 as the increase in volume and lower materials prices were almost fully offset by the decrease in average selling prices and the negative effect of additional depreciation associated with our cost reduction program.  The decrease in gross profit margin from 2011 to 2012 is primarily due to decreases in sales volume and average selling prices. Also, a non-recurring manufacturing issue associated with purchased materials affected the 2012 results.

We have experienced significant declines in average selling prices in 2013 and 2012. The decline in 2013 is partially due to lower materials prices.  The decline in 2012 is partially due to selective volume based pricing for our MOSFETs products that we implemented in the second fiscal quarter of 2012.

On October 28, 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Net revenues	$547,264	$496,744	$607,493
Change versus comparable prior year period	$50,520	$(110,749)
Percentage change versus comparable prior year period	10.2%	-18.2%

Changes in Diodes segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Change in volume	13.8%	-14.9%
Decrease in average selling prices	-3.0%	-2.8%
Foreign currency effects	0.2%	-1.4%
Other	-0.8%	0.9%
Net change	10.2%	-18.2%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Years ended December 31,
	2013	2012	2011

Gross margin percentage	22.2%	20.0%	23.7%

The Diodes segment was positively affected by the increased demand from distributors in Asia in 2013, but negatively affected by the low demand from distributors in Asia in 2012.  The increase in gross profit margin from 2012 to 2013 is primarily due to the increase in sales volume, manufacturing efficiencies, and lower materials prices, partially offset by decreased average selling prices.  The decrease in the Diodes segment gross profit margin from 2011 to 2012 is primarily due to the decrease in sales volume.

Typical pricing pressure for our established Diodes products continues.  We have experienced moderate price declines versus the prior year periods.

The cost reduction programs announced on October 28, 2013 include two smaller projects to improve the results of the Diodes segment. These projects demonstrate our ongoing effort to improve the results of this segment.  See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Net revenues	$228,245	$209,194	$229,886
Change versus comparable prior year period	$19,051	$(20,692)
Percentage change versus comparable prior year period	9.1%	-9.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Change in volume	10.6%	-3.1%
Decrease in average selling prices	-2.3%	-3.5%
Foreign currency effects	1.3%	-2.8%
Other	-0.5%	0.4%
Net change	9.1%	-9.0%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Years ended December 31,
	2013	2012	2011

Gross margin percentage	33.6%	32.5%	32.5%

The Optoelectronic Components segment was relatively stable due to the continued strong demand of the automotive and industrial markets despite being negatively affected by the low demand from distributors in Asia in 2012. The Optoelectronic Components segment has now fully recovered with primarily volume-driven gross margin improvement.  The increase in gross profit margin in 2013 is due to increases in volume, partialy offset by lower average selling prices.  The segment gross profit margin remained high in 2012 despite a decrease in sales volume and average selling prices.

Typical pricing pressure for our established Optoelectronic Components products continues.  We have experienced slight declines in 2013 versus 2012 and moderate declines in 2012 versus 2011.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Net revenues	$706,248	$642,320	$640,854
Change versus comparable prior year period	$63,928	$1,466
Percentage change versus comparable prior year period	10.0%	0.2%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Change in volume	8.0%	-4.3%
Decrease in average selling prices	-1.6%	-1.5%
Foreign currency effects	1.1%	-3.1%
Acquisitions	2.9%	9.3%
Other	-0.4%	-0.2%
Net change	10.0%	0.2%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Years ended December 31,
	2013	2012	2011

Gross margin percentage	31.4%	31.8%	33.4%

The Resistors & Inductors segment has experienced four consecutive quarters of revenue growth.  The growth was experienced in almost all end markets and regions.  The biggest source of growth was from distributors.  The Resistors & Inductors segment was negatively affected in 2012 by a slowing of demand in Europe.  The segment gross profit margin remained high, but decreased slightly versus 2012 due to the increased volume and reduced material prices not being able to fully offset the reduction in average selling prices.  The segment gross profit margin remained high, but decreased slightly from 2011 to 2012 due to decreases in sales volume.

Along with our successful acquisitions of HiRel Systems and certain assets of Huntington Electric in the previous two years, MCB Industrie is positively contributing to gross margins of the Resistors & Inductors segment.

Average selling prices declined slightly in both 2013 versus 2012 and 2012 versus 2011.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Net revenues	$439,745	$448,157	$577,816
Change versus comparable prior year period	$(8,412)	$(129,659)
Percentage change versus comparable prior year period	-1.9%	-22.4%

Changes in Capacitors segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011

Change attributable to:
Decrease in volume	-0.6%	-19.6%
Decrease in average selling prices	-2.4%	-0.9%
Foreign currency effects	1.2%	-2.8%
Other	-0.1%	0.9%
Net change	-1.9%	-22.4%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Years ended December 31,
	2013	2012	2011

Gross margin percentage	20.0%	22.0%	28.0%

The Capacitors segment was negatively affected by the economic slow-down which began in the second half of 2012 and stagnation in demand for renewable energies as government spending declined.  Additionally, the segment experienced a decrease in sales to the automotive industry in 2013, which was partially offset by increased distributions sales.  The decrease in gross profit margin from 2012 to 2013 is primarily due to the decrease in sales volume and average selling prices.  The decrease in gross profit margin from 2011 to 2012 is primarily due to the decrease in sales volume and some temporary inefficiencies. The Capacitors segment was adversely affected by high distributor inventory levels in the second half of 2011.

Lower demand and a reduction in material prices have increased the pressure on average selling prices.  Average selling prices declined slightly in both 2013 versus 2012 and 2012 versus 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011

Total SG&A expenses	$368,542	$349,625	$367,623
as a percentage of sales	15.5%	15.7%	14.2%

The overall increase in SG&A expenses in the year ended December 31, 2013 versus the year ended December 31, 2012 is primarily attributable to less austere temporary cost reduction programs implemented in 2013 versus 2012 due to differences in economic environment. The overall decrease in SG&A expenses in the year ended December 31, 2012 versus the year ended December 31, 2011 is primarily attributable to cost containment initiatives and certain temporary cost reduction programs, lower bonus accruals for 2012, and a positive exchange rate impact, partially offset by SG&A expenses of acquired businesses.  Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2013	2012	2011

Amortization of intangible assets	$15,068	$14,754	$14,684
Net losses (gains) on sales of assets	26	(741)	(930)

The acquisitions of the resistor businesses of Huntington Electric in the third fiscal quarter of 2011, HiRel Systems LLC in the first fiscal quarter of 2012, and MCB Industrie S.A. in the second fiscal quarter of 2013 increased our amortizable intangible assets balance by $56.5 million. See Note 3 to our consolidated financial statements for an estimate of our annual amortization expense through 2018. Additional acquisition activity will increase these amounts.

Amortization expense remained stable in 2012 versus 2011 principally due to certain intangible assets becoming fully amortized, which was offset by the amortization of intangible assets recognized in the aforementioned acquisitions of the resistors businesses of Huntington Electric in the third fiscal quarter of 2011 and HiRel Systems LLC in the first fiscal quarter of 2012.

We also recorded a $12.2 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line in the consolidated statement of operations for the year ended December 31, 2012.

On October 28, 2013, we announced a voluntary separation / early retirement program targeting SG&A expenses. See "Cost Management" above.

Other Income (Expense)

2013 Compared to 2012

Interest expense for the year ended December 31, 2013 increased by $0.5 million versus the year ended December 31, 2012. The increase is primarily due to interest on convertible senior debentures due 2042 that were issued on May 31, 2012.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2013	2012	Change

Foreign exchange gain (loss)	$(993)	$(3,654)	$2,661
Interest income	4,566	7,626	(3,060)
Other	(1,720)	(532)	(1,188)
	$1,853	$3,440	$(1,587)

The decrease in interest income in the year ended December 31, 2013 versus the year ended December 31, 2012 is primarily due to lower interest rates on the short-term investments in 2013 versus 2012.

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

Income Taxes

For the years ended December 31, 2013, 2012, and 2011, the effective tax rates were 29.8%, 27.4%, and 27.5%, respectively. The effective tax rates are generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances when facts and circumstances permit.

Income tax expense for the years ended December 31, 2013, 2012, and 2011 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items total $(4.2) million (tax benefit), $(4.0) million (tax benefit), and $3.5 million in 2013, 2012, and 2011, respectively.

For the year ended December 31, 2013, the discrete items include a $2.9 million benefit recorded in the third fiscal quarter due to a new tax law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases our deferred tax assets and a $1.3 million benefit recorded in the first fiscal quarter due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013.

For the year ended December 31, 2012, the discrete item is the reduction of a valuation allowance on a deferred tax asset in Israel due to a merger of several of our wholly-owned subsidiaries in Israel in the fourth fiscal quarter, which will allow for the realization of these tax benefits that likely otherwise would have been forgone.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock. We have generated cash flows from operations in excess of $200 million in each of the past 12 years, and cash flows from operations in excess of $100 million in each of the past 19 years.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash," a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends. Vishay has generated positive "free cash" in each of the past 17 years, and "free cash" in excess of $80 million in each of the past 12 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash in line with our history despite the volatile economic environment during the year ended December 31, 2013. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013. The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan. The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At December 31, 2013 and 2012, $114 million and $89 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

The credit facility also limits or restricts us, from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and making other restricted payments, and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2013.  Our interest expense coverage ratio and leverage ratio were 12.46 to 1 and 1.86 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At December 31, 2013, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $204.6 million.  On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The initial cash dividend of $0.06 per share of common stock and Class B common stock will be paid on March 27, 2014 to stockholders of record at the close of business on March 3, 2014.  The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $89 million at December 31, 2012. We borrowed $189 million and repaid $164 million on our credit facility during the year ended December 31, 2013.  Included in both the amounts borrowed and repaid is $108 million borrowed to repay the amounts outstanding on our credit facility at the time it was amended and restated.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $103.3 million and the highest amount outstanding on our credit facility at a month end was $114 million during the year ended December 31, 2013.

Management expects to continue to maintain the outstanding balance on the credit facility around its current level, and may periodically pay down the balance with available cash or use the credit facility to meet short-term financing needs. We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans. Acquisition activity or share repurchases may require additional borrowing under our credit facility or may otherwise require us to incur additional debt. No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in August 2018.

Substantially all of our December 31, 2013 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. Our substantially undrawn credit facility provides us with significant liquidity in the U.S.

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

The following table summarizes the components of net cash and short-term investments (debt) at December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013	December 31, 2012

Credit Facility	$114,000	$89,000
Exchangeable unsecured notes, due 2102	38,642	95,042
Convertible senior debentures, due 2040*	101,846	100,166
Convertible senior debentures, due 2041*	52,264	51,399
Convertible senior debentures, due 2042*	58,159	57,324
Total debt	364,911	392,931

Cash and cash equivalents	640,348	697,595
Short-term investments	511,231	294,943

Net cash and short-term investments (debt)	$786,668	$599,607

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

Our financial condition as of December 31, 2013 continued to be strong, with a current ratio (current assets to current liabilities) of 4.4 to 1, as compared to 4.3 to 1 as of December 31, 2012. The slight increase is primarily due to an increase in cash and short-term investments in 2013. Our ratio of total debt to Vishay stockholders' equity was 0.19 to 1 at December 31, 2013 as compared to a ratio of 0.24 to 1 at December 31, 2012. The significant decrease in the ratio is primarily due to the exchange by a holder of $56.4 million principal amount of our exchangeable unsecured notes for shares of our common stock in the third fiscal quarter of 2013.

Cash flows provided by operating activities were $292.1 million for the year ended December 31, 2013, as compared to cash flows provided by operations of $287.5 million for the year ended December 31, 2012.

Cash paid for property and equipment for the year ended December 31, 2013 was $153.1 million, as compared to $150.3 million for the year ended December 31, 2012. We expect capital spending of approximately $160 million in 2014.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2013 we had contractual obligations as follows (in thousands):

		Payments due by period

	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$727,642	$-	$-	$114,000	$613,642
Interest payments on long-term debt	383,771	17,545	35,091	33,310	297,825
Operating and capital leases	82,100	26,954	38,175	14,173	2,798
Letters of credit	7,655	-	-	7,655	-
Expected pension and postretirement plan funding	393,905	34,435	69,834	82,740	206,896
Estimated costs to complete construction in progress	35,541	35,541	-	-	-
Uncertain tax positions, including interest and penalties	53,643	4,489	-	-	49,154
Purchase commitments	167,113	40,319	91,333	35,461	-
Other long-term liabilities	50,272	-	4,200	2,700	43,372
Executive employment agreement	10,000	10,000	-	-	-
Total contractual cash obligations	$1,911,642	$169,283	$238,633	$290,039	$1,213,687

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with our convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102, and include facility fees under our revolving credit facility, which expires on August 8, 2018.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debentures due 2040, due 2041, and due 2042.

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $614 million of our outstanding debt instruments are convertible into or exchangeable for common stock at the option of the holder.  Also, although we intend to net share settle our convertible senior debentures due 2040, due 2041, and due 2042, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our variable-rate exchangeable notes due 2102 and revolving credit facility are based on the rate prevailing at December 31, 2013, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2013 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax examinations throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations were not material to us as of December 31, 2013, and are included in the uncertain tax positions disclosed above.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. The purchase commitments in the table above represent the estimated minimum commitments for silicon wafers under these agreements.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2013. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

As more fully described in Note 13 to our consolidated financial statements, on May 13, 2009, we entered into an amended and restated employment agreement with the late Dr. Felix Zandman, our founder and former Executive Chairman, Chief Technical and Business Development Officer. Pursuant to the amended and restated employment agreement, Dr. Zandman received $10 million upon signing the agreement and five additional annual payments of $10 million each, one of which remains to be paid to his estate as of December 31, 2013. Dr. Zandman's passing in June 2011 had no effect on the timing of these payments.

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

See also "Commodity Price Risk" included in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for additional related information.

Recent Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, new accounting guidance became effective for us in 2013. There is no effective accounting guidance pending adoption as of December 31, 2013 that is expected to have a material effect on our future financial position, results of operations, or liquidity.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2013, 2012, and 2011 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our exchangeable notes due 2102. The exchangeable notes, of which $38.6 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2013, we had $114 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.75%.

Our convertible senior debentures due 2040, due 2041, and due 2042 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2013, we have $640.3 million of cash and cash equivalents and $511.2 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2013, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.4 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, we utilize forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2013, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel, the Czech Republic, and China because the percentage of expenses denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total sales.  Therefore, if the Israeli shekel, Czech koruna, and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced.  Where possible, we maintain local currency denominated cash balances in these countries approximately equal to the local currency liabities to naturally hedge our exposures.  We also have a higher percentage of Euro-denominated sales than expenses.  Therefore, when the Euro strengthens against all or most of our other major currencies, our operating profit is increased.  Accordingly, we monitor several important cross-rates.

We have performed sensitivity analyses as of December 31, 2013 and 2012, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2013 and 2012. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.4 million and $4.1 million at December 31, 2013 and December 31, 2012, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $7.1 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the 1992 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K
1.	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2013 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.
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

3.2	Amended and Restated Bylaws dated June 1, 2011. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 2, 2011.
4.1	Note Instrument, dated as of December 13, 2002. Incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2002.
4.2
Indenture, dated as of November 9, 2010, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 9, 2010.

4.3
Indenture, dated as of May 13, 2011, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed May 13, 2011.

4.4
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

10.40*
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

10.43
Amendment No. 1 to Lease Agreement, dated March 1, 2012, between Vishay Advanced Technology, Ltd. And V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.44*
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

10.46*
Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.47
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

10.49*
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.50
Lease Agreement between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd. Incorporated by reference to Exhibit 10.14 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.51
Credit Agreement, dated as of December 1, 2010 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 1, 2010

10.52
First Amendment and Waiver to Credit Agreement dated March 2, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2011.

10.53
Second Amendment dated September 8, 2011, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 9, 2011.

10.54
Third Amendment and Incremental Facility Agreement dated April 3, 2012, among Vishay Intertechnology, Inc., the Incremental Revolving Lenders party hereto, and JPMorgan Chase Bank, N.A. in its capacities as administrative agent and issuing bank. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 3, 2012.

10.55
Credit Agreement, dated as of December 1, 2010, as amended and restated as of August 8, 2013 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 8, 2013.

10.56†
Vishay Intertechnology, Inc. Deferred Compensation Plan (as amended and restated, effective November 15, 2011). Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (No. 333-178895) filed January 5, 2012.

10.57†**	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement.
10.58†**	Vishay Intertechnology, Inc. Form of Executive Officer Amended Restricted Stock Unit Agreement.
10.59†**	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement.
10.60†**	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
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
February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 19, 2014
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 19, 2014
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 19, 2014
Marc Zandman	the Board of Directors

/s/ Abraham Ludomirski	Director	February 19, 2014
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 19, 2014
Frank D. Maier

/s/ Wayne M. Rogers	Director	February 19, 2014
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 19, 2014
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 19, 2014
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 19, 2014
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 19, 2014
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 19, 2014
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Vishay Intertechnology Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Vishay Intertechnology Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on Vishay Intertechnology Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2014

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$640,348	$697,595

Short-term investments	511,231	294,943

Accounts receivable, net of allowances for doubtful accounts of $2,613 and $2,534, respectively	274,083	247,035

Inventories:
Finished goods	109,617	109,571
Work in process	197,600	177,350
Raw materials	125,491	120,728
Total inventories	432,708	407,649

Deferred income taxes	21,716	24,385
Prepaid expenses and other current assets	100,594	119,656
Total current assets	1,980,680	1,791,263

Property and equipment, at cost:
Land	93,685	92,348
Buildings and improvements	560,418	523,091
Machinery and equipment	2,340,778	2,163,182
Construction in progress	95,278	101,570
Allowance for depreciation	(2,163,540)	(1,965,639)
Property and equipment, net	926,619	914,552

Goodwill	43,132	34,866

Other intangible assets, net	129,951	133,717

Other assets	156,757	141,879
Total assets	$3,237,139	$3,016,277

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)
Liabilities and stockholders' equity	December 31, 2013	December 31, 2012
Current liabilities:
Notes payable to banks	$2	$6
Trade accounts payable	163,894	147,936
Payroll and related expenses	120,997	108,353
Other accrued expenses	146,670	148,660
Income taxes	17,502	7,215
Total current liabilities	449,065	412,170

Long-term debt, less current portion	364,911	392,931
Deferred income taxes	157,640	129,379
Other liabilities	99,426	108,600
Accrued pension and other postretirement costs	287,901	344,961
Total liabilities	1,358,943	1,388,041

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 135,202,081 and 131,143,534 shares outstanding	13,520	13,114
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,129,227 and 12,129,227 shares outstanding	1,213	1,213
Capital in excess of par value	2,054,087	1,999,901
(Accumulated deficit) retained earnings	(257,698)	(380,678)
Accumulated other comprehensive income (loss)	61,634	(10,222)
Total Vishay stockholders' equity	1,872,756	1,623,328
Non controlling interests	5,440	4,908
Total equity	1,878,196	1,628,236
Total liabilities and equity	$3,237,139	$3,016,277

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011

Net revenues	$2,370,979	$2,230,097	$2,594,029
Costs of products sold	1,803,719	1,703,424	1,874,043
Gross profit	567,260	526,673	719,986

Selling, general, and administrative expenses	368,542	349,625	367,623
Restructuring and severance costs	2,814	-	-
Executive compensation charges (credit)	(1,778)	-	5,762
Gain on sale of property	-	(12,153)	-
Operating income	197,682	189,201	346,601

Other income (expense):
Interest expense	(23,130)	(22,604)	(19,277)
Other	1,853	3,440	3,792
	(21,277)	(19,164)	(15,485)

Income before taxes	176,405	170,037	331,116

Income tax expense	52,636	46,506	91,119

Net earnings	123,769	123,531	239,997

Less: net earnings attributable to noncontrolling interests	789	793	1,176

Net earnings attributable to Vishay stockholders	$122,980	$122,738	$238,821

Basic earnings per share attributable to Vishay stockholders:	$0.85	$0.82	$1.49

Diluted earnings per share attributable to Vishay stockholders:	$0.81	$0.79	$1.42

Weighted average shares outstanding - basic	144,856	149,020	160,094

Weighted average shares outstanding - diluted	151,417	155,844	168,514

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2013	2012	2011

Net earnings	$123,769	$123,531	$239,997

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	23,537	14,567	(26,441)

Pension and other post-retirement actuarial items	49,038	(29,759)	(29,207)

Unrealized gain (loss) on available-for-sale securities	(719)	1,192	(1,065)

Other comprehensive income (loss)	71,856	(14,000)	(56,713)

Comprehensive income	195,625	109,531	183,284

Less: comprehensive income attributable to noncontrolling interests	789	793	1,176

Comprehensive income attributable to Vishay stockholders	$194,836	$108,738	$182,108

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2013	2012	2011

Continuing operating activities
Net earnings	$123,769	$123,531	$239,997
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	170,132	168,555	179,706
(Gain) loss on disposal of property and equipment	26	(12,894)	(930)
Accretion of interest on convertible debentures	3,646	3,028	2,046
Inventory write-offs for obsolescence	19,108	20,865	21,118
Pensions and other postretirement benefits, net of contributions	(9,327)	(12,146)	(11,385)
Deferred income taxes	1,734	(6,828)	14,108
Other	(7,009)	8,530	(16,120)
Net change in operating assets and liabilities, net of effects of businesses acquired	(10,009)	(5,152)	(52,503)
Net cash provided by continuing operating activities	292,070	287,489	376,037

Continuing investing activities
Capital expenditures	(153,077)	(150,291)	(168,641)
Proceeds from sale of property and equipment	4,681	10,241	2,162
Purchase of businesses, net of cash acquired	(23,034)	(85,493)	(19,335)
Purchase of short-term investments	(664,867)	(381,040)	(497,258)
Maturity of short-term investments	465,668	339,287	226,792
Sale of investments	-	-	2,167
Other investing activities	(176)	(1,828)	1,350
Net cash used in continuing investing activities	(370,805)	(269,124)	(452,763)

Continuing financing activities
Proceeds from long-term borrowings	-	150,000	150,000
Issuance costs	(4,558)	(4,827)	(4,429)
Principal payments on long-term debt and capital leases	(28)	(27)	(681)
Net proceeds (payments) on revolving credit lines	25,000	(66,000)	(85,000)
Common stock repurchases	-	(150,000)	(150,000)
Net changes in short-term borrowings	(146)	(115)	(10)
Distributions to noncontrolling interests	(257)	(1,040)	(1,440)
Proceeds from stock options exercised	-	174	9,675
Excess tax benefit from stock options exercised	196	-	555
Other financing activites	(3,638)	-	-
Net cash provided by (used in) continuing financing activities	16,569	(71,835)	(81,330)
Effect of exchange rate changes on cash and cash equivalents	4,919	1,977	9,806

Net decrease in cash and cash equivalents	(57,247)	(51,493)	(148,250)

Cash and cash equivalents at beginning of year	697,595	749,088	897,338
Cash and cash equivalents at end of year	$640,348	$697,595	$749,088

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2011	$15,061	$1,435	$2,156,981	$(742,237)	$60,491	$1,491,731	$5,419	$1,497,150
Net earnings	-	-	-	238,821	-	238,821	1,176	239,997
Other comprehensive income (loss)	-	-	-	-	(56,713)	(56,713)	-	(56,713)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,440)	(1,440)
Phantom and restricted stock issuances (193,602 shares)	20	-	(161)	-	-	(141)	-	(141)
Issuance of convertible debentures due 2041	-	-	62,246	-	-	62,246	-	62,246
Stock repurchase (8,620,689 shares)	(862)	-	(149,138)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	6,832	-	-	6,832	-	6,832
Stock options exercised (650,621 shares)	65	-	9,610	-	-	9,675	-	9,675
Tax effects of stock plan	-	-	555	-	-	555	-	555
Conversions from Class B to common stock (900,290 shares)	90	(90)	-	-	-	-	-	-
Balance at December 31, 2011	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161
Net earnings	-	-	-	122,738	-	122,738	793	123,531
Other comprehensive income (loss)	-	-	-	-	(14,000)	(14,000)	-	(14,000)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,040)	(1,040)
Phantom and restricted stock issuances (11,323 shares)	1	-	(9)	-	-	(8)	-	(8)
Issuance of convertible debentures due 2042	-	-	57,874	-	-	57,874	-	57,874
Stock repurchase (13,948,687 shares)	(1,395)	-	(148,605)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	3,544	-	-	3,544	-	3,544
Stock options exercised (22,095 shares)	2	-	172	-	-	174	-	174
Conversions from Class B to common stock (1,323,322 shares)	132	(132)	-	-	-	-	-	-
Balance at December 31, 2012	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	122,980	-	122,980	789	123,769
Other comprehensive income	-	-	-	-	71,856	71,856	-	71,856
Distributions to noncontrolling interests	-	-	-	-	-	-	(257)	(257)
Restricted stock issuances (393,818 shares)	40	-	(2,680)	-	-	(2,640)	-	(2,640)
Stock compensation expense	-	-	636	-	-	636	-	636
Tax effects of stock plan	-	-	196	-	-	196	-	196
Issuance of common stock for exchangeable unsecured notes (3,664,729 shares)	366	-	56,034	-	-	56,400	-	56,400
Balance at December 31, 2013	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
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

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2013 through the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

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

Note 1 – Summary of Significant Accounting (continued)

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $6,362, $7,131, and $6,633 for the years ended December 31, 2013, 2012, and 2011, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $62,090, $57,164, and $55,809, for the years ended December 31, 2013, 2012, and 2011, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Grants

Government grants received by certain subsidiaries, primarily in Israel, are recognized as income in accordance with the purpose of the specific contract and in the period in which the related expense is incurred. Grants recognized as a reduction of costs of products sold were $406, $351, and $483 for the years ended December 31, 2013, 2012, and 2011, respectively. Deferred grant income included in other liabilities on the consolidated balance sheets was $1,882 and $1,548 at December 31, 2013 and 2012, respectively. The grants are subject to certain conditions, including maintaining specified levels of employment for periods up to ten years. Noncompliance with such conditions could result in the repayment of grants. However, management expects that the Company will comply with all terms and conditions of the grants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet GAAP criteria of "more likely than not" to be realilzed.  This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

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

These accruals for tax-related uncertainties are based on management's best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited by tax authorities and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to the Company's effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.  The amount included in current liabilities on the accompanying consolidated balance sheets reflect only amounts expected to be settled in cash within one year.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2013 and 2012, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $62, $(24), and $(93) for the years ended December 31, 2013, 2012, and 2011, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2013 was approximately $35,541. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $155,064, $153,801, and $165,022 for the years ended December 31, 2013, 2012, and 2011, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

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

There was no impairment identified through the annual impairment tests completed in 2013, 2012, or 2011.

Upon determining that an intangible asset classified as indefinite-lived is impaired, the Company reassesses the useful life of the impaired assets and begins to amortize the remaining carrying value over that useful life if it is determined that the asset no longer has an indefinite useful life.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Impairment of Long-Lived Assets

The carrying value of long-lived assets held-and-used, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life has changed. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group.  Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group.  Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for anticipated disposal costs.

Available-for-Sale Securities

Other assets reported on the consolidated balance sheets include investments in marketable securities which are classified as available-for-sale. These assets include assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company's other postretirement benefit obligations outside of the U.S. These assets are reported at fair value, based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders' equity until sold. At the time of sale the assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2013 and 2012, outstanding derivative instruments were not material.

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

Note 1 – Summary of Significant Accounting (continued)

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

Stock-Based Compensation

Compensation costs related to stock-based payment transactions are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  The Company recognizes compensation cost for restricted stock units ("RSUs") that are expected to vest and records cumulative adjustments in the period that the expectation changes.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2013 and 2012 do not include claims against third parties.

Restructuring and Severance Costs

Restructuring and severance costs reflect charges resulting from cost reduction programs implemented by the Company.  Restructuring and severance costs include exit costs, severance benefits pursuant to an on-going arrangement, voluntary termination compensation under a defined program, and any related pension curtailment and settlement charges.

The Company recognizes expense for one-time benefits only after management has committed to a plan, the plan is sufficiently detailed to provide the number, classification, and location of employees to be terminated as well as the expected completion date, the plan has been sufficiently communicated to employees such that they are able to determine the type and amount of benefits they will receive if terminated, and it is unlikely that the plan will be significantly changed or withdrawn. If an employee is not required to render service beyond a minimum retention period, the Company recognizes expense once the aforementioned criteria have been met. If an employee is required to render service beyond a minimum retention period, the Company recognizes expense over the period that the employee is required to render future service.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

The Company recognizes expense for on-going benefit arrangements when the liability is reasonably estimable and considered probable.

The Company recognizes expense for voluntary separation / early retirement when the employee delivers an irrevocable voluntary termination notice pursuant to a defined company program.

The Company recognizes other exit costs as incurred.

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers' compensation, general liability, property damage, director and officers' liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2013, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance. The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2013 and 2012.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $7,927 and $7,752 is included in other noncurrent assets at December 31, 2013 and 2012, respectively, representing required statutory reserves of the captive insurance entity.

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

Year ended December 31, 2013

MCB Industrie S.A.

On June 13, 2013, Vishay acquired MCB Industrie S.A. ("MCB Industrie") in France, a well-established manufacturer of specialty resistors and sensors, for $23,034, net of cash acquired. The products and technology portfolio acquired is expected to enable Vishay to expand its presence in the European industrial market. For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from June 13, 2013. The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2013. Based on an estimate of their fair values, the Company allocated $5,433 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,985 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012 were as follows:

	Resistors & Inductors	Total

Balance at January 1, 2012	$9,051	$9,051
HiRel Systems acquisition	25,815	25,815
Balance at December 31, 2012	$34,866	$34,866
MCB Industrie acquisition	7,985	7,985
Exchange rate effects	281	281
Balance at December 31, 2013	$43,132	$43,132

Other intangible assets are as follows:

	December 31,
	2013	2012

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$92,842	$83,383
Capitalized software	55,893	56,162
Customer relationships	99,558	97,451
Tradenames	35,845	34,534
Non-competition agreements	1,948	1,700
	286,086	273,230
Accumulated amortization:
Patents and acquired technology	(66,337)	(61,269)
Capitalized software	(50,006)	(50,161)
Customer relationships	(40,727)	(33,416)
Tradenames	(18,560)	(14,579)
Non-competition agreements	(864)	(447)
	(176,494)	(159,872)
Net Intangible Assets Subject to Amortization	109,592	113,358

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$129,951	$133,717

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 3 – Goodwill and Other Intangible Assets (continued)

Amortization expense (excluding capitalized software) was $15,068, $14,754, and $14,684, for the years ended December 31, 2013, 2012, and 2011, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2013 for each of the next five years is as follows:

2014	$17,268
2015	17,207
2016	15,552
2017	11,702
2018	8,277

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

The Company did not initiate any new restructuring projects in the years ended December 31, 2012, 2011, or 2010.

On October 28, 2013, the Company announced various cost reduction programs as part of its continuous efforts to improve efficiency and operating performance. The cash costs of these programs, primarily severance, are expected to be approximately $32,000.  Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.  Many of the severance costs will be recognized ratably over the required stay periods.

The following table summarizes restructuring and related expenses which were recognized during the year ended December 31, 2013 and reported on a separate line in the accompanying consolidated statement of operations:

MOSFETs Enhanced Competitiveness Program	$2,328
Voluntary Separation / Retirement Program	486
Total	2,814

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a period of discrete steps, the manufacture of wafers for a substantial share of products will be transferred into a more cost-efficient fab. As a consequence, certain other manufacturing currently occurring in-house will be transferred to third-party foundries (see Note 13).

The total severance costs associated with these initiatives are expected to be approximately $16,000. Employees generally must remain with the Company during the production transfer period. Accordingly, the Company will accrue these severance costs ratably over the respective employees' remaining service periods.

Voluntary Separation / Retirement Program

The voluntary separation / early retirement program was offered to employees worldwide who were eligible because they met job classification, age, and years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally include a cash loyalty bonus based on years of service. All responses are due, subject to applicable rescission rights, on or before March 28, 2014.

The Company expects most costs associated with this program to be recorded in the first fiscal quarter of 2014.  As of December 31, 2013, the Company received a limited number of irrevocable voluntary termination notices and recorded the related separation costs.

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a short transition period.

Gain on Sale of Vacated Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200. At closing, Vishay recognized a gain on the sale of the property of $12,153 within its statements of operations and proceeds from the sale of property and equipment of $3,406 within its statement of cash flows. The remaining proceeds are reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received.  At December 31, 2013, the remaining amount receivable by the Company is $3,586.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2013	2012	2011

Domestic	$(26,065)	$(15,995)	$2,143
Foreign	202,470	186,032	328,973
	$176,405	$170,037	$331,116

Significant components of income taxes are as follows:

	Years ended December 31,
	2013	2012	2011

Current:
Federal	$(603)	$8,409	$10,968
State and local	280	574	(801)
Foreign	51,225	44,351	66,844
	50,902	53,334	77,011
Deferred:
Federal	2,215	(8,557)	6,188
State and local	92	(240)	(2,286)
Foreign	(573)	1,969	10,206
	1,734	(6,828)	14,108
Total income tax expense	$52,636	$46,506	$91,119

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Pension and other retiree obligations	$34,343	$58,577
Inventories	8,759	13,881
Net operating loss carryforwards	182,691	158,638
Tax credit carryforwards	20,780	16,180
Other accruals and reserves	31,469	34,194
Total gross deferred tax assets	278,042	281,470
Less valuation allowance	(183,289)	(166,266)
	94,753	115,204
Deferred tax liabilities:
Tax over book depreciation	(10,652)	(13,975)
Earnings not permanently reinvested	-	(1,652)
Convertible debentures	(162,371)	(149,113)
Other - net	(5,932)	(2,711)
Total gross deferred tax liabilities	(178,955)	(167,451)

Net deferred tax assets (liabilities)	$(84,202)	$(52,247)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2013	2012	2011

Tax at statutory rate	$61,742	$59,513	$115,891
State income taxes, net of U.S. federal tax benefit	242	217	(2,005)
Effect of foreign operations	(18,696)	(19,083)	(52,609)
Unrecognized tax benefits	2,862	6,626	4,869
Change in valuation allowance on non-U.S. deferred tax assets	(285)	(4,036)	(5,554)
Tax benefit of operating loss carryforwards	(1,259)	(671)	(1,588)
Foreign income taxable in the U.S.	11,961	7,476	22,822
Tax on foreign dividends paid to the U.S.	-	-	15,453
U.S. foreign tax credits	-	(4,257)	(12,322)
Effect of statutory rate changes on deferred tax assets	(2,867)	-	9,040
Other	(1,064)	721	(2,878)
Total income tax expense	$52,636	$46,506	$91,119

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2013, 2012, and 2011 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $(4,197) (tax benefit), $(4,036) (tax benefit), and $3,486 in 2013, 2012, and 2011, respectively.

For the year ended December 31, 2013, the discrete items include a $2,867 benefit recorded in the third fiscal quarter due to a new tax law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases the deferred tax assets, and a $1,330 benefit recorded in the first fiscal quarter due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013.

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

At December 31, 2013, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$13,699	No expiration
Belgium	196,898	No expiration
Brazil	16,736	No expiration
Germany	49,880	No expiration
Israel	79,406	No expiration
Netherlands	24,136	2014 - 2022
United States	41,575	2033

California	54,317	2016 - 2033
Pennsylvania	637,923	2018 - 2033

Approximately $72,926 of the carryforwards in Belgium resulted from the Company's acquisition of BCcomponents in 2002.  Valuation allowances of $24,788 and $23,946, as of December 31, 2013 and 2012, respectively, have been recorded through goodwill for these acquired net operating losses. Prior to the adoption of updated guidance in ASC Topic 805 on January 1, 2009, if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill. After the adoption of the updated guidance on January 1, 2009, the benefits of such losses are recorded as a reduction of tax expense. In 2013, 2012, and 2011, the tax benefit recognized through a reduction of acquisition-date valuation allowances recorded as a reduction of tax expense was $0, $0, and $4,299, respectively.  The reduction in valuation allowances included pre-acquisition allowances for losses in Austria and Netherlands.

At December 31, 2013, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$11,026	2020 - 2022
California Research Credit	9,062	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2013, no provision has been made for U.S. federal and state income taxes on approximately $2,752,155 of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

Net income taxes paid were $44,757, $46,611, and $126,918 for the years ended December 31, 2013, 2012, and 2011, respectively.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2013	2012	2011

Balance at beginning of year	$51,771	$48,152	$52,066
Addition based on tax positions related to the current year	-	665	2,459
Addition based on tax positions related to prior years	4,015	3,498	7,232
Currency translation adjustments	310	(215)	(749)
Reduction based on tax positions related to prior years	(2,054)	-	(3,293)
Reduction for settlements	(7,316)	(329)	(9,528)
Reduction for lapses of statute of limitation	(849)	-	(35)
Balance at end of year	$45,877	$51,771	$48,152

All of the unrecognized tax benefits of $45,877 and $51,771, as of December 31, 2013 and 2012, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2013 and 2012, the Company had accrued interest and penalties related to the unrecognized tax benefits of $7,766 and $8,513, respectively. During the years ended December 31, 2013, 2012, and 2011, the Company recognized $2,218, $2,833, and $3,795, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  The U.S. Internal Revenue Service is currently conducting an examination of Vishay's U.S. federal tax returns for the years 2010 and 2011.  Because of net operating losses which were fully utilized on the 2010 tax return, the Company's U.S. federal tax returns for 2003 through 2009 remain subject to examination.  Most principal subsidiaries in Israel are currently under examination for tax years 2008 through 2010.  The tax returns of other significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2011), China (2009), and the Republic of Taiwan (2007 through 2012).  In 2013, the Company settled an examination of the 2005 through 2008 tax years for its subsidiaries in Germany.  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $30,900 to $35,000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012

Credit facility	$114,000	$89,000
Exchangeable unsecured notes, due 2102	38,642	95,042
Convertible senior debentures, due 2040	101,846	100,166
Convertible senior debentures, due 2041	52,264	51,399
Convertible senior debentures, due 2042	58,159	57,324
	364,911	392,931
Less current portion	-	-
	$364,911	$392,931

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

The borrowings under the Credit Facility are secured by a lien on substantially all assets, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, assets located outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries. Certain of the Company's subsidiaries are permitted to borrow under the Credit Facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the Credit Facility are guaranteed by Vishay and certain subsidiaries. The Credit Facility also limits or restricts the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions, making asset sales, and making other restricted payments, and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

The Credit Facility permits the Company to repurchase shares of its common stock or pay cash dividends up to a permitted capacity, conditioned upon Vishay maintaining (i) a pro forma leverage ratio of 2.75 to 1.00, (ii) a pro forma interest expense coverage ratio of 2.00 to 1.00, and (iii) $300,000 of available liquidity, as defined in the Credit Facility.  The permitted capacity to repurchase shares of the Company's outstanding common stock or pay cash dividends under the Credit Facility increases each quarter by an amount equal to 20% of net income. At December 31, 2013, the Credit Facility allows the Company to repurchase its common stock or pay cash dividends up to $204,596 (See Note 7).  The amount and timing of any future stock repurchases or cash dividends remains subject to authorization of the Company's Board of Directors.

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

At December 31, 2013 and 2012, there was $518,345 and $431,295, respectively, available under the Credit Facility. Letters of credit totaling $7,655 and $7,705 were outstanding at December 31, 2013 and 2012, respectively.

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

The payment of cash dividends results in an adjustment to the conversion rate and effective conversion price for each issuance of the convertible senior debentures (See Note 7).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value

December 31, 2013
Due 2040	$275,000	(173,645)	491	$101,846	$110,094
Due 2041	$150,000	(98,085)	349	$52,264	$62,246
Due 2042	$150,000	(92,038)	197	$58,159	$57,874
Total	$575,000	$(363,768)	$1,037	$212,269	$230,214

December 31, 2012
Due 2040	$275,000	(175,456)	622	$100,166	$110,094
Due 2041	$150,000	(99,000)	399	$51,399	$62,246
Due 2042	$150,000	(92,958)	282	$57,324	$57,874
Total	$575,000	$(367,414)	$1,303	$208,889	$230,214

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

Interest expense related to the debentures is reflected on the consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2013
Due 2040	$6,188	1,811	88	(131)	$7,956
Due 2041	$3,375	915	47	(50)	$4,287
Due 2042	$3,375	920	54	(85)	$4,264
Total	$12,938	$3,646	$189	$(266)	$16,507

2012
Due 2040	$6,188	1,675	88	28	$7,979
Due 2041	$3,375	843	45	7	$4,270
Due 2042	$1,978	510	32	46	$2,566
Total	$11,541	$3,028	$165	$81	$14,815

2011
Due 2040	$6,188	1,548	88	275	$8,099
Due 2041	$2,128	498	29	181	$2,836
Total	$8,316	$2,046	$117	$456	$10,935

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Prior to three months before the maturity date, the holders may only convert their debentures under the following circumstances: (1) during any fiscal quarter  after the first full quarter subsequent to issuance, if the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay's common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. None of these conditions had occurred as of December 31, 2013.

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

Under the terms of the put and call agreement, by reason of the spin-off of VPG on July 6, 2010, Vishay was required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of the notes and new notes issued by VPG.

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

The payment of quarterly cash dividends does not result in an adjustment to the put/call rate of the notes (See Note 7).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2014	$-
2015	-
2016	-
2017	-
2018	114,000
Thereafter	613,642

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2013, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $27,400, with substantially no amounts borrowed. At December 31, 2012, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $18,200, with substantially no amounts borrowed.

Interest paid was $17,647, $16,578, and $14,084 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

On May 31, 2012, the Company repurchased 13,948,687 shares of common stock for an aggregate purchase price of $150,000. The Company repurchased 8,620,689 shares of its common stock on May 13, 2011 for $150,000 and 21,721,959 shares of its common stock on November 9, 2010 for $275,000. At December 31, 2013, the Credit Facility allows the Company to repurchase its common stock or pay cash dividends up to $204,596, conditioned upon the Company maintaining specific pro forma financial ratios and a required minimum amount of available liquidity, as defined in the credit agreement.  The amount and timing of any future stock repurchases remains subject to authorization of the Company's Board of Directors.

The Company issued 8,823,529 warrants to acquire shares of Vishay common stock as part of the purchase price for the 2002 acquisition of BCcomponents.  These warrants expired in December 2012.

At December 31, 2013, the Company had reserved shares of common stock for future issuance as follows:

Common stock options outstanding	109,000
Restricted stock units outstanding	1,059,000
2007 Stock Incentive Program - available to grant	766,000
Phantom stock units outstanding	107,000
Phantom stock units available to grant	75,000
Exchangeable unsecured notes, due 2102	2,511,742
Convertible senior debentures, due 2040*	22,285,258
Convertible senior debentures, due 2041*	8,870,490
Convertible senior debentures, due 2042*	14,450,865
Conversion of Class B common stock	12,129,227
62,363,582
___________________
*The convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 19,809,103, 7,884,885, and 12,704,055 shares, respectively, of Vishay common stock.  The Company has reserved the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

Subsequent Event

On February 3, 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program.  The initial cash dividend of $0.06 per share of common stock and Class B common stock will be paid on March 27, 2014 to stockholders of record at the close of business on March 3, 2014.  Future dividends will be subject to approval by the Board of Directors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the consolidated statements of operations consists of the following:

	Years ended December 31,
	2013	2012	2011

Foreign exchange gain (loss)	$(993)	$(3,654)	$(8,249)
Interest income	4,566	7,626	10,386
Sale of investments	-	-	1,396
Other	(1,720)	(532)	259
	$1,853	$3,440	$3,792

In the year ended December 31, 2011, the Company sold ancillary investments in the equity of two companies located outside of the U.S. for a total gain of $1,396.

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2013	2012

Sales returns and allowances	$34,465	$32,703
Goods received, not yet invoiced	36,692	29,690
Other	75,513	86,267
	$146,670	$148,660

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2011	$(119,990)	$179,335	$1,146	$60,491
Other comprehensive income before reclassifications	(54,053)	(26,441)	(1,622)	$(82,116)
Tax effect	16,975	-	568	$17,543
Other comprehensive income before reclassifications, net of tax	(37,078)	(26,441)	(1,054)	$(64,573)
Amounts reclassified out of AOCI	12,192	-	(17)	$12,175
Tax effect	(4,321)	-	6	$(4,315)
Amounts reclassified out of AOCI, net of tax	7,871	-	(11)	$7,860
Net comprehensive income	$(29,207)	$(26,441)	$(1,065)	$(56,713)
Balance at December 31, 2011	$(149,197)	$152,894	$81	$3,778
Other comprehensive income before reclassifications	(57,072)	14,567	1,834	$(40,671)
Tax effect	16,626	-	(642)	$15,984
Other comprehensive income before reclassifications, net of tax	(40,446)	14,567	1,192	$(24,687)
Amounts reclassified out of AOCI	16,059	-	-	$16,059
Tax effect	(5,372)	-	-	$(5,372)
Amounts reclassified out of AOCI, net of tax	10,687	-	-	$10,687
Net comprehensive income	$(29,759)	$14,567	$1,192	$(14,000)
Balance at December 31, 2012	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	52,545	23,537	913	$76,995
Tax effect	(16,334)	-	(299)	$(16,633)
Other comprehensive income before reclassifications, net of tax	36,211	23,537	614	$60,362
Amounts reclassified out of AOCI	19,112	-	(2,019)	$17,093
Tax effect	(6,285)	-	686	$(5,599)
Amounts reclassified out of AOCI, net of tax	12,827	-	(1,333)	$11,494
Net comprehensive income	$49,038	$23,537	$(719)	$71,856
Balance at December 31, 2013	$(129,918)	$190,998	$554	$61,634

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost. (See Note 11 for further information). The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $1,966, $0, and $17 for the years ended December 31, 2013, 2012, and 2011, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $53, $0, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively.  These reclassifications are recorded as a component of Other Income on our consolidated condensed statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on our consolidated condensed statements of operations.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2013	2012

Included in "Other Assets":
U.S. pension plans	$15,708	$-
Non-U.S. pension plans	257	143
Total included in other assets	$15,965	$143
Included in "Accrued Payroll":
U.S. pension plans	$(51)	$(83)
Non-U.S. pension plans	(7,644)	(6,997)
U.S. other postretirement plans	(638)	(637)
Total included in accrued payroll	$(8,333)	$(7,717)
Accrued pension and other postretirement costs:
U.S. pension plans	$(35,397)	$(89,116)
Non-U.S. pension plans	(224,280)	(229,014)
U.S. other postretirement plans	(6,703)	(7,520)
Non-U.S. other postretirement plans	(7,504)	(6,964)
Other retirement obligations	(14,017)	(12,347)
Total accrued pension and other postretirement costs	$(287,901)	$(344,961)
Accumulated other comprehensive loss:
U.S. pension plans	$84,384	$146,525
Non-U.S. pension plans	61,652	71,459
U.S. other postretirement plans	(5,782)	(5,937)
Non-U.S. other postretirement plans	1,246	805
Total accumulated other comprehensive loss*	$141,500	$212,852

* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Defined Benefit Pension Plans

U.S. Pension Plans

The Company maintains several defined benefit pension plans which covered most full-time U.S. employees. These include pension plans which are "qualified" under the Employee Retirement Security Act of 1974 ("ERISA") and the Internal Revenue Code, and "non-qualified" pension plans which provide defined benefits primarily to U.S. employees whose benefits under the qualified pension plan would be limited by ERISA and the Internal Revenue Code.  Pension benefits earned are generally based on years of service and compensation during active employment.

Qualified U.S. Pension Plans

The qualified U.S. pension plans historically included both contributory and non-contributory plans. The Company's principal qualified U.S. pension plan (the Vishay Retirement Plan) was funded through Company and participant contributions to an irrevocable trust fund. The Company's other qualified U.S. pension plans, which were assumed as a result of past acquisitions, were funded only through Company contributions.

In 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plan, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the plan to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

The Company's other qualified U.S. pension plans had all been effectively frozen in prior years.  All of the Company's qualified U.S. pension plans have been merged into the Vishay Retirement Plan.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan were $18,678 and $16,608 at December 31, 2013 and 2012, respectively.

In 2008, the Company adopted amendments to the Vishay Non-Qualified Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer. Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to this non-qualified pension plan were $4,221 and $4,833 at December 31, 2013 and 2012, respectively.

In 2010, the Compensation Committee determined to modify Dr. Gerald Paul's and the Compensation Committee recommended to the Board of Directors, and the Board of Directors determined to modify Mr. Marc Zandman's employment arrangements such that upon any termination (other than for cause) after attaining age 62, the executive would be entitled to the same payments and benefits he would have received if his respective employment was terminated by Vishay without cause or by the respective executive for good reason. These modifications were included in formal amendments signed on August 8, 2010. The expense associated with the modifications to the employment arrangements of Dr. Gerald Paul and Mr. Marc Zandman effectively represents a defined retirement benefit that will be recognized over the remaining service period of the individuals.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices. Pension benefits earned are generally based on years of service and compensation during active employment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$355,065	$282,448	$322,527	$243,966
Service cost	-	3,499	-	3,247
Interest cost	13,882	8,150	15,699	9,374
Plan amendments	-	23	-	67
Actuarial (gains) losses	(34,703)	(5,134)	35,467	29,957
Benefits paid	(18,871)	(13,980)	(18,628)	(11,456)
Currency translation	-	5,520	-	7,293
Benefit obligation at end of year	$315,373	$280,526	$355,065	$282,448

Change in plan assets:
Fair value of plan assets at beginning
of year	$265,866	$46,580	$239,045	35,544
Actual return on plan assets	31,018	2,482	27,763	2,795
Company contributions	17,620	14,781	17,686	17,905
Benefits paid	(18,871)	(13,980)	(18,628)	(11,456)
Currency translation	-	(1,004)	-	1,792
Fair value of plan assets at end of year	$295,633	$48,859	$265,866	$46,580

Funded status at end of year	$(19,740)	$(231,667)	$(89,199)	$(235,868)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$15,708	$257	$-	$143
Accrued benefit liability - currrent	(51)	(7,644)	(83)	(6,997)
Accrued benefit liability - non-current	(35,397)	(224,280)	(89,116)	(229,014)
Accumulated other comprehensive loss	84,384	61,652	146,525	71,459
	$64,644	$(170,015)	$57,326	$(164,409)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$83,161	$61,652	$144,324	$71,459
Unamortized prior service cost	1,223	-	2,201	-
	$84,384	$61,652	$146,525	$71,459

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$315,373	$260,558	$355,065	$261,557

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$35,448	$251,569	$355,065	$255,772
Accumulated benefit obligation	35,448	238,419	355,065	240,816
Fair value of plan assets	-	21,356	265,866	20,436

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2013		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,499	$-	$3,247	$-	$3,197
Interest cost	13,882	8,150	15,699	9,374	16,332	10,366
Expected return on plan assets	(19,124)	(2,084)	(18,972)	(1,667)	(19,082)	(1,651)
Amortization of actuarial losses	14,566	3,407	12,960	1,681	9,006	993
Amortization of prior service cost	978	(12)	2,200	60	2,361	531
Curtailment and settlement losses (gains)	-	959	-	-	148	-
Net periodic benefit cost	$10,302	$13,919	$11,887	$12,695	$8,765	$13,436

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2013, 2012, and 2011.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2014 is $9,900.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.00%	3.11%	4.00%	3.04%
Rate of compensation increase	0.00%	1.99%	0.00%	1.48%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.00%	3.04%	5.00%	3.96%
Rate of compensation increase	0.00%	1.48%	0.00%	2.31%
Expected return on plan assets	7.25%	4.44%	8.00%	4.47%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company's U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality.  The target allocation has historically been approximately 60% invested in equity securities and 40% invested in fixed income securities.  Based on market interest rate conditions and the current market value of the plan assets at December 31, 2013, our qualified defined benefit plan in the U.S. is fully-funded.  Accordingly, we have revised the asset allocation strategy for this plan to further reduce risk and now have set the target allocation at approximately 20% of the assets invested in equity securities and 80% invested in fixed income securities. The Company is evaluating options to further reduce the risk associated with its pension obligations. The Company's non-U.S. defined benefit plan investments are based on local laws and customs. Most plans invest in cash and local government fixed income securities, although plans in certain countries have investments in equity securities.  The plans do not invest in securities of Vishay or its subsidiaries. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions. See Note 18 for further information on the fair value of the plan assets by asset category.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2014	$19,128	$14,249
2015	19,451	14,082
2016	19,780	14,501
2017	26,378	16,769
2018	21,926	15,292
2019-2023	109,815	90,491

The Company anticipates making contributions to U.S. defined benefit pension plans of between $15,000 and $20,000 in 2014.

The Company's anticipated 2014 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Other Postretirement Benefits
In the U.S., the Company maintains unfunded non-pension postretirement plans, including medical benefits for certain executives and their surviving spouses, which are funded as costs are incurred. One of these plans was amended effective January 1, 2012, which reduced the benefit obligations of the Company. The Company also maintains two unfunded non-pension postretirement plans at two European subsidiaries.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$8,157	$6,964	$10,924	$5,972
Service cost	111	299	106	253
Interest cost	314	257	366	286
Plan amendments	-	-	(3,297)	-
Actuarial (gains) losses	(639)	398	660	1,022
Benefits paid	(602)	(740)	(602)	(704)
Currency translation	-	326	-	135
Benefit obligation at end of year	$7,341	$7,504	$8,157	$6,964

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,341)	$(7,504)	$(8,157)	$(6,964)

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(638)	$-	$(637)	$-
Accrued benefit liability - non-current	(6,703)	(7,504)	(7,520)	(6,964)
Accumulated other comprehensive income	(5,782)	1,246	(5,937)	805
	$(13,123)	$(6,258)	$(14,094)	$(6,159)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial gain	$(2,301)	$1,246	$(1,657)	$805
Unamortized prior service (credit) cost	(3,481)	-	(4,280)	-
	$(5,782)	$1,246	$(5,937)	$805

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2013		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$111	$299	$106	$253	$77	$275
Interest cost	314	257	366	286	547	282
Amortization of actuarial gains	4	8	(76)	-	(315)	-
Amortization of prior service credit	(798)	-	(798)	-	(431)	-
Amortization of transition obligation	-	-	32	-	47	-
Net periodic benefit cost	$(369)	$564	$(370)	$539	$(75)	$557

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are not material and approximate the amounts amortized in 2013.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.00%	3.44%	4.00%	3.80%
Rate of compensation increase	0.00%	3.19%	0.00%	3.20%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.00%	3.80%	5.00%	5.09%
Rate of compensation increase	0.00%	3.20%	0.00%	3.22%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2014	$638	$420
2015	720	267
2016	704	329
2017	693	453
2018	678	551
2019-2023	2,940	3,650

As the plans are unfunded, the Company's anticipated contributions for 2014 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2013 and 2012, the consolidated balance sheets include $(14,017) and $(12,347), respectively, within accrued pension and other postretirement costs related to these plans.

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $5,276, $4,230, and $4,985 for the years ended December 31, 2013, 2012, and 2011, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2013 and 2012 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2013, 2012, and 2011, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2013 and 2012 were approximately $14,093 and $12,310, respectively.

The Company is obligated to pay post-employment benefits to certain terminated employees related to acquisitions. The liabilities recorded for these obligations total $4,727 and $5,827 as of December 31, 2013 and 2012, respectively.  Of these amounts, $1,358 and $1,498 are included in accrued liabilities as of December 31, 2013 and 2012, respectively, with the remaining amounts included in other noncurrent liabilities.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2013	2012	2011

Stock options	$18	$73	$(83)
Restricted stock units	510	3,378	6,693
Phantom stock units	108	93	222
Total	$636	$3,544	$6,832

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes. Stock-based compensation for the year ended December 31, 2013, as presented in the table above, includes the material reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 recorded in the second fiscal quarter of 2013. $1,778 of these reversed costs had been originally reported as a separate line item upon cessation of employment of certain former executives in 2011, and accordingly, this adjustment is also reported as a separate line item in the accompanying consolidated statements of operations.  A portion of the stock-based compensation expense related to certain current executives that was reversed in the second fiscal quarter of 2013 was recognized in the fourth fiscal quarter of 2013 due to certain amendments to the performance-based RSUs granted to certain current executives in 2011 approved by the Compensation Committee of the Board of Director's in the fourth fiscal quarter of 2013.  Pursuant to their original terms, the performance-based RSUs would vest on January 1, 2014 only if all of the associated performance criteria were met for the three-year period ending December 31, 2013.  Pursuant to the amended terms, 75% of the performance-based RSUs of each of the certain current executives vested effective December 5, 2013 in light of the Compensation Committee of the Board of Director's assessment that the performance criteria would be achieved in substantial part by December 31, 2013.

Stock-based compensation expense for the year ended December 31, 2011, as presented in the table above, includes amounts associated with the acceleration of vesting of awards upon the passing of Vishay's former Executive Chairman of the Board of Directors, Dr. Felix Zandman, and the resignation of Vishay's former Chief Financial Officer, Dr. Lior Yahalomi. The associated expenses are reported as a component of the executive compensation charges reported in the accompanying consolidated statement of operations.  The stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 was reversed in the second fiscal quarter of 2013, as described above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2013 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	9,636	1.2
Phantom stock units	-	0.0
Total	$9,636

2007 Stock Incentive Program

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

On February 23, 2011, the Board of Directors of the Company amended and restated the 2007 Program. The amendment eliminated share recycling, so that on the exercise of an option where the exercise price is paid via the tender of previously-owned shares or pursuant to an "immaculate cashless exercise," the total "gross" number of option shares exercised is removed from the pool of shares available for future issuance. Similarly, shares withheld to pay income taxes in connection with the exercise of an option are also removed from the pool. The amendment also restricts re-pricing and cash repurchases of options without the prior approval of stockholders. The 2007 Program was subsequently re-approved by the Company's stockholders at the 2013 Annual Stockholders Meeting held on May 23, 2013.

At December 31, 2013, the Company has reserved 766,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding options are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2013, 99,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

The following table summarizes the Company's stock option activity (number of options in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding:
Beginning of year	109	$15.24	384	$15.40	1,254	$15.04
Granted	-	-	-	-	-	-
Exercised	-	-	(22)	7.89	(651)	14.87
Cancelled or forfeited	-	-	(253)	16.12	(219)	14.92
End of year	109	$15.24	109	$15.24	384	$15.40

Vested and expected to vest	109		109		384

Exercisable:
End of year	109		79		323

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2013 (number of options in thousands, contractual life in years):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$11.54 - $12.90	32	2.85	$12.73	32	$12.73
$16.29	77	3.39	16.29	77	16.29
Total	109	3.23	$15.24	109	$15.24

The weighted-average remaining contractual life of all exercisable options is 3.23 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2013, 2012, or 2011.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2013 of $13.26 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 is $17.  This amount changes based on changes in the market value of the Company's common stock.  No options were exercised during the year ended December 31, 2013.  During the years ended December 31, 2012 and 2011, 22,095 and 650,621 options, respectively, were exercised. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $110 and $1,693, respectively.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of Options	Weighted Average Grant-date Fair Value	Number of Options	Weighted Average Grant-date Fair Value	Number of Options	Weighted Average Grant-date Fair Value

Unvested:
Beginning of year	30	$10.14	61	$9.96	253	$9.33
Granted	-	-	-	-	-	-
Vested	(30)	10.14	(31)	9.79	(192)	9.13
End of year	-	$-	30	$10.14	61	$9.96

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Share-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity for the years ended December 31, 2013, 2012, and 2011 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,316	$12.53	891	$12.58	634	$9.61
Granted	374	12.76	437	12.31	423	16.57
Vested*	(598)	10.92	(12)	8.29	(154)	11.25
Cancelled or forfeited	(33)	16.54	-	-	(12)	13.26
End of year	1,059	$13.40	1,316	$12.53	891	$12.58

Expected to vest	570		1,040		891
______________

* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The number of performance-based RSUs scheduled to vest on January 1, 2014 and January 1, 2015 is fixed based on the full achievement of the defined target performance criteria. The number of performance-based RSUs scheduled to vest on January 1, 2016 increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2014**	-	102	102
January 1, 2015	-	276	276
January 1, 2016	111	111	222
______________

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2014 has not been achieved.

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

The following table summarizes the Company's phantom stock units activity for the years ended December 31, 2013, 2012, and 2011 (number of phantom stock units in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	97		87		116
Granted	10	$10.75	10	$9.33	15	$14.78
Redeemed for common stock	-		-		(44)
End of year	107		97		87

Available for future grants	75		85		95

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $29,327, $29,667, and $26,351 for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2014	$26,943
2015	21,776
2016	16,399
2017	12,336
2018	1,837
Thereafter	2,798

The Company also has capital lease obligations of $11 at December 31, 2013.

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

The Company has accrued environmental liabilities of $11,855  as of December 31, 2013 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $10,139 at December 31, 2013 for other environmental matters. The liabilities recorded for these matters total $21,994, of which $11,121 is included in other accrued liabilities on the consolidated balance sheet, and $10,873 is included in other noncurrent liabilities on the consolidated balance sheet.

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

Since 2004, Siliconix has maintained a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The agreement with Tower Semiconductor extends through the fourth quarter of 2017.

On July 6, 2012, Siliconix amended its foundry agreement with an Asian foundry to ensure additional capacity in exchange for cash and a commitment to purchase a minimum amount of semiconductor wafers. This agreement extends through the fourth quarter of 2016.

The Company estimates its total purchase commitments under all long-term foundry agreements as follows:

2014	$40,319
2015	45,030
2016	46,303
2017	35,461
2018	-

Siliconix has the option to purchase wafers from these subcontractors in addition to the minimum commitments and, accordingly, actual purchases may be different than the commitments disclosed above. Actual purchases from these subcontractors during the year ended December 31, 2013 were $47,878.

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

Pursuant to the 2009 Agreement, Dr. Zandman's right to the royalty payments was terminated. Dr. Zandman received a payment of $10,000 as of the effective date of the amended and restated agreement, and his estate is entitled to receive annual payments of $10,000 each through 2014.  Dr. Zandman's passing in June 2011 had no effect on the timing of these payments.  The Company recognized the compensation expense equal to the present value of these payments in 2009.  The Company recognized no tax benefit associated with the executive employment agreement charge. At December 31, 2013, the Company had approximately $10,000 accrued in other accrued expenses for this liability.

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

The Company recognized a credit of $1,778 reported as the executive compensation credit in the accompanying consolidated statement of operations for the year ended December 31, 2013 for the reversal of stock-based compensation expense previously recorded for the performance-based RSUs scheduled to vest to Dr. Zandman's estate and Dr. Lior Yahalomi on January 1, 2014 at the time it was determined that achievement of the performance-based vesting criteria was no longer probable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

While no single customer comprises greater than 10% of net revenues, a material portion of the Company's revenues are derived from the worldwide industrial, automotive, telecommunications, and computing markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company's products, which could have a material adverse effect on the Company's results of operations and financial position.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2013, one customer comprised 13.9% of the Company's accounts receivable balance.  This customer comprised 14.7% of the Company's accounts receivable balance as of December 31, 2012.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2013 or December 31, 2012. The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly. The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2013, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

UniCredit*	14.3%
Bank of Tokyo Mitsubishi*	13.2%
HSBC*	12.3%
KBC*	10.6%
Bank Leumi*	10.1%

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

Geographic Concentration

The Company has operations outside the United States, and approximately 75% of revenues earned during 2013 were derived from sales to customers outside the United States. Additionally, as of December 31, 2013, $1,132,079 of the Company's cash and cash equivalents and short-term investments were held in countries outside of the United States. Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed. As of December 31, 2013 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	44.4%
Israel	22.5%
Singapore	8.6%
People's Republic of China	7.6%
The Republic of China (Taiwan)	6.4%
Canada	3.2%
United States	1.7%
Other Asia	3.2%
Other Europe	1.6%
Other	0.8%

Vishay has been in operation in Israel for 43 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company evaluates business segment performance on operating income, exclusive of certain items ("segment operating income"). Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income. The Company's calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, executive compensation charges (credits), material gains and losses on sales of property, and other items. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2013:
Product sales	$449,299	$547,264	$228,194	$700,115	$439,745	$-	$2,364,617
Royalty revenues	178	-	51	6,133	-	-	$6,362
Total revenue	$449,477	$547,264	$228,245	$706,248	$439,745	$-	$2,370,979

Gross Margin	$59,387	$121,231	$76,732	$221,851	$88,059	$-	$567,260

Depreciation expense	$50,606	$37,305	$12,484	$31,998	$21,596	$1,075	$155,064
Interest expense (income)	-	54	122	79	28	22,847	$23,130
Capital expenditures	41,869	44,431	18,310	32,515	13,052	2,900	$153,077

Total Assets as of December 31, 2013:	$543,037	$788,121	$213,128	$843,685	$636,637	$212,531	$3,237,139

Year ended December 31, 2012:
Product sales	$433,436	$496,744	$209,141	$635,488	$448,157	$-	$2,222,966
Royalty revenues	246	-	53	6,832	-	-	$7,131
Total revenue	$433,682	$496,744	$209,194	$642,320	$448,157	$-	$2,230,097

Gross Margin	$56,694	$99,116	$67,943	$204,137	$98,783	$-	$526,673

Depreciation expense	$49,124	$36,335	$11,917	$31,921	$23,354	$1,150	$153,801
Interest expense (income)	-	64	140	543	52	21,805	$22,604
Capital expenditures	49,201	30,025	16,759	35,878	15,531	2,897	$150,291

Total Assets as of December 31, 2012:	$625,597	$670,811	$199,385	$760,257	$587,586	$172,641	$3,016,277

Year ended December 31, 2011:
Product sales	$537,783	$607,493	$229,814	$634,490	$577,816	$-	$2,587,396
Royalty revenues	197	-	72	6,364	-	-	$6,633
Total revenue	$537,980	$607,493	$229,886	$640,854	$577,816	$-	$2,594,029

Gross Margin	$125,498	$143,876	$74,772	$213,997	$161,843	$-	$719,986

Depreciation expense	$53,808	$39,577	$12,384	$32,039	$25,979	$1,235	$165,022
Interest expense (income)	12	-	-	223	223	18,819	$19,277
Capital expenditures	61,520	39,444	15,442	28,751	19,676	3,808	$168,641

Total Assets as of December 31, 2011:	$646,660	$682,017	$163,486	$609,556	$672,049	$219,962	$2,993,730

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)
	Years ended December 31,
	2013	2012	2011

Operating margin reconciliation:
MOSFETs	$19,140	$17,198	$85,336
Diodes	96,581	75,733	118,111
Optoelectronic Components	62,259	54,632	60,492
Resistors & Inductors	186,583	172,129	185,327
Capacitors	64,494	76,858	136,901
Restructuring and Severance Costs	(2,814)	-	-
Gain on Sale of Property	-	12,153	-
Executive Compensation Credit (Charges)	1,778	-	(5,762)
Unallocated Selling, General, and Administrative Expenses	(230,339)	(219,502)	(233,804)
Consolidated Operating Income (Loss)	$197,682	$189,201	$346,601

See Note 4 for restructuring and severance costs segment information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2013	2012	2011

United States	$591,082	$568,849	$363,847
Germany	800,733	775,204	801,539
Other Europe	89,348	61,236	175,639
Israel	13,319	14,708	219,037
Asia	876,497	810,100	1,033,967
	$2,370,979	$2,230,097	$2,594,029

In the fourth fiscal quarter of 2011, Vishay made changes to its business model to streamline its sales process such that three main subsidiaries generate the majority of third-party sales.

The following table summarizes property and equipment based on physical location:

	December 31,
	2013	2012

United States	$123,812	$133,812
Germany	130,854	121,957
Czech Republic	47,002	51,620
Other Europe	107,381	98,534
Israel	138,741	140,994
People's Republic of China	172,274	169,395
Republic of China (Taiwan)	120,368	116,315
Other Asia	84,388	80,304
Other	1,799	1,621
	$926,619	$914,552

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2013	2012	2011

Numerator:
Numerator for basic earnings per share:
Net earnings	$122,980	$122,738	$238,821

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	140	293	189

Numerator for diluted earnings per share:
Net earnings	$123,120	$123,031	$239,010

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,856	149,020	160,094

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,130	6,176	7,820
Restricted stock units	320	549	212
Other	111	99	388
Dilutive potential common shares	6,561	6,824	8,420

Denominator for diluted earnings per share:
Adjusted weighted average shares	151,417	155,844	168,514

Basic earnings per share attributable to Vishay stockholders	$0.85	$0.82	$1.49

Diluted earnings per share attributable to Vishay stockholders	$0.81	$0.79	$1.42

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2013	2012	2011

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	19,809	19,809	9,905
Convertible Senior Debentures, due 2041	7,885	7,885	5,026
Convertible Senior Debentures, due 2042	-	7,434	-
Weighted average employee stock options	91	177	182
Weighted average warrants	-	8,390	8,824
Weighted average other	385	282	123

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events. While none of these events has occurred as of December 31, 2013, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2013	2012	2011

Accounts receivable	$(16,870)	$33,004	$61,918
Inventories	(31,246)	(186)	(13,829)
Prepaid expenses and other current assets	19,160	2,977	(14,273)
Accounts payable	11,087	(9,408)	(11,468)
Other current liabilities	7,860	(31,539)	(74,851)
Net change in operating assets and liabilities	$(10,009)	$(5,152)	$(52,503)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2013
Assets:
Assets held in rabbi trusts	$36,992	$24,064	$12,928	$-
Available for sale securities	$7,356	7,356	-	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$51,666	51,666	-	-
Fixed income securities	$241,827	194,777	47,050	-
Real Estate Investment Trust securities	$1,969	1,969	-	-
Cash	$171	171	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,911	9,911	-	-
Fixed income securities	$16,117	16,117	-	-
Cash	$22,831	22,831	-	-
	$388,840	$328,862	$59,978	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(491)	-	-	(491)
Embedded derivative - convertible debentures due 2041	$(349)	-	-	(349)
Embedded derivative - convertible debentures due 2042	$(197)	-	-	(197)
	$(1,037)	$-	$-	$(1,037)

December 31, 2012
Assets:
Assets held in rabbi trusts	$33,751	$21,954	$11,797	$-
Available for sale securities	$7,580	7,580	-	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$153,829	153,829	-	-
Fixed income securities	$99,669	42,006	57,663	-
Real Estate Investment Trust securities	6,518	6,518	-	-
Cash	$5,850	5,850	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$8,888	8,888	-	-
Fixed income securities	$14,437	14,437	-	-
Cash	$23,255	23,255	-	-
	$353,777	$284,317	$69,460	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(622)	-	-	(622)
Embedded derivative - convertible debentures due 2041	$(399)	-	-	(399)
Embedded derivative - convertible debentures due 2042	$(282)	-	-	(282)
	$(1,303)	$-	$-	$(1,303)

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

The fair value of the long-term debt, excluding the derivative liability, at December 31, 2013 and 2012 is approximately $750,700 and $686,800, respectively, compared to its carrying value, excluding the derivative liability, of $363,874 and $391,628, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2013 and 2012, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates. The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification. All decreases in the account balance are due to returns of principal at the securities' maturity dates. Interest on the securities is recognized as interest income when earned.

At December 31, 2013 and 2012, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated balance sheets.

The Company's financial instruments also include accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 19 – Related Party Transactions

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

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies. Vishay Intertechnology has no ownership interest in VPG. However, Ruta Zandman, solely or on a shared basis with Marc Zandman and Ziv Shoshani, all of whom are members of Vishay's Board of Directors, control a large portion of the voting power of both Vishay and VPG. Marc Zandman, Vishay's Executive Chairman of the Board and an executive officer of Vishay, serves as the Chairman of VPG. Ziv Shoshani, CEO of VPG, serves as a director of Vishay. Additionally, Timothy V. Talbert, a member of Vishay's Board of Directors is also a member of the Board of Directors of VPG.

In connection with the completion of the spin-off, Vishay and its subsidiaries entered into several agreements with VPG and its subsidiaries that govern the relationship of the parties following the spin-off. Among the agreements entered into with VPG and its subsidiaries were a transition services agreement, several lease agreements, and supply agreements. None of the agreements have had nor are expected to have a material impact on Vishay's financial position, results of operations, or liquidity.

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

Until the spin-off, VPG was included in Vishay's consolidated federal income tax returns and with Vishay and/or certain of Vishay's subsidiaries in applicable combined or unitary state and local income tax returns. In conjunction with the spin-off, Vishay and VPG entered a tax matters agreement under which Vishay generally will be liable for all U.S. federal, state, local, and foreign income taxes attributable to VPG with respect to taxable periods ending on or before the distribution date except to the extent that VPG has a liability for such taxes on its books at the time of the spin-off. Vishay is also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods. Vishay has fully indemnified VPG of tax exposures arising prior to the spin-off.

Due to the common board members, transition services agreement, lease and supply agreements, and trademark license agreements with VPG, which, in the aggregate, represent significant continuing involvement, Vishay did not restate prior periods to present VPG as a discontinued operation upon completion of the spin-off. VPG's results are not included in Vishay's consolidated statements of operations, statements of cash flows, or balance sheets for any periods presented in the accompanying consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 - Summary of Quarterly Financial Information (Unaudited)

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$554,254	$597,665	$602,890	$616,170	$538,547	$588,199	$572,781	$530,570
Gross profit	136,734	142,857	143,220	144,449	136,709	147,619	133,554	108,791
Operating income	45,605	51,890	53,153	47,034	50,345	72,883	44,459	21,514
Net earnings	29,141	31,485	32,869	30,274	34,075	45,830	22,489	21,137
Net earnings attributable to
noncontrolling interests	210	176	150	253	263	159	209	162
Net earnings attributable to
Vishay stockholders	28,931	31,309	32,719	30,021	33,812	45,671	22,280	20,975

Per Share data:
Basic earnings per share
attributable to Vishay stockholders (a)	$0.20	$0.22	$0.23	$0.20	$0.22	$0.30	$0.16	$0.15

Diluted earnings per share
attributable to Vishay stockholders (a)	$0.19	$0.21	$0.22	$0.20	$0.21	$0.29	$0.15	$0.14

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$-	$-	$-	$(2,814)	$-	$-	$-	$-
Gain on sale of property	$-	$-	$-	$-	$-	$12,153	$-	$-
Executive compensation credit	$-	$1,778	$-	$-	$-	$-	$-	$-

Discrete tax expense (benefit)	$(1,330)	$-	$(2,867)	$-	$-	$-	$-	$(4,036)

Quarter end date (b)	March 30	June 29	Sept. 28	Dec. 31	March 31	June 30	Sept. 29	Dec. 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.