Form 10-Q
period 2014-03-29
VISHAY INTERTECHNOLOGY INC
filed 2014-05-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 29, 2014

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
☐ Yes  ☒ No

As of May 2, 2014, the registrant had 135,319,976 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
March 29, 2014

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$661,457	$640,348
Short-term investments	488,659	511,231
Accounts receivable, net	294,544	274,083
Inventories:
Finished goods	123,082	109,617
Work in process	197,316	197,600
Raw materials	131,632	125,491
Total inventories	452,030	432,708

Deferred income taxes	21,488	21,716
Prepaid expenses and other current assets	106,040	100,594
Total current assets	2,024,218	1,980,680

Property and equipment, at cost:
Land	93,609	93,685
Buildings and improvements	566,132	560,418
Machinery and equipment	2,361,115	2,340,778
Construction in progress	77,119	95,278
Allowance for depreciation	(2,192,797)	(2,163,540)
	905,178	926,619

Goodwill	43,117	43,132

Other intangible assets, net	126,341	129,951

Other assets	154,274	156,757
Total assets	$3,253,128	$3,237,139

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$22	$2
Trade accounts payable	155,709	163,894
Payroll and related expenses	121,204	120,997
Other accrued expenses	152,705	146,670
Income taxes	20,047	17,502
Total current liabilities	449,687	449,065

Long-term debt less current portion	361,948	364,911
Deferred income taxes	157,213	157,640
Other liabilities	101,005	99,426
Accrued pension and other postretirement costs	286,730	287,901
Total liabilities	1,356,583	1,358,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,532	13,520
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,054,543	2,054,087
(Accumulated deficit) retained earnings	(240,742)	(257,698)
Accumulated other comprehensive income (loss)	62,705	61,634
Total Vishay stockholders' equity	1,891,251	1,872,756
Noncontrolling interests	5,294	5,440
Total equity	1,896,545	1,878,196
Total liabilities and equity	$3,253,128	$3,237,139

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	March 29, 2014	March 30, 2013

Net revenues	$602,378	$554,254
Costs of products sold	457,095	417,520
Gross profit	145,283	136,734

Selling, general, and administrative expenses	96,307	91,129
Restructuring and severance costs	6,404	-
Operating income	42,572	45,605

Other income (expense):
Interest expense	(5,980)	(5,486)
Other	1,312	115
	(4,668)	(5,371)

Income before taxes	37,904	40,234

Income tax expense	11,940	11,093

Net earnings	25,964	29,141

Less: net earnings attributable to noncontrolling interests	154	210

Net earnings attributable to Vishay stockholders	$25,810	$28,931

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.20

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.19

Weighted average shares outstanding - basic	147,557	143,591

Weighted average shares outstanding - diluted	152,556	150,632

Cash dividends per share	$0.06	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	March 29, 2014	March 30, 2013

Net earnings	$25,964	$29,141

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(960)	(25,121)

Pension and other post-retirement actuarial items	1,503	3,231

Unrealized gain on available-for-sale securities	528	430

Other comprehensive income (loss)	1,071	(21,460)

Comprehensive income	27,035	7,681

Less: comprehensive income attributable to noncontrolling interests	154	210

Comprehensive income attributable to Vishay stockholders	$26,881	$7,471

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Operating activities
Net earnings	$25,964	$29,141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,355	41,346
(Gain) loss on disposal of property and equipment	(60)	137
Accretion of interest on convertible debentures	958	886
Inventory write-offs for obsolescence	4,516	4,213
Other	1,804	2,337
Net change in operating assets and liabilities, net of effects of businesses acquired	(46,583)	(54,669)
Net cash provided by operating activities	29,954	23,391

Investing activities
Capital expenditures	(19,347)	(20,181)
Proceeds from sale of property and equipment	1,197	769
Purchase of short-term investments	(28,423)	(242,501)
Maturity of short-term investments	50,400	181,631
Other investing activities	459	627
Net cash provided by (used in) investing activities	4,286	(79,655)

Financing activities
Principal payments on long-term debt and capital leases	(7)	(8)
Net proceeds (payments) on revolving credit lines	(4,000)	1,000
Net changes in short-term borrowings	20	14
Dividends paid to common stockholders	(8,119)	-
Dividends paid to Class B common stockholders	(728)	-
Excess tax benefit from RSUs vested	-	436
Distributions to noncontrolling interests	(300)	-
Net cash (used in) provided by financing activities	(13,134)	1,442
Effect of exchange rate changes on cash and cash equivalents	3	(9,993)

Net increase (decrease) in cash and cash equivalents	21,109	(64,815)

Cash and cash equivalents at beginning of period	640,348	697,595
Cash and cash equivalents at end of period	$661,457	$632,780

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	25,810	-	25,810	154	25,964
Other comprehensive income	-	-	-	-	1,071	1,071	-	1,071
Distributions to noncontrolling interests	-	-	-	-	-	-	(300)	(300)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($ 0.06 per share)	-	-	7	(8,854)	-	(8,847)	-	(8,847)
Stock compensation expense	-	-	941	-	-	941	-	941
Tax effects of stock plan	-	-	(108)	-	-	(108)	-	(108)
Balance at March 29, 2014	$13,532	$1,213	$2,054,543	$(240,742)	$62,705	$1,891,251	$5,294	$1,896,545

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the fiscal quarter ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2014 end on March 29, 2014, June 28, 2014, September 27, 2014, and December 31, 2014, respectively.  The four fiscal quarters in 2013 ended on March 30, 2013, June 29, 2013, September 28, 2013, and December 31, 2013, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statements presentation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Restructuring and Related Activities

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

The following table summarizes restructuring and related expenses which were recognized during the fiscal quarter ended March 29, 2014 and reported on a separate line in the accompanying consolidated statement of operations:

MOSFETs Enhanced Competitiveness Program	$1,727
Voluntary Separation / Retirement Program	4,677
Total	$6,404

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a period of discrete steps, the manufacture of wafers for a substantial share of products will be transferred into a more cost-efficient fab. As a consequence, certain other manufacturing currently occurring in-house will be transferred to third-party foundries.

The total severance costs associated with these initiatives are expected to be approximately $16,000. Employees generally must remain with the Company during the production transfer period. Accordingly, the Company will accrue these severance costs ratably over the respective employees' remaining service periods.

The Company recognized $1,727 of restructuring and related expenses in a separate line in the accompanying consolidated condensed statement of operations during the fiscal quarter ended March 29, 2014.

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense	1,727
Cash paid	(113)
Balance at March 29, 2014	$3,675

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $908 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Voluntary Separation / Retirement Program

The voluntary separation / early retirement program was offered to employees worldwide who were eligible because they met job classification, age, and years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally include a cash loyalty bonus based on years of service. All responses were originally due, subject to applicable rescission rights, on or before March 28, 2014.  The deadline for responses has been extended as the Company had several volunteers with whom the Company did not execute agreements by the original deadline.

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer is June 30, 2014 or earlier, with a few exceptions to allow for a short transition period.

The Company recorded $4,677 of restructuring and related expenses in a separate line in the accompanying consolidated condensed statement of operations related to this program during the fiscal quarter ended March 29, 2014.

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense	4,677
Cash paid	(1,791)
Foreign currency translation	(3)
Balance at March 29, 2014	$3,274

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended March 29, 2014 and March 30, 2013 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

As a result of the retroactive enactment of the American Taxpayer Act of 2012, which was signed into law on January 2, 2013, the Company recorded one-time tax benefits of $1,330 in the consolidated condensed statement of operations for the fiscal quarter ended March 30, 2013.

During the three fiscal months ended March 29, 2014, the liabilities for unrecognized tax benefits decreased by $2,129 on a net basis, principally due to payments offset by increases for tax positions taken in prior periods and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	March 29, 2014	December 31, 2013

Credit facility	$110,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	102,367	101,846
Convertible senior debentures, due 2041	52,519	52,264
Convertible senior debentures, due 2042	58,420	58,159
	361,948	364,911
Less current portion	-	-
	$361,948	$364,911

Convertible Senior Debentures

Vishay currently has three issuances of convertible senior debentures outstanding with generally congruent terms.  The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for each issuance of the Company's convertible senior debentures effective as of the ex-dividend date of each cash dividend.

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the March 27, 2014 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective February 27, 2014 (per $1 principal amount)	72.3396	52.7896	85.0541
Effective conversion price effective February 27, 2014 (per share)	$13.82	$18.94	$11.76
130% of the conversion price (per share)	$17.97	$24.62	$15.29
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
March 29, 2014
Due 2040	$275,000	(173,169)	536	$102,367	$110,094
Due 2041	$150,000	(97,844)	363	$52,519	$62,246
Due 2042	$150,000	(91,797)	217	$58,420	$57,874
Total	$575,000	$(362,810)	$1,116	$213,306	$230,214

December 31, 2013
Due 2040	$275,000	(173,645)	491	$101,846	$110,094
Due 2041	$150,000	(98,085)	349	$52,264	$62,246
Due 2042	$150,000	(92,038)	197	$58,159	$57,874
Total	$575,000	$(363,768)	$1,037	$212,269	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
March 29, 2014
Due 2040	$1,547	476	22	45	$2,090
Due 2041	$844	241	11	14	$1,110
Due 2042	$844	241	13	20	$1,118
Total	$3,235	$958	$46	$79	$4,318

March 30, 2013
Due 2040	$1,547	440	22	(147)	$1,862
Due 2041	$844	222	12	(88)	$990
Due 2042	$844	224	13	(73)	$1,008
Total	$3,235	$886	$47	$(308)	$3,860

Exchangeable Unsecured Notes, due 2102

Quarterly cash dividends do not result in an adjustment to the put/call rate of the Company's exchangeable unsecured notes due 2102; therefore, the cash dividend payment in the first fiscal quarter of 2014 had no effect on the exchangeable notes due 2102.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2014	$(129,918)	$190,998	554	$61,634
Other comprehensive income before reclassifications	-	(960)	812	$(148)
Tax effect	-	-	(284)	$(284)
Other comprehensive income before reclassifications, net of tax	-	(960)	528	$(432)
Amounts reclassified out of AOCI	2,244	-	-	$2,244
Tax effect	(741)	-	-	$(741)
Amounts reclassified out of AOCI, net of tax	1,503	-	-	$1,503
Net comprehensive income	$1,503	$(960)	$528	$1,071
Balance at March 29, 2014	$(128,415)	$190,038	$1,082	$62,705

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 6 for further information).

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2014 and 2013 for the Company's defined benefit pension plans:

	Fiscal quarter ended March 29, 2014		Fiscal quarter ended March 30, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$824	$-	$885
Interest cost	3,834	2,181	3,467	2,042
Expected return on plan assets	(4,058)	(525)	(4,976)	(529)
Amortization of prior service cost (credit)	(23)	1	244	(9)
Amortization of losses	1,810	687	3,958	839
Net periodic benefit cost	$1,563	$3,168	$2,693	$3,228

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2014 and 2013 for the Company's other postretirement benefit plans:

	Fiscal quarter ended March 29, 2014		Fiscal quarter ended March 30, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$29	$79	$28	$74
Interest cost	88	63	78	64
Amortization of prior service (credit)	(206)	-	(200)	-
Amortization of losses (gains)	(35)	10	1	-
Net periodic benefit cost	$(124)	$152	$(93)	$138

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of stock-based compensation to officers, employees, and non-employee directors of the Company.

The amount of compensation cost related to stock-based payment transactions is measured based on the grant-date fair value of the equity instruments issued.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  The Company determines compensation cost for restricted stock units ("RSUs"), phantom stock units, and restricted stock based on the grant-date fair value of the underlying common stock adjusted for expected dividends paid over the required vesting period for non-participating awards.  Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award.

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013

Stock options	$-	$12
Restricted stock units	810	928
Phantom stock units	131	108
Total	$941	$1,048

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 29, 2014 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	11,570	1.7
Phantom stock units	-	0.0
Total	$11,570

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

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.  These programs are more fully described in Note 12 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.  No additional options may be granted pursuant to these programs.

At December 31, 2013 and March 29, 2014, there were 109,000 options outstanding with a weighted average exercise price of $15.24.  At March 29, 2014, the weighted average remaining contractual life of all outstanding options was 2.98 years.

At March 29, 2014, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2014 of $14.49 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2014 is $56.  This amount changes based on changes in the market value of the Company's common stock.  During the three fiscal months ended March 29, 2014, no options were exercised.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of March 29, 2014 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	1,059	$13.40
Granted	336	13.48
Vested*	(146)	15.87
Cancelled or forfeited	(102)	17.45
Outstanding at March 29, 2014	1,147	$12.75

Expected to vest at March 29, 2014	760
_______
* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The number of performance-based RSUs that are scheduled to vest on January 1, 2015 is evaluated based on the full achievement of the defined target performance criteria.  The number of performance-based RSUs that are scheduled to vest on January 1, 2016 and January 1, 2017 increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	-	276	276
January 1, 2016	111	111	222
January 1, 2017	192	-	192

Phantom Stock Plan

The Company maintains a phantom stock plan for certain senior executives.  The plan authorizes the grant of up to 300,000 phantom stock units to the extent provided for in the Company's employment agreements with such senior executives.  Each phantom stock unit entitles the recipient to receive a share of common stock at the individual's termination of employment or any other future date specified in the applicable employment agreement.  Phantom stock units participate in dividend distribution on the same basis as the Company's common stock and Class B common stock.  Dividend equivalents are issued in the form of additional units of phantom stock.  The phantom stock units are fully vested at all times.

Phantom stock unit activity under the phantom stock plan as of March 29, 2014 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	107
Granted	10	$13.12
Dividend equivalents issued	1
Redeemed for common stock	-
Outstanding at March 29, 2014	118

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended March 29, 2014:
Product Sales	$113,113	$136,929	$57,498	$187,989	$105,511	$601,040
Royalty Revenues	28	-	-	1,310	-	$1,338
Total Revenue	$113,141	$136,929	$57,498	$189,299	$105,511	$602,378

Gross Margin	$12,617	$29,765	$21,237	$60,120	$21,544	$145,283

Fiscal quarter ended March 30, 2013:
Product Sales	$100,846	$125,112	$56,226	$163,928	$106,162	$552,274
Royalty Revenues	42	-	-	1,938	-	$1,980
Total Revenue	$100,888	$125,112	$56,226	$165,866	$106,162	$554,254

Gross Margin	$12,900	$27,261	$19,774	$52,601	$24,198	$136,734

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Operating margin reconciliation:
MOSFETs	$2,487	$2,833
Diodes	23,058	21,389
Optoelectronic Components	17,404	16,209
Resistors & Inductors	50,336	44,200
Capacitors	15,341	18,456
Restructuring and Severance Costs	(6,404)	-
Unallocated Selling, General, and Administrative Expenses	(59,650)	(57,482)
Consolidated Operating Income	42,572	$45,605

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013

Numerator:
Numerator for basic earnings per share:
Net earnings	$25,810	$28,931

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	16	47

Numerator for diluted earnings per share:
Net earnings	$25,826	$28,978

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,440	143,484
Outstanding phantom stock units	117	107
Adjusted weighted average shares	147,557	143,591

Effect of dilutive securities:
Convertible and exchangeable debt instruments	4,782	6,663
Restricted stock units	210	377
Other	7	1
Dilutive potential common shares	4,999	7,041

Denominator for diluted earnings per share:
Adjusted weighted average shares	152,556	150,632

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.20

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.19

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	19,809
Convertible Senior Debentures, due 2041	7,897	7,885
Weighted average employee stock options	77	105
Weighted average other	114	523

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of March 29, 2014, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.82, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.94, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.76, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 29, 2014:
Assets:
Assets held in rabbi trusts	$37,280	$24,254	$13,026	$-
Available for sale securities	$7,453	7,453	-	-
	$44,733	$31,707	$13,026	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(536)	$-	$-	$(536)
Embedded derivative - convertible debentures due 2041	$(363)	-	-	(363)
Embedded derivative - convertible debentures due 2042	$(217)	-	-	(217)
	$(1,116)	$-	$-	$(1,116)

December 31, 2013:
Assets:
Assets held in rabbi trusts	$36,992	$24,064	12,928	$-
Available for sale securities	$7,356	7,356	-	-
	$44,348	$31,420	$12,928	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(491)	$-	$-	$(491)
Embedded derivative - convertible debentures due 2041	$(349)	-	-	(349)
Embedded derivative - convertible debentures due 2042	$(197)	-	-	(197)
	$(1,037)	$-	$-	$(1,037)

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

The fair value of the long-term debt, excluding the derivative liabilities, at March 29, 2014 and December 31, 2013 is approximately $797,100 and $750,700, respectively, compared to its carrying value, excluding the derivative liabilities, of $360,832, and $363,874, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At March 29, 2014 and December 31, 2013, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At March 29, 2014 and December 31, 2013, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted.  On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At March 29, 2014, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $200.9 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In response to the current economic environment, we began implementing a targeted cost reduction program in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2014.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues in the first fiscal quarter of 2014 were slightly lower than the fourth fiscal quarter of 2013, but remain in the range experienced since the second half of 2013.  Operating results have been close to our expectations at this relatively low revenue level.  An increase in orders in the first fiscal quarter of 2014 resulted in an increase in key financial metrics compared to the second half of 2013.

Net revenues for the fiscal quarter ended March 29, 2014 were $602.4 million, compared to $554.3 million for the fiscal quarter ended March 30, 2013.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended March 29, 2014 were $25.8 million, or $0.17 per diluted share, compared to $28.9 million, or $0.19 per diluted share for the fiscal quarter ended March 30, 2013.

Net earnings attributable to Vishay stockholders for the fiscal quarters ended March 29, 2014 and March 30, 2013 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013

GAAP net earnings attributable to Vishay stockholders	$25,810	$28,931

Reconciling items affecting operating margin:
Restructuring and severance costs	$6,404	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(2,097)	$(1,330)

Adjusted net earnings	$30,117	$27,601

Adjusted weighted average diluted shares outstanding	152,556	150,632

Adjusted earnings per diluted share *	$0.20	$0.18

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter ended March 29, 2014 represent the effects of an improving business environment, increasing order activity, our cost reduction programs, and our organic growth initiatives.  The results were achieved despite revenues remaining below our expected run-rate. Our results for the fiscal quarter ended March 30, 2013 represent the effects of better economic conditions following a period of business environment deterioration in the last six fiscal months of 2012 as well as improved efficiencies and temporary fixed cost savings measures.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2013 through the first fiscal quarter of 2014 (dollars in thousands):

	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014

Net revenues	$554,254	$597,665	$602,890	$616,170	$602,378

Gross profit margin	24.7%	23.9%	23.8%	23.4%	24.1%

Operating margin (1)	8.2%	8.7%	8.8%	7.6%	7.1%

End-of-period backlog (2)	$578,100	$646,700	$613,800	$611,400	$664,200

Book-to-bill ratio	1.14	1.08	0.93	0.99	1.09

Inventory turnover	4.04	4.21	4.08	4.23	4.12

Change in ASP vs. prior quarter	-0.8%	-1.1%	-0.6%	-0.7%	-1.0%
_______
(1) Operating margin for the second fiscal quarter of 2013 includes a $1.8 million stock compensation credit related to performance-based stock compensation for certain former executives, following a determination that achievement of the three-year performance targets was no longer probable.  Operating margin for the fourth fiscal quarter of 2013 and the first fiscal quarter of 2014 includes $2.8 million and $6.4 million, respectively, of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).
(2) End-of-period backlog for the second fiscal quarter of 2013 reflects a total of $15.5 million related to the backlog of MCB Industrie S.A. as of the date of acquisition.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased slightly versus the fourth fiscal quarter of 2013, as expected.  The order level continued to increase in the first fiscal quarter, which led to an increase in the book-to-bill ratio and backlog versus the prior fiscal quarters. Average selling prices continue to decline primarily due to our commodity semiconductor products.

Gross margins were negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013.

The book-to-bill ratio in the first fiscal quarter of 2014 increased to 1.09 from 0.99 in the fourth fiscal quarter of 2013.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.10 and 1.08, respectively, versus ratios of 0.98 and 0.99, respectively, during the fourth fiscal quarter of 2013.

For the second fiscal quarter of 2014, we anticipate revenues between $620 million and $660 million at accordingly improved gross margins.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2013 through the first fiscal quarter of 2014 (dollars in thousands):

	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014
MOSFETs
Net revenues	$100,888	$115,563	$115,168	$117,858	$113,141

Book-to-bill ratio	1.22	1.11	0.94	0.96	1.13

Gross profit margin	12.8%	14.2%	13.7%	12.1%	11.2%

Segment operating margin	2.8%	4.9%	4.6%	4.5%	2.2%

Diodes
Net revenues	$125,112	$140,623	$140,790	$140,739	$136,929

Book-to-bill ratio	1.28	1.17	0.88	0.98	1.09

Gross profit margin	21.8%	22.3%	23.0%	21.4%	21.7%

Segment operating margin	17.1%	18.0%	18.6%	16.8%	16.8%

Optoelectronic Components
Net revenues	$56,226	$58,397	$56,847	$56,775	$57,498

Book-to-bill ratio	1.08	1.00	0.87	1.05	1.16

Gross profit margin	35.2%	32.8%	35.5%	31.1%	36.9%

Segment operating margin	28.8%	26.6%	29.0%	24.7%	30.3%

Resistors & Inductors
Net revenues	$165,866	$171,333	$178,175	$190,874	$189,299

Book-to-bill ratio	1.07	1.04	1.04	0.95	1.04

Gross profit margin	31.7%	31.7%	30.4%	31.9%	31.8%

Segment operating margin	26.6%	26.6%	25.3%	27.1%	26.6%

Capacitors
Net revenues	$106,162	$111,749	$111,910	$109,924	$105,511

Book-to-bill ratio	1.06	1.05	0.84	1.07	1.09

Gross profit margin	22.8%	19.2%	18.6%	19.6%	20.4%

Segment operating margin	17.4%	13.9%	13.3%	14.2%	14.5%
_______

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $6.4 million of restructuring and severance expenses in the first fiscal quarter of 2014 for expenses that were recognizable under GAAP during the period and $9.2 million of restructuring and severance expenses since the cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

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

The voluntary separation / early retirement offer was made to employees worldwide who were eligible because they have met job classification, age, and/or years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally offer a cash loyalty bonus. All responses were originally due, subject to applicable rescission rights, on or before March 28, 2014.  We had several volunteers for whom we did not execute agreements by the original due date so we have extended the deadline for responses.  The voluntary separation / early retirement program will not impact manufacturing operations or our growth plan.  Our named executive officers (as defined in our proxy statement) and certain other key employees, generally research, development, and engineering personnel, were not eligible for the voluntary separation / early retirement program. The effective separation / retirement date for most eligible employees who accepted the offer is June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

Based on the responses received and additional expressions of interest, we estimate that total costs associated with the voluntary separation / early retirement program will be approximately $13 million.   Of this amount, $4.7 million was recorded in the first fiscal quarter of 2014 and $5.2 million has been recorded since the program was initiated in the fourth fiscal quarter of 2013.  Once fully implemented, the Company anticipates that the program will result in an annual reduction in fixed costs of approximately $10 million, split approximately one-third in manufacturing and two-thirds in selling, general, and administrative expenses.

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

We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities during the remainder of 2014.   As we have demonstrated the past two years, we believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the first fiscal quarter 2014 compared to the prior fiscal quarter and prior year period, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the first fiscal quarter of 2014 have been slightly unfavorably impacted (compared to the prior fiscal quarter and prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Cost of products sold	75.9%	75.3%
Gross profit	24.1%	24.7%
Selling, general & administrative expenses	16.0%	16.4%
Operating income	7.1%	8.2%
Income before taxes and noncontrolling interest	6.3%	7.3%
Net earnings attributable to Vishay stockholders	4.3%	5.2%
________
Effective tax rate	31.5%	27.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$602,378	$554,254
Change versus comparable prior year period	$48,124
Percentage change versus comparable prior year period	8.7%

Changes in net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	9.3%
Decrease in average selling prices	-2.8%
Foreign currency effects	1.0%
Acquisition	1.6%
Other	-0.4%
Net change	8.7%

Revenues continue to be below our expected run-rate.  Our revenue results for the fiscal quarter ended ended March 29, 2014 were positively affected by increasing demand for our products and overall higher demand  compared to the first fiscal quarter of 2013.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $20.2 million and $17.9 million for the three fiscal months ended March 29, 2014 and March 30, 2013, respectively, or 3.2% and 3.1% of gross revenues, respectively.  Actual credits issued under the programs during the three fiscal months ended March 29, 2014 and March 30, 2013 were $22.1 million and $21.7 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.3 million and $2.0 million for the three fiscal months ended March 29, 2014 and March 30, 2013, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended March 29, 2014 were 24.1%, versus 24.7%, for the comparable prior year period.  Gross profit margins for the fiscal quarter ended March 29, 2014 were negatively impacted by additional depreciation associated with our cost reductions programs.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$113,141	$100,888
Change versus comparable prior year period	$12,253
Percentage change versus comparable prior year period	12.1%

Changes in MOSFETs segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	19.9%
Decrease in average selling prices	-5.8%
Foreign currency effects	0.4%
Other	-2.4%
Net change	12.1%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Gross profit margin	11.2%	12.8%

In the first fiscal quarter of 2014, the MOSFETs segment continued to regain volume that was lost in 2012.  The increase in volume was primarily due to increased demand from distributors in Asia.

The gross profit margin for the first fiscal quarter of 2014 remained below expectations as the increase in volume and lower materials prices were offset by the decrease in average selling prices, general cost inflation, and the negative effect of additional depreciation associated with our cost reduction program.

Typical pricing pressure for our established MOSFETs products continues.  We have experienced a significant decline in average selling prices versus the first fiscal quarter of 2013 and a slight decline versus the prior fiscal quarter.  The decline is partially due to lower materials prices.

On October 28, 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$136,929	$125,112
Change versus comparable prior year period	$11,817
Percentage change versus comparable prior year period	9.4%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	12.5%
Decrease in average selling prices	-3.0%
Foreign currency effects	0.6%
Other	-0.7%
Net change	9.4%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Gross profit margin	21.7%	21.8%

The Diodes segment was positively affected by the increased demand from distributors in Asia in the first fiscal quarter of 2014.  The gross profit margin remained relatively stable versus the first fiscal quarter of 2013 primarily due to the increase in sales volume and the effects of our cost reduction programs that offset the decreased average selling prices and effects of general cost inflation.

Typical pricing pressure for our established Diodes products continues. We have experienced a moderate price decline versus the first fiscal quarter of 2013 and a slight decline versus the prior fiscal quarter.

The cost reduction programs announced on October 28, 2013 include two smaller projects to improve the results of the Diodes segment. These projects demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$57,498	$56,226
Change versus comparable prior year period	$1,272
Percentage change versus comparable prior year period	2.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	3.8%
Decrease in average selling prices	-2.7%
Foreign currency effects	1.4%
Other	-0.2%
Net change	2.3%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Gross profit margin	36.9%	35.2%

The Optoelectronic Components segment achieved moderate growth due to growth in distribution sales, particularly in Asia and the Americas.  The increase in gross profit margin versus the first fiscal quarter of 2013 is due to increases in volume, effects of cost reduction activities, and positive exchange rate effects, partialy offset by lower average selling prices.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced slight declines in average selling prices versus the first fiscal quarter of 2013 and the prior fiscal quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$189,299	$165,866
Change versus comparable prior year period	$23,433
Percentage change versus comparable prior year period	14.1%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	10.0%
Decrease in average selling prices	-2.0%
Foreign currency effects	1.4%
Acquisition	5.2%
Other	-0.5%
Net change	14.1%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Gross profit margin	31.8%	31.7%

The Resistors & Inductors segment continues to produce strong results.  The successful acquisition of MCB Industrie in the second fiscal quarter of 2013 supports continued revenue growth.  Almost all end markets and regions, particularly the automotive and industrial end markets and European region, contributed to the double-digit revenue growth versus the first fiscal quarter of 2013.  The segment gross profit margin remained high and increased slightly from the first fiscal quarter of 2013 due to operational cost savings greater than the negative impact of a slight reduction in average selling prices and inflation.

Average selling prices declined slightly versus both the prior fiscal quarter and the first fiscal quarter of 2013.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Net revenues	$105,511	$106,162
Change versus comparable prior year period	$(651)
Percentage change versus comparable prior year period	-0.6%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-1.3%
Decrease in average selling prices	-0.4%
Foreign currency effects	1.1%
Other	0.0%
Net change	-0.6%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Gross profit margin	20.4%	22.8%

The Capacitors segment was negatively affected by stagnation in demand for renewable energies as government spending remains low.  The decrease in the industrial end market was partially offset by increased distribution and automotive end market sales. The decrease in gross profit margin versus the first fiscal quarter of 2013 is primarily due to the decrease in sales volume, the slight decrease in average selling prices, general inflation, and adverse foreign currency effects.  The gross profit margin increased slightly versus the prior fiscal quarter due to the positive effects of margin improvement projects.

Average selling prices declined slightly versus the first fiscal quarter of 2013, but increased slightly versus the prior fiscal quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Total SG&A expenses	$96,307	$91,129
as a percentage of revenues	16.0%	16.4%

The overall increase in SG&A expenses is primarily attributable to the non-repetition of temporary cost containment measures implemented in the first fiscal quarter of 2013.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013
Amortization of intangible assets	$3,800	$3,710
Net loss (gain) on sales of assets	(60)	137

On October 28, 2013, we announced a voluntary separation / early retirement program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 29, 2014 increased by $0.5 million versus the fiscal quarter ended March 30, 2013.  The increase is primarily due to higher average outstanding balances on our credit facility in 2014 and changes in the values of the embedded derivative components of our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	March 29, 2014	March 30, 2013	Change
Foreign exchange gain (loss)	$(112)	$1,200	$(1,312)
Interest income	1,223	1,234	(11)
Other	201	(2,319)	2,520
	$1,312	$115	$1,197

Income Taxes

For the fiscal quarter ended March 29, 2014, our effective tax rate was 31.5%, as compared to 27.6% for the fiscal quarter ended March 30, 2013.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

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

During the three fiscal months ended March 29, 2014, the liabilities for unrecognized tax benefits decreased by $2.1 million on a net basis, principally due to payments offset by increases for tax positions taken in prior periods and interest.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended March 29, 2014.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2014 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013. The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan. The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At March 29, 2014 and December 31, 2013, $110 million and $114 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

The financial maintenance covenants include (a) an interest expense coverage ratio of not less than 2.00 to 1; and (b) a leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 2.75 to 1 on the date of incurrence of additional debt, repurchase of stock, or payment of dividends). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed August 8, 2013.

We were in compliance with all financial covenants under the credit facility at March 29, 2014. Our interest expense coverage ratio and leverage ratio were 12.57 to 1 and 1.82 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At March 29, 2014, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $200.9 million. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. The initial cash dividend of $0.06 per share of common stock and Class B common stock was paid on March 27, 2014 to stockholders of record at the close of business on March 3, 2014. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $114 million at December 31, 2013. We borrowed $38 million and repaid $42 million on our credit facility during the three fiscal months ended March 29, 2014.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $119.7 million and the highest amount outstanding on our credit facility at a month end was $125 million during the three fiscal months ended March 29, 2014.

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

Substantially all of our March 29, 2014 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. Our substantially undrawn credit facility provides us with significant liquidity in the U.S.

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

The interest rates on our short-term investments average 0.5% and are approximately 24 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at March 29, 2014 and December 31, 2013 (in thousands):

	March 29, 2014	December 31, 2013

Credit facility	$110,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	102,367	101,846
Convertible senior debentures, due 2041*	52,519	52,264
Convertible senior debentures, due 2042*	58,420	58,159
Total debt	361,948	364,911

Cash and cash equivalents	661,457	640,348
Short-term investments	488,659	511,231

Net cash and short-term investments (debt)	$788,168	$786,668
_______
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

Our financial condition as of March 29, 2014 continued to be strong, with a current ratio (current assets to current liabilities) of 4.5 to 1, as compared to 4.4 to 1 as of December 31, 2013.  The slight increase is primarily due to an increase in net accounts receivable and total inventories in the first fiscal quarter of 2014.  Our ratio of total debt to Vishay stockholders' equity as of March 29, 2014 was 0.19, unchanged from our ratio of total debt to Vishay stockholders' equity as of December 31, 2013.

Cash flows provided by operating activities were $30.0 million for the three fiscal months ended March 29, 2014, as compared to cash flows provided by operations of $23.4 million for the three fiscal months ended March 30, 2013.  The increase is primarily due to a smaller increase in working capital in the first fiscal quarter of 2014 compared to the first fiscal quarter of 2013.

Cash paid for property and equipment for the three fiscal months ended March 30, 2014 was $19.3 million, as compared to $20.2 million for the three fiscal months ended March 30, 2013. We expect capital spending of approximately $170 million in 2014.

Cash paid for dividends to our common and Class B common stockholders totalled $8.9 million for the three fiscal months ended March 30, 2014.  We expect dividend payments in 2014 to total approximately $35.6 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 19, 2014, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Dividends

On February 3, 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  The initial cash dividend of $0.06 per share of common stock and Class B common stock was paid on March 27, 2014 to stockholders of record at the close of business on March 3, 2014.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 29, 2014	$8,847	March

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; uncertainty related to the effects of changes in foreign currency exchange rates; difficulties in implementing our cost management strategies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2013 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks since December 31, 2013.  For a discussion of our exposure to market risks, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014, describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014, contains risk factors identified by Vishay.  There have been no material changes to the risk factors we previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.
10.2	Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.
10.3	Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 4, 2014.
10.4	Amendment to Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated March 4, 2014.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 29, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            May 6, 2014