Form 10-Q
period 2014-06-28
VISHAY INTERTECHNOLOGY INC
filed 2014-07-29
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 28, 2014

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
☐ Yes  ☒ No

As of July 25, 2014, the registrant had 135,319,976 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 28, 2014

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$659,593	$640,348
Short-term investments	514,397	511,231
Accounts receivable, net	305,395	274,083
Inventories:
Finished goods	127,263	109,617
Work in process	200,643	197,600
Raw materials	130,981	125,491
Total inventories	458,887	432,708

Deferred income taxes	22,101	21,716
Prepaid expenses and other current assets	109,667	100,594
Total current assets	2,070,040	1,980,680

Property and equipment, at cost:
Land	93,634	93,685
Buildings and improvements	568,303	560,418
Machinery and equipment	2,383,121	2,340,778
Construction in progress	71,868	95,278
Allowance for depreciation	(2,217,024)	(2,163,540)
	899,902	926,619

Goodwill	52,581	43,132

Other intangible assets, net	126,720	129,951

Other assets	160,259	156,757
Total assets	$3,309,502	$3,237,139

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$19	$2
Trade accounts payable	161,377	163,894
Payroll and related expenses	128,229	120,997
Other accrued expenses	150,188	146,670
Income taxes	17,926	17,502
Total current liabilities	457,739	449,065

Long-term debt less current portion	386,806	364,911
Deferred income taxes	159,110	157,640
Other liabilities	103,806	99,426
Accrued pension and other postretirement costs	283,416	287,901
Total liabilities	1,390,877	1,358,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,532	13,520
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,055,354	2,054,087
(Accumulated deficit) retained earnings	(213,954)	(257,698)
Accumulated other comprehensive income (loss)	57,243	61,634
Total Vishay stockholders' equity	1,913,388	1,872,756
Noncontrolling interests	5,237	5,440
Total equity	1,918,625	1,878,196
Total liabilities and equity	$3,309,502	$3,237,139

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 28, 2014	June 29, 2013

Net revenues	$641,929	$597,665
Costs of products sold	477,836	454,808
Gross profit	164,093	142,857

Selling, general, and administrative expenses	97,156	92,745
Restructuring and severance costs	9,014	-
Executive compensation credit	-	(1,778)
Operating income	57,923	51,890

Other income (expense):
Interest expense	(5,821)	(5,824)
Other	208	784
	(5,613)	(5,040)

Income before taxes	52,310	46,850

Income tax expense	16,478	15,365

Net earnings	35,832	31,485

Less: net earnings attributable to noncontrolling interests	190	176

Net earnings attributable to Vishay stockholders	$35,642	$31,309

Basic earnings per share attributable to Vishay stockholders	$0.24	$0.22

Diluted earnings per share attributable to Vishay stockholders	$0.23	$0.21

Weighted average shares outstanding - basic	147,567	143,710

Weighted average shares outstanding - diluted	154,322	151,880

Cash dividends per share	$0.06	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 28, 2014	June 29, 2013

Net earnings	$35,832	$31,485

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(7,479)	10,450

Pension and other post-retirement actuarial items	1,357	2,941

Unrealized gain (loss) on available-for-sale securities	660	(644)

Other comprehensive income (loss)	(5,462)	12,747

Comprehensive income	30,370	44,232

Less: comprehensive income attributable to noncontrolling interests	190	176

Comprehensive income attributable to Vishay stockholders	$30,180	$44,056

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 28, 2014	June 29, 2013

Net revenues	$1,244,307	$1,151,919
Costs of products sold	934,931	872,328
Gross profit	309,376	279,591

Selling, general, and administrative expenses	193,463	183,874
Restructuring and severance costs	15,418	-
Executive compensation credit	-	(1,778)
Operating income	100,495	97,495

Other income (expense):
Interest expense	(11,801)	(11,310)
Other	1,520	899
	(10,281)	(10,411)

Income before taxes	90,214	87,084

Income taxes	28,418	26,458

Net earnings	61,796	60,626

Less: net earnings attributable to noncontrolling interests	344	386

Net earnings attributable to Vishay stockholders	$61,452	$60,240

Basic earnings per share attributable to Vishay stockholders	$0.42	$0.42

Diluted earnings per share attributable to Vishay stockholders	$0.40	$0.40

Weighted average shares outstanding - basic	147,561	143,651

Weighted average shares outstanding - diluted	153,438	151,256

Cash dividends per share	$0.12	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2014	June 29, 2013

Net earnings	$61,796	$60,626

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(8,439)	(14,671)

Pension and other post-retirement actuarial items	2,860	6,172

Unrealized gain (loss) on available-for-sale securities	1,188	(214)

Other comprehensive loss	(4,391)	(8,713)

Comprehensive income	57,405	51,913

Less: comprehensive income attributable to noncontrolling interests	344	386

Comprehensive income attributable to Vishay stockholders	$57,061	$51,527

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2014	June 29, 2013
Operating activities
Net earnings	$61,796	$60,626
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,931	83,456
Loss on disposal of property and equipment	23	86
Accretion of interest on convertible debentures	1,933	1,787
Inventory write-offs for obsolescence	9,867	9,479
Other	1,312	(3,929)
Net change in operating assets and liabilities, net of effects of businesses acquired	(62,789)	(57,437)
Net cash provided by operating activities	99,073	94,068

Investing activities
Capital expenditures	(53,336)	(47,173)
Proceeds from sale of property and equipment	1,741	3,252
Purchase of businesses, net of cash acquired	(20,776)	(23,034)
Purchase of short-term investments	(243,975)	(361,940)
Maturity of short-term investments	236,624	190,602
Other investing activities	927	934
Net cash used in investing activities	(78,795)	(237,359)

Financing activities
Principal payments on long-term debt and capital leases	(11)	(14)
Net proceeds on revolving credit lines	20,000	11,000
Net changes in short-term borrowings	16	698
Dividends paid to common stockholders	(16,238)	-
Dividends paid to Class B common stockholders	(1,456)	-
Excess tax benefit from RSUs vested	-	456
Distributions to noncontrolling interests	(547)	-
Net cash provided by financing activities	1,764	12,140
Effect of exchange rate changes on cash and cash equivalents	(2,797)	(5,245)

Net increase (decrease) in cash and cash equivalents	19,245	(136,396)

Cash and cash equivalents at beginning of period	640,348	697,595
Cash and cash equivalents at end of period	$659,593	$561,199

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	61,452	-	61,452	344	61,796
Other comprehensive loss	-	-	-	-	(4,391)	(4,391)	-	(4,391)
Distributions to noncontrolling interests	-	-	-	-	-	-	(547)	(547)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($ 0.12 per share)	-	-	14	(17,708)	-	(17,694)	-	(17,694)
Stock compensation expense	-	-	1,745	-	-	1,745	-	1,745
Tax effects of stock plan	-	-	(108)	-	-	(108)	-	(108)
Balance at June 28, 2014	$13,532	$1,213	$2,055,354	$(213,954)	$57,243	$1,913,388	$5,237	$1,918,625

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the fiscal quarter and six fiscal months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning after January 1, 2017.  Vishay is currently evaluating the effect of the ASU on its revenue contracts.

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

Holy Stone Polytech Co., Ltd.

On June 11, 2014, Vishay acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech"), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20,776, net of cash acquired. The acquisition is expected to strengthen the Company's position in tantalum capacitors, especially in Asia. For financial reporting purposes, the results of operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended June 28, 2014.  Based on an estimate of their fair values, the Company allocated $5,183 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $9,509 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets, finalization of a working capital adjustment, environmental assessments, and completion of other customary post-closing review activities.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated condensed financial statements, the pro forma statements of operations would not be materially different than the consolidated condensed statements of operations presented.

The remaining fluctuation in the goodwill account balance is due to foreign currency translation.

Subsequent Event

On July 11, 2014, Vishay entered into an agreement to acquire Taiwan based Capella Microsystems (Taiwan) Inc. ("Capella") for approximately $205,000. Capella is a fabless IC design company specializing in optoelectronic products.

Vishay intends to acquire Capella first through a tender offer of up to 100 percent of Capella's outstanding shares at a price of NT$139 per share. The tender offer is conditioned upon at least a majority of the outstanding shares being tendered. If a majority, but less than 100%, of the outstanding shares are tendered, Vishay will complete the acquisition of Capella by merger according to the Agreement and Plan of Merger executed on July 11, 2014 with Capella. The period to tender outstanding shares began on July 14, 2014 and ends on September 1, 2014, but could be extended pursuant to local regulations. If a majority of the outstanding shares are tendered, the tender offer is expected to close in September 2014 followed by Vishay's acquisition of 100 percent of Capella in a merger by the end of January 2015.  The closing of the tender offer and merger are subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances.

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

On October 28, 2013, the Company announced various cost reduction programs as part of its continuous efforts to improve efficiency and operating performance. The cash costs of these programs, primarily severance, are expected to be approximately $31,700.  Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.  Many of the severance costs will be recognized ratably over the required stay periods.

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarter ended	Six fiscal months ended
	June 28, 2014	June 28, 2014
MOSFETs Enhanced Competitiveness Program	$1,492	$3,219
Voluntary Separation / Retirement Program	7,522	12,199
Total	$9,014	$15,418

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a series of discrete steps, the manufacture of wafers for a substantial share of products will be transferred into a more cost-efficient fab. As a consequence, certain other manufacturing currently occurring in-house will be transferred to third-party foundries.

The total severance costs associated with these initiatives are expected to be approximately $16,000. Employees generally must remain with the Company during the production transfer period. Accordingly, the Company will accrue these severance costs ratably over the respective employees' remaining service periods.

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense	3,219
Cash paid	(113)
Balance at June 28, 2014	$5,167

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $1,243 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Voluntary Separation / Retirement Program

The voluntary separation / early retirement program was offered to employees worldwide who were eligible because they met job classification, age, and years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally include a cash loyalty bonus based on years of service. All employees eligible for the program have been identified.

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a short transition period.

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense	12,199
Cash paid	(4,974)
Foreign currency translation	(18)
Balance at June 28, 2014	$7,598

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 28, 2014 and June 29, 2013 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

As a result of the retroactive enactment of the American Taxpayer Act of 2012, which was signed into law on January 2, 2013, the Company recorded one-time tax benefits of $1,330 in the consolidated condensed statement of operations during the six fiscal months ended June 29, 2013.

During the six fiscal months ended June 28, 2014, the liabilities for unrecognized tax benefits decreased by $1,387 on a net basis, principally due to payments offset by increases for interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 28, 2014	December 31, 2013

Credit facility	$134,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	102,776	101,846
Convertible senior debentures, due 2041	52,744	52,264
Convertible senior debentures, due 2042	58,644	58,159
	386,806	364,911
Less current portion	-	-
	$386,806	$364,911

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the June 26, 2014 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective June 10, 2014 (per $1 principal amount)	72.6207	52.9947	85.3846
Effective conversion price effective June 10, 2014 (per share)	$13.77	$18.87	$11.71
130% of the conversion price (per share)	$17.90	$24.53	$15.22
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
June 28, 2014
Due 2040	$275,000	(172,684)	460	$102,776	$110,094
Due 2041	$150,000	(97,599)	343	$52,744	$62,246
Due 2042	$150,000	(91,552)	196	$58,644	$57,874
Total	$575,000	$(361,835)	$999	$214,164	$230,214

December 31, 2013
Due 2040	$275,000	(173,645)	491	$101,846	$110,094
Due 2041	$150,000	(98,085)	349	$52,264	$62,246
Due 2042	$150,000	(92,038)	197	$58,159	$57,874
Total	$575,000	$(363,768)	$1,037	$212,269	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 28, 2014
Due 2040	$1,547	485	22	(76)	$1,978
Due 2041	$844	245	13	(20)	$1,082
Due 2042	$844	245	14	(21)	$1,082
Total	$3,235	$975	$49	$(117)	$4,142

June 29, 2013
Due 2040	$1,547	448	22	(16)	$2,001
Due 2041	$844	226	12	1	$1,083
Due 2042	$844	227	14	(3)	$1,082
Total	$3,235	$901	$48	$(18)	$4,166

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 28, 2014
Due 2040	$3,094	961	44	(31)	$4,068
Due 2041	$1,688	486	24	(6)	$2,192
Due 2042	$1,688	486	27	(1)	$2,200
Total	$6,470	$1,933	$95	$(38)	$8,460

June 29, 2013
Due 2040	$3,094	888	44	(163)	$3,863
Due 2041	$1,688	448	24	(87)	$2,073
Due 2042	$1,688	451	27	(76)	$2,090
Total	$6,470	$1,787	$95	$(326)	$8,026

Exchangeable Unsecured Notes, due 2102

Quarterly cash dividends do not result in an adjustment to the put/call rate of the Company's exchangeable unsecured notes due 2102; therefore, the cash dividend payments in the first and second fiscal quarters of 2014 had no effect on the exchangeable notes due 2102.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2014	$(129,918)	$190,998	554	$61,634
Other comprehensive income (loss) before reclassifications	-	(8,439)	1,828	$(6,611)
Tax effect	-	-	(640)	$(640)
Other comprehensive income (loss) before reclassifications, net of tax	-	(8,439)	1,188	$(7,251)
Amounts reclassified out of AOCI	4,492	-	-	$4,492
Tax effect	(1,632)	-	-	$(1,632)
Amounts reclassified out of AOCI, net of tax	2,860	-	-	$2,860
Net other comprehensive income (loss)	$2,860	$(8,439)	$1,188	$(4,391)
Balance at June 28, 2014	$(127,058)	$182,559	$1,742	$57,243

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

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2014 and 2013 for the Company's defined benefit pension plans:

	Fiscal quarter ended June 28, 2014		Fiscal quarter ended June 29, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$831	$-	$872
Interest cost	3,834	2,195	3,474	2,012
Expected return on plan assets	(4,058)	(532)	(4,586)	(520)
Amortization of prior service cost (credit)	(23)	1	245	(8)
Amortization of losses	1,810	691	3,507	828
Net periodic benefit cost	$1,563	$3,186	$2,640	$3,184

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2014 and June 29, 2013 for the Company's defined benefit pension plans:

	Six fiscal months ended June 28, 2014		Six fiscal months ended June 29, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,655	$-	$1,757
Interest cost	7,668	4,376	6,941	4,054
Expected return on plan assets	(8,116)	(1,057)	(9,562)	(1,049)
Amortization of prior service cost (credit)	(46)	2	489	(17)
Amortization of losses	3,620	1,378	7,465	1,667
Net periodic benefit cost	$3,126	$6,354	$5,333	$6,412

On May 21, 2014, Vishay announced that it will offer a special limited-time voluntary lump sum payment opportunity to certain former employees who are deferred vested participants of the Vishay Retirement Plan, Vishay's U.S. qualified pension plan, and who are not currently receiving periodic payments of their pension benefit.  The effects of the offer will depend on the number of participants that elect to receive a lump sum payment.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2014 and 2013 for the Company's other postretirement benefit plans:

	Fiscal quarter ended June 28, 2014		Fiscal quarter ended June 29, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$29	$79	$27	$74
Interest cost	88	63	79	63
Amortization of prior service (credit)	(206)	-	(199)	-
Amortization of losses (gains)	(35)	10	1	-
Net periodic benefit cost	$(124)	$152	$(92)	$137

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2014 and June 29, 2013 for the Company's other postretirement benefit plans:

	Six fiscal months ended June 28, 2014		Six fiscal months ended June 29, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$58	$158	$55	$148
Interest cost	176	126	157	127
Amortization of prior service (credit)	(412)	-	(399)	-
Amortization of losses (gains)	(70)	20	2	-
Net periodic benefit cost	$(248)	$304	$(185)	$275

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Stock options	$-	$6	$-	18
Restricted stock units	804	(2,646)	1,614	(1,718)
Phantom stock units	-	-	131	108
Total	$804	$(2,640)	$1,745	(1,592)

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes. Stock-based compensation for the fiscal quarter and six fiscal months ended June 29, 2013, as presented in the table above, includes the material reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 recorded in the second fiscal quarter of 2013. $1,778 of these reversed costs had been originally reported as a separate line item upon cessation of employment of certain former executives in 2011, and accordingly, this adjustment is also reported as a separate line item in the accompanying consolidated condensed statements of operations. A portion of the stock-based compensation expense related to certain current executives that was reversed in the second fiscal quarter of 2013 was recognized in the fourth fiscal quarter of 2013 due to certain amendments to the performance-based RSUs granted to certain current executives in 2011 approved by the Compensation Committee of the Board of Director's in the fourth fiscal quarter of 2013. Pursuant to their original terms, the performance-based RSUs would vest on January 1, 2014 only if all of the associated performance criteria were met for the three-year period ending December 31, 2013. Pursuant to the amended terms, 75% of the performance-based RSUs of each of the certain current executives vested effective December 5, 2013 in light of the Compensation Committee of the Board of Director's assessment that the performance criteria would be achieved in substantial part by December 31, 2013.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 28, 2014 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	10,766	1.4
Phantom stock units	-	0.0
Total	$10,766

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Program (the "2007 Program") was amended and restated and approved by Vishay's stockholders at Vishay's Annual Meeting of Stockholders on May 20, 2014.  The 2007 Program permits the grant of up to 6,500,000 shares of restricted stock, unrestricted stock, RSUs, stock options, and phantom stock units, to officers, employees, and non-employee directors of the Company.  Such instruments are available for grant until May 20, 2024.

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

At December 31, 2013 and June 28, 2014, there were 109,000 options outstanding with a weighted average exercise price of $15.24.  At June 28, 2014, the weighted average remaining contractual life of all outstanding options was 2.73 years.

At June 28, 2014, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2014 of $15.22 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2014 is $80.  This amount changes based on changes in the market value of the Company's common stock.  During the six fiscal months ended June 28, 2014, no options were exercised.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of June 28, 2014 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	1,059	$13.40
Granted	336	13.48
Vested*	(146)	15.87
Cancelled or forfeited	(102)	17.45
Outstanding at June 28, 2014	1,147	$12.75

Expected to vest at June 28, 2014	760
________
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

Phantom Stock Plan

The 2007 Program authorizes the grant of phantom stock units to the extent provided for in the Company's employment agreements with such senior executives.  Each phantom stock unit entitles the recipient to receive a share of common stock at the individual's termination of employment or any other future date specified in the applicable employment agreement.  Phantom stock units participate in dividend distribution on the same basis as the Company's common stock and Class B common stock.  Dividend equivalents are issued in the form of additional units of phantom stock.  The phantom stock units are fully vested at all times.

Phantom stock unit activity under the phantom stock plan as of June 28, 2014 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	107
Granted	10	$13.12
Dividend equivalents issued	1
Redeemed for common stock	-
Outstanding at June 28, 2014	118

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended June 28, 2014:
Product Sales	$123,971	$149,571	$63,258	$192,536	$111,744	$641,080
Royalty Revenues	71	-	-	778	-	$849
Total Revenue	$124,042	$149,571	$63,258	$193,314	$111,744	$641,929

Gross Margin	$18,871	$34,706	$22,788	$61,395	$26,333	$164,093

Fiscal quarter ended June 29, 2013:
Product Sales	$115,484	$140,623	$58,397	$169,817	$111,749	$596,070
Royalty Revenues	79	-	-	1,516	-	$1,595
Total Revenue	$115,563	$140,623	$58,397	$171,333	$111,749	$597,665

Gross Margin	$16,466	$31,427	$19,151	$54,345	$21,468	$142,857

Six fiscal months ended June 28, 2014:
Product Sales	$237,084	$286,500	$120,756	$380,525	$217,255	$1,242,120
Royalty Revenues	99	-	-	2,088	-	$2,187
Total Revenue	$237,183	$286,500	$120,756	$382,613	$217,255	$1,244,307

Gross Margin	$31,488	$64,471	$44,025	$121,515	$47,877	$309,376

Six fiscal months ended June 29, 2013:
Product Sales	$216,330	$265,735	$114,623	$333,745	$217,911	$1,148,344
Royalty Revenues	121	-	-	3,454	-	$3,575
Total Revenue	$216,451	$265,735	$114,623	$337,199	$217,911	$1,151,919

Gross Margin	$29,366	$58,688	$38,925	$106,946	$45,666	$279,591

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Operating margin reconciliation:
MOSFETs	$9,493	$5,682	$11,980	$8,515
Diodes	28,130	25,339	51,188	46,728
Optoelectronic Components	18,945	15,558	36,349	31,767
Resistors & Inductors	51,969	45,540	102,305	89,740
Capacitors	20,122	15,585	35,463	34,041
Restructuring and Severance Costs	(9,014)	-	(15,418)	-
Executive Compensation Credit	-	1,778	-	1,778
Unallocated Selling, General, and Administrative Expenses	(61,722)	(57,592)	(121,372)	(115,074)
Consolidated Operating Income	$57,923	$51,890	$100,495	$97,495

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Numerator:
Numerator for basic earnings per share:
Net earnings	$35,642	$31,309	$61,452	$60,240

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	15	44	30	91

Numerator for diluted earnings per share:
Net earnings	$35,657	$31,353	$61,482	$60,331

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,449	143,603	147,444	143,544
Outstanding phantom stock units	118	107	117	107
Adjusted weighted average shares	147,567	143,710	147,561	143,651

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6,513	7,913	5,647	7,288
Restricted stock units	234	249	222	313
Other	8	8	8	4
Dilutive potential common shares	6,755	8,170	5,877	7,605

Denominator for diluted earnings per share:
Adjusted weighted average shares	154,322	151,880	153,438	151,256

Basic earnings per share attributable to Vishay stockholders	$0.24	$0.22	$0.42	$0.42

Diluted earnings per share attributable to Vishay stockholders	$0.23	$0.21	$0.40	$0.40

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	19,809	-	19,809
Convertible Senior Debentures, due 2041	7,924	7,885	7,911	7,885
Weighted average employee stock options	77	77	77	91
Weighted average other	161	302	138	412

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  While none of these events has occurred as of June 28, 2014, certain conditions which could trigger conversion have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.77, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.87, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.71, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 28, 2014:
Assets:
Assets held in rabbi trusts	$38,721	$25,351	$13,370	$-
Available for sale securities	$7,568	7,568	-	-
	$46,289	$32,919	$13,370	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(460)	$-	$-	$(460)
Embedded derivative - convertible debentures due 2041	$(343)	-	-	(343)
Embedded derivative - convertible debentures due 2042	$(196)	-	-	(196)
	$(999)	$-	$-	$(999)

December 31, 2013:
Assets:
Assets held in rabbi trusts	$36,992	$24,064	12,928	$-
Available for sale securities	$7,356	7,356	-	-
	$44,348	$31,420	$12,928	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(491)	$-	$-	$(491)
Embedded derivative - convertible debentures due 2041	$(349)	-	-	(349)
Embedded derivative - convertible debentures due 2042	$(197)	-	-	(197)
	$(1,037)	$-	$-	$(1,037)

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

The fair value of the long-term debt, excluding the derivative liabilities, at June 28, 2014 and December 31, 2013 is approximately $846,900 and $750,700, respectively, compared to its carrying value, excluding the derivative liabilities, of $385,807, and $363,874, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At June 28, 2014 and December 31, 2013, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 28, 2014 and December 31, 2013, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted.  On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At June 28, 2014, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $199.2 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

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

On July 11, 2014, we entered into an agreement to acquire Capella Microsystems (Taiwan) Inc. for approximately NT$6,051 million or $205 million.  Capella is a fabless IC design company specializing in optoelectronic sensors.  We intend to acquire Capella first through a tender offer of up to 100 percent of Capella's outstanding shares at a price of NT$139 per share.  The tender offer is conditioned upon at least a majority of the outstanding shares being tendered.  The period to tender outstanding shares ends on September 1, 2014, but could be extended pursuant to local regulations. If a majority of the outstanding shares are tendered, the tender offer is expected to close in September 2014 followed by our acquisition of 100 percent of Capella in a merger by the end of January 2015.   If completed, the acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.  (See further discussion in "Acquisition Activity.")

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues increased in the second fiscal quarter of 2014 and were higher than the previous quarter and the range experienced in 2013.  Operating results have been close to our expectations at this relatively low revenue level.  An increase in orders in the first six fiscal months of 2014 resulted in an increase in key financial metrics compared to the second half of 2013.

Net revenues for the fiscal quarter ended June 28, 2014 were $641.9 million, compared to $597.7 million for the fiscal quarter ended June 29, 2013.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 28, 2014 were $35.6 million, or $0.23 per diluted share, compared to $31.3 million, or $0.21 per diluted share for the fiscal quarter ended June 29, 2013.

Net revenues for the six fiscal months ended June 28, 2014 were $1,244.3 million, compared to $1,151.9 million for the six fiscal months ended June 29, 2013.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 28, 2014 were $61.5 million, or $0.40 per diluted share, compared to $60.2 million, or $0.40 per diluted share for the six fiscal months ended June 29, 2013.

Net earnings attributable to Vishay stockholders for the fiscal quarters and six fiscal months ended June 28, 2014 and June 29, 2013 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

GAAP net earnings attributable to Vishay stockholders	$35,642	$31,309	$61,452	$60,240

Reconciling items affecting operating margin:
Restructuring and severance costs	$9,014	$-	$15,418	$-
Executive compensation credit	-	(1,778)	-	(1,778)

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(2,747)	$633	$(4,844)	$(697)

Adjusted net earnings	$41,909	$30,164	$72,026	$57,765

Adjusted weighted average diluted shares outstanding	154,322	151,880	153,438	151,256

Adjusted earnings per diluted share *	$0.27	$0.20	$0.47	$0.38

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and six fiscal months ended June 28, 2014 represent the effects of an improved business environment in nearly all of our customer end markets and increased order activity versus the prior fiscal quarter and prior year periods, as well as the effects of our cost reduction programs and our organic growth initiatives.  Our results for the fiscal quarter and six fiscal months ended June 29, 2013 represent the effects of better economic conditions following a period of business environment deterioration in the last six fiscal months of 2012 as well as temporary fixed cost savings measures.  These effects were partially offset by temporary issues in the second fiscal quarter of 2013 that included start-up inefficiencies at a major foundry, inventory valuation effects, increased palladium prices, unfavorable changes in other metals prices, and unfavorable product mix shifts.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2013 through the second fiscal quarter of 2014 (dollars in thousands):

	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014

Net revenues	$597,665	$602,890	$616,170	$602,378	$641,929

Gross profit margin	23.9%	23.8%	23.4%	24.1%	25.6%

Operating margin (1)	8.7%	8.8%	7.6%	7.1%	9.0%

End-of-period backlog (2)	$646,700	$613,800	$611,400	$664,200	$663,800

Book-to-bill ratio	1.08	0.93	0.99	1.09	1.00

Inventory turnover	4.21	4.08	4.23	4.12	4.19

Change in ASP vs. prior quarter	-1.1%	-0.6%	-0.7%	-1.0%	-0.6%

(1) Operating margin for the second fiscal quarter of 2013 includes a $1.8 million stock compensation credit related to performance-based stock compensation for certain former executives, following a determination that achievement of the three-year performance targets was no longer probable (see Note 8 to our consolidated condensed financial statements).  Operating margin for the fourth fiscal quarter of 2013 and the first and second fiscal quarters of 2014 includes $2.8 million, $6.4 million, and $9.0 million, respectively, of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).
(2)  End of period backlog for the second fiscal quarter of 2014 reflects a total of $1.3 million related to the backlog of Holy Stone Polytech Co., Ltd. as of the date of acquisition.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased sequentially versus the first fiscal quarter of 2014, as expected.  The order level remains at a higher level than experienced in the latter half of 2013, but decreased slightly versus the first fiscal quarter of 2014. Average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins increased due to higher volumes, but were negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio in the second fiscal quarter of 2014 decreased to 1.00 from 1.09 in the first fiscal quarter of 2014.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.03 and 0.97, respectively, versus ratios of 1.10 and 1.08, respectively, during the first fiscal quarter of 2014.

For the third fiscal quarter of 2014, we anticipate revenues between $630 million and $670 million (excluding any revenues of Capella if the tender offer closes before the end of the third fiscal quarter) at gross margins in line with this volume.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2013 through the second fiscal quarter of 2014 (dollars in thousands):

	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014
MOSFETs
Net revenues	$115,563	$115,168	$117,858	$113,141	$124,042

Book-to-bill ratio	1.11	0.94	0.96	1.13	1.05

Gross profit margin	14.2%	13.7%	12.1%	11.2%	15.2%

Segment operating margin	4.9%	4.6%	4.5%	2.2%	7.7%

Diodes
Net revenues	$140,623	$140,790	$140,739	$136,929	$149,571

Book-to-bill ratio	1.17	0.88	0.98	1.09	1.07

Gross profit margin	22.3%	23.0%	21.4%	21.7%	23.2%

Segment operating margin	18.0%	18.6%	16.8%	16.8%	18.8%

Optoelectronic Components
Net revenues	$58,397	$56,847	$56,775	$57,498	$63,258

Book-to-bill ratio	1.00	0.87	1.05	1.16	1.04

Gross profit margin	32.8%	35.5%	31.1%	36.9%	36.0%

Segment operating margin	26.6%	29.0%	24.7%	30.3%	29.9%

Resistors & Inductors
Net revenues	$171,333	$178,175	$190,874	$189,299	$193,314

Book-to-bill ratio	1.04	1.04	0.95	1.04	0.98

Gross profit margin	31.7%	30.4%	31.9%	31.8%	31.8%

Segment operating margin	26.6%	25.3%	27.1%	26.6%	26.9%

Capacitors
Net revenues	$111,749	$111,910	$109,924	$105,511	$111,744

Book-to-bill ratio	1.05	0.84	1.07	1.09	0.88

Gross profit margin	19.2%	18.6%	19.6%	20.4%	23.6%

Segment operating margin	13.9%	13.3%	14.2%	14.5%	18.0%

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

On June 11, 2014, we acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech"), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.8 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia. For financial reporting purposes, the results and operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014.

On July 11, 2014, we entered into an agreement to acquire Capella for approximately NT$6,051 million or $205 million.  Capella is a fabless IC design company specializing in optoelectronic sensors that is publicly traded in Taiwan.   If completed, the acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.

The acquisition is expected to require two steps.  We have initiated a tender offer to acquire up to 100 percent of Capella's outstanding shares at a price of NT$139 per share.  The tender offer is conditioned upon at least a majority of the outstanding shares being tendered.  The period to tender outstanding shares ends on September 1, 2014, but could be extended pursuant to local regulations. If a majority of the outstanding shares are tendered, the tender offer is expected to close in September 2014 followed by our acquisition of 100 percent of Capella in a merger by the end of January 2015.  Upon the successful close of the tender offer, we will control Capella and will begin consolidating it in our financial statements.  The interest of the shares not tendered will be presented as non-controlling interest in our financial statements.  Due to the expected timing of the close of the tender offer, we do not anticipate that Capella's results will be material to our third fiscal quarter earnings per share.

The majority of the purchase price will be funded with cash on-hand, but we anticipate borrowing between $50 million and $60 million on our revolving credit facility to achieve optimal future flexibility of the legal entity structure.  Due to the nature of Capella's business, we expect that a significant portion of the purchase price will be allocated to definite-lived intangible assets and that yearly amortization expense of the intangible assets will be in excess of $10 million.

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $9.0 million of restructuring and severance expenses in the second fiscal quarter of 2014 for expenses that were recognizable under GAAP during the period and $18.2 million of restructuring and severance expenses since the cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

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

The voluntary separation / early retirement offer was made to employees worldwide who were eligible because they met job classification, age, and/or years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally offer a cash loyalty bonus. All eligible employees have been identified.  The voluntary separation / early retirement program will not impact manufacturing operations or our growth plan.  Our named executive officers (as defined in our proxy statement) and certain other key employees, generally research, development, and engineering personnel, were not eligible for the voluntary separation / early retirement program. The effective separation / retirement date for most eligible employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

The total costs associated with the voluntary separation / early retirement program are approximately $12.7 million.  Of this amount, $7.5 million was recorded in the second fiscal quarter of 2014.  Once fully implemented, the Company anticipates that the program will result in an annual reduction in fixed costs of approximately $10 million, split approximately 35 percent in manufacturing and 65 percent in selling, general, and administrative expenses.

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

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. We have not incurred any material plant closure or employee termination costs related to our acquisitions of Huntington Electric, HiRel Systems, LLC, MCB Industrie, or Holy Stone Polytech, but we expect to have some level of future restructuring expenses due to acquisitions.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the second fiscal quarter and first six fiscal months of 2014 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter and first six fiscal months of 2014 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of products sold	74.4%	76.1%	75.1%	75.7%
Gross profit	25.6%	23.9%	24.9%	24.3%
Selling, general & administrative expenses	15.1%	15.5%	15.5%	16.0%
Operating income	9.0%	8.7%	8.1%	8.5%
Income before taxes and noncontrolling interest	8.1%	7.8%	7.3%	7.6%
Net earnings attributable to Vishay stockholders	5.6%	5.2%	4.9%	5.2%
________
Effective tax rate	31.5%	32.8%	31.5%	30.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$641,929	$597,665	$1,244,307	$1,151,919
Change versus comparable prior year period	$44,264		$92,388
Percentage change versus comparable prior year period	7.4%		8.0%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.1%	8.2%
Decrease in average selling prices	-2.1%	-2.4%
Foreign currency effects	1.6%	1.3%
Acquisitions	1.1%	1.3%
Other	-0.3%	-0.4%
Net change	7.4%	8.0%

Our revenue results for the fiscal quarter and six fiscal months ended ended June 28, 2014 were positively affected by increased demand for our products and overall higher demand compared to the prior year periods.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $43.7 million and $40.2 million for the six fiscal months ended June 28, 2014 and June 29, 2013, respectively, or 3.4% and 3.4% of gross revenues, respectively.  Actual credits issued under the programs during the six fiscal months ended June 28, 2014 and June 29, 2013 were $41.9 million and $40.8 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $2.2 million and $3.6 million for the six fiscal months ended June 28, 2014 and June 29, 2013, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended June 28, 2014 were 25.6% and 24.9%, respectively, versus 23.9% and 24.3%, respectively, for the comparable prior year periods.  The increase in gross profit margins for the fiscal quarter and six fiscal months ended June 28, 2014 versus the prior year periods is primarily due to the increase in sales volume.  Gross profit margins for the fiscal quarter and six fiscal months ended June 28, 2014 were negatively impacted by additional depreciation associated with our cost reductions programs.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$124,042	$115,563	$237,183	$216,451
Change versus comparable prior year period	$8,479		$20,732
Percentage change versus comparable prior year period	7.3%		9.6%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	13.6%	16.5%
Decrease in average selling prices	-5.4%	-5.6%
Foreign currency effects	0.6%	0.5%
Other	-1.5%	-1.8%
Net change	7.3%	9.6%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit margin	15.2%	14.2%	13.3%	13.6%

In the first six fiscal months of 2014, the MOSFETs segment continued to regain volume that was lost in 2012.  The rate of increase in the second fiscal quarter of 2014 was lower than the increase experienced in the first fiscal quarter of 2014.  The increase in volume was primarily due to increased demand from distributors in Asia and general increases in Europe.

Gross profit margin remains below expectations.  The gross profit margin for the second fiscal quarter of 2014 improved slightly as the increase in volume and lower materials prices were able to offset the decrease in average selling prices, general cost inflation, and the negative effect of additional depreciation associated with our cost reduction program.  The gross profit margin for the six fiscal months ended June 28, 2014 decreased slighty versus the prior year period as the increase in volume and lower materials prices were fully offset by the decrease in average selling prices, general cost inflation, and the negative effect of additional depreciation associated with our cost reduction program.

Typical pricing pressure for our established MOSFETs products continues.  We have experienced significant declines in average selling prices versus the prior year periods.  The decline is partially due to lower materials prices.

On October 28, 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. The program is long-term in nature and will not provide significant improvement until the program is close to full implementation.  See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$149,571	$140,623	$286,500	$265,735
Change versus comparable prior year period	$8,948		$20,765
Percentage change versus comparable prior year period	6.4%		7.8%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.9%	10.0%
Decrease in average selling prices	-2.3%	-2.6%
Foreign currency effects	1.1%	0.9%
Other	-0.3%	-0.5%
Net change	6.4%	7.8%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit margin	23.2%	22.3%	22.5%	22.1%

The Diodes segment was positively affected by the increased demand from distributors in Asia in the first six fiscal months of 2014 and positive business development in Europe in the second fiscal quarter of 2014.  The gross profit margin increased slightly versus the prior year periods as the increase in sales volume, the effects of our cost reduction programs, and lower material prices were able to offset the decreased average selling prices and effects of general cost inflation.

Typical pricing pressure for our established Diodes products continues. We have experienced a slight price decline versus the prior year periods and prior fiscal quarter.

The cost reduction programs announced on October 28, 2013 include two smaller projects to improve the results of the Diodes segment. These projects demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$63,258	$58,397	$120,756	$114,623
Change versus comparable prior year period	$4,861		$6,133
Percentage change versus comparable prior year period	8.3%		5.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.8%	5.4%
Decrease in average selling prices	-0.5%	-1.6%
Foreign currency effects	2.1%	1.7%
Other	-0.1%	-0.1%
Net change	8.3%	5.4%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit margin	36.0%	32.8%	36.5%	34.0%

The Optoelectronic Components segment achieved significant growth in the first six fiscal months of 2014, particularly in the second fiscal quarter due to growth in distributor sales, particularly in Asia.  Distributor sales to the Americas increased in the first fiscal quarter of 2014, but declined in the second fiscal quarter of 2014.  The increase in gross profit margin versus the prior year periods is due to increases in volume, lower materials prices, and positive exchange rate effects, partialy offset by slightly lower average selling prices and cost inflation.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced slight declines in average selling prices versus the prior year periods and the prior fiscal quarter.

On July 11, 2014, we entered into an agreement to acquire Capella.  Capella is a fabless IC design company specializing in optoelectronic products.  The acquisition will take place in steps and is expected to be completed by the end of January 2015.  If completed, the acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$193,314	$171,333	$382,613	$337,199
Change versus comparable prior year period	$21,981		$45,414
Percentage change versus comparable prior year period	12.8%		13.5%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	9.7%	9.8%
Decrease in average selling prices	-2.5%	-2.2%
Foreign currency effects	2.3%	1.8%
Acquisition	3.4%	4.3%
Other	-0.1%	-0.2%
Net change	12.8%	13.5%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit margin	31.8%	31.7%	31.8%	31.7%

The Resistors & Inductors segment continues to produce strong results.  Net revenues for the fiscal quarter and six fiscal months ended June 28, 2014 have increased by double digits over the prior year periods.  Every region and end market, particularly the automotive and industrial end markets and European region, have contributed to the growth.  The successful acquisition of MCB Industrie in the second fiscal quarter of 2013 supports continued revenue growth, particularly in the industrial end market.  The segment gross profit margin remained high and increased slightly from the prior year periods due to operational cost savings greater than the negative impact of a slight reduction in average selling prices and inflation.

Average selling prices declined slightly versus both the prior fiscal quarter and prior year periods.  Average selling prices have been negatively affected by our growth initiatives in Asia.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$111,744	$111,749	$217,255	$217,911
Change versus comparable prior year period	$(5)		$(656)
Percentage change versus comparable prior year period	0.0%		-0.3%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-4.3%	-2.8%
Increase in average selling prices	1.8%	0.7%
Foreign currency effects	2.0%	1.6%
Acquisition	0.7%	0.3%
Other	-0.2%	-0.1%
Net change	0.0%	-0.3%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit margin	23.6%	19.2%	22.0%	21.0%

Net revenues for the fiscal quarter and six fiscal months ended June 28, 2014 were relatively stable versus the prior year periods, but increased considerably versus the first fiscal quarter of 2014.  All regions contributed to the revenue growth, while the industrial end market and distributor sales were main contributors.  The increase in gross profit margin versus the prior year periods is primarily due to the increase in average selling prices, increased efficiencies, and lower metals prices.

Average selling prices increased slightly versus both the prior fiscal quarter and the prior year periods.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.8 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total SG&A expenses	$97,156	$92,745	$193,463	$183,874
as a percentage of revenues	15.1%	15.5%	15.5%	16.0%

The overall increase in SG&A expenses is primarily attributable to the non-repetition of temporary cost containment measures implemented in the first fiscal quarter of 2013 and additional compensation costs in general.  We incurred additional SG&A expenses in the second fiscal quarter of 2014 to close the Holy Stone Polytech acquisition and to investigate and negotiate the pending Capella acquisition.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amortization of intangible assets	$3,826	$3,737	$7,626	$7,447
Net loss (gain) on sales of assets	83	(51)	23	86

On October 28, 2013, we announced a voluntary separation / early retirement program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended June 28, 2014 was approximately the same as interest expense for the fiscal quarter ended June 29, 2013.  Interest expense for the six fiscal months ended June 28, 2014 increased by $0.5 million versus the fiscal months ended June 29, 2013.  The increase is primarily due to higher outstanding balances on our revolving credit facility, increased amortization of the debt discounts associated with our convertible senior debentures, and changes in the values of the embedded derivative components of our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 28, 2014	June 29, 2013	Change
Foreign exchange gain (loss)	$(1,001)	$(398)	$(603)
Interest income	1,261	1,073	188
Other	(52)	109	(161)
	$208	$784	$(576)

	Six fiscal months ended
	June 28, 2014	June 29, 2013	Change
Foreign exchange gain (loss)	$(1,113)	$802	$(1,915)
Interest income	2,484	2,307	177
Other	149	(2,210)	2,359
	$1,520	$899	$621

Income Taxes

For the fiscal quarter and six fiscal months ended June 28, 2014, our effective tax rate was 31.5%, as compared to 32.8% and 30.4%, respectively, for the fiscal quarter and six fiscal months ended June 29, 2013.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

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

During the six fiscal months ended June 28, 2014, the liabilities for unrecognized tax benefits decreased by $1.4 million on a net basis, principally due to payments offset by increases for interest.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended June 28, 2014.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2014 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013. The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan. The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At June 28, 2014 and December 31, 2013, $134 million and $114 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

We were in compliance with all financial covenants under the credit facility at June 28, 2014. Our interest expense coverage ratio and leverage ratio were 13.15 to 1 and 1.81 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At June 28, 2014, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $199.2 million. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014 and June 26, 2014 to stockholders of record at the close of business on March 3, 2014 and June 12, 2014, respectively. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $114 million at December 31, 2013. We borrowed $66 million and repaid $46 million on our credit facility during the six fiscal months ended June 28, 2014.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $121.5 million and the highest amount outstanding on our credit facility at a month end was $134 million during the six fiscal months ended June 28, 2014.

If the Capella tender offer is completed, we anticipate borrowing between $50 million and $60 million on our revolving credit facility to achieve optimal future flexibility of the legal entity structure.  Management expects to periodically pay down the balance of our revolving credit facility with available cash or use the credit facility to meet short-term financing needs. We expect that cash on-hand and cash flows from operations will be sufficient to meet our other longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans. Additional acquisition activity or share repurchases may require additional borrowing under our credit facility or may otherwise require us to incur additional debt. No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in August 2018.

Substantially all of our June 28, 2014 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. Our substantially undrawn credit facility provides us with significant liquidity in the U.S.

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

The interest rates on our short-term investments average 0.5% and are approximately 26 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at June 28, 2014 and December 31, 2013 (in thousands):

	June 28, 2014	December 31, 2013

Credit facility	$134,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	102,776	101,846
Convertible senior debentures, due 2041*	52,744	52,264
Convertible senior debentures, due 2042*	58,644	58,159
Total debt	386,806	364,911

Cash and cash equivalents	659,593	640,348
Short-term investments	514,397	511,231

Net cash and short-term investments (debt)	$787,184	$786,668
________
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

Our financial condition as of June 28, 2014 continued to be strong, with a current ratio (current assets to current liabilities) of 4.5 to 1, as compared to 4.4 to 1 as of December 31, 2013.  The slight increase is primarily due to an increase in net accounts receivable and total inventories in the first six fiscal months of 2014.  Our ratio of total debt to Vishay stockholders' equity as of June 28, 2014 was 0.20 to 1, as compared to 0.19 to 1 as of December 31, 2013.  The slight increase is primarily due to the increase in the outstanding credit facility balance in the first six fiscal months of 2014.

Cash flows provided by operating activities were $99.1 million for the six fiscal months ended June 28, 2014, as compared to cash flows provided by operations of $94.1 million for the six fiscal months ended June 29, 2013.

Cash paid for property and equipment for the six fiscal months ended June 28, 2014 was $53.3 million, as compared to $47.2 million for the six fiscal months ended June 29, 2013. We expect capital spending of approximately $170 million in 2014.

Cash paid for dividends to our common and Class B common stockholders totalled $17.7 million for the six fiscal months ended June 28, 2014.  We expect dividend payments in 2014 to total approximately $35.6 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Dividends

On February 3, 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014 and June 26, 2014 to stockholders of record at the close of business on March 3, 2014 and June 12, 2014, respectively.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 29, 2014	$8,847	March
Three fiscal months ended June 28, 2014	8,847	June

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses, including with respect to the pending Capella acquisition; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; uncertainty related to the effects of changes in foreign currency exchange rates; difficulties in implementing our cost management strategies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company has been named as a defendant in purported antitrust class action complaints filed by Chip-Tech, Ltd. on July 18, 2014, and by Dependable Component Supply Corp. on July 22, 2014, in the United States District Court for the Northern District of California. The complaints allege restraint of trade in aluminum and tantalum electrolytic capacitors by the Company and 27 other manufacturers, and seek injunctive relief and unspecified joint and several treble damages. The Company intends to defend vigorously against the complaints.

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

10.1
Amended and Restated Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2014, for our 2014 Annual Meeting of Stockholders.

10.2	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.3	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.4	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 28, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            July 29, 2014