Form 10-Q
period 2014-09-27
VISHAY INTERTECHNOLOGY INC
filed 2014-10-28
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 27, 2014

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
☐ Yes  ☒ No

As of October 24, 2014, the registrant had 135,324,313 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 27, 2014

PART I  - FINANCIAL INFORMATION

Item 1.	Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,302	$640,348
Short-term investments	538,109	511,231
Accounts receivable, net	303,923	274,083
Inventories:
Finished goods	124,271	109,617
Work in process	195,439	197,600
Raw materials	130,675	125,491
Total inventories	450,385	432,708

Deferred income taxes	21,122	21,716
Prepaid expenses and other current assets	107,267	100,594
Total current assets	1,996,108	1,980,680

Property and equipment, at cost:
Land	92,980	93,685
Buildings and improvements	564,514	560,418
Machinery and equipment	2,368,291	2,340,778
Construction in progress	67,428	95,278
Allowance for depreciation	(2,207,101)	(2,163,540)
	886,112	926,619

Goodwill	147,436	43,132

Other intangible assets, net	193,913	129,951

Other assets	152,953	156,757
Total assets	$3,376,522	$3,237,139

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$17	$2
Trade accounts payable	158,021	163,894
Payroll and related expenses	138,708	120,997
Other accrued expenses	156,699	146,670
Income taxes	16,536	17,502
Total current liabilities	469,981	449,065

Long-term debt less current portion	440,880	364,911
Deferred income taxes	181,710	157,640
Other liabilities	101,147	99,426
Accrued pension and other postretirement costs	269,325	287,901
Total liabilities	1,463,043	1,358,943

Redeemable convertible debentures	91,092	-

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,532	13,520
Class B convertible common stock	1,213	1,213
Capital in excess of par value	1,964,277	2,054,087
(Accumulated deficit) retained earnings	(195,837)	(257,698)
Accumulated other comprehensive income (loss)	12,064	61,634
Total Vishay stockholders' equity	1,795,249	1,872,756
Noncontrolling interests	27,138	5,440
Total equity	1,822,387	1,878,196
Total liabilities, temporary equity, and equity	$3,376,522	$3,237,139

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 27, 2014	September 28, 2013

Net revenues	$638,211	$602,890
Costs of products sold	479,819	459,670
Gross profit	158,392	143,220

Selling, general, and administrative expenses	93,837	90,067
Restructuring and severance costs	3,508	-
U.S. pension settlement charges	15,588	-
Operating income	45,459	53,153

Other income (expense):
Interest expense	(6,167)	(5,797)
Other	(474)	556
	(6,641)	(5,241)

Income before taxes	38,818	47,912

Income tax expense	11,841	15,043

Net earnings	26,977	32,869

Less: net earnings attributable to noncontrolling interests	6	150

Net earnings attributable to Vishay stockholders	$26,971	$32,719

Basic earnings per share attributable to Vishay stockholders	$0.18	$0.23

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.22

Weighted average shares outstanding - basic	147,569	145,044

Weighted average shares outstanding - diluted	155,546	151,890

Cash dividends per share	$0.06	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 27, 2014	September 28, 2013

Net earnings	$26,977	$32,869

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(55,934)	24,975

Pension and other post-retirement actuarial items	10,805	3,078

Unrealized gain (loss) on available-for-sale securities	(50)	60

Other comprehensive income (loss)	(45,179)	28,113

Comprehensive income (loss)	(18,202)	60,982

Less: comprehensive income attributable to noncontrolling interests	6	150

Comprehensive income (loss) attributable to Vishay stockholders	$(18,208)	$60,832

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013

Net revenues	$1,882,518	$1,754,809
Costs of products sold	1,414,750	1,331,998
Gross profit	467,768	422,811

Selling, general, and administrative expenses	287,300	273,941
Restructuring and severance costs	18,926	-
U.S. pension settlement charges	15,588	-
Executive compensation credit	-	(1,778)
Operating income	145,954	150,648

Other income (expense):
Interest expense	(17,968)	(17,107)
Other	1,046	1,455
	(16,922)	(15,652)

Income before taxes	129,032	134,996

Income taxes	40,259	41,501

Net earnings	88,773	93,495

Less: net earnings attributable to noncontrolling interests	350	536

Net earnings attributable to Vishay stockholders	$88,423	$92,959

Basic earnings per share attributable to Vishay stockholders	$0.60	$0.65

Diluted earnings per share attributable to Vishay stockholders	$0.57	$0.61

Weighted average shares outstanding - basic	147,565	144,119

Weighted average shares outstanding - diluted	154,142	151,471

Cash dividends per share	$0.18	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013

Net earnings	$88,773	$93,495

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(64,373)	10,304

Pension and other post-retirement actuarial items	13,665	9,250

Unrealized gain (loss) on available-for-sale securities	1,138	(154)

Other comprehensive income (loss)	(49,570)	19,400

Comprehensive income	39,203	112,895

Less: comprehensive income attributable to noncontrolling interests	350	536

Comprehensive income attributable to Vishay stockholders	$38,853	$112,359

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013
Operating activities
Net earnings	$88,773	$93,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132,344	125,611
(Gain) loss on disposal of property and equipment	(65)	118
Accretion of interest on convertible debentures	2,930	2,709
Inventory write-offs for obsolescence	15,101	14,476
U.S. pension settlement charges	15,588	-
Other	4,215	(11,986)
Net change in operating assets and liabilities, net of effects of businesses acquired	(61,875)	(44,862)
Net cash provided by operating activities	197,011	179,561

Investing activities
Capital expenditures	(90,507)	(91,591)
Proceeds from sale of property and equipment	2,345	3,866
Purchase of businesses, net of cash acquired	(198,186)	(23,034)
Purchase of short-term investments	(335,341)	(424,940)
Maturity of short-term investments	330,734	284,814
Other investing activities	1,734	1,246
Net cash used in investing activities	(289,221)	(249,639)

Financing activities
Debt issuance costs	-	(4,558)
Principal payments on long-term debt and capital leases	(11)	(21)
Net proceeds on revolving credit lines	73,000	21,000
Net changes in short-term borrowings	14	(142)
Dividends paid to common stockholders	(24,358)	-
Dividends paid to Class B common stockholders	(2,183)	-
Excess tax benefit from RSUs vested	-	456
Proceeds from stock options exercised	50	-
Distributions to noncontrolling interests	(547)	(240)
Other financing activities	(1,323)	-
Net cash provided by financing activities	44,642	16,495
Effect of exchange rate changes on cash and cash equivalents	(17,478)	939

Net decrease in cash and cash equivalents	(65,046)	(52,644)

Cash and cash equivalents at beginning of period	640,348	697,595
Cash and cash equivalents at end of period	$575,302	$644,951

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	88,423	-	88,423	350	88,773
Other comprehensive loss	-	-	-	-	(49,570)	(49,570)	-	(49,570)
Noncontrolling interest in business acquired	-	-	-	-	-	-	21,895	21,895
Distributions to noncontrolling interests	-	-	-	-	-	-	(547)	(547)
Temporary equity reclassification	-	-	(91,092)	-	-	(91,092)	-	(91,092)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($ 0.18 per share)	-	-	21	(26,562)	-	(26,541)	-	(26,541)
Stock compensation expense	-	-	1,703	-	-	1,703	-	1,703
Stock options exercised (4,337 shares)	-	-	50	-	-	50	-	50
Tax effects of stock plan	-	-	(108)	-	-	(108)	-	(108)
Balance at September 27, 2014	$13,532	$1,213	$1,964,277	$(195,837)	$12,064	$1,795,249	$27,138	$1,822,387

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the fiscal quarter and nine fiscal months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Holy Stone Polytech Co., Ltd.

On June 11, 2014, Vishay acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech"), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20,776, net of cash acquired. The acquisition is expected to strengthen the Company's position in tantalum capacitors, especially in Asia. For financial reporting purposes, the results of operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 27, 2014.  Based on an estimate of their fair values, the Company allocated $3,736 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,736 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets, finalization of a working capital adjustment, environmental assessments, and completion of other customary post-closing review activities.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

Capella Microsystems Inc.

On July 11, 2014, Vishay entered into an agreement to acquire Capella Microsystems (Taiwan) Inc. ("Capella") for approximately $205,000.  Capella is a fabless IC design company specializing in optoelectronic products.  As a first step in the acquisition, Vishay launched a tender offer for Capella's outstanding shares.  A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by Vishay.  The offer period expired on September 1, 2014.  Pursuant to the terms of the tender offer, Vishay paid NT$139 for each share tendered.  The aggregate purchase price was $180,167.  Capella had cash and short-term investments on hand of $50,195 at the date of acquisition.  Vishay funded the acquisition with cash on hand and $53,000 of borrowings under its credit facility.  The acquisition is expected to strengthen the Company's position in optoelectronic sensors.

Upon the close of the tender offer, Vishay controlled Capella and began consolidating it in its financial statements.  For financial reporting purposes, the results and operations and net assets of Capella have been included in the Optoelectronic Components segment.  The interest represented by the shares not tendered are presented as noncontrolling interests in the consolidated condensed financial statements.  The fair value of the noncontrolling interest was determined based on the observable quoted share price as of the acquisition date.  Due to the timing of the close of the tender offer, Capella's results were not material to the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 27, 2014.

Vishay expects to acquire the remaining outstanding shares of Capella pursuant to the merger agreement.  In connection with the closing of the merger, all remaining holders of Capella common stock other than Vishay and its subsidiaries will receive the same consideration for their shares as the holders who tendered their shares in the tender offer, or approximately $22,000 in the aggregate.  The merger is expected to be completed by the end of January 2015.  The closing of the merger is subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances.

Based on an estimate of their fair values, the Company allocated the purchase price of the acquisition as follows:

Short-term investments	$47,438
Working capital (excluding cash and short-term investments)	(6,374)
Property and equipment	4,134
Intangible assets:
Patents and acquired technology	14,870
Capitalized software	101
Customer relationships	54,400
Tradenames	5,110
Total intangible assets	74,481
Other, net	(454)
Deferred taxes, net	(17,626)
Total identifiable assets and liabilities	101,599

Cash paid to Capella stockholders, net of cash aquired	177,410
Fair value of noncontrolling interest	21,895

Goodwill	$97,706

The weighted average useful lives for patents and acquired technology, customer relationships, and tradenames are 10, 7, and 7 years, respectively.  The Company will test the goodwill for impairment at least annually in accordance with GAAP.  The goodwill associated with this transaction is not deductible for income tax purposes.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets.  There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

In evaluating the acquisition of Capella, the Company focused primarily on the ability to synergize its optoelectronics design capabilities with Vishay's existing optoelectronics product lines and customers.  As a result, the fair value of the acquired assets, including identified intangible assets, corresponds to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill associated with the acquisition.

The Company recognized $613 of acquisition costs classified as a component of selling, general, and administrative expenses in its consolidated condensed statements of operations.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions had occurred as of January 1, 2013:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Pro forma net revenues	$643,917	$619,580	$1,911,246	$1,817,633
Pro forma net earnings attributable to Vishay stockholders	26,688	33,182	85,713	98,200
Pro forma basic earnings per share attributable to Vishay stockholders	$0.18	$0.23	$0.58	$0.68
Pro forma diluted earnings per share attributable to Vishay stockholders	$0.17	$0.22	$0.56	$0.65

The pro forma information presented for the fiscal quarter and nine fiscal months ended September 27, 2014 was adjusted to exclude acquisition-related costs incurred in 2014.  The pro forma information also includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of acquired intangible assets, depreciation of acquired property and equipment, allocation of a portion of Capella results to noncontrolling interests, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The required annual impairment test of goodwill is completed as of the first day of the fourth fiscal quarter of each year. These impairment tests must be performed more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company's business segments (see Note 10) represent its reporting units for goodwill impairment testing purposes.

The changes in the carrying amount of goodwill by segment for the nine fiscal months ended September 27, 2014 was as follows:

	Optoelectronic Components	Resistors & Inductors	Capacitors	Total

Balance at January 1, 2014	$-	$43,132	$-	$43,132
Holy Stone acquisition	-	-	7,736	7,736
Capella acquisition	97,706	-	-	97,706
Exchange rate effects	-	(643)	(495)	(1,138)
Balance at September 27, 2014	$97,706	$42,489	$7,241	$147,436

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarter ended	Nine fiscal months ended
	September 27, 2014	September 27, 2014
MOSFETs Enhanced Competitiveness Program	$1,522	$4,741
Voluntary Separation / Retirement Program	(94)	12,105
Modules Production Transfer Program	2,080	2,080
Total	$3,508	$18,926

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

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense	4,741
Cash paid	(682)
Balance at September 27, 2014	$6,120

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $840 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Voluntary Separation / Retirement Program

The voluntary separation / early retirement program was offered to employees worldwide who were eligible because they met job classification, age, and years-of-service criteria as of October 31, 2013. The program benefits vary by country and job classification, but generally include a cash loyalty bonus based on years of service. All employees eligible for the program have been identified, and have left or will leave the Company after the expiration of their respective transition periods.

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

The following table summarizes the activity to date related to this program:

Expense recorded in the fourth fiscal quarter of 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense	12,105
Cash paid	(6,654)
Foreign currency translation	(291)
Balance at September 27, 2014	$5,551

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment. The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

Modules Production Transfer

In an effort to reduce costs and streamline production of its module products within its Diodes segment, the Company committed to two smaller cost reduction programs related to the transferring of production of certain of its products.  The production transfers will take approximately twelve months to execute.

The following table summarizes the activity to date related to this program:

Expense	$2,080
Cash paid	(94)
Foreign currency translation	(44)
Balance at September 27, 2014	$1,942

Severance benefits are generally paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 27, 2014 and September 28, 2013 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

During the nine fiscal months ended September 27, 2014, the liabilities for unrecognized tax benefits decreased by $1,432 on a net basis, principally due to payments and currency effects offset by increases for interest and positions taken in prior periods.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	September 27, 2014	December 31, 2013

Credit facility	$187,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	103,364	101,846
Convertible senior debentures, due 2041	52,966	52,264
Convertible senior debentures, due 2042	58,908	58,159
	440,880	364,911
Less current portion	-	-
	$440,880	$364,911

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the September 18, 2014 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective August 26, 2014 (per $1 principal amount)	72.8961	53.1957	85.7084
Effective conversion price effective August 26, 2014 (per share)	$13.72	$18.80	$11.67
130% of the conversion price (per share)	$17.84	$24.44	$15.17
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the September 27, 2014 evaluation of the conversion criteria, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable period in the third fiscal quarter of 2014.  The debentures due 2042 will remain convertible until December 31, 2014, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures due 2042 in cash and settle any additional amounts in shares of Vishay common stock.  The excess of the amount that the Company would pay to the holders of the debentures upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassifed as temporary equity in the condensed consolidated financial statements.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.  Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a non-current liability in the consolidated condensed balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value
September 27, 2014
Due 2040	$275,000	(172,189)	553	$103,364	$110,094
Due 2041	$150,000	(97,348)	314	$52,966	$62,246
Due 2042	$150,000	(91,301)	209	$58,908	$57,874
Total	$575,000	$(360,838)	$1,076	$215,238	$230,214

December 31, 2013
Due 2040	$275,000	(173,645)	491	$101,846	$110,094
Due 2041	$150,000	(98,085)	349	$52,264	$62,246
Due 2042	$150,000	(92,038)	197	$58,159	$57,874
Total	$575,000	$(363,768)	$1,037	$212,269	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 27, 2014
Due 2040	$1,547	495	22	93	$2,157
Due 2041	$844	251	11	(29)	$1,077
Due 2042	$844	251	13	13	$1,121
Total	$3,235	$997	$46	$77	$4,355

September 28, 2013
Due 2040	$1,547	458	22	(30)	$1,997
Due 2041	$844	231	11	(13)	$1,073
Due 2042	$844	233	13	3	$1,093
Total	$3,235	$922	$46	$(40)	$4,163

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 27, 2014
Due 2040	$4,641	1,456	66	62	$6,225
Due 2041	$2,532	737	35	(35)	$3,269
Due 2042	$2,532	737	40	12	$3,321
Total	$9,705	$2,930	$141	$39	$12,815

September 28, 2013
Due 2040	$4,641	1,346	66	(193)	$5,860
Due 2041	$2,532	679	35	(100)	$3,146
Due 2042	$2,532	684	40	(73)	$3,183
Total	$9,705	$2,709	$141	$(366)	$12,189

Exchangeable Unsecured Notes, due 2102

Quarterly cash dividends do not result in an adjustment to the put/call rate of the Company's exchangeable unsecured notes due 2102; therefore, the cash dividend payments in the first, second, and third fiscal quarters of 2014 had no effect on the exchangeable notes due 2102.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2014	$(129,918)	$190,998	554	$61,634
Other comprehensive income (loss) before reclassifications	(1,177)	(64,373)	1,775	$(63,775)
Tax effect	412	-	(621)	$(209)
Other comprehensive income (loss) before reclassifications, net of tax	(765)	(64,373)	1,154	$(63,984)
Amounts reclassified out of AOCI	22,010	-	(24)	$21,986
Tax effect	(7,580)	-	8	$(7,572)
Amounts reclassified out of AOCI, net of tax	14,430	-	(16)	$14,414
Net other comprehensive income (loss)	$13,665	$(64,373)	$1,138	$(49,570)
Balance at September 27, 2014	$(116,253)	$126,625	$1,692	$12,064

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost, and include the U.S. pension settlement charges.  (See Note 8 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $24 for the fiscal quarter and nine fiscal months ended September 27, 2014. These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2014 and 2013 for the Company's defined benefit pension plans:

	Fiscal quarter ended September 27, 2014		Fiscal quarter ended September 28, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$826	$-	$864
Interest cost	3,313	2,149	3,471	2,022
Expected return on plan assets	(3,578)	(534)	(4,781)	(510)
Amortization of prior service cost (credit)	(23)	1	244	(9)
Amortization of losses	1,507	677	3,733	832
Curtailment and settlement losses	15,588	-	-	-
Net periodic benefit cost	$16,807	$3,119	$2,667	$3,199

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2014 and September 28, 2013 for the Company's defined benefit pension plans:

	Nine fiscal months ended September 27, 2014		Nine fiscal months ended September 28, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,481	$-	$2,621
Interest cost	10,981	6,525	10,412	6,076
Expected return on plan assets	(11,694)	(1,591)	(14,343)	(1,559)
Amortization of prior service cost (credit)	(69)	3	733	(26)
Amortization of losses	5,127	2,055	11,198	2,499
Curtailment and settlement losses	15,588	-	-	-
Net periodic benefit cost	$19,933	$9,473	$8,000	$9,611

During the third fiscal quarter of 2014, the Company executed two partial-settlement transactions to reduce the risk associated with its U.S. qualified pension obligations.  These transactions included the purchase of annuity contracts for approximately 700 participants pursuant to an arrangement inherited in a past acquisition and a special limited-time voluntary lump-sum payment offer to certain former employees who were deferred vested participants of the plan not currently receiving periodic payments of their pension benefit.  A total of 800 participants accepted the voluntary lump-sum offer.  The plan is no longer obligated to pay any benefits to the 1,500 participants covered by these two settlement transactions.  These former participants represented approximately 23% of the total participants prior to executing these transactions.

As a result of these transactions, the projected benefit obligation, plan assets, and funded status were remeasured on the dates of the respective settlements.  The plan assets consisted of equity securities, fixed income securities, and real estate investments.

Equity securities held by the U.S. defined benefit retirement plan consist of various mutual funds and exchange traded funds that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the mutual funds and exchange traded funds securities is considered a Level 1 measurement within the fair value hierarchy.

Fixed income securities held by the U.S. defined benefit retirement plans consist of exchange traded funds and a short-term investment fund. The exchange traded funds are valued based on quoted market prices on the last business day of the year. The fair value measurement of the exchange traded funds securities is considered a Level 1 measurement within the fair value hierarchy. The short-term investment fund strictly invests in short-term investments, including commercial paper, certificates of deposit, U.S. government agency and instrumentality obligations, U.S. government obligations, corporate notes, and funding agreements. The maturity date of all investments held by the short-term investment fund is within one year from the financial statement date. There are no redemption restrictions on the plan's investment. The fair value of the short-term investment fund has been estimated using the net asset value per share of the investment. The fair value measurement of the short-term investment fund is considered a Level 2 measurement within the fair value hierarchy.

Real estate investments held by the U.S. defined benefit retirement plans consist of real estate investment trust securities that are valued at quoted market prices on the last business day of the year. The fair value measurement of the real estate investments is considered a Level 1 measurement within the fair value hierarchy.

These transactions reduced the U.S. projected benefit obligation by approximately $59,400, and were funded entirely with plan assets.  These transactions also resulted in the recognition of non-cash settlement charges aggregating $15,588, representing previously unrecognized actuarial items.  These non-cash charges are presented on a separate line in the consolidated condensed statements of operations.

The Company continues to evaluate options to further reduce the risk associated with its pension obligations.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2014 and 2013 for the Company's other postretirement benefit plans:

	Fiscal quarter ended September 27, 2014		Fiscal quarter ended September 28, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$29	$77	$28	$74
Interest cost	88	61	78	64
Amortization of prior service (credit)	(206)	-	(200)	-
Amortization of losses (gains)	(35)	9	1	-
Net periodic benefit cost	$(124)	$147	$(93)	$138

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2014 and September 28, 2013 for the Company's other postretirement benefit plans:

	Nine fiscal months ended September 27, 2014		Nine fiscal months ended September 28, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$87	$235	$83	$222
Interest cost	264	187	235	191
Amortization of prior service (credit)	(618)	-	(599)	-
Amortization of losses (gains)	(105)	29	3	-
Net periodic benefit cost	$(372)	$451	$(278)	$413

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Stock options	$-	$-	$-	18
Restricted stock units	(42)	382	1,572	(1,336)
Phantom stock units	-	-	131	108
Total	$(42)	$382	$1,703	(1,210)

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes. Stock-based compensation for the nine fiscal months ended September 28, 2013, as presented in the table above, includes the material reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014 recorded in the second fiscal quarter of 2013. $1,778 of these reversed costs had been originally reported as a separate line item upon cessation of employment of certain former executives in 2011, and accordingly, this adjustment is also reported as a separate line item in the accompanying consolidated condensed statements of operations. A portion of the stock-based compensation expense related to certain current executives that was reversed in the second fiscal quarter of 2013 was recognized in the fourth fiscal quarter of 2013 due to certain amendments to the performance-based RSUs granted to certain current executives in 2011 approved by the Compensation Committee of the Board of Director's in the fourth fiscal quarter of 2013. Pursuant to their original terms, the performance-based RSUs would have vested on January 1, 2014 only if all of the associated performance criteria were met for the three-year period ending December 31, 2013. Pursuant to the amended terms, 75% of the performance-based RSUs of each of such executives vested effective December 5, 2013 in light of the Compensation Committee of the Board of Director's assessment that the performance criteria would be achieved in substantial part by December 31, 2013.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 27, 2014 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	10,808	1.2
Phantom stock units	-	0.0
Total	$10,808

Unrecognized compensation cost presented in the table above includes $6,485 of unrecognized compensation cost for performance-based RSUs that are not currently expected to vest and for which no compensation cost is currently being recognized.

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

Stock option activity under the 2007 Program as of September 27, 2014 and changes during the nine fiscal months then ended are presented below (number of options in thousands):

	Number of Options	Weighted Average Exercise Price
Outstanding:
January 1, 2014	109	$15.24
Granted	-	-
Exercised	(4)	11.62
Cancelled or forfeited	-	-
Outstanding at September 27, 2014	105	$15.38

Vested	105

Exercisable	105

At September 27, 2014, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2014 of $14.42 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2014 is $42.  This amount changes based on changes in the market value of the Company's common stock.  During the nine fiscal months ended September 27, 2014, 4,337 options were exercised.  The total instrinsic value of options exercised during the nine fiscal months ended September 27, 2014 was $18.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity under the 2007 Program as of September 27, 2014 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	1,059	$13.40
Granted	336	13.48
Vested*	(146)	15.87
Cancelled or forfeited	(102)	17.45
Outstanding at September 27, 2014	1,147	$12.75

Expected to vest at September 27, 2014	649

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

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	-	276	276
January 1, 2016	-	222	222
January 1, 2017	192	-	192

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

Phantom stock unit activity under the phantom stock plan as of September 27, 2014 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2014	107
Granted	10	$13.12
Dividend equivalents issued	2
Redeemed for common stock	-
Outstanding at September 27, 2014	119

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 27, 2014:
Product Sales	$121,631	$151,444	$67,549	$189,419	$107,105	$637,148
Royalty Revenues	28	-	-	1,035	-	$1,063
Total Revenue	$121,659	$151,444	$67,549	$190,454	$107,105	$638,211

Gross Margin	$17,384	$36,135	$24,585	$59,581	$20,707	$158,392

Fiscal quarter ended September 28, 2013:
Product Sales	$115,143	$140,790	$56,796	$176,885	$111,910	$601,524
Royalty Revenues	25	-	51	1,290	-	$1,366
Total Revenue	$115,168	$140,790	$56,847	$178,175	$111,910	$602,890

Gross Margin	$15,735	$32,405	$20,163	$54,093	$20,824	$143,220

Nine fiscal months ended September 27, 2014:
Product Sales	$358,715	$437,944	$188,305	$569,944	$324,360	$1,879,268
Royalty Revenues	127	-	-	3,123	-	$3,250
Total Revenue	$358,842	$437,944	$188,305	$573,067	$324,360	$1,882,518

Gross Margin	$48,872	$100,606	$68,610	$181,096	$68,584	$467,768

Nine fiscal months ended September 28, 2013:
Product Sales	$331,473	$406,525	$171,419	$510,630	$329,821	$1,749,868
Royalty Revenues	146	-	51	4,744	-	$4,941
Total Revenue	$331,619	$406,525	$171,470	$515,374	$329,821	$1,754,809

Gross Margin	$45,101	$91,093	$59,088	$161,039	$66,490	$422,811

The Optoelectronic Components segment assets increased due to the Capella acquisition (see Note 2).

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Operating margin reconciliation:
MOSFETs	$7,824	$5,313	$19,804	$13,828
Diodes	29,720	26,240	80,908	72,968
Optoelectronic Components	20,571	16,492	56,920	48,259
Resistors & Inductors	50,194	45,096	152,499	134,836
Capacitors	14,482	14,879	49,945	48,920
Restructuring and Severance Costs	(3,508)	-	(18,926)	-
U.S. Pension Settlement Charges	(15,588)	-	(15,588)	-
Executive Compensation Credit	-	-	-	1,778
Unallocated Selling, General, and Administrative Expenses	(58,236)	(54,867)	(179,608)	(169,941)
Consolidated Operating Income	$45,459	$53,153	$145,954	$150,648

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Numerator:
Numerator for basic earnings per share:
Net earnings	$26,971	$32,719	$88,423	$92,959

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	14	33	44	124

Numerator for diluted earnings per share:
Net earnings	$26,985	$32,752	$88,467	$93,083

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,451	144,937	147,447	144,012
Outstanding phantom stock units	118	107	118	107
Adjusted weighted average shares	147,569	145,044	147,565	144,119

Effect of dilutive securities:
Convertible and exchangeable debt instruments	7,702	6,560	6,332	7,045
Restricted stock units	267	279	237	301
Other	8	7	8	6
Dilutive potential common shares	7,977	6,846	6,577	7,352

Denominator for diluted earnings per share:
Adjusted weighted average shares	155,546	151,890	154,142	151,471

Basic earnings per share attributable to Vishay stockholders	$0.18	$0.23	$0.60	$0.65

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.22	$0.57	$0.61

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	19,809	-	19,809
Convertible Senior Debentures, due 2041	7,925	7,885	7,927	7,885
Weighted average employee stock options	77	77	77	87
Weighted average other	154	285	143	370

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  The convertible debentures due 2042 are convertible subsequent to the September 27, 2014 evaluation of the conversion criteria.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.72, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.80, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.67, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 27, 2014:
Assets:
Assets held in rabbi trusts	$38,270	$25,081	$13,189	$-
Available for sale securities	$7,162	7,162	-	-
	$45,432	$32,243	$13,189	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(553)	$-	$-	$(553)
Embedded derivative - convertible debentures due 2041	$(314)	-	-	(314)
Embedded derivative - convertible debentures due 2042	$(209)	-	-	(209)
	$(1,076)	$-	$-	$(1,076)

December 31, 2013:
Assets:
Assets held in rabbi trusts	$36,992	$24,064	12,928	$-
Available for sale securities	$7,356	7,356	-	-
	$44,348	$31,420	$12,928	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(491)	$-	$-	$(491)
Embedded derivative - convertible debentures due 2041	$(349)	-	-	(349)
Embedded derivative - convertible debentures due 2042	$(197)	-	-	(197)
	$(1,037)	$-	$-	$(1,037)

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

In the third fiscal quarter of 2014, the Company entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25,000 as of September 27, 2014.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contract settles monthly and is expected to be renewed at the Company's discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the third fiscal quarter.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  Due to the timing of the renewal of the forward contract, the value of the forward contract was immaterial as of September 27, 2104.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities, at September 27, 2014 and December 31, 2013 is approximately $859,500 and $750,700, respectively, compared to its carrying value, excluding the derivative liabilities, of $439,804, and $363,874, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At September 27, 2014 and December 31, 2013, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 27, 2014 and December 31, 2013, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  In addition to our growth plan, we also have opportunistically repurchased our stock.  We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative.  The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted.  On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At September 27, 2014, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $195.7 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

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

On July 11, 2014, we entered into an agreement to acquire Capella Microsystems (Taiwan) Inc. for approximately NT$6,051 million or $205 million.  Capella is a fabless IC design company specializing in optoelectronic sensors.  As a first step in the acquisition, we launched a tender offer for Capella's oustanding shares.  A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by us.  The offer period expired on September 1, 2014.  Pursuant to the terms of the tender offer, we paid NT$139 for each share tendered.  The aggregate purchase price was NT$5,400 million or approximately $180 million.  We expect to acquire the remaining outstanding shares of Capella pursuant to the merger agreement by the end of January 2015.  The acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.  (See further discussion in "Acquisition Activity.")

During the third fiscal quarter of 2014, we executed two partial-settlement transactions to reduce the risk associated with our U.S. qualified pension obligations.  As a result of these transactions, the projected benefit obligation, plan assets, and funded status were remeasured on the dates of the respective settlements.  These transactions reduced the U.S. projected benefit obligation by approximately $59.4 million, and were funded entirely with plan assets.  These transactions also resulted in the recognition of non-cash settlement charges aggregating $15.6 million, representing previously unrecognized actuarial items.  These non-cash charges are presented on a separate line in the accompanying consolidated condensed statements of operations.  We continue to evaluate options to further reduce the risk associated with our pension obligations.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues decreased slightly in the third fiscal quarter of 2014, but remain higher than the range experienced in 2013. Operating results have been close to our expectations at this relatively low revenue level. A decrease in orders in the latter part of the third fiscal quarter of 2014 resulted in a decrease in key financial metrics compared to prior quarters.

Net revenues for the fiscal quarter ended September 27, 2014 were $638.2 million, compared to $602.9 million for the fiscal quarter ended September 28, 2013.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 27, 2014 were $27.0 million, or $0.17 per diluted share, compared to $32.7 million, or $0.22 per diluted share for the fiscal quarter ended September 28, 2013.

Net revenues for the nine fiscal months ended September 27, 2014 were $1,882.5 million, compared to $1,754.8 million for the nine fiscal months ended September 28, 2013.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 27, 2014 were $88.4 million, or $0.57 per diluted share, compared to $93.0 million, or $0.61 per diluted share for the nine fiscal months ended September 28, 2013.

Net earnings attributable to Vishay stockholders for the fiscal quarters and nine fiscal months ended September 27, 2014 and September 28, 2013 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted net earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted net earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

GAAP net earnings attributable to Vishay stockholders	$26,971	$32,719	$88,423	$92,959

Reconciling items affecting operating margin:
Restructuring and severance costs	$3,508	$-	$18,926	$-
U.S. pension settlement charges	15,588	-	15,588	-
Executive compensation credit	-	-	-	(1,778)

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(6,011)	$(2,867)	$(10,855)	$(3,564)

Adjusted net earnings	$40,056	$29,852	$112,082	$87,617

Adjusted weighted average diluted shares outstanding	155,546	151,890	154,142	151,471

Adjusted earnings per diluted share *	$0.26	$0.20	$0.73	$0.58

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and nine fiscal months ended September 27, 2014 represent the effects of an improved business environment in nearly all of our customer end markets versus the prior year periods, as well as the effects of our cost reduction programs and our organic growth initiatives.  The business environment began to be negatively effected by some political and macroeconomic uncertainties in the third fiscal quarter of 2014.  Our results for the fiscal quarter and nine fiscal months ended September 28, 2013 represent the effects of a rapid reduction of orders from distribution in the third fiscal quarter of 2013 following a recovery of business conditions experienced in the first six fiscal months of 2013.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2013 through the third fiscal quarter of 2014 (dollars in thousands):

	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014

Net revenues	$602,890	$616,170	$602,378	$641,929	$638,211

Gross profit margin	23.8%	23.4%	24.1%	25.6%	24.8%

Operating margin (1)	8.8%	7.6%	7.1%	9.0%	7.1%

End-of-period backlog (2)	$613,800	$611,400	$664,200	$663,800	$598,000

Book-to-bill ratio	0.93	0.99	1.09	1.00	0.91

Inventory turnover	4.08	4.23	4.12	4.19	4.18

Change in ASP vs. prior quarter	-0.6%	-0.7%	-1.0%	-0.6%	-0.9%

(1)  Operating margin for the fourth fiscal quarter of 2013 and the first, second, and third fiscal quarters of 2014 includes $2.8 million, $6.4 million, $9.0 million, and $3.5 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2014 includes $15.6 million of U.S. pension settlement charges (see Note 8 to our consolidated condensed financial statements).
(2)  End of period backlog for the second fiscal quarter of 2014 reflects a total of $1.3 million related to the backlog of Holy Stone Polytech Co., Ltd. as of the date of acquisition.  End of period backlog for the third fiscal quarter of 2014 reflects a total of $8.2 million related to the backlog of Capella as of the date of acquisition.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues slightly decreased sequentially versus the second fiscal quarter of 2014. The order level through the first nine fiscal months of 2014 was higher than the level experienced in the latter half of 2013, but decreased at the end of the third fiscal quarter of 2014. The decrease in orders was primarily due to a decrease in deman from distributors, particularly in Asia.  Currency effects also decreased third fiscal quarter of 2014 revenues by $6 million versus the second fiscal quarter of 2014.  Average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins decreased versus the second fiscal quarter of 2014, but remain higher than the prior year. The decrease versus the second fiscal quarter of 2014 is primarily due to the decrease in average selling prices.  The increases versus the prior year periods are primarily due to volume increases.  Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio in the third fiscal quarter of 2014 decreased to 0.91 from 1.00 in the second fiscal quarter of 2014.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.86 and 0.97, respectively, versus ratios of 1.03 and 0.97, respectively, during the second fiscal quarter of 2014.

For the fourth fiscal quarter of 2014, we anticipate revenues between $600 million and $640 million at margins corresponding to this volume.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2013 through the third fiscal quarter of 2014 (dollars in thousands):

	3rd Quarter 2013	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014
MOSFETs
Net revenues	$115,168	$117,858	$113,141	$124,042	$121,659

Book-to-bill ratio	0.94	0.96	1.13	1.05	0.83

Gross profit margin	13.7%	12.1%	11.2%	15.2%	14.3%

Segment operating margin	4.6%	4.5%	2.2%	7.7%	6.4%

Diodes
Net revenues	$140,790	$140,739	$136,929	$149,571	$151,444

Book-to-bill ratio	0.88	0.98	1.09	1.07	0.89

Gross profit margin	23.0%	21.4%	21.7%	23.2%	23.9%

Segment operating margin	18.6%	16.8%	16.8%	18.8%	19.6%

Optoelectronic Components
Net revenues	$56,847	$56,775	$57,498	$63,258	$67,549

Book-to-bill ratio	0.87	1.05	1.16	1.04	0.96

Gross profit margin	35.5%	31.1%	36.9%	36.0%	36.4%

Segment operating margin	29.0%	24.7%	30.3%	29.9%	30.5%

Resistors & Inductors
Net revenues	$178,175	$190,874	$189,299	$193,314	$190,454

Book-to-bill ratio	1.04	0.95	1.04	0.98	0.98

Gross profit margin	30.4%	31.9%	31.8%	31.8%	31.3%

Segment operating margin	25.3%	27.1%	26.6%	26.9%	26.4%

Capacitors
Net revenues	$111,910	$109,924	$105,511	$111,744	$107,105

Book-to-bill ratio	0.84	1.07	1.09	0.88	0.90

Gross profit margin	18.6%	19.6%	20.4%	23.6%	19.3%

Segment operating margin	13.3%	14.2%	14.5%	18.0%	13.5%

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

On July 11, 2014, we entered into an agreement to acquire Capella for approximately NT$6,051 million or $205 million.  Capella is a fabless IC design company specializing in optoelectronic sensors that is publicly traded in Taiwan.  As a first step in the acquisition, we launched a tender offer for Capella's outstanding shares.  A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by us.  The offer period expired on September 1, 2014.  Pursuant to the terms of the tender offer, Vishay paid NT$139 for each share tendered. The aggregate purchase price was NT$5,400 million or approximately $180 million.  Capella had cash and short-term investments on hand of $50 million at the date of acquisition.  The acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.

Upon the close of the tender offer, we controlled Capella and began consolidating it in our financial statements.  For financial reporting purposes, the results and operations of Capella have been included in the Optoelectronic Components segment.  The interest of the shares not tendered are presented as noncontrolling interest in our consolidated condensed financial statements.  Due to the timing of the close of the tender offer, Capella's results were not material to our third fiscal quarter results.

We expect to acquire the remaining outstanding shares of Capella pursuant to the merger agreement.  In connection with closing of the merger, all remaining holders of Capella common stock other than Vishay and our subsidiaries will receive the same consideration for their shares as the holders who tendered their shares in the tender offer, or approximately $22 million in the aggregate.  The merger is expected to be completed by the end of January 2015.  The closing of the merger is subject to customary closing conditions, including obtaining all necessary governmental approvals and clearances.

We funded the acquisition mostly with cash on-hand, and borrowed $53 million on our revolving credit facility to achieve future flexibility given the legal entity and financial structure utilized for the acquisition.  Due to the nature of Capella's business, $74.5 million of the purchase price is allocated to definite-lived intangible assets, which will result in yearly amortization expense of the intangible assets of approximately $10 million.  The preliminary allocation is pending finalization of appraisals for property and equipment and intangible assets. There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $3.5 million of restructuring and severance expenses in the third fiscal quarter of 2014 for expenses that were recognizable under GAAP during the period and $21.7 million of restructuring and severance expenses since the cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

The programs primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide.  We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment.  The programs in total are expected to lower costs by approximately $36 million per year when fully implemented at expected cash costs of approximately $32 million.

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

The total costs associated with the voluntary separation / early retirement program are approximately $12.6 million.  Once fully implemented, the Company anticipates that the program will result in an annual reduction in fixed costs of approximately $10 million, split approximately 35 percent in manufacturing and 65 percent in selling, general, and administrative expenses.

Two other smaller cost reduction programs relate to the transfer of production of certain products within our Diodes segment, which were initiated in the third fiscal quarter of 2014.   Both programs are connected to production moves, in order to take advantage of lower labor costs in one program and from the consolidation of manufacturing locations in the other.  The total cash costs associated with these production transfers are expected to be approximately $3 million, and will result in annual cost savings of approximately $3 million when fully implemented.

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

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. We have not incurred any material plant closure or employee termination costs related to our acquisitions of Huntington Electric, HiRel Systems, LLC, MCB Industrie, Holy Stone Polytech, or Capella, but we expect to have some level of future restructuring expenses due to acquisitions.

Even as we seek to manage our costs, we continue to pursue our growth plans through investing in capacities for strategic product lines, and through increasing our resources for R&D, technical marketing, and field application engineering; supplemented by opportunistic acquisitions of specialty businesses.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries.  We occasionally use forward exchange contracts to economically hedge a portion of these exposures.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the third fiscal quarter and first nine fiscal months of 2014 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars generally increasing reported revenues and expenses versus the prior year periods.  The dollar generally was stronger during the third fiscal quarter of 2014 compared to the second fiscal quarter of 2014, with the translation of foreign currency revenues and expenses into U.S. dollars generally decreasing reported revenues and expenses versus the prior quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the third fiscal quarter and first nine fiscal months of 2014 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

In the third fiscal quarter of 2014, we entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25 million as of September 27, 2014.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contract settles monthly and is expected to be renewed at our discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the third fiscal quarter.  The forward contract is carried at fair value in our consolidated condensed balance sheet.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of contract is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of products sold	75.2%	76.2%	75.2%	75.9%
Gross profit	24.8%	23.8%	24.8%	24.1%
Selling, general & administrative expenses	14.7%	14.9%	15.3%	15.6%
Operating income	7.1%	8.8%	7.8%	8.6%
Income before taxes and noncontrolling interest	6.1%	7.9%	6.9%	7.7%
Net earnings attributable to Vishay stockholders	4.2%	5.4%	4.7%	5.3%
________
Effective tax rate	30.5%	31.4%	31.2%	30.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$638,211	$602,890	$1,882,518	$1,754,809
Change versus comparable prior year period	$35,321		$127,709
Percentage change versus comparable prior year period	5.9%		7.3%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.8%	8.0%
Decrease in average selling prices	-2.6%	-2.5%
Foreign currency effects	0.2%	0.9%
Acquisitions	0.9%	1.2%
Other	-0.4%	-0.3%
Net change	5.9%	7.3%

Our revenue results for the fiscal quarter and nine fiscal months ended ended September 27, 2014 were positively affected by increased demand for our products and overall higher demand compared to the prior year periods.  Orders from distributors, particularly in Asia, decreased at the end of the third fiscal quarter of 2014.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $67.1 million and $63.1 million for the nine fiscal months ended September 27, 2014 and September 28, 2013, respectively, or 3.4% and 3.5% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended September 27, 2014 and September 28, 2013 were $67.6 million and $65.3 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues in the consolidated condensed statements of operations, were approximately $3.3 million and $4.9 million for the nine fiscal months ended September 27, 2014 and September 28, 2013, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended September 27, 2014 were 24.8% and 24.8%, respectively, versus 23.8% and 24.1%, respectively, for the comparable prior year periods.  The increase in gross profit margins for the fiscal quarter and nine fiscal months ended September 27, 2014 versus the prior year periods is primarily due to the increase in sales volume.  Gross profit margins for the fiscal quarter and nine fiscal months ended September 27, 2014 were negatively impacted by additional depreciation associated with our cost reductions programs.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$121,659	$115,168	$358,842	$331,619
Change versus comparable prior year period	$6,491		$27,223
Percentage change versus comparable prior year period	5.6%		8.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	13.9%	15.6%
Decrease in average selling prices	-6.4%	-5.9%
Foreign currency effects	0.0%	0.3%
Other	-1.9%	-1.8%
Net change	5.6%	8.2%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit margin	14.3%	13.7%	13.6%	13.6%

In the first nine fiscal months of 2014, the MOSFETs segment continued to regain volume that was lost in 2012.  The rate of increase in the third fiscal quarter of 2014 was lower than the increase experienced in the first two fiscal quarters of 2014.  The increase in volume was primarily due to increased demand from distributors in Asia.

Gross profit margin remains below expectations.  The gross profit margin for the third fiscal quarter  of 2014 improved slightly versus the prior year period and the gross profit margin for the nine fiscal months ended September 27, 2014 is now equal to the prior year period.  The increase in volume and lower materials prices as well as our cost reduction program and efficiency improvements offset the decrease in average selling prices, general cost inflation, and the negative effect of additional depreciation associated with our cost reduction program.

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

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$151,444	$140,790	$437,944	$406,525
Change versus comparable prior year period	$10,654		$31,419
Percentage change versus comparable prior year period	7.6%		7.7%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	11.2%	10.4%
Decrease in average selling prices	-3.2%	-2.8%
Foreign currency effects	0.3%	0.7%
Other	-0.7%	-0.6%
Net change	7.6%	7.7%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit margin	23.9%	23.0%	23.0%	22.4%

The Diodes segment was positively affected by higher demand from distributors in Asia in the first nine fiscal months of 2014 compared to the prior year periods and positive business development directly with end customers in Europe.  While demand from distributors in Asia was comparatively higher than the prior year periods, we experienced a slow-down in orders from distributors in Asia during the third fiscal quarter of 2014.  The gross profit margin increased slightly versus the prior year periods as the increase in sales volume, the effects of our cost reduction programs, and lower material prices were able to offset the decreased average selling prices and effects of general cost inflation.

Typical pricing pressure for our established Diodes products continues. We have experienced a moderate price decline versus the third fiscal quarter of 2013 and slight price decline versus the prior fiscal quarter and the nine fiscal months ended September 28, 2013.

The cost reduction programs announced on October 28, 2013 include two smaller projects to improve the results of the Diodes segment. These projects were initiated in the third fiscal quarter of 2014 and demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$67,549	$56,847	$188,305	$171,470
Change versus comparable prior year period	$10,702		$16,835
Percentage change versus comparable prior year period	18.8%		9.8%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	16.4%	9.0%
Decrease in average selling prices	-2.2%	-1.8%
Foreign currency effects	0.2%	1.2%
Acquisition	5.0%	1.7%
Other	-0.6%	-0.3%
Net change	18.8%	9.8%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit margin	36.4%	35.5%	36.4%	34.5%

The Optoelectronic Components segment increased its growth rate versus the prior year periods in the third fiscal quarter of 2014.  The growth is primarily due to growth in distributor sales in Europe and, particularly in Asia.  The Capella acquisition also contributed to the increase in revenues (see below).  The increase in gross profit margin versus the prior year periods is due to increases in volume, lower materials prices, and positive exchange rate effects, partialy offset by slightly lower average selling prices and cost inflation.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced slight declines in average selling prices versus the prior year periods and the prior fiscal quarter.

In September 2014, we acquired 88.95% of Capella, a fabless IC design company specializing in optoelectronic products.  We expect to acquire the remaining outstanding shares of Capella pursuant to a merger agreement signed on July 11, 2014.  The merger is expected to be completed by the end of January 2015.  The acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$190,454	$178,175	$573,067	$515,374
Change versus comparable prior year period	$12,279		$57,693
Percentage change versus comparable prior year period	6.9%		11.2%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	9.2%	9.6%
Decrease in average selling prices	-2.2%	-2.2%
Foreign currency effects	0.2%	1.3%
Acquisition	0.0%	2.8%
Other	-0.3%	-0.3%
Net change	6.9%	11.2%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit margin	31.3%	30.4%	31.6%	31.2%

The Resistors & Inductors segment continues to produce strong results. Net revenues for the fiscal quarter and nine fiscal months ending September 27, 2014 were solid and significantly higher than the prior year periods, although slightly lower than the previous quarter. General factory shutdowns in Europe for summer holidays caused lower sales in Europe versus the prior quarter. All regions have contributed to the higher sales compared to prior year quarter with the Americas and Asia regions reporting the most significant sales growth. All end use markets have also contributed to the higher sales compared to the prior year quarter with distribution, automotive and medical reporting the strongest sales growth.

The segment gross profit margin remains robust, improving versus the prior year periods. Average selling prices have continued to decrease slighlty versus prior periods, but have stabilized versus the previous quarter. Average selling prices have been negatively affected by our growth initiatives in Asia.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$107,105	$111,910	$324,360	$329,821
Change versus comparable prior year period	$(4,805)		$(5,461)
Percentage change versus comparable prior year period	-4.3%		-1.7%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-8.3%	-4.7%
Increase in average selling prices	1.8%	1.0%
Foreign currency effects	0.4%	1.1%
Acquisition	2.2%	1.0%
Other	-0.4%	-0.1%
Net change	-4.3%	-1.7%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit margin	19.3%	18.6%	21.1%	20.2%

Net revenues for the fiscal quarter and nine fiscal months ended September 27, 2014 decreased moderately versus the prior year periods and the second fiscal quarter of 2014 primarily due to a decrease in distribution sales.  All regions contributed to the revenue decline, while the industrial and automotive end markets remained steady.  The increase in gross profit margin versus the prior year periods is primarily due to the increase in average selling prices, increased efficiencies, and lower metals prices.

Average selling prices increased slightly versus the prior year periods, but declined slightly versus the second fiscal quarter of 2014.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.8 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total SG&A expenses	$93,837	$90,067	$287,300	$273,941
as a percentage of revenues	14.7%	14.9%	15.3%	15.6%

The overall increase in SG&A expenses is primarily attributable to the non-repetition of temporary cost containment measures implemented in the first fiscal quarter of 2013, SG&A expenses of acquired companies, and additional compensation costs in general, partially offset by the benefits of our voluntary separation / early retirement program (see "Cost Management" above).  We also incurred additional SG&A expenses in 2014 to close the Holy Stone Polytech acquisition and to investigate and negotiate the Capella acquisition.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amortization of intangible assets	$4,667	$3,795	$12,293	$11,242
Net loss (gain) on sales of assets	(88)	32	(65)	118

Amortization of intangible assets is expected to increase significantly in future periods due to the acquisition of Capella.  See "Acquisition Activity" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 27, 2014 increased $0.4 million versus the fiscal quarter ended September 28, 2013.  Interest expense for the nine fiscal months ended September 27, 2014 increased by $0.8 million versus the nine fiscal months ended September 28, 2013.  The increase is primarily due to higher outstanding balances on our revolving credit facility and increased amortization of the debt discounts associated with our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 27, 2014	September 28, 2013	Change
Foreign exchange gain (loss)	$145	$(877)	$1,022
Interest income	1,172	1,019	153
Other	(1,791)	414	(2,205)
	$(474)	$556	$(1,030)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013	Change
Foreign exchange gain (loss)	$(968)	$(75)	$(893)
Interest income	3,656	3,326	330
Other	(1,642)	(1,796)	154
	$1,046	$1,455	$(409)

Income Taxes

For the fiscal quarter and nine fiscal months ended September 27, 2014, our effective tax rate was 30.5% and 31.2%, respectively, as compared to 31.4% and 30.7%, respectively, for the fiscal quarter and nine fiscal months ended September 28, 2013.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Our effective tax rate for the fiscal quarter and nine fiscal months ended September 28, 2013 includes a one-time tax benefit of $2.9 million due to a new tax law enacted in Israel in July 2013 which effectively increased the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increased our deferred tax assets.  Our effective tax rate for the nine fiscal months ended September 28, 2013 also includes one-time tax benefits due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013, of approximately $1.3 million.

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

During the nine fiscal months ended September 27, 2014, the liabilities for unrecognized tax benefits decreased by $1.4 million on a net basis, principally due to payments and currency effects offset by increases for interest and positions taken in prior periods.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended September 27, 2014.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2014 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013. The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan. The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At September 27, 2014 and December 31, 2013, $187 million and $114 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

We were in compliance with all financial covenants under the credit facility at September 27, 2014. Our interest expense coverage ratio and leverage ratio were 13.72 to 1 and 1.85 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At September 27, 2014, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $195.7 million. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014, June 26, 2014, and September 18, 2014 to stockholders of record at the close of business on March 3, 2014, June 12, 2014, and August 28, 2014, respectively. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $114 million at December 31, 2013. We borrowed $124 million and repaid $51 million on our credit facility during the nine fiscal months ended June 28, 2014.  Included in the borrowings is $53 million borrowed in the third fiscal quarter of 2014 to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $137 million and the highest amount outstanding on our credit facility at a month end was $187 million during the nine fiscal months ended September 27, 2014.

The convertible debentures due 2042 became convertible subsequent to the September 27, 2014 evaluation of the conversion criteria, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable period in the third fiscal quarter of 2014.  Such debentures will remain convertible until December 31, 2014, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted debentures using borrowings under our credit facility.  Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a non-current liability in the consolidated condensed balance sheets.

Management expects to periodically pay down the balance of our revolving credit facility with available cash or use the credit facility to meet short-term financing needs. We expect that cash on-hand and cash flows from operations will be sufficient to meet our other longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans. Additional acquisition activity, share repurchases, or conversion of the convertible debentures due 2042 may require additional borrowing under our credit facility or may otherwise require us to incur additional debt. No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in August 2018.

Substantially all of our September 27, 2014 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect the remaining cash and profits generated by foreign subsidiaries will continue to be reinvested outside of the U.S. indefinitely. If additional cash is needed to be repatriated to the U.S., we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. Our substantially undrawn credit facility provides us with significant liquidity in the U.S.

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

The interest rates on our short-term investments average 0.6% and are approximately 40 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at September 27, 2014 and December 31, 2013 (in thousands):

	September 27, 2014	December 31, 2013

Credit facility	$187,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	103,364	101,846
Convertible senior debentures, due 2041*	52,966	52,264
Convertible senior debentures, due 2042*	58,908	58,159
Total debt	440,880	364,911

Cash and cash equivalents	575,302	640,348
Short-term investments	538,109	511,231

Net cash and short-term investments (debt)	$672,531	$786,668

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

Our financial condition as of September 27, 2014 continued to be strong, with a current ratio (current assets to current liabilities) of 4.2 to 1, as compared to 4.4 to 1 as of December 31, 2013.  The slight decrease is primarily due to an increase in accrued payroll and related expenses and other accrued expenses in the first nine fiscal months of 2014.  Our ratio of total debt to Vishay stockholders' equity as of September 27, 2014 was 0.25 to 1, as compared to 0.19 to 1 as of December 31, 2013.  The increase is primarily due to the increase in the outstanding credit facility balance in the first nine fiscal months of 2014 and the reclassification of a portion of the equity component of the convertible debentures due 2042 to temporary equity.

Cash flows provided by operating activities were $197.0 million for the nine fiscal months ended September 27, 2014, as compared to cash flows provided by operations of $179.6 million for the nine fiscal months ended September 28, 2013.

Cash paid for property and equipment for the nine fiscal months ended September 27, 2014 was $90.5 million, as compared to $91.6 million for the nine fiscal months ended September 28, 2013. We expect capital spending of approximately $170 million in 2014.

Cash paid for the purchase of businesses, net of cash acquired for the nine fiscal months ended September 27, 2014 was $198.2 million, as compared to $23.0 million for the nine fiscal months ended September 28, 2013.  The Capella acquisition accounts for $177.4 million of the reported cash paid for acquisitions, net of cash acquired for the nine fiscal months ended September 27, 2014.  The $47.4 million of short-term investments acquired in the Capella acquisition are not reflected in the consolidated condensed statements of cash flows.

Cash paid for dividends to our common and Class B common stockholders totalled $26.5 million for the nine fiscal months ended September 27, 2014.  We expect dividend payments in 2014 to total approximately $35.6 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Dividends

On February 3, 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014, June 26, 2014, and September 18, 2014 to stockholders of record at the close of business on March 3, 2014, June 12, 2014, and August 28, 2014, respectively.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 29, 2014	$8,847	March
Three fiscal months ended June 28, 2014	8,847	June
Three fiscal months ended September 27, 2014	8,847	September

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

Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014, describes our exposure to market risks.  Other than described below, there have been no material changes to our market risks since December 31, 2013.

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. We occasionally use forward exchange contracts to economically hedge a portion of these exposures.  In the third fiscal quarter of 2014, we entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contract was $25 million as of September 27, 2014.  The intercompany loan was used to finance a portion of the purchase price for Capella. The forward contract settles monthly and is expected to be renewed at our discretion on a monthly basis until the intercompany loan is repaid. The forward contract was renewed on the last day of the third fiscal quarter.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of contract is recognized in our consolidated condensed statements of operations as a component of other income (expense). We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Capella holds a significant amount of its financial assets denominated in a currency other than its functional currency and will continue to do so at least until the merger is completed. Exchange gains and losses arising from remeasurement of these financial assets into the functional currency of Capella are included in the results of operations. We have performed sensitivity analyses of our consolidated foreign exchange risk, including Capella and all of our other foreign subsidiaries, as of September 27, 2104, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at September 27, 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $5.2 million at September 27, 2014, although individual line items in our consolidated condensed statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014, and Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, filed with the SEC on July 29, 2014, describe certain of our legal proceedings.  Except as provided below, there have been no material developments to the legal proceedings previously disclosed.

Since July 18, 2014, the Company has been named as a defendant in purported antitrust class action complaints filed by 1) Yana Bashmadin, Louis-Alexandre Leclair and Archie Martin, each in the Superior Court for the Province of Quebec, District of Montreal; 2) Chip-Tech, Ltd., David A. Bennett, Dependable Component Supply Corp., Everett Ellis, et al., Quathimatine Holdings, Inc., et al., Schuten Electronics, Inc., Home Tech Solutions Corp., and Steve Wong, each in the United States District Court for the Northern District of California; 3) Cygnus Electronic Corporation in the Ontario Superior Court of Justice; 4) eIQ Energy, Inc. in the United States District Court for the District of New Jersey; and 5) Sara Ramsay in the Supreme Court of British Columbia.  The case filed by eIQ Energy has since been transferred to the United States District Court for the Northern District of California.  The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, by the Company and other manufacturers, and seek injunctive relief and unspecified joint and several treble damages.  The Company intends to defend vigorously against the complaints.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 19, 2014.

Certain acquisitions will increase the risks inherent in our business.

Our acquisition of Capella Microsystems (Taiwan) Inc. is unique compared to our past acquisitions.  Most of our previous acquisitions were established businesses with substantial tangible assets.  As a fabless design business, most of the assets acquired in the Capella transaction are intangible.  If the acquired business does not perform as expected, we may be required to record significant impairment charges related to those intangible assets, with limited ability to monetize any of those assets.  There are significant risks specific to the acquired business that could result in it not performing as expected.

As a fabless design business, Capella is substantially dependent on independent third-party foundries and subcontractors to manufacture its products.  If Capella cannot obtain sufficient capacity commitments, if Capella's foundries and subcontractors suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if Capella's foundries and subcontractors experience production delays for other reasons, the supply of its products could be disrupted, which could adversely affect our business.  If demand for its products increases significantly, we have no assurances that Capella's third-party foundries and subcontractors will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships.  Also, even if Capella's foundries and subcontractors are able to meet our increased demand, those third-party manufacturers may decide to charge significantly higher wafer prices to us, which could reduce our gross margin or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

Capella's future success is substantially dependent on our ability to attract and retain highly qualified technical personnel.  We could be materially adversely affected if the turnover rates for engineers and other key personnel increases significantly or we are unsuccessful in attracting, motivating and retaining qualified personnel.  Should we lose one or more engineers who are key to a project's completion during the course of a particular project, the completion of such project may be delayed which could negatively affect customer relationships and goodwill and have a material adverse effect on our results of operations.

Capella's historical customer base is concentrated among a few key customers, and is focused on end-users in the consumer products industry.  The delay, significant reduction in, or loss of, orders from these large customers or this market segment, or demands of price concessions from these customers could have a material adverse effect on our net revenues and results of operations, or could result in significant volatility in our results of operations.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 27, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:            October 28, 2014