Form 10-K
period 2014-12-31
VISHAY INTERTECHNOLOGY INC
filed 2015-02-19
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($15.22 on June 28, 2014), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,068,000,000. There is no non-voting stock outstanding.

As of February 16, 2015, registrant had 135,440,811 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2014, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2014

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

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990's, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay's global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; the wet tantalum capacitor business of KEMET Corporation in 2008; the resistor businesses of Huntington Electric in 2011; HiRel Systems in 2012; MCB Industrie in 2013; and Holy Stone Polytech in 2014.

In the late 1990's, Vishay began expanding its product lines to include discrete semiconductors. In 1998, Vishay acquired the Semiconductor Business Group of TEMIC, which included Telefunken and an 80.4% interest in Siliconix, producers of MOSFETs, RF transistors, diodes, optoelectronics, and power and analog switching integrated circuits. Vishay's next semiconductor acquisition came in 2001, with the purchase of the infrared components business of Infineon Technologies, which was followed the same year by Vishay's acquisition of General Semiconductor, a leading global manufacturer of rectifiers and diodes. In 2005, Vishay made a successful tender offer for the minority interest in Siliconix. In 2007, Vishay acquired the Power Control Systems business of International Rectifier, further enhancing our product offerings. These acquisitions propelled Vishay into the top ranks of discrete semiconductor manufacturers.  In 2014, Vishay increased its position in optoelectronic sensors through its acquisition of Capella, a fabless IC design company specializing in optoelectronic components.

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

	Years Ended December 31,
	2014	2013	2012

Asia	39%	38%	37%
Europe	37%	37%	37%
Americas	24%	25%	26%

The share of net revenues by end market was as follows:

	Years Ended December 31,
	2014	2013	2012

Industrial	34%	29%	29%
Automotive	24%	21%	20%
Telecommunications	10%	11%	11%
Computing	9%	13%	15%
Consumer Products	9%	8%	7%
Power Supplies	5%	8%	7%
Military and Aerospace	5%	6%	7%
Medical	4%	4%	4%

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions. We often target high margin niche business acquisitions, such as Huntington Electric, HiRel Systems, and MCB Industrie, we acquired in 2011, 2012, and 2013, respectively.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella, a fabless IC design company specializing in optoelectronic products.  The technology and design capabilities acquired in these acquisitions are expected to drive growth of our tantalum capacitor and optoelectronic components businesses.  These acquisitions accounted for 4.8% of 2014 revenues.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash." Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 18 years and "free cash" in excess of $80 million in each of the past 13 years. We expect the benefits of our restructuring and other cost cutting measures in prior periods and continued cost control activities (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2014, our cash and short-term investment balance exceeded our debt balance by $652 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through August 8, 2018, of which $432 million was available as of December 31, 2014.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We plan to continue to use our research and development ("R&D"), engineering, and product marketing resources to continually roll out new and innovative products. As part of our plan to foster intensified internal growth, we have increased our R&D and engineering technical staff by approximately 20% since 2009 and plan to further increase it.  In addition, we are increasing our technical field sales force in Asia by about 25% to increase opportunities to design-in our products in local markets. Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment
MOSFETs	Film Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Metal Film Resistors
• Medium-Voltage Power MOSFETs	• Thin Film Resistors
• High-Voltage Planar MOSFETs	• Thick Film Resistors
• High-Voltage Super Junction MOSFETs	• Power Thick Film Resistors
• Automotive-Grade MOSFETs	• Metal Oxide Film Resistors
ICs	• Carbon Film Resistors
• Power Management and Power Control ICs	Wirewound Resistors
• Smart Load Switches	• Vitreous, Cemented, and Housed Resistors
• Analog Switches and Multiplexers	• Braking and Neutral Grounding Resistors
• Custom Load Banks
Diodes Segment	Power Metal Strip® Resistors
Rectifiers	Battery Management Shunts
• Schottky Rectifiers	Crowbar and Steel Blade Resistors
• Ultra-Fast Recovery Rectifiers	Thermo Fuses
• Standard and Fast Recovery Rectifiers	Chip Fuses
• High-Power Rectifiers/Diodes	Pyrotechnic Initiators / Igniters
• Bridge Rectifiers	Variable Resistors
Small-Signal Diodes	• Cermet Variable Resistors
• Schottky and Switching Diodes	• Wirewound Variable Resistors
• Zener Diodes	• Conductive Plastic Variable Resistors
• Tuner/Capacitance Diodes	• Contactless Potentiometers
• Bandswitching Diodes	• Hall Effect Position Sensors
• RF PIN Diodes	• Precision Magnetic Encoders
Protection Diodes	Networks/Arrays
• TVS Diodes or TRANSZORB® (uni-directional, bi-directional)	Non-Linear Resistors
• ESD Protection Diodes (including arrays)	• NTC Thermistors
Thyristors/SCR	• PTC Thermistors
• Phase-Control Thyristors	• Varistors
• Fast Thyristors	Magnetics
IGBTs	• Inductors
Power Modules	• Wireless Charging Coils
• Input Modules (diodes and thyristors)	• Transformers
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	Connectors
• Custom Modules
Capacitors Segment
Optoelectronic Components Segment	Tantalum Capacitors
Infrared Emitters and Detectors	• Molded Chip Tantalum Capacitors
Optical Sensors	• Molded Chip Polymer Tantalum Capacitor
Infrared Remote Control Receivers	• Coated Chip Tantalum Capacitors
Optocouplers	• Solid Through-Hole Tantalum Capacitors
• Phototransistor, Photodarlington	• Wet Tantalum Capacitors
• Linear	Ceramic Capacitors
• Phototriac	• Multilayer Chip Capacitors
• High Speed	• Multilayer Chip RF Capacitors
• IGBT and MOSFET Driver	• Disc Capacitors
Solid-State Relays	Film Capacitors
LEDs and 7-Segment Displays	Power Capacitors
Infrared Data Transceiver Modules	Heavy-Current Capacitors
Custom Products	Aluminum Capacitors
ENYCAPTM Energy Storage Capacitors

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

Optoelectronic Components Segment

Our Optoelectronic Components business has a strong market presence in both the commodity and non-commodity markets. Optoelectronic components emit light, detect light, or do both. Our broad range of standard and customer specific optoelectronic components includes infrared ("IR") emitters and detectors, IR remote control receivers, optocouplers, solid-state relays, optical sensors, light-emitting diodes ("LEDs"), 7-segment displays, and IR data transceiver modules (IrDA®). Our IR remote control receivers are designed for use in infrared remote control, data transmission, and light barrier applications in end products including televisions, set-top boxes, notebook computers, and audio systems. We are the leading manufacturer of IR remote control receivers. Our optocouplers electrically isolate input and output signals. Uses include switch-mode power supplies, consumer electronics, telecommunications equipment, solar inverters, and industrial systems. Our IR data transceiver modules are used for short range, two-way, high-speed, and secure wireless data transfer between electronic devices such as home medical appliances, mobile phones, industrial data loggers, and metering. Our optical sensors product line was considerably strengthened by our acquisition of Capella in 2014.  Our optical sensors products include ambient light sensors, optical encoders, integrated photodiode and I/V amplifiers, proximity sensors, color sensors, and UV sensors.  Applications include telecommunications, mobile phones, smartphone, handheld devices, digital cameras, laptops, desktop computers, LED backlighting, office automation equipment, household electrical appliance and automotive electronics.  Our LEDs are designed for backlighting and illumination in automotive and other applications. Our LEDs include ultra-bright as well as small surface-mount packages, with products available in all standard colors including white.

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

We manufacture products based on all major capacitor technologies: tantalum (molded chip tantalum, coated chip tantalum, solid through-hole tantalum, wet tantalum, and polymer), ceramic (multilayer chip and ceramic disc), film, power, heavy-current, and aluminum electrolytic. Our capacitors range from tiny surface-mount devices for hearing aids and mobile devices to large power correction capacitors used in renewable energy, heavy industry, and electrical power grids. We are a recognized technology leader in many product ranges, securing our strong position in military and medical markets, and in a wide range of industrial and automotive applications. Our wet tantalum and MicroTan™ technologies are market leaders.

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

In the United States, our manufacturing facilities are located in California, Minnesota, Nebraska, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People's Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel. We also have manufacturing facilities in Austria, Dominican Republic, Japan, Hungary, Italy, Mexico, the Netherlands, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

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

Certain materials, in addition to tantalum and including tin, tungsten, and gold are available only from a relatively limited number of suppliers, the source for which may be in the Democratic Republic of the Congo ("DRC") or an adjoining country. We are working toward the elimination of materials that directly or indirectly finance or benefit armed groups in the DRC or adjoining countries from our supply chain.

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. The distribution of sales by customer type for 2014 is shown below:

Distributors	55%
OEMs	39%
EMS companies	6%

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

We work with our customers so that our products are incorporated into the design of electronic equipment at the earliest stages of development and to provide technical and applications support. In addition to our staff of direct field sales personnel, independent manufacturers' representatives, and distributors, our Business Development group maintains teams of dedicated Field Application Engineers ("FAEs") to assist our customers in solving technical problems and in developing products to meet specific customer application needs using our entire product portfolio to provide support for our customers' engineering needs. Organized by market segment, our Business Development FAEs bring specific knowledge of component applications in their areas of expertise in the automotive, telecommunications, computer, consumer/entertainment, industrial, peripherals, digital consumer, and other market segments. With the ultimate goal of a Vishay "design-in" – the process by which our customers specify a Vishay component in their products – this program offers our customers enhanced access to all Vishay technologies while at the same time increasing design wins, and ultimately sales, for us. Most importantly, the process is closely monitored via a proprietary database developed by our Business Development group. Our database captures specific design activities and allows for real-time measurement of new business potential for our management team.  Our 2014 acquisition of Capella greatly increased our in-house design capabilities, particularly for optoelectronic components.

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

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

·	MOSFETs: Fairchild Semiconductor, Infineon, NXP Semiconductors, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

·	Diodes: Diodes, Inc., Infineon, NXP Semiconductors, ON Semiconductor, STMicroelectronics.

·	Optoelectronic Components: Avago, OSRAM Opto Semiconductors, Rohm, Sharp, Toshiba.

·	Resistors and Inductors: KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

·	Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, TDK-EPCOS, Yageo.

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

Employees

As of December 31, 2014, we employed approximately 22,600 full time employees, of whom approximately 89% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  In 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The programs primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees company-wide. We also plan to implement two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The expenses associated with the programs have been and will continue to be recorded as they become recognizable under generally accepted accounting principles ("GAAP"). Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.

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

Our acquisition of Capella Microsystems (Taiwan) Inc. is unique compared to our past acquisitions. Most of our previous acquisitions were established businesses with substantial tangible assets. As a fabless design business, most of the assets acquired in the Capella transaction are intangible. If the acquired business does not perform as expected, we may be required to record impairment charges related to those intangible assets, with limited ability to monetize any of those assets. There are significant risks specific to the acquired business that could result in it not performing as expected.

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

Capella's historical customer base is concentrated among a few key customers, and is focused on end-users in the consumer products industry. The delay, significant reduction in, or loss of, orders from these large customers or the consumer products industry, or demands of price concessions from these customers could have a material adverse effect on our net revenues and results of operations, or could result in significant volatility in our results of operations.

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

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $455 million as of December 31, 2014, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock, and borrowings to fund the Capella acquisition in 2014.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when demand exceeds global supply. They often cancel orders when business is weak and inventories are excessive, a situation that we experienced during the recent period of economic slowdown. Therefore, we cannot be certain that the amount of our backlog accurately reflects the level of orders that we will ultimately deliver. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

We have substantial operations outside the United States, and approximately 76% of our revenues during 2014 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 44 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Approximately 99% of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2014, $1,100 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  We expect to fund the quarterly dividend program initiated in February 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.  At the present time, we expect that cash and profits generated by our non-U.S. subsidiaries prior to 2014, and cash generated in 2014 which is not funding the dividend program or the Capella acquisition, will continue to be reinvested outside of the United States indefinitely.   Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings.  If cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2014, the holders of Class B common stock held approximately 47.3% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of  approximately 89.4% of our Class B common stock and 42.4% of the total voting power of our capital stock as of December 31, 2014.

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

At December 31, 2014, our business had 50 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:
Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Santa Clara, CA	MOSFETs	227,000
Columbus, NE	Resistors & Inductors	158,000
Yankton, SD	Resistors & Inductors	58,000
Warwick, RI	Resistors & Inductors	55,000
Bennington, VT	Capacitors	54,000
Niagara Falls, NY	Resistors & Inductors	38,000
Marshall, MN	Resistors & Inductors	22,000

Non-U.S.
Israel
Dimona	Resistors & Inductors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors & Inductors and Capacitors	276,000
People's Republic of China
Tianjin	Diodes	374,000
Shanghai	Optoelectronic Components	195,000
Xi'an	MOSFETS and Diodes	121,000
Germany
Selb	Resistors & Inductors and Capacitors	306,000
Heide	Resistors & Inductors	161,000
Landshut	Capacitors	72,000
Fichtelberg	Resistors & Inductors	24,000
Czech Republic
Blatna	Capacitors	191,000
Dolni Rychnov	Resistors & Inductors and Capacitors	182,000
Prachatice	Resistors & Inductors	91,000
Volary	Resistors & Inductors	35,000
Melaka, Malaysia	Optoelectronic Components	480,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	52,000
France
Nice	Resistors & Inductors	215,000
Chateau Gontier	Resistors & Inductors	84,000
Hyeres	Resistors & Inductors	65,000
Loni, India	Resistors & Inductors and Capacitors	350,000
Zwolle, Netherlands	Capacitors	283,000
Famalicao, Portugal	Capacitors	167,000
Miharu, Japan	Capacitors	163,000
Vocklabruck, Austria	Diodes	153,000
Manila, Philippines	Diodes and Optoelectronic Components	144,000
Turin, Italy	Diodes	127,000
Budapest, Hungary	Diodes	116,000
Juarez, Mexico	Resistors & Inductors	57,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Ontario, CA	Resistors & Inductors	46,000
Milwaukee, WI	Resistors & Inductors	42,000
Dover, NH	Resistors & Inductors	35,000
Duluth, MN	Resistors & Inductors	10,000

Non-U.S.
People's Republic of China
Danshui	Capacitors	446,000
Shanghai	MOSFETS	296,000
Zhuhai	Resistors & Inductors	129,000
Klagenfurt, Austria	Capacitors	130,000
Juarez, Mexico	Resistors & Inductors	128,000
Germany
Itzehoe	MOSFETs	207,000
Heilbronn	Diodes and Optoelectronic Components	48,000
Mumbai, India	Diodes	34,000
Santo Domingo, Dominican Republic	Resistors & Inductors	16,000
Prestice, Czech Republic	Resistors & Inductors	13,000

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Antitrust Class Action Complaints

Since July 18, 2014, the Company has been named as a defendant in purported antitrust class action complaints in the United States and Canada. The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, by the Company and other manufacturers, and seek injunctive relief and unspecified joint and several treble damages. The complaints in the United States have been consolidated into complaints from direct and indirect purchasers.  In the consolidated U.S. complaints, the Company was only named in the direct purchaser complaint, In Re: Capacitors Antitrust Litigation, before the United States District Court for the Northern District of California.  In December 2014, Vishay, along with the other defendants, filed motions to dismiss the consolidated direct purchaser complaint.  Purported antitrust class action complaints have been filed against the Company in Quebec, Ontario, British Columbia, Saskatchewan, and Manitoba.  The Company intends to defend vigorously against the complaints.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 19, 2014:

Name	Age	Positions Held
Marc Zandman*	53	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	66	Chief Executive Officer, President, and Director
Lori Lipcaman	56	Executive Vice President and Chief Financial Officer
Dieter Wunderlich	62	Executive Vice President and Chief Operating Officer
Johan Vandoorn	57	Executive Vice President and Chief Technical Officer
David Valletta	54	Executive Vice President Worldwide Sales

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 16, 2015. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock.

	2014			2013
	High	Low		High	Low

Fourth quarter	$14.85	$12.37	Fourth quarter	$13.55	$11.98
Third quarter	$16.34	$14.30	Third quarter	$15.39	$11.93
Second quarter	$15.61	$13.98	Second quarter	$15.14	$11.54
First quarter	$15.44	$12.90	First quarter	$13.98	$10.19

At February 16, 2015, we had outstanding 12,129,227 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of approximately 89.4% of our Class B common stock and 42.4% of the total voting power of our capital stock.

Dividends

On February 3, 2014, the Company's Board of Directors instituted a quarterly cash dividend program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014, June 26, 2014, September 18, 2014, and December 16, 2014 to stockholders of record at the close of business on March 3, 2014, June 12, 2014, August 28, 2014, and November 26, 2014, respectively.  We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends remains subject to authorization of our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 29, 2014	$8,847	March
Three fiscal months ended June 28, 2014	8,847	June
Three fiscal months ended September 27, 2014	8,847	September
Three fiscal months ended December 31, 2014	8,847	December

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.*  Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer's stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2009 and assumes that all dividends were reinvested.  The cash equivalent of the shares received in the spin-off of VPG is included in Vishay's results below.

	Base	Years Ending December 31,
	Period
Company Name / Index	2009	2010	2011	2012	2013	2014

Vishay Intertechnology, Inc.	100	191.15	117.06	138.41	172.66	187.25
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P MidCap 400 Index	100	126.64	124.45	146.69	195.84	214.97
Peer Group*	100	128.21	97.03	91.58	109.32	134.79
___________
*	AVX Corporation, Fairchild Semiconductor International Inc., KEMET Corporation, and ON Semiconductor Corporation.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2014, 2013, 2012, 2011, and 2010. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):
	As of and for the years ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)

Statement of Operations Data:
Net revenues	$2,493,282	$2,370,979	$2,230,097	$2,594,029	$2,725,092
Costs of products sold	1,881,990	1,803,719	1,703,424	1,874,043	1,917,607
Gross profit	611,292	567,260	526,673	719,986	807,485

Selling, general, and administrative expenses	385,696	368,542	349,625	367,623	389,547
Restructuring and severance costs	20,897	2,814	-	-	-
U.S. pension settlement charges	15,588	-	-	-	-
Executive compensation charges (credit)	-	(1,778)	-	5,762	-
Gain on sale of property	-	-	(12,153)	-	-
Operating income	189,111	197,682	189,201	346,601	417,938

Other income (expense)
Interest expense	(24,457)	(23,130)	(22,604)	(19,277)	(11,036)
Other	2,489	1,853	3,440	3,792	(1,369)
Total other income (expense)	(21,968)	(21,277)	(19,164)	(15,485)	(12,405)

Income before taxes and noncontrolling interest	167,143	176,405	170,037	331,116	405,533
Income taxes	49,300	52,636	46,506	91,119	45,240
Net earnings	117,843	123,769	123,531	239,997	360,293
Noncontrolling interest	214	789	793	1,176	1,187
Net earnings attributable to Vishay stockholders	$117,629	$122,980	$122,738	$238,821	$359,106

Basic earnings per share attributable to Vishay stockholders:	$0.80	$0.85	$0.82	$1.49	$1.96

Diluted earnings per share attributable to Vishay stockholders:	$0.77	$0.81	$0.79	$1.42	$1.89

Weighted average shares outstanding – basic	147,567	144,963	149,117	160,094	183,618
Weighted average shares outstanding – diluted	153,716	151,417	155,844	168,514	190,227

Cash dividends per share	$0.24	$-	$-	$-	$-

Balance Sheet Data:
Total assets	$3,298,773	$3,237,139	$3,016,277	$2,993,730	$2,966,093
Long-term debt, less current portion	454,922	364,911	392,931	399,054	431,682
Working capital	1,469,711	1,531,615	1,379,093	1,390,888	1,267,343
Total Vishay stockholders' equity	1,825,366	1,872,756	1,623,328	1,603,006	1,491,731
_________________________________________________________

(1) Includes the results of Holy Stone Polytech, from June 11, 2014, and the results of Capella from September 1, 2014, including the noncontrolling interest for the period before full control was obtained.  Also includes $20,897,000 of restructuring and severance costs, $15,588,000 of U.S. pension plan non-cash settlement charges, and a $1,228,000 one-time tax benefit related to tax law changes.  These items, net of their tax consequences, had a negative $0.15 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
(2) Includes the results of MCB Industrie, from June 13, 2013. Also includes a net pretax reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014, which were originally reported as a separate line item upon the cessation of employment of certain former executive officers in 2011 of $1,778,000, a $2,867,000 one-time tax benefit due to a new law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases our deferred tax assets, and a $1,330,000 one-time tax benefit due to the retroactive enactment of the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013, partially offset by $2,814,000 of restructuring and severance costs. These items, net of their related tax consequences, had a positive $0.02 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(3) Includes the results of HiRel Systems LLC from January 13, 2012. Also includes net pretax gain on the sale of property in Belgium vacated as a result of restructuring in prior years of $12,153,000 and a $4,036,000 one-time tax benefit related to the release of deferred tax valuation allowances in Israel following a merger of several of our wholly-owned subsidiaries in Israel which will allow for the realization of these tax benefits. These items, net of their related tax consequences, had a positive $0.08 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(4)	Includes the results of the resistor businesses of Huntington Electric from September 28, 2011. Also includes net pretax charges of $5,762,000 to accelerate the recognition of certain executive compensation expenses upon the passing of our founder and former Executive Chairman of the Board, Dr. Zandman, and for elements of executive compensation payable upon the resignation of our former Chief Financial Officer, Dr. Lior Yahalomi. Also includes $10,024,000 of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010 and $6,538,000 of one-time tax benefits recorded in the fourth fiscal quarter primarily related to the release of deferred tax valuation allowances in various jurisdictions. These items, net of their related tax consequences, had a negative $0.04 effect on earnings per share attributable to Vishay stockholders.
(5)	Includes the results of operations of VPG through the date of the spin-off, July 6, 2010. VPG contributed $101,089,000 of net revenues, $9,716,000 of income before taxes, $5,811,000 of net earnings attributable to Vishay stockholders, and $0.03 per diluted share attributable to Vishay stockholders to our results in 2010. Also includes a $59,484,000 one-time tax benefit recorded in the fourth fiscal quarter of 2010, which had a $0.31 effect on earnings per share attributable to Vishay stockholders.

Management believes that stating the impact on net earnings of items such as businesses that have been spun off, restructuring and severance costs, material pension settlement charges, executive compensation charges (credits), material gains and losses on sales of property, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. We have repurchased 44.3 million shares of our common stock since the fourth fiscal quarter of 2010, representing 24% of our shares outstanding before we began this initiative. The exchange of $56.4 million principal amount of our exchangeable unsecured notes by a holder of the notes in the third fiscal quarter of 2013 increased the number of our common shares outstanding by 3.7 million, but did not affect the number of weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The permitted capacity to repurchase shares of stock or pay cash dividends under our credit facility increases each quarter by an amount equal to 20% of net income. At December 31, 2014, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $192.7 million. Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions. Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve. Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs. In response to the economic environment, we began implementing a targeted cost reduction program in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan. Complete implementation of the targeted cost reduction programs is expected to occur before the end of the first fiscal quarter of 2016.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

On July 11, 2014, we entered into an agreement to acquire Capella Microsystems (Taiwan) Inc. ("Capella") for approximately NT$6,051 million or $205 million at then-current exchange rates. Capella is a fabless IC design company specializing in optoelectronic sensors. As a first step in the acquisition, we launched a tender offer for Capella's oustanding shares. A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by us. The offer period expired on September 1, 2014. Pursuant to the terms of the tender offer, we paid NT$139 for each share tendered. The aggregate purchase price for the tendered shares was NT$5,400 million, or approximately $180 million. We acquired the remaining outstanding shares of Capella pursuant to the merger agreement on December 31, 2014.  Each remaining stockholder received the same NT$139 per share as merger consideration.  The acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market. (See further discussion in "Acquisition Activity.")

During the third fiscal quarter of 2014, we executed two partial-settlement transactions to reduce the risk associated with our U.S. qualified pension obligations. As a result of these transactions, the projected benefit obligation, plan assets, and funded status were remeasured on the dates of the respective settlements. These transactions reduced the U.S. projected benefit obligation by approximately $59.4 million, and were funded entirely with plan assets. These transactions also resulted in the recognition of non-cash settlement charges aggregating $15.6 million, representing previously unrecognized actuarial items. These non-cash charges are presented on a separate line in the accompanying consolidated statements of operations. We continue to evaluate options to further reduce the risk associated with our pension obligations.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Net revenues decreased in the fourth fiscal quarter of 2014 versus the prior quarter and prior year quarter. Net revenues for 2014 increased versus 2013 and operating results are close to our expectations at this relatively low revenue level. A decrease in orders in the latter part of 2014 resulted in a decrease in many key financial metrics compared to the prior quarters.

Net revenues for the year ended December 31, 2014 were $2.493 billion, compared to net revenues of $2.371 billion and $2.230 billion for the years ended December 31, 2013 and 2012, respectively. The net earnings attributable to Vishay stockholders for the year ended December 31, 2014 were $117.6 million, or $0.77 per diluted share, compared to net earnings attributable to Vishay stockholders of $123.0 million, or $0.81 per diluted share, and $122.7 million, or $0.79 per diluted share, for the years ended December 31, 2013 and 2012, respectively.

The results of operations for the years ended December 31, 2014, 2013, and 2012 include items affecting comparability as listed in the reconciliation below. The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012

GAAP net earnings attributable to Vishay stockholders	$117,629	$122,980	$122,738

Reconciling items affecting operating margin:
Restructuring and severance costs	$20,897	$2,814	$-
U.S. pension settlement charges	15,588	-	-
Executive compensation charges (credit)	-	(1,778)	-
Gain on sale of property	-	-	(12,153)

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$(12,846)	$(4,552)	$95

Adjusted net earnings	$141,268	$119,464	$110,680

Adjusted weighted average diluted shares outstanding	153,716	151,417	155,844

Adjusted earnings per diluted share *	$0.92	$0.79	$0.71

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for 2012 - 2014 demonstrate our ability to react quickly to changing economic environments, successfully implement cost reduction measures when necessary to sustain earnings, and organically grow our business. Despite revenues below our expected run-rate, our pre-tax results were as we would expect based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2013 through the fourth fiscal quarter of 2014 (dollars in thousands):

	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014

Net revenues	$616,170	$602,378	$641,929	$638,211	$610,764

Gross profit margin	23.4%	24.1%	25.6%	24.8%	23.5%

Operating margin (1)	7.6%	7.1%	9.0%	7.1%	7.1%

End-of-period backlog (2)	$611,400	$664,200	$663,800	$598,000	$554,700

Book-to-bill ratio	0.99	1.09	1.00	0.91	0.95

Inventory turnover	4.23	4.12	4.19	4.18	4.21

Change in ASP vs. prior quarter	-0.7%	-1.0%	-0.6%	-0.9%	-0.9%
_______________
(1) Operating margin for the fourth fiscal quarter of 2013 and the first, second, third, and fourth fiscal quarters of 2014 includes $2.8 million, $6.4 million, $9.0 million, $3.5 million and $2.0 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements). Operating margin for the third fiscal quarter of 2014 includes $15.6 million of U.S. pension settlement charges (see Note 11 to our consolidated financial statements).
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

Revenues decreased sequentially versus the third fiscal quarter of 2014. The order level through 2014 was higher than the level experienced in the latter half of 2013, but decreased at the end of the third fiscal quarter of 2014 and continued to weaken in the fourth fiscal quarter of 2014 before showing signs of a possible recovery. The decrease in orders was primarily due to a decrease in demand from distributors, particularly in Asia. Currency effects also decreased fourth fiscal quarter of 2014 revenues by $12 million versus the third fiscal quarter of 2014. Average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins decreased versus the third fiscal quarter of 2014, but remain steady versus the prior year. The decrease versus the third fiscal quarter of 2014 is primarily due to the decrease in average selling prices and reduced volume. Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio increased to 0.95 in the fourth fiscal quarter of 2014 from 0.91 in the third fiscal quarter of 2014. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.93 and 0.96, respectively, versus ratios of 0.86 and 0.97, respectively, during the third fiscal quarter of 2014.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2013 through the fourth fiscal quarter of 2014 (dollars in thousands):

	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014

MOSFETs
Net revenues	$117,858	$113,141	$124,042	$121,659	$111,695

Book-to-bill ratio	0.96	1.13	1.05	0.83	0.95

Gross profit margin	12.1%	11.2%	15.2%	14.3%	9.6%

Segment operating margin	4.5%	2.2%	7.7%	6.4%	1.2%

Diodes
Net revenues	$140,739	$136,929	$149,571	$151,444	$141,344

Book-to-bill ratio	0.98	1.09	1.07	0.89	0.83

Gross profit margin	21.4%	21.7%	23.2%	23.9%	22.2%

Segment operating margin	16.8%	16.8%	18.8%	19.6%	17.8%

Optoelectronic Components
Net revenues	$56,775	$57,498	$63,258	$67,549	$69,943

Book-to-bill ratio	1.05	1.16	1.04	0.96	0.99

Gross profit margin	31.1%	36.9%	36.0%	36.4%	32.2%

Segment operating margin	24.7%	30.3%	29.9%	30.5%	23.7%

Resistors & Inductors
Net revenues	$190,874	$189,299	$193,314	$190,454	$186,549

Book-to-bill ratio	0.95	1.04	0.98	0.98	1.02

Gross profit margin	31.9%	31.8%	31.8%	31.3%	32.2%

Segment operating margin	27.1%	26.6%	26.9%	26.4%	27.3%

Capacitors
Net revenues	$109,924	$105,511	$111,744	$107,105	$101,233

Book-to-bill ratio	1.07	1.09	0.88	0.90	0.94

Gross profit margin	19.6%	20.4%	23.6%	19.3%	18.9%

Segment operating margin	14.2%	14.5%	18.0%	13.5%	12.7%
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

2014 Activities

On June 11, 2014, we acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech" or "Vishay Polytech Co. Ltd."), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia. For financial reporting purposes, the results and operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014.

On July 11, 2014, we entered into an agreement to acquire Capella for approximately NT$6,051 million or $205 million at then-current exchange rates. Capella is a fabless IC design company specializing in optoelectronic sensors that was publicly traded in Taiwan. As a first step in the acquisition, we launched a tender offer for Capella's outstanding shares. A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by us. The offer period expired on September 1, 2014. Pursuant to the terms of the tender offer, Vishay paid NT$139 for each share tendered. The aggregate purchase price for tendered shares was NT$5,400 million, or approximately $180 million. Capella had cash and short-term investments on hand of $50 million at the date of acquisition. The acquisition is expected to strengthen our position in optoelectronic sensors, a promising growth market.

We acquired the remaining outstanding shares of Capella pursuant to the merger agreement on December 31, 2014.  In connection with closing of the merger, all remaining holders of Capella common stock other than Vishay and our subsidiaries received the same consideration for their shares as the holders who tendered their shares in the tender offer, or approximately $21 million in the aggregate.

Upon the close of the tender offer, we controlled Capella and began consolidating it in our financial statements. For financial reporting purposes, the results and operations of Capella have been included in the Optoelectronic Components segment. The interest of the shares not tendered are presented as noncontrolling interest in our consolidated financial statements for the period from the conclusion of the tender offer until they were acquired on December 31, 2014.

We funded the acquisition mostly with cash on-hand, and borrowed $53 million on our revolving credit facility to achieve future flexibility given the legal entity and financial structure utilized for the acquisition. Subsequent to the acquisition of the noncontrolling interest in Capella on December 31, 2014, we expect to repatriate cash from current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.  Due to the nature of Capella's business, $74.5 million of the purchase price is allocated to definite-lived intangible assets, which will result in yearly amortization expense of the intangible assets of approximately $10 million.

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

Cost Management

We place a strong emphasis on controlling our costs, and use various measures and metrics to evaluate our cost structure.

We define variable costs as expenses that vary with respect to quantity produced.  Fixed costs do not vary with respect to quantity produced over the relevant time period.  Contributive margin is calculated as net revenue less variable costs.  It may be expressed in dollars or as a percentage of net revenue. Management uses this measure to determine the amount of profit to be expected for any change in revenues.  While these measures are typical cost accounting measures, none of these measures are recognized in accordance with GAAP.  The classification of expenses as either variable or fixed is judgmental and other companies might classify such expenses differently.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

We closely monitor variable costs and seek to achieve the contributive margin in our business model.  Over a period of many years, we have generally maintained a contributive margin of between 46% - 48% of revenues.  The erosion of average selling prices, particularly of our semiconductor products, that is typical of our industry and inflation negatively impact contributive margin and drive us to continually seek ways to reduce our variable costs.  Our variable cost reduction efforts include increasing the efficiency in our production facilities by expending capital for automation, reducing materials costs, materials substitution, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

Our cost management strategy also includes a focus on controlling fixed costs recorded as costs of products sold or selling, general, and administrative expenses and maintaining our break-even point (adjusted for acquisitions).  We seek to limit increases in selling, general, and administrative expenses to the rate of inflation, excluding foreign currency exchange effects and substantially independent of sales volume changes. At constant fixed costs, we would expect each $1 million increase in revenues to increase our operating margin by approximately $460,000 to $480,000.  Sudden changes in the business conditions, however, may not allow us to quickly adapt our manufacturing capacity and cost structure.

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods. Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness. In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $20.9 million of restructuring and severance expenses in 2014 for the expenses that were recognizable under GAAP during the period and $23.7 million of restructuring and severance expenses since the cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

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

The total costs associated with the voluntary separation / early retirement program are approximately $13.3 million.  The Company anticipates that the program will result in an annual reduction in fixed costs of approximately $10 million, split approximately 35% in manufacturing and 65% in selling, general, and administrative expenses.

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

We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2015.  As we have demonstrated the past three years, we believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries. However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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
Growth Plan
We are focused on enhancing stockholder value and improving earnings per share by growing our business and opportunistically repurchasing our stock. We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff by approximately 20% since 2009 and plan to further increase it; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia by about 25% to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business. These efforts as well as our broad and innovative product portfolio and strong position in distribution worldwide have us positioned very well in case of a dramatic upturn in the economy.  Our growth plan also targets adding, through acquisitions, $100 million of revenues per year on average. Since 2011, we have acquired the specialty product businesses of Huntington Electric, HiRel Systems, LLC, and MCB Industrie.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella and plan to use the technology and engineering capabilities acquired to further grow our business.  We continue to explore additional acquisition opportunities despite the current economic volatility.

Foreign Currency Translation

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries.  We occasionally use forward exchange contracts to economically hedge a portion of our projected cash flows from these exposures.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar fluctuated versus the Euro and other foreign currencies throughout 2014, but the average exchange rate for the year ended December 31, 2014 was relatively even compared to the prior year, with the translation of foreign currency revenues and expenses into U.S. dollars having an immaterial effect on reported revenues and expenses versus the prior year.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2014 have been slightly unfavorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

See Item 7A for additional discussion of foreign currency exchange risk and forward contracts used to mitigate foreign currency risk.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. For the portion of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. We historically have had agreements with distributors that provided limited rights of product return. We have modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider, and grant at our discretion, requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions that we initiate after the sale of product to the distributor and prior to resale by the distributor.

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

Recording and monitoring of our sales accruals takes place at our subsidiaries and divisions, with input from sales and marketing personnel and review, assessment, and, if necessary, adjustment by corporate management. While our subsidiaries and divisions utilize different methodologies based on their individual experiences, all of the methodologies take into account certain elements that management considers relevant, such as sales to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. In our judgment, the different methodologies provide us with equally reliable estimates upon which to base our accruals. We do not track the credits that we record against specific products sold from distributor inventories, so as to directly compare revenue reduction for credits recorded during any period with credits ultimately awarded in respect of products sold during that period. Nevertheless, we believe that we have an adequate basis to assess the reasonableness and reliability of our estimates.

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

Goodwill

See Note 1 to our consolidated financial statements for a description of our annual goodwill impairment test.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units required for a quantitative goodwill impairment test requires us to make significant estimates and assumptions measured at a point in time. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

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

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

See Note 1 to our consolidated financial statements for a description of our long-lived assets and indefinite-lived intangible assets impairment analyses.

The evaluation of the recoverability of long-lived assets, and the determination of their fair value, requires us to make significant estimates and assumptions measured at a point in time. These estimates and assumptions primarily include, but are not limited to: the identification of the asset group at the lowest level of independent cash flows and the principal asset of the group; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2014, one customer comprised 14.7% of our accounts receivable balance.  This customer comprised 13.9% of our accounts receivable balance as of December 31, 2013.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2014 or December 31, 2013.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly. We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). Our U.S. plans include a plan qualified under the Employee Retirement Income Security Act of 1974 ("ERISA") and various non-qualified plans. The table below summarizes information about our pension and other postretirement benefit plans. This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. qualified pension plan	$260,680	$273,644	$12,964	$-	$12,964	$78,512
U.S. non-qualified pension plans	40,795	-	(40,795)	25,364	(15,431)	9,962
German pension plans	195,155	-	(195,155)	4,439	(190,716)	65,725
Taiwanese pension plans	60,648	21,407	(39,241)	-	(39,241)	17,151
Other pension plans	31,043	27,749	(3,294)	-	(3,294)	5,200
OPEB plans	15,960	-	(15,960)	-	(15,960)	(1,575)
Other retirement obligations	13,557	-	(13,557)	-	(13,557)	-
	$617,838	$322,800	$(295,038)	$29,803	$(265,235)	$174,975

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

The U.S. Society of Actuaries Retirement Plans Experience Committee issued new mortality tables and a new mortality improvement scale in 2014.  The new mortality tables and mortality improvement scale are based on a recent study of mortality experience in the United States and reflect improved retiree longevity.  The use of the new mortality tables and mortality improvement scale increased the Company's projected benefit obligations in the United States by approximately $24 million and will increase future net periodic pension cost due to higher amortization of actuarial items.

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

We continue to  seek to de-risk our pension exposures, especially given the frozen status of the U.S. plans and the current funded status. Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

We believe that the current assumptions used to estimate plan obligations and annual expenses are appropriate. However, if economic conditions change or if our investment strategy changes, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.

Income Taxes

See Note 1 to consolidated financial statements for a description of our income tax policies.

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  In 2014, the U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns through the 2011 tax year.  The tax returns of principal non-U.S. subsidiaries which are currently under examination include France (2012 and 2013), Germany (2009 through 2012), India (2004 through 2012), Israel (2009 through 2012), and the Republic of China (Taiwan) (2012).  We and our subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions. Significant judgment is required in determining the expected future realizability of these deferred tax assets. We periodically evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include deferred tax liabilities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets.  We have generally recognized net deferred tax assets only where there is a recent history of taxable income and forecasts of future taxable income.

We generate a significant amount of cash and profits from our non-U.S. subsidiaries, and our provision for income taxes is based on various assertions regarding future use of that cash and profits.   Such assertions require us to consider a wide variety of U.S. federal and foreign tax laws, and the application of such laws to our operational and strategic needs.

We expect to fund the quarterly dividend program initiated in February 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.

During 2014, we borrowed amounts on our revolving credit facility to achieve future flexibility given the legal entity and the financial structure utilized for the Capella acquisition.  Subsequent to the acquisition of the noncontrolling interest in Capella on December 31, 2014, we expect to repatriate cash from current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.   Our tax provision for the year ended December 31, 2014 includes all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable related to that anticipated transaction.

Substantially all earnings generated by our non-U.S. subsidiaries prior to 2014, and cash generated in 2014 which is not funding the dividend program or the Capella acquisition, are deemed to be reinvested outside of the United States indefinitely.  Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

During 2014, certain tax examinations were completed and certain statutes of limitations lapsed.  Our tax provision for the year ended December 31, 2014 includes tax benefits related to the resolution of these matters.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2014	2013	2012

Costs of products sold	75.5%	76.1%	76.4%
Gross profit	24.5%	23.9%	23.6%
Selling, general, and administrative expenses	15.5%	15.5%	15.7%
Operating income	7.6%	8.3%	8.5%
Income before taxes and noncontrolling interest	6.7%	7.4%	7.6%
Net earnings attributable to Vishay stockholders	4.7%	5.2%	5.5%
________
Effective tax rate	29.5%	29.8%	27.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2014	2013	2012

Net revenues	$2,493,282	$2,370,979	$2,230,097
Change versus prior year	$122,303	$140,882
Percentage change versus prior year	5.2%	6.3%

Changes in net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Increase in volume	6.6%	8.3%
Decrease in average selling prices	-2.5%	-3.1%
Foreign currency effects	0.0%	0.8%
Acquisitions	1.4%	0.8%
Other	-0.3%	-0.5%
Net change	5.2%	6.3%

Overall, the business conditions in 2014 were better than the 2013 conditions, but both years were below our expected run-rate. Our revenue results for 2014 were positively affected by increased demand for our products and overall higher demand compared to the prior year periods. Orders from distributors, particularly in Asia, decreased at the end of the year before showing signs of a possible recovery.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $89.6 million, $84.3 million, and $72.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively, or, as a percentage of gross sales, 3.5%, 3.4%, and 3.2%, respectively. Actual credits issued under the programs for the years ended December 31, 2014, 2013, and 2012 were approximately $87.9 million, $83.2 million, and $76.9 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $4.5 million, $6.4 million, and $7.1 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2014 were 24.5%, as compared to 23.9% for the year ended December 31, 2013.  The increase was due primarily to higher volume and our cost reduction efforts partially offset by lower average selling prices.

Gross profit margins for the year ended December 31, 2013 were 23.9%, as compared to 23.6% for the year ended December 31, 2012.  The increase was due primarily to higher volume partially offset by lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Net revenues	$470,537	$449,477	$433,682
Change versus comparable prior year period	$21,060	$15,795
Percentage change versus comparable prior year period	4.7%	3.6%

Changes in MOSFETs segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Increase in volume	11.7%	11.2%
Decrease in average selling prices	-5.7%	-6.3%
Foreign currency effects	0.0%	0.2%
Other	-1.3%	-1.5%
Net change	4.7%	3.6%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Years ended December 31,
	2014	2013	2012

Gross margin percentage	12.7%	13.2%	13.1%

In 2014, the MOSFETs segment continued to regain volume that was lost in 2012. The growth was mainly achieved in the first half of the year while it stagnated towards the latter half of 2014. The increase in volume was primarily due to increased demand from distributors in Asia.

Gross profit margin remains below expectations and decreased even further in 2014.  The increase in volume, lower materials prices, and other cost reduction measures could not fully offset the decrease in average selling prices, the negative effect of additional depreciation associated with our cost reduction program, and general cost inflation.  Overall the gross margin results were similar to 2013 with the additional negative effect of a full year of additional depreciation further impacting 2014 results.

Typical pricing pressure for our established MOSFETs products continues. We have experienced significant declines in average selling prices in both 2014 versus 2013 and 2013 versus 2012. In both years, the decline was partially due to lower materials prices.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. We continue to implement the program, which is long-term in nature and will not provide significant improvement until the program is close to full implementation. See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Net revenues	$579,288	$547,264	$496,744
Change versus comparable prior year period	$32,024	$50,520
Percentage change versus comparable prior year period	5.9%	10.2%

Changes in Diodes segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Increase in volume	9.3%	13.8%
Decrease in average selling prices	-2.9%	-3.0%
Foreign currency effects	0.0%	0.2%
Other	-0.5%	-0.8%
Net change	5.9%	10.2%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Years ended December 31,
	2014	2013	2012

Gross margin percentage	22.8%	22.2%	20.0%

The Diodes segment was positively affected by the increased demand from distributors in Asia in both 2014 and 2013.  Positive business development directly with end customers in Europe also contributed to growth of the segment in 2014.  The increases in gross profit margin in 2014 and 2013 are primarily due to the increase in sales volume, manufacturing efficiencies, and lower materials prices, partially offset by decreased average selling prices and general cost inflation.

Typical pricing pressure for our established Diodes products continues.  We have experienced a slight price decline in 2014 versus 2013 and moderate price decline in 2013 versus 2012.

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment.  See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Net revenues	$258,248	$228,245	$209,194
Change versus comparable prior year period	$30,003	$19,051
Percentage change versus comparable prior year period	13.1%	9.1%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Increase in volume	10.3%	10.6%
Decrease in average selling prices	-2.1%	-2.3%
Acquisition	5.2%	0.0%
Foreign currency effects	0.1%	1.3%
Other	-0.4%	-0.5%
Net change	13.1%	9.1%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Years ended December 31,
	2014	2013	2012

Gross margin percentage	35.3%	33.6%	32.5%

The Optoelectronic Components segment continued to increase its growth in 2014.  The growth is primarily due to growth in distributor sales especially in Asia but also in Europe.  In addition, the Capella acquisition contributed to the increase in revenues (see below).  The increase in gross profit margin in 2014 versus 2013 is due to increases in volume, lower materials prices, and positive exchange rate effects, partially offset by lower average selling prices and general cost inflation.  The increase in gross profit margin in 2013 versus 2012 is due to increases in volume, partially offset by lower average selling prices.

Typical pricing pressure for our established Optoelectronic Components products continues.  In both 2014 and 2013 we experienced slight declines in average selling prices versus the prior years.

In 2014, we acquired Capella, a fabless IC design company specializing in optoelectronic products, in a two step transaction completed on December 31, 2014.  Capella is included in the Optoelectronic Components segment results from the date we obtained control in September 2014.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Net revenues	$759,616	$706,248	$642,320
Change versus comparable prior year period	$53,368	$63,928
Percentage change versus comparable prior year period	7.6%	10.0%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Increase in volume	8.2%	8.0%
Decrease in average selling prices	-2.3%	-1.6%
Foreign currency effects	0.0%	1.1%
Acquisitions	2.0%	2.9%
Other	-0.3%	-0.4%
Net change	7.6%	10.0%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Years ended December 31,
	2014	2013	2012

Gross margin percentage	31.7%	31.4%	31.8%

The Resistors & Inductors segment continues to produce strong results with revenues reaching an historically high level.  All regions and most end-markets have contributed to the revenue growth compared to the prior year.  The biggest source of growth was from distributors, and the automotive and industrial end-use markets.  Sales to distributors were particularly strong in the fourth fiscal quarter of 2014 compared to prior years which experienced declines in sales in the fourth fiscal quarters.  The segment's gross margin improved versus the prior year mainly due to efficiencies related to the higher sales volume and our continued cost reduction programs, which more than offset the unfavorable impact of reduced average selling prices and inflationary effects.

Our targeted acquisitions of MCB Industrie, HiRel Systems, and certain assets of Huntington Electric in 2013, 2012, and 2011, respectively, have positively contributed to the net revenues and gross margin of the Resistors & Inductors segment.

Average selling prices declined slightly in both 2014 versus 2013 and 2013 versus 2012.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Net revenues	$425,593	$439,745	$448,157
Change versus comparable prior year period	$(14,152)	$(8,412)
Percentage change versus comparable prior year period	-3.2%	-1.9%

Changes in Capacitors segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012

Change attributable to:
Decrease in volume	-5.9%	-0.6%
Change in average selling prices	1.1%	-2.4%
Acquisition	1.5%	0.0%
Foreign currency effects	0.1%	1.2%
Other	0.0%	-0.1%
Net change	-3.2%	-1.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Years ended December 31,
	2014	2013	2012

Gross margin percentage	20.5%	20.0%	22.0%

Net revenues in 2014 decreased moderately versus the prior year.  The Capacitors segment continues to be negatively affected by low demand for renewable energies as government spending has declined.  The automotive end-market has remained steady and sales increased slightly versus the prior year.  The increase in gross profit margin versus the prior year is primarily due to the increase in average selling prices and cost reductions.  The decrease in gross profit margin from 2012 to 2013 is primarily due to the decrease in sales volume and average selling prices.

Average selling prices increased slightly versus 2013, but remain lower than 2012 prices.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia.  We plan to use the technology acquired to develop new products and enter new product markets.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012

Total SG&A expenses	$385,696	$368,542	$349,625
as a percentage of sales	15.5%	15.5%	15.7%

The overall increase in SG&A expenses is primarily attributable to the non-repetition of temporary cost containment measures implemented in the first fiscal quarter of 2013, SG&A expenses of acquired companies, and additional compensation costs in general, partially offset by the benefits of our voluntary separation / early retirement program (see "Cost Management" above). We also incurred additional SG&A expenses in 2014 to close the Holy Stone Polytech and Capella acquisitions.  The overall increase in SG&A expenses in the year ended December 31, 2013 versus the year ended December 31, 2012 is primarily attributable to less austere temporary cost reduction programs implemented in 2013 versus 2012 due to differences in economic environment.  Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2014	2013	2012

Amortization of intangible assets	$18,651	$15,068	$14,754
Net (gains) losses on sales of assets	(195)	26	(741)

The acquisitions of HiRel Systems LLC in the first fiscal quarter of 2012, MCB Industrie S.A. in the second fiscal quarter of 2013, Holy Stone Polytech in the second fiscal quarter of 2014, and a controlling interest in Capella in the third fiscal quarter of 2014 increased our amortizable intangible assets balance by $127.6 million.  See Note 3 to our consolidated financial statements for an estimate of our annual amortization expense through 2019. Additional acquisition activity will increase these amounts.

We also recorded a $12.2 million gain on the sale of vacated property in Belgium in the second fiscal quarter of 2012 that is reported on a separate line in the consolidated statement of operations for the year ended December 31, 2012.

In 2013, we announced a voluntary separation / early retirement program targeting SG&A expenses. See "Cost Management" above.

Other Income (Expense)

2014 Compared to 2013

Interest expense for the year ended December 31, 2014 increased by $1.3 million versus the year ended December 31, 2013.  The increase is primarily due to higher outstanding balances on our revolving credit facility and increased amortization of the debt discounts associated with our convertible senior debentures.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2014	2013	Change

Foreign exchange gain (loss)	$(1,115)	$(993)	$(122)
Interest income	4,939	4,566	373
Other	(1,335)	(1,720)	385
	$2,489	$1,853	$636

The increase in interest income in the year ended December 31, 2014 versus the year ended December 31, 2013 is primarily due to the higher average amounts of short-term investments in 2014 versus 2013.

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

Income Taxes

For the years ended December 31, 2014, 2013, and 2012, the effective tax rates were 29.5%, 29.8%, and 27.4%, respectively. The effective tax rates are generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances.

Income tax expense for the years ended December 31, 2014, 2013, and 2012 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items were $1.2 million (tax benefit) in 2014, $4.2 million (tax benefit) in 2013, and $4.0 million (tax benefit) in 2012.

For the year ended December 31, 2014, the discrete items include a $1.2 million benefit recorded in the fourth fiscal quarter due to the enactment of The Tax Increase Prevention Act of 2014 that retroactively extended certain tax benefits from January 1, 2014 to December 31, 2014. The discrete items also include benefits upon the completion of certain tax examinations and lapses in the statute of limitations, offset by additional tax expenses for expected repatriation of cash and profits of non-U.S. subsidiaries to the United States, primarily to repay amounts borrowed on the revolving credit facility to provide future flexibility given the legal entity and the financial structure utilized for the Capella acquisition. The latter two items netted to an immaterial amount.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock. We have generated cash flows from operations in excess of $200 million in each of the past 13 years, and cash flows from operations in excess of $100 million in each of the past 20 years.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash," a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends. Vishay has generated positive "free cash" in each of the past 18 years, and "free cash" in excess of $80 million in each of the past 13 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash in line with our history during the year ended December 31, 2014. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure. We have completed three issuances of low-coupon convertible debentures since the fourth fiscal quarter of 2010, each of which matures thirty years from the date of issuance. We utilized the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock, representing approximately 24% of our outstanding stock prior to implementing these initiatives. In the third fiscal quarter of 2013, a holder of our exchangeable unsecured notes exercised its option to exchange $56.4 million principal amount of the notes for 3.7 million shares of our common stock. The exchange increased the number of our common shares outstanding, but had no effect on the calculation of the weighted average shares outstanding used for computing diluted earnings per share because our earnings per share computation assumes that the exchangeable unsecured notes would be converted, while also reducing our outstanding debt and improving our ratio of total debt to Vishay stockholders' equity.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013. The amended and restated credit facility extends the term of our available credit, secures lower interest rates than we were previously paying for the next five years, and provides us with additional financial flexibility to pursue our growth plan. The total revolving commitment of our credit facility increased to $640 million and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At December 31, 2014 and 2013, $200 million and $114 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

The credit facility also limits or restricts us, from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, and making asset sales, and making other restricted payments, and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2014.  Our interest expense coverage ratio and leverage ratio were 13.22 to 1 and 1.89 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At December 31, 2014, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $192.7 million. On February 3, 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014, June 26, 2014, September 18, 2014, and December 16, 2014 to stockholders of record at the close of business on March 3, 2014, June 12, 2014, August 28, 2014, and November 26, 2014, respectively.  The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $114 million at December 31, 2013. We borrowed $160 million and repaid $74 million on our credit facility during the year ended December 31, 2014.  Included in the borrowings is $53 million borrowed to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition.   Subsequent to the acquisition of the noncontrolling interest in Capella on December 31, 2014, we expect to repatriate cash from current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $152 million and the highest amount outstanding on our credit facility at a month end was $206 million during the year ended December 31, 2014.

The convertible debentures due 2042 became convertible subsequent to the September 27, 2014 evaluation of the conversion criteria, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable period in the third fiscal quarter of 2014.  The debentures remained convertible until December 31, 2014, at which time the conversion criteria was reevaluated.  The debentures due 2042 did not meet the conversion criteria as of December 31, 2014 and are not currently convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible again in the future.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2042 remained classified as a non-current liability in the consolidated balance sheets during the period the debentures were convertible.

Management expects to periodically pay down the balance of our revolving credit facility with available cash or use the credit facility to meet short-term financing needs. We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt. No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in August 2018.

Substantially all of our December 31, 2014 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect that cash and profits generated by our non-U.S. subsidiaries prior to 2014, and cash generated in 2014 which is not funding the dividend program or the Capella acquisition, will continue to be reinvested outside of the United States indefinitely.   Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We expect to fund the quarterly dividend program initiated in February 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.

Additionally, our substantially undrawn credit facility provides us with significant liquidity in the United States.

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

The interest rates on our short-term investments average 0.6% and are approximately 30 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014	December 31, 2013

Credit Facility	$200,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	103,841	101,846
Convertible senior debentures, due 2041*	53,249	52,264
Convertible senior debentures, due 2042*	59,190	58,159
Total debt	454,922	364,911

Cash and cash equivalents	592,172	640,348
Short-term investments	514,776	511,231

Net cash and short-term investments (debt)	$652,026	$786,668

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

Our financial condition as of December 31, 2014 continued to be strong, with a current ratio (current assets to current liabilities) of 4.2 to 1, as compared to 4.4 to 1 as of December 31, 2013.  The decrease is primarily due to a decrease in cash used to acquire Capella in 2014.  Our ratio of total debt to Vishay stockholders' equity was 0.25 to 1 at December 31, 2014 as compared to a ratio of 0.19 to 1 at December 31, 2013.  The increase in the ratio is primarily due to the increase in the outstanding credit facility balance in 2014.

Cash flows provided by operating activities were $297.0 million for the year ended December 31, 2014, as compared to cash flows provided by operations of $292.1 million for the year ended December 31, 2013.

Cash paid for property and equipment for the year ended December 31, 2014 was $157.0 million, as compared to $153.1 million for the year ended December 31, 2013. We expect capital spending of approximately $170 million in 2015.

Cash paid for the purchase of businesses, net of cash acquired for the year ended December 31, 2014 was $198.0 million, as compared to $23.0 million for the year ended December 31, 2013. The Capella acquisition accounts for $177.4 million of the reported cash paid for acquisitions, net of cash acquired for the year ended December 31, 2014. The $47.4 million of short-term investments acquired in the Capella acquisition are not reflected in the consolidated statements of cash flows.  The $21.1 million paid to acquire the noncontrolling interests in Capella on December 31, 2014 is reported as a financing activity in the consolidated statements of cash flows.

Cash paid for dividends to our common and Class B common stockholders totalled $35.4 million for the year ended December 31, 2014. We expect dividend payments in 2015 to total approximately $35.4 million. However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2014 we had contractual obligations as follows (in thousands):

		Payments due by period

	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$813,642	$-	$-	$200,000	$613,642
Interest payments on long-term debt	372,863	19,287	38,573	29,857	285,146
Operating and capital leases	62,636	25,921	30,956	4,185	1,574
Letters of credit	7,555	-	-	7,555	-
Expected pension and postretirement plan funding	349,345	30,846	64,945	75,078	178,476
Estimated costs to complete construction in progress	40,980	40,980	-	-	-
Uncertain tax positions	28,357	2,306	-	-	26,051
Other long-term liabilities	52,560	2,000	3,800	900	45,860
Total contractual cash obligations	$1,727,938	$121,340	$138,274	$317,575	$1,150,749

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

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $614 million of our outstanding debt instruments are convertible into or exchangeable for common stock.  Also, although we intend to net share settle our convertible senior debentures due 2040, due 2041, and due 2042, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our variable-rate exchangeable notes due 2102 and revolving credit facility are based on the rate prevailing at December 31, 2014, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2014 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations were not material to us as of December 31, 2014, and are included in the uncertain tax positions disclosed above.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. We typically have minimum purchase commitments of $30 million to $40 million per year pursuant to our long-term foundry agreements. We continue to work with Tower Semiconductor and anticipate having minimum purchase requirements in the future.  At December 31, 2014, the extent of those commitments is under discussion with Tower Semiconductor, following the transfer of certain manufacturing processes among Tower Semiconductor's facilities.

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2014.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, and purchase commitments, see Notes 5, 6, 11, and 13 to our consolidated financial statements.

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

See also "Commodity Price Risk" included in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for additional related information.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for us for interim and annual periods beginning after January 1, 2017.  We are currently evaluating the effect of the ASU on our revenue contracts.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2014, 2013, and 2012 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our exchangeable notes due 2102. The exchangeable notes, of which $38.6 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2014, we had $200 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.75%.

Our convertible senior debentures due 2040, due 2041, and due 2042 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2014, we have $592.2 million of cash and cash equivalents and $514.8 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2014, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.1 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We occasionally use forward exchange contracts to economically hedge a portion of these exposures. Beginning in the third fiscal quarter of 2014, we entered into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contract was $48 million as of December 31, 2014. The intercompany loan was used to finance a portion of the purchase price for Capella. The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loan is repaid. The forward contract was renewed on the last day of the year. We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of contract is recognized in our consolidated statements of operations as a component of other income (expense). We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel, the Czech Republic, and China because the percentage of expenses denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total sales.  Therefore, if the Israeli shekel, Czech koruna, and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced.  Where possible, we maintain local currency denominated cash balances in these countries approximately equal to the local currency liabilities to naturally hedge our exposures.  We also have a slightly higher percentage of euro-denominated sales than expenses.  Therefore, when the euro strengthens against all or most of our other major currencies, our operating profit is slightly increased.  Accordingly, we monitor several important cross-rates.

Capella holds a significant amount of its financial assets denominated in a currency other than its functional currency and will continue to do so until the assets mature or are liquidated.  Exchange gains and losses arising from remeasurement of these financial assets into the functional currency of Capella are included in the results of operations.

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2014 and 2013, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2014 and 2013. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.7 million and $2.4 million at December 31, 2014 and December 31, 2013, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $6.4 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K
1.	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2014 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.
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

10.2†	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.
10.3†
Amendment to Section 4.1 of Vishay's 1998 Stock Option Program. Incorporated by reference to Proposal Three, included in our Proxy Statement, dated April 16, 2007, for our 2007 Annual Meeting of Stockholders.

10.4†	Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 5, 2013, for our 2013 Annual Meeting of Stockholders.
10.5†
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

10.19†
Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.20†	Compensation Matters Agreement, dated November 11, 2011, between Vishay Intertechnology, Inc. and Dieter Wunderlich. Incorporated by reference to Exhibit 10.30 to our 2011 annual report on Form 10-K.
10.21†
Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.22†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.23†
Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 4, 2014.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.24†
Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated November 21, 2011. Incorporated by reference to Exhibit 10.32 to our 2011 annual report on Form 10-K.

10.25†
Amendment to Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated March 4, 2014.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.26†	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.17 to our 2008 annual report on Form 10-K.
10.27
Technology License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.1 to International Rectifier Corporation's current report on Form 8-K filed April 9, 2007.

10.28
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

10.30
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.31
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.32
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.33
Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.34*
Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. And Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.35*
Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.36
Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. And V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.7 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.37
Amendment No. 1 to Lease Agreement, dated March 1, 2012, between Vishay Advanced Technology, Ltd. And V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012.

10.38*
Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. Incorporated by reference to Exhibit 10.8 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.39*
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

10.41
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.42*
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

10.46
Credit Agreement, dated as of December 1, 2010, as amended and restated as of August 8, 2013 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 8, 2013.

10.47†**	Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective February 18, 2015).
10.48†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.49†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.50†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
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
February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 19, 2015
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 19, 2015
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 19, 2015
Marc Zandman	the Board of Directors

/s/ Abraham Ludomirski	Director	February 19, 2015
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 19, 2015
Frank D. Maier

/s/ Wayne M. Rogers	Director	February 19, 2015
Wayne M. Rogers

/s/ Ronald M. Ruzic	Director	February 19, 2015
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 19, 2015
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 19, 2015
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 19, 2015
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 19, 2015
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Vishay Intertechnology, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Intertechnology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on Vishay Intertechnology, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2015

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$592,172	$640,348

Short-term investments	514,776	511,231

Accounts receivable, net of allowances for doubtful accounts of $2,406 and $2,613, respectively	271,554	274,083

Inventories:
Finished goods	113,361	109,617
Work in process	185,769	197,600
Raw materials	125,464	125,491
Total inventories	424,594	432,708

Deferred income taxes	17,815	21,716
Prepaid expenses and other current assets	105,539	100,594
Total current assets	1,926,450	1,980,680

Property and equipment, at cost:
Land	91,844	93,685
Buildings and improvements	560,926	560,418
Machinery and equipment	2,368,046	2,340,778
Construction in progress	82,684	95,278
Allowance for depreciation	(2,205,405)	(2,163,540)
Property and equipment, net	898,095	926,619

Goodwill	144,359	43,132

Other intangible assets, net	186,613	129,951

Other assets	143,256	156,757
Total assets	$3,298,773	$3,237,139

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)
Liabilities and stockholders' equity	December 31, 2014	December 31, 2013
Current liabilities:
Notes payable to banks	$18	$2
Trade accounts payable	174,451	163,894
Payroll and related expenses	120,023	120,997
Other accrued expenses	137,576	146,670
Income taxes	24,671	17,502
Total current liabilities	456,739	449,065

Long-term debt, less current portion	454,922	364,911
Deferred income taxes	178,900	157,640
Other liabilities	76,811	99,426
Accrued pension and other postretirement costs	300,524	287,901
Total liabilities	1,467,896	1,358,943

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 135,324,313 and 135,202,081 shares outstanding	13,532	13,520
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,129,227 and 12,129,227 shares outstanding	1,213	1,213
Capital in excess of par value	2,055,246	2,054,087
(Accumulated deficit) retained earnings	(175,485)	(257,698)
Accumulated other comprehensive income (loss)	(69,140)	61,634
Total Vishay stockholders' equity	1,825,366	1,872,756
Non controlling interests	5,511	5,440
Total equity	1,830,877	1,878,196
Total liabilities and equity	$3,298,773	$3,237,139

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012

Net revenues	$2,493,282	$2,370,979	$2,230,097
Costs of products sold	1,881,990	1,803,719	1,703,424
Gross profit	611,292	567,260	526,673

Selling, general, and administrative expenses	385,696	368,542	349,625
Restructuring and severance costs	20,897	2,814	-
U.S. pension settlement charges	15,588	-	-
Executive compensation charges (credit)	-	(1,778)	-
Gain on sale of property	-	-	(12,153)
Operating income	189,111	197,682	189,201

Other income (expense):
Interest expense	(24,457)	(23,130)	(22,604)
Other	2,489	1,853	3,440
	(21,968)	(21,277)	(19,164)

Income before taxes	167,143	176,405	170,037

Income tax expense	49,300	52,636	46,506

Net earnings	117,843	123,769	123,531

Less: net earnings attributable to noncontrolling interests	214	789	793

Net earnings attributable to Vishay stockholders	$117,629	$122,980	$122,738

Basic earnings per share attributable to Vishay stockholders:	$0.80	$0.85	$0.82

Diluted earnings per share attributable to Vishay stockholders:	$0.77	$0.81	$0.79

Weighted average shares outstanding - basic	147,567	144,963	149,117

Weighted average shares outstanding - diluted	153,716	151,417	155,844

Cash dividends per share	$0.24	$-	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2014	2013	2012

Net earnings	$117,843	$123,769	$123,531

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(106,295)	23,537	14,567

Pension and other post-retirement actuarial items	(25,842)	49,038	(29,759)

Unrealized gain (loss) on available-for-sale securities	1,363	(719)	1,192

Other comprehensive income (loss)	(130,774)	71,856	(14,000)

Comprehensive income (loss)	(12,931)	195,625	109,531

Less: comprehensive income attributable to noncontrolling interests	214	789	793

Comprehensive income (loss) attributable to Vishay stockholders	$(13,145)	$194,836	$108,738

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2014	2013	2012

Continuing operating activities
Net earnings	$117,843	$123,769	$123,531
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	179,455	170,132	168,555
(Gain) loss on disposal of property and equipment	(195)	26	(12,894)
Accretion of interest on convertible debentures	3,943	3,646	3,028
Inventory write-offs for obsolescence	21,394	19,108	20,865
U.S. pension settlement charges	15,588	-	-
Pensions and other postretirement benefits, net of contributions	(16,145)	(9,327)	(12,146)
Deferred income taxes	15,663	1,734	(6,828)
Other	(2,269)	(7,009)	8,530
Net change in operating assets and liabilities, net of effects of businesses acquired	(38,240)	(10,009)	(5,152)
Net cash provided by continuing operating activities	297,037	292,070	287,489

Continuing investing activities
Capital expenditures	(156,974)	(153,077)	(150,291)
Proceeds from sale of property and equipment	2,889	4,681	10,241
Purchase of businesses, net of cash acquired	(197,986)	(23,034)	(85,493)
Purchase of short-term investments	(495,762)	(664,867)	(381,040)
Maturity of short-term investments	485,306	465,668	339,287
Sale of short-term investments	13,658	-	-
Other investing activities	617	(176)	(1,828)
Net cash used in continuing investing activities	(348,252)	(370,805)	(269,124)

Continuing financing activities
Proceeds from long-term borrowings	-	-	150,000
Issuance costs	-	(4,558)	(4,827)
Principal payments on long-term debt and capital leases	(11)	(28)	(27)
Net proceeds (payments) on revolving credit lines	86,000	25,000	(66,000)
Common stock repurchases	-	-	(150,000)
Dividends paid to common stockholders	(32,477)	-	-
Dividends paid to Class B common stockholders	(2,911)	-	-
Net changes in short-term borrowings	16	(146)	(115)
Distributions to noncontrolling interests	(547)	(257)	(1,040)
Acquisition of noncontrolling interests in Capella	(21,067)	-	-
Proceeds from stock options exercised	50	-	174
Excess tax benefit from stock options exercised	-	196	-
Other financing activites	(1,324)	(3,638)	-
Net cash provided by (used in) continuing financing activities	27,729	16,569	(71,835)
Effect of exchange rate changes on cash and cash equivalents	(24,690)	4,919	1,977

Net decrease in cash and cash equivalents	(48,176)	(57,247)	(51,493)

Cash and cash equivalents at beginning of year	640,348	697,595	749,088
Cash and cash equivalents at end of year	$592,172	$640,348	$697,595

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2012	$14,374	$1,345	$2,086,925	$(503,416)	$3,778	$1,603,006	$5,155	$1,608,161
Net earnings	-	-	-	122,738	-	122,738	793	123,531
Other comprehensive income (loss)	-	-	-	-	(14,000)	(14,000)	-	(14,000)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,040)	(1,040)
Phantom and restricted stock issuances (11,323 shares)	1	-	(9)	-	-	(8)	-	(8)
Issuance of convertible debentures due 2042	-	-	57,874	-	-	57,874	-	57,874
Stock repurchase (13,948,687 shares)	(1,395)	-	(148,605)	-	-	(150,000)	-	(150,000)
Stock compensation expense	-	-	3,544	-	-	3,544	-	3,544
Stock options exercised (22,095 shares)	2	-	172	-	-	174	-	174
Conversions from Class B to common stock (1,323,322 shares)	132	(132)	-	-	-	-	-	-
Balance at December 31, 2012	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	122,980	-	122,980	789	123,769
Other comprehensive income	-	-	-	-	71,856	71,856	-	71,856
Distributions to noncontrolling interests	-	-	-	-	-	-	(257)	(257)
Restricted stock issuances (393,818 shares)	40	-	(2,680)	-	-	(2,640)	-	(2,640)
Stock compensation expense	-	-	636	-	-	636	-	636
Tax effects of stock plan	-	-	196	-	-	196	-	196
Issuance of common stock for exchangeable unsecured notes (3,664,729 shares)	366	-	56,034	-	-	56,400	-	56,400
Balance at December 31, 2013	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	117,629	-	117,629	214	117,843
Other comprehensive income	-	-	-	-	(130,774)	(130,774)	-	(130,774)
Noncontrolling interest in business acquired	-	-	-	-	-	-	21,895	21,895
Distributions to noncontrolling interests	-	-	-	-	-	-	(547)	(547)
Acquisition of noncontrolling interests	-	-	424	-	-	424	(21,491)	(21,067)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($0.24 per share)	-	-	28	(35,416)	-	(35,388)	-	(35,388)
Stock compensation expense	-	-	2,392	-	-	2,392	-	2,392
Stock options exercised (4,337 shares)	-	-	50	-	-	50	-	50
Tax effects of stock plan	-	-	(1,351)	-	-	(1,351)	-	(1,351)
Balance at December 31, 2014	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
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

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2014 through the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

Revenue Recognition

The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. For the portion of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company historically has had agreements with distributors that provided limited rights of product return. The Company has modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a "scrap allowance." Consistent with industry practice, the Company also has a "stock, ship and debit" program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $4,525, $6,362, and $7,131 for the years ended December 31, 2014, 2013, and 2012, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $65,299, $62,090, and $57,164, for the years ended December 31, 2014, 2013, and 2012, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

Substantially all earnings generated by non-U.S. subsidiaries prior to 2014, and cash generated in 2014 which is not funding the dividend program or the Capella acquisition, are deemed to be reinvested outside of the United States indefinitely.  Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The Company expects to fund the quarterly dividend program initiated in February 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2014 and 2013, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $(424), $62, and $(24) for the years ended December 31, 2014, 2013, and 2012, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2014 was approximately $40,980. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $160,804, $155,064, and $153,801 for the years ended December 31, 2014, 2013, and 2012, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

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

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven to twenty-five years.  Capitalized software is amortized over periods of three to ten years, primarily included in costs of products sold on the consolidated statements of operations.  Customer relationships are amortized over useful lives of five to twenty years.  Noncompete agreements are amortized over periods of three to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

There was no impairment identified through the annual impairment tests completed in 2014, 2013, or 2012.

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

Available-for-Sale Securities

Short-term investments and other assets reported on the consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year and investments in marketable securities which are classified as available-for-sale. These assets include short-term investments acquired in the Capella Microsystems (Taiwan) Inc. ("Capella") acquisition (see Note 2), assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans (see Note 11), and assets that are intended to fund a portion of the Company's other postretirement benefit obligations outside of the U.S. These assets are reported at fair value, based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders' equity until sold. At the time of sale, the assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2014 and 2013, outstanding derivative instruments were not material.

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

The Company has in the past used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing exposure to market rate fluctuations. The Company uses financial instruments such as forward exchange contracts to mitigate a portion, but not all, of the risk associated with its firm commitments denominated in foreign currencies.  The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.

Other financial instruments include cash and cash equivalents, held-to-maturity short-term investments, accounts receivable, and notes payable. The carrying amounts of these financial instruments reported in the consolidated balance sheets approximate their fair values due to the short-term nature of these assets and liabilities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting (continued)

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2014 and 2013 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2014, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance. The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2014 and 2013.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $7,309 and $7,927 is included in other noncurrent assets at December 31, 2014 and 2013, respectively, representing required statutory reserves of the captive insurance entity.

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

Year ended December 31, 2014

Holy Stone Polytech Co., Ltd.

On June 11, 2014, Vishay acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech"), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20,576, net of cash acquired. The acquisition is expected to strengthen the Company's position in tantalum capacitors, especially in Asia. For financial reporting purposes, the results of operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014. The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2014.  Based on an estimate of their fair values, the Company allocated $3,736 of the purchase price to definite-lived intangible assets. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,328 related to this acquisition. The goodwill associated with this transaction is not deductible for income tax purposes. The Company will test the goodwill for impairment at least annually in accordance with GAAP.

Capella Microsystems Inc.

On July 11, 2014, Vishay entered into an agreement to acquire Capella for approximately $205,000. Capella is a fabless IC design company specializing in optoelectronic products. As a first step in the acquisition, Vishay launched a tender offer for Capella's outstanding shares. A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by Vishay. The offer period expired on September 1, 2014. Pursuant to the terms of the tender offer, Vishay paid NT$139 for each share tendered. The aggregate purchase price was $180,167. Capella had cash and short-term investments on hand of $50,195 at the date of acquisition. Vishay funded the acquisition with cash on hand and $53,000 of borrowings under its credit facility.  Subsequent to the acquisition of the noncontrolling interest on December 31, 2014, the Company expects to repatriate cash from the current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.  The acquisition is expected to strengthen the Company's position in optoelectronic sensors.

Upon the close of the tender offer, Vishay controlled Capella and began consolidating it in its financial statements. For financial reporting purposes, the results and operations and net assets of Capella have been included in the Optoelectronic Components segment. The interest represented by the shares not tendered are presented as noncontrolling interests in the consolidated financial statements. The fair value of the noncontrolling interest was determined based on the observable quoted share price as of the acquisition date.  Capella's results were not material to the Company's consolidated results for the year ended December 31, 2014.

Vishay acquired the remaining outstanding shares of Capella on December 31, 2014 pursuant to the merger agreement.  In connection with the closing of the merger, all remaining holders of Capella common stock other than Vishay and its subsidiaries received the same consideration for their shares as the holders who tendered their shares in the tender offer, or $21,067 in the aggregate.

Based on an estimate of their fair values, the Company allocated the purchase price of the acquisition as follows:

Short-term investments	$47,438
Working capital (excluding cash and short-term investments)	(6,374)
Property and equipment	4,134
Intangible assets:
Patents and acquired technology	14,870
Capitalized software	101
Customer relationships	54,400
Tradenames	5,110
Total intangible assets	74,481
Other, net	(454)
Deferred taxes, net	(16,769)
Total identified assets and liabilities	102,456

Cash paid to Capella stockholders, net of cash acquired	177,410
Fair value of noncontrolling interest	21,895

Goodwill	$96,849

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

In evaluating the acquisition of Capella, the Company focused primarily on the ability to synergize Capella's optoelectronics design capabilities with Vishay's existing optoelectronics product lines and customers. As a result, the fair value of the acquired assets, including identified intangible assets, corresponds to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill associated with the acquisition.

The Company recognized $843 of acquisition costs classified as a component of selling, general, and administrative expenses in its consolidated statements of operations.

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the 2014 acquisitions had occurred as of January 1, 2013:

	Years ended December 31,
	2014	2013

Pro forma net revenues	$2,522,010	$2,446,503
Pro forma net earnings attributable to Vishay stockholders	114,510	128,252
Pro forma basic earnings per share attributable to Vishay stockholders	$0.78	$0.88
Pro forma diluted earnings per share attributable to Vishay stockholders	$0.75	$0.85

The pro forma information presented for the year ended December 31, 2014 was adjusted to exclude acquisition-related costs incurred in 2014. The pro forma information also includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of acquired intangible assets, depreciation of acquired property and equipment, and tax related effects.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013 were as follows:

	Optoelectronic Components	Resistors & Inductors	Capacitors	Total

Balance at January 1, 2013	$-	$34,866	$-	$34,866
MCB Industrie acquisition	-	7,985	-	7,985
Exchange rate effects	-	281	-	281
Balance at December 31, 2013	$-	$43,132	$-	$43,132
Holy Stone Polytech acquisition	-	-	6,328	6,328
Capella acquisition	96,849	-	-	96,849
Exchange rate effects	-	(986)	(964)	(1,950)
Balance at December 31, 2014	$96,849	$42,146	$5,364	$144,359

Other intangible assets are as follows:

	December 31,
	2014	2013

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$108,190	$92,842
Capitalized software	53,369	55,893
Customer relationships	153,853	99,558
Tradenames	39,612	35,845
Non-competition agreements	2,283	1,948
	357,307	286,086
Accumulated amortization:
Patents and acquired technology	(71,700)	(66,337)
Capitalized software	(45,979)	(50,006)
Customer relationships	(50,630)	(40,727)
Tradenames	(21,384)	(18,560)
Non-competition agreements	(1,360)	(864)
	(191,053)	(176,494)
Net Intangible Assets Subject to Amortization	166,254	109,592

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$186,613	$129,951

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets (continued)

Amortization expense (excluding capitalized software) was $18,651, $15,068, and $14,754, for the years ended December 31, 2014, 2013, and 2012, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2014 for each of the next five years is as follows:

2015	$27,235
2016	25,593
2017	21,757
2018	18,377
2019	14,396

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

The following table summarizes restructuring and related expenses which were recognized during the years ended December 31, 2014 and 2013 and reported on a separate line in the accompanying consolidated statement of operations:

	Years ended December 31,
	2014	2013
MOSFETS Enhanced Competitiveness Program	$6,025	$2,328
Voluntary Separation / Retirement Program	12,792	486
Modules Production Transfer Program	2,080	-
Total	$20,897	$2,814

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Foreign currency translation	-
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Foreign currency translation	-
Balance at December 31, 2014	$7,230

Severance benefits are generally paid in a lump sum at cessation of employment. The current portion of the liability is $786 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets. The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495

Severance benefits are generally paid in a lump sum at cessation of employment. The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

Gain on Sale of Vacated Property

On April 3, 2012, Vishay sold a property in Belgium vacated as a result of its restructuring activities in prior years for approximately $14,200. At closing, Vishay recognized a gain on the sale of the property of $12,153 within its statements of operations and proceeds from the sale of property and equipment of $3,406 within its statement of cash flows. The remaining proceeds are reported as proceeds from the sale of property and equipment within the statements of cash flows as the cash is received.  At December 31, 2014, the remaining amount receivable by the Company is $1,771.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2014	2013	2012

Domestic	$(50,106)	$(26,065)	$(15,995)
Foreign	217,249	202,470	186,032
	$167,143	$176,405	$170,037

Significant components of income taxes are as follows:

	Years ended December 31,
	2014	2013	2012

Current:
Federal	$(27,031)	$(603)	$8,409
State and local	386	280	574
Foreign	60,282	51,225	44,351
	33,637	50,902	53,334
Deferred:
Federal	7,999	2,215	(8,557)
State and local	204	92	(240)
Foreign	7,460	(573)	1,969
	15,663	1,734	(6,828)
Total income tax expense	$49,300	$52,636	$46,506

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Pension and other retiree obligations	$43,393	$34,343
Inventories	8,013	8,759
Net operating loss carryforwards	198,677	182,691
Tax credit carryforwards	25,046	20,780
Other accruals and reserves	32,376	31,469
Total gross deferred tax assets	307,505	278,042
Less valuation allowance	(186,614)	(183,289)
	120,891	94,753
Deferred tax liabilities:
Tax over book depreciation	(10,257)	(10,652)
Intangible assets other than goodwill	(20,507)	(1,539)
Earnings not permanently reinvested	(25,334)	(1,652)
Convertible debentures	(175,935)	(162,371)
Other - net	(3,590)	(2,741)
Total gross deferred tax liabilities	(235,623)	(178,955)

Net deferred tax assets (liabilities)	$(114,732)	$(84,202)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2014	2013	2012

Tax at statutory rate	$58,500	$61,742	$59,513
State income taxes, net of U.S. federal tax benefit	384	242	217
Effect of foreign operations	(27,372)	(18,696)	(19,083)
Tax on earnings not permanently reinvested	25,728	-	-
Unrecognized tax benefits	(21,603)	2,862	6,626
Change in valuation allowance on non-U.S. deferred tax assets	-	(285)	(4,036)
Foreign income taxable in the U.S.	13,499	11,961	7,476
U.S. foreign tax credits	-	-	(4,257)
Effect of statutory rate changes on deferred tax assets	226	(2,867)	-
Other	(62)	(2,323)	50
Total income tax expense	$49,300	$52,636	$46,506

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2014, 2013, and 2012 include certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $1,228 (tax benefit), $4,197 (tax benefit), and $4,036 (tax benefit) in 2014, 2013, and 2012, respectively.

For the year ended December 31, 2014, the discrete items include a $1,228 benefit recorded in the fourth fiscal quarter due to the enactment of The Tax Increase Prevention Act of 2014.  The discrete items also include benefits upon the completion of certain tax examinations and lapses in the statute of limitations, offset by additional tax expenses for expected repatriation of cash and profits of non-U.S. subsidiaries to the United States, primarily to repay amounts borrowed on the revolving credit facility to provide future flexibility given the legal entity and the financial structure utilized for the Capella acquisition. The latter two items netted to an immaterial amount.

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

At December 31, 2014, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$14,515	No expiration
Belgium	173,541	No expiration
Brazil	14,876	No expiration
Germany	42,968	No expiration
Israel	62,528	No expiration
Netherlands	23,411	2015 - 2023
United States	78,784	2033 - 2034

California	53,979	2016 - 2034
Pennsylvania	736,159	2018 - 2034

Approximately $64,232 of the carryforwards in Belgium resulted from the Company's acquisition of BCcomponents in 2002.  Valuation allowances of $21,833 and $24,788, as of December 31, 2014 and 2013, respectively, have been recorded through goodwill for these acquired net operating losses. Prior to the adoption of updated guidance in ASC Topic 805 on January 1, 2009, if tax benefits were recognized through the utilization of these acquired net operating losses, the benefits of such loss utilization were recorded as a reduction to goodwill. After the adoption of the updated guidance on January 1, 2009, the benefits of such losses are recorded as a reduction of tax expense.

At December 31, 2014, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$11,093	2020 - 2022
California Research Credit	10,926	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2014, no provision has been made for U.S. federal and state income taxes on approximately $2,686,284 of foreign earnings.  Substantially all earnings generated by non-U.S. subsidiaries prior to 2014, and cash generated in 2014 which is not funding the dividend program or the Capella acquisition (as discussed below), are deemed to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

In 2008, the Company recorded additional tax expense for an expected repatriation of $112,500 because such earnings were not deemed to be indefinitely reinvested outside of the United States.  During 2012 and 2014, the Company repatriated $72,100 and $4,588 of cash, respectively, which completed the repatriation program initiated in 2008.  This repatriated cash was used to reduce the amount outstanding under the Company's revolving credit facility.

During 2014, the Company borrowed $53,000 on its revolving credit facility to achieve future flexibility given the legal entity and the financial structure utilized for the Capella acquisition (see Note 2).  Subsequent to the acquisition of the noncontrolling interest in Capella on December 31, 2014, the Company expects to repatriate cash from the current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.   The tax provision for the year ended December 31, 2014 includes all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable related to that anticipated repatriation transaction.

The Company expects to fund the quarterly dividend program initiated in February 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.

Net income taxes paid were $62,051, $44,757, and $46,611 for the years ended December 31, 2014, 2013, and 2012, respectively.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2014	2013	2012

Balance at beginning of year	$45,877	$51,771	$48,152
Addition based on tax positions related to the current year	1,641	-	665
Addition based on tax positions related to prior years	6,484	4,015	3,498
Currency translation adjustments	(1,387)	310	(215)
Reduction based on tax positions related to prior years	-	(2,054)	-
Reduction for settlements	(3,556)	(7,316)	(329)
Reduction for lapses of statute of limitation	(22,476)	(849)	-
Balance at end of year	$26,583	$45,877	$51,771

All of the unrecognized tax benefits of $26,583 and $45,877, as of December 31, 2014 and 2013, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2014 and 2013, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3,104 and $7,766, respectively. During the years ended December 31, 2014, 2013, and 2012, the Company recognized $1,839, $2,218, and $2,833, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  During the years ended December 31, 2014 and 2013, certain tax examinations were completed and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  In 2014, the U.S. Internal Revenue Service concluded its examination of Vishay's U.S. federal tax returns through the 2011 tax year.  The tax returns of other non-U.S. subsidiaries which are currently under examination include France (2012 and 2013), Germany (2009 through 2012), India (2004 through 2012), Israel (2009 through 2012), and the Republic of China (Taiwan) (2012).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $2,400 to $2,700.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013

Credit facility	$200,000	$114,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	103,841	101,846
Convertible senior debentures, due 2041	53,249	52,264
Convertible senior debentures, due 2042	59,190	58,159
	454,922	364,911
Less current portion	-	-
	$454,922	$364,911

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

The Credit Facility permits the Company to repurchase shares of its common stock or pay cash dividends up to a permitted capacity, conditioned upon Vishay maintaining (i) a pro forma leverage ratio of 2.75 to 1.00, (ii) a pro forma interest expense coverage ratio of 2.00 to 1.00, and (iii) $300,000 of available liquidity, as defined in the Credit Facility.  The permitted capacity to repurchase shares of the Company's outstanding common stock or pay cash dividends under the Credit Facility increases each quarter by an amount equal to 20% of net income. At December 31, 2014, the Credit Facility allows the Company to repurchase its common stock or pay cash dividends up to $192,733 (See Note 7).  The amount and timing of any future stock repurchases or cash dividends remains subject to authorization of the Company's Board of Directors.

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

At December 31, 2014 and 2013, there was $432,445 and $518,345, respectively, available under the Credit Facility. Letters of credit totaling $7,555 and $7,655 were outstanding at December 31, 2014 and 2013, respectively.

Convertible Senior Debentures

Vishay currently has three issuances of convertible senior debentures outstanding with generally congruent terms. The proceeds from the issuance of the convertible senior debentures were used to repurchase shares of the Company's common stock.  The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for each issuance of the Company's convertible senior debentures effective as of the ex-dividend date of each cash dividend.

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the December 16, 2014 dividend payment:

	Due 2040	Due 2041	Due 2042

Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective November 24, 2014 (per $1 principal amount)	73.2147	53.4282	86.0829
Effective conversion price effective November 24, 2014 (per share)	$13.66	$18.72	$11.62
130% of the conversion price (per share)	$17.76	$24.34	$15.11
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the September 27, 2014 evaluation of the conversion criteria, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable period in the third fiscal quarter of 2014. The debentures due 2042 remained convertible until December 31, 2014, at which time the conversion criteria was reevaluated.  The convertible debentures due 2042 are no longer convertible subsequent to the December 31, 2014 reevaluation of the conversion criteria.  The conversion criteria of the convertible senior debentures due 2040, due 2041, and due 2042 will continue to be evaluated and the convertible debentures may become convertible again in the future.  The debentures are convertible, subject to certain conditions, into cash, shares of Vishay's common stock or a combination thereof, at Vishay's option, at the conversion rate.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2042 remained classified as a non-current liability in the consolidated balance sheets during the period such debentures were convertible.

Vishay must provide additional shares upon conversion if there is a "fundamental change" in the business as defined in the indenture governing the debentures.

Vishay may not redeem the debentures prior to the respective call dates.  On or after the call date and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value

December 31, 2014
Due 2040	$275,000	(171,685)	526	$103,841	$110,094
Due 2041	$150,000	(97,092)	341	$53,249	$62,246
Due 2042	$150,000	(91,048)	238	$59,190	$57,874
Total	$575,000	$(359,825)	$1,105	$216,280	$230,214

December 31, 2013
Due 2040	$275,000	(173,645)	491	$101,846	$110,094
Due 2041	$150,000	(98,085)	349	$52,264	$62,246
Due 2042	$150,000	(92,038)	197	$58,159	$57,874
Total	$575,000	$(363,768)	$1,037	$212,269	$230,214

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

Interest expense related to the debentures is reflected on the consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2014
Due 2040	$6,188	1,960	88	35	$8,271
Due 2041	$3,375	993	47	(8)	$4,407
Due 2042	$3,375	990	54	41	$4,460
Total	$12,938	$3,943	$189	$68	$17,138

2013
Due 2040	$6,188	1,811	88	(131)	$7,956
Due 2041	$3,375	915	47	(50)	$4,287
Due 2042	$3,375	920	54	(85)	$4,264
Total	$12,938	$3,646	$189	$(266)	$16,507

2012
Due 2040	$6,188	1,675	88	28	$7,979
Due 2041	$3,375	843	45	7	$4,270
Due 2042	$1,978	510	32	46	$2,566
Total	$11,541	$3,028	$165	$81	$14,815

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

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2015	$-
2016	-
2017	-
2018	200,000
2019	-
Thereafter	613,642

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2014, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $16,700, with substantially no amounts borrowed. At December 31, 2013, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $27,400, with substantially no amounts borrowed.

Interest paid was $18,394, $17,647, and $16,578 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

At December 31, 2014, the Credit Facility allows the Company to repurchase its common stock or pay cash dividends up to $192,733, conditioned upon the Company maintaining specific pro forma financial ratios and a required minimum amount of available liquidity, as defined in the credit agreement.  The amount and timing of any future stock repurchases remains subject to authorization of the Company's Board of Directors.

At December 31, 2014, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	1,147,000
Phantom stock units outstanding	119,000
Common stock options outstanding	105,000
2007 Stock Incentive Program - available to grant	3,693,000
Exchangeable unsecured notes, due 2102	2,511,742
Convertible senior debentures, due 2040*	22,685,258
Convertible senior debentures, due 2041*	9,070,490
Convertible senior debentures, due 2042*	14,750,865
Conversion of Class B common stock	12,129,227
66,211,582
___________________
*At December 31, 2014, the convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 20,134,043, 8,014,230, and 12,912,435 shares, respectively, of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

Quarterly Cash Dividend Program

On February 3, 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 27, 2014, June 26, 2014, September 18, 2014, and December 16, 2014 to stockholders of record at the close of business on March 3, 2014, June 12, 2014, August 28, 2014, and November 26, 2014.  The amount and timing of any future dividends will be subject to approval by the Board of Directors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the consolidated statements of operations consists of the following:

	Years ended December 31,
	2014	2013	2012

Foreign exchange gain (loss)	$(1,115)	$(993)	$(3,654)
Interest income	4,939	4,566	7,626
Other	(1,335)	(1,720)	(532)
	$2,489	$1,853	$3,440

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2014	2013

Sales returns and allowances	$35,203	$34,465
Goods received, not yet invoiced	28,645	36,692
Other	73,728	75,513
	$137,576	$146,670

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2012	$(149,197)	$152,894	$81	$3,778
Other comprehensive income before reclassifications	(57,072)	14,567	1,834	$(40,671)
Tax effect	16,626	-	(642)	$15,984
Other comprehensive income before reclassifications, net of tax	(40,446)	14,567	1,192	$(24,687)
Amounts reclassified out of AOCI	16,059	-	-	$16,059
Tax effect	(5,372)	-	-	$(5,372)
Amounts reclassified out of AOCI, net of tax	10,687	-	-	$10,687
Net comprehensive income	$(29,759)	$14,567	$1,192	$(14,000)
Balance at December 31, 2012	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	52,545	23,537	913	$76,995
Tax effect	(16,334)	-	(299)	$(16,633)
Other comprehensive income before reclassifications, net of tax	36,211	23,537	614	$60,362
Amounts reclassified out of AOCI	19,112	-	(2,019)	$17,093
Tax effect	(6,285)	-	686	$(5,599)
Amounts reclassified out of AOCI, net of tax	12,827	-	(1,333)	$11,494
Net comprehensive income	$49,038	$23,537	$(719)	$71,856
Balance at December 31, 2013	$(129,918)	$190,998	$554	$61,634
Other comprehensive income (loss) before reclassifications	(60,602)	(106,295)	2,175	$(164,722)
Tax effect	18,117	-	(758)	$17,359
Other comprehensive income (loss) before reclassifications, net of tax	(42,485)	(106,295)	1,417	$(147,363)
Amounts reclassified out of AOCI	25,604	-	(78)	$25,526
Tax effect	(8,961)	-	24	$(8,937)
Amounts reclassified out of AOCI, net of tax	16,643	-	(54)	$16,589
Net comprehensive income (loss)	$(25,842)	$(106,295)	$1,363	$(130,774)
Balance at December 31, 2014	$(155,760)	$84,703	$1,917	$(69,140)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost. (See Note 11 for further information). The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $24, $1,966, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $54, $53, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively.  These reclassifications are recorded as a component of Other Income on our consolidated condensed statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on our consolidated condensed statements of operations.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2014	2013

Included in "Other assets":
U.S. pension plans	$12,964	$15,708
Non-U.S. pension plans	212	257
Total included in other assets	$13,176	$15,965
Included in "Payroll and related expenses":
U.S. pension plans	$(51)	$(51)
Non-U.S. pension plans	(6,624)	(7,644)
U.S. other postretirement plans	(666)	(638)
Non-U.S. other postretirement plans	(349)	-
Total included in payroll and related expenses	$(7,690)	$(8,333)
Accrued pension and other postretirement costs:
U.S. pension plans	$(40,744)	$(35,397)
Non-U.S. pension plans	(231,278)	(224,280)
U.S. other postretirement plans	(8,011)	(6,703)
Non-U.S. other postretirement plans	(6,934)	(7,504)
Other retirement obligations	(13,557)	(14,017)
Total accrued pension and other postretirement costs	$(300,524)	$(287,901)
Accumulated other comprehensive loss:
U.S. pension plans	$88,474	$84,384
Non-U.S. pension plans	88,076	61,652
U.S. other postretirement plans	(3,325)	(5,782)
Non-U.S. other postretirement plans	1,750	1,246
Total accumulated other comprehensive loss*	$174,975	$141,500

* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

Defined Benefit Pension Plans

U.S. Pension Plans

The Company maintains several defined benefit pension plans which covered most full-time U.S. employees. These include pension plans which are "qualified" under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code, and "non-qualified" pension plans which provide defined benefits primarily to U.S. employees whose benefits under the qualified pension plan would be limited by ERISA and the Internal Revenue Code.  Pension benefits earned are generally based on years of service and compensation during active employment.

The Society of Actuaries Retirement Plans Experience Committee issued new mortality tables and a new mortality improvement scale in 2014. The new mortality tables and mortality improvement scale are based on a recent study of mortality experience in the United States, and reflect improved retiree longevity. The use of the new mortality tables and mortality improvement scale increased the Company's projected benefit obligations by approximately $24,000 and will increase future net periodic pension cost.

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

These transactions were funded entirely with plan assets and resulted in the recognition of non-cash settlement charges aggregating $15,588, representing previously unrecognized actuarial items. These non-cash charges are presented on a separate line in the consolidated statements of operations.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan were $21,757 and $18,678 at December 31, 2014 and 2013, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer. Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to this non-qualified pension plan were $3,607 and $4,221 at December 31, 2014 and 2013, respectively.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$315,373	$280,526	$355,065	$282,448
Service cost	-	3,275	-	3,499
Interest cost	13,821	8,555	13,882	8,150
Acquisitions	-	465	-	-
Plan amendments	-	-	-	23
Actuarial (gains) losses	50,584	40,021	(34,703)	(5,134)
Benefits paid	(18,940)	(15,888)	(18,871)	(13,980)
Curtailments and settlements	(59,363)	(486)	-	-
Currency translation	-	(29,622)	-	5,520
Benefit obligation at end of year	$301,475	$286,846	$315,373	$280,526

Change in plan assets:
Fair value of plan assets at beginning of year	$295,633	$48,859	$265,866	46,580
Actual return on plan assets	38,688	1,858	31,018	2,482
Acquisitions	-	10	-	-
Company contributions	17,626	17,015	17,620	14,781
Benefits paid	(18,940)	(15,888)	(18,871)	(13,980)
Curtailments and settlements	(59,363)	(486)	-	-
Currency translation	-	(2,212)	-	(1,004)
Fair value of plan assets at end of year	$273,644	$49,156	$295,633	$48,859

Funded status at end of year	$(27,831)	$(237,690)	$(19,740)	$(231,667)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$12,964	$212	$15,708	$257
Accrued benefit liability - currrent	(51)	(6,624)	(51)	(7,644)
Accrued benefit liability - non-current	(40,744)	(231,278)	(35,397)	(224,280)
Accumulated other comprehensive loss	88,474	88,076	84,384	61,652
	$60,643	$(149,614)	$64,644	$(170,015)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$87,195	$88,076	$83,161	$61,652
Unamortized prior service cost	1,279	-	1,223	-
	$88,474	$88,076	$84,384	$61,652

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$301,475	$269,069	$315,373	$260,558

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$40,795	$272,977	$35,448	$251,569
Accumulated benefit obligation	40,795	261,996	35,448	238,419
Fair value of plan assets	-	37,634	-	21,356

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2014		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,275	$-	$3,499	$-	$3,247
Interest cost	13,821	8,555	13,882	8,150	15,699	9,374
Expected return on plan assets	(14,892)	(2,109)	(19,124)	(2,084)	(18,972)	(1,667)
Amortization of actuarial losses	7,166	2,700	14,566	3,407	12,960	1,681
Amortization of prior service cost (credit)	(56)	(5)	978	(12)	2,200	60
Curtailment and settlement losses	15,588	1,137	-	959	-	-
Net periodic pension cost	$21,627	$13,553	$10,302	$13,919	$11,887	$12,695

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2014, 2013, and 2012.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2014 is $13,700.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.00%	2.15%	5.00%	3.11%
Rate of compensation increase	0.00%	1.97%	0.00%	1.99%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.85%	3.11%	4.00%	3.04%
Rate of compensation increase	0.00%	1.99%	0.00%	1.48%
Expected return on plan assets	5.29%	3.85%	7.25%	4.44%

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

The qualified U.S. pension plan was remeasured during 2014 concurrent with the two partial settlement transactions.

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The Company's U.S. defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality.  The target allocation is adjusted based on the funded status of the plan and the duration of the obligation.  Based on market interest rate conditions and the current market value of the plan assets at December 31, 2014, the qualified defined benefit plan in the U.S. is fully-funded.  Accordingly, the target asset allocation strategy for this plan is approximately 10% of the assets invested in equity securities and 90% invested in fixed income securities. The Company is evaluating options to further reduce the risk associated with its pension obligations. The Company's non-U.S. defined benefit plan investments are based on local laws and customs. Most plans invest in cash and local government fixed income securities, although plans in certain countries have investments in equity securities.  The plans do not invest in securities of Vishay or its subsidiaries. Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions. See Note 18 for further information on the fair value of the plan assets by asset category.

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2015	$15,691	$14,140
2016	16,037	14,230
2017	16,420	16,247
2018	23,084	14,968
2019	18,683	16,036
2020-2024	91,834	80,418

The Company anticipates making contributions to U.S. defined benefit pension plans of between $15,000 and $20,000 in 2015.

The Company's anticipated 2015 contributions for non-U.S. defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,341	$7,504	$8,157	$6,964
Service cost	115	307	111	299
Interest cost	351	244	314	257
Plan amendments	-	-	-	-
Actuarial (gains) losses	1,492	752	(639)	398
Benefits paid	(622)	(565)	(602)	(740)
Currency translation	-	(959)	-	326
Benefit obligation at end of year	$8,677	$7,283	$7,341	$7,504

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(8,677)	$(7,283)	$(7,341)	$(7,504)

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(666)	$(349)	$(638)	$-
Accrued benefit liability - non-current	(8,011)	(6,934)	(6,703)	(7,504)
Accumulated other comprehensive income	(3,325)	1,750	(5,782)	1,246
	$(12,002)	$(5,533)	$(13,123)	$(6,258)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(668)	$1,750	$(2,301)	$1,246
Unamortized prior service (credit) cost	(2,657)	-	(3,481)	-
	$(3,325)	$1,750	$(5,782)	$1,246

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2014		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$115	$307	$111	$299	$106	$253
Interest cost	351	244	314	257	366	286
Amortization of actuarial (gains) losses	(140)	38	4	8	(76)	-
Amortization of prior service credit	(824)	-	(798)	-	(798)	-
Amortization of transition obligation	-	-	-	-	32	-
Net periodic benefit cost (benefit)	$(498)	$589	$(369)	$564	$(370)	$539

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are not material and approximate the amounts amortized in 2013.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.00%	2.25%	5.00%	3.44%
Rate of compensation increase	0.00%	2.87%	0.00%	3.19%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.00%	3.44%	4.00%	3.80%
Rate of compensation increase	0.00%	3.19%	0.00%	3.20%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2015	$666	$349
2016	706	235
2017	722	348
2018	712	356
2019	695	544
2020-2024	3,088	3,136

As the plans are unfunded, the Company's anticipated contributions for 2015 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2014 and 2013, the consolidated balance sheets include $13,557 and $14,017, respectively, within accrued pension and other postretirement costs related to these plans.

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $5,285, $5,276, and $4,230 for the years ended December 31, 2014, 2013, and 2012, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2014 and 2013 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2014, 2013, and 2012, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2014 and 2013 were approximately $14,906 and $14,093, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2014	2013	2012

Restricted stock units	$2,261	$510	$3,378
Stock options	-	18	73
Phantom stock units	131	108	93
Total	$2,392	$636	$3,544

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

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2014 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	10,118	0.9
Phantom stock units	-	0.0
Total	$10,118

Unrecognized compensation cost presented in the table above includes $6,485 of unrecognized compensation cost for performance-based RSUs that are not currently expected to vest and for which no compensation cost is currently being recognized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

2007 Stock Incentive Program

The Company's 2007 Stock Incentive Program (the "2007 Program"), as amended and restated, was approved by Vishay's stockholders at Vishay's Annual Meeting of Stockholders on May 20, 2014. The 2007 Program permits the grant of up to 6,500,000 shares of restricted stock, unrestricted stock, RSUs, stock options, and phantom stock units, to officers, employees, and non-employee directors of the Company. Such instruments are available for grant until May 20, 2024.

At December 31, 2014, the Company has reserved 3,693,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity for the years ended December 31, 2014, 2013, and 2012 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,059	$13.40	1,316	$12.53	891	$12.58
Granted	336	13.48	374	12.76	437	12.31
Vested*	(146)	15.87	(598)	10.92	(12)	8.29
Cancelled or forfeited	(102)	17.45	(33)	16.54	-	-
End of year	1,147	$12.75	1,059	$13.40	1,316	$12.53

Expected to vest	649		570		1,040

* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The number of performance-based RSUs scheduled to vest on January 1, 2015 is fixed based on the full achievement of the defined target performance criteria. The number of performance-based RSUs scheduled to vest on January 1, 2016 and January 1, 2017 increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015**	-	276	276
January 1, 2016	-	222	222
January 1, 2017	192	-	192

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2015 were not achieved.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

Phantom Stock Units

The 2007 Program authorizes the grant of phantom stock units to the extent provided for in the Company's employment agreements with certain executives. Each phantom stock unit entitles the recipient to receive a share of common stock at the individual's termination of employment or any other future date specified in the applicable employment agreement. Phantom stock units participate in dividend distribution on the same basis as the Company's common stock and Class B common stock. Dividend equivalents are issued in the form of additional units of phantom stock. The phantom stock units are fully vested at all times.

The following table summarizes the Company's phantom stock units activity for the years ended December 31, 2014, 2013, and 2012 (number of phantom stock units in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	107		97		87
Granted	10	$13.12	10	$10.75	10	$9.33
Dividend equivalents issued	2		-		-
Redeemed for common stock	-		-		-
End of year	119		107		97

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2014, 95,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

The following table summarizes the Company's stock option activity (number of options in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding:
Beginning of year	109	$15.24	109	$15.24	384	$15.40
Granted	-	-	-	-	-	-
Exercised	(4)	11.62	-	-	(22)	7.89
Cancelled or forfeited	-	-	-	-	(253)	16.12
End of year	105	$15.38	109	$15.24	109	$15.24

Vested and expected to vest	105		109		109

Exercisable:
End of year	105		109		79

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2014 (number of options in thousands, contractual life in years):

Options Outstanding & Exercisable
Exercise Price	Number of Options	Remaining Contractual Life

$12.90	28	2.16
16.29	77	2.39
$15.38	105	2.33

The weighted-average remaining contractual life of all exercisable options is 2.33 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2014, 2013, or 2012.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2014 of $14.15 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014 is $35.  This amount changes based on changes in the market value of the Company's common stock.  During the years ended December 31, 2014 and 2012, 4,337 options and 22,095 options, respectively, were exercised.  No options were exercised during the year ended December 31, 2013.  The total intrinsic value of options exercised during the years ended December 31, 2014 and 2012 was $18 and $110, respectively.

The following table summarizes information concerning unvested stock options (number of options in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Grant-date Fair Value	Number of Options	Weighted Average Grant-date Fair Value	Number of Options	Weighted Average Grant-date Fair Value

Unvested:
Beginning of year	-	$-	30	$10.14	61	$9.96
Granted	-	-	-	-	-	-
Vested	-	-	(30)	10.14	(31)	9.79
End of year	-	$-	-	$-	30	$10.14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $28,088, $29,327, and $29,667 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2015	$25,921
2016	17,931
2017	13,025
2018	2,477
2019	1,708
Thereafter	1,574

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

The Company has accrued environmental liabilities of $11,975 as of December 31, 2014 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $7,972 at December 31, 2014 for other environmental matters. The liabilities recorded for these matters total $19,947, of which $10,613 is included in other accrued liabilities on the consolidated balance sheet, and $9,334 is included in other noncurrent liabilities on the consolidated balance sheet.

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

Since 2004, Siliconix has maintained a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers. The Company typically has minimum purchase commitments of $30,000 to $40,000 per year pursuant to its long-term foundry agreements.  At December 31, 2014, the extent of those commitments is under discussion with Tower Semiconductor, following the transfer of certain manufacturing processes among Tower Semiconductor's facilities.

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

Pursuant to the 2009 Agreement, Dr. Zandman's right to the royalty payments was terminated. Dr. Zandman received a payment of $10,000 as of the effective date of the amended and restated agreement, and he or his estate was entitled to receive annual payments of $10,000 each through 2014.  Dr. Zandman's passing in June 2011 had no effect on the timing of these payments.  The Company recognized the compensation expense equal to the present value of these payments in 2009.  The Company recognized no tax benefit associated with the executive employment agreement charge.  The last annual payment was made in 2014.

The Company recognized executive compensation charges for the year ended December 31, 2011 for other elements of compensation that accelerated upon the passing of Dr. Zandman and for elements of compensation payable to the Company's former Chief Financial Officer, in connection with his resignation.

The Company recognized a credit of $1,778 reported as the executive compensation credit in the accompanying consolidated statement of operations for the year ended December 31, 2013 for the reversal of stock-based compensation expense previously recorded for the performance-based RSUs scheduled to vest to Dr. Zandman's estate and the Company's former Chief Financial Officer on January 1, 2014 at the time it was determined that achievement of the performance-based vesting criteria was no longer probable.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2014, one customer comprised 14.7% of the Company's accounts receivable balance.  This customer comprised 13.9% of the Company's accounts receivable balance as of December 31, 2013.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2014 or December 31, 2013. The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly. The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2014, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

Deutsche Bank	12.6%
Bank Hapoalim*	12.4%
HSBC*	12.3%
Bank Leumi*	10.3%
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

Geographic Concentration

The Company has operations outside the United States, and approximately 76% of revenues earned during 2014 were derived from sales to customers outside the United States. Additionally, as of December 31, 2014, $1,100,025 of the Company's cash and cash equivalents and short-term investments were held in countries outside of the United States. Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed. As of December 31, 2014 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	41.0%
Israel	26.6%
The Republic of China (Taiwan)	9.7%
People's Republic of China	8.6%
Singapore	7.3%
Canada	1.8%
United States	1.1%
Other Asia	1.6%
Other Europe	1.4%
Other	0.9%

Vishay has been in operation in Israel for 44 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company evaluates business segment performance on operating income, exclusive of certain items ("segment operating income"). Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income. The Company's calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, executive compensation charges (credits), material gains or losses on sales of property, and other items. Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company. These items represent reconciling items between segment operating income and consolidated operating income. Business segment assets are the owned or allocated assets used by each business.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2014:
Product sales	$470,377	$579,288	$258,248	$755,251	$425,593	$-	$2,488,757
Royalty revenues	160	-	-	4,365	-	-	$4,525
Total revenue	$470,537	$579,288	$258,248	$759,616	$425,593	$-	$2,493,282

Gross Margin	$59,614	$132,021	$91,165	$241,090	$87,402	$-	$611,292

Depreciation expense	$53,939	$39,592	$13,266	$32,380	$20,524	$1,103	$160,804
Interest expense (income)	-	21	41	119	18	24,258	$24,457
Capital expenditures	33,672	41,713	23,008	42,950	12,694	2,937	$156,974

Total Assets as of December 31, 2014:	$499,550	$732,502	$422,257	$812,664	$605,281	$226,519	$3,298,773

Year ended December 31, 2013:
Product sales	$449,299	$547,264	$228,194	$700,115	$439,745	$-	$2,364,617
Royalty revenues	178	-	51	6,133	-	-	$6,362
Total revenue	$449,477	$547,264	$228,245	$706,248	$439,745	$-	$2,370,979

Gross Margin	$59,387	$121,231	$76,732	$221,851	$88,059	$-	$567,260

Depreciation expense	$50,606	$37,305	$12,484	$31,998	$21,596	$1,075	$155,064
Interest expense (income)	-	54	122	79	28	22,847	$23,130
Capital expenditures	41,869	44,431	18,310	32,515	13,052	2,900	$153,077

Total Assets as of December 31, 2013:	$543,037	$788,121	$213,128	$843,685	$636,637	$212,531	$3,237,139

Year ended December 31, 2012:
Product sales	$433,436	$496,744	$209,141	$635,488	$448,157	$-	$2,222,966
Royalty revenues	246	-	53	6,832	-	-	$7,131
Total revenue	$433,682	$496,744	$209,194	$642,320	$448,157	$-	$2,230,097

Gross Margin	$56,694	$99,116	$67,943	$204,137	$98,783	$-	$526,673

Depreciation expense	$49,124	$36,335	$11,917	$31,921	$23,354	$1,150	$153,801
Interest expense (income)	-	64	140	543	52	21,805	$22,604
Capital expenditures	49,201	30,025	16,759	35,878	15,531	2,897	$150,291

Total Assets as of December 31, 2012:	$625,597	$670,811	$199,385	$760,257	$587,586	$172,641	$3,016,277

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)
	Years ended December 31,
	2014	2013	2012

Operating margin reconciliation:
MOSFETs	$21,095	$19,140	$17,198
Diodes	106,068	96,581	75,733
Optoelectronic Components	73,463	62,259	54,632
Resistors & Inductors	203,343	186,583	172,129
Capacitors	62,460	64,494	76,858
Restructuring and Severance Costs	(20,897)	(2,814)	-
U.S. Pension Settlement Charges	(15,588)	-	-
Gain on Sale of Property	-	-	12,153
Executive Compensation Credit (Charges)	-	1,778	-
Unallocated Selling, General, and Administrative Expenses	(240,833)	(230,339)	(219,502)
Consolidated Operating Income (Loss)	$189,111	$197,682	$189,201

See Note 4 for restructuring and severance costs segment information.

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2014	2013	2012

United States	$590,145	$591,082	$568,849
Germany	821,005	800,733	775,204
Other Europe	107,598	89,348	61,236
Israel	13,871	13,319	14,708
Asia	960,663	876,497	810,100
	$2,493,282	$2,370,979	$2,230,097

The following table summarizes property and equipment based on physical location:

	December 31,
	2014	2013

United States	$116,807	$123,812
Germany	124,850	130,854
Czech Republic	38,914	47,002
Other Europe	94,377	107,381
Israel	121,691	138,741
People's Republic of China	176,671	172,274
Republic of China (Taiwan)	127,354	120,368
Other Asia	95,263	84,388
Other	2,168	1,799
	$898,095	$926,619

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 12), convertible debt instruments (see Note 6), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2014	2013	2012

Numerator:
Numerator for basic earnings per share:
Net earnings	$117,629	$122,980	$122,738

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	59	140	293

Numerator for diluted earnings per share:
Net earnings	$117,688	$123,120	$123,031

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,448	144,856	149,020
Outstanding phantom stock units	119	107	97
Adjusted weighted average shares	147,567	144,963	149,117

Effect of dilutive securities:
Convertible and exchangeable debt instruments	5,890	6,130	6,176
Restricted stock units	252	320	549
Other	7	4	2
Dilutive potential common shares	6,149	6,454	6,727

Denominator for diluted earnings per share:
Adjusted weighted average shares	153,716	151,417	155,844

Basic earnings per share attributable to Vishay stockholders	$0.80	$0.85	$0.82

Diluted earnings per share attributable to Vishay stockholders	$0.77	$0.81	$0.79

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2014	2013	2012

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	19,809	19,809
Convertible Senior Debentures, due 2041	7,944	7,885	7,885
Convertible Senior Debentures, due 2042	-	-	7,434
Weighted average employee stock options	77	91	177
Weighted average warrants	-	-	8,390
Weighted average other	135	385	282

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  The convertible debentures due 2042 were convertible subsequent to the September 27, 2014 evaluation of the conversion criteria until subsequent to the December 31, 2014 evaluation of the conversion criteria.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt. Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.66, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.72, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.62, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2014	2013	2012

Accounts receivable	$(731)	$(16,870)	$33,004
Inventories	(23,753)	(31,246)	(186)
Prepaid expenses and other current assets	(5,031)	19,160	2,977
Accounts payable	9,339	11,087	(9,408)
Other current liabilities	(18,064)	7,860	(31,539)
Net change in operating assets and liabilities	$(38,240)	$(10,009)	$(5,152)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2014
Assets:
Assets held in rabbi trusts	$40,270	$26,853	$13,417	$-
Available for sale securities	$15,432	4,439	10,993	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$26,601	26,601	-	-
Fixed income securities	$244,037	242,749	1,288	-
Cash	$3,006	3,006	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,268	9,268	-	-
Fixed income securities	$18,269	18,269	-	-
Cash	$21,619	21,619	-	-
	$378,502	$352,804	$25,698	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(526)	-	-	(526)
Embedded derivative - convertible debentures due 2041	$(341)	-	-	(341)
Embedded derivative - convertible debentures due 2042	$(238)	-	-	(238)
	$(1,105)	$-	$-	$(1,105)

December 31, 2013
Assets:
Assets held in rabbi trusts	$36,992	$24,064	$12,928	$-
Available for sale securities	$7,356	7,356	-	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$51,666	51,666	-	-
Fixed income securities	$241,827	194,777	47,050	-
Real Estate Investment Trust securities	1,969	1,969	-	-
Cash	$171	171	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,911	9,911	-	-
Fixed income securities	$16,117	16,117	-	-
Cash	$22,831	22,831	-	-
	$388,840	$328,862	$59,978	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(491)	-	-	(491)
Embedded derivative - convertible debentures due 2041	$(349)	-	-	(349)
Embedded derivative - convertible debentures due 2042	$(197)	-	-	(197)
	$(1,037)	$-	$-	$(1,037)

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

Real estate investments held by the U.S. defined benefit retirement plans consisted of real estate investment trust securities that were valued at quoted market prices on the last business day of the year. There were no real estate investment trust securities held by the U.S. defined benefit retirement plans at December 31, 2014.  The fair value measurement of the real estate investments is considered a Level 1 measurement within the fair value hierarchy.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

Beginning in the third fiscal quarter of 2014, the Company entered into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $48,000 as of December 31, 2014. The intercompany loan was used to finance a portion of the purchase price for Capella. The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loan is repaid. The forward contract was renewed on the last day of the year. We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated statements of operations as a component of other income (expense). The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy. Due to the timing of the renewal of the forward contract, the value of the forward contract was immaterial as of December 31, 2104. The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liability, at December 31, 2014 and 2013 is approximately $853,500 and $750,700, respectively, compared to its carrying value, excluding the derivative liability, of $453,817 and $363,874, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2014 and 2013, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments acquired in the Capella acquisition are accounted for as available for sale instruments, at fair value.  The Company's remaining short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification. All decreases in the account balance are due to returns of principal at the securities' maturity dates. Interest on the securities is recognized as interest income when earned.

At December 31, 2014 and 2013, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated balance sheets.

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

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies. Vishay Intertechnology has no ownership interest in VPG. However, Ruta Zandman controls a large portion of the voting power of both Vishay and VPG. Marc Zandman, Vishay's Executive Chairman of the Board and an executive officer of Vishay, serves as the Chairman of VPG. Ziv Shoshani, CEO of VPG, serves as a director of Vishay. Additionally, Timothy V. Talbert, a member of Vishay's Board of Directors is also a member of the Board of Directors of VPG.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Summary of Quarterly Financial Information (Unaudited)

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$602,378	$641,929	$638,211	$610,764	$554,254	$597,665	$602,890	$616,170
Gross profit	145,283	164,093	158,392	143,524	136,761	142,857	143,220	144,449
Operating income	42,572	57,923	45,459	43,157	45,605	51,890	53,153	47,034
Net earnings	25,964	35,832	26,977	29,070	29,141	31,485	32,869	30,274
Net earnings attributable to noncontrolling interests	154	190	6	(136)	210	176	150	253
Net earnings attributable to Vishay stockholders	25,810	35,642	26,971	29,206	28,931	31,309	32,719	30,021

Per Share data:
Basic earnings per share attributable to Vishay stockholders (a)	$0.17	$0.24	$0.18	$0.20	$0.20	$0.22	$0.23	$0.20

Diluted earnings per share attributable to Vishay stockholders (a)	$0.17	$0.23	$0.17	$0.19	$0.19	$0.21	$0.22	$0.20

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$6,404	$9,014	$3,508	$1,971	$-	$-	$-	$(2,814)
U.S. pension settlement charges	$-	$-	$15,588	$-	$-	$-	$-	$-
Executive compensation credit	$-	$-	$-	$-	$-	$1,778	$-	$-

Discrete tax expense (benefit)	$-	$-	$-	$(1,228)	$(1,330)	$-	$(2,867)	$-

Quarter end date (b)	March 29	June 28	September 27	December 31	March 30	June 29	September 28	December 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.