Form 10-Q
period 2015-04-04
VISHAY INTERTECHNOLOGY INC
filed 2015-05-05
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 4, 2015

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
☐ Yes  ☒ No

As of May 1, 2015, the registrant had 135,440,811 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 4, 2015

PART I  - FINANCIAL INFORMATION

Item 1.           Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 4, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$517,002	$592,172
Short-term investments	539,046	514,776
Accounts receivable, net	288,273	271,554
Inventories:
Finished goods	115,547	113,361
Work in process	186,758	185,769
Raw materials	124,799	125,464
Total inventories	427,104	424,594

Deferred income taxes	20,415	17,815
Prepaid expenses and other current assets	103,149	105,539
Total current assets	1,894,989	1,926,450

Property and equipment, at cost:
Land	89,594	91,844
Buildings and improvements	547,523	560,926
Machinery and equipment	2,330,646	2,368,046
Construction in progress	65,321	82,684
Allowance for depreciation	(2,180,926)	(2,205,405)
	852,158	898,095

Goodwill	143,617	144,359

Other intangible assets, net	177,979	186,613

Other assets	143,023	143,256
Total assets	$3,211,766	$3,298,773

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 4, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$12	$18
Trade accounts payable	156,114	174,451
Payroll and related expenses	115,346	120,023
Other accrued expenses	139,821	137,576
Income taxes	29,927	24,671
Total current liabilities	441,220	456,739

Long-term debt less current portion	470,905	454,922
Deferred income taxes	177,903	178,900
Other liabilities	66,086	76,811
Accrued pension and other postretirement costs	276,626	300,524
Total liabilities	1,432,740	1,467,896

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,544	13,532
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,055,679	2,055,246
(Accumulated deficit) retained earnings	(153,648)	(175,485)
Accumulated other comprehensive income (loss)	(143,499)	(69,140)
Total Vishay stockholders' equity	1,773,289	1,825,366
Noncontrolling interests	5,737	5,511
Total equity	1,779,026	1,830,877
Total liabilities and equity	$3,211,766	$3,298,773

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 4, 2015	March 29, 2014

Net revenues	$593,436	$602,378
Costs of products sold	448,398	457,095
Gross profit	145,038	145,283

Selling, general, and administrative expenses	96,070	96,307
Restructuring and severance costs	1,410	6,404
Operating income	47,558	42,572

Other income (expense):
Interest expense	(6,361)	(5,980)
Other	3,460	1,312
	(2,901)	(4,668)

Income before taxes	44,657	37,904

Income tax expense	13,732	11,940

Net earnings	30,925	25,964

Less: net earnings attributable to noncontrolling interests	226	154

Net earnings attributable to Vishay stockholders	$30,699	$25,810

Basic earnings per share attributable to Vishay stockholders	$0.21	$0.17

Diluted earnings per share attributable to Vishay stockholders	$0.20	$0.17

Weighted average shares outstanding - basic	147,698	147,557

Weighted average shares outstanding - diluted	152,666	152,556

Cash dividends per share	$0.06	$0.06

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 4, 2015	March 29, 2014

Net earnings	$30,925	$25,964

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(76,318)	(960)

Pension and other post-retirement actuarial items	2,113	1,503

Unrealized gain (loss) on available-for-sale securities	(154)	528

Other comprehensive income (loss)	(74,359)	1,071

Comprehensive income (loss)	(43,434)	27,035

Less: comprehensive income attributable to noncontrolling interests	226	154

Comprehensive income (loss) attributable to Vishay stockholders	$(43,660)	$26,881

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Operating activities
Net earnings	$30,925	$25,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,410	43,355
(Gain) loss on disposal of property and equipment	(83)	(60)
Accretion of interest on convertible debentures	1,036	958
Inventory write-offs for obsolescence	4,854	4,516
Other	(7,080)	1,804
Net change in operating assets and liabilities, net of effects of businesses acquired	(61,564)	(46,583)
Net cash provided by operating activities	13,498	29,954

Investing activities
Capital expenditures	(19,782)	(19,347)
Proceeds from sale of property and equipment	719	1,197
Purchase of short-term investments	(78,905)	(28,423)
Maturity of short-term investments	17,414	50,400
Sale of short-term investments	503	-
Sale of other investments	400	-
Other investing activities	977	459
Net cash provided by (used in) investing activities	(78,674)	4,286

Financing activities
Principal payments on long-term debt and capital leases	-	(7)
Net proceeds on revolving credit lines	15,000	(4,000)
Net changes in short-term borrowings	(6)	20
Dividends paid to common stockholders	(8,126)	(8,119)
Dividends paid to Class B common stockholders	(728)	(728)
Excess tax benefit from RSUs vested	21	-
Distributions to noncontrolling interests	-	(300)
Net cash provided by (used in) financing activities	6,161	(13,134)
Effect of exchange rate changes on cash and cash equivalents	(16,155)	3

Net increase (decrease) in cash and cash equivalents	(75,170)	21,109

Cash and cash equivalents at beginning of period	592,172	640,348
Cash and cash equivalents at end of period	$517,002	$661,457

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings	-	-	-	30,699	-	30,699	226	30,925
Other comprehensive loss	-	-	-	-	(74,359)	(74,359)	-	(74,359)
Restricted stock issuances (116,498 shares)	12	-	(651)	-	-	(639)	-	(639)
Dividends declared ($ 0.06 per share)	-	-	8	(8,862)	-	(8,854)	-	(8,854)
Stock compensation expense	-	-	1,055	-	-	1,055	-	1,055
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at April 4, 2015	$13,544	$1,213	$2,055,679	$(153,648)	$(143,499)	$1,773,289	$5,737	$1,779,026

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the fiscal quarter ended April 4, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2015 end on April 4, 2015, July 4, 2015, October 3, 2015, and December 31, 2015, respectively.  The four fiscal quarters in 2014 ended on March 29, 2014, June 28, 2014, September 27, 2014, and December 31, 2014, respectively.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning after January 1, 2017, although a deferral has been recommended by the FASB Staff.  Vishay is currently evaluating the effect of the ASU on its revenue contracts and its adoption alternatives.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU is the result of the FASB's simplification initiative intended to improve U.S. GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The ASU is effective for the Company for interim and annual periods beginning after January 1, 2016.  The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets.  The ASU will have no effect on the Company's results of operations or liquidity.

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

The Company also incurred significant costs to restructure and integrate acquired businesses, which were included in the cost of the acquisitions under then-applicable GAAP.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
MOSFETs Enhanced Competitiveness Program	$1,353	$1,727
Voluntary Separation / Retirement Program	57	4,677
Modules Production Transfer Program	-	-
Total	$1,410	$6,404

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	1,353
Cash paid	(388)
Balance at April 4, 2015	$8,195

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	57
Cash paid	(1,216)
Foreign currency translation	(286)
Balance at April 4, 2015	$3,229

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment. Certain participants are being paid in installments.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

Modules Production Transfer

In an effort to reduce costs and streamline production of its module products within its Diodes segment, the Company committed to two smaller cost reduction programs related to the transferring of production of certain of its products.

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(525)
Foreign currency translation	(128)
Balance at April 4, 2015	$842

Severance benefits are generally paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 4, 2015 and March 29, 2014 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the three fiscal months ended April 4, 2015, the liabilities for unrecognized tax benefits decreased by $754 on a net basis, principally due to currency effects.

During 2014, the Company borrowed $53,000 on its revolving credit facility to achieve future flexibility given the legal entity and the financial structure utilized for the Capella Microsystems Inc. ("Capella") acquisition.  Subsequent to the acquisition of the noncontrolling interests in Capella on December 31, 2014, the Company expects to repatriate cash from the 2014 earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc. The tax provision for the year ended December 31, 2014 included all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable related to that anticipated repatriation transaction.  The repatriation is anticipated in the second fiscal quarter of 2015, pending completion of statutory audits of certain subsidiaries required to distribute earnings.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	April 4, 2015	December 31, 2014

Credit facility	$215,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	104,297	103,841
Convertible senior debentures, due 2041	53,523	53,249
Convertible senior debentures, due 2042	59,443	59,190
	470,905	454,922
Less current portion	-	-
	$470,905	$454,922

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the March 25, 2015 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective March 10, 2015 (per $1 principal amount)	73.5289	53.6575	86.4524
Effective conversion price effective March 10, 2015 (per share)	$13.60	$18.64	$11.57
130% of the conversion price (per share)	$17.68	$24.23	$15.04
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at April 4, 2015 and December 31, 2014, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
April 4, 2015
Due 2040	$275,000	(171,170)	467	$104,297	$110,094
Due 2041	$150,000	(96,831)	354	$53,523	$62,246
Due 2042	$150,000	(90,788)	231	$59,443	$57,874
Total	$575,000	$(358,789)	$1,052	$217,263	$230,214

December 31, 2014
Due 2040	$275,000	(171,685)	526	$103,841	$110,094
Due 2041	$150,000	(97,092)	341	$53,249	$62,246
Due 2042	$150,000	(91,048)	238	$59,190	$57,874
Total	$575,000	$(359,825)	$1,105	$216,280	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
April 4, 2015
Due 2040	$1,547	515	22	(59)	$2,025
Due 2041	$844	261	12	13	$1,130
Due 2042	$844	260	13	(7)	$1,110
Total	$3,235	$1,036	$47	$(53)	$4,265

March 29, 2014
Due 2040	$1,547	476	22	45	$2,090
Due 2041	$844	241	11	14	$1,110
Due 2042	$844	241	13	20	$1,118
Total	$3,235	$958	$46	$79	$4,318

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2015	$(155,760)	$84,703	$1,917	$(69,140)
Other comprehensive income (loss) before reclassifications	-	(76,318)	443	$(75,875)
Tax effect	-	-	(155)	$(155)
Other comprehensive income (loss) before reclassifications, net of tax	-	(76,318)	288	$(76,030)
Amounts reclassified out of AOCI	3,169	-	(680)	$2,489
Tax effect	(1,056)	-	238	$(818)
Amounts reclassified out of AOCI, net of tax	2,113	-	(442)	$1,671
Net other comprehensive income (loss)	$2,113	$(76,318)	$(154)	$(74,359)
Balance at April 4, 2015	$(153,647)	$8,385	$1,763	$(143,499)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 6 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $680 for the fiscal quarter ended April 4, 2015. These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2015 and 2014 for the Company's defined benefit pension plans:

	Fiscal quarter ended April 4, 2015		Fiscal quarter ended March 29, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$829	$-	$824
Interest cost	2,943	1,432	3,834	2,181
Expected return on plan assets	(3,385)	(454)	(4,058)	(525)
Amortization of prior service cost (credit)	16	-	(23)	1
Amortization of losses	2,022	1,299	1,810	687
Net periodic benefit cost	$1,596	$3,106	$1,563	$3,168

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2015 and 2014 for the Company's other postretirement benefit plans:

	Fiscal quarter ended April 4, 2015		Fiscal quarter ended March 29, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$30	$69	$29	$79
Interest cost	83	37	88	63
Amortization of prior service (credit)	(209)	-	(206)	-
Amortization of losses (gains)	22	19	(35)	10
Net periodic benefit cost	$(74)	$125	$(124)	$152

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014

Restricted stock units	$914	$810
Phantom stock units	141	131
Stock options	-	-
Total	$1,055	$941

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 4, 2015 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	10,404	1.7
Phantom stock units	-	0.0
Total	$10,404

Unrecognized compensation cost presented in the table above includes $2,935 of unrecognized compensation cost for performance-based RSUs that are not currently expected to vest and for which no compensation cost is currently being recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Program (the "2007 Program"), as amended and restated, permits the grant of up to 6,500,000 shares of restricted stock, unrestricted stock, RSUs, stock options, and phantom stock units, to officers, employees, and non-employee directors of the Company.  Such instruments are available for grant until May 20, 2024.

Restricted Stock Units

RSU activity under the 2007 Program as of April 4, 2015 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	1,147	$12.75
Granted	349	13.60
Vested*	(162)	11.34
Cancelled or forfeited	(276)	12.88
Outstanding at April 4, 2015	1,058	$13.21

Expected to vest at April 4, 2015	836

* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2016	-	222	222
January 1, 2017	192	-	192
January 1, 2018	202	-	202

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

Phantom stock unit activity under the phantom stock plan as of April 4, 2015 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of Units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	119
Granted	10	$14.09
Dividend equivalents issued	1
Redeemed for common stock	-
Outstanding at April 4, 2015	130

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.  These programs are more fully described in Note 12 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.  No additional options may be granted pursuant to these programs.

At December 31, 2014 and April 4, 2015, there were 105 options outstanding with a weighted average exercise price of $15.38.  At April 4, 2015, the weighted average remaining contractual life of all outstanding options was 2.08 years.

At April 4, 2015, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2015 of $13.87 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 4, 2015 was $27.  This amount changes based on changes in the market value of the Company's common stock.  During the three fiscal months ended April 4, 2015, no options were exercised.

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended April 4, 2015:
Product Sales	$106,759	$136,511	$68,625	$186,392	$94,036	$592,323
Royalty Revenues	11	-	-	1,102	-	$1,113
Total Revenue	$106,770	$136,511	$68,625	$187,494	$94,036	$593,436

Gross Margin	$13,758	$29,890	$22,183	$58,849	$20,358	$145,038

Fiscal quarter ended March 29, 2014:
Product Sales	$113,113	$136,929	$57,498	$187,989	$105,511	$601,040
Royalty Revenues	28	-	-	1,310	-	$1,338
Total Revenue	$113,141	$136,929	$57,498	$189,299	$105,511	$602,378

Gross Margin	$12,617	$29,765	$21,237	$60,120	$21,544	$145,283

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Operating margin reconciliation:
MOSFETs	$4,527	$2,487
Diodes	23,485	23,058
Optoelectronic Components	17,087	17,404
Resistors & Inductors	49,525	50,336
Capacitors	14,564	15,341
Restructuring and Severance Costs	(1,410)	(6,404)
Unallocated Selling, General, and Administrative Expenses	(60,220)	(59,650)
Consolidated Operating Income	$47,558	$42,572

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014

Numerator:
Numerator for basic earnings per share:
Net earnings	$30,699	$25,810

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	16	16

Numerator for diluted earnings per share:
Net earnings	$30,715	$25,826

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,569	147,440
Outstanding phantom stock units	129	117
Adjusted weighted average shares	147,698	147,557

Effect of dilutive securities:
Convertible and exchangeable debt instruments	4,778	4,782
Restricted stock units	184	210
Other	6	7
Dilutive potential common shares	4,968	4,999

Denominator for diluted earnings per share:
Adjusted weighted average shares	152,666	152,556

Basic earnings per share attributable to Vishay stockholders	$0.21	$0.17

Diluted earnings per share attributable to Vishay stockholders	$0.20	$0.17

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2041	8,024	7,897
Weighted average employee stock options	77	77
Weighted average other	620	710

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  None of the conversion criteria were met for the periods presented.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.60, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.64, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.57, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 4, 2015:
Assets:
Assets held in rabbi trusts	$40,411	$26,737	$13,674	$-
Available for sale securities	$5,680	4,003	1,677	-
	$46,091	$30,740	$15,351	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(467)	$-	$-	$(467)
Embedded derivative - convertible debentures due 2041	$(354)	-	-	(354)
Embedded derivative - convertible debentures due 2042	$(231)	-	-	(231)
	$(1,052)	$-	$-	$(1,052)

December 31, 2014:
Assets:
Assets held in rabbi trusts	$40,270	$26,853	$13,417	$-
Available for sale securities	$15,432	4,439	10,993	-
	$55,702	$31,292	$24,410	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(526)	$-	$-	$(526)
Embedded derivative - convertible debentures due 2041	$(341)	-	-	(341)
Embedded derivative - convertible debentures due 2042	$(238)	-	-	(238)
	$(1,105)	$-	$-	$(1,105)

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

In the third fiscal quarter of 2014, the Company entered into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $14,000 as of April 4, 2015.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the first fiscal quarter.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  Due to the timing of the renewal of the forward contract, the value of the forward contract was immaterial as of April 4, 2015.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities, at April 4, 2015 and December 31, 2014 is approximately $860,400 and $853,500, respectively, compared to its carrying value, excluding the derivative liabilities, of $469,853, and $453,817, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At April 4, 2015 and December 31, 2014, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments acquired in the 2014 Capella acquisition are accounted for as available for sale instruments, at fair value.  The Company's remaining short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 4, 2015 and December 31, 2014, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff and plan to further increase it; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In 2014, our Board of Directors instituted a quarterly dividend payment program.  We also have opportunistically repurchased our stock.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At April 4, 2015, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $190.0 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In response to the economic environment, we began implementing a targeted cost reduction program in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan.  Complete implementation of the targeted cost reduction programs is expected to occur before the end of the first fiscal quarter of 2016.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2015.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues were negatively impacted by foreign currency exchange rates in the first fiscal quarter of 2015.  Excluding the foreign currency exchange rate impact, revenues in the first fiscal quarter of 2015 increased slightly versus the prior fiscal quarter and the first fiscal quarter of 2014.  Operating results met our expectations at this relatively low revenue level. An increase in orders resulted in an increase in key financial metrics compared to the prior fiscal quarter and the first fiscal quarter of 2014.

Net revenues for the fiscal quarter ended April 4, 2015 were $593.4 million, compared to $602.4 million for the fiscal quarter ended March 29, 2014.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 4, 2015 were $30.7 million, or $0.20 per diluted share, compared to $25.8 million, or $0.17 per diluted share for the fiscal quarter ended March 29, 2014.

Net earnings attributable to Vishay stockholders for the fiscal quarters ended April 4, 2015 and March 29, 2014 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014

GAAP net earnings attributable to Vishay stockholders	$30,699	$25,810

Reconciling items affecting operating margin:
Restructuring and severance costs	$1,410	$6,404

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(508)	$(2,097)

Adjusted net earnings	$31,601	$30,117

Adjusted weighted average diluted shares outstanding	152,666	152,556

Adjusted earnings per diluted share *	$0.21	$0.20

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarters ended April 4, 2015 and March 29, 2014 represent the effects of an improving business environment, increasing order activity, our cost reduction programs, and our organic growth initiatives.  Our revenue results for the fiscal quarter ended ended April 4, 2015 were negatively affected by foreign currency effects, especially from the euro.  Despite the negative foreign currency effect on revenues, we were able to maintain our profitability.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Despite revenues below our expected run-rate, our pre-tax results were as we would expect based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2014 through the first fiscal quarter of 2015 (dollars in thousands):

	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015

Net revenues	$602,378	$641,929	$638,211	$610,764	$593,436

Gross profit margin	24.1%	25.6%	24.8%	23.5%	24.4%

Operating margin (1)	7.1%	9.0%	7.1%	7.1%	8.0%

End-of-period backlog (2)	$664,200	$663,800	$598,000	$554,700	$559,600

Book-to-bill ratio	1.09	1.00	0.91	0.95	1.05

Inventory turnover	4.12	4.19	4.18	4.21	4.20

Change in ASP vs. prior quarter	-1.0%	-0.6%	-0.9%	-0.9%	-0.9%

(1)  Operating margin for the first, second, third, and fourth fiscal quarters of 2014 and the first fiscal quarter of 2015 includes $6.4 million, $9.0 million, $3.5 million, $2.0 million, and $1.4 million, respectively, of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2014 includes $15.6 million of U.S. pension settlement charges.
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

Revenues were within our expected range, but decreased slightly versus the prior fiscal quarters.  Foreign currency exchange rates negatively impacted revenues.  Excluding the foreign currency exchange rate impact, revenues increased slightly versus the prior fiscal quarter and the first fiscal quarter of 2014.  We experienced a broad increase in order level in the first fiscal quarter of 2015.  Average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins increased versus the prior fiscal quarter and first fiscal quarter of 2014.  The increases are primarily due to volume increases and fixed cost savings.  Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio in the first fiscal quarter of 2015 increased to 1.05 from 0.95 in the fourth fiscal quarter of 2014.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.04 and 1.06, respectively, versus ratios of 0.93 and 0.96, respectively, during the fourth fiscal quarter of 2014.

For the second fiscal quarter of 2015, we anticipate revenues between $600 million and $640 million (assuming a 1.10 U.S. dollar to euro exchange rate) and gross margins between 24% and 26%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2014 through the first fiscal quarter of 2015 (dollars in thousands):

	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015
MOSFETs
Net revenues	$113,141	$124,042	$121,659	$111,695	$106,770

Book-to-bill ratio	1.13	1.05	0.83	0.95	0.99

Gross profit margin	11.2%	15.2%	14.3%	9.6%	12.9%

Segment operating margin	2.2%	7.7%	6.4%	1.2%	4.2%

Diodes
Net revenues	$136,929	$149,571	$151,444	$141,344	$136,511

Book-to-bill ratio	1.09	1.07	0.89	0.83	1.01

Gross profit margin	21.7%	23.2%	23.9%	22.2%	21.9%

Segment operating margin	16.8%	18.8%	19.6%	17.8%	17.2%

Optoelectronic Components
Net revenues	$57,498	$63,258	$67,549	$69,943	$68,625

Book-to-bill ratio	1.16	1.04	0.96	0.99	1.09

Gross profit margin	36.9%	36.0%	36.4%	32.2%	32.3%

Segment operating margin	30.3%	29.9%	30.5%	23.7%	24.9%

Resistors & Inductors
Net revenues	$189,299	$193,314	$190,454	$186,549	$187,494

Book-to-bill ratio	1.04	0.98	0.98	1.02	1.05

Gross profit margin	31.8%	31.8%	31.3%	32.2%	31.4%

Segment operating margin	26.6%	26.9%	26.4%	27.3%	26.4%

Capacitors
Net revenues	$105,511	$111,744	$107,105	$101,233	$94,036

Book-to-bill ratio	1.09	0.88	0.90	0.94	1.15

Gross profit margin	20.4%	23.6%	19.3%	18.9%	21.6%

Segment operating margin	14.5%	18.0%	13.5%	12.7%	15.5%

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $1.4 million of restructuring and severance expenses in the first fiscal quarter of 2015 for expenses that were recognizable under GAAP during the period and $25.1 million of restructuring and severance expenses since the cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was significantly stronger during the first fiscal quarter of 2015 compared to the prior fiscal quarter and prior year period, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the first fiscal quarter of 2015 have been favorably impacted (compared to the prior fiscal quarter and prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Beginning in the third fiscal quarter of 2014, we entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $14 million as of April 4, 2015.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the first fiscal quarter.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of contract is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Cost of products sold	75.6%	75.9%
Gross profit	24.4%	24.1%
Selling, general & administrative expenses	16.2%	16.0%
Operating income	8.0%	7.1%
Income before taxes and noncontrolling interest	7.5%	6.3%
Net earnings attributable to Vishay stockholders	5.2%	4.3%
________
Effective tax rate	30.7%	31.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$593,436	$602,378
Change versus comparable prior year period	$(8,942)
Percentage change versus comparable prior year period	-1.5%

Changes in net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	5.6%
Decrease in average selling prices	-2.1%
Foreign currency effects	-6.2%
Acquisitions	1.9%
Other	-0.7%
Net change	-1.5%

Revenues continue to be below our expected run-rate.  Our revenue results for the fiscal quarter ended ended April 4, 2015 were negatively affected by foreign currency effects.  We experienced a broad increase in demand for our products in the first fiscal quarter of 2015 and overall higher demand compared to the first fiscal quarter of 2014.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $20.0 million and $20.2 million for the three fiscal months ended April 4, 2015 and March 29, 2014, respectively, or 3.3% and 3.2% of gross revenues, respectively.  Actual credits issued under the programs during the three fiscal months ended April 4, 2015 and March 29, 2014 were $25.3 million and $22.1 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $1.1 million and $1.3 million for the three fiscal months ended April 4, 2015 and March 29, 2014, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended April 4, 2015 were 24.4%, versus 24.1%, for the comparable prior year period.  The increase was due primarily to higher volume and our cost reduction efforts.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$106,770	$113,141
Change versus comparable prior year period	$(6,371)
Percentage change versus comparable prior year period	-5.6%

Changes in MOSFETs segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	1.1%
Decrease in average selling prices	-4.3%
Foreign currency effects	-2.4%
Other	0.0%
Net change	-5.6%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Gross profit margin	12.9%	11.2%

In the first fiscal quarter of 2015, the MOSFETs segment could not maintain the revenue level of the corresponding prior year period. The increase in volume was not large enough to offset the negative impacts from declining selling prices and the change in the euro foreign currency exchange rate.  We experienced a positive development in the business directly with end customers, especially in the Americas. However, that could not compensate for the decline in business with distributors in Asia.

The increase in the gross profit margin in the first fiscal quarter was primarily due to volume increases from restocking the low inventory level from the end of 2014.  This was in the opposite direction in the corresponding prior year period.  The negative foreign currency exchange rate impact on revenues was offset by the positive impact on corresponding costs. Other cost reductions offset general cost inflation.

The pricing pressure for our established MOSFETs products was lower than in prior periods.  We have experienced a moderate decline in average selling prices versus the first fiscal quarter of 2014 and no decline versus the prior fiscal quarter.

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

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$136,511	$136,929
Change versus comparable prior year period	$(418)
Percentage change versus comparable prior year period	-0.3%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	7.4%
Decrease in average selling prices	-2.1%
Foreign currency effects	-5.0%
Other	-0.6%
Net change	-0.3%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Gross profit margin	21.9%	21.7%

The Diodes segment maintained its revenue level in the first fiscal quarter of 2015 versus the corresponding prior year period despite negative foreign currency exchange rate effects, especially from the euro.  This was achieved through volume increases in the business in Europe and directly with end customers in the Americas.

The gross profit margin also remained relatively stable versus the corresponding prior year period due to the increase in sales volume and the effects of our cost reduction programs that offset the decreased average selling prices and effects of general cost inflation. The negative foreign currency rate impact on revenues was mostly offset by the positive impact on corresponding costs.

The pricing pressure for our established Diodes products was slightly reduced.  We have experienced a slight price decline versus the first fiscal quarter of 2014 and the prior fiscal quarter.

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$68,625	$57,498
Change versus comparable prior year period	$11,127
Percentage change versus comparable prior year period	19.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	16.3%
Decrease in average selling prices	-3.1%
Foreign currency effects	-7.7%
Acquisition	15.6%
Other	-1.7%
Net change	19.4%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Gross profit margin	32.3%	36.9%

In the first fiscal quarter of 2015, the Optoelectronic Components segment achieved significant increases in revenue versus the corresponding prior year period due to a growing business in Asia and higher distribution sales in Europe. The Capella acquisition also contributed to the increase in revenues (see below) while negative foreign currency exchange rate effects, especially from the euro, partially offset the increase.

The increase in sales volume did not lead to an increase in gross profit margin versus the first fiscal quarter of 2014 due to lower average selling prices, foreign currency effects, and general cost inflation.  The Capella acquisition also contributed at a lower gross margin percentage than our existing Optoelectronic Components businesses.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced moderate declines in average selling prices versus the first fiscal quarter of 2014 and a slight decline versus the prior fiscal quarter.

In 2014, we acquired Capella, a fabless IC design company specializing in optoelectronic products, in a two step transaction completed on December 31, 2014.  Capella is included in the Optoelectronic Components segment results from the date we obtained control in September 2014.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$187,494	$189,299
Change versus comparable prior year period	$(1,805)
Percentage change versus comparable prior year period	-1.0%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	10.0%
Decrease in average selling prices	-1.7%
Foreign currency effects	-8.2%
Other	-1.1%
Net change	-1.0%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Gross profit margin	31.4%	31.8%

The Resistors & Inductors Segment continues to generate strong revenues.  Revenues in the first fiscal quarter of 2015 decreased slightly versus the first fiscal quarter 2014, mainly due to foreign currency exchange rate changes.  Revenues in regions Asia and Americas increased significantly, whereas region Europe was negatively impacted by unfavorable foreign currency exchange rate changes.

The majority of the industry segments have contributed to the higher revenues excluding foreign currency exchange rate impacts.

The gross profit margin was negatively impacted by unfavorable exchange rates, which led to the slight decrease in gross profit margin versus first fiscal quarter of 2014.  The reduction in metal/material prices and improvements in our manufacturing entities were not sufficient to fully compensate the adverse exchange rates and inflation.

Average selling prices decreased slightly compared to first fiscal quarter of 2014, in line with our expectations for this segment.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Net revenues	$94,036	$105,511
Change versus comparable prior year period	$(11,475)
Percentage change versus comparable prior year period	-10.9%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-6.2%
Increase in average selling prices	0.3%
Foreign currency effects	-7.6%
Acquisition	2.3%
Other	0.3%
Net change	-10.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Gross profit margin	21.6%	20.4%

Revenues in the first fiscal quarter of 2015 for the Capacitors segment decreased versus the prior year period.  Revenues were unfavorably impacted by foreign currency exchange rate changes.  Whereas revenues in regions Asia and Americas were relatively stable versus prior year period, region Europe experienced a significant reduction primarily due to foreign currency exchange rate changes.

The revenue decrease was experienced in almost all industry segments, with exception of the medical industry segment.

The gross profit margin improved versus the first fiscal quarter of 2014, primarily due to reduction in metals and material prices and better operational efficiencies.  These two effects more than off-set the inflationary impact and the unfavorable foreign currency exchange rate changes.

Average selling prices increased slightly versus the first fiscal quarter of 2014.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia. We plan to use the technology acquired to develop new products and enter new product markets.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Total SG&A expenses	$96,070	$96,307
as a percentage of revenues	16.2%	16.0%

The overall decrease in SG&A expenses is primarily attributable to foreign currency exchange rate effects, the benefits of our voluntary separation / early retirement program (see "Cost Management" above), and the non-repetition of additional SG&A expenses incurred in 2014 to close acquisitions, partially offset by SG&A expenses of acquired companies and additional compensation costs in general.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014
Amortization of intangible assets	$6,301	$3,800
Net loss (gain) on sales of assets	(83)	(60)

The acquisitions of Capella and Holy Stone Polytech in 2014 increased our amortizable intangible assets balance by $78.2 million.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 4, 2015 increased by $0.4 million versus the fiscal quarter ended March 29, 2014.  The increase is primarily due to higher average outstanding balances on our credit facility in 2015.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 4, 2015	March 29, 2014	Change
Foreign exchange gain (loss)	$1,725	$(112)	$1,837
Interest income	1,197	1,223	(26)
Other	538	201	337
	$3,460	$1,312	$2,148

Income Taxes

For the fiscal quarter ended April 4, 2015, our effective tax rate was 30.7%, as compared to 31.5% for the fiscal quarter ended March 29, 2014.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

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

During the three fiscal months ended April 4, 2015, the liabilities for unrecognized tax benefits decreased by $0.8 million on a net basis, principally due to currency effects.

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

We continued to generate positive cash flows from operations during the fiscal quarter ended April 4, 2015.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2015 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure. We have completed three issuances of low-coupon convertible debentures utilizing the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013.  The total revolving commitment of our credit facility is currently $640 million, and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At April 4, 2015 and December 31, 2014, $215 million and $200 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

We were in compliance with all financial covenants under the credit facility at April 4, 2015. Our interest expense coverage ratio and leverage ratio were 13.28 to 1 and 1.92 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At April 4, 2015, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $190.0 million. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid each quarter in 2014 and the first fiscal quarter of 2015. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $200 million at December 31, 2014. We borrowed $50 million and repaid $35 million on our credit facility during the three fiscal months ended April 4, 2015.  We borrowed $53 million in 2014 to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition. Subsequent to the acquisition of the noncontrolling interest in Capella on December 31, 2014, we expect to repatriate cash from 2014 earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.  The repatriation and reduction of the revolving credit facility balance is anticipated in the second fiscal quarter of 2015, pending completion of statutory audits of certain subsidiaries required to distribute earnings.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $204 million and the highest amount outstanding on our credit facility at a month end was $215 million during the three fiscal months ended April 4, 2015.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible senior debentures are not currently convertible, but the conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility.

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

Substantially all of our April 4, 2015 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect that cash and profits generated by our non-U.S. subsidiaries prior to 2014, cash generated in 2014 which is not funding the dividend program or the Capella acquisition, and cash generated in 2015 which is not funding the dividend program will continue to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We expect to fund the quarterly dividend program initiated in 2014, by, at least in part, repatriating current year income of certain non-U.S. subsidiaries and providing appropriate U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable on that current period non-U.S. income.

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

The interest rates on our short-term investments average 0.6% and are approximately 37 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at April 4, 2015 and December 31, 2014 (in thousands):

	April 4, 2015	December 31, 2014

Credit facility	$215,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	104,297	103,841
Convertible senior debentures, due 2041*	53,523	53,249
Convertible senior debentures, due 2042*	59,443	59,190
Total debt	470,905	454,922

Cash and cash equivalents	517,002	592,172
Short-term investments	539,046	514,776

Net cash and short-term investments (debt)	$585,143	$652,026

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

Our financial condition as of April 4, 2015 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.2 to 1 as of December 31, 2014.  The increase is primarily due to an increase in accounts receivable and a decrease in accounts payable.  Our ratio of total debt to Vishay stockholders' equity was 0.27 to 1 at April 4, 2015 as compared to a ratio of 0.25 to 1 at December 31, 2014.  The increase in the ratio is primarily due to borrowings under the credit facility.

Cash flows provided by operating activities were $13.5 million for the fiscal quarter ended April 4, 2015, as compared to cash flows provided by operations of $30.0 million for the fiscal quarter ended March 29, 2014.  The decrease is primarily due to a larger increase in net working capital in the first fiscal quarter of 2015 versus the first fiscal quarter of 2014.

Cash paid for property and equipment for the fiscal quarter ended April 4, 2015 was $19.8 million, as compared to $19.3 million for the fiscal quarter ended March 29, 2014. We expect capital spending of approximately $160 million in 2015.  Our expectation has been adjusted based on the current  foreign currency exchange rates.

Cash paid for dividends to our common and Class B common stockholders totalled $8.9 million and $8.8 million for the fiscal quarters ended April 4, 2015 and March 29, 2014, respectively. We expect dividend payments in 2015 to total approximately $35.4 million. However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 19, 2015, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid in each quarter of 2014 and the first fiscal quarter of 2015.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2015	$8,854	March

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

Our 2014 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2014.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015, describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015.

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At April 4, 2015, the holders of Class B common stock held approximately 47.3% of the voting power of Vishay. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.4% of our Class B common stock and 42.4% of the total voting power of our capital stock as of April 4, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective February 18, 2015).  Incorporated by reference to Exhibit 10.47 our 2014 Annual Report on Form 10-K.

10.2	Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.
10.3	Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.
10.4	Second Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 3, 2015.
10.5	Second Amendment to Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated March 3, 2015.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 4, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  May 5, 2015