Form 10-Q
period 2015-07-04
VISHAY INTERTECHNOLOGY INC
filed 2015-08-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 4, 2015

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
☐ Yes  ☒ No

As of July 31, 2015, the registrant had 135,440,811 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 4, 2015

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 4, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$483,020	$592,172
Short-term investments	578,975	514,776
Accounts receivable, net	294,062	271,554
Inventories:
Finished goods	118,496	113,361
Work in process	198,382	185,769
Raw materials	123,670	125,464
Total inventories	440,548	424,594

Deferred income taxes	27,355	17,815
Prepaid expenses and other current assets	90,997	105,539
Total current assets	1,914,957	1,926,450

Property and equipment, at cost:
Land	89,931	91,844
Buildings and improvements	554,609	560,926
Machinery and equipment	2,357,161	2,368,046
Construction in progress	68,438	82,684
Allowance for depreciation	(2,221,802)	(2,205,405)
	848,337	898,095

Goodwill	143,596	144,359

Other intangible assets, net	170,919	186,613

Other assets	141,138	143,256
Total assets	$3,218,947	$3,298,773

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 4, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$17	$18
Trade accounts payable	159,086	174,451
Payroll and related expenses	119,482	120,023
Other accrued expenses	149,459	137,576
Income taxes	20,269	24,671
Total current liabilities	448,313	456,739

Long-term debt less current portion	427,294	454,922
Deferred income taxes	183,600	178,900
Other liabilities	67,519	76,811
Accrued pension and other postretirement costs	278,733	300,524
Total liabilities	1,405,459	1,467,896

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,544	13,532
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,056,611	2,055,246
(Accumulated deficit) retained earnings	(136,242)	(175,485)
Accumulated other comprehensive income (loss)	(126,900)	(69,140)
Total Vishay stockholders' equity	1,808,226	1,825,366
Noncontrolling interests	5,262	5,511
Total equity	1,813,488	1,830,877
Total liabilities and equity	$3,218,947	$3,298,773

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 4, 2015	June 28, 2014

Net revenues	$590,470	$641,929
Costs of products sold	448,988	477,836
Gross profit	141,482	164,093

Selling, general, and administrative expenses	91,652	97,156
Restructuring and severance costs	5,660	9,014
Operating income	44,170	57,923

Other income (expense):
Interest expense	(6,736)	(5,821)
Other	1,160	208
	(5,576)	(5,613)

Income before taxes	38,594	52,310

Income tax expense	12,076	16,478

Net earnings	26,518	35,832

Less: net earnings attributable to noncontrolling interests	250	190

Net earnings attributable to Vishay stockholders	$26,268	$35,642

Basic earnings per share attributable to Vishay stockholders	$0.18	$0.24

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.23

Weighted average shares outstanding - basic	147,700	147,567

Weighted average shares outstanding - diluted	151,700	154,322

Cash dividends per share	$0.06	$0.06

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 4, 2015	June 28, 2014

Net earnings	$26,518	$35,832

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	15,482	(7,479)

Pension and other post-retirement actuarial items	2,078	1,357

Unrealized gain (loss) on available-for-sale securities	(961)	660

Other comprehensive income (loss)	16,599	(5,462)

Comprehensive income	43,117	30,370

Less: comprehensive income attributable to noncontrolling interests	250	190

Comprehensive income attributable to Vishay stockholders	$42,867	$30,180

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 4, 2015	June 28, 2014

Net revenues	$1,183,906	$1,244,307
Costs of products sold	897,386	934,931
Gross profit	286,520	309,376

Selling, general, and administrative expenses	187,722	193,463
Restructuring and severance costs	7,070	15,418
Operating income	91,728	100,495

Other income (expense):
Interest expense	(13,097)	(11,801)
Other	4,620	1,520
	(8,477)	(10,281)

Income before taxes	83,251	90,214

Income taxes	25,808	28,418

Net earnings	57,443	61,796

Less: net earnings attributable to noncontrolling interests	476	344

Net earnings attributable to Vishay stockholders	$56,967	$61,452

Basic earnings per share attributable to Vishay stockholders	$0.39	$0.42

Diluted earnings per share attributable to Vishay stockholders	$0.37	$0.40

Weighted average shares outstanding - basic	147,699	147,561

Weighted average shares outstanding - diluted	152,183	153,438

Cash dividends per share	$0.12	$0.12

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2015	June 28, 2014

Net earnings	$57,443	$61,796

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(60,836)	(8,439)

Pension and other post-retirement actuarial items	4,191	2,860

Unrealized gain (loss) on available-for-sale securities	(1,115)	1,188

Other comprehensive loss	(57,760)	(4,391)

Comprehensive income (loss)	(317)	57,405

Less: comprehensive income attributable to noncontrolling interests	476	344

Comprehensive income (loss) attributable to Vishay stockholders	$(793)	$57,061

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2015	June 28, 2014
Operating activities
Net earnings	$57,443	$61,796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,185	86,931
(Gain) loss on disposal of property and equipment	(115)	23
Accretion of interest on convertible debentures	2,090	1,933
Inventory write-offs for obsolescence	9,329	9,867
Other	(10,924)	1,312
Net change in operating assets and liabilities, net of effects of businesses acquired	(55,646)	(62,789)
Net cash provided by operating activities	92,362	99,073

Investing activities
Capital expenditures	(49,550)	(53,336)
Proceeds from sale of property and equipment	1,675	1,741
Purchase of businesses, net of cash acquired	-	(20,776)
Purchase of short-term investments	(185,583)	(243,975)
Maturity of short-term investments	91,953	236,624
Sale of other investments	400	-
Other investing activities	1,274	927
Net cash used in investing activities	(139,831)	(78,795)

Financing activities
Principal payments on long-term debt and capital leases	-	(11)
Net proceeds (payments) on revolving credit lines	(30,000)	20,000
Net changes in short-term borrowings	(1)	16
Dividends paid to common stockholders	(16,252)	(16,238)
Dividends paid to Class B common stockholders	(1,456)	(1,456)
Excess tax benefit from RSUs vested	21	-
Distributions to noncontrolling interests	(725)	(547)
Net cash provided by (used in) financing activities	(48,413)	1,764
Effect of exchange rate changes on cash and cash equivalents	(13,270)	(2,797)

Net increase (decrease) in cash and cash equivalents	(109,152)	19,245

Cash and cash equivalents at beginning of period	592,172	640,348
Cash and cash equivalents at end of period	$483,020	$659,593

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings	-	-	-	56,967	-	56,967	476	57,443
Other comprehensive loss	-	-	-	-	(57,760)	(57,760)	-	(57,760)
Distributions to noncontrolling interests	-	-	-	-	-	-	(725)	(725)
Restricted stock issuances (116,498 shares)	12	-	(651)	-	-	(639)	-	(639)
Dividends declared ($ 0.12 per share)	-	-	16	(17,724)	-	(17,708)	-	(17,708)
Stock compensation expense	-	-	1,979	-	-	1,979	-	1,979
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at July 4, 2015	$13,544	$1,213	$2,056,611	$(136,242)	$(126,900)	$1,808,226	$5,262	$1,813,488

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the fiscal quarter and six fiscal months ended July 4, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018, with the ability to early adopt on January 1, 2017.  Vishay is currently evaluating the effect of the ASU on its revenue contracts and its adoption alternatives.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2016.  The ASU will require the Company to reclassify its capitalized debt issuance costs currently recorded as assets on the consolidated condensed balance sheets.  The ASU will have no effect on the Company's results of operations or liquidity.

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

On August 3, 2015, the Company announced additional global cost reduction programs as part of its continuous efforts to improve efficiency and operating performance. These programs include a facility closure in the Netherlands that was previously announced in the second fiscal quarter of 2015.  The cash costs of these programs, primarily severance, are expected to aggregate to approximately $30,000.  Complete implementation of these programs is expected to occur before the end of 2017.

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
MOSFETs Enhanced Competitiveness Program	$939	$1,492	$2,292	$3,219
Voluntary Separation / Retirement Program	20	7,522	77	12,199
Modules Production Transfer Program	-	-	-	-
Global Cost Reduction Programs	4,701	-	4,701	-
Total	$5,660	$9,014	$7,070	$15,418

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	2,292
Cash paid	(399)
Balance at July 4, 2015	$9,123

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	77
Cash paid	(2,058)
Foreign currency translation	(244)
Balance at July 4, 2015	$2,449

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(563)
Foreign currency translation	(111)
Balance at July 4, 2015	$821

Severance benefits are generally paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

Global Cost Reduction Programs

The Global Cost Reduction Programs announced in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within its Capacitors and Resistors & Inductors segments.  During the second fiscal quarter of 2015, restructuring expenses of $4,701 were recorded related to these programs.  No amounts were paid during the second fiscal quarter of 2015 pursuant to these programs.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 4, 2015 and June 28, 2014 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the six fiscal months ended July 4, 2015, the liabilities for unrecognized tax benefits increased by $378 on a net basis, principally due to increases for tax positions taken in prior periods and interest.

During 2014, the Company borrowed $53,000 on its revolving credit facility to achieve future flexibility given the legal entity and the financial structure utilized for the Capella Microsystems Inc. ("Capella") acquisition.  Subsequent to the acquisition of the noncontrolling interests in Capella on December 31, 2014, the Company planned to repatriate cash from the 2014 earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc. The tax provision for the year ended December 31, 2014 included all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable related to that anticipated repatriation transaction.  During the second fiscal quarter of 2015, we reduced the balance of the revolving credit facility by approximately $45,000 using cash that was repatriated.  An additional $11,000 is expected to be repatriated in August 2015 and used to further reduce the balance of the revolving credit facility.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	July 4, 2015	December 31, 2014

Credit facility	$170,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	104,986	103,841
Convertible senior debentures, due 2041	53,914	53,249
Convertible senior debentures, due 2042	59,752	59,190
	427,294	454,922
Less current portion	-	-
	$427,294	$454,922

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the June 25, 2015 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective June 9, 2015 (per $1 principal amount)	73.8821	53.9153	86.8677
Effective conversion price effective June 9, 2015 (per share)	$13.54	$18.55	$11.51
130% of the conversion price (per share)	$17.60	$24.12	$14.96
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at July 4, 2015 and December 31, 2014, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
July 4, 2015
Due 2040	$275,000	(170,646)	632	$104,986	$110,094
Due 2041	$150,000	(96,564)	478	$53,914	$62,246
Due 2042	$150,000	(90,525)	277	$59,752	$57,874
Total	$575,000	$(357,735)	$1,387	$218,652	$230,214

December 31, 2014
Due 2040	$275,000	(171,685)	526	$103,841	$110,094
Due 2041	$150,000	(97,092)	341	$53,249	$62,246
Due 2042	$150,000	(91,048)	238	$59,190	$57,874
Total	$575,000	$(359,825)	$1,105	$216,280	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 4, 2015
Due 2040	$1,547	524	22	165	$2,258
Due 2041	$844	267	12	124	$1,247
Due 2042	$844	263	14	46	$1,167
Total	$3,235	$1,054	$48	$335	$4,672

June 28, 2014
Due 2040	$1,547	485	22	(76)	$1,978
Due 2041	$844	245	13	(20)	$1,082
Due 2042	$844	245	14	(21)	$1,082
Total	$3,235	$975	$49	$(117)	$4,142

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 4, 2015
Due 2040	$3,094	1,039	44	106	$4,283
Due 2041	$1,688	528	24	137	$2,377
Due 2042	$1,688	523	27	39	$2,277
Total	$6,470	$2,090	$95	$282	$8,937

June 28, 2014
Due 2040	$3,094	961	44	(31)	$4,068
Due 2041	$1,688	486	24	(6)	$2,192
Due 2042	$1,688	486	27	(1)	$2,200
Total	$6,470	$1,933	$95	$(38)	$8,460

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2015	$(155,760)	$84,703	1,917	$(69,140)
Other comprehensive income (loss) before reclassifications	-	(60,836)	(1,035)	$(61,871)
Tax effect	-	-	362	$362
Other comprehensive income (loss) before reclassifications, net of tax	-	(60,836)	(673)	$(61,509)
Amounts reclassified out of AOCI	6,374	-	(680)	$5,694
Tax effect	(2,183)	-	238	$(1,945)
Amounts reclassified out of AOCI, net of tax	4,191	-	(442)	$3,749
Net other comprehensive income (loss)	$4,191	$(60,836)	$(1,115)	$(57,760)
Balance at July 4, 2015	$(151,569)	$23,867	$802	$(126,900)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 6 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $680 for the six fiscal months ended July 4, 2015. These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2015 and 2014 for the Company's defined benefit pension plans:

	Fiscal quarter ended July 4, 2015		Fiscal quarter ended June 28, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$826	$-	$831
Interest cost	2,885	1,419	3,834	2,195
Expected return on plan assets	(3,398)	(456)	(4,058)	(532)
Amortization of prior service cost (credit)	16	-	(23)	1
Amortization of losses	2,074	1,282	1,810	691
Net periodic benefit cost	$1,577	$3,071	$1,563	$3,186

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2015 and June 28, 2014 for the Company's defined benefit pension plans:

	Six fiscal months ended July 4, 2015		Six fiscal months ended June 28, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,655	$-	$1,655
Interest cost	5,828	2,851	7,668	4,376
Expected return on plan assets	(6,783)	(910)	(8,116)	(1,057)
Amortization of prior service cost (credit)	32	-	(46)	2
Amortization of losses	4,096	2,581	3,620	1,378
Net periodic benefit cost	$3,173	$6,177	$3,126	$6,354

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan, the Company's U.S. qualified pension plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement is contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements, which is expected to take at least one year.

As of the last fiscal year-end measurement date (December 31, 2014), the Vishay Retirement Plan was fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, the Company is required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35,000.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2015 and 2014 for the Company's other postretirement benefit plans:

	Fiscal quarter ended July 4, 2015		Fiscal quarter ended June 28, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$30	$68	$29	$79
Interest cost	84	36	88	63
Amortization of prior service (credit)	(209)	-	(206)	-
Amortization of losses (gains)	23	19	(35)	10
Net periodic benefit cost	$(72)	$123	$(124)	$152

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2015 and June 28, 2014 for the Company's other postretirement benefit plans:

	Six fiscal months ended July 4, 2015		Six fiscal months ended June 28, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$60	$137	$58	$158
Interest cost	167	73	176	126
Amortization of prior service (credit)	(418)	-	(412)	-
Amortization of losses (gains)	45	38	(70)	20
Net periodic benefit cost	$(146)	$248	$(248)	$304

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Stock options	$-	$-	$-	-
Restricted stock units	924	804	1,838	1,614
Phantom stock units	-	-	141	131
Total	$924	$804	$1,979	1,745

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 4, 2015 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	9,480	1.5
Phantom stock units	-	0.0
Total	$9,480

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

Restricted Stock Units

RSU activity under the 2007 Program as of July 4, 2015 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	1,147	$12.75
Granted	349	13.60
Vested*	(162)	11.34
Cancelled or forfeited	(276)	12.88
Outstanding at July 4, 2015	1,058	$13.21

Expected to vest at July 4, 2015	836

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

Phantom stock unit activity under the phantom stock plan as of July 4, 2015 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	119
Granted	10	$14.09
Dividend equivalents issued	2
Redeemed for common stock	-
Outstanding at July 4, 2015	131

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

At December 31, 2014 and July 4, 2015, there were 105,000 options outstanding with a weighted average exercise price of $15.38.  At July 4, 2015, the weighted average remaining contractual life of all outstanding options was 1.82 years.

At July 4, 2015, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2015 of $11.63 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 4, 2015 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the six fiscal months ended July 4, 2015, no options were exercised.

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended July 4, 2015:
Product Sales	$106,348	$138,722	$72,977	$178,786	$92,891	$589,724
Royalty Revenues	-	-	-	746	-	$746
Total Revenue	$106,348	$138,722	$72,977	$179,532	$92,891	$590,470

Gross Margin	$14,708	$31,600	$24,331	$53,342	$17,501	$141,482

Fiscal quarter ended June 28, 2014:
Product Sales	$123,971	$149,571	$63,258	$192,536	$111,744	$641,080
Royalty Revenues	71	-	-	778	-	$849
Total Revenue	$124,042	$149,571	$63,258	$193,314	$111,744	$641,929

Gross Margin	$18,871	$34,706	$22,788	$61,395	$26,333	$164,093

Six fiscal months ended July 4, 2015:
Product Sales	$213,107	$275,233	$141,602	$365,178	$186,927	$1,182,047
Royalty Revenues	11	-	-	1,848	-	$1,859
Total Revenue	$213,118	$275,233	$141,602	$367,026	$186,927	$1,183,906

Gross Margin	$28,466	$61,490	$46,514	$112,191	$37,859	$286,520

Six fiscal months ended June 28, 2014:
Product Sales	$237,084	$286,500	$120,756	$380,525	$217,255	$1,242,120
Royalty Revenues	99	-	-	2,088	-	$2,187
Total Revenue	$237,183	$286,500	$120,756	$382,613	$217,255	$1,244,307

Gross Margin	$31,488	$64,471	$44,025	$121,515	$47,877	$309,376

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Operating margin reconciliation:
MOSFETs	$5,140	$9,493	$9,667	$11,980
Diodes	25,528	28,130	49,013	51,188
Optoelectronic Components	19,163	18,945	36,250	36,349
Resistors & Inductors	44,470	51,969	93,995	102,305
Capacitors	11,786	20,122	26,350	35,463
Restructuring and Severance Costs	(5,660)	(9,014)	(7,070)	(15,418)
Unallocated Selling, General, and Administrative Expenses	(56,257)	(61,722)	(116,477)	(121,372)
Consolidated Operating Income	$44,170	$57,923	$91,728	$100,495

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Numerator:
Numerator for basic earnings per share:
Net earnings	$26,268	$35,642	$56,967	$61,452

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	17	15	33	30

Numerator for diluted earnings per share:
Net earnings	$26,285	$35,657	$57,000	$61,482

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,570	147,449	147,569	147,444
Outstanding phantom stock units	130	118	130	117
Adjusted weighted average shares	147,700	147,567	147,699	147,561

Effect of dilutive securities:
Convertible and exchangeable debt instruments	3,788	6,513	4,283	5,647
Restricted stock units	212	234	198	222
Other	-	8	3	8
Dilutive potential common shares	4,000	6,755	4,484	5,877

Denominator for diluted earnings per share:
Adjusted weighted average shares	151,700	154,322	152,183	153,438

Basic earnings per share attributable to Vishay stockholders	$0.18	$0.24	$0.39	$0.42

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.23	$0.37	$0.40

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	20,248	-	10,124	-
Convertible Senior Debentures, due 2041	8,060	7,924	8,042	7,911
Weighted average employee stock options	105	77	91	77
Weighted average other	842	693	731	702

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.54, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.55, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.51, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 4, 2015:
Assets:
Assets held in rabbi trusts	$39,008	$25,382	$13,626	$-
Available for sale securities	$4,697	3,965	732	-
	$43,705	$29,347	$14,358	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(632)	$-	$-	$(632)
Embedded derivative - convertible debentures due 2041	$(478)	-	-	(478)
Embedded derivative - convertible debentures due 2042	$(277)	-	-	(277)
	$(1,387)	$-	$-	$(1,387)

December 31, 2014:
Assets:
Assets held in rabbi trusts	$40,270	$26,853	13,417	$-
Available for sale securities	$15,432	4,439	10,993	-
	$55,702	$31,292	$24,410	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(526)	$-	$-	$(526)
Embedded derivative - convertible debentures due 2041	$(341)	-	-	(341)
Embedded derivative - convertible debentures due 2042	$(238)	-	-	(238)
	$(1,105)	$-	$-	$(1,105)

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

In the third fiscal quarter of 2014, the Company entered into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $14,000 as of July 4, 2015.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the second fiscal quarter.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  Due to the timing of the renewal of the forward contract, the value of the forward contract was immaterial as of July 4, 2015.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities, at July 4, 2015 and December 31, 2014 is approximately $726,400 and $853,500, respectively, compared to its carrying value, excluding the derivative liabilities, of $425,907, and $453,817, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 4, 2015 and December 31, 2014, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments acquired in the 2014 Capella acquisition are accounted for as available for sale instruments, at fair value.  The Company's remaining short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 4, 2015 and December 31, 2014, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff and plan to further increase it; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In 2014, our Board of Directors instituted a quarterly dividend payment program.  We also have opportunistically repurchased our stock.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At July 4, 2015, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $186.4 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In response to the economic environment, we began implementing targeted cost reduction programs in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan.  Complete implementation of these targeted cost reduction programs is expected to occur before the end of the first fiscal quarter of 2016.  We initiated additional cost reduction programs in 2015, as more fully described in Note 2 to the consolidated condensed financial statements included in Item 1, and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2015.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues continued to be negatively impacted by foreign currency exchange rates in the second fiscal quarter of 2015.  Demand did not develop as anticipated in the second fiscal quarter of 2015 and resulted in revenues below our expected range.  Excluding the foreign currency exchange rate impact, revenues in the second fiscal quarter of 2015 were relatively unchanged versus the prior fiscal quarter, but decreased versus the second fiscal quarter of 2014.  Operating results met our expectations at this relatively low revenue level.  Less than expected revenues and orders resulted in a decrease in key financial metrics compared to the prior fiscal quarter and the second fiscal quarter of 2014.

Net revenues for the fiscal quarter ended July 4, 2015 were $590.5 million, compared to $641.9 million for the fiscal quarter ended June 28, 2014.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 4, 2015 were $26.3 million, or $0.17 per diluted share, compared to $35.6 million, or $0.23 per diluted share for the fiscal quarter ended June 28, 2014.

Net revenues for the six fiscal months ended July 4, 2015 were $1,183.9 million, compared to $1,244.3 million for the six fiscal months ended June 28, 2014.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 4, 2015 were $57.0 million, or $0.37 per diluted share, compared to $61.5 million, or $0.40 per diluted share for the six fiscal months ended June 28, 2014.

Net earnings attributable to Vishay stockholders for the fiscal quarters and six fiscal months ended July 4, 2015 and June 28, 2014 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

GAAP net earnings attributable to Vishay stockholders	$26,268	$35,642	$56,967	$61,452

Reconciling items affecting operating margin:
Restructuring and severance costs	$5,660	$9,014	$7,070	$15,418

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(1,988)	$(2,747)	$(2,496)	$(4,844)

Adjusted net earnings	$29,940	$41,909	$61,541	$72,026

Adjusted weighted average diluted shares outstanding	151,700	154,322	152,183	153,438

Adjusted earnings per diluted share *	$0.20	$0.27	$0.40	$0.47

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and six fiscal months ended July 4, 2015 represent the effects of a weaker business environment in several of our customer end markets versus the prior year periods.  The business environment was improving in the first fiscal quarter of 2015, but unexpectedly weakened in the second fiscal quarter.  Our revenue results for the fiscal quarter and the six fiscal months ended ended July 4, 2015 were negatively affected by foreign currency effects, especially from the euro.  Despite the negative foreign currency effect on revenues, we were able to maintain our profitability.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Despite revenues below our expected run-rate and the anticipated range for the second fiscal quarter of 2015, our pre-tax results were as we would expect based on our business model.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include net revenues, gross profit margin, operating margin, segment operating income, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and our or publicly available average selling prices ("ASP").

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2014 through the second fiscal quarter of 2015 (dollars in thousands):

	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015

Net revenues	$641,929	$638,211	$610,764	$593,436	$590,470

Gross profit margin	25.6%	24.8%	23.5%	24.4%	24.0%

Operating margin (1)	9.0%	7.1%	7.1%	8.0%	7.5%

End-of-period backlog (2)	$663,800	$598,000	$554,700	$559,600	$556,100

Book-to-bill ratio	1.00	0.91	0.95	1.05	0.99

Inventory turnover	4.19	4.18	4.21	4.20	4.11

Change in ASP vs. prior quarter	-0.6%	-0.9%	-0.9%	-0.9%	-1.3%

(1)  Operating margin for the second, third, and fourth fiscal quarters of 2014 and the first and second fiscal quarters of 2015 includes $9.0 million, $3.5 million, $2.0 million, $1.4 million, and $5.7 million, respectively, of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2014 includes $15.6 million of U.S. pension settlement charges.
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

Revenues were below our expected range and decreased versus the prior fiscal quarters and second fiscal quarter of 2014.  Foreign currency exchange rates negatively impacted revenues.  The order level in the second fiscal quarter of 2015 was relatively flat compared to the prior fiscal quarter, but below expectations.  Our average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins decreased versus the prior fiscal quarter and second fiscal quarter of 2014.  The decreases are primarily due to volume decreases.  Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio in the second fiscal quarter of 2015 decreased to 0.99 from 1.05 in the first fiscal quarter of 2015.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.98 and 1.00, respectively, versus ratios of 1.04 and 1.06, respectively, during the first fiscal quarter of 2015.

For the third fiscal quarter of 2015, we anticipate revenues between $560 million and $600 million (assuming a 1.10 U.S. dollar to euro exchange rate) and gross margins between 22% and 24%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2014 through the second fiscal quarter of 2015 (dollars in thousands):

	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015
MOSFETs
Net revenues	$124,042	$121,659	$111,695	$106,770	$106,348

Book-to-bill ratio	1.05	0.83	0.95	0.99	1.04

Gross profit margin	15.2%	14.3%	9.6%	12.9%	13.8%

Segment operating margin	7.7%	6.4%	1.2%	4.2%	4.8%

Diodes
Net revenues	$149,571	$151,444	$141,344	$136,511	$138,722

Book-to-bill ratio	1.07	0.89	0.83	1.01	0.97

Gross profit margin	23.2%	23.9%	22.2%	21.9%	22.8%

Segment operating margin	18.8%	19.6%	17.8%	17.2%	18.4%

Optoelectronic Components
Net revenues	$63,258	$67,549	$69,943	$68,625	$72,977

Book-to-bill ratio	1.04	0.96	0.99	1.09	1.02

Gross profit margin	36.0%	36.4%	32.2%	32.3%	33.3%

Segment operating margin	29.9%	30.5%	23.7%	24.9%	26.3%

Resistors & Inductors
Net revenues	$193,314	$190,454	$186,549	$187,494	$179,532

Book-to-bill ratio	0.98	0.98	1.02	1.05	0.99

Gross profit margin	31.8%	31.3%	32.2%	31.4%	29.7%

Segment operating margin	26.9%	26.4%	27.3%	26.4%	24.8%

Capacitors
Net revenues	$111,744	$107,105	$101,233	$94,036	$92,891

Book-to-bill ratio	0.88	0.90	0.94	1.15	0.92

Gross profit margin	23.6%	19.3%	18.9%	21.6%	18.8%

Segment operating margin	18.0%	13.5%	12.7%	15.5%	12.7%

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $1.0 million of restructuring and severance expenses in the second fiscal quarter of 2015 for expenses that were recognizable under GAAP during the period and $26.1 million of restructuring and severance expenses since these cost reduction programs were implemented.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

The programs initiated in 2013 primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide.  We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment.  The programs in total are expected to lower costs by approximately $36 million per year when fully implemented at expected cash costs of approximately $32 million.

The project for the MOSFETs segment is occurring over a period of approximately two years, to be completed in the first fiscal quarter of 2016.  The manufacture of wafers for a substantial share of products will be transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing currently occurring in-house will be transferred to third-party foundries.

The total cash costs associated with the MOSFETs initiatives, principally severance, are expected to be approximately $16 million.  Once fully implemented, we anticipate that the MOSFETs programs will result in an annual reduction in variable and fixed manufacturing costs of approximately $23 million at current volumes.

The voluntary separation / early retirement offer was made to employees worldwide who were eligible because they met job classification, age, and/or years-of-service criteria as of October 31, 2013.  The program was substantially completed in 2014.  The total costs associated with the voluntary separation / early retirement program were approximately $13.3 million.  We will realize an annual reduction in fixed costs of approximately $10 million, split approximately 35% in manufacturing and 65% in selling, general, and administrative expenses.

Two other smaller cost reduction programs relate to the transfer of production of certain products within our Diodes segment, which were initiated in the third fiscal quarter of 2014.   Both programs are connected to production moves, in order to take advantage of lower labor costs in one program and from the consolidation of manufacturing locations in the other.  We expect annual cost savings of approximately $3 million when fully implemented.

Additional programs were initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.

The programs announced in 2015 are expected to reduce selling, general, and administrative costs by approximately $17 million annually.  These selling, general, and administrative cost reductions should be fully achieved by the end of 2016.  We will first solicit volunteers to accept a voluntary separation / early retirement offer.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  Additional involuntary terminations will likely be necessary to achieve the cost reduction targets.

The targeted plans to streamline and consolidate production of certain product lines are expected to decrease costs of products sold by approximately $18 million annually (at current volumes).  These plans include the Zwolle, Netherlands aluminum capacitors facility closure announced on June 30, 2015.  Except for the Zwolle facility, no other facility closures are currently expected pursuant to these programs.  These production transfers will be completed in steps by the end of 2017.  These newly announced programs do not alter or expand the MOSFETs Enhanced Competitiveness Program, announced in 2013 and currently being implemented by the Company.

We believe that our manufacturing footprint is generally suitable to serve our customers and end markets, while maintaining lower manufacturing costs.  Although the current cost reduction plans include streamlining and consolidating production of certain product lines, only one facility closure is currently expected pursuant to these programs.  Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2015 or 2016.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

Pension and Other Postretirement Benefits

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we continue to seek to de-risk our pension exposures, especially given the frozen status of the U.S. plans and the current funded status.  Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

In the second fiscal quarter of 2015, we began the process of terminating the Vishay Retirement Plan, our U.S. qualified pension plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement is contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements, which is expected to take at least one year.

As of the last fiscal year-end measurement date (December 31, 2014), the Vishay Retirement Plan was fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, we are required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so. The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35 million.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was significantly stronger during the second fiscal quarter and first six fiscal months of 2015 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter and first six fiscal months of 2015 have been favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Beginning in the third fiscal quarter of 2014, we entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $14 million as of July 4, 2015.  The intercompany loan was used to finance a portion of the purchase price for Capella.  The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loan is repaid.  The forward contract was renewed on the last day of the second fiscal quarter.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of contract is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of products sold	76.0%	74.4%	75.8%	75.1%
Gross profit	24.0%	25.6%	24.2%	24.9%
Selling, general & administrative expenses	15.5%	15.1%	15.9%	15.5%
Operating income	7.5%	9.0%	7.7%	8.1%
Income before taxes and noncontrolling interest	6.5%	8.1%	7.0%	7.3%
Net earnings attributable to Vishay stockholders	4.4%	5.6%	4.8%	4.9%
________
Effective tax rate	31.3%	31.5%	31.0%	31.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$590,470	$641,929	$1,183,906	$1,244,307
Change versus comparable prior year period	$(51,459)		$(60,401)
Percentage change versus comparable prior year period	-8.0%		-4.9%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-0.5%	2.4%
Decrease in average selling prices	-3.0%	-2.5%
Foreign currency effects	-6.5%	-6.4%
Acquisitions	1.9%	1.9%
Other	0.1%	-0.3%
Net change	-8.0%	-4.9%

Revenues continue to be below our expected run-rate and were below our anticipated range for the fiscal quarter ended ended July 4, 2015.  Our revenue results for the fiscal quarter and six fiscal months ended ended July 4, 2015 were negatively affected by foreign currency effects.  Demand for our products in the second fiscal quarter of 2015 was lower than anticipated and overall lower compared to the second fiscal quarter of 2014.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $41.6 million and $43.7 million for the six fiscal months ended July 4, 2015 and June 28, 2014, respectively, or 3.4% and 3.4% of gross revenues, respectively.  Actual credits issued under the programs during the six fiscal months ended July 4, 2015 and June 28, 2014 were $43.5 million and $41.9 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues in the consolidated condensed statements of operations, were approximately $1.9 million and $2.2 million for the six fiscal months ended July 4, 2015 and June 28, 2014, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended July 4, 2015 were 24.0% and 24.2%, respectively, versus 25.6% and 24.9%, respectively, for the comparable prior year periods.  The decrease in gross profit margins for the fiscal quarter and six fiscal months ended July 4, 2015 versus the prior year periods is primarily due to the decrease in sales volume.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$106,348	$124,042	$213,118	$237,183
Change versus comparable prior year period	$(17,694)		$(24,065)
Percentage change versus comparable prior year period	-14.3%		-10.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-7.8%	-3.6%
Decrease in average selling prices	-4.6%	-4.5%
Foreign currency effects	-2.8%	-2.6%
Other	0.9%	0.6%
Net change	-14.3%	-10.1%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross profit margin	13.8%	15.2%	13.4%	13.3%

In the fiscal quarter and six fiscal months ended July 4, 2015, Vishay's MOSFETs segment could not maintain the revenue level of the corresponding prior year periods. Revenues were negatively impacted by a decrease in volume, negative impacts from declining selling prices, and the change in the euro foreign currency exchange rate.  Revenues were stable versus the prior fiscal quarter as the increase in volume mostly offset the declining selling prices and foreign currency exchange rate changes.

The gross profit margin increased slightly versus the prior fiscal quarter primarily due to inventory build associated with the restructuring program and increased slightly versus the six fiscal months ended June 28, 2014 primarily due to stronger first fiscal quarter results in 2015.  The gross profit margin decreased versus the fiscal quarter ended June 28, 2014 primarily due to volume decreases and lower selling prices.  The negative foreign currency exchange rate impact on revenues was offset by the positive impact on corresponding costs. Other cost reductions offset general cost inflation.

The pricing pressure for our established MOSFETs products continues.  We have experienced a moderate decline in average selling prices versus the prior year periods and a slight decline versus the prior fiscal quarter.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment.  We continue to implement the program, which is long-term in nature and will not provide significant improvement until the program is close to full implementation.  See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$138,722	$149,571	$275,233	$286,500
Change versus comparable prior year period	$(10,849)		$(11,267)
Percentage change versus comparable prior year period	-7.3%		-3.9%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.4%	4.3%
Decrease in average selling prices	-3.4%	-2.8%
Foreign currency effects	-5.2%	-5.2%
Other	-0.1%	-0.2%
Net change	-7.3%	-3.9%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross profit margin	22.8%	23.2%	22.3%	22.5%

The Diodes segment was negatively affected by a reduction in sales to Asia distributors in second fiscal quarter of 2015.  Diodes segment revenues for fiscal quarter and six fiscal months ended July 4, 2015 decreased versus the corresponding prior year periods despite increases in volume due to lower average selling prices and foreign currency exchange rate effects, especially from the euro.  Revenues increased slightly versus the prior fiscal quarter due to volume increases that were able to fully offset lower average selling prices and foreign currency exchange rate effects.

The gross profit margin decreased slightly versus the corresponding prior year periods and increased slightly versus prior fiscal quarter due to the increase in sales volume and the effects of our cost reduction programs that partially offset the decreased average selling prices and effects of general cost inflation. The negative foreign currency rate impact on revenues was mostly offset by the positive impact on corresponding costs.

The pricing pressure for our established Diodes products was slightly reduced.  We have experienced a moderate price decline versus the prior year periods and a slight price decline versus the prior fiscal quarter.

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$72,977	$63,258	$141,602	$120,756
Change versus comparable prior year period	$9,719		$20,846
Percentage change versus comparable prior year period	15.4%		17.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	12.9%	14.6%
Decrease in average selling prices	-4.8%	-4.0%
Foreign currency effects	-7.7%	-7.7%
Acquisition	16.8%	16.3%
Other	-1.8%	-1.9%
Net change	15.4%	17.3%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross profit margin	33.3%	36.0%	32.8%	36.5%

In the fiscal quarter and six fiscal months ended July 4, 2015, the Optoelectronic Components segment achieved significant increases in revenue versus the corresponding prior year periods primarily due to the Capella acquisition (see below), a growing business in Asia, and higher distribution sales in Europe.  Revenues increased slightly versus the prior fiscal quarter.  Negative foreign currency exchange rate effects, especially from the euro, and declining average selling prices partially offset the increase.

The increase in sales volume did not lead to an increase in gross profit margin versus the prior year periods due to lower average selling prices, foreign currency effects, and general cost inflation.  The Capella acquisition also contributed at a lower gross margin percentage than our existing Optoelectronic Components businesses.  The gross profit margin increased slightly versus the prior fiscal quarter.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced moderate declines in average selling prices versus the prior year periods and the prior fiscal quarter.

In 2014, we acquired Capella, a fabless IC design company specializing in optoelectronic products, in a two step transaction completed on December 31, 2014.  Capella is included in the Optoelectronic Components segment results from the date we obtained control in September 2014.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$179,532	$193,314	$367,026	$382,613
Change versus comparable prior year period	$(13,782)		$(15,587)
Percentage change versus comparable prior year period	-7.1%		-4.1%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.5%	6.7%
Decrease in average selling prices	-1.5%	-1.6%
Foreign currency effects	-8.6%	-8.4%
Other	-0.5%	-0.8%
Net change	-7.1%	-4.1%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross profit margin	29.7%	31.8%	30.6%	31.8%

Net revenues in the fiscal quarter and six fiscal months ended July 4, 2015 for the Resistors & Inductors Segment decreased versus the prior year periods.  The increase in sales volume was not enough to offset the unfavorable impact of foreign currency exchange rate changes.  Region Europe experienced a significant decrease in revenues versus the prior year periods mainly due to the unfavorable foreign currency exchange rate changes.  Sales to distribution and the industrial market sector have experienced the greatest declines.

The gross profit margin has declined slightly, impacted by unfavorable exchange rate changes and inflationary effects.

Our average selling prices decreased slightly versus the prior quarter and prior year quarter, in line with our expectations for this segment.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net revenues	$92,891	$111,744	$186,927	$217,255
Change versus comparable prior year period	$(18,853)		$(30,328)
Percentage change versus comparable prior year period	-16.9%		-14.0%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-9.5%	-7.9%
Decrease in average selling prices	-1.7%	-0.7%
Foreign currency effects	-8.0%	-7.7%
Acquisition	1.3%	1.8%
Other	1.0%	0.5%
Net change	-16.9%	-14.0%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Gross profit margin	18.8%	23.6%	20.3%	22.0%

Revenues in the fiscal quarter and six fiscal months ended July 4, 2015 for the Capacitors segment were relatively weak compared to prior year periods.  All end markets experienced a decline in revenues versus the prior year periods.  Region Europe experienced the sharpest decline in revenues versus the prior year periods.  Sales volume increased slightly versus the previous quarter, offset by impact from foreign currency exchange rate changes and lower average selling prices.  Sales to distribution increased versus the prior fiscal quarter.

The gross profit margin was unfavorably impacted by lower sales volume, inflationary effects, and foreign currency exchange rate changes.

Our average selling prices decline versus prior year periods and versus the prior quarter was in line with expectations.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired. The acquisition is expected to strengthen our position in tantalum capacitors, especially in Asia. We plan to use the technology acquired to develop new products and enter new product markets.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Total SG&A expenses	$91,652	$97,156	$187,722	$193,463
as a percentage of revenues	15.5%	15.1%	15.9%	15.5%

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

In 2015, we announced additional cost reduction programs which are expected to decrease SG&A expenses by approximately $17 million annually, when fully implemented.  See "Cost Management" above.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Amortization of intangible assets	$6,071	$3,826	$12,372	$7,626
Net loss (gain) on sales of assets	(32)	83	(115)	23

The acquisitions of Capella and Holy Stone Polytech in 2014 increased our amortizable intangible assets balance by $78.2 million.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 4, 2015 increased $0.9 million versus the fiscal quarter ended June 28, 2014.  Interest expense for the six fiscal months ended July 4, 2015 increased by $1.3 million versus the six fiscal months ended June 28, 2014.  The increases are primarily due to higher average outstanding balances on our revolving credit facility and increases in the estimated values of the embedded derivatives associated with our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 4, 2015	June 28, 2014	Change
Foreign exchange gain (loss)	$23	$(1,001)	$1,024
Interest income	1,028	1,261	(233)
Other	109	(52)	161
	$1,160	$208	$952

	Six fiscal months ended
	July 4, 2015	June 28, 2014	Change
Foreign exchange gain (loss)	$1,748	$(1,113)	$2,861
Interest income	2,225	2,484	(259)
Other	647	149	498
	$4,620	$1,520	$3,100

Income Taxes

For the fiscal quarter and six fiscal months ended July 4, 2015, our effective tax rate was 31.3% and 31.0%, respectively, as compared to 31.5% for both the fiscal quarter and six fiscal months ended June 28, 2014.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

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

During the six fiscal months ended July 4, 2015, the liabilities for unrecognized tax benefits increased by $0.4 million on a net basis, principally due to increases for tax positions taken in prior periods and interest.

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

We generated positive cash flows from operations and free cash during the fiscal quarter ended July 4, 2015.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2015 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure. We have completed three issuances of low-coupon convertible debentures utilizing the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013.  The total revolving commitment of our credit facility is currently $640 million, and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At July 4, 2015 and December 31, 2014, $170 million and $200 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

We were in compliance with all financial covenants under the credit facility at July 4, 2015. Our interest expense coverage ratio and leverage ratio were 12.30 to 1 and 1.89 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At July 4, 2015, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $186.4 million. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid each quarter in 2014 and the first two fiscal quarters of 2015. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $200 million at December 31, 2014. We borrowed $83 million and repaid $113 million on our credit facility during the six fiscal months ended July 4, 2015.  We borrowed $53 million in 2014 to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition.  During the second fiscal quarter of 2015, we reduced the balance of the revolving credit facility by approximately $45 million using cash that was repatriated.  An additional $11 million is expected to be repatriated in August 2015 and used to further reduce the balance of the revolving credit facility.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $201.2 million and the highest amount outstanding on our credit facility at a month end was $215 million during the six fiscal months ended July 4, 2015.

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

Substantially all of our July 4, 2015 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect that cash and profits generated by our non-U.S. subsidiaries prior to 2014, cash generated in 2014 which is not funding the dividend program or the Capella acquisition, and cash generated in 2015 which is not funding the dividend program will continue to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

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

The interest rates on our short-term investments average 0.6% and are approximately 38 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at July 4, 2015 and December 31, 2014 (in thousands):

	July 4, 2015	December 31, 2014

Credit facility	$170,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	104,986	103,841
Convertible senior debentures, due 2041*	53,914	53,249
Convertible senior debentures, due 2042*	59,752	59,190
Total debt	427,294	454,922

Cash and cash equivalents	483,020	592,172
Short-term investments	578,975	514,776

Net cash and short-term investments (debt)	$634,701	$652,026

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

Our financial condition as of July 4, 2015 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.2 to 1 as of December 31, 2014.  The increase in the ratio is primarily due to an increase in accounts receivable and a decrease in accounts payable.  Our ratio of total debt to Vishay stockholders' equity was 0.24 to 1 at July 4, 2015 as compared to a ratio of 0.25 to 1 at December 31, 2014.  The decrease in the ratio is primarily due to credit facility repayments.

Cash flows provided by operating activities were $92.4 million for the six fiscal months ended July 4, 2015, as compared to cash flows provided by operations of $99.1 million for the six fiscal months ended June 28, 2014.  The decrease is primarily due to lower net earnings and changes in deferred taxes in 2015.

Cash paid for property and equipment for the six fiscal months ended July 4, 2015 was $50.0 million, as compared to $53.3 million for the six fiscal months ended June 28, 2014. We expect capital spending of approximately $150 million in 2015.  Our expectation has been adjusted based on the current business environment.

Cash paid for dividends to our common and Class B common stockholders totalled $17.7 million and $17.7 million for the six fiscal months ended July 4, 2015 and June 28, 2014, respectively. We expect dividend payments in 2015 to total approximately $35.4 million. However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 19, 2015, includes a table of contractual commitments.  Except as described below, there were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

In the second fiscal quarter of 2015, we began the process of terminating the Vishay Retirement Plan, our U.S. qualified pension plan.  In order to terminate the plan in accordance with IRS and PBGC requirements, we are required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so. The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35 million.  While possibly requiring an up-front payment, the termination and settlement of all obligations related to the Vishay Retirement Plan is expected to significantly reduce our annual amounts for "expected pension and postretirement funding" disclosed in the contractual commitments table included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid in each quarter of 2014 and the first two fiscal quarters of 2015.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2015	$8,854	March
Three fiscal months ended July 4, 2015	8,854	June

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; uncertainty related to the effects of changes in foreign currency exchange rates; delays or difficulties in implementing our cost management strategies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Vishay and Vishay Polytech Co., Ltd. ("VPC"), which is a subsidiary of Vishay purchased from Holy Stone Enterprises Co., Ltd. ("Holy Stone"), in June 2014, amongst other unrelated parties, were named as defendants in purported antitrust class action complaints in the United States and Canada.  The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, by Vishay, VPC and other manufacturers, and seek injunctive relief and unspecified joint and several treble damages.

The complaints in the United States have been consolidated into complaints from direct purchasers, indirect purchasers and one individual plaintiff.  In the consolidated U.S. complaints, Vishay and VPC were only named in the direct purchaser complaint, In Re: Capacitors Antitrust Litigation, before the United States District Court for the Northern District of California.  In December 2014, Vishay and VPC, along with the other defendants, filed motions to dismiss the putative direct purchaser class action complaint.  In May 2015, the court dismissed Vishay and certain other defendants, without prejudice.  In an amended direct purchaser purported class action complaint, filed on June 16, 2015, the plaintiffs agreed not to name Vishay.

Holy Stone has agreed to indemnify Vishay and VPC for any losses, including penalties and expenses, that arise from the acquisition of VPC or the actions of VPC prior to its acquisition by Vishay.  Notwithstanding this indemnity obligation, the Company intends to defend vigorously against the complaints.

Item 1A.	Risk Factors

Except as previously disclosed under Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 4, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  August 4, 2015