Form 10-Q
period 2015-10-03
VISHAY INTERTECHNOLOGY INC
filed 2015-11-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 3, 2015

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
☐ Yes  ☒ No

As of October 30, 2015, the registrant had 135,440,811 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 3, 2015

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 3, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$390,305	$592,172
Short-term investments	688,987	514,776
Accounts receivable, net	282,228	271,554
Inventories:
Finished goods	113,881	113,361
Work in process	207,940	185,769
Raw materials	124,970	125,464
Total inventories	446,791	424,594

Deferred income taxes	29,160	17,815
Prepaid expenses and other current assets	96,279	105,539
Total current assets	1,933,750	1,926,450

Property and equipment, at cost:
Land	90,079	91,844
Buildings and improvements	559,757	560,926
Machinery and equipment	2,381,285	2,368,046
Construction in progress	71,415	82,684
Allowance for depreciation	(2,253,961)	(2,205,405)
	848,575	898,095

Goodwill	138,403	144,359

Other intangible assets, net	107,778	186,613

Other assets	143,045	143,256
Total assets	$3,171,551	$3,298,773

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 3, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$11	$18
Trade accounts payable	148,889	174,451
Payroll and related expenses	120,680	120,023
Other accrued expenses	155,829	137,576
Income taxes	25,646	24,671
Total current liabilities	451,055	456,739

Long-term debt less current portion	431,766	454,922
Deferred income taxes	161,546	178,900
Other liabilities	65,510	76,811
Accrued pension and other postretirement costs	277,943	300,524
Total liabilities	1,387,820	1,467,896

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,544	13,532
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,057,552	2,055,246
(Accumulated deficit) retained earnings	(172,770)	(175,485)
Accumulated other comprehensive income (loss)	(121,186)	(69,140)
Total Vishay stockholders' equity	1,778,353	1,825,366
Noncontrolling interests	5,378	5,511
Total equity	1,783,731	1,830,877
Total liabilities and equity	$3,171,551	$3,298,773

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 3, 2015	September 27, 2014

Net revenues	$560,654	$638,211
Costs of products sold	430,510	479,819
Gross profit	130,144	158,392

Selling, general, and administrative expenses	88,995	93,837
Restructuring and severance costs	2,324	3,508
Impairment of goodwill and long-lived assets	62,980	-
U.S. pension settlement charges	-	15,588
Operating income (loss)	(24,155)	45,459

Other income (expense):
Interest expense	(6,677)	(6,167)
Other	3,240	(474)
Loss related to Tianjin explosion	(5,350)	-
	(8,787)	(6,641)

Income (loss) before taxes	(32,942)	38,818

Income tax expense (benefit)	(5,392)	11,841

Net earnings (loss)	(27,550)	26,977

Less: net earnings (loss) attributable to noncontrolling interests	116	6

Net earnings (loss) attributable to Vishay stockholders	$(27,666)	$26,971

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.19)	$0.18

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.19)	$0.17

Weighted average shares outstanding - basic	147,701	147,569

Weighted average shares outstanding - diluted	147,701	155,546

Cash dividends per share	$0.06	$0.06

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 3, 2015	September 27, 2014

Net earnings (loss)	$(27,550)	$26,977

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	3,662	(55,934)

Pension and other post-retirement actuarial items	2,305	10,805

Unrealized gain (loss) on available-for-sale securities	(253)	(50)

Other comprehensive income (loss)	5,714	(45,179)

Comprehensive income (loss)	(21,836)	(18,202)

Less: comprehensive income attributable to noncontrolling interests	116	6

Comprehensive income (loss) attributable to Vishay stockholders	$(21,952)	$(18,208)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 3, 2015	September 27, 2014

Net revenues	$1,744,560	$1,882,518
Costs of products sold	1,327,896	1,414,750
Gross profit	416,664	467,768

Selling, general, and administrative expenses	276,717	287,300
Restructuring and severance costs	9,394	18,926
Impairment of goodwill and long-lived assets	62,980	-
U.S. pension settlment charges	-	15,588
Operating income	67,573	145,954

Other income (expense):
Interest expense	(19,774)	(17,968)
Other	7,860	1,046
Loss related to Tianjin explosion	(5,350)	-
	(17,264)	(16,922)

Income before taxes	50,309	129,032

Income taxes	20,416	40,259

Net earnings	29,893	88,773

Less: net earnings attributable to noncontrolling interests	592	350

Net earnings attributable to Vishay stockholders	$29,301	$88,423

Basic earnings per share attributable to Vishay stockholders	$0.20	$0.60

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.57

Weighted average shares outstanding - basic	147,700	147,565

Weighted average shares outstanding - diluted	151,607	154,142

Cash dividends per share	$0.18	$0.18

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2015	September 27, 2014

Net earnings	$29,893	$88,773

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(57,174)	(64,373)

Pension and other post-retirement actuarial items	6,496	13,665

Unrealized gain (loss) on available-for-sale securities	(1,368)	1,138

Other comprehensive loss	(52,046)	(49,570)

Comprehensive income (loss)	(22,153)	39,203

Less: comprehensive income attributable to noncontrolling interests	592	350

Comprehensive income (loss) attributable to Vishay stockholders	$(22,745)	$38,853

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2015	September 27, 2014
Operating activities
Net earnings	$29,893	$88,773
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,281	132,344
(Gain) loss on disposal of property and equipment	(116)	(65)
Accretion of interest on convertible debentures	3,167	2,930
Inventory write-offs for obsolescence	15,348	15,101
Impairment of goodwill and long-lived assets	62,980	-
U.S. pension settlement charges	-	15,588
Deferred income taxes	(32,523)	6,869
Other	(1,939)	(2,654)
Net change in operating assets and liabilities, net of effects of businesses acquired	(57,522)	(61,875)
Net cash provided by operating activities	153,569	197,011

Investing activities
Capital expenditures	(86,767)	(90,507)
Proceeds from sale of property and equipment	1,989	2,345
Purchase of businesses, net of cash acquired	-	(198,186)
Purchase of short-term investments	(362,595)	(335,341)
Maturity of short-term investments	161,611	330,734
Sale of other investments	400	-
Other investing activities	(3,464)	1,734
Net cash used in investing activities	(288,826)	(289,221)

Financing activities
Principal payments on long-term debt and capital leases	-	(11)
Net proceeds (payments) on revolving credit lines	(27,000)	73,000
Net changes in short-term borrowings	(7)	14
Dividends paid to common stockholders	(24,378)	(24,358)
Dividends paid to Class B common stockholders	(2,184)	(2,183)
Excess tax benefit from RSUs vested	21	-
Proceeds from stock options exercised	-	50
Distributions to noncontrolling interests	(725)	(547)
Other financing activities	-	(1,323)
Net cash provided by (used in) financing activities	(54,273)	44,642
Effect of exchange rate changes on cash and cash equivalents	(12,337)	(17,478)

Net increase (decrease) in cash and cash equivalents	(201,867)	(65,046)

Cash and cash equivalents at beginning of period	592,172	640,348
Cash and cash equivalents at end of period	$390,305	$575,302

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings	-	-	-	29,301	-	29,301	592	29,893
Other comprehensive loss	-	-	-	-	(52,046)	(52,046)	-	(52,046)
Distributions to noncontrolling interests	-	-	-	-	-	-	(725)	(725)
Restricted stock issuances (116,498 shares)	12	-	(651)	-	-	(639)	-	(639)
Dividends declared ($ 0.18 per share)	-	-	24	(26,586)	-	(26,562)	-	(26,562)
Stock compensation expense	-	-	2,912	-	-	2,912	-	2,912
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at October 3, 2015	$13,544	$1,213	$2,057,552	$(172,770)	$(121,186)	$1,778,353	$5,378	$1,783,731

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the fiscal quarter and nine fiscal months ended October 3, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively, and to instead recognize measurement-period adjustments during the period in which the acquirer determines the amount, including the effect on earnings of any amounts which would have been recorded in previous periods if the accounting had been completed at the acquisition date.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2016.  The ASU will have no effect on the Company's results of operations or liquidity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statements presentation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Goodwill and Other Intangible Assets

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

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter as described in Note 3), Vishay determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

Prior to completing the interim assessment of goodwill for impairment, the Company performed a recoverability test of certain depreciable and amortizable long-lived assets.  As a result of those assessments, it was determined that the depreciable and amortizable assets associated with the Company's Capella business were not recoverable, and the Company recorded impairment charges totaling $57,600 to write-down the related assets to their fair value.

After completing step one of the goodwill impairment test, it was determined that the estimated fair value of the Capacitors reporting unit was less than the net book value of that reporting unit, requiring the completion of the second step of the impairment evaluation.  The estimated fair value of the Resistors & Inductors and Optoelectronic Components reporting units exceeded the net book value of those reporting units by ratios of 2.0x and 1.3x, respectively, and no second step was required for those reporting units.

Upon completion of the step two analysis for the Capacitors reporting unit, the Company recorded a full goodwill impairment charge of $5,380.

As part of these analyses, the Company determined that its Siliconix tradenames, with a carrying value of $20,359, were not impaired and will continue to be reported as indefinite-lived intangible assets.  The estimated fair value of the Siliconix tradenames exceeded the carrying value by a narrow margin.  They will continue to be closely monitored for impairment.

The fair value of long-lived assets is measured primarily using present value techniques based on projected cash flows from the asset group.  The evaluation of the recoverability of long-lived assets, and the determination of their fair value, requires the Company to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the identification of the asset group at the lowest level of independent cash flows and the principal asset of the group; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

The fair value of indefinite-lived trademarks is measured as the discounted cash flow savings realized from owning such tradenames and not having to pay a royalty for their use.  The evaluation of the fair value of indefinite-lived trademarks requires us to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the assumed market-royalty rate; the discount rate; terminal growth rates; and forecasts of revenue.

The fair value of reporting units for goodwill impairment testing purposes is measured primarily using present value techniques based on projected cash flows from the reporting unit.  The calculated results are evaluated for reasonableness using comparable company data.  The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.  The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, customer relationships, and certain property and equipment.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge; could have a significant impact on the conclusion that an asset group's carrying value is recoverable, that an indefinite-lived asset is not impaired, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

The Company performs its annual goodwill and indefinite-lived impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of October 3, 2015, the last day of the third fiscal quarter, was effectively the annual impairment test for 2015.  If financial conditions deteriorate, an additional interim assessment may be required in the fourth fiscal quarter.

The recorded impairment charges are noncash in nature and do not affect Vishay's liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill by segment for the nine fiscal months ended October 3, 2015 was as follows:

	Optoelectronic Components	Resistors & Inductors	Capacitors	Total

Balance at January 1, 2015	$96,849	$42,146	$5,364	$144,359
Goodwill impairment charges	-	-	(5,380)	(5,380)
Exchange rate effects	-	(592)	16	(576)
Balance at October 3, 2015	$$96,849	$41,554	$-	$138,403

Following the impairment charges recorded in the third fiscal quarter of 2015, the other intangible assets are as follows:

	October 3,	December 31,
	2015	2014

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$93,786	$108,190
Capitalized software	53,197	53,369
Customer relationships	85,526	153,853
Tradenames	35,758	39,612
Non-competition agreements	2,267	2,283
	270,534	357,307
Accumulated amortization:
Patents and acquired technology	(74,959)	(71,700)
Capitalized software	(46,976)	(45,979)
Customer relationships	(36,359)	(50,630)
Tradenames	(23,052)	(21,384)
Non-competition agreements	(1,769)	(1,360)
	(183,115)	(191,053)
Net Intangible Assets Subject to Amortization	87,419	166,254

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$107,778	186,613

Estimated annual amortization expense of intangible assets on the balance sheet at October 3, 2015 for the fourth fiscal quarter of 2015 and the next four years is as follows:

2015	$4,135
2016	15,314
2017	13,162
2018	9,180
2019	5,343

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
MOSFETs Enhanced Competitiveness Program	$1,445	$1,522	$3,737	$4,741
Voluntary Separation / Retirement Program	-	(94)	77	12,105
Modules Production Transfer Program	-	2,080	-	2,080
Global Cost Reduction Programs	879	-	5,580	-
Total	$2,324	$3,508	$9,394	$18,926

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	3,737
Cash paid	(400)
Balance at October 3, 2015	$10,567

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	77
Cash paid	(2,761)
Foreign currency translation	(234)
Balance at October 3, 2015	$1,756

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(567)
Foreign currency translation	(105)
Balance at October 3, 2015	$823

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$5,580
Cash paid	(410)
Foreign currency translation	(19)
Balance at October 3, 2015	$5,151

The following table summarizes the expense recognized by segment related to this program:

Diodes	$48
Resistors & Inductors	480
Capacitors	4,719
Unallocated Selling, General, and Administrative Expenses	333
Total	$5,580

Severance benefits are generally paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 3, 2015 and September 27, 2014 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the nine fiscal months ended October 3, 2015, the liabilities for unrecognized tax benefits increased by $130 on a net basis, principally due to increases for tax positions taken in prior periods and interest, offset by a decrease due to foreign currency effects.

During 2014, the Company borrowed $53,000 on its revolving credit facility to achieve future flexibility given the legal entity and the financial structure utilized for the Capella Microsystems Inc. ("Capella") acquisition.  Subsequent to the acquisition of the noncontrolling interests in Capella on December 31, 2014, the Company planned to repatriate cash from the 2014 earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc. The tax provision for the year ended December 31, 2014 included all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable related to that anticipated repatriation transaction.  During the second fiscal quarter of 2015, we reduced the balance of the revolving credit facility by approximately $45,000 using cash that was repatriated.  The final $11,000 from this repatriation transaction was repatriated in the third fiscal quarter of 2015 and used to further reduce the balance of the revolving credit facility, although some amounts were redrawn from the credit facility for other corporate purposes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	October 3, 2015	December 31, 2014

Credit facility	$173,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	105,719	103,841
Convertible senior debentures, due 2041	54,278	53,249
Convertible senior debentures, due 2042	60,127	59,190
	431,766	454,922
Less current portion	-	-
	$431,766	$454,922

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the August 31, 2015 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective August 31, 2015 (per $1 principal amount)	74.3326	54.2441	87.3974
Effective conversion price effective August 31, 2015 (per share)	$13.45	$18.44	$11.44
130% of the conversion price (per share)	$17.49	$23.97	$14.87
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at October 3, 2015 and December 31, 2014, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
October 3, 2015
Due 2040	$275,000	(170,111)	830	$105,719	$110,094
Due 2041	$150,000	(96,292)	570	$54,278	$62,246
Due 2042	$150,000	(90,255)	382	$60,127	$57,874
Total	$575,000	$(356,658)	$1,782	$220,124	$230,214

December 31, 2014
Due 2040	$275,000	(171,685)	526	$103,841	$110,094
Due 2041	$150,000	(97,092)	341	$53,249	$62,246
Due 2042	$150,000	(91,048)	238	$59,190	$57,874
Total	$575,000	$(359,825)	$1,105	$216,280	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
October 3, 2015
Due 2040	$1,547	535	22	198	$2,302
Due 2041	$844	272	12	92	$1,220
Due 2042	$844	270	13	105	$1,232
Total	$3,235	$1,077	$47	$395	$4,754

September 27, 2014
Due 2040	$1,547	495	22	93	$2,157
Due 2041	$844	251	11	(29)	$1,077
Due 2042	$844	251	13	13	$1,121
Total	$3,235	$997	$46	$77	$4,355

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
October 3, 2015
Due 2040	$4,641	1,574	66	304	$6,585
Due 2041	$2,532	800	36	229	$3,597
Due 2042	$2,532	793	40	144	$3,509
Total	$9,705	$3,167	$142	$677	$13,691

September 27, 2014
Due 2040	$4,641	1,456	66	62	$6,225
Due 2041	$2,532	737	35	(35)	$3,269
Due 2042	$2,532	737	40	12	$3,321
Total	$9,705	$2,930	$141	$39	$12,815

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Other Income (Expense)

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  Vishay owns and operates a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  Full production resumed on September 8, 2015.

As a result of this incident, through the end of the third fiscal quarter, the Company estimates that it has incurred $9,645 for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.  As of October 3, 2015, the Company has recorded a receivable of $4,295 for amounts which are probable of recovery under its insurance policies.  The accompanying condensed consolidated statements of operations for the fiscal quarter and nine fiscal months ended October 3, 2015 include, as a separate line item, a loss of $5,350 related to these items, which represents the insurance deductible and certain costs which are potentially not recoverable.

The Company's insurance coverage generally provides for replacement cost of damaged items.  Any amount expected to be received in excess of the book value of the damaged item will be treated as a gain, but will not be recorded until contingencies are resolved.  The Company also believes that it has valid claims under its business interruption insurance policies, but those claims cannot be quantified at this time.  The Company will not record a receivable for business interruption claims until all contingencies have been resolved.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2015	$(155,760)	$84,703	1,917	$(69,140)
Other comprehensive income (loss) before reclassifications	-	(57,174)	(1,424)	$(58,598)
Tax effect	-	-	498	$498
Other comprehensive income (loss) before reclassifications, net of tax	-	(57,174)	(926)	$(58,100)
Amounts reclassified out of AOCI	9,548	-	(680)	$8,868
Tax effect	(3,052)	-	238	$(2,814)
Amounts reclassified out of AOCI, net of tax	6,496	-	(442)	$6,054
Net other comprehensive income (loss)	$6,496	$(57,174)	$(1,368)	$(52,046)
Balance at October 3, 2015	$(149,264)	$27,529	$549	$(121,186)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 8 for further information).  The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $680 for the nine fiscal months ended October 3, 2015. These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated condensed statements of operations.

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2015 and 2014 for the Company's defined benefit pension plans:

	Fiscal quarter ended October 3, 2015		Fiscal quarter ended September 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$812	$-	$826
Interest cost	2,915	1,412	3,313	2,149
Expected return on plan assets	(3,391)	(448)	(3,578)	(534)
Amortization of prior service cost (credit)	16	-	(23)	1
Amortization of losses	2,048	1,278	1,507	677
Curtailment and settlement losses	-	-	15,588	-
Net periodic benefit cost	$1,588	$3,054	$16,807	$3,119

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2015 and September 27, 2014 for the Company's defined benefit pension plans:

	Nine fiscal months ended October 3, 2015		Nine fiscal months ended September 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,467	$-	$2,481
Interest cost	8,743	4,263	10,981	6,525
Expected return on plan assets	(10,174)	(1,358)	(11,694)	(1,591)
Amortization of prior service cost (credit)	48	-	(69)	3
Amortization of losses	6,144	3,859	5,127	2,055
Curtailment and settlement losses	-	-	15,588	-
Net periodic benefit cost	$4,761	$9,231	$19,933	$9,473

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

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2015 and 2014 for the Company's other postretirement benefit plans:

	Fiscal quarter ended October 3, 2015		Fiscal quarter ended September 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$31	$69	$29	$77
Interest cost	83	37	88	61
Amortization of prior service (credit)	(209)	-	(206)	-
Amortization of losses (gains)	22	19	(35)	9
Net periodic benefit cost	$(73)	$125	$(124)	$147

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2015 and September 27, 2014 for the Company's other postretirement benefit plans:

	Nine fiscal months ended October 3, 2015		Nine fiscal months ended September 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$91	$206	$87	$235
Interest cost	250	110	264	187
Amortization of prior service (credit)	(627)	-	(618)	-
Amortization of losses (gains)	67	57	(105)	29
Net periodic benefit cost	$(219)	$373	$(372)	$451

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Stock options	$-	$-	$-	-
Restricted stock units	933	(42)	2,771	1,572
Phantom stock units	-	-	141	131
Total	$933	$(42)	$2,912	1,703

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 3, 2015 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	8,547	1.2
Phantom stock units	-	0.0
Total	$8,547

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

Restricted Stock Units

RSU activity under the 2007 Program as of October 3, 2015 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	1,147	$12.75
Granted	349	13.60
Vested*	(162)	11.34
Cancelled or forfeited	(276)	12.88
Outstanding at October 3, 2015	1,058	$13.21

Expected to vest at October 3, 2015	836

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

Phantom stock unit activity under the phantom stock plan as of October 3, 2015 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2015	119
Granted	10	$14.09
Dividend equivalents issued	2
Redeemed for common stock	-
Outstanding at October 3, 2015	131

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

At December 31, 2014 and October 3, 2015, there were 105,000 options outstanding with a weighted average exercise price of $15.38.  At October 3, 2015, the weighted average remaining contractual life of all outstanding options was 1.57 years.

At October 3, 2015, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2015 of $9.81 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 3, 2015 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the nine fiscal months ended October 3, 2015, no options were exercised.

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

The Company evaluates business segment performance on operating income, exclusive of certain items ("segment operating income").  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, goodwill and long-lived asset impairment charges, and other items.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended October 3, 2015:
Product Sales	$109,446	$123,922	$70,008	$172,995	$83,547	$559,918
Royalty Revenues	-	-	-	736	-	$736
Total Revenue	$109,446	$123,922	$70,008	$173,731	$83,547	$560,654

Gross Margin	$16,795	$27,508	$22,969	$49,843	$13,029	$130,144

Fiscal quarter ended September 27, 2014:
Product Sales	$121,631	$151,444	$67,549	$189,419	$107,105	$637,148
Royalty Revenues	28	-	-	1,035	-	$1,063
Total Revenue	$121,659	$151,444	$67,549	$190,454	$107,105	$638,211

Gross Margin	$17,384	$36,135	$24,585	$59,581	$20,707	$158,392

Nine fiscal months ended October 3, 2015:
Product Sales	$322,553	$399,155	$211,610	$538,173	$270,474	$1,741,965
Royalty Revenues	11	-	-	2,584	-	$2,595
Total Revenue	$322,564	$399,155	$211,610	$540,757	$270,474	$1,744,560

Gross Margin	$45,261	$88,998	$69,483	$162,034	$50,888	$416,664

Nine fiscal months ended September 27, 2014:
Product Sales	$358,715	$437,944	$188,305	$569,944	$324,360	$1,879,268
Royalty Revenues	127	-	-	3,123	-	$3,250
Total Revenue	$358,842	$437,944	$188,305	$573,067	$324,360	$1,882,518

Gross Margin	$48,872	$100,606	$68,610	$181,096	$68,584	$467,768

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Operating margin reconciliation:
MOSFETs	$6,839	$7,824	$16,506	$19,804
Diodes	21,628	29,720	70,641	80,908
Optoelectronic Components	17,673	20,571	53,923	56,920
Resistors & Inductors	41,404	50,194	135,399	152,499
Capacitors	7,618	14,482	33,968	49,945
Restructuring and Severance Costs	(2,324)	(3,508)	(9,394)	(18,926)
Impairment of goodwill and long-lived assets	(62,980)	-	(62,980)	-
U.S. pension settlement charges	-	(15,588)	-	(15,588)
Unallocated Selling, General, and Administrative Expenses	(54,013)	(58,236)	(170,490)	(179,608)
Consolidated Operating Income	$(24,155)	$45,459	$67,573	$145,954

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$(27,666)	$26,971	$29,301	$88,423

Adjustment to the numerator for continuing operations and net earnings:
Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	14	50	44

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$(27,666)	$26,985	$29,351	$88,467

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	147,570	147,451	147,570	147,447
Outstanding phantom stock units	131	118	130	118
Adjusted weighted average shares	147,701	147,569	147,700	147,565

Effect of dilutive securities:
Convertible and exchangeable debt instruments	-	7,702	3,692	6,332
Restricted stock units	-	267	213	237
Other	-	8	2	8
Dilutive potential common shares	-	7,977	3,907	6,577

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares	147,701	155,546	151,607	154,142

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.19)	$0.18	$0.20	$0.60

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.19)	$0.17	$0.19	$0.57

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	20,364	-	13,537	-
Convertible Senior Debentures, due 2041	8,106	7,925	8,063	7,927
Convertible Senior Debentures, due 2042	13,060	-	4,353	-
Exchangeable Unsecured Notes, due 2102	2,512	-	-	-
Weighted average employee stock options	105	77	96	77
Weighted average other	1,059	710	768	705

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.45, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.44, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.44, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
October 3, 2015:
Assets:
Assets held in rabbi trusts	$38,623	$25,064	$13,559	$-
Available for sale securities	$3,971	3,971	-	-
	$42,594	$29,035	$13,559	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(830)	$-	$-	$(830)
Embedded derivative - convertible debentures due 2041	$(570)	-	-	(570)
Embedded derivative - convertible debentures due 2042	$(382)	-	-	(382)
	$(1,782)	$-	$-	$(1,782)
December 31, 2014:
Assets:
Assets held in rabbi trusts	$40,270	$26,853	13,417	$-
Available for sale securities	$15,432	4,439	10,993	-
	$55,702	$31,292	$24,410	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(526)	$-	$-	$(526)
Embedded derivative - convertible debentures due 2041	$(341)	-	-	(341)
Embedded derivative - convertible debentures due 2042	$(238)	-	-	(238)
	$(1,105)	$-	$-	$(1,105)

In accordance with ASC Subtopic 350-20, and as described in Note 2, the Company performed a nonrecurring fair value measurement of its Capacitors segment goodwill balance.  As a result of the fair value measurement, the goodwill of the Capacitors segment with a carrying value of was $5,380 was written down to its implied value of zero, resulting in an impairment charge of $5,380, recorded in the accompanying consolidated condensed statement of operations.

In accordance with ASC Subtopic 360-10, and as described in Note 2, the Company performed a nonrecurring fair value measurement of its Capella business long-lived assets.  As a result of the fair value measurement, the long-lived assets of its Capella business with carrying values of $68,500, were written down to their fair values of $10,900, resulting in a total impairment charge of $57,600, recorded in the accompanying consolidated condensed statement of operations.

The Company's nonrecurring fair value measurements of goodwill and long-lived assets held and used are considered Level 3 measurements.  See Note 2 for further information on the measurements and inputs.

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

The Company enters into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $29,000 as of October 3, 2015.  The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loans are repaid.  The forward contracts were renewed on the last day of the third fiscal quarter.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  Due to the timing of the renewal of the forward contracts, the value of the forward contracts was immaterial as of October 3, 2015.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities, at October 3, 2015 and December 31, 2014 is approximately $665,000 and $853,500, respectively, compared to its carrying value, excluding the derivative liabilities, of $429,984, and $453,817, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At October 3, 2015 and December 31, 2014, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments acquired in the 2014 Capella acquisition fully matured in the third fiscal quarter of 2015.  The assets were accounted for as available for sale instruments, at fair value.  The Company's remaining short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 3, 2015 and December 31, 2014, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share.  We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff and plan to further increase it; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In 2014, our Board of Directors instituted a quarterly dividend payment program.  We also have opportunistically repurchased our stock.  The permitted capacity to repurchase shares of stock or pay dividends under our credit facility increases each quarter by an amount equal to 20% of net income.  At October 3, 2015, our total permitted capacity to repurchase shares of stock or pay dividends under our credit facility is $172.0 million.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In response to the economic environment, we began implementing targeted cost reduction programs in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan.  Complete implementation of these targeted cost reduction programs is expected to occur before the end of the first fiscal quarter of 2016.  We initiated additional cost reduction programs in 2015, as more fully described in Note 3 to the consolidated condensed financial statements included in Item 1, and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on February 19, 2015.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 2 to the consolidated condensed financial statements included in Item 1), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.  Prior to completing the interim assessment of goodwill for impairment, we performed a recoverability test of certain depreciable and amortizable long-lived assets. As a result of those assessments, it was determined that the depreciable and amortizable assets associated with our Capella business were not recoverable, and we recorded impairment charges totaling $57.6 million to write-down the related assets to their fair value.  After completing step one of the goodwill impairment test, it was determined that the estimated fair value of the Capacitors reporting unit was less than the net book value of that reporting unit, requiring the completion of the second step of the impairment evaluation.  Upon completion of the step two analysis for the Capacitors reporting unit, we recorded a full goodwill impairment charge of $5.4 million.  As part of these analyses, we determined that our indefinite-lived Siliconix tradenames were not impaired and will continue to be reported as indefinite-lived intangible assets.  The recorded impairment charges are noncash in nature and do not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.  If financial conditions deteriorate, an additional interim assessment may be required in the fourth fiscal quarter.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.   We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.   As more fully described in Note 6 to our consolidated condensed financial statements included in Item 1, we recorded a loss of $5.4 million related to this incident.   The temporary shutdown adversely impacted revenues and margins of our Diodes segment (and total Vishay) for the third fiscal quarter of 2015.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Revenues continued to be negatively impacted by foreign currency exchange rates in the third fiscal quarter of 2015.  As described above, the temporary shutdown of our diodes manufacturing facility in Tianjin negatively impacted revenues in the third fiscal quarter of 2015. Revenues decreased versus the prior fiscal quarter and the third fiscal quarter of 2014.  Operating results met our expectations at this relatively low revenue level.  Lower revenues and orders resulted in a decrease in key financial metrics compared to the prior fiscal quarter and the third fiscal quarter of 2014.

Net revenues for the fiscal quarter ended October 3, 2015 were $560.7 million, compared to $638.2 million for the fiscal quarter ended September 27, 2014.  The net loss attributable to Vishay stockholders for the fiscal quarter ended October 3, 2015 was $(27.7) million, or $(0.19) per share, compared to net earnings attributable to Vishay stockholders of $27.0 million, or $0.17 per diluted share for the fiscal quarter ended September 27, 2014.

Net revenues for the nine fiscal months ended October 3, 2015 were $1,744.6 million, compared to $1,882.5 million for the nine fiscal months ended September 27, 2014.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 3, 2015 were $29.3 million, or $0.19 per diluted share, compared to $88.4 million, or $0.57 per diluted share for the nine fiscal months ended September 27, 2014.

Net earnings attributable to Vishay stockholders for the fiscal quarters and nine fiscal months ended October 3, 2015 and September 27, 2014 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

GAAP net earnings (loss) attributable to Vishay stockholders	$(27,666)	$26,971	$29,301	$88,423

Reconciling items affecting operating margin:
Restructuring and severance costs	$2,324	$3,508	$9,394	$18,926
Impairment of goodwill and long-lived assets	62,980	-	62,980	-
U.S. pension settlement charges	-	15,588	-	15,588

Reconciling items affecting other income (expense):
Loss related to Tianjin explosion	$5,350	$-	$5,350	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(16,831)	$(6,011)	$(19,327)	$(10,855)

Adjusted net earnings	$26,157	$40,056	$87,698	$112,082

Adjusted weighted average diluted shares outstanding	150,455	155,546	151,607	154,142

Adjusted earnings per diluted share *	$0.17	$0.26	$0.58	$0.73

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and nine fiscal months ended October 3, 2015 represent the effects of a weaker business environment in several of our customer end markets versus the prior year periods.  The business environment was improving in the first fiscal quarter of 2015, but unexpectedly weakened in the second fiscal quarter and failed to recover in the third fiscal quarter.  Our revenue results for the fiscal quarter and the nine fiscal months ended October 3, 2015 were negatively affected by foreign currency effects, especially from the euro, and the temporary shutdown of our diodes manufacturing facility in Tianjin, China.  Despite the negative foreign currency effect on revenues, we were able to maintain our profitability.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Despite revenues below our expected run-rate and the anticipated range for the third fiscal quarter of 2015, our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2014 through the third fiscal quarter of 2015 (dollars in thousands):

	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015

Net revenues	$638,211	$610,764	$593,436	$590,470	$560,654

Gross profit margin	24.8%	23.5%	24.4%	24.0%	23.2%

Operating margin (1)	7.1%	7.1%	8.0%	7.5%	-4.3%

End-of-period backlog	$598,000	$554,700	$559,600	$556,100	$535,500

Book-to-bill ratio	0.91	0.95	1.05	0.99	0.96

Inventory turnover	4.18	4.21	4.20	4.11	3.82

Change in ASP vs. prior quarter	-0.9%	-0.9%	-0.9%	-1.3%	-1.2%

(1)  Operating margin for the third and fourth fiscal quarters of 2014 and the first, second, and third fiscal quarters of 2015 includes $3.5 million, $2.0 million, $1.4 million, $5.7 million, and $2.3 million, respectively, of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2014 includes $15.6 million of U.S. pension settlement charges.  Operating margin for the third fiscal quarter of 2015 includes $63.0 million of goodwill and depreciable and amortizable long-lived asset impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues were below our expected range and decreased versus the prior fiscal quarters and third fiscal quarter of 2014.  Foreign currency exchange rates and the temporary shutdown of our diodes manufacturing facility in Tianjin, China negatively impacted revenues.  The order level in the third fiscal quarter of 2015 decreased compared to the prior fiscal quarter, which reduced the backlog and negatively impacted the book-to-bill ratio.  Our average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins decreased versus the prior fiscal quarter and third fiscal quarter of 2014.  The decreases are primarily due to volume decreases.  Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio in the third fiscal quarter of 2015 decreased to 0.96 from 0.99 in the second fiscal quarter of 2015.  The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.96 and 0.96, respectively, versus ratios of 0.98 and 1.00, respectively, during the second fiscal quarter of 2015.

For the fourth fiscal quarter of 2015, we anticipate revenues between $540 million and $580 million and gross margins of 21% to 23%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2014 through the third fiscal quarter of 2015 (dollars in thousands):

	3rd Quarter 2014	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015
MOSFETs
Net revenues	$121,659	$111,695	$106,770	$106,348	$109,446

Book-to-bill ratio	0.83	0.95	0.99	1.04	0.91

Gross profit margin	14.3%	9.6%	12.9%	13.8%	15.3%

Segment operating margin	6.4%	1.2%	4.2%	4.8%	6.2%

Diodes
Net revenues	$151,444	$141,344	$136,511	$138,722	$123,922

Book-to-bill ratio	0.89	0.83	1.01	0.97	1.05

Gross profit margin	23.9%	22.2%	21.9%	22.8%	22.2%

Segment operating margin	19.6%	17.8%	17.2%	18.4%	17.5%

Optoelectronic Components
Net revenues	$67,549	$69,943	$68,625	$72,977	$70,008

Book-to-bill ratio	0.96	0.99	1.09	1.02	0.95

Gross profit margin	36.4%	32.2%	32.3%	33.3%	32.8%

Segment operating margin	30.5%	23.7%	24.9%	26.3%	25.2%

Resistors & Inductors
Net revenues	$190,454	$186,549	$187,494	$179,532	$173,731

Book-to-bill ratio	0.98	1.02	1.05	0.99	0.95

Gross profit margin	31.3%	32.2%	31.4%	29.7%	28.7%

Segment operating margin	26.4%	27.3%	26.4%	24.8%	23.8%

Capacitors
Net revenues	$107,105	$101,233	$94,036	$92,891	$83,547

Book-to-bill ratio	0.90	0.94	1.15	0.92	0.93

Gross profit margin	19.3%	18.9%	21.6%	18.8%	15.6%

Segment operating margin	13.5%	12.7%	15.5%	12.7%	9.1%

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

We did not initiate any new restructuring projects in 2010, 2011, or 2012 and thus did not record any restructuring and severance expenses during such periods.  Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  On October 28, 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance.  We recorded $1.4 million of restructuring and severance expenses in the third fiscal quarter of 2015 for expenses related to these programs that were recognizable under GAAP during the period and $27.5 million of restructuring and severance expenses since these cost reduction programs were implemented.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

Additional programs were initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $0.9 million of restructuring and severance expenses in the third fiscal quarter of 2015 for expenses related to these programs that were recognizable under GAAP during the period and $5.6 million of restructuring and severance expenses since these global cost reduction programs began.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

The programs announced in 2015 are expected to reduce selling, general, and administrative costs by approximately $17 million annually.  These selling, general, and administrative cost reductions should be fully achieved by the end of 2016.  We are first soliciting volunteers to accept a voluntary separation / early retirement offer.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  Additional involuntary terminations will likely be necessary to achieve the cost reduction targets.

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

Goodwill

See Note 2 to our consolidated condensed financial statements for a description of our interim goodwill impairment test.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 3 to our consolidated condensed financial statements), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

After completing step one of the goodwill impairment test, it was determined that the estimated fair value of the Capacitors reporting unit was less than the net book value of that reporting unit, requiring the completion of the second step of the impairment evaluation. The estimated fair value of the Resistors & Inductors and Optoelectronic Components reporting units exceeded the net book value of those reporting units by ratios of 2.0x and 1.3x, respectively, and no second step was required for those reporting units.

Upon completion of the step two analysis for the Capacitors reporting unit, we recorded a full goodwill impairment charge of $5.4 million.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, tradenames, customer relationships, and certain property and equipment.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

We perform our annual goodwill impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of October 3, 2015, the last day of the fiscal third quarter, was effectively the annual impairment test for 2015. If financial conditions deteriorate, an additional interim assessment may be required in the fourth fiscal quarter.

The recorded impairment charges are noncash in nature and do not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

See Note 2 to our consolidated condensed financial statements for a description of our interim long-lived assets and indefinite-lived intangible assets impairment tests.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 2 to our consolidated condensed financial statements), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

Prior to completing the interim assessment of goodwill for impairment, we performed a recoverability test of certain depreciable and amortizable long-lived assets. As a result of those assessments, it was determined that the depreciable and amortizable assets associated with our Capella business were not recoverable, and we recorded impairment charges totaling $57.6 million to write-down the related assets to their fair value.

As part of our impairment analyses, we determined that our Siliconix tradenames, with a carrying value of $20.4 million, were not impaired and will continue to be reported as indefinite-lived intangible assets.  The estimated fair value of the Siliconix tradenames exceeded the carrying value by a narrow margin.  They will continue to be closely monitored for impairment.

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

The evaluation of the fair value of indefinite-lived trademarks requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the assumed market-royalty rate; the discount rate; terminal growth rates; and forecasts of revenue.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the conclusion that an asset group's carrying value is recoverable, that an indefinite-lived asset is not impaired, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

We perform our annual indefinite-lived asset impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of October 3, 2015, the last day of the fiscal third quarter, was effectively the annual impairment test for 2015. If financial conditions deteriorate, an additional interim assessment may be required in the fourth fiscal quarter.

The recorded impairment charges are noncash in nature and do not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was significantly stronger during the third fiscal quarter and first nine fiscal months of 2015 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the third fiscal quarter and first nine fiscal months of 2015 have been favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $29 million as of October 3, 2015.  The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loans are repaid.  The forward contracts were renewed on the last day of the third fiscal quarter.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of products sold	76.8%	75.2%	76.1%	75.2%
Gross profit	23.2%	24.8%	23.9%	24.8%
Selling, general & administrative expenses	15.9%	14.7%	15.9%	15.3%
Operating income (loss)	-4.3%	7.1%	3.9%	7.8%
Income (loss) before taxes and noncontrolling interest	-5.9%	6.1%	2.9%	6.9%
Net earnings (loss) attributable to Vishay stockholders	-4.9%	4.2%	1.7%	4.7%
________
Effective tax rate	16.4%	30.5%	40.6%	31.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$560,654	$638,211	$1,744,560	$1,882,518
Change versus comparable prior year period	$(77,557)		$(137,958)
Percentage change versus comparable prior year period	-12.2%		-7.3%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-5.5%	-0.2%
Decrease in average selling prices	-3.3%	-2.8%
Foreign currency effects	-5.1%	-5.9%
Acquisitions	1.1%	1.6%
Other	0.6%	0.0%
Net change	-12.2%	-7.3%

Our revenue results for the fiscal quarter and nine fiscal months ended ended October 3, 2015 were negatively affected by foreign currency effects and the temporary shutdown of our diodes manufacturing facility in Tianjin, China.  Demand for our products in the third fiscal quarter of 2015 was lower compared to the third fiscal quarter of 2014.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $61.0 million and $67.1 million for the nine fiscal months ended October 3, 2015 and September 27, 2014, respectively, or 3.4% of gross revenues for both periods.  Actual credits issued under the programs during the nine fiscal months ended October 3, 2015 and September 27, 2014 were $67.9 million and $67.6 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues in the consolidated condensed statements of operations, were approximately $2.6 million and $3.3 million for the nine fiscal months ended October 3, 2015 and September 27, 2014, respectively.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended October 3, 2015 were 23.2% and 23.9%, respectively, versus 24.8% and 24.8%, respectively, for the comparable prior year periods.  The decrease in gross profit margins for the fiscal quarter and nine fiscal months ended October 3, 2015 versus the prior year periods is primarily due to the decrease in sales volume.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$109,446	$121,659	$322,564	$358,842
Change versus comparable prior year period	$(12,213)		$(36,278)
Percentage change versus comparable prior year period	-10.0%		-10.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-2.8%	-3.3%
Decrease in average selling prices	-5.7%	-4.9%
Foreign currency effects	-2.0%	-2.4%
Other	0.5%	0.5%
Net change	-10.0%	-10.1%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross profit margin	15.3%	14.3%	14.0%	13.6%

In the fiscal quarter and nine fiscal months ended October 3, 2015, Vishay's MOSFETs segment continued to run on a lower revenue level versus the prior year.  Revenues were negatively impacted by weak demand from distributors especially in Asia, negative impacts from declining average selling prices, and the change in the euro foreign currency exchange rate.  The decrease in revenues was partially offset by growth in the business selling IC products directly to end customers in Asia.

The gross profit margin increased slightly versus the prior year periods. The increase is primarily due to inventory build associated with the restructuring program.  The negative foreign currency exchange rate impact on revenues was offset by the positive impact on corresponding costs. Gross profit declined as the cost reduction activities and the inventory build could not fully offset the decline in average selling prices.

The pricing pressure for our established MOSFETs products continues.  We have experienced a significant decline in average selling prices versus the prior year quarter, a moderate decline versus the prior year year-to-date, and a slight decline versus the prior fiscal quarter.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment.  We continue to implement the program, which is long-term in nature and will not provide significant improvement until the program is close to full implementation.  See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$123,922	$151,444	$399,155	$437,944
Change versus comparable prior year period	$(27,522)		$(38,789)
Percentage change versus comparable prior year period	-18.2%		-8.9%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-12.0%	-1.4%
Decrease in average selling prices	-3.6%	-3.0%
Foreign currency effects	-4.0%	-4.7%
Other	1.4%	0.2%
Net change	-18.2%	-8.9%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross profit margin	22.2%	23.9%	22.3%	23.0%

Diodes segment revenues for the fiscal quarter and nine fiscal months ended October 3, 2015 decreased significantly versus the prior quarter and prior year periods.  Revenues were impacted by a significant decline in volume, lower average selling prices, and foreign currency exchange rate effects, especially from the euro.  Revenues were particularly impacted by a reduction in sales to Asian distributors.  Revenues to end customers in America increased.

The gross profit margin decreased slightly versus the prior year periods.  The cost reduction programs could not fully offset the negative impacts from decreased average selling prices, decreased sales volume, and the effects of general cost inflation.

The slightly reduced pricing pressure for our established Diodes products especially in the first fiscal quarter of this year did not continue.  We have experienced a moderate price decline versus the prior year periods and a slight price decline versus the prior fiscal quarter.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.   We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  The temporary shutdown adversely impacted revenues and margins of our Diodes segment (and total Vishay) for the third fiscal quarter of 2015.

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment. See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$70,008	$67,549	$211,610	$188,305
Change versus comparable prior year period	$2,459		$23,305
Percentage change versus comparable prior year period	3.6%		12.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.2%	9.8%
Decrease in average selling prices	-2.9%	-3.6%
Foreign currency effects	-5.3%	-6.9%
Acquisition	10.6%	14.2%
Other	0.0%	-1.1%
Net change	3.6%	12.4%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross profit margin	32.8%	36.4%	32.8%	36.4%

The Optoelectronic Components segment experienced a moderate decrease in revenues in the fiscal quarter ended October 3, 2015, versus the prior fiscal quarter, which still results in a moderate increase versus the prior year quarter. The increase from the Capella acquisition (see below) and a growing business with end customers in Asia offset negative foreign currency exchange rate effects, especially from the euro, and declining average selling prices. Sales to distribution declined in the third fiscal quarter.

The increase in revenues did not lead to an increase in gross profit margin versus the prior year periods due to lower average selling prices and general cost inflation.  The Capella acquisition also contributed at a lower gross margin percentage than our existing Optoelectronic Components businesses.  Gross profit margin was positively impacted by favorable foreign currency exchange rate in Asia.

We have experienced a reduced and therefore only slight decline in the average selling prices in the third fiscal quarter of 2015 versus the prior year periods and prior fiscal quarter.

In 2014, we acquired Capella, a fabless IC design company specializing in optoelectronic products, in a two step transaction completed on December 31, 2014.  Capella is included in the Optoelectronic Components segment results from the date we obtained control in September 2014.  Although the Capella business has not performed as expected, we still believe that the addition of Capella has strengthened the in-house design capabilities of our entire Optoelectronic Components business.

In the third fiscal quarter of 2015, we recorded long-lived depreciable and amortizable asset impairment charges of $57.6 million in the Optoelectronic Components segment.  See "Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets" above.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$173,731	$190,454	$540,757	$573,067
Change versus comparable prior year period	$(16,723)		$(32,310)
Percentage change versus comparable prior year period	-8.8%		-5.6%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	0.6%	4.7%
Decrease in average selling prices	-2.5%	-1.9%
Foreign currency effects	-7.0%	-7.9%
Other	0.1%	-0.5%
Net change	-8.8%	-5.6%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross profit margin	28.7%	31.3%	30.0%	31.6%

Net revenues in the fiscal quarter and nine fiscal months ended October 3, 2015 for the Resistors & Inductors Segment decreased versus the prior year periods.  The increase in sales volume was not enough to offset the unfavorable impact of foreign currency exchange rates and a decline of average selling prices.  Region Europe experienced the largest decrease in revenues versus the prior year periods mainly due to the unfavorable foreign currency exchange rate change.  The decrease in revenues versus the prior year periods was experienced in all industry segments.  The automotive and military and aerospace end markets have been least affected.

The gross profit margin for the segment has decreased slightly primarily due to lower revenues and inflationary effects.  The successfully implemented cost reduction measures were not sufficient to offset the unfavorable impact from lower revenues.

Average selling prices have declined slightly versus the prior quarter and prior year quarter, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net revenues	$83,547	$107,105	$270,474	$324,360
Change versus comparable prior year period	$(23,558)		$(53,886)
Percentage change versus comparable prior year period	-22.0%		-16.6%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-15.1%	-10.2%
Decrease in average selling prices	-1.9%	-1.1%
Foreign currency effects	-6.6%	-7.4%
Acquisition	0.0%	1.1%
Other	1.6%	1.0%
Net change	-22.0%	-16.6%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Gross profit margin	15.6%	19.3%	18.8%	21.1%

The Capacitors segment revenues for the fiscal quarter and nine fiscal months ended October 3, 2015 have decreased significantly versus the prior year periods.  Unfavorable foreign currency exchange rate significantly impacted revenues.  All regions experienced a decline in revenues with region Europe experiencing the sharpest decline.  Revenues to distribution and the automotive and industrial end markets were most significantly reduced.  The segment was also significantly impacted by the reduced activity level in the oil and gas industry, especially in the U.S.  Revenues to the medical end market increased versus prior year period.  Revenues to the industrial and medical end markets increased versus the prior quarter, while revenues to the other end markets decreased.

The gross profit margin decreased versus prior year periods.  The unfavorable impact of lower sales on margins could not be offset by cost reductions in variable and fixed costs.

The average selling prices declined slightly versus the prior quarter and prior year periods, in line with expectations.

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

In the third fiscal quarter of 2015, we recorded goodwill impairment charges of $5.4 million in the Capacitors segment.  See "Goodwill" and "Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets" above.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Total SG&A expenses	$88,995	$93,837	$276,717	$287,300
as a percentage of revenues	15.9%	14.7%	15.9%	15.3%

The overall decrease in SG&A expenses is primarily attributable to foreign currency exchange rate effects, the benefits of our voluntary separation / early retirement program (see "Cost Management" above), and the non-repetition of additional SG&A expenses incurred in 2014 to close acquisitions, partially offset by SG&A expenses of acquired companies and additional compensation costs in general.  SG&A expenses decreased sequentially in the third fiscal quarter due to cost reduction and containment efforts, some of which are temporary.

In 2015, we announced additional cost reduction programs which are expected to decrease SG&A expenses by approximately $17 million annually, when fully implemented.  See "Cost Management" above.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Amortization of intangible assets	$5,888	$4,667	$18,260	$12,293
Net loss (gain) on sales of assets	(1)	(88)	(116)	(65)

The acquisitions of Capella and Holy Stone Polytech in 2014 increased our amortizable intangible assets balance by $78.2 million.  We recorded amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015 (see "Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets" above), which will decrease our future amortization expense.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 3, 2015 increased $0.5 million versus the fiscal quarter ended September 27, 2014.  Interest expense for the nine fiscal months ended October 3, 2015 increased by $1.8 million versus the nine fiscal months ended September 27, 2014.  The increases are primarily due to higher average outstanding balances on our revolving credit facility and increases in the estimated values of the embedded derivatives associated with our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 3, 2015	September 27, 2014	Change
Foreign exchange gain (loss)	$2,125	$145	$1,980
Interest income	1,115	1,172	(57)
Other	-	(1,791)	1,791
	$3,240	$(474)	$3,714

	Nine fiscal months ended
	October 3, 2015	September 27, 2014	Change
Foreign exchange gain (loss)	$3,873	$(968)	$4,841
Interest income	3,340	3,656	(316)
Other	647	(1,642)	2,289
	$7,860	$1,046	$6,814

Income Taxes

For the fiscal quarter and nine fiscal months ended October 3, 2015, our effective tax rate was 16.4% and 40.6%, respectively, as compared to 30.5% and 31.2%, respectively, for the fiscal quarter and nine fiscal months ended September 27, 2014.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  While our effective tax rate is generally less than the U.S. statutory rate, the effective tax rates the fiscal quarter and nine fiscal months ended October 3, 2015 are impacted by a write-off of non-deductible goodwill and an impairment charge in a lower tax rate jurisdiction.

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

During the nine fiscal months ended October 3, 2015, the liabilities for unrecognized tax benefits increased by $0.1 million on a net basis, principally due to increases for tax positions taken in prior periods and interest, offset by a decrease due to foreign currency effects.

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

We generated positive cash flows from operations and free cash during the fiscal quarter ended October 3, 2015.  Despite a slow start in terms of free cash generation, we continue to expect cash generation in 2015 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure. We have completed three issuances of low-coupon convertible debentures utilizing the proceeds of those debenture offerings to repurchase 44.3 million shares of our common stock.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013.  The total revolving commitment of our credit facility is currently $640 million, and we have the ability to request up to an additional $50 million of incremental commitments, subject to the satisfaction of certain conditions. At October 3, 2015 and December 31, 2014, $173 million and $200 million, respectively, were outstanding under our credit facility. The credit facility provides a revolving commitment through August 8, 2018.

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

We were in compliance with all financial covenants under the credit facility at October 3, 2015. Our interest expense coverage ratio and leverage ratio were 11.06 to 1 and 2.0 to 1, respectively. We expect to continue to be in compliance with these covenants based on current projections.

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

Our permitted capacity to repurchase shares of our outstanding common stock or pay cash dividends under the credit facility increases each quarter by an amount equal to 20% of net income. At October 3, 2015, our credit facility allowed us to repurchase our common stock or pay cash dividends up to $172.0 million. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid each quarter in 2014 and the first three fiscal quarters of 2015. The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.

The balance of our revolving credit facility was $200 million at December 31, 2014. We borrowed $113 million and repaid $140 million on our credit facility during the nine fiscal months ended October 3, 2015.  We borrowed $53 million in 2014 to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition.  During the second fiscal quarter of 2015, we reduced the balance of the revolving credit facility by approximately $45 million using cash that was repatriated.  An additional $11 million was repatriated in the third fiscal quarter of 2015 and used to further reduce the balance of the revolving credit facility, although some amounts were redrawn from the facility for other corporate purposes.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $192.2 million and the highest amount outstanding on our credit facility at a month end was $215 million during the nine fiscal months ended October 3, 2015.

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

Substantially all of our October 3, 2015 cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries. At the present time, we expect that cash and profits generated by our non-U.S. subsidiaries prior to 2014, cash generated in 2014 which is not funding the dividend program or the Capella acquisition, and cash generated in 2015 which is not funding the dividend program will continue to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

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

The interest rates on our short-term investments average 0.5% and are approximately 37 basis points higher than interest rates on our cash accounts. Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at October 3, 2015 and December 31, 2014 (in thousands):

	October 3, 2015	December 31, 2014

Credit facility	$173,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	105,719	103,841
Convertible senior debentures, due 2041*	54,278	53,249
Convertible senior debentures, due 2042*	60,127	59,190
Total debt	431,766	454,922

Cash and cash equivalents	390,305	592,172
Short-term investments	688,987	514,776

Net cash and short-term investments (debt)	$647,526	$652,026

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

Our financial condition as of October 3, 2015 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.2 to 1 as of December 31, 2014.  The increase in the ratio is primarily due to an increase in inventory and a decrease in accounts payable.  Our ratio of total debt to Vishay stockholders' equity was 0.24 to 1 at October 3, 2015 as compared to a ratio of 0.25 to 1 at December 31, 2014.  The decrease in the ratio is primarily due to credit facility repayments.

Cash flows provided by operating activities were $153.6 million for the nine fiscal months ended October 3, 2015, as compared to cash flows provided by operations of $197.0 million for the nine fiscal months ended September 27, 2014.  The decrease is primarily due to lower net earnings and changes in deferred taxes in 2015.

Cash paid for property and equipment for the nine fiscal months ended October 3, 2015 was $86.8 million, as compared to $90.5 million for the nine fiscal months ended September 27, 2014. We expect capital spending of approximately $145 million in 2015.  Our expectation has been adjusted based on the current business environment.

Cash paid for dividends to our common and Class B common stockholders totalled $26.6 million and $26.5 million for the nine fiscal months ended October 3, 2015 and September 27, 2014, respectively. We expect dividend payments in 2015 to total approximately $35.4 million. However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid in each quarter of 2014 and the first three fiscal quarters of 2015.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2015	$8,854	March
Three fiscal months ended July 4, 2015	8,854	June
Three fiscal months ended October 3, 2015	8,854	September

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015 and Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed with the SEC on August 4, 2015, describe certain of our legal proceedings.  Except as set forth below, there have been no material developments to the legal proceedings previously disclosed.

Since August 26, 2015, the Company has been named as a defendant in purported antitrust class action complaints filed by 1) Microsystems Development Technologies, Inc., Nebraska Dynamics, Inc., MakersLED LLC, Chip-Tech, LTD., Michael Brooks, Top Floor Home Improvements, and Schuster Electronics, Inc., each in the United States District Court for the Northern District of California; 2) Sean Allott in the Ontario Superior Court of Justice; and 3) Daniel Klein in the Supreme Court of British Columbia. The complaints allege restraints of trade in resistors by the Company and other manufacturers, and seek injunctive relief and unspecified joint and several treble damages. The Company intends to defend vigorously against the complaints.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015.

Certain acquisitions will increase the risks inherent in our business.

Our acquisition of Capella Microsystems (Taiwan) Inc. is unique compared to our past acquisitions.  Most of our previous acquisitions were established businesses with substantial tangible assets.  As a fabless design business, most of the assets acquired in the Capella transaction are intangible.  The Capella business has not performed as expected.  As a result, it was determined that the depreciable and amortizable long-lived assets of Capella were not recoverable, and we recorded impairment charges of $57.6 million to write-down the related assets to their fair value.  If the acquired business continues to not perform as expected, we may be required to record further impairment charges related to those intangible assets, with limited ability to monetize any of those assets.  There are significant risks specific to the acquired business that could result in it continuing to not perform as expected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	First Amendment to Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 11, 2015.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 3, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  November 3, 2015