Form 10-K
period 2015-12-31
VISHAY INTERTECHNOLOGY INC
filed 2016-02-17
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($11.63 on July 4, 2015), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,582,000,000. There is no non-voting stock outstanding.

As of February 12, 2016, registrant had 135,564,729 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2015, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2015

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

	Years Ended December 31,
	2015	2014	2013

Asia	40%	39%	38%
Europe	34%	37%	37%
Americas	26%	24%	25%

The share of net revenues by end market was as follows:

	Years Ended December 31,
	2015	2014	2013

Industrial	35%	34%	29%
Automotive	26%	24%	21%
Telecommunications	10%	10%	11%
Computing	8%	9%	13%
Consumer Products	7%	9%	8%
Power Supplies	5%	5%	8%
Military and Aerospace	5%	5%	6%
Medical	4%	4%	4%

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions.  We have often targeted high margin niche business acquisitions, such as Huntington Electric, HiRel Systems, and MCB Industrie.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella, and plan to use the technology and engineering capabilities acquired to further grow our business.  The 2014 acquisitions accounted for 2.2% of 2015 revenues.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash." Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 19 years and "free cash" in excess of $80 million in each of the past 14 years. We expect the benefits of our restructuring and other cost cutting measures (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2015, our cash and short-term investment balance exceeded our debt balance by $657.8 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through December 10, 2020, of which $442.7 million was available as of December 31, 2015.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We plan to continue to use our research and development ("R&D"), engineering, and product marketing resources to continually roll out new and innovative products. As part of our plan to foster intensified internal growth, we have increased our R&D and engineering technical staff by approximately 20% since 2009.  In addition, we are increasing our technical field sales force in Asia by about 25% to increase opportunities to design-in our products in local markets. Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

We are directing increased funding and are focusing on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.

Cost Management

We place a strong emphasis on controlling our costs. We focus on controlling fixed costs and reducing variable costs. When our ongoing cost management activites are not adequate, we take actions to maintain our cost competitiveness including restructuring our business to improve efficiency and operating performance.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment
MOSFETs	Film Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Metal Film Resistors
• Medium-Voltage Power MOSFETs	• Thin Film Resistors
• High-Voltage Planar MOSFETs	• Thick Film Resistors
• High-Voltage Super Junction MOSFETs	• Power Thick Film Resistors
• Automotive-Grade MOSFETs	• Metal Oxide Film Resistors
ICs	• Carbon Film Resistors
• VRPower® DrMOS Integrated Power Stages
• Power Management and Power Control ICs	Wirewound Resistors
• Smart Load Switches	• Vitreous, Cemented, and Housed Resistors
• Analog Switches and Multiplexers	• Braking and Neutral Grounding Resistors
• Custom Load Banks
Diodes Segment	Power Metal Strip® Resistors
Rectifiers	Battery Management Shunts
• Schottky Rectifiers	Crowbar and Steel Blade Resistors
• Ultra-Fast Recovery Rectifiers	Thermo Fuses
• Standard and Fast Recovery Rectifiers	Chip Fuses
• High-Power Rectifiers/Diodes	Pyrotechnic Initiators / Igniters
• Bridge Rectifiers	Variable Resistors
Small-Signal Diodes	• Cermet Variable Resistors
• Schottky and Switching Diodes	• Wirewound Variable Resistors
• Zener Diodes	• Conductive Plastic Variable Resistors
• RF PIN Diodes	• Contactless Potentiometers
Protection Diodes	• Hall Effect Position Sensors
• TVS Diodes or TRANSZORB® (uni-directional, bi-directional)	• Precision Magnetic Encoders
• ESD Protection Diodes (including arrays)	Networks/Arrays
Thyristors/SCR	Non-Linear Resistors
• Phase-Control Thyristors	• NTC Thermistors
• Fast Thyristors	• PTC Thermistors
IGBTs	• Thin Film RTDs
• Field Stop Trench	• Varistors
• Punch Through Trench	Magnetics
Power Modules	• Inductors
• Input Modules (diodes and thyristors)	• Wireless Charging Coils
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	• Planar Devices
• Custom Modules	• Transformers
• Custom Magnetics
Optoelectronic Components Segment	Connectors
Infrared Emitters and Detectors
Optical Sensors	Capacitors Segment
• Proximity	Tantalum Capacitors
• Ambient Light	• Molded Chip Tantalum Capacitors
• Light Index (RGBW, UV, IR)	• Molded Chip Polymer Tantalum Capacitors
• Humidity	• Coated Chip Tantalum Capacitors
• Quadrant Sensors	• Solid Through-Hole Tantalum Capacitors
• Transmissive	• Wet Tantalum Capacitors
• Reflective	Ceramic Capacitors
Infrared Remote Control Receivers	• Multilayer Chip Capacitors
Optocouplers	• Disc Capacitors
• Phototransistor, Photodarlington	• Multilayer Chip RF Capacitors
• Linear	• Chip Antennas
• Phototriac	• Thin Film Capacitors
• High Speed	Film Capacitors
• IGBT and MOSFET Driver	Power Capacitors
Solid-State Relays	Heavy-Current Capacitors
LEDs and 7-Segment Displays	Aluminum Electrolytic Capacitors
Infrared Data Transceiver Modules	ENYCAPTM Energy Storage Capacitors
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

Resistors and Inductors Segment

Our Resistors and Inductors business is our original business. We maintain the broadest portfolio of resistor products worldwide.  Under current market conditions, the business is solid, predictable, and growing at relatively stable selling prices.  We are a market leader with a strong technology base, many specialty products, and strong brand recognition (such as our Dale, Draloric, Beyschlag, Sfernice, and HiRel Systems brands). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products.  We do not aim to be the volume leader in commodity markets.

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

All of our manufacturing operations have received ISO 9001 certification.  ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. The distribution of sales by customer type for 2015 is shown below:

Distributors	53%
OEMs	39%
EMS companies	8%

Our sales organizations are regionally based. While our sales and support procedures are typically similar across all regions, we remain flexible in our ability to offer programs tailored to our customers' specific support requirements in each local area.  The aim of our sales organizations is supporting our customers across all product lines, developing new design wins, negotiating contracts, and providing general commercial support as would normally be expected of a large multi-national sales force.

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

We also employ research and development personnel and promote programs at a number of our production facilities to develop new products and new applications of existing products and to improve manufacturing processes and technologies.  This decentralized system encourages product development at individual manufacturing facilities, closer to our customers.

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

Employees

As of December 31, 2015, we employed approximately 22,400 full time employees, of whom approximately 89% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

Risks relating to our business generally

Our business is cyclical and future periods of decline and recovery are not predictable.

The electronic component industry is highly cyclical and experiences periods of decline from time to time. We and others in the electronic component industry have experienced these conditions in the recent past and cannot predict when we may experience such downturns in the future.  Market conditions, such as a decline in product demand on a global basis, could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are driven by market conditions in the end markets for our products. Changes in the demand mix, needed technologies, and these end markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition.  A slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

We have incurred and will continue to incur restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  In 2013 and 2015, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The programs primarily focus on enhancing the competitiveness of our MOSFETs segment, reducing selling, general, and administrative expenses company-wide, and improving the performance of certain product lines within our Capacitors and Resistors & Inductors segments.  We incur accelerated depreciation expenses related to assets that will no longer be used after the associated restructuring programs are implemented.  The expenses associated with the programs have been and will continue to be recorded as they become recognizable under generally accepted accounting principles ("GAAP").  Complete implementation of all of the programs is expected to occur before the end of 2017.

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

Our acquisition of Capella Microsystems (Taiwan) Inc. is unique compared to our past acquisitions.  Most of our previous acquisitions were established businesses with substantial tangible assets.  As a fabless design business, most of the assets acquired in the Capella transaction were intangible.  The Capella business has not performed as expected.  As a result, it was determined in the third fiscal quarter of 2015 that the depreciable and amortizable long-lived assets of Capella were not recoverable, and we recorded impairment charges of $57.6 million in the third fiscal quarter of 2015 to write-down the related assets to their fair value.  If the acquired business continues to not perform as expected, we may be required to record further impairment charges related to those intangible assets, with limited ability to monetize any of those assets.  There are significant risks specific to the acquired business that could result in it continuing to not perform as expected.

As a fabless design business, Capella is substantially dependent on independent third-party foundries and subcontractors to manufacture its products. If Capella cannot obtain sufficient capacity commitments, if Capella's foundries and subcontractors suffer financial instability, liquidity issues, or insolvency proceedings affecting their ability to manufacture our products, or if Capella's foundries and subcontractors experience production delays for other reasons, the supply of its products could be disrupted, which could adversely affect our business. If demand for its products increases significantly, we have no assurances that Capella's third-party foundries and subcontractors will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships. Also, even if Capella's foundries and subcontractors are able to meet our increased demand, those third-party manufacturers may decide to charge significantly higher wafer prices to us, which could reduce our gross margin or require us to offset the increased costs by increasing prices to our customers, either of which could harm our business and operating results.

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

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $437 million as of December 31, 2015, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

We have substantial operations outside the United States, and approximately 74% of our revenues during 2015 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 45 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2015, $1,080.9 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.  Except as described in Note 5 to our consolidated financial statements, earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.  If additional cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign jurisdictions.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2015, the holders of Class B common stock held approximately 47.2% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.4% of our Class B common stock and 42.3% of the total voting power of our capital stock as of December 31, 2015.

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

At December 31, 2015, our business had 50 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Antitrust Class Action Complaints

Vishay Polytech Co., Ltd. ("VPC"), a subsidiary of Vishay which was purchased from Holy Stone Enterprises Co., Ltd. ("Holy Stone") in June 2014, is a named defendant, among other manufacturers, in purported antitrust class action complaints in the United States and Canada.  The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, and seek injunctive relief and unspecified joint and several treble damages. Vishay Intertechnology, Inc. is a party to similar cases filed in Canada.

On December 9, 2015, the Taiwan Fair Trade Commission  ("TFTC") announced a fine of approximately $1,000,000 against VPC and concluded that VPC, along with other capacitor manufacturers, participated in meetings and had bilateral communications in which sensitive business information had been exchanged in violation of applicable antitrust laws.  The TFTC subsequently notified VPC of the TFTC's intent to grant VPC full immunity and reduce its fine to zero based on VPC's cooperation and future commitment to compliance. The conduct attributable to VPC occurred prior to the acquisition of that entity by Vishay.

Holy Stone has agreed to indemnify Vishay and VPC for losses, including penalties and expenses associated with the litigation and investigation described above.  Notwithstanding this indemnity obligation, the Company and VPC intend to defend vigorously against the civil complaints.

Since August 2015, the Company has been named as a defendant in purported antitrust class action complaints in the United States and Canada alleging restraints of trade in resistors by the Company and other unaffiliated manufacturers, and seeking injunctive relief and unspecified joint and several treble damages. The Company intends to defend vigorously against the complaints.

Intellectual Property Matters

We are engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In addition, we have observed that in the current business environment, electronic component and semiconductor companies have become more aggressive in asserting and defending patent claims against competitors. We are a party to disputes alleging infringement of third-party patents.  We will continue to vigorously defend our intellectual property rights.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 17, 2016:

Name	Age	Positions Held
Marc Zandman*	54	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	67	Chief Executive Officer, President, and Director
Lori Lipcaman	57	Executive Vice President and Chief Financial Officer
Dieter Wunderlich	63	Executive Vice President and Chief Operating Officer
Johan Vandoorn	58	Executive Vice President and Chief Technical Officer
David Valletta	55	Executive Vice President Worldwide Sales

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay's Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 33.6% of the total voting power of our capital stock as of December 31, 2015.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 12, 2016. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

On February 3, 2014, the Company's Board of Directors instituted a quarterly cash dividend program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.06 per share of common stock and Class B common stock were paid in each fiscal quarter of 2014 and 2015.  We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends remains subject to authorization of our Board of Directors.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock and the quarterly cash dividends declared.

	Common stock price range				Dividends declared
	2015		2014		per share
	High	Low	High	Low	2015	2014

Fourth quarter	$12.32	$9.83	$14.85	$12.37	$0.06	$0.06
Third quarter	$12.03	$9.22	$16.34	$14.30	$0.06	$0.06
Second quarter	$13.95	$11.59	$15.61	$13.98	$0.06	$0.06
First quarter	$14.61	$12.68	$15.44	$12.90	$0.06	$0.06

At February 12, 2016, we had outstanding 12,129,227 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.4% of our Class B common stock and 42.3% of the total voting power of our capital stock.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and a peer group of companies selected by our management. The peer group is made up of five publicly-held manufacturers of semiconductors, resistors, capacitors, and other electronic components.* Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer's stock market capitalization. The line graph assumes that $100 had been invested at December 31, 2010 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2010	2011	2012	2013	2014	2015

Vishay Intertechnology, Inc.	100	61.24	72.41	90.33	97.96	85.15
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P MidCap 400 Index	100	98.27	115.83	154.64	169.74	166.05
Peer Group*	100	77.94	73.99	84.76	98.64	98.42
___________
*	AVX Corporation, Fairchild Semiconductor International Inc., KEMET Corporation, and ON Semiconductor Corporation.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2015, 2014, 2013, 2012, and 2011. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):
	As of and for the years ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)

Statement of Operations Data:
Net revenues	$2,300,488	$2,493,282	$2,370,979	$2,230,097	$2,594,029
Costs of products sold	1,758,268	1,881,990	1,803,719	1,703,424	1,874,043
Gross profit	542,220	611,292	567,260	526,673	719,986

Selling, general, and administrative expenses	362,226	385,696	368,542	349,625	367,623
Restructuring and severance costs	19,215	20,897	2,814	-	-
Goodwill and long-lived assets impairment charges	62,980	-	-	-	-
U.S. pension settlement charges	-	15,588	-	-	-
Executive compensation charges (credit)	-	-	(1,778)	-	5,762
Gain on sale of property	-	-	-	(12,153)	-
Operating income	97,799	189,111	197,682	189,201	346,601

Other income (expense)
Interest expense	(25,685)	(24,457)	(23,130)	(22,604)	(19,277)
Other	7,976	2,489	1,853	3,440	3,792
Loss related to Tianjin explosion	(5,350)	-	-	-	-
Total other income (expense)	(23,059)	(21,968)	(21,277)	(19,164)	(15,485)

Income before taxes and noncontrolling interest	74,740	167,143	176,405	170,037	331,116
Income taxes	182,473	49,300	52,636	46,506	91,119
Net earnings (loss)	(107,733)	117,843	123,769	123,531	239,997
Noncontrolling interest	781	214	789	793	1,176
Net earnings (loss) attributable to Vishay stockholders	$(108,514)	$117,629	$122,980	$122,738	$238,821

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.73)	$0.80	$0.85	$0.82	$1.49

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.73)	$0.77	$0.81	$0.79	$1.42

Weighted average shares outstanding – basic	147,700	147,567	144,963	149,117	160,094
Weighted average shares outstanding – diluted	147,700	153,716	151,417	155,844	168,514

Cash dividends per share	$0.24	$0.24	$-	$-	$-

Balance Sheet Data:
Total assets (6)	$3,152,986	$3,274,151	$3,224,455	$3,006,263	$2,984,143
Long-term debt, less current portion (6)	436,738	444,055	352,227	382,917	389,467
Working capital (6)	1,429,768	1,461,686	1,510,032	1,354,797	1,366,962
Total Vishay stockholders' equity	1,622,476	1,825,366	1,872,756	1,623,328	1,603,006
_________________________________________________________

(1) Includes $19,215,000 of restructuring and severance costs, $62,980,000 of goodwill and long-lived assets impairment charges, a loss of $5,350,000 related to the Tianjin explosion, and a $163,954,000 one-time tax expense related to the planned repatriation of foreign earnings to the United States.  These items, net of their tax consequences, had a negative $1.45 effect on earnings (loss) per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
(2) Includes the results of Holy Stone Polytech, from June 11, 2014, and the results of Capella from September 1, 2014, including the noncontrolling interest for the period before full control was obtained.  Also includes $20,897,000 of restructuring and severance costs, $15,588,000 of U.S. pension plan non-cash settlement charges, and a $1,228,000 one-time tax benefit related to tax law changes.  These items, net of their tax consequences, had a negative $0.15 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
(3) Includes the results of MCB Industrie, from June 13, 2013. Also includes a net pretax reversal of stock-based compensation expense recognized for the performance-based RSUs scheduled to vest on January 1, 2014, which were originally reported as a separate line item upon the cessation of employment of certain former executive officers in 2011 of $1,778,000, a $2,867,000 one-time tax benefit due to a new law enacted in Israel in July 2013 which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increases our deferred tax assets, and a $1,330,000 one-time tax benefit due to the retroactive enactment of the American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013, partially offset by $2,814,000 of restructuring and severance costs. These items, net of their related tax consequences, had a positive $0.02 effect on earnings per share attributable to Vishay stockholders. These items are more fully described in the notes to the consolidated financial statements.
(4)	Includes the results of HiRel Systems LLC from January 13, 2012. Also includes net pretax gain on the sale of property in Belgium vacated as a result of restructuring in prior years of $12,153,000 and a $4,036,000 one-time tax benefit related to the release of deferred tax valuation allowances in Israel following a merger of several of our wholly-owned subsidiaries in Israel which will allow for the realization of these tax benefits. These items, net of their related tax consequences, had a positive $0.08 effect on earnings per share attributable to Vishay stockholders.
(5)	Includes the results of the resistor businesses of Huntington Electric from September 28, 2011. Also includes net pretax charges of $5,762,000 to accelerate the recognition of certain executive compensation expenses upon the passing of our founder and former Executive Chairman of the Board, Dr. Zandman, and for elements of executive compensation payable upon the resignation of our former Chief Financial Officer. Also includes $10,024,000 of one-time tax expense related to the write-down of deferred tax assets in Israel to reflect the lower corporate income tax rate enacted in January 2011 on certain types of income earned after December 31, 2010 and $6,538,000 of one-time tax benefits recorded in the fourth fiscal quarter primarily related to the release of deferred tax valuation allowances in various jurisdictions. These items, net of their related tax consequences, had a negative $0.04 effect on earnings per share attributable to Vishay stockholders.
(6)	The Total assets and Long-term debt, less current portion and Working capital for the years ended December 31, 2014, 2013, 2012, and 2011 have been adjusted to reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. As more fully described in Note 1 to our consolidated financial statements, effective in the fourth fiscal quarter of 2015, we early adopted two ASUs that required retrospective adoption to previously issued financial statements.

Management believes that stating the impact on net earnings of items such as goodwill and long-lived assets impairment charges, restructuring and severance costs, material pension settlement charges, executive compensation charges (credits), material gains and losses on sales of property, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense of $164.0 million, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We began implementing targeted cost reduction programs in the fourth fiscal quarter of 2013 to support our profitability without jeopardizing our growth plan.  Complete implementation of these targeted cost reduction programs is expected to occur before the end of the first fiscal quarter of 2016.  We initiated additional cost reduction programs in 2015.  Our cost reduction programs are more fully described in Note 4 to the consolidated financial statements and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 3 to the consolidated financial statements), we determined that interim goodwill and indefinite-lived intangible assets impairment tests were required as of the end of the third fiscal quarter of 2015.  Prior to completing the interim assessment of goodwill for impairment, we performed a recoverability test of certain depreciable and amortizable long-lived assets. As a result of those assessments, it was determined that the depreciable and amortizable assets associated with our Capella business were not recoverable, and we recorded impairment charges totaling $57.6 million to write-down the related assets to their fair value.  After completing step one of the goodwill impairment test, it was determined that the estimated fair value of the Capacitors reporting unit was less than the net book value of that reporting unit, requiring the completion of the second step of the impairment evaluation.  Upon completion of the step two analysis for the Capacitors reporting unit, we recorded a full goodwill impairment charge of $5.4 million.  As part of these analyses, we determined that our indefinite-lived Siliconix tradenames were not impaired and will continue to be reported as indefinite-lived intangible assets.  The recorded impairment charges are noncash in nature and do not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.  If financial conditions deteriorate, an interim assessment may be required before the next annual assessment.  See additional information regarding the goodwill and indefinite-lived intangible assets impairment tests in the Note 3 to the consolidated financial statements.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.   We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.   As more fully described in Note 8 to our consolidated financial statements, we recorded a loss of $5.4 million related to this incident.   The temporary shutdown adversely impacted revenues and margins of our Diodes segment (and total Vishay) for the year ended December 31, 2015.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Net revenues in the fourth fiscal quarter of 2015 were relatively flat versus the prior fiscal quarter, but decreased versus the prior year quarter. Net revenues for 2015 decreased versus 2014 and operating results are close to our expectations at this relatively low revenue level.  Ongoing weakness in several key markets and a growing skepticism concerning China burdened the economic environment in the fourth fiscal quarter of 2015 and resulted in a decrease in many key financial metrics compared to the prior year quarter and prior quarters.

Net revenues for the year ended December 31, 2015 were $2.300 billion, compared to net revenues of $2.493 billion and $2.371 billion for the years ended December 31, 2014 and 2013, respectively. The net loss attributable to Vishay stockholders for the year ended December 31, 2015 was $108.5 million, or $0.73 per share, compared to net earnings attributable to Vishay stockholders of $117.6 million, or $0.77 per diluted share, and $123.0 million, or $0.81 per diluted share, for the years ended December 31, 2014 and 2013, respectively.

The results of operations for the years ended December 31, 2015, 2014, and 2013 include items affecting comparability as listed in the reconciliation below. The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions. These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results. Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2015	2014	2013

GAAP net earnings (loss) attributable to Vishay stockholders	$(108,514)	$117,629	$122,980

Reconciling items affecting operating margin:
Restructuring and severance costs	$19,215	$20,897	$2,814
Goodwill and long-lived assets impairment charges	62,980	-	-
U.S. pension settlement charges	-	15,588	-
Executive compensation charges (credit)	-	-	(1,778)

Reconciling items affecting other income (expense):
Loss related to Tianjin explosion	$5,350	$-	$-

Reconciling items affecting tax expense (benefit):
Tax effects of items above and other one-time tax expense (benefit)	$129,969	$(12,846)	$(4,552)

Adjusted net earnings	$109,000	$141,268	$119,464

Adjusted weighted average diluted shares outstanding	151,329	153,716	151,417

Adjusted earnings per diluted share *	$$0.72	$$0.92	$$0.79

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for 2015 represent the effects of a weaker business environment in several of our customer end markets versus 2014.  Our revenue results for the year ended December 31, 2015 were negatively affected by foreign currency effects, especially from the euro, and the temporary shutdown of our diodes manufacturing facility in Tianjin, China.  Despite the negative foreign currency effect on revenues, we were able to maintain our profitability.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Our pre-tax results were consistent with expectations based on our business model. Our results for 2013 - 2014 demonstrate our ability to react quickly to changing economic environments, successfully implement cost reduction measures when necessary to sustain earnings, and organically grow our business.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, operating margin, segment operating income, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in our inventory turnover and our or publicly available average selling prices ("ASP").

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

Pricing in our industry can be volatile.  Using our and publicly available data, we analyze trends and changes in average selling prices to evaluate likely future pricing. The erosion of average selling prices of established products is typical for semiconductor products.  We attempt to offset this deterioration with ongoing cost reduction activities and new product introductions.  Our specialty passive components are more resistant to average selling price erosion.  All pricing is subject to governing market conditions.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2014 through the fourth fiscal quarter of 2015 (dollars in thousands):
	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015

Net revenues	$610,764	$593,436	$590,470	$560,654	$555,928

Gross profit margin	23.5%	24.4%	24.0%	23.2%	22.6%

Operating margin (1)	7.1%	8.0%	7.5%	-4.3%	5.4%

End-of-period backlog	$554,700	$559,600	$556,100	$535,500	$514,500

Book-to-bill ratio	0.95	1.05	0.99	0.96	0.97

Inventory turnover	4.21	4.20	4.11	3.82	3.90

Change in ASP vs. prior quarter	-0.9%	-0.9%	-1.3%	-1.2%	-0.7%
_______________
(1) Operating margin for the fourth fiscal quarter of 2014 and the first, second, third, and fourth fiscal quarters of 2015 includes $2.0 million, $1.4 million, $5.7 million, $2.3 million and $9.8 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements). Operating margin for the third fiscal quarter of 2015 includes $63.0 million of goodwill and depreciable and amortizable long-lived asset impairment charges (see Note 3 to our consolidated financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues for the fourth fiscal quarter of 2015 were relatively flat versus the third fiscal quarter of 2015, and within our expected range.  Foreign currency exchange rates negatively impacted revenues throughout 2015.  Our average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross margins decreased versus the prior fiscal quarter and the fourth fiscal quarter of 2014.  The decreases are primarily due to the decrease in average selling prices and reduced volume. Gross margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013 and will continue to be negatively impacted until the complete implementation of our cost reduction programs.

The book-to-bill ratio increased to 0.97 in the fourth fiscal quarter of 2015 from 0.96 in the third fiscal quarter of 2015. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.02 and 0.91, respectively, versus ratios of 0.96 and 0.96, respectively, during the third fiscal quarter of 2015.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2014 through the fourth fiscal quarter of 2015 (dollars in thousands):

	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015

MOSFETs
Net revenues	$111,695	$106,770	$106,348	$109,446	$104,119

Book-to-bill ratio	0.95	0.99	1.04	0.91	0.90

Gross profit margin	9.6%	12.9%	13.8%	15.3%	12.8%

Segment operating margin	1.2%	4.2%	4.8%	6.2%	4.7%

Diodes
Net revenues	$141,344	$136,511	$138,722	$123,922	$134,776

Book-to-bill ratio	0.83	1.01	0.97	1.05	0.97

Gross profit margin	22.2%	21.9%	22.8%	22.2%	22.8%

Segment operating margin	17.8%	17.2%	18.4%	17.5%	18.7%

Optoelectronic Components
Net revenues	$69,943	$68,625	$72,977	$70,008	$67,943

Book-to-bill ratio	0.99	1.09	1.02	0.95	0.91

Gross profit margin	32.2%	32.3%	33.3%	32.8%	28.2%

Segment operating margin	23.7%	24.9%	26.3%	25.2%	21.3%

Resistors & Inductors
Net revenues	$186,549	$187,494	$179,532	$173,731	$166,664

Book-to-bill ratio	1.02	1.05	0.99	0.95	1.03

Gross profit margin	32.2%	31.4%	29.7%	28.7%	27.8%

Segment operating margin	27.3%	26.4%	24.8%	23.8%	23.0%

Capacitors
Net revenues	$101,233	$94,036	$92,891	$83,547	$82,426

Book-to-bill ratio	0.94	1.15	0.92	0.93	0.99

Gross profit margin	18.9%	21.6%	18.8%	15.6%	19.3%

Segment operating margin	12.7%	15.5%	12.7%	9.1%	13.2%
__________

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

We did not complete any acquisitions during the year ended December 31, 2015.  In the fourth fiscal quarter of 2015, we deposited the $6.8 million purchase price of Sonntag Electronic GmbH ("Sonntag").  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.

There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

2014 Activities

On June 11, 2014, we acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech" or "Vishay Polytech Co. Ltd."), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired. We are using the technology acquired to begin to penetrate the polymer tantalum capacitor market.  For financial reporting purposes, the results and operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014.

On July 11, 2014, we entered into an agreement to acquire Capella for approximately NT$6,051 million or $205 million at then-current exchange rates. Capella is a fabless IC design company specializing in optoelectronic sensors that was publicly traded in Taiwan. As a first step in the acquisition, we launched a tender offer for Capella's outstanding shares.  We acquired the remaining outstanding shares of Capella pursuant to the merger agreement on December 31, 2014.  The acquisition has strengthened the in-house design capabilities of our entire optoelectronic components business.

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

Due to the nature of Capella's business, $74.5 million of the purchase price was allocated to definite-lived intangible assets.  While we still expect that the addition of Capella will, in the mid- and long-term, add considerable value through the creation of an in-house design capability, the business has not performed as expected in its traditional end-market of smart phones.  Accordingly, we recognized impairment charges of $57.6 million in the third fiscal quarter of 2015 to write-down the acquired Capella assets to their fair value.  See Note 3 to our consolidated financial statements for further information on the impairment charge.

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

We define variable costs as expenses that vary with respect to quantity produced.  Fixed costs do not vary with respect to quantity produced over the relevant time period.  Contributive margin is calculated as net revenue less variable costs.  It may be expressed in dollars or as a percentage of net revenue. Management uses this measure to determine the amount of profit to be expected for any change in revenues.  While these measures are typical cost accounting measures, none of these measures are recognized in accordance with GAAP.  The classification of expenses as either variable or fixed is judgemental and other companies might classify such expenses differently.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.

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

Our cost management strategy also includes a focus on controlling fixed costs recorded as costs of products sold or selling, general, and administrative expenses and maintaining our break-even point (adjusted for acquisitions).  We seek to limit increases in selling, general, and administrative expenses to the rate of inflation, excluding foreign currency exchange effects and substantially independent of sales volume changes. At constant fixed costs, we would expect each $1 million increase in revenues to increase our operating income by approximately $460,000 to $480,000.  Sudden changes in the business conditions, however, may not allow us to quickly adapt our manufacturing capacity and cost structure.

Occasionally, our ongoing cost containment activities are not adequate and we must take actions to maintain our cost competitiveness.  We incurred significant restructuring expenses in our past to reduce our cost structure.  Historically, our primary cost reduction technique was through the transfer of production to the extent possible from high-labor-cost countries to lower-labor-cost countries.  We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs.  Since 2013, our cost reduction programs have primarily focused on reducing fixed costs, including selling, general, and administrative expenses.

In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $5.5 million of restructuring and severance expenses in 2015 for the expenses that were recognizable under GAAP during the period and $29.2 million of restructuring and severance expenses since these cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

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

The project for the MOSFETs segment is occurring over a period of approximately two years, ending in 2016. The manufacture of wafers for certain critical products will be transferred into a more cost-efficient fab. As a consequence, certain other wafer manufacturing currently occurring in-house will be transferred to third-party foundries.

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

The total costs associated with the voluntary separation / early retirement program were approximately $13.4 million.  We will realize an annual reduction in fixed costs of approximately $10 million, split approximately 35% in manufacturing and 65% in selling, general, and administrative expenses.

Two other smaller cost reduction programs relate to the transfer of production of certain products within our Diodes segment, which were initiated in the third fiscal quarter of 2014.  Both programs are connected to production moves, in order to take advantage of lower labor costs in one program and from the consolidation of manufacturing locations in the other.  We will realize annual cost savings of approximately $3 million.

Additional programs were initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $13.8 million of restructuring and severance expenses in 2015 for expenses related to these programs.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

Although the current cost reduction plans include streamlining and consolidating production of certain product lines, only one facility closure is currently expected pursuant to these programs.  Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2016.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

Our long-term strategy includes growth through the integration of acquired businesses, and GAAP requires plant closure and employee termination costs that we incur in connection with our acquisition activities to be recorded as expenses in our consolidated statement of operations, as such expenses are incurred. We have not incurred any material plant closure or employee termination costs related to any of the businesses acquired since 2011, but we expect to have some level of future restructuring expenses due to acquisitions.

Even as we seek to manage our costs, we continue to pursue our growth plans through investing in capacities for strategic product lines, and through increasing our resources for R&D, technical marketing, and field application engineering; supplemented by opportunistic acquisitions of specialty businesses.
Growth Plan
We are focused on enhancing stockholder value and improving earnings per share by growing our business and opportunistically repurchasing our stock. We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our R&D and engineering technical staff by approximately 20% since 2009; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia by about 25% to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business. These efforts as well as our broad and innovative product portfolio and strong position in distribution worldwide have us positioned very well in case of a dramatic upturn in the economy.  Our growth plan also targets adding, through acquisitions, $100 million of revenues per year on average. Since 2011, we have acquired the specialty product businesses of Huntington Electric, HiRel Systems, LLC, and MCB Industrie.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella and plan to use the technology and engineering capabilities acquired to further grow our business.  We continue to explore additional acquisition opportunities despite the current economic volatility.

Goodwill

See Notes 1 and 3 to our consolidated financial statements for a description of our goodwill impairment tests.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 4 to our consolidated financial statements), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

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

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

See Notes 1 and 3 to our consolidated financial statements for a description of our long-lived assets and indefinite-lived intangible assets impairment tests.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 4 to our consolidated financial statements), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was significantly stronger during 2015 compared to the prior years, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior years.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2015 have been favorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

See Item 7A for additional discussion of foreign currency exchange risk and forward contracts used to mitigate certain foreign currency risks.

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

Goodwill

See Notes 1 and 3 to our consolidated financial statements for a description of our goodwill impairment tests.

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

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

See Notes 1 and 3 to our consolidated financial statements for a description of our long-lived assets and indefinite-lived intangible assets impairment analyses.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2015, one customer comprised 14.6% of our accounts receivable balance.  This customer comprised 14.7% of our accounts receivable balance as of December 31, 2014.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2015 or December 31, 2014.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly. We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. qualified pension plan	$236,890	$258,092	$21,202	$-	$21,202	$70,517
U.S. non-qualified pension plans	37,232	-	(37,232)	24,132	(13,100)	5,624
German pension plans	166,276	-	(166,276)	3,604	(162,672)	50,362
Taiwanese pension plans	62,146	23,623	(38,523)	-	(38,523)	18,750
Other pension plans	29,177	27,640	(1,537)	-	(1,537)	4,104
OPEB plans	14,397	-	(14,397)	-	(14,397)	(1,683)
Other retirement obligations	13,559	-	(13,559)	-	(13,559)	-
	$559,677	$309,355	$(250,322)	$27,736	$(222,586)	$147,674

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

For our U.S. qualified plan, we establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Based on current market interest rate conditions and the current market value of the plan assets, our qualified defined benefit plan in the U.S. is fully-funded.  In the second fiscal quarter of 2015, we began the process of terminating the Company's U.S. qualified pension plan (see below).  Accordingly, we have revised the asset allocation strategy for this plan such that all investments are in fixed income securities or cash.

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

The Vishay Retirement Plan is fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, we are required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35 million.

We continue to  seek to de-risk our pension exposures. Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

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

During the fourth fiscal quarter of 2015, we recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings (including $20 million of 2015 earnings and $280 million of earnings from prior periods).  We recognized this tax expense in 2015 following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.

During 2014, the Company recognized income tax expense on foreign earnings in anticipation of a repatriation intended to repay $53 million of borrowings on its revolving credit facility used for the Capella acquisition.  The tax provision for the year ended December 31, 2014 included all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions.  That repatriation was completed in 2015.

Except as described above, as of December 31, 2015, no provision has been made for U.S. federal and state income taxes of foreign earnings, which are deemed to be reinvested outside the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign taxes and withholding taxes payable to various foreign jurisdictions.

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  In 2014, the U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns through the 2011 tax year.  The tax returns of principal non-U.S. subsidiaries which are currently under examination include Germany (2009 through 2012), India (2004 through 2012), and Israel (2009 through 2012).  We and our subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

During 2014, certain tax examinations were completed and certain statutes of limitations lapsed.  Our tax provision for the year ended December 31, 2014 includes tax benefits related to the resolution of these matters.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2015	2014	2013

Costs of products sold	76.4%	75.5%	76.1%
Gross profit	23.6%	24.5%	23.9%
Selling, general, and administrative expenses	15.7%	15.5%	15.5%
Operating income	4.3%	7.6%	8.3%
Income before taxes and noncontrolling interest	3.2%	6.7%	7.4%
Net earnings (loss) attributable to Vishay stockholders	(4.7)%	4.7%	5.2%
________
Effective tax rate	244.1%	29.5%	29.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2015	2014	2013

Net revenues	$2,300,488	$2,493,282	$2,370,979
Change versus prior year	$(192,794)	$122,303
Percentage change versus prior year	-7.7%	5.2%

Changes in net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Change in volume	-0.8%	6.6%
Decrease in average selling prices	-3.0%	-2.5%
Foreign currency effects	-5.4%	0.0%
Acquisitions	1.3%	1.4%
Other	0.2%	-0.3%
Net change	-7.7%	5.2%

Our revenue results for 2015 were negatively affected by foreign currency effects.  Overall, the business conditions in 2014 were better than the conditions in both 2015 and 2013. Our revenue results for 2014 were positively affected by increased demand for our products and overall higher demand compared to the prior year.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $83.1 million, $89.6 million, and $84.3 million, for the years ended December 31, 2015, 2014, and 2013, respectively, or, as a percentage of gross sales, 3.5%, 3.5%, and 3.4%, respectively. Actual credits issued under the programs for the years ended December 31, 2015, 2014, and 2013 were approximately $84.0 million, $87.9 million, and $83.2 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $3.3 million, $4.5 million, and $6.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2015 were 23.6%, as compared to 24.5% for the year ended December 31, 2014.  The decrease was due primarily to lower volume and lower average selling prices.

Gross profit margins for the year ended December 31, 2014 were 24.5%, as compared to 23.9% for the year ended December 31, 2013.  The increase was due primarily to higher volume and our cost reduction efforts partially offset by lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Net revenues	$426,683	$470,537	$449,477
Change versus comparable prior year period	$(43,854)	$21,060
Percentage change versus comparable prior year period	-9.3%	4.7%

Changes in MOSFETs segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Change in volume	-2.4%	11.7%
Decrease in average selling prices	-5.1%	-5.7%
Foreign currency effects	-2.2%	0.0%
Other	0.4%	-1.3%
Net change	-9.3%	4.7%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2015	2014	2013

Gross profit margin	13.7%	12.7%	13.2%

Throughout 2015, the MOSFETs segment ran on a lower revenue level versus the prior year.  Revenues were negatively impacted by weak demand from distributors especially in Asia (offsetting nearly two-thirds of the gain experienced in 2014), negative impacts from declining average selling prices, and the change in the euro foreign currency exchange rate.  The decrease in revenues was partially offset by growth in the business selling IC products and dedicated products for the automotive market.

The gross margin percentage increased slightly versus the prior year.  The increase is primarily due to inventory build associated with the restructuring program.  Together with the realized cost reductions, the inventory build approximately offset the decline in average selling prices. The development in the foreign currency exchange rates, which negatively impacted revenues, positively impacted costs of sales. These impacts nearly completely offset at the gross margin level.  Additional depreciation associated with our cost reduction program continued to burden the gross margin.

Typical pricing pressure continues, although at a slightly reduced level, for our established MOSFETs products.  We have experienced significant declines in average selling prices in both 2015 versus 2014 and 2014 versus 2013.  In both years, the decline was partially supported by lower materials prices.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. We continue to implement the program, which is long-term in nature and is expected to provide significant improvement beginning in the second fiscal quarter of 2016. See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Net revenues	$533,931	$579,288	$547,264
Change versus comparable prior year period	$(45,357)	$32,024
Percentage change versus comparable prior year period	-7.8%	5.9%

Changes in Diodes segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Change in volume	-0.2%	9.3%
Decrease in average selling prices	-3.5%	-2.9%
Foreign currency effects	-4.4%	0.0%
Other	0.3%	-0.5%
Net change	-7.8%	5.9%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2015	2014	2013

Gross profit margins	22.4%	22.8%	22.2%

Diodes segment revenues for 2015 decreased significantly versus the prior year.  The decrease in Asia exceeded the gain experienced in 2014. Volume gains in Europe were completely offset by negative foreign currency exchange rate effects.  Revenues to end customers in America also increased.

The Diodes segment was able to significantly offset the decrease in average selling prices and general cost inflation to maintain gross margin percentage in line with the prior years with a significant effort in cost reductions and in purchasing at lower prices.  The positive impact on costs of sales from the foreign currency exchange rates could not fully offset the negative impact on revenues.

Typical pricing pressure for our established Diodes products continues.  We have experienced a moderate price decline in 2015 versus 2014 and a slight price decline in 2014 versus 2013.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  The temporary shutdown adversely impacted 2015 revenues and margins of our Diodes segment (and total Vishay).

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment.  See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Net revenues	$279,553	$258,248	$228,245
Change versus comparable prior year period	$21,305	$30,003
Percentage change versus comparable prior year period	8.2%	13.1%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Increase in volume	6.5%	10.3%
Decrease in average selling prices	-3.0%	-2.1%
Acquisition	11.5%	5.2%
Foreign currency effects	-6.0%	0.1%
Other	-0.8%	-0.4%
Net change	8.2%	13.1%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2015	2014	2013

Gross profit margin	31.7%	35.3%	33.6%

The Optoelectronic Components segment experienced an increase in revenues primarily due to the Capella acquisition (see below).  Revenues for the segment were significantly burdened by foreign currency exchange rate effects.  Volume increases, especially in our existing Europe and Asia businesses, were offset by the negative impact of declining average selling prices and negative foreign currency exchange rate effects.

The increase in revenues did not lead to an increase in gross profit margin versus prior year due to lower average selling prices and general cost inflation that was partially offset by cost reductions.  The Capella acquisition also contributed at a lower gross margin percentage than our existing Optoelectronic Components businesses.  The negative impact on revenues from the foreign currency exchange rate effects was partially offset by the corresponding positive impact on cost of sales.

In both years 2015 and 2014, we experienced slight declines in average selling prices versus the prior years. However, the pricing pressure for our established Optoelectronic Components products slightly increased in 2015.

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

In the third fiscal quarter of 2015, we recorded long-lived depreciable and amortizable asset impairment charges of $57.6 million in the Optoelectronic Components segment.  See Note 3 to our consolidated financial statements.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Net revenues	$707,421	$759,616	$706,248
Change versus comparable prior year period	$(52,195)	$53,368
Percentage change versus comparable prior year period	-6.9%	7.6%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Increase in volume	2.7%	8.2%
Decrease in average selling prices	-2.2%	-2.3%
Foreign currency effects	-7.2%	0.0%
Acquisitions	0.0%	2.0%
Other	-0.2%	-0.3%
Net change	-6.9%	7.6%

Gross profit margins for the Resistors & Inductors segment were as follows:

	Years ended December 31,
	2015	2014	2013

Gross profit margin	29.5%	31.7%	31.4%

The Resistors & Inductors segment reported lower net revenues in 2015.  The increase in sales volume was not enough to offset the unfavorable impact of foreign currency exchange rate fluctuations and a decline in average selling prices.  The revenue decline is most significant in Europe, mainly due to the weaker euro.  Net revenues in Asia are relatively flat versus the prior year.  Virtually all industry segments contributed to the revenue decline.  Sales to distributors and the industrial market experienced the largest declines, representing more than 50% of the revenue decline on a yearly basis.

Despite significant savings in operating costs and lower metals/materials prices, the gross profit margin declined primarily due to unfavorable foreign currency exchange rates, a slight decrease in average selling prices, and inflationary effects.

Average selling prices declined slightly in both 2015 versus 2014 and 2014 versus 2013, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 4 to our consolidated financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Net revenues	$352,900	$425,593	$439,745
Change versus comparable prior year period	$(72,693)	$(14,152)
Percentage change versus comparable prior year period	-17.1%	-3.2%

Changes in Capacitors segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013

Change attributable to:
Decrease in volume	-10.5%	-5.9%
Change in average selling prices	-1.3%	1.1%
Acquisition	0.5%	1.5%
Foreign currency effects	-6.8%	0.1%
Other	1.0%	0.0%
Net change	-17.1%	-3.2%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2015	2014	2013

Gross profit margin	18.9%	20.5%	20.0%

Net revenues of the Capacitors segment have decreased significantly versus the prior year.  All regions experienced a decline with Europe, which is negatively impacted by the foreign currency exchange rates, experiencing the sharpest decline.  Sales to the industrial market were significantly reduced, mainly due to the discontinuation of government spending for renewable energy projects and the lower spending activities in the oil and gas industry.  Sales to the automotive segment also declined significantly.

Significant savings from the cost reduction program initiated in 2015 (see below), along with metal/material price savings, were not sufficient to fully offset the unfavorable foreign currency exchange rate fluctuations and inflationary effects.  As a result, the gross profit margin declined versus 2014, but improved in the fourth fiscal quarter of 2015 versus the two prior fiscal quarters.

The average selling prices declined slightly versus the prior years, consistent with our historical experience.

On June 11, 2014, we acquired Holy Stone Polytech, a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20.6 million, net of cash acquired.  We are using the technology acquired to begin to penetrate the polymer tantalum capacitor market.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 4 to our consolidated financial statements.

In the third fiscal quarter of 2015, we recorded goodwill impairment charges of $5.4 million in the Capacitors segment.  See Note 3 to our consolidated financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013

Total SG&A expenses	$362,226	$385,696	$368,542
as a percentage of sales	15.7%	15.5%	15.5%

The overall decrease in SG&A expenses in 2015 versus 2014 is primarily attributable to foreign currency exchange rate effects, the benefits of our voluntary separation / early retirement program (see "Cost Management" above), and the non-repetition of additional SG&A expenses incurred in 2014 to close acquisitions, partially offset by SG&A expenses of acquired companies and additional compensation costs in general.  The overall increase in SG&A expenses in 2014 versus 2013 is primarily attributable to the non-repetition of temporary cost containment measures implemented in the first fiscal quarter of 2013, SG&A expenses of acquired companies, and additional compensation costs in general, partially offset by the benefits of our voluntary separation / early retirement program. We also incurred additional SG&A expenses in 2014 to close the Holy Stone Polytech and Capella acquisitions.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2015	2014	2013

Amortization of intangible assets	$21,829	$18,651	$15,068
Net (gains) losses on sales of assets	(86)	(195)	26

The acquisitions of Holy Stone Polytech in the second fiscal quarter of 2014 and a controlling interest in Capella in the third fiscal quarter of 2014 increased our amortizable intangible assets balance by $78.2 million.  We recognized amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015.  See Note 3 to our consolidated financial statements for further information on the impairment charges and an estimate of our annual amortization expense through 2020.  Additional acquisition activity will increase these amounts.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses. See "Cost Management" above.

Other Income (Expense)

2015 Compared to 2014

Interest expense for the year ended December 31, 2015 increased by $1.2 million versus the year ended December 31, 2014.  The increase is primarily due to higher outstanding balances on our revolving credit facility and increased amortization of the debt discounts associated with our convertible senior debentures.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2015	2014	Change

Foreign exchange gain (loss)	$3,180	$(1,115)	$4,295
Interest income	4,397	4,939	(542)
Other	399	(1,335)	1,734
	$7,976	$2,489	$5,487

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

Income Taxes

For the years ended December 31, 2015, 2014, and 2013, the effective tax rates were 244.1%, 29.5%, and 29.8%, respectively. The effective tax rates are generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances.  While our effective tax rate is generally less than the U.S. statutory rate, the effective tax rate for the year ended December 31, 2015 is impacted by the tax-effect of the planned cash repatriation described below, and by a write-off of non-deductible goodwill and an impairment charge in a lower tax-rate jurisdiction.

Income tax expense for the years ended December 31, 2015, 2014, and 2013 include certain discrete tax items for repatriation transactions, changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items were $152.4 million in 2015, $1.2 million (tax benefit) in 2014, and $4.2 million (tax benefit) in 2013.

For the year ended December 31, 2015, the discrete items include $164.0 million of expense recorded in the fourth fiscal quarter primarily to repatriate $300.0 million of foreign earnings to the United States, following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  It also includes $11.6 million (tax benefit) for changes in uncertain tax positions, the release of valuation allowances, and the effect of statutory tax rate changes on deferred taxes.

For the year ended December 31, 2014, the discrete items included a $1.2 million benefit recorded in the fourth fiscal quarter due to the enactment of The Tax Increase Prevention Act of 2014 that retroactively extended certain tax benefits from January 1, 2014 to December 31, 2014. The discrete items also included tax benefits upon the completion of certain tax examinations and lapses in the statute of limitations, offset by additional tax expenses for expected repatriation of cash and profits of non-U.S. subsidiaries to the United States, primarily to repay amounts borrowed on the revolving credit facility to provide future flexibility given the legal entity and the financial structure utilized for the Capella acquisition. The latter two items netted to an immaterial amount.

For the year ended December 31, 2013, the discrete items included a $2.9 million benefit recorded in the third fiscal quarter due to a new tax law enacted in Israel in July 2013 which effectively increased the corporate income tax rate on certain types of income earned after January 1, 2014, and, therefore, increased our deferred tax assets, and a $1.3 million benefit recorded in the first fiscal quarter due to the retroactive enactment of the American Taxpayer Relief Act of 2012, signed into law on January 2, 2013.

We operate in a global environment with significant operations in various locations outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Part of our strategy has been to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate, except in 2015 as described above.  Changes in the effective tax rate are usually attributable to changes in the mix of pretax income among our various taxing jurisdictions, except in 2015 as described above.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock. We have generated cash flows from operations in excess of $200 million in each of the past 14 years, and cash flows from operations in excess of $100 million in each of the past 21 years.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash," a measure which management uses to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends. Vishay has generated positive "free cash" in each of the past 19 years, and "free cash" in excess of $80 million in each of the past 14 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash in line with our history during the year ended December 31, 2015. There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

Beginning in the fourth fiscal quarter of 2010, we have reacted to favorable market conditions to significantly reshape the company's capital structure. We have completed three issuances of low-coupon convertible debentures since the fourth fiscal quarter of 2010, each of which matures thirty years from the date of issuance. We utilized the proceeds of those debenture offerings to repurchase approximately 24% of our outstanding stock prior to implementing these initiatives.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At December 31, 2015 and 2014, $190 million and $200 million, respectively, were outstanding under our credit facility.

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

We also pay a fee, also based on our leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on our current leverage ratio, is 0.35% per annum.  Such undrawn commitment fee will increase to 0.50% per annum if our leverage ratio equals or exceeds 2.50 to 1 and will decrease to 0.30% per annum if our leverage ratio decreases below 1.50 to 1.  Prior to the December 10, 2015 amendment and restatement, the credit agreement required Vishay to pay facility fees on the entire commitment amount.

The amended and restated credit facility allows an unlimited amount of defined "Restricted Payments," which include cash dividends to stockholders and share repurchases, provided our pro forma leverage ratio is less than 2.25 to 1.  If our leverage ratio is greater than 2.25 to 1, the credit facility allows such payments up to $75 million per annum (subject to a cap of $225 million for the term of the facility).

The amendment and restatement of the credit facility also removed certain restrictions related to intercompany transactions.  These changes are expected to enable us to streamline our complex subsidiary structure and provide greater operating flexibility.

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

The credit facility also limits or restricts us, from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, and making asset sales, and making other restricted payments (assuming our leverage ratio is greater than 2.25 to 1), and requires us to comply with other covenants, including the maintenance of specific financial ratios.

The financial maintenance covenants include (a) an interest expense coverage ratio of not less than 2.00 to 1; and (b) a leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 2.75 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed December 10, 2015.

We were in compliance with all financial covenants under the credit facility at December 31, 2015.  Our interest expense coverage ratio and leverage ratio were 11.12 to 1 and 2.11 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $200 million at December 31, 2014. We borrowed $316 million and repaid $326 million on our credit facility during the year ended December 31, 2015.  We borrowed $53 million in 2014 to partially fund the Capella acquisition while achieving future flexibility given the legal entity and financial structure utilized for the acquisition.  We repatriated cash from 2014 earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $190 million and the highest amount outstanding on our credit facility at a month end was $215 million during the year ended December 31, 2015.

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

Management expects to periodically pay down the balance of our revolving credit facility with available cash or use the credit facility to meet short-term financing needs. We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt. No principal payments on our outstanding debt are due before the maturity of our revolving credit facility in December 2020.

As of December 31, 2015, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

Our substantially undrawn credit facility provides us with significant liquidity in the United States.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.

The amount and timing of any future stock repurchases or cash dividend payments remains subject to authorization of our Board of Directors.  However, the amended and restated credit facility provides us with significantly more flexibility to execute these transactions, and our ability to utilize some of our foreign-source income for these types of transactions provides even further financial flexibility.

Except as described above and in Note 5 to our consolidated financial statements, earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.  If additional cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign jurisdictions.

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

The interest rates on our short-term investments average 0.43% and are approximately 14 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015	December 31, 2014

Credit Facility	$190,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040*	106,011	103,841
Convertible senior debentures, due 2041*	54,424	53,249
Convertible senior debentures, due 2042*	60,320	59,190
Deferred financing costs	(12,659)	(10,867)
Total debt	436,738	444,055

Cash and cash equivalents	475,507	592,172
Short-term investments	619,040	514,776

Net cash and short-term investments (debt)	$657,809	$662,893

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

Our financial condition as of December 31, 2015 continued to be strong, with a current ratio (current assets to current liabilities) of 4.1 to 1, as compared to 4.3 to 1 as of December 31, 2014.  The decrease is primarily due to an increase in income taxes payable.  Our ratio of total debt to Vishay stockholders' equity was 0.27 to 1 at December 31, 2015 as compared to a ratio of 0.24 to 1 at December 31, 2014.  The increase in the ratio is primarily due to the net loss attributable to Vishay stockholders incurred in 2015.

Cash flows provided by operating activities were $245.3 million for the year ended December 31, 2015, as compared to cash flows provided by operations of $297.0 million for the year ended December 31, 2014.

Cash paid for property and equipment for the year ended December 31, 2015 was $147.1 million, as compared to $157.0 million for the year ended December 31, 2014. We expect capital spending of approximately $150 million in 2016.

Cash paid for the purchase and deposits for businesses, net of cash acquired for the year ended December 31, 2015 was $6.8 million.  The amount represents a deposit made in the fourth fiscal quarter of 2015, for the acquisition Sonntag, which was effective January 1, 2016.

Cash paid for the purchase and deposits for businesses, net of cash acquired for the year ended December 31, 2014 was $198.0 million. The Capella acquisition accounts for $177.4 million of the reported cash paid for acquisitions, net of cash acquired for the year ended December 31, 2014.  The $47.4 million of short-term investments acquired in the Capella acquisition are not reflected in the consolidated statements of cash flows.  The $21.1 million paid to acquire the noncontrolling interests in Capella on December 31, 2014 is reported as a financing activity in the consolidated statements of cash flows.

Cash paid for dividends to our common and Class B common stockholders totalled $35.4 million for both years ended December 31, 2015 and 2014.  On February 16, 2016, our Board of Directors increased the quarterly dividend payment by 4% to $0.0625 per share.  We expect dividend payments in 2016 to total approximately $37.0 million. However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2015 we had contractual obligations as follows (in thousands):

		Payments due by period

	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$803,642	$-	$-	$190,000	$613,642
Interest payments on long-term debt	368,355	18,657	37,314	37,004	275,380
Operating and capital leases	63,007	24,216	24,801	6,766	7,224
Letters of credit	7,255	-	-	7,255	-
Expected pension and postretirement plan funding	359,902	46,254	63,369	73,814	176,465
Estimated costs to complete construction in progress	45,975	45,975	-	-	-
Uncertain tax positions	25,602	5,102	-	-	20,500
Other long-term liabilities	41,749	2,000	2,700	-	37,049
Total contractual cash obligations	$1,715,487	$142,204	$128,184	$314,839	$1,130,260

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts and capitalized deferred financing costs associated with our convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement, one of which bears a maturity date of 2102, and include fees under our revolving credit facility, which expires on December 10, 2020.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debentures due 2040, due 2041, and due 2042.

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $614 million of our outstanding debt instruments are convertible into or exchangeable for common stock.  Also, although we intend to net share settle our convertible senior debentures due 2040, due 2041, and due 2042, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our variable-rate exchangeable notes due 2102 and revolving credit facility are based on the rate prevailing at December 31, 2015, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2015 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations were not material to us as of December 31, 2015, and are included in the uncertain tax positions disclosed above.

Expected pension and postretirement plan funding is based on a projected schedule of benefit payments under the plans.  As discussed above and in Note 11 to our consolidated financial statements, we are in the process of terminating the Vishay Retirement Plan, our U.S. qualified pension plan.  In order to terminate the plan in accordance with IRS and PBGC requirements, we are required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35 million.  The table above does not include any amounts for the potential funding requirements to terminate the U.S. qualified pension plan, but includes $16.0 million planned to be contributed to our Taiwanese pension plans in 2016 to improve the funded status of those plans.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity for our semiconductor products. We typically have minimum purchase commitments of $30 million to $40 million per year pursuant to our long-term foundry agreements. We continue to work with Tower Semiconductor and anticipate having minimum purchase requirements in the future.  At December 31, 2015, the extent of those commitments is under discussion with Tower Semiconductor, following the transfer of certain manufacturing processes among Tower Semiconductor's facilities.

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2015.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

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

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts.  Consequently, we can adjust our selling prices, to the extent permitted by competition and other market conditions, to reflect cost increases caused by inflation.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2015, 2014, and 2013 we did not have any outstanding interest rate swap or cap agreements.

We are exposed to changes in interest rates on our exchangeable notes due 2102. The exchangeable notes, of which $38.6 million are outstanding, bear interest at LIBOR (reset quarterly).

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2015, we had $190.0 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.75%.

Our convertible senior debentures due 2040, due 2041, and due 2042 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2015, we have $475.5 million of cash and cash equivalents and $619.0 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2015, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.0 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We use forward exchange contracts to economically hedge a portion of these exposures.  We entered into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $29.0 million as of December 31, 2015.  The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loans are repaid. The forward contracts were renewed on the last day of the year.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of contracts is recognized in our consolidated statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2015 and 2014, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2015 and 2014. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $7.8 million and $2.7 million at December 31, 2015 and December 31, 2014, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $5.0 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K
1.	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2015 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.
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

3.2	Amended and Restated Bylaws dated June 1, 2011. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 2, 2011.
3.3	First Amendment to Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 11, 2015.
4.1	Note Instrument, dated as of December 13, 2002. Incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2002.
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

10.20†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.21†	Compensation Matters Agreement, dated November 11, 2011, between Vishay Intertechnology, Inc. and Dieter Wunderlich. Incorporated by reference to Exhibit 10.30 to our 2011 annual report on Form 10-K.
10.22†
Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.23†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.24†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.25†
Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 4, 2014.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.26†
Second Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 3, 2015.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.27†
Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated November 21, 2011. Incorporated by reference to Exhibit 10.32 to our 2011 annual report on Form 10-K.

10.28†
Amendment to Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated March 4, 2014.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.29†
Second Amendment to Employment Agreement between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and David Valletta dated March 3, 2015.  Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.30†	Consulting and Non-Competition Agreement between Vishay Intertechnology, Inc. and Richard N. Grubb. Incorporated by reference to Exhibit 10.17 to our 2008 annual report on Form 10-K.
10.31
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

10.34
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.35
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.36
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

10.38*
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

10.42*
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

10.44*
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

10.48
Lease Agreement between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd. Incorporated by reference to Exhibit 10.14 to Vishay Precision Group, Inc.'s current report on Form 8-K filed July 7, 2010.

10.49
Credit Agreement, dated as of December 1, 2010, as amended and restated as of August 8, 2013, as further amended and restated December 10, 2015, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 10, 2015.

10.50†	Vishay Intertechnology, Inc. Deferred Compensation Plan (as amended and restated, effective February 18, 2015). Incorporated by reference to Exhibit 10.47 to our 2014 annual report on Form 10-K.
10.51†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.52†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.53†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
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
February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 17, 2016
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 17, 2016
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 17, 2016
Marc Zandman	the Board of Directors

/s/ Abraham Ludomirski	Director	February 17, 2016
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 17, 2016
Frank D. Maier

/s/ Ronald M. Ruzic	Director	February 17, 2016
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 17, 2016
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 17, 2016
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 17, 2016
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 17, 2016
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Vishay Intertechnology, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 17, 2016

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Intertechnology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 17, 2016

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
		(recast - see Note 1)
Assets
Current assets:
Cash and cash equivalents	$475,507	$592,172

Short-term investments	619,040	514,776

Accounts receivable, net of allowances for doubtful accounts of $1,828 and $2,406, respectively	272,559	271,554

Inventories:
Finished goods	108,869	113,361
Work in process	201,045	185,769
Raw materials	110,657	125,464
Total inventories	420,571	424,594

Prepaid expenses and other current assets	99,815	105,539
Total current assets	1,887,492	1,908,635

Property and equipment, at cost:
Land	89,593	91,844
Buildings and improvements	562,171	560,926
Machinery and equipment	2,380,299	2,368,046
Construction in progress	79,910	82,684
Allowance for depreciation	(2,246,677)	(2,205,405)
Property and equipment, net	865,296	898,095

Goodwill	138,244	144,359

Other intangible assets, net	103,258	186,613

Other assets	158,696	136,449
Total assets	$3,152,986	$3,274,151

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)
	December 31, 2015	December 31, 2014
		(recast - see Note 1)
Liabilities and stockholders' equity
Current liabilities:
Notes payable to banks	$4	$18
Trade accounts payable	157,210	174,451
Payroll and related expenses	113,976	120,023
Other accrued expenses	164,336	137,576
Income taxes	22,198	14,881
Total current liabilities	457,724	446,949

Long-term debt, less current portion	436,738	444,055
Deferred income taxes	305,413	174,935
Other liabilities	60,450	76,811
Accrued pension and other postretirement costs	264,618	300,524
Total liabilities	1,524,943	1,443,274

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 135,460,811 and 135,324,313 shares outstanding	13,546	13,532
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,129,227 and 12,129,227 shares outstanding	1,213	1,213
Capital in excess of par value	2,058,492	2,055,246
(Accumulated deficit) retained earnings	(319,448)	(175,485)
Accumulated other comprehensive income (loss)	(131,327)	(69,140)
Total Vishay stockholders' equity	1,622,476	1,825,366
Noncontrolling interests	5,567	5,511
Total equity	1,628,043	1,830,877
Total liabilities and equity	$3,152,986	$3,274,151

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013

Net revenues	$2,300,488	$2,493,282	$2,370,979
Costs of products sold	1,758,268	1,881,990	1,803,719
Gross profit	542,220	611,292	567,260

Selling, general, and administrative expenses	362,226	385,696	368,542
Restructuring and severance costs	19,215	20,897	2,814
Impairment of goodwill and long-lived assets	62,980	-	-
U.S. pension settlement charges	-	15,588	-
Executive compensation charges (credit)	-	-	(1,778)
Operating income	97,799	189,111	197,682

Other income (expense):
Interest expense	(25,685)	(24,457)	(23,130)
Other	7,976	2,489	1,853
Loss related to Tianjin explosion	(5,350)	-	-
	(23,059)	(21,968)	(21,277)

Income before taxes	74,740	167,143	176,405

Income tax expense	182,473	49,300	52,636

Net earnings (loss)	(107,733)	117,843	123,769

Less: net earnings attributable to noncontrolling interests	781	214	789

Net earnings (loss) attributable to Vishay stockholders	$(108,514)	$117,629	$122,980

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.73)	$0.80	$0.85

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.73)	$0.77	$0.81

Weighted average shares outstanding - basic	147,700	147,567	144,963

Weighted average shares outstanding - diluted	147,700	153,716	151,417

Cash dividends per share	$0.24	$0.24	$-

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2015	2014	2013

Net earnings (loss)	$(107,733)	$117,843	$123,769

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(80,106)	(106,295)	23,537

Pension and other post-retirement actuarial items	19,338	(25,842)	49,038

Unrealized gain (loss) on available-for-sale securities	(1,419)	1,363	(719)

Other comprehensive income (loss)	(62,187)	(130,774)	71,856

Comprehensive income (loss)	(169,920)	(12,931)	195,625

Less: comprehensive income attributable to noncontrolling interests	781	214	789

Comprehensive income (loss) attributable to Vishay stockholders	$(170,701)	$(13,145)	$194,836

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2015	2014	2013

Continuing operating activities
Net earnings (loss)	$(107,733)	$117,843	$123,769
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	176,169	179,455	170,132
(Gain) loss on disposal of property and equipment	(86)	(195)	26
Accretion of interest on convertible debentures	4,264	3,943	3,646
Inventory write-offs for obsolescence	21,384	21,394	19,108
Impairment of goodwill and long-lived assets	62,980	-	-
U.S. pension settlement charges	-	15,588	-
Pensions and other postretirement benefits, net of contributions	(3,543)	(16,145)	(9,327)
Deferred income taxes	118,447	15,663	1,734
Other	698	(2,269)	(7,009)
Net change in operating assets and liabilities, net of effects of businesses acquired	(27,249)	(38,240)	(10,009)
Net cash provided by continuing operating activities	245,331	297,037	292,070

Continuing investing activities
Capital expenditures	(147,142)	(156,974)	(153,077)
Proceeds from sale of property and equipment	2,049	2,889	4,681
Purchase and deposits for businesses, net of cash acquired	(6,750)	(197,986)	(23,034)
Purchase of short-term investments	(486,949)	(495,762)	(664,867)
Maturity of short-term investments	345,397	485,306	465,668
Sale of short-term investments	503	13,658	-
Sale of other investments	400	-	-
Other investing activities	(4,884)	617	(176)
Net cash used in continuing investing activities	(297,376)	(348,252)	(370,805)

Continuing financing activities
Debt issuance costs	(3,693)	-	(4,558)
Principal payments on long-term debt and capital leases	-	(11)	(28)
Net proceeds (payments) on revolving credit lines	(10,000)	86,000	25,000
Dividends paid to common stockholders	(32,506)	(32,477)	-
Dividends paid to Class B common stockholders	(2,911)	(2,911)	-
Net changes in short-term borrowings	(14)	16	(146)
Distributions to noncontrolling interests	(725)	(547)	(257)
Acquisition of noncontrolling interests in Capella	-	(21,067)	-
Proceeds from stock options exercised	-	50	-
Excess tax benefit from RSUs vested	21	-	196
Other financing activites	-	(1,324)	(3,638)
Net cash provided by (used in) continuing financing activities	(49,828)	27,729	16,569
Effect of exchange rate changes on cash and cash equivalents	(14,792)	(24,690)	4,919

Net decrease in cash and cash equivalents	(116,665)	(48,176)	(57,247)

Cash and cash equivalents at beginning of year	592,172	640,348	697,595
Cash and cash equivalents at end of year	$475,507	$592,172	$640,348

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2013	$13,114	$1,213	$1,999,901	$(380,678)	$(10,222)	$1,623,328	$4,908	$1,628,236
Net earnings	-	-	-	122,980	-	122,980	789	123,769
Other comprehensive income (loss)	-	-	-	-	71,856	71,856	-	71,856
Distributions to noncontrolling interests	-	-	-	-	-	-	(257)	(257)
Restricted stock issuances (393,818 shares)	40	-	(2,680)	-	-	(2,640)	-	(2,640)
Stock compensation expense	-	-	636	-	-	636	-	636
Tax effects of stock plan	-	-	196	-	-	196	-	196
Issuance of common stock for exchangeable unsecured notes (3,664,729 shares)	366	-	56,034	-	-	56,400	-	56,400
Balance at December 31, 2013	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	117,629	-	117,629	214	117,843
Other comprehensive income (loss)	-	-	-	-	(130,774)	(130,774)	-	(130,774)
Noncontrolling interest in business acquired	-	-	-	-	-	-	21,895	21,895
Distributions to noncontrolling interests	-	-	-	-	-	-	(547)	(547)
Acquisition of noncontrolling interests	-	-	424	-	-	424	(21,491)	(21,067)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($0.24 per share)	-	-	28	(35,416)	-	(35,388)	-	(35,388)
Stock compensation expense	-	-	2,392	-	-	2,392	-	2,392
Stock options exercised (4,337 shares)	-	-	50	-	-	50	-	50
Tax effects of stock plan	-	-	(1,351)	-	-	(1,351)	-	(1,351)
Balance at December 31, 2014	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings (loss)	-	-	-	(108,514)	-	(108,514)	781	(107,733)
Other comprehensive income (loss)	-	-	-	-	(62,187)	(62,187)	-	(62,187)
Distributions to noncontrolling interests	-	-	-	-	-	-	(725)	(725)
Restricted stock issuances (136,498 shares)	14	-	(653)	-	-	(639)	-	(639)
Dividends declared ($0.24 per share)	-	-	32	(35,449)	-	(35,417)	-	(35,417)
Stock compensation expense	-	-	3,846	-	-	3,846	-	3,846
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
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

Subsequent Events

In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2015 through the date these financial statements were issued through the filing of this annual report on Form 10-K with the U.S. Securities and Exchange Commission.

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $3,323, $4,525, and $6,362 for the years ended December 31, 2015, 2014, and 2013, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $64,193, $65,299, and $62,090, for the years ended December 31, 2015, 2014, and 2013, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet GAAP criteria of "more likely than not" to be realized.  This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

Except as described in Note 5, earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign taxes and withholding taxes payable to various foreign jurisdictions.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2015 and 2014, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $(152), $(424), and $62 for the years ended December 31, 2015, 2014, and 2013, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2015 was approximately $45,975. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $154,340, $160,804, and $155,064 for the years ended December 31, 2015, 2014, and 2013, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain of the Company's tradenames have been assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes.  See Note 3 for further information on the impairment tests performed in 2015.

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

See Note 3 for further information on the impairment tests performed in 2015.

Available-for-Sale Securities

Short-term investments and other assets reported on the consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year and investments in marketable securities which are classified as available-for-sale. These assets include assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans (see Note 11), assets that are intended to fund a portion of the Company's other postretirement benefit obligations outside of the U.S., and as of December 31, 2014, short-term investments acquired in the Capella Microsystems (Taiwan) Inc. ("Capella") acquisition (see Note 2), which matured in 2015.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders' equity until sold. At the time of sale, the assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2015 and 2014, outstanding derivative instruments were not material.

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

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2015 and 2014 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2015, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance. The captive insurance entity had $5,000 accrued related to the Tianjin explosion at December 31, 2015, and had no amounts accrued for outstanding claims at December 31, 2014.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $11,627 and $7,309 is included in other noncurrent assets at December 31, 2015 and 2014, respectively, representing required statutory reserves of the captive insurance entity.

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

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018, with the ability to early adopt on January 1, 2017.  The Company is currently evaluating the effect of the ASU on its revenue contracts and its adoption alternatives.

Restrospective Adoption of Accounting Guidance

In the fourth fiscal quarter of 2015, Vishay adopted accounting guidance that required retrospective adjustment to previously issued financial statements.  All prior period data presented in these consolidated financial statements reflect the retrospective adoption of this guidance.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct reduction from the face amount of the note.  The Company early adopted the ASU in the fourth fiscal quarter of 2015.  As a result of the adoption of ASU 2015-03, the Company reclassified its capitalized debt issuance costs previously recorded within Other Assets to a contra-liability reducing Long-term Debt on the consolidated balance sheets.  The reclassification was $10,867 as of December 31, 2014.  The ASU had no effect on the Company's results of operations or liquidity.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU amends the requirement to classify deferred tax assets and liabilities into current and noncurrent amounts to require that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The Company early adopted the ASU in the fourth fiscal quarter of 2015.  As of December 31, 2014, the balance of the current deferred tax assets and liabilities on the consolidated balance sheets were $17,815 and $9,790, respectively.  The ASU had no effect on the Company's results of operations or liquidity.

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

Vishay did not complete any acquisitions during the year ended December 31, 2015.  In the fourth fiscal quarter of 2015, the Company deposited the $6,750 purchase price of Sonntag Electronic GmbH ("Sonntag").  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.

Year ended December 31, 2014

Holy Stone Polytech Co., Ltd.

On June 11, 2014, Vishay acquired Holy Stone Polytech Co., Ltd. ("Holy Stone Polytech"), a Japanese manufacturer of tantalum capacitors and formerly a subsidiary of Holy Stone Enterprise Co. Ltd., for $20,576, net of cash acquired.  The Company is using the technology acquired to begin to penetrate the polymer tantalum capacitor market.  For financial reporting purposes, the results of operations of Holy Stone Polytech have been included in the Capacitors segment since June 11, 2014. The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2014.  Based on an estimate of their fair values, the Company allocated $3,736 of the purchase price to definite-lived intangible assets. After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,328 related to this acquisition. The goodwill related to this acquisition is included in the Capacitors reporting unit for goodwill impairment testing.  See Note 3 for further information.

Capella Microsystems Inc.

On July 11, 2014, Vishay entered into an agreement to acquire Capella for approximately $205,000. Capella is a fabless IC design company specializing in optoelectronic products. As a first step in the acquisition, Vishay launched a tender offer for Capella's outstanding shares. A total of 38,703,705 shares of Capella, or 88.95% of outstanding shares, were tendered and accepted by Vishay. The offer period expired on September 1, 2014. Pursuant to the terms of the tender offer, Vishay paid NT$139 for each share tendered. The aggregate purchase price was $180,167. Capella had cash and short-term investments on hand of $50,195 at the date of acquisition. Vishay funded the acquisition with cash on hand and $53,000 of borrowings under its credit facility.  Subsequent to the acquisition of the noncontrolling interest in December 31, 2014, the Company repatriated cash from the current earnings of non-U.S. subsidiaries to the United States primarily to repay those borrowings on the revolving credit facility, and also to realign the acquired entity structure to have Capella's U.S. subsidiary directly owned by Vishay Intertechnology, Inc.  The acquisition has strengthened the in-house design capabilities of our entire optoelectronic components business.

Upon the close of the tender offer, Vishay controlled Capella and began consolidating it in its financial statements. For financial reporting purposes, the results and operations and net assets of Capella are included in the Optoelectronic Components segment.  Capella's results were not material to the Company's consolidated results for the year ended December 31, 2014.

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

The Company recognized impairment charges of $57,600 in the third fiscal quarter of 2015 to write-down acquired Capella assets to their fair value.  See Note 3 for further information on the impairment charges.

The Company recognized $843 of acquisition costs classified as a component of selling, general, and administrative expenses in its consolidated statements of operations for the year ended December 31, 2014.

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

The pro forma information presented for the year ended December 31, 2014 was adjusted to exclude acquisition-related costs incurred in 2014. The pro forma information also includes adjustments for interest expense that would have been incurred to finance the acquisition, amortization of acquired intangible assets (excluding effects of the 2015 impairment charges), depreciation of acquired property and equipment, and tax related effects.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2013.

Year ended December 31, 2013

MCB Industrie S.A.

On June 13, 2013, Vishay acquired MCB Industrie S.A. ("MCB Industrie") in France, a well-established manufacturer of specialty resistors and sensors, for $23,034, net of cash acquired. The products and technology portfolio acquired enabled Vishay to expand its presence in the European industrial market. For financial reporting purposes, the results of operations for this business have been included in the Resistors & Inductors segment from June 13, 2013. The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2013. Based on an estimate of their fair values, the Company allocated $5,433 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,985 related to this acquisition.  The goodwill associated with this transaction is not deductible for income tax purposes.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described in Note 4), Vishay determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014 were as follows:

	Optoelectronic Components	Resistors & Inductors	Capacitors	Total

Balance at January 1, 2014	$-	$43,132	$-	$43,132
Holy Stone Polytech acquisition	-	-	6,328	6,328
Capella acquisition	96,849	-	-	96,849
Exchange rate effects	-	(986)	(964)	(1,950)
Balance at December 31, 2014	$96,849	$42,146	$5,364	$144,359
Goodwill impairment charges	-	-	(5,380)	(5,380)
Exchange rate effects	-	(751)	16	(735)
Balance at December 31, 2015	$96,849	$41,395	$-	$138,244

Other intangible assets are as follows:

	December 31,
	2015	2014

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$93,606	$108,190
Capitalized software	53,401	53,369
Customer relationships	85,418	153,853
Tradenames	35,493	39,612
Non-competition agreements	2,261	2,283
	270,179	357,307
Accumulated amortization:
Patents and acquired technology	(76,258)	(71,700)
Capitalized software	(47,394)	(45,979)
Customer relationships	(37,989)	(50,630)
Tradenames	(23,798)	(21,384)
Non-competition agreements	(1,841)	(1,360)
	(187,280)	(191,053)
Net Intangible Assets Subject to Amortization	82,899	166,254

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	20,359	20,359
	$103,258	$186,613

Amortization expense (excluding capitalized software) was $21,829, $18,651, and $15,068, for the years ended December 31, 2015, 2014, and 2013, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2015 for each of the next five years is as follows:

2016	$15,267
2017	13,113
2018	9,139
2019	5,322
2020	4,932

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities

The Company places a strong emphasis on controlling its costs and combats general price inflation by continuously improving its efficiency and operating performance.  When the ongoing cost containment activities are not adequate, the Company takes actions to maintain its cost competitiveness.

The Company incurred significant restructuring costs in its past to reduce its cost structure.  Historically, the Company's primary cost reduction technique was through the transfer of production from high-labor-cost countries to lower-labor-cost countries.  Since 2013, the Company's cost reduction programs have primarily focused on reducing fixed costs, including selling, general, and administrative expenses.

In 2013, the Company announced various cost reduction programs.  The cash costs of these programs, primarily severance, are expected to be approximately $32,000.  Complete implementation of all of the programs is expected to occur before the end of the first fiscal quarter of 2016.  Many of the severance costs will be recognized ratably over the required stay periods.

In 2015, the Company announced additional global cost reduction programs. These programs include a facility closure in the Netherlands.  The cash costs of these programs, primarily severance, are expected to aggregate to approximately $30,000.  Complete implementation of these programs is expected to occur before the end of 2017.

The following table summarizes restructuring and related expenses which were recognized during the years ended December 31, 2015, 2014, and 2013 and reported on a separate line in the accompanying consolidated statements of operations:

	Years ended December 31,
	2015	2014	2013
MOSFETS Enhanced Competitiveness Program	$5,367	$6,025	$2,328
Voluntary Separation / Retirement Program	95	12,792	486
Modules Production Transfer	-	2,080	-
Global Cost Reduction Programs	13,753	-	-
Total	$19,215	$20,897	$2,814

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a period of discrete steps, the manufacture of wafers for a substantial share of products is being transferred into a more cost-efficient fab. As a consequence, certain other manufacturing currently occurring in-house will be transferred to third-party foundries.

The total costs associated with these initiatives, generally severance, are expected to be approximately $16,000. Employees generally must remain with the Company during the production transfer period. Accordingly, the Company will accrue these severance costs ratably over the respective employees' remaining service periods.  The Company may incur other exit costs associated with the production transfer, including certain contract termination costs.

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

Voluntary Separation / Retirement Program

The voluntary separation / early retirement program was offered to employees worldwide who were eligible because they met job classification, age, and years-of-service criteria as of October 31, 2013. The program benefits varied by country and job classification, but generally included a cash loyalty bonus based on years of service. All employees eligible for the program have left the Company.

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period.

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	95
Cash paid	(3,166)
Foreign currency translation	(258)
Balance at December 31, 2015	$1,345

The payment terms vary by country, but generally were paid in a lump sum at cessation of employment.  Certain participants are being paid in installments.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.
Modules Production Transfer

In an effort to reduce costs and streamline production of its module products within its Diodes segment, the Company committed to two smaller cost reduction programs related to the transferring of production of certain of its products.

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(718)
Foreign currency translation	(120)
Balance at December 31, 2015	$657

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617

The following table summarizes the expense recognized by segment related to this program:

Diodes	$133
Optoelectronic Components	215
Resistors & Inductors	5,972
Capacitors	5,209
Unallocated Selling, General, and Administrative Expenses	2,224
Total	$13,753

Severance benefits are generally paid in a lump sum at cessation of employment.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2015	2014	2013

Domestic	$(40,929)	$(50,106)	$(26,065)
Foreign	115,669	217,249	202,470
	$74,740	$167,143	$176,405

Significant components of income taxes are as follows:

	Years ended December 31,
	2015	2014	2013

Current:
Federal	$290	$(27,031)	$(603)
State and local	163	386	280
Foreign	63,573	60,282	51,225
	64,026	33,637	50,902
Deferred:
Federal	78,933	7,999	2,215
State and local	311	204	92
Foreign	39,203	7,460	(573)
	118,447	15,663	1,734
Total income tax expense	$182,473	$49,300	$52,636

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Pension and other retiree obligations	$40,322	$43,393
Inventories	7,848	8,013
Net operating loss carryforwards	183,298	198,677
Tax credit carryforwards	23,512	25,046
Other accruals and reserves	35,176	32,376
Total gross deferred tax assets	290,156	307,505
Less valuation allowance	(167,932)	(186,614)
	122,224	120,891
Deferred tax liabilities:
Tax over book depreciation	(4,038)	(10,257)
Intangible assets other than goodwill	(3,922)	(20,507)
Earnings not permanently reinvested	(162,667)	(25,334)
Convertible debentures	(188,978)	(175,935)
Other - net	(5,323)	(3,590)
Total gross deferred tax liabilities	(364,928)	(235,623)

Net deferred tax assets (liabilities)	$(242,704)	$(114,732)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2015	2014	2013

Tax at statutory rate	$26,159	$58,500	$61,742
State income taxes, net of U.S. federal tax benefit	309	384	242
Effect of foreign operations	(13,212)	(27,372)	(18,696)
Tax on earnings not permanently reinvested	163,699	25,728	-
Unrecognized tax benefits	(1,353)	(21,603)	2,862
Change in valuation allowance on non-U.S. deferred tax assets	(8,888)	-	(285)
Foreign income taxable in the U.S.	7,025	13,499	11,961
Tax effect of impairment charges	8,305	-	-
Effect of statutory rate changes on deferred tax assets	(408)	226	(2,867)
Other	837	(62)	(2,323)
Total income tax expense	$182,473	$49,300	$52,636

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2015, 2014, and 2013 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $152,437, $1,228 (tax benefit), and $4,197 (tax benefit) in 2015, 2014, and 2013, respectively.

For the year ended December 31, 2015, the discrete items include $163,954 of expense recorded in the fourth fiscal quarter primarily to repatriate $300,000 of foreign earnings to the United States, following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  It also includes $11,517 (tax benefit) for changes in uncertain tax positions, the release of valuation allowances, and the effect of statutory tax rate changes on deferred taxes.

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

At December 31, 2015, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$14,373	No expiration
Belgium	155,397	No expiration
Brazil	10,342	No expiration
Germany	38,612	No expiration
Israel	44,625	No expiration
Netherlands	23,141	2016 - 2024
The Republic of China (Taiwan)	6,129	2024 - 2025
United States	72,175	2033 - 2035

California	54,646	2016 - 2035
Pennsylvania	729,897	2018 - 2035

Approximately $57,603 of the carryforwards in Belgium resulted from the Company's acquisition of BCcomponents in 2002.  Valuation allowances of $19,579 and $21,833, as of December 31, 2015 and 2014, respectively, have been recorded through goodwill for these acquired net operating losses.

At December 31, 2015, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$11,093	2020 - 2022
California Research Credit	11,415	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2015, no provision has been made for U.S. federal and state income taxes on approximately $2,382,749 of foreign earnings, which are deemed to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

During the fourth fiscal quarter of 2015, the Company recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300,000 of foreign earnings, (including $20,000 of 2015 earnings and $280,000 of earnings from prior periods).  This tax expense was recognized in 2015 following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.

During 2014, the Company recognized income tax expense on foreign earnings in anticipation of a repatriation intended to pay $53,000 of borrowings on its revolving credit facility used for the Capella acquisition (see Note 2).  The tax provision for the year ended December 31, 2014 included all U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions.  That repatriation was completed in 2015.

Net income taxes paid were $49,301, $62,051, and $44,757 for the years ended December 31, 2015, 2014, and 2013, respectively.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2015	2014	2013

Balance at beginning of year	$26,583	$45,877	$51,771
Addition based on tax positions related to the current year	1,439	1,641	-
Addition based on tax positions related to prior years	1,894	6,484	4,015
Currency translation adjustments	(1,370)	(1,387)	310
Reduction based on tax positions related to prior years	-	-	(2,054)
Reduction for settlements	(4,879)	(3,556)	(7,316)
Reduction for lapses of statute of limitation	(140)	(22,476)	(849)
Balance at end of year	$23,527	$26,583	$45,877

All of the unrecognized tax benefits of $23,527 and $26,583, as of December 31, 2015 and 2014, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2015 and 2014, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3,887 and $3,104, respectively. During the years ended December 31, 2015, 2014, and 2013, the Company recognized $785, $1,839, and $2,218, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  During the years ended December 31, 2015 and 2014, certain tax examinations were completed and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  In 2014, the U.S. Internal Revenue Service concluded its examination of Vishay's U.S. federal tax returns through the 2011 tax year.  The tax returns of other non-U.S. subsidiaries which are currently under examination include Germany (2009 through 2012), India (2004 through 2012), and Israel (2009 through 2012).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $110 to $5,240.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014

Credit facility	$190,000	$200,000
Exchangeable unsecured notes, due 2102	38,642	38,642
Convertible senior debentures, due 2040	106,011	103,841
Convertible senior debentures, due 2041	54,424	53,249
Convertible senior debentures, due 2042	60,320	59,190
Deferred financing costs	(12,659)	(10,867)
	436,738	444,055
Less current portion	-	-
	$436,738	$444,055

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Facility"). On December 10, 2015, the Company entered into an Amended and Restated Credit Agreement, which provides an aggregate commitment of $640,000 of revolving loans available until December 10, 2020. The credit agreement initially became effective December 1, 2010 and was first amended and restated on August 8, 2013. The Credit Facility, as amended and restated, also provides for the ability of Vishay to request up to $50,000 of incremental revolving commitments, subject to the satisfaction of certain conditions.

Borrowings under the Amended and Restated Credit Facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on Vishay's leverage ratio.  Based on Vishay's current leverage ratio, borrowings bear interest at LIBOR plus 1.75%.  Vishay also pays a fee, also based on its leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.35% per annum.  The previous credit agreement required Vishay to pay facility fees on the entire commitment amount.

The Amended and Restated Credit Facility allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is less than 2.25 to 1.  If the Company's leverage ratio is greater than 2.25 to 1, the Amended and Restated Credit Facility allows such payments up to $75,000 per annum (subject to a cap of $225,000 for the term of the facility).

The borrowings under the Credit Facility are secured by a lien on substantially all assets, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed for use in, or arising under the laws of, any country other than the United States, assets located outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries. Certain of the Company's subsidiaries are permitted to borrow under the Credit Facility, subject to the satisfaction of specified conditions. Any borrowings by these subsidiaries under the Credit Facility are guaranteed by Vishay and certain subsidiaries. The Credit Facility also limits or restricts the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions, making asset sales, and making other restricted payments (assuming the Company's leverage ratio is greater than 2.25 to 1), and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

The Amended and Restated Credit Facility also removes certain restrictions related to intercompany transactions.  These changes are expected to enable the Company to streamline its complex subsidiary structure and provide greater operating flexibility.

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

At December 31, 2015 and 2014, there was $442,745 and $432,445, respectively, available under the Credit Facility. Letters of credit totaling $7,255 and $7,555 were outstanding at December 31, 2015 and 2014, respectively.

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the December 22, 2015 dividend payment:

	Due 2040	Due 2041	Due 2042

Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective December 1, 2015 (per $1 principal amount)	74.7087	54.5185	87.8395
Effective conversion price effective December 1, 2015 (per share)	$13.39	$18.34	$11.38
130% of the conversion price (per share)	$17.41	$23.84	$14.79
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at December 31, 2015 and 2014, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  The debentures are convertible, subject to certain conditions, into cash, shares of Vishay's common stock or a combination thereof, at Vishay's option, at the conversion rate.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value

December 31, 2015
Due 2040	$275,000	(169,565)	576	$106,011	$110,094
Due 2041	$150,000	(96,014)	438	$54,424	$62,246
Due 2042	$150,000	(89,982)	302	$60,320	$57,874
Total	$575,000	$(355,561)	$1,316	$220,755	$230,214

December 31, 2014
Due 2040	$275,000	(171,685)	526	$103,841	$110,094
Due 2041	$150,000	(97,092)	341	$53,249	$62,246
Due 2042	$150,000	(91,048)	238	$59,190	$57,874
Total	$575,000	$(359,825)	$1,105	$216,280	$230,214

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

Interest expense related to the debentures is reflected on the consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2015
Due 2040	$6,188	2,120	88	50	$8,446
Due 2041	$3,375	1,078	47	97	$4,597
Due 2042	$3,375	1,066	54	64	$4,559
Total	$12,938	$4,264	$189	$211	$17,602

2014
Due 2040	$6,188	1,960	88	35	$8,271
Due 2041	$3,375	993	47	(8)	$4,407
Due 2042	$3,375	990	54	41	$4,460
Total	$12,938	$3,943	$189	$68	$17,138

2013
Due 2040	$6,188	1,811	88	(131)	$7,956
Due 2041	$3,375	915	47	(50)	$4,287
Due 2042	$3,375	920	54	(85)	$4,264
Total	$12,938	$3,646	$189	$(266)	$16,507

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

In 2013, a holder of the notes exercised its option to exchange $56,400 principal amount of the notes for 3,664,729 shares of Vishay common stock.  Following this transaction, Vishay had outstanding exchangeable unsecured notes with a principal amount of $38,642, which are exchangeable for an aggregate of 2,511,742 shares of Vishay common stock.

The notes bear interest at LIBOR. Interest continues to be payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year.

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2016	$-
2017	-
2018	-
2019	-
2020	190,000
Thereafter	613,642

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2015, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $13,700, with substantially no amounts borrowed. At December 31, 2014, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $16,700, with substantially no amounts borrowed.

Interest paid was $19,134, $18,394, and $17,647 for the years ended December 31, 2015, 2014, and 2013, respectively.

See Note 18 for further discussion on the fair value of the Company's long-term debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Stockholders' Equity
The Company's Class B common stock carries 10 votes per share while the common stock carries 1 vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable.  Class B shares are convertible on a one-for-one basis at any time into shares of common stock.  Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.

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

On February 3, 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends of $0.06 per share of common stock and Class B common stock were paid on March 25, 2015, June 25, 2015, September 24, 2015, December 22, 2015, March 27, 2014, June 26, 2014, September 18, 2014, and December 16, 2014 to stockholders of record at the close of business on March 12, 2015, June 11, 2015, September 2, 2015, December 3, 2015, March 3, 2014, June 12, 2014, August 28, 2014, and November 26, 2014.  The amount and timing of any future dividends will be subject to approval by the Board of Directors.

The Amended and Restated Credit Facility allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is less than 2.25 to 1.  If the Company's leverage ratio is greater than 2.25 to 1, the Amended and Restated Credit Facility allows such payments up to $75,000 per annum (subject to a cap of $225,000 for the term of the facility).  The amount and timing of any future stock repurchases or cash dividends remains subject to authorization of the Company's Board of Directors.

At December 31, 2015, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	1,028,000
Phantom stock units outstanding	132,000
Common stock options outstanding	105,000
2007 Stock Incentive Program - available to grant	3,617,000
Exchangeable unsecured notes, due 2102	2,511,742
Convertible senior debentures, due 2040*	23,585,258
Convertible senior debentures, due 2041*	9,470,490
Convertible senior debentures, due 2042*	15,350,865
Conversion of Class B common stock	12,129,227
67,929,582
___________________
*At December 31, 2015, the convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 20,544,893, 8,177,775, and 13,175,925 shares, respectively, of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the consolidated statements of operations consists of the following:

	Years ended December 31,
	2015	2014	2013

Foreign exchange gain (loss)	$3,180	$(1,115)	$(993)
Interest income	4,397	4,939	4,566
Other	399	(1,335)	(1,720)
	$7,976	$2,489	$1,853

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  Vishay owns and operates a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  Full production resumed on September 8, 2015.

As a result of this incident, through the end of 2015, the Company estimates that it has incurred $9,946 for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.  As of December 31, 2015, the Company has recorded a receivable of $4,596 for amounts which are probable of recovery under its insurance policies.  The accompanying consolidated statement of operations for the year ended December 31, 2015 includes, as a separate line item, a loss of $5,350 related to these items, which represents the insurance deductible and certain costs which are potentially not recoverable.

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

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2015	2014

Sales returns and allowances	$33,086	$35,203
Goods received, not yet invoiced	30,193	28,645
Accrued restructuring	26,791	6,955
Other	74,266	66,773
	$164,336	$137,576

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2013	$(178,956)	$167,461	$1,273	$(10,222)
Other comprehensive income before reclassifications	52,545	23,537	913	$76,995
Tax effect	(16,334)	-	(299)	$(16,633)
Other comprehensive income before reclassifications, net of tax	36,211	23,537	614	$60,362
Amounts reclassified out of AOCI	19,112	-	(2,019)	$17,093
Tax effect	(6,285)	-	686	$(5,599)
Amounts reclassified out of AOCI, net of tax	12,827	-	(1,333)	$11,494
Net comprehensive income	$49,038	$23,537	$(719)	$71,856
Balance at December 31, 2013	$(129,918)	$190,998	$554	$61,634
Other comprehensive income before reclassifications	(60,602)	(106,295)	2,175	$(164,722)
Tax effect	18,117	-	(758)	$17,359
Other comprehensive income before reclassifications, net of tax	(42,485)	(106,295)	1,417	$(147,363)
Amounts reclassified out of AOCI	25,604	-	(78)	$25,526
Tax effect	(8,961)	-	24	$(8,937)
Amounts reclassified out of AOCI, net of tax	16,643	-	(54)	$16,589
Net comprehensive income (loss)	$(25,842)	$(106,295)	$1,363	$(130,774)
Balance at December 31, 2014	$(155,760)	$84,703	$1,917	$(69,140)
Other comprehensive income before reclassifications	15,169	(80,106)	(1,503)	$(66,440)
Tax effect	(4,196)	-	526	$(3,670)
Other comprehensive income before reclassifications, net of tax	10,973	(80,106)	(977)	$(70,110)
Amounts reclassified out of AOCI	12,869	-	(680)	$12,189
Tax effect	(4,504)	-	238	$(4,266)
Amounts reclassified out of AOCI, net of tax	8,365	-	(442)	$7,923
Net comprehensive income (loss)	$19,338	$(80,106)	$(1,419)	$(62,187)
Balance at December 31, 2015	$(136,422)	$4,597	$498	$(131,327)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost. (See Note 11 for further information). The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $680, $24, and $1,966 for the years ended December 31, 2015, 2014, and 2013, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on our consolidated statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $0, $54, and $53 for the years ended December 31, 2015, 2014, and 2013, respectively.  These reclassifications are recorded as a component of Other Income on our consolidated statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on our consolidated statements of operations.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2015	2014

Included in "Other assets":
U.S. pension plans	$21,202	$12,964
Non-U.S. pension plans	159	212
Total included in other assets	$21,361	$13,176
Included in "Payroll and related expenses":
U.S. pension plans	$(51)	$(51)
Non-U.S. pension plans	(6,089)	(6,624)
U.S. other postretirement plans	(701)	(666)
Non-U.S. other postretirement plans	(224)	(349)
Total included in payroll and related expenses	$(7,065)	$(7,690)
Accrued pension and other postretirement costs:
U.S. pension plans	$(37,181)	$(40,744)
Non-U.S. pension plans	(200,406)	(231,278)
U.S. other postretirement plans	(7,208)	(8,011)
Non-U.S. other postretirement plans	(6,264)	(6,934)
Other retirement obligations	(13,559)	(13,557)
Total accrued pension and other postretirement costs	$(264,618)	$(300,524)
Accumulated other comprehensive loss:
U.S. pension plans	$76,141	$88,474
Non-U.S. pension plans	73,216	88,076
U.S. other postretirement plans	(3,129)	(3,325)
Non-U.S. other postretirement plans	1,446	1,750
Total accumulated other comprehensive loss*	$147,674	$174,975

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

The Society of Actuaries Retirement Plans Experience Committee issued new mortality tables and a new mortality improvement scale in 2014. The new mortality tables and mortality improvement scale are based on a recent study of mortality experience in the United States, and reflect improved retiree longevity. The use of the new mortality tables and mortality improvement scale increased the Company's projected benefit obligations by approximately $24,000 in 2014 and will increase future net periodic pension cost.  An updated mortality improvement scale issued by the Society of Actuaries in 2015 reduced the Company's benefit obligation by approximately $8,000, which mitigates the increased future net periodic pension cost resulting from the new mortality tables.

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

In 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees may participate in the plan, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company has made additional cash contributions to the plan to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

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

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement is contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements, which is expected to take at least one year.

As of the last fiscal year-end measurement date (December 31, 2015), the Vishay Retirement Plan was fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, the Company is required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $35,000.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan were $21,137 and $21,757 at December 31, 2015 and 2014, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer. Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to this non-qualified pension plan were $2,995 and $3,607 at December 31, 2015 and 2014, respectively.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$301,475	$286,846	$315,373	$280,526
Service cost	-	3,265	-	3,275
Interest cost	11,657	5,636	13,821	8,555
Acquisitions	-	-	-	465
Plan amendments	-	267	-	-
Actuarial (gains) losses	(23,099)	(2,012)	50,584	40,021
Benefits paid	(15,911)	(12,230)	(18,940)	(15,888)
Curtailments and settlements	-	-	(59,363)	(486)
Currency translation	-	(24,173)	-	(29,622)
Benefit obligation at end of year	$274,122	$257,599	$301,475	$286,846

Change in plan assets:
Fair value of plan assets at beginning of year	$273,644	$49,156	$295,633	48,859
Actual return on plan assets	(5,439)	1,159	38,688	1,858
Acquisitions	-	-	-	10
Company contributions	5,798	15,621	17,626	17,015
Benefits paid	(15,911)	(12,230)	(18,940)	(15,888)
Curtailments and settlements	-	-	(59,363)	(486)
Currency translation	-	(2,443)	-	(2,212)
Fair value of plan assets at end of year	$258,092	$51,263	$273,644	$49,156

Funded status at end of year	$(16,030)	$(206,336)	$(27,831)	$(237,690)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$21,202	$159	$12,964	$212
Accrued benefit liability - currrent	(51)	(6,089)	(51)	(6,624)
Accrued benefit liability - non-current	(37,181)	(200,406)	(40,744)	(231,278)
Accumulated other comprehensive loss	76,141	73,216	88,474	88,076
	$60,111	$(133,120)	$60,643	$(149,614)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$74,926	$73,216	$87,195	$88,076
Unamortized prior service cost	1,215	-	1,279	-
	$76,141	$73,216	$88,474	$88,076

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$274,122	$239,099	$301,475	$269,069

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$37,232	$245,005	$40,795	$272,977
Accumulated benefit obligation	37,232	231,955	40,795	261,996
Fair value of plan assets	-	39,463	-	37,634

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,265	$-	$3,275	$-	$3,499
Interest cost	11,657	5,636	13,821	8,555	13,882	8,150
Expected return on plan assets	(13,566)	(1,798)	(14,892)	(2,109)	(19,124)	(2,084)
Amortization of actuarial losses	8,175	5,131	7,166	2,700	14,566	3,407
Amortization of prior service cost (credit)	64	(282)	(56)	(5)	978	(12)
Curtailment and settlement losses	-	452	15,588	1,137	-	959
Net periodic pension cost	$6,330	$12,404	$21,627	$13,553	$10,302	$13,919

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2015, 2014, and 2013.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2016 is $11,500.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	2.30%	4.00%	2.15%
Rate of compensation increase	0.00%	1.99%	0.00%	1.97%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.00%	2.15%	4.85%	3.11%
Rate of compensation increase	0.00%	1.97%	0.00%	1.99%
Expected return on plan assets	5.00%	3.86%	5.29%	3.85%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities and is adjusted for the expected duration of the obligation and the funded status of the plan.  Given the pending termination and settlement, the Company's U.S. defined benefit plans are currently invested in diversified portfolios of fixed income securities and cash.  Investment allocations are made across a range of securities, maturities and credit quality.  Based on market interest rate conditions and the current market value of the plan assets at December 31, 2015, the qualified defined benefit plan in the U.S. is fully-funded.  The Company's non-U.S. defined benefit plan investments are based on local laws and customs. Most plans invest in cash and local government fixed income securities, although plans in certain countries have investments in equity securities.  The plans do not invest in securities of Vishay or its subsidiaries.  Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.  See Note 18 for further information on the fair value of the plan assets by asset category.

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2016	$16,019	$13,310
2017	16,331	14,552
2018	16,708	13,741
2019	23,229	14,860
2020	18,715	14,571
2021-2025	96,997	73,867

These estimates do not reflect the planned settlement of the U.S. qualified defined benefit plan.

The Company anticipates making contributions to U.S. defined benefit pension plans of between zero and $35,000 in 2016.

The Company's anticipated 2016 contributions for non-U.S. defined benefit pension plans will approximate $30,000, which includes contributions of $16,000 to the Company's Taiwanese pension plans to improve the funded status of those plans.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$8,677	$7,283	$7,341	$7,504
Service cost	121	273	115	307
Interest cost	333	147	351	244
Plan curtailments and settlements	-	(25)	-	-
Actuarial (gains) losses	(550)	(50)	1,492	752
Benefits paid	(672)	(389)	(622)	(565)
Currency translation	-	(751)	-	(959)
Benefit obligation at end of year	$7,909	$6,488	$8,677	$7,283

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,909)	$(6,488)	$(8,677)	$(7,283)

Amounts recognized in the consolidated balance sheet consist of the following:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(701)	$(224)	$(666)	$(349)
Accrued benefit liability - non-current	(7,208)	(6,264)	(8,011)	(6,934)
Accumulated other comprehensive income	(3,129)	1,446	(3,325)	1,750
	$(11,038)	$(5,042)	$(12,002)	$(5,533)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(1,308)	$1,446	$(668)	$1,750
Unamortized prior service (credit) cost	(1,821)	-	(2,657)	-
	$(3,129)	$1,446	$(3,325)	$1,750

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$121	$273	$115	$307	$111	$299
Interest cost	333	147	351	244	314	257
Amortization of actuarial (gains) losses	90	76	(140)	38	4	8
Amortization of prior service credit	(837)	-	(824)	-	(798)	-
Net periodic benefit cost (benefit)	$(293)	$496	$(498)	$589	$(369)	$564

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are not material and approximate the amounts amortized in 2014.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.50%	2.31%	4.00%	2.25%
Rate of compensation increase	0.00%	2.69%	0.00%	2.87%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.00%	2.25%	5.00%	3.44%
Rate of compensation increase	0.00%	2.87%	0.00%	3.19%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2016	$701	$224
2017	718	302
2018	710	307
2019	693	405
2020	680	661
2021-2025	2,887	2,714

As the plans are unfunded, the Company's anticipated contributions for 2016 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2015 and 2014, the consolidated balance sheets include $13,559 and $13,557, respectively, within accrued pension and other postretirement costs related to these plans.

Many of the Company's U.S. employees are eligible to participate in 401(k) savings plans, some of which provide for Company matching under various formulas. The Company's matching expense for the plans was $5,369, $5,285, and $5,276 for the years ended December 31, 2015, 2014, and 2013, respectively. No material amounts are included in the consolidated balance sheets at December 31, 2015 and 2014 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2015, 2014, and 2013, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2015 and 2014 were approximately $15,717 and $14,906, respectively.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2015	2014	2013

Restricted stock units	$3,705	$2,261	$510
Phantom stock units	141	131	108
Stock options	-	-	18
Total	$3,846	$2,392	$636

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

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2015 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$7,479	1.0
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$7,479

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

At December 31, 2015, the Company has reserved 3,617,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity for the years ended December 31, 2015, 2014, and 2013 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2015		2014		2013
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,147	$12.75	1,059	$13.40	1,316	$12.53
Granted	349	13.60	336	13.48	374	12.76
Vested*	(182)	11.41	(146)	15.87	(598)	10.92
Cancelled or forfeited	(286)	12.89	(102)	17.45	(33)	16.54
End of year	1,028	$13.24	1,147	$12.75	1,059	$13.40

Expected to vest	806		649		570

* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy statutory tax withholding requirements.

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2016**	-	222	222
January 1, 2017	192	-	192
January 1, 2018	202	-	202

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2016 were not achieved.

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

The following table summarizes the Company's phantom stock units activity for the years ended December 31, 2015, 2014, and 2013 (number of phantom stock units in thousands):

	Years ended December 31,
	2015		2014		2013
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	119		107		97
Granted	10	$14.09	10	$13.12	10	$10.75
Dividend equivalents issued	3		2		-
Redeemed for common stock	-		-		-
End of year	132		119		107

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2015, 95,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

The following table summarizes the Company's stock option activity (number of options in thousands):

	Years ended December 31,
	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding:
Beginning of year	105	$15.38	109	$15.24	109	$15.24
Granted	-	-	-	-	-	-
Exercised	-	-	(4)	11.62	-	-
Cancelled or forfeited	-	-	-	-	-	-
End of year	105	$15.38	105	$15.38	109	$15.24

Vested and expected to vest	105		105		109

Exercisable:
End of year	105		105		109

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2015 (number of options in thousands, contractual life in years):

Options Outstanding & Exercisable
Exercise Price	Number of Options	Remaining Contractual Life

$12.90	28	1.16
16.29	77	1.39
$15.38	105	1.33

Since December 31, 2013, all outstanding options have vested and are exercisable.  As of December 31, 2015, the weighted-average remaining contractual life of all exercisable options is 1.33 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2015, 2014, or 2013.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2015 of $12.05 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the year ended December 31, 2014, 4,337 options were exercised.    The total intrinsic value of options exercised during the year ended December 31, 2014 was $18.  No options were exercised during the years ended December 31, 2015 and 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $27,210, $28,088, and $29,327 for the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2016	$24,216
2017	17,429
2018	7,372
2019	4,068
2020	2,698
Thereafter	7,224

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

The Company has accrued environmental liabilities of $9,669 as of December 31, 2015 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $7,265 at December 31, 2015 for other environmental matters. The liabilities recorded for these matters total $16,934, of which $8,459 is included in other accrued liabilities on the consolidated balance sheet, and $8,475 is included in other noncurrent liabilities on the consolidated balance sheet.

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

Since 2004, Siliconix has maintained a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers. The Company typically has minimum purchase commitments of $30,000 to $40,000 per year pursuant to its long-term foundry agreements.  At December 31, 2015, the extent of those commitments is under discussion with Tower Semiconductor, following the transfer of certain manufacturing processes among Tower Semiconductor's facilities.

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

The Company recognized executive compensation charges for the year ended December 31, 2011 for elements of compensation that accelerated upon the passing of Dr. Feliz Zandman and for elements of compensation payable to the Company's former Chief Financial Officer, in connection with his resignation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

While no single customer comprises greater than 10% of consolidated net revenues, a material portion of the Company's revenues are derived from the worldwide industrial, automotive, telecommunications, and computing markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease, the producers thereof could reduce their purchases of the Company's products, which could have an adverse effect on the Company's results of operations and financial position.

While no single customer comprises greater than 10% of consolidated net revenues, certain subsidiaries and product lines have customers which comprise greater than 10% of the subsidiary's or product line's net revenues.  The loss of one of these customers could have a material effect on the results of operations of the subsidiary or product line and financial position of the subsidiary, which could result in an impairment charge which could be material to the Company's consolidated financial statements.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2015, one customer comprised 14.6% of the Company's accounts receivable balance.  This customer comprised 14.7% of the Company's accounts receivable balance as of December 31, 2014.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2015 or December 31, 2014. The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly. The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2015, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

Bank Hapoalim*	12.5%
Bank Leumi*	12.5%
Bank of Tokyo Mitsubishi*	11.5%
HSBC*	11.4%
Deutsche Bank	11.2%
UniCredit*	10.7%
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

Geographic Concentration

The Company has operations outside the United States, and approximately 74% of revenues earned during 2015 were derived from sales to customers outside the United States. Additionally, as of December 31, 2015, $1,080,858 of the Company's cash and cash equivalents and short-term investments were held in countries outside of the United States. Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2015 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	43.5%
Israel	29.6%
People's Republic of China	8.5%
The Republic of China (Taiwan)	6.5%
Singapore	5.4%
United States	1.7%
Other Asia	2.5%
Other Europe	1.6%
Other	0.7%

Vishay has been in operation in Israel for 45 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2015:
Product sales	$426,672	$533,931	$279,553	$704,109	$352,900	$-	$2,297,165
Royalty revenues	11	-	-	3,312	-	-	$3,323
Total revenue	$426,683	$533,931	$279,553	$707,421	$352,900	$-	$2,300,488

Gross Profit	$58,626	$119,762	$88,625	$208,384	$66,823	$-	$542,220

Depreciation expense	$47,172	$35,526	$14,118	$30,576	$18,168	$8,780	$154,340
Interest expense (income)	-	11	20	113	13	25,528	$25,685
Capital expenditures	29,289	38,971	21,853	38,169	14,763	4,097	$147,142

Total Assets as of December 31, 2015:	$477,984	$718,548	$325,600	$839,249	$543,507	$248,098	$3,152,986

Year ended December 31, 2014:
Product sales	$470,377	$579,288	$258,248	$755,251	$425,593	$-	$2,488,757
Royalty revenues	160	-	-	4,365	-	-	$4,525
Total revenue	$470,537	$579,288	$258,248	$759,616	$425,593	$-	$2,493,282

Gross Profit	$59,614	$132,021	$91,165	$241,090	$87,402	$-	$611,292

Depreciation expense	$53,939	$39,592	$13,266	$32,380	$20,524	$1,103	$160,804
Interest expense (income)	-	21	41	119	18	24,258	$24,457
Capital expenditures	33,672	41,713	23,008	42,950	12,694	2,937	$156,974

Total Assets as of December 31, 2014*:	$499,550	$732,502	$422,257	$812,664	$605,281	$201,897	$3,274,151

Year ended December 31, 2013:
Product sales	$449,299	$547,264	$228,194	$700,115	$439,745	$-	$2,364,617
Royalty revenues	178	-	51	6,133	-	-	$6,362
Total revenue	$449,477	$547,264	$228,245	$706,248	$439,745	$-	$2,370,979

Gross Profit	$59,387	$121,231	$76,732	$221,851	$88,059	$-	$567,260

Depreciation expense	$50,606	$37,305	$12,484	$31,998	$21,596	$1,075	$155,064
Interest expense (income)	-	54	122	79	28	22,847	$23,130
Capital expenditures	41,869	44,431	18,310	32,515	13,052	2,900	$153,077

Total Assets as of December 31, 2013*:	$543,037	$788,121	$213,128	$843,685	$636,637	$199,847	$3,224,455
________________
*Recast due to retrospective adoption of accounting guidance.  See Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

	Years ended December 31,
	2015	2014	2013

Operating income reconciliation:
MOSFETs	$21,366	$21,095	$19,140
Diodes	95,887	106,068	96,581
Optoelectronic Components	68,410	73,463	62,259
Resistors & Inductors	173,805	203,343	186,583
Capacitors	44,863	62,460	64,494
Restructuring and Severance Costs	(19,215)	(20,897)	(2,814)
Impairment of goodwill and long-lived assets	(62,980)	-	-
U.S. Pension Settlement Charges	-	(15,588)	-
Executive Compensation Credit (Charges)	-	-	1,778
Unallocated Selling, General, and Administrative Expenses	(224,337)	(240,833)	(230,339)
Consolidated Operating Income (Loss)	$97,799	$189,111	$197,682

See Note 4 for restructuring and severance costs segment information.

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2015	2014	2013

United States	$560,973	$590,145	$591,082
Germany	719,246	821,005	800,733
Other Europe	88,553	107,598	89,348
Israel	12,597	13,871	13,319
Asia	919,119	960,663	876,497
	$2,300,488	$2,493,282	$2,370,979

The following table summarizes property and equipment based on physical location:

	December 31,
	2015	2014

United States	$94,512	$116,807
Germany	122,817	124,850
Czech Republic	33,352	38,914
Other Europe	85,566	94,377
Israel	107,715	121,691
People's Republic of China	182,411	176,671
Republic of China (Taiwan)	126,780	127,354
Other Asia	109,815	95,263
Other	2,328	2,168
	$865,296	$898,095

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2015	2014	2013

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders	$(108,514)	$117,629	$122,980

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	59	140

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributed to Vishay stockholders - diluted	$(108,514)	$117,688	$123,120

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	147,570	147,448	144,856
Outstanding phantom stock units	130	119	107
Adjusted weighted average shares - basic	147,700	147,567	144,963

Effect of dilutive securities:
Convertible and exchangeable debt instruments	-	5,890	6,130
Restricted stock units	-	252	320
Other	-	7	4
Dilutive potential common shares	-	6,149	6,454

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	147,700	153,716	151,417

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.73)	$0.80	$0.85

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.73)	$0.77	$0.81

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2015	2014	2013

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	20,477	-	19,809
Convertible Senior Debentures, due 2041	8,151	7,944	7,885
Convertible Senior Debentures, due 2042	13,133	-	-
Exchangeable Unsecured Notes, due 2102	2,512	-	-
Weighted average employee stock options	105	77	91
Weighted average other	1,014	706	907

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt. Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.39, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.34, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.38, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2015	2014	2013

Accounts receivable	$(11,250)	$(731)	$(16,870)
Inventories	(30,302)	(23,753)	(31,246)
Prepaid expenses and other current assets	(5,203)	(5,031)	19,160
Accounts payable	(13,419)	9,339	11,087
Other current liabilities	32,925	(18,064)	7,860
Net change in operating assets and liabilities	$(27,249)	$(38,240)	$(10,009)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2015
Assets:
Assets held in rabbi trusts	$39,849	$25,906	$13,943	$-
Available for sale securities	$3,604	3,604	-	-
U.S. Defined Benefit Pension Plan Assets:
Fixed income securities	$255,804	254,555	1,249	-
Cash	$2,288	2,288	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,302	9,302	-	-
Fixed income securities	$13,416	13,416	-	-
Cash	$28,545	28,545	-	-
	$352,808	$337,616	$15,192	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(576)	-	-	(576)
Embedded derivative - convertible debentures due 2041	$(438)	-	-	(438)
Embedded derivative - convertible debentures due 2042	$(302)	-	-	(302)
	$(1,316)	$-	$-	$(1,316)

December 31, 2014
Assets:
Assets held in rabbi trusts	$40,270	$26,853	$13,417	$-
Available for sale securities	$15,432	4,439	10,993	-
U.S. Defined Benefit Pension Plan Assets:
Equity securities	$26,601	26,601	-	-
Fixed income securities	$244,037	242,749	1,288	-
Cash	$3,006	3,006	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,268	9,268	-	-
Fixed income securities	$18,269	18,269	-	-
Cash	$21,619	21,619	-	-
	$378,502	$352,804	$25,698	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(526)	-	-	(526)
Embedded derivative - convertible debentures due 2041	$(341)	-	-	(341)
Embedded derivative - convertible debentures due 2042	$(238)	-	-	(238)
	$(1,105)	$-	$-	$(1,105)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

In accordance with ASC Subtopic 350-20, and as described in Note 3, the Company performed a nonrecurring fair value measurement of its Capacitors segment goodwill balance as of the last day of its third fiscal quarter, October 3, 2015.  As a result of the fair value measurement, the goodwill of the Capacitors segment with a carrying value of was $5,380 was written down to its implied value of zero, resulting in an impairment charge of $5,380, recorded in the accompanying consolidated statement of operations.

In accordance with ASC Subtopic 360-10, and as described in Note 3, the Company performed a nonrecurring fair value measurement of its Capella business long-lived assets as of the last day of its third fiscal quarter, October 3, 2015.  As a result of the fair value measurement, the long-lived assets of its Capella business with carrying values of $68,500, were written down to their fair values of $10,900, resulting in a total impairment charge of $57,600, recorded in the accompanying consolidated statement of operations.

The Company's nonrecurring fair value measurements of goodwill and long-lived assets held and used are considered Level 3 measurements.  See Note 3 for further information on the measurements and inputs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

The Company enters into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $29,000 and $48,000 as of December 31, 2015 and 2014, respectively.  The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loans are repaid. The forward contracts were renewed on the last days of the respective years.  We have not designated the forward contracts as hedges for accounting purposes, and as such the changes in the fair value of the contracts are recognized in the consolidated statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy. Due to the timing of the renewal of the forward contracts, the value of the forward contracts were immaterial as of December 31, 2015 and 2014. The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liability and capitalized deferred financing costs, at December 31, 2015 and 2014 is approximately $756,900 and $853,500, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $448,080 and $453,817, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2015 and 2014, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The short-term investments acquired in the Capella acquisition fully matured in the third fiscal quarter of 2015.  The assets were accounted for as available for sale instruments, at fair value.  The Company's remaining short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification. All decreases in the account balance are due to returns of principal at the securities' maturity dates. Interest on the securities is recognized as interest income when earned.

At December 31, 2015 and 2014, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated balance sheets.

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

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies. Vishay has no ownership interest in VPG. However, Ruta Zandman solely or on a shared basis with Marc Zandman and Ziv Shoshani, all of whom are members of Vishay's Board of Directors, control a large portion of the voting power of both Vishay and VPG. Marc Zandman, Vishay's Executive Chairman of the Board and an executive officer of Vishay, serves as the Chairman of VPG. Ziv Shoshani, CEO of VPG, serves as a director of Vishay. Additionally, Timothy V. Talbert, a member of Vishay's Board of Directors is also a member of the Board of Directors of VPG.

In connection with the completion of the spin-off, Vishay and its subsidiaries entered into several agreements with VPG and its subsidiaries that govern the relationship of the parties following the spin-off. Among the agreements entered into with VPG and its subsidiaries were a transition services agreement, several lease agreements, and supply agreements. None of the agreements have had nor are expected to have a material impact on Vishay's financial position, results of operations, or liquidity.  Some of these agreements have expired and have not been renewed.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Summary of Quarterly Financial Information (Unaudited)

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$593,436	$590,470	$560,654	$555,928	$602,378	$641,929	$638,211	$610,764
Gross profit	145,038	141,482	130,144	125,556	145,283	164,093	158,392	143,524
Operating income (loss)	47,558	44,170	(24,155)	30,226	42,572	57,923	45,459	43,157
Net earnings (loss)	30,925	26,518	(27,550)	(137,626)	25,964	35,832	26,977	29,070
Net earnings (loss) attributable to noncontrolling interests	226	250	116	189	154	190	6	(136)
Net earnings (loss) attributable to Vishay stockholders	30,699	26,268	(27,666)	(137,815)	25,810	35,642	26,971	29,206

Per Share data:
Basic earnings (loss) per share attributable to Vishay stockholders (a)	$0.21	$0.18	$(0.19)	$(0.93)	$0.17	$0.24	$0.18	$0.20

Diluted earnings (loss) per share attributable to Vishay stockholders (a)	$0.20	$0.17	$(0.19)	$(0.93)	$0.17	$0.23	$0.17	$0.19

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$1,410	$5,660	$2,324	$9,821	$6,404	$9,014	$3,508	$1,971
Goodwill and long-lived assets impairment charges	$-	$-	$62,980	$-	$-	$-	$-	$-
U.S. pension settlement charges	$-	$-	$-	$-	$-	$-	$15,588	$-

Other income (expense):
Loss related to Tianjin explosion	$-	$-	$5,350	$-	$-	$-	$-	$-

Discrete tax expense (benefit)	$-	$-	$-	$152,437	$-	$-	$-	$(1,228)

Quarter end date (b)	April 4	July 4	October 3	December 31	March 29	June 28	September 27	December 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.