Form 10-Q
period 2016-04-02
VISHAY INTERTECHNOLOGY INC
filed 2016-05-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 2, 2016

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
☐ Yes  ☒ No

As of April 29, 2016, the registrant had 135,564,729 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 2, 2016

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$531,296	$475,507
Short-term investments	544,328	619,040
Accounts receivable, net	286,996	272,559
Inventories:
Finished goods	118,276	108,869
Work in process	201,133	201,045
Raw materials	106,836	110,657
Total inventories	426,245	420,571

Prepaid expenses and other current assets	99,753	99,815
Total current assets	1,888,618	1,887,492

Property and equipment, at cost:
Land	91,351	89,593
Buildings and improvements	575,447	562,171
Machinery and equipment	2,424,312	2,380,299
Construction in progress	68,514	79,910
Allowance for depreciation	(2,299,172)	(2,246,677)
	860,452	865,296

Goodwill	142,183	138,244

Other intangible assets, net	100,541	103,258

Other assets	154,830	158,696
Total assets	$3,146,624	$3,152,986

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 2, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$3	$4
Trade accounts payable	143,375	157,210
Payroll and related expenses	112,114	113,976
Other accrued expenses	160,902	164,336
Income taxes	21,633	22,198
Total current liabilities	438,027	457,724

Long-term debt less current portion	400,124	436,738
Deferred income taxes	306,333	305,413
Other liabilities	63,964	60,450
Accrued pension and other postretirement costs	255,447	264,618
Total liabilities	1,463,895	1,524,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,556	13,546
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,059,228	2,058,492
(Accumulated deficit) retained earnings	(300,673)	(319,448)
Accumulated other comprehensive income (loss)	(96,300)	(131,327)
Total Vishay stockholders' equity	1,677,024	1,622,476
Noncontrolling interests	5,705	5,567
Total equity	1,682,729	1,628,043
Total liabilities and equity	$3,146,624	$3,152,986

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 2, 2016	April 4, 2015

Net revenues	$570,606	$593,436
Costs of products sold	433,297	448,398
Gross profit	137,309	145,038

Selling, general, and administrative expenses	90,286	96,070
Restructuring and severance costs	6,475	1,410
Operating income	40,548	47,558

Other income (expense):
Interest expense	(6,466)	(6,361)
Other	779	3,460
Gain on early extinguishment of debt	3,611	-
	(2,076)	(2,901)

Income before taxes	38,472	44,657

Income tax expense	10,320	13,732

Net earnings	28,152	30,925

Less: net earnings attributable to noncontrolling interests	138	226

Net earnings attributable to Vishay stockholders	$28,014	$30,699

Basic earnings per share attributable to Vishay stockholders	$0.19	$0.21

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.20

Weighted average shares outstanding - basic	147,833	147,698

Weighted average shares outstanding - diluted	150,628	152,666

Cash dividends per share	$0.0625	$0.0600

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 2, 2016	April 4, 2015

Net earnings	$28,152	$30,925

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,868	2,113

Foreign currency translation adjustment	32,532	(76,318)

Unrealized gain (loss) on available-for-sale securities	627	(154)

Other comprehensive income (loss)	35,027	(74,359)

Comprehensive income (loss)	63,179	(43,434)

Less: comprehensive income attributable to noncontrolling interests	138	226

Comprehensive income (loss) attributable to Vishay stockholders	$63,041	$(43,660)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Operating activities
Net earnings	$28,152	$30,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,017	45,410
(Gain) loss on disposal of property and equipment	(22)	(83)
Accretion of interest on convertible debentures	1,120	1,036
Inventory write-offs for obsolescence	5,816	4,854
Gain on early extinguishment of debt	(3,611)	-
Other	(13,950)	(7,080)
Net change in operating assets and liabilities, net of effects of businesses acquired	(37,264)	(61,564)
Net cash provided by operating activities	20,258	13,498

Investing activities
Capital expenditures	(19,756)	(19,782)
Proceeds from sale of property and equipment	64	719
Purchase of short-term investments	(24,588)	(78,905)
Maturity of short-term investments	117,676	17,414
Sale of short-term investments	-	503
Sale of other investments	-	400
Other investing activities	2,975	977
Net cash provided by (used in) investing activities	76,371	(78,674)

Financing activities
Principal payments on long-term debt and capital leases	(22,595)	-
Net proceeds (payments) on revolving credit lines	(12,000)	15,000
Net changes in short-term borrowings	(719)	(6)
Dividends paid to common stockholders	(8,473)	(8,126)
Dividends paid to Class B common stockholders	(758)	(728)
Excess tax benefit from RSUs vested	-	21
Net cash provided by (used in) financing activities	(44,545)	6,161
Effect of exchange rate changes on cash and cash equivalents	3,705	(16,155)

Net increase (decrease) in cash and cash equivalents	55,789	(75,170)

Cash and cash equivalents at beginning of period	475,507	592,172
Cash and cash equivalents at end of period	$531,296	$517,002

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Net earnings	-	-	-	28,014	-	28,014	138	28,152
Other comprehensive income	-	-	-	-	35,027	35,027	-	35,027
Restricted stock issuances (103,918 shares)	10	-	(452)	-	-	(442)	-	(442)
Dividends declared ($ 0.0625 per share)	-	-	8	(9,239)	-	(9,231)	-	(9,231)
Stock compensation expense	-	-	1,201	-	-	1,201	-	1,201
Tax effects of stock plan	-	-	(21)	-	-	(21)	-	(21)
Balance at April 2, 2016	$13,556	$1,213	$2,059,228	$(300,673)	$(96,300)	$1,677,024	$5,705	$1,682,729

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the fiscal quarter ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2016 end on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016, respectively.  The four fiscal quarters in 2015 ended on April 4, 2015, July 4, 2015, October 3, 2015, and December 31, 2015, respectively.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively, and to instead recognize measurement-period adjustments during the period in which the acquirer determines the amount, including the effect on earnings of any amounts which would have been recorded in previous periods if the accounting had been completed at the acquisition date.  The Company adopted the ASU effective January 1, 2016.  The ASU had no effect on the Company's results of operations or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU is the result of a project between the FASB and the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Upon adoption of the ASU, the Company will recognize lease assets and liabilities for its operating leases which are not currently reported on its consolidated balance sheets.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2019, with the ability to early adopt.  The Company is currently evaluating the effect of the ASU on its lease contracts.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2017, with the ability to early adopt.  The Company is currently evaluating the effect of the ASU on its employee share-based payment accounting.

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

In the fourth fiscal quarter of 2015, the Company deposited the $6,750 purchase price of Sonntag Electronic GmbH ("Sonntag").  The purchase price, net of cash acquired was $5,450.  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter ended April 2, 2016.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,485 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

In 2013, the Company announced various cost reduction programs.  The cash costs of these programs, primarily severance, are expected to be approximately $34,000.  These programs were substantially implemented by the end of the first fiscal quarter of 2016.  Many of the severance costs were recognized ratably over the required stay periods.

In 2015, the Company announced additional global cost reduction programs.  These programs include a facility closure in the Netherlands.  The cash costs of these programs, primarily severance, are expected to aggregate to approximately $30,000.  Complete implementation of these programs is expected to occur before the end of 2017.

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
MOSFETs Enhanced Competitiveness Program	$3,915	$1,353
Voluntary Separation / Retirement Program	-	57
Modules Production Transfer Program	-	-
Global Cost Reduction Programs	2,560	-
Total	$6,475	$1,410

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a series of discrete steps, the manufacture of wafers for a substantial share of products was transferred into a more cost-efficient fab.  As a consequence, certain other manufacturing currently occurring in-house was transferred to third-party foundries.

The transfer of production was substantially completed by the end of the first fiscal quarter of 2016.  Employees generally were required to remain with the Company during the production transfer period.  Accordingly, the Company accrued these severance costs ratably over the respective employees' remaining service periods.  The Company has incurred and will continue to incur other exit costs associated with the production transfer, including certain contract termination costs.  The total costs associated with these initiatives, primarily severance, are expected to be approximately $18,000.

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	3,915
Cash paid	(5,840)
Foreign currency translation	6
Balance at April 2, 2016	$10,253

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $3,925 are included in the expenses incurred in 2016 in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	95
Cash paid	(3,166)
Foreign currency translation	(258)
Balance at December 31, 2015	$1,345
Cash paid	(256)
Foreign currency translation	34
Balance at April 2, 2016	$1,123

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment. Certain participants are being paid in installments.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

Modules Production Transfer

In an effort to reduce costs and streamline production of its module products within its Diodes segment, the Company committed to two smaller cost reduction programs related to the transfer of production of certain of its products.

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(718)
Foreign currency translation	(120)
Balance at December 31, 2015	$657
Cash paid	(5)
Foreign currency translation	30
Balance at April 2, 2016	$682

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	2,560
Cash paid	(4,072)
Foreign currency translation	299
Balance at April 2, 2016	$11,404

The following table summarizes the expense recognized in 2016 by segment related to this program:

Diodes	$448
Optoelectronic Components	178
Resistors & Inductors	1,018
Capacitors	334
Unallocated Selling, General, and Administrative Expenses	582
Total	$2,560

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $8,864 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 2, 2016 and April 4, 2015 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

Income tax expense for the fiscal quarter ended April 2, 2016 includes a remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015 of $769.

During the three fiscal months ended April 2, 2016, the liabilities for unrecognized tax benefits increased by $1,150 on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	April 2, 2016	December 31, 2015

Credit facility	$178,000	$190,000
Exchangeable unsecured notes, due 2102	12,436	38,642
Convertible senior debentures, due 2040	106,573	106,011
Convertible senior debentures, due 2041	54,746	54,424
Convertible senior debentures, due 2042	60,583	60,320
Deferred financing costs	(12,214)	(12,659)
	400,124	436,738
Less current portion	-	-
	$400,124	$436,738

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the March 29, 2016 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective March 9, 2016 (per $1 principal amount)	75.1038	54.8068	88.3041
Effective conversion price effective March 9, 2016 (per share)	$13.31	$18.25	$11.32
130% of the conversion price (per share)	$17.30	$23.73	$14.72
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at April 2, 2016 and December 31, 2015, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
April 2, 2016
Due 2040	$275,000	(169,009)	582	$106,573	$110,094
Due 2041	$150,000	(95,730)	476	$54,746	$62,246
Due 2042	$150,000	(89,702)	285	$60,583	$57,874
Total	$575,000	$(354,441)	$1,343	$221,902	$230,214

December 31, 2015
Due 2040	$275,000	(169,565)	576	$106,011	$110,094
Due 2041	$150,000	(96,014)	438	$54,424	$62,246
Due 2042	$150,000	(89,982)	302	$60,320	$57,874
Total	$575,000	$(355,561)	$1,316	$220,755	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
April 2, 2016
Due 2040	$1,547	556	22	6	$2,131
Due 2041	$844	284	11	38	$1,177
Due 2042	$844	280	13	(17)	$1,120
Total	$3,235	$1,120	$46	$27	$4,428

April 4, 2015
Due 2040	$1,547	515	22	(59)	$2,025
Due 2041	$844	261	12	13	$1,130
Due 2042	$844	260	13	(7)	$1,110
Total	$3,235	$1,036	$47	$(53)	$4,265

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Exchangeable Unsecured Notes, due 2102

On March 31, 2016, pursuant to an agreement dated March 10, 2016, the Company acquired from a holder $26,206 principal amount of the Company's floating rate exchangeable unsecured notes due 2102.  The purchase price for this privately negotiated transaction was $22,595.  Vishay recognized a gain on early extinguishment of debt of $3,611 presented as a separate line item in the accompanying consolidated condensed statement of operations for the fiscal quarter ended April 2, 2016.

The exchangeable unsecured notes were issued in 2002 in connection with an acquisition, and are subject to a put and call agreement dated December 13, 2002.  Holders may at any time put the notes to Vishay in exchange for shares of common stock; and Vishay may call the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018.  Subsequent to the spin-off of Vishay Precision Group in 2010, the put/call rate of the notes is $15.39 per share of common stock.  The notes bear interest at LIBOR, payable quarterly.

The notes that Vishay repurchased from a holder had been exchangeable for 1,702,813 shares of Vishay common stock.

Following this transaction, Vishay has outstanding exchangeable unsecured notes with a principal amount of approximately $12,436, which are exchangeable for an aggregate of approximately 808,000 shares of Vishay common stock.

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

As a result of this incident, through the end of the first fiscal quarter of 2016, the Company estimates that it has incurred $10,145 for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.  As of April 2, 2016, the Company has recorded a receivable of $4,795 for amounts which are probable of recovery under its insurance policies.  The Company recorded, as a separate line item, a loss related to these items in 2015, which represents the insurance deductible and certain costs which are potentially not recoverable.

The Company's insurance coverage generally provides for replacement cost of damaged items.  The insurance claims process continues as expected.  Any amount expected to be received in excess of the book value of the damaged item will be treated as a gain, but will not be recorded until contingencies are resolved.  The Company also believes that it has valid claims under its business interruption insurance policies, but those claims cannot be quantified at this time.  The Company will not record a receivable for business interruption claims until all contingencies have been resolved.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2016	$(136,422)	$4,597	498	$(131,327)
Other comprehensive income (loss) before reclassifications	-	32,532	964	$33,496
Tax effect	-	-	(337)	$(337)
Other comprehensive income (loss) before reclassifications, net of tax	-	32,532	627	$33,159
Amounts reclassified out of AOCI	2,669	-	-	$2,669
Tax effect	(801)	-	-	$(801)
Amounts reclassified out of AOCI, net of tax	1,868	-	-	$1,868
Net other comprehensive income (loss)	$1,868	$32,532	$627	$35,027
Balance at April 2, 2016	$(134,554)	$37,129	$1,125	$(96,300)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2016 and 2015 for the Company's defined benefit pension plans:

	Fiscal quarter ended April 2, 2016		Fiscal quarter ended April 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$774	$-	$829
Interest cost	3,000	1,353	2,943	1,432
Expected return on plan assets	(2,825)	(534)	(3,385)	(454)
Amortization of prior service cost (credit)	36	12	16	-
Amortization of losses	1,650	1,171	2,022	1,299
Curtailment and settlement losses	-	195	-	-
Net periodic benefit cost	$1,861	$2,971	$1,596	$3,106

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan, the Company's U.S. qualified pension plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement is contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements, which is not expected to be received prior to the fourth fiscal quarter of 2016.

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

The Company contributed $16,966 to the Company's Taiwanese pension plans to improve the funded status of those plans in 2016.

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2016 and 2015 for the Company's other postretirement benefit plans:

	Fiscal quarter ended April 2, 2016		Fiscal quarter ended April 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$31	$67	$30	$69
Interest cost	85	36	83	37
Amortization of prior service (credit)	(209)	-	(209)	-
Amortization of losses (gains)	(8)	17	22	19
Net periodic benefit cost	$(101)	$120	$(74)	$125

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015

Restricted stock units	$1,084	$914
Phantom stock units	117	141
Stock options	-	-
Total	$1,201	$1,055

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 2, 2016 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Stock options	$-	0.0
Restricted stock units	7,472	1.8
Phantom stock units	-	0.0
Total	$7,472

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

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

Restricted Stock Units

RSU activity under the 2007 Program as of April 2, 2016 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	1,028	$13.24
Granted	353	11.35
Vested*	(142)	12.21
Cancelled or forfeited	(222)	13.19
Outstanding at April 2, 2016	1,017	$12.74

Expected to vest at April 2, 2016	1,017

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2017	192	-	192
January 1, 2018	202	-	202
January 1, 2019	213	-	213

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

Phantom stock unit activity under the phantom stock plan as of April 2, 2016 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	132
Granted	10	$11.71
Dividend equivalents issued	1
Outstanding at April 2, 2016	143

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.  These programs are more fully described in Note 12 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.  No additional options may be granted pursuant to these programs.

At December 31, 2015 and April 2, 2016, there were 105,000 options outstanding with a weighted average exercise price of $15.38.  At April 2, 2016, the weighted average remaining contractual life of all outstanding options was 1.08 years.

At April 2, 2016, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the first fiscal quarter of 2016 of $12.08 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2016 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the three fiscal months ended April 2, 2016, no options were exercised.

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended April 2, 2016:
Product Sales	$100,933	$135,384	$62,775	$183,416	$88,020	$570,528
Royalty Revenues	-	-	-	78	-	$78
Total Revenue	$100,933	$135,384	$62,775	$183,494	$88,020	$570,606

Gross Profit	$12,587	$32,662	$19,181	$55,784	$17,095	$137,309

Fiscal quarter ended April 4, 2015:
Product Sales	$106,759	$136,511	$68,625	$186,392	$94,036	$592,323
Royalty Revenues	11	-	-	1,102	-	$1,113
Total Revenue	$106,770	$136,511	$68,625	$187,494	$94,036	$593,436

Gross Profit	$13,758	$29,890	$22,183	$58,849	$20,358	$145,038

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Operating income reconciliation:
MOSFETs	$2,618	$4,527
Diodes	26,643	23,485
Optoelectronic Components	13,654	17,087
Resistors & Inductors	46,883	49,525
Capacitors	11,303	14,564
Restructuring and Severance Costs	(6,475)	(1,410)
Unallocated Selling, General, and Administrative Expenses	(54,078)	(60,220)
Consolidated Operating Income	40,548	$47,558

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015

Numerator:
Numerator for basic earnings per share:
Net earnings attributable to Vishay stockholders	$28,014	$30,699

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	38	16

Numerator for diluted earnings per share:
Net earnings attributable to Vishay stockholders - diluted	$28,052	$30,715

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,691	147,569
Outstanding phantom stock units	142	129
Adjusted weighted average shares - basic	147,833	147,698

Effect of dilutive securities:
Convertible and exchangeable debt instruments	2,626	4,778
Restricted stock units	169	184
Other	-	6
Dilutive potential common shares	2,795	4,968

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	150,628	152,666

Basic earnings per share attributable to Vishay stockholders	$0.19	$0.21

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.20

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	20,574	-
Convertible Senior Debentures, due 2041	8,189	8,024
Weighted average employee stock options	105	77
Weighted average other	610	620

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  None of the conversion criteria were met for the periods presented.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.31, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.25, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.32, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 2, 2016:
Assets:
Assets held in rabbi trusts	$40,368	$26,433	$13,935	$-
Available for sale securities	$4,171	4,171	-	-
	$44,539	$30,604	$13,935	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(582)	$-	$-	$(582)
Embedded derivative - convertible debentures due 2041	$(476)	-	-	(476)
Embedded derivative - convertible debentures due 2042	$(285)	-	-	(285)
	$(1,343)	$-	$-	$(1,343)
December 31, 2015:
Assets:
Assets held in rabbi trusts	$39,849	$25,906	13,943	$-
Available for sale securities	$3,604	3,604	-	-
	$43,453	$29,510	$13,943	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(576)	$-	$-	$(576)
Embedded derivative - convertible debentures due 2041	$(438)	-	-	(438)
Embedded derivative - convertible debentures due 2042	$(302)	-	-	(302)
	$(1,316)	$-	$-	$(1,316)

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

The Company enters into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $64,000 and $29,000 as of April 2, 2016 and December 31, 2015, respectively.  The forward contracts settle monthly and are expected to be renewed at the Company's discretion on a monthly basis until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  The value of the forward contracts was immaterial as of April 2, 2016.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at April 2, 2016 and December 31, 2015 is approximately $733,900 and $756,900, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $410,995, and $448,080, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At April 2, 2016 and December 31, 2015, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 2, 2016 and December 31, 2015, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction.  The Company has not repurchased any stock since the inception of the plan.  We will continue to evaluate attractive stock repurchase opportunities.

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

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In the first fiscal quarter of 2016, we substantially completed the implementation of targeted cost reduction programs that began in the fourth fiscal quarter of 2013.  The cost reduction programs initiated in 2015 continue as planned.  Our cost reduction programs are more fully described in Note 3 to the consolidated condensed financial statements included in Item 1, and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

We recorded noncash impairment charges of $63.0 million in the third fiscal quarter of 2015.  If financial conditions deteriorate, an interim assessment may be required before the next annual assessment.  The 2015 goodwill and indefinite-lived intangible assets impairment tests are more fully described in Note 3 to our consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The business continues to be burdened by the weak economic environment that began in the middle of 2015, but showed signs of a recovery in the first fiscal quarter of 2016.  Net revenues in the first fiscal quarter of 2016 increased versus the prior fiscal quarter, but remain lower than the prior year quarter.  An increase in orders resulted in an increase in key financial metrics compared to the prior fiscal quarter.  The key metrics remain slightly lower than  the first fiscal quarter of 2015.

Net revenues for the fiscal quarter ended April 2, 2016 were $570.6 million, compared to $593.4 million for the fiscal quarter ended April 4, 2015.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 2, 2016 were $28.0 million, or $0.19 per diluted share, compared to $30.7 million, or $0.20 per diluted share for the fiscal quarter ended April 4, 2015.

Net earnings attributable to Vishay stockholders for the fiscal quarters ended April 2, 2016 and April 4, 2015 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015

GAAP net earnings attributable to Vishay stockholders	$28,014	$30,699

Reconciling items affecting operating margin:
Restructuring and severance costs	$6,475	$1,410

Reconciling items affecting other income (expense):
Gain on early extinguishment of debt	$(3,611)	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(1,656)	$(508)

Adjusted net earnings	$29,222	$31,601

Adjusted weighted average diluted shares outstanding	150,628	152,666

Adjusted earnings per diluted share *	$0.19	$0.21

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarters ended April 2, 2016 and April 4, 2015 represent the effects of an improving business environment, increasing order activity, our cost reduction programs, and our organic growth initiatives.  Our revenue results continue to be negatively affected by foreign currency effects, especially from the euro.  Despite the negative foreign currency effect on revenues, we were able to maintain our profitability.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2015 through the first fiscal quarter of 2016 (dollars in thousands):

	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016

Net revenues	$593,436	$590,470	$560,654	$555,928	$570,606

Gross profit margin	24.4%	24.0%	23.2%	22.6%	24.1%

Operating margin (1)	8.0%	7.5%	-4.3%	5.4%	7.1%

End-of-period backlog	$559,600	$556,100	$535,500	$514,500	$571,600

Book-to-bill ratio	1.05	0.99	0.96	0.97	1.08

Inventory turnover	4.20	4.11	3.82	3.90	4.00

Change in ASP vs. prior quarter	-0.9%	-1.3%	-1.2%	-0.7%	-1.2%

(1)  Operating margin for the first, second, third, and fourth fiscal quarters of 2015 and first fiscal quarter of 2016 includes $1.4 million, $5.7 million, $2.3 million, $9.8 million, and $6.5 million, respectively, of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2015 includes $63.0 million of goodwill and depreciable and amortizable long-lived asset impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues were within the upper end of our expected range and increased versus the prior fiscal quarters, but remain lower than the first fiscal quarter of 2015.  Foreign currency exchange rates continue to negatively impact revenues.  The order level in the first fiscal quarter of 2016 increased compared to the prior fiscal quarters, which increased the backlog and positively impacted the book-to-bill ratio.  Our average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross profit margin increased versus the prior fiscal quarters, but remains lower than the first fiscal quarter of 2015.  The fluctuations are primarily volume-driven.  Decreasing average selling prices continue to burden the gross profit margin.  Gross profit margins have been negatively impacted by additional depreciation associated with our cost reduction programs beginning with the fourth fiscal quarter of 2013.  The negative impact on the MOSFETs segment will be reduced beginning in the second fiscal quarter of 2016.

The book-to-bill ratio in the first fiscal quarter of 2016 increased to 1.08 from 0.97 in the fourth fiscal quarter of 2015.  The book-to-bill ratios in the first fiscal quarter of 2016 for distributors and original equipment manufacturers ("OEM") were 1.06 and 1.12, respectively, versus ratios of 1.02 and 0.91, respectively, during the fourth fiscal quarter of 2015.

For the second fiscal quarter of 2016, we anticipate revenues between $565 million and $605 million and gross margins of 23% to 25%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2015 through the first fiscal quarter of 2016 (dollars in thousands):

	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
MOSFETs
Net revenues	$106,770	$106,348	$109,446	$104,119	$100,933

Book-to-bill ratio	0.99	1.04	0.91	0.90	1.14

Gross profit margin	12.9%	13.8%	15.3%	12.8%	12.5%

Segment operating margin	4.2%	4.8%	6.2%	4.7%	2.6%

Diodes
Net revenues	$136,511	$138,722	$123,922	$134,776	$135,384

Book-to-bill ratio	1.01	0.97	1.05	0.97	1.05

Gross profit margin	21.9%	22.8%	22.2%	22.8%	24.1%

Segment operating margin	17.2%	18.4%	17.5%	18.7%	19.7%

Optoelectronic Components
Net revenues	$68,625	$72,977	$70,008	$67,943	$62,775

Book-to-bill ratio	1.09	1.02	0.95	0.91	1.09

Gross profit margin	32.3%	33.3%	32.8%	28.2%	30.6%

Segment operating margin	24.9%	26.3%	25.2%	21.3%	21.8%

Resistors & Inductors
Net revenues	$187,494	$179,532	$173,731	$166,664	$183,494

Book-to-bill ratio	1.05	0.99	0.95	1.03	1.10

Gross profit margin	31.4%	29.7%	28.7%	27.8%	30.4%

Segment operating margin	26.4%	24.8%	23.8%	23.0%	25.6%

Capacitors
Net revenues	$94,036	$92,891	$83,547	$82,426	$88,020

Book-to-bill ratio	1.15	0.92	0.93	0.99	1.01

Gross profit margin	21.6%	18.8%	15.6%	19.3%	19.4%

Segment operating margin	15.5%	12.7%	9.1%	13.2%	12.8%

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

We closely monitor variable costs and seek to achieve the contributive margin in our business model.  Over a period of many years, we have generally maintained a contributive margin of between 45% - 47% of revenues.  The erosion of average selling prices, particularly of our semiconductor products, that is typical of our industry and inflation negatively impact contributive margin and drive us to continually seek ways to reduce our variable costs.  Our variable cost reduction efforts include increasing the efficiency in our production facilities by expending capital for automation, reducing materials costs, materials substitution, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

Our cost management strategy also includes a focus on controlling fixed costs recorded as costs of products sold or selling, general, and administrative expenses and maintaining our break-even point (adjusted for acquisitions).  We seek to limit increases in selling, general, and administrative expenses to the rate of inflation, excluding foreign currency exchange effects and substantially independent of sales volume changes. At constant fixed costs, we would expect each $1 million increase in revenues to increase our operating income by approximately $450,000 to $470,000.  Sudden changes in the business conditions, however, may not allow us to quickly adapt our manufacturing capacity and cost structure.

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

In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $3.9 million of restructuring and severance expenses in the first fiscal quarter of 2016 for the expenses that were recognizable under GAAP during the period and $33.1 million of restructuring and severance expenses since these cost reduction programs were implemented.  The remaining expenses associated with the programs will be recorded as they become recognizable under GAAP.

The programs initiated in 2013 primarily focus on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The programs in total are expected to lower costs by approximately $36 million per year when fully implemented at expected cash costs of approximately $34 million.

The production transfer for the MOSFETs restructuring program was substantially completed in the first fiscal quarter of 2016.  The program occurred over a period of approximately two years.  The manufacture of wafers for certain critical products has been transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing previously occurring in-house has been transferred to third-party foundries.  The Company has incurred and will continue to incur other exit costs associated with the production transfer, including certain contract termination costs.

The total cash costs associated with the MOSFETs initiatives, principally severance, are expected to be approximately $18 million.  We anticipate that the MOSFETs programs will result in an annual reduction in variable and fixed manufacturing costs of approximately $23 million at current volumes beginning in the third fiscal quarter of 2016.

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

Additional programs were initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $2.6 million of restructuring and severance expenses in the first fiscal quarter of 2016 for expenses that were recognizable under GAAP during the period and $16.3 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

The targeted plans to streamline and consolidate production of certain product lines are expected to decrease costs of products sold by approximately $18 million annually (at current volumes).  These plans include the Zwolle, Netherlands aluminum capacitors facility closure announced on June 30, 2015.  Except for the Zwolle facility, no other facility closures are currently expected pursuant to these programs.  These production transfers will be completed in steps by the end of 2017.  These newly announced programs did not alter or expand the MOSFETs Enhanced Competitiveness Program.

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

Pension and Other Postretirement Benefits

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 17, 2016, we continue to seek to de-risk our pension exposures, especially given the frozen status of the U.S. plans and the current funded status.  Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

In the second fiscal quarter of 2015, we began the process of terminating the Vishay Retirement Plan, our U.S. qualified pension plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement is contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements.  The completion of the termination is not expected prior to the fourth fiscal quarter of 2016.

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

We have contributed $17.0 million to our Taiwanese pension plans in 2016 to improve the funded status of those plans.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was slightly stronger during the first fiscal quarter of 2016 compared to the prior year period, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the first fiscal quarter of 2016 have been slightly unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $64 million as of April 2, 2016.  The forward contracts settle monthly and are expected to be renewed at our discretion on a monthly basis until the intercompany loans are repaid.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Cost of products sold	75.9%	75.6%
Gross profit	24.1%	24.4%
Selling, general & administrative expenses	15.8%	16.2%
Operating income	7.1%	8.0%
Income before taxes and noncontrolling interest	6.7%	7.5%
Net earnings attributable to Vishay stockholders	4.9%	5.2%
________
Effective tax rate	26.8%	30.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$570,606	$593,436
Change versus comparable prior year period	$(22,830)
Percentage change versus comparable prior year period	-3.8%

Changes in net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-0.1%
Decrease in average selling prices	-3.1%
Foreign currency effects	-0.7%
Other	0.1%
Net change	-3.8%

Our revenue results for the fiscal quarter ended April 2, 2016 continued to be negatively affected by foreign currency effects.  We experienced a broad increase in demand for our products in the first fiscal quarter of 2016 compared to the fourth fiscal quarter of 2015, but results remained lower compared to the first fiscal quarter of 2015.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $21.9 million and $20.0 million for the three fiscal months ended April 2, 2016 and April 4, 2015, respectively, or 3.7% and 3.3% of gross revenues, respectively.  Actual credits issued under the programs during the three fiscal months ended April 2, 2016 and April 4, 2015 were $26.5 million and $25.3 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated condensed statements of operations, were approximately $0.1 million and $1.1 million for the three fiscal months ended April 2, 2016 and April 4, 2015, respectively.  The decrease is due to the expiration of certain licensing arrangements.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended April 2, 2016 were 24.1%, versus 24.4%, for the comparable prior year period.  The decrease is due primarily to lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$100,933	$106,770
Change versus comparable prior year period	$(5,837)
Percentage change versus comparable prior year period	-5.5%

Changes in MOSFETs segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	0.2%
Decrease in average selling prices	-5.4%
Foreign currency effects	-0.2%
Other	-0.1%
Net change	-5.5%

Gross profit margins for the MOSFETs segment were as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Gross profit margin	12.5%	12.9%

In the first fiscal quarter of 2016, the MOSFETs segment did not maintain the revenue level of the corresponding prior year period.  The continuation of the partial recovery of the business with Asian distributors was almost fully offset by the continuation of a soft business environment in the other regions.  The result was only a small increase in sales volume and no offset to the declining selling prices.

The gross profit margin in the first fiscal quarter of 2016 decreased primarily due to lower average selling prices, which were only partially offset by a more profitable product mix, lower depreciation associated with the cost reduction program (see below), positive foreign currency exchange rate impact on the Asian cost-of-sales, and various other cost reduction measures.  The gross profit margin in the first fiscal quarter of 2015 was positively impacted by volume increases from restocking the low inventory level from the end of 2014, which was not repeated to the same extent in 2016.

Typical pricing pressure for our established MOSFETs products continues. We have experienced a significant decline in average selling prices versus the first fiscal quarter of 2015 and a slight decline versus the prior fiscal quarter.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment.  The long-term program was substantially implemented by the end of the first fiscal quarter of 2016 and is expected to provide significant improvement beginning in the third fiscal quarter of 2016.  See "Cost Management" above.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$135,384	$136,511
Change versus comparable prior year period	$(1,127)
Percentage change versus comparable prior year period	-0.8%

Changes in Diodes segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	3.5%
Decrease in average selling prices	-3.6%
Foreign currency effects	-0.4%
Other	-0.3%
Net change	-0.8%

Gross profit margins for the Diodes segment were as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Gross profit margin	24.1%	21.9%

The Diodes segment experienced a slight decrease in its revenue level in the first fiscal quarter of 2016 versus the corresponding prior year period.  The volume increases mainly with Asian distributors were not able to offset the impact from declining average selling prices and negative euro foreign currency effects.

The gross profit margin increased primarily due to the effects of the cost reduction programs, positive foreign currency exchange rate impact on the Asian cost-of-sales, and the sales volume increase, which were only partially offset by declining average selling prices.

Typical pricing pressure for our established Diodes products continues. We have experienced a moderate price decline versus the first fiscal quarter of 2015 and a slight decline versus the prior fiscal quarter.

The cost reduction programs announced in 2013 include two smaller projects to improve the results of the Diodes segment. These projects, which were initiated in the third fiscal quarter of 2014 and substantially implemented in the fourth fiscal quarter of 2014, demonstrate our ongoing effort to improve the results of this segment.  See "Cost Management" above.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$62,775	$68,625
Change versus comparable prior year period	$(5,850)
Percentage change versus comparable prior year period	-8.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-3.7%
Decrease in average selling prices	-4.6%
Foreign currency effects	-0.6%
Other	0.4%
Net change	-8.5%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Gross profit margin	30.6%	32.3%

The Optoelectronic Components segment experienced a signficant decrease in revenues versus the corresponding prior year period.  The difficult business environment in Asia continued in this period.

The decreases in the average selling prices and sales volume resulted in a decrease in gross profit margin versus the first fiscal quarter of 2015.

The pricing pressure for our established Optoelectronic Components products continues. We experienced a moderate decline in average selling prices versus the first fiscal quarter of 2015 and a slight decline versus the prior fiscal quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$183,494	$187,494
Change versus comparable prior year period	$(4,000)
Percentage change versus comparable prior year period	-2.1%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Increase in volume	0.5%
Decrease in average selling prices	-1.8%
Foreign currency effects	-0.9%
Other	0.1%
Net change	-2.1%

Gross profit margins for the Resistors & Inductors segment were as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Gross profit margin	30.4%	31.4%

The Resistors & Inductors segment experienced a slight decrease in net revenues in the first fiscal quarter of 2016 versus the corresponding prior year period.  Increased sales volume was offset by a decline in average selling prices and adverse foreign currency exchange rates.  Region Europe experienced an increase in net revenues, while region Americas decreased.  Distribution and the industrial end market experienced decreases in net revenues versus the prior year period, while automotive increased.  Net revenues in the first fiscal quarter of 2016 increased versus the prior quarter, with distribution and the industrial and automotive end markets experiencing the biggest increase.

The gross profit margin decreased slightly versus the prior year period.  Increased volume and significant savings as result of the cost reduction program and better efficiencies only partially offset the decrease in average selling prices, a decrease in royalty revenues, and general cost inflation.

Average selling prices decreased slightly compared to first fiscal quarter of 2015, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 3 to our consolidated condensed financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Net revenues	$88,020	$94,036
Change versus comparable prior year period	$(6,016)
Percentage change versus comparable prior year period	-6.4%

Changes in Capacitors segment net revenues were attributable to the following:

vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-4.1%
Decrease in average selling prices	-1.5%
Foreign currency effects	-1.0%
Other	0.2%
Net change	-6.4%

Gross profit margins for the Capacitors segment was as follows:

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Gross profit margin	19.4%	21.6%

Net revenues of the Capacitors segment for the first fiscal quarter of 2016 decreased versus the corresponding prior year period.  The Capacitors segment continues to suffer from the decline of the oil and gas industry, the weakness in computers and the general economic slowdown in Asia.  All regions experienced a decline versus the prior year period.  Net revenues versus the prior quarter increased, mainly in the Europe and Americas regions.  Distribution experienced the highest sales growth.

The gross profit margin in the first fiscal quarter of 2016 decreased versus the prior year period.  The decrease is primarily due to decreases in sales volume and average selling prices.  Savings from the cost reduction program and reduced material prices could not fully offset the adverse impact of sales volume and average selling prices decline.

Average selling prices decreased slightly versus the prior year period, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 3 to our consolidated condensed financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Total SG&A expenses	$90,286	$96,070
as a percentage of revenues	15.8%	16.2%

The overall decrease in SG&A expenses is primarily attributable to lower amortization expense and the benefits of our restructuring programs (see "Cost Management" above), partially offset by increased R&D expenses and additional compensation costs in general.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015
Amortization of intangible assets	$3,610	$6,301
Net loss (gain) on sales of assets	(22)	(83)

We recognized amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015.  See Note 3 to the consolidated financial statements filed on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 2, 2016 increased by $0.1 million versus the fiscal quarter ended April 4, 2015.  The increase is primarily due to higher average outstanding balances on our credit facility in 2016.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 2, 2016	April 4, 2015	Change
Foreign exchange gain (loss)	$(327)	$1,725	$(2,052)
Interest income	1,133	1,197	(64)
Other	(27)	538	(565)
	$779	$3,460	$(2,681)

Income Taxes

For the fiscal quarter ended April 2, 2016, our effective tax rate was 26.8%, as compared to 30.7% for the fiscal quarter ended April 4, 2015.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances.

Income tax expense for the fiscal quarter ended April 2, 2016 includes a remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter 2015 of $0.8 million.

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

During the three fiscal months ended April 2, 2016, the liabilities for unrecognized tax benefits increased by $1.1 million on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended April 2, 2016.  Despite a slow start in terms of free cash generation and also partly due to the unusual pension contributions, we expect to generate a reasonable amount of free cash in 2016.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On March 31, 2016, pursuant to an agreement dated March 10, 2016, we acquired from a holder $26.2 million principal amount of our floating rate exchangeable unsecured notes due 2102.  The purchase price for this privately negotiated transaction was $22.6 million.  The exchangeable unsecured notes were issued in 2002 in connection with an acquisition, and are subject to a put and call agreement dated December 13, 2002.  Holders may at any time put the notes to Vishay in exchange for shares of common stock; and we may call the notes in exchange for cash or for shares of our common stock at any time after January 2, 2018.  Subsequent to the spin-off of Vishay Precision Group in 2010, the put/call rate of the notes is $15.39 per share of common stock.  The repurchased notes had been exchangeable for 1,702,813 shares of our common stock.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At April 2, 2016 and December 31, 2015, $178 million and $190 million, respectively, were outstanding under our credit facility.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at our direction.  We have not repurchased any stock since the inception of the plan.

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

We were in compliance with all financial covenants under the credit facility at April 2, 2016.  Our interest expense coverage ratio and leverage ratio were 10.57 to 1 and 2.14 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $190 million at December 31, 2015. We borrowed $48 million and repaid $60 million on our credit facility during the three fiscal months ended April 2, 2016.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $186 million and the highest amount outstanding on our credit facility at a month end was $190 million during the three fiscal months ended April 2, 2016.

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

As of April 2, 2016, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

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

Except as described above, earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.  If additional cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign jurisdictions.

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

The interest rates on our short-term investments average 0.46% and are approximately 10 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at April 2, 2016 and December 31, 2015 (in thousands):

	April 2, 2016	December 31, 2015

Credit facility	$178,000	$190,000
Exchangeable unsecured notes, due 2102	12,436	38,642
Convertible senior debentures, due 2040*	106,573	106,011
Convertible senior debentures, due 2041*	54,746	54,424
Convertible senior debentures, due 2042*	60,583	60,320
Deferred financing costs	(12,214)	(12,659)
Total debt	400,124	436,738

Cash and cash equivalents	531,296	475,507
Short-term investments	544,328	619,040

Net cash and short-term investments (debt)	$675,500	$657,809

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

Our financial condition as of April 2, 2016 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.1 to 1 as of December 31, 2015.  The increase in the ratio is primarily due to an increase in accounts receivable and a decrease in accounts payable.  Our ratio of total debt to Vishay stockholders' equity was 0.24 to 1 at April 2, 2016 as compared to a ratio of 0.27 to 1 at December 31, 2015.  The decrease in the ratio is primarily due to the repurchase of exchangeable notes and credit facility repayments.

Cash flows provided by operating activities were $20.3 million for the three fiscal months ended April 2, 2016, as compared to cash flows provided by operations of $13.5 million for the three fiscal months ended April 4, 2015.  Cash flows provided by operating activities for the three fiscal months ended April 2, 2016 were negatively impacted by $17.0 million of cash contributions to our Taiwanese pension plans.

Cash paid for property and equipment for the three fiscal months ended April 2, 2016 was $19.8 million, as compared to $19.8 million for the three fiscal months ended April 4, 2015. We expect capital spending of approximately $130 million in 2016.

Cash paid for dividends to our common and Class B common stockholders totalled $9.2 million and $8.9 million for the three fiscal months ended April 2, 2016 and April 4, 2015, respectively.  We expect dividend payments in 2016 to total approximately $37.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 17, 2016, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing, other than the operating leases described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Cash dividends of $0.06 per share of common stock and Class B common stock were paid in each quarter of 2014 and 2015.  On February 16, 2016, our Board of Directors increased the quarterly cash divided to $0.0625 per share of common stock and Class B common stock.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 2, 2016	$9,231	March

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

Our 2015 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2015.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016 describe certain of our legal proceedings.  Except as set forth below, there have been no material developments to the legal proceedings previously disclosed.

On March 29, 2016, the Japan Fair Trade Commission ("JFTC") issued cease and desist orders ("Orders") to certain companies including Vishay Polytech Co., Ltd. ("VPC"), a subsidiary of Vishay, for violation of local antitrust laws by holding meetings in which sensitive business information was exchanged.  In compliance with the Orders, VPC has confirmed to the JFTC that the pricing of tantalum capacitors is independently determined without collaboration from competitors.  VPC has also confirmed to the JFTC that VPC's employees, customers and competitors will be notified of VPC's compliance with the Orders.

The JFTC granted VPC full immunity and issued no fine against VPC based on VPC's cooperation and future commitment to compliance. The conduct attributable to VPC occurred prior to the acquisition of that business by Vishay.

Holy Stone, VPC's prior owner, has agreed to indemnify Vishay and VPC for losses, including expenses associated with this investigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, pursuant to an agreement dated March 10, 2016, the Company acquired from a holder $26.2 million principal amount of the Company's floating rate exchangeable unsecured notes due 2102.  The purchase price for this privately negotiated transaction was $22.6 million.  The exchangeable unsecured notes were issued in 2002 in connection with an acquisition, and are subject to a put and call agreement dated December 13, 2002.  Holders may at any time put the notes to Vishay in exchange for shares of common stock; and Vishay may call the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018.  Subsequent to the spin-off of Vishay Precision Group in 2010, the put/call rate of the notes is $15.39 per share of common stock.

The notes that Vishay repurchased from a holder had been exchangeable for 1,702,813 shares of Vishay common stock.

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at our direction.  We have not repurchased any stock since the inception of the plan.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 2, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  May 3, 2016