Form 10-Q
period 2016-07-02
VISHAY INTERTECHNOLOGY INC
filed 2016-08-02
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 2, 2016

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
☐ Yes  ☒ No

As of July 29, 2016, the registrant had 134,774,488 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 2, 2016

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$475,167	$475,507
Short-term investments	546,110	619,040
Accounts receivable, net	295,427	272,559
Inventories:
Finished goods	116,386	108,869
Work in process	190,780	201,045
Raw materials	107,936	110,657
Total inventories	415,102	420,571

Prepaid expenses and other current assets	97,123	99,815
Total current assets	1,828,929	1,887,492

Property and equipment, at cost:
Land	90,973	89,593
Buildings and improvements	570,245	562,171
Machinery and equipment	2,426,160	2,380,299
Construction in progress	64,116	79,910
Allowance for depreciation	(2,301,084)	(2,246,677)
	850,410	865,296

Goodwill	141,923	138,244

Other intangible assets, net	95,725	103,258

Other assets	150,435	158,696
Total assets	$3,067,422	$3,152,986

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 2, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$7	$4
Trade accounts payable	149,713	157,210
Payroll and related expenses	112,886	113,976
Other accrued expenses	158,859	164,336
Income taxes	16,094	22,198
Total current liabilities	437,559	457,724

Long-term debt less current portion	335,144	436,738
Deferred income taxes	298,325	305,413
Other liabilities	64,123	60,450
Accrued pension and other postretirement costs	251,375	264,618
Total liabilities	1,386,526	1,524,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,507	13,546
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,054,247	2,058,492
(Accumulated deficit) retained earnings	(276,804)	(319,448)
Accumulated other comprehensive income (loss)	(116,408)	(131,327)
Total Vishay stockholders' equity	1,675,755	1,622,476
Noncontrolling interests	5,141	5,567
Total equity	1,680,896	1,628,043
Total liabilities and equity	$3,067,422	$3,152,986

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 2, 2016	July 4, 2015

Net revenues	$590,051	$590,470
Costs of products sold	443,923	448,988
Gross profit	146,128	141,482

Selling, general, and administrative expenses	92,253	91,652
Restructuring and severance costs	4,467	5,660
Operating income	49,408	44,170

Other income (expense):
Interest expense	(6,270)	(6,736)
Other	2,256	1,160
Gain on early extinguishment of debt	986	-
	(3,028)	(5,576)

Income before taxes	46,380	38,594

Income tax expense	13,151	12,076

Net earnings	33,229	26,518

Less: net earnings attributable to noncontrolling interests	143	250

Net earnings attributable to Vishay stockholders	$33,086	$26,268

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.18

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.17

Weighted average shares outstanding - basic	147,643	147,700

Weighted average shares outstanding - diluted	149,845	151,700

Cash dividends per share	$0.0625	$0.0600

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 2, 2016	July 4, 2015

Net earnings	$33,229	$26,518

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,657	2,078

Foreign currency translation adjustment	(22,484)	15,482

Unrealized gain (loss) on available-for-sale securities	719	(961)

Other comprehensive income (loss)	(20,108)	16,599

Comprehensive income	13,121	43,117

Less: comprehensive income attributable to noncontrolling interests	143	250

Comprehensive income attributable to Vishay stockholders	$12,978	$42,867

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2, 2016	July 4, 2015

Net revenues	$1,160,657	$1,183,906
Costs of products sold	877,220	897,386
Gross profit	283,437	286,520

Selling, general, and administrative expenses	182,539	187,722
Restructuring and severance costs	10,942	7,070
Operating income	89,956	91,728

Other income (expense):
Interest expense	(12,736)	(13,097)
Other	3,035	4,620
Gain on early extinguishment of debt	4,597	-
	(5,104)	(8,477)

Income before taxes	84,852	83,251

Income taxes	23,471	25,808

Net earnings	61,381	57,443

Less: net earnings attributable to noncontrolling interests	281	476

Net earnings attributable to Vishay stockholders	$61,100	$56,967

Basic earnings per share attributable to Vishay stockholders	$0.41	$0.39

Diluted earnings per share attributable to Vishay stockholders	$0.41	$0.37

Weighted average shares outstanding - basic	147,739	147,699

Weighted average shares outstanding - diluted	150,237	152,183

Cash dividends per share	$0.1250	$0.1200

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2016	July 4, 2015

Net earnings	$61,381	$57,443

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,525	4,191

Foreign currency translation adjustment	10,048	(60,836)

Unrealized gain (loss) on available-for-sale securities	1,346	(1,115)

Other comprehensive income (loss)	14,919	(57,760)

Comprehensive income (loss)	76,300	(317)

Less: comprehensive income attributable to noncontrolling interests	281	476

Comprehensive income (loss) attributable to Vishay stockholders	$76,019	$(793)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2016	July 4, 2015
Operating activities
Net earnings	$61,381	$57,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,117	90,185
(Gain) loss on disposal of property and equipment	76	(115)
Accretion of interest on convertible debentures	2,259	2,090
Inventory write-offs for obsolescence	11,225	9,329
Deferred income taxes	(2,836)	(9,473)
Gain on early extinguishment of debt	(4,597)	-
Other	(9,451)	(1,451)
Net change in operating assets and liabilities, net of effects of businesses acquired	(42,203)	(55,646)
Net cash provided by operating activities	94,971	92,362

Investing activities
Capital expenditures	(51,073)	(49,550)
Proceeds from sale of property and equipment	193	1,675
Purchase of short-term investments	(274,524)	(185,583)
Maturity of short-term investments	351,326	91,450
Sale of short-term investments	-	503
Sale of other investments	-	400
Other investing activities	2,975	1,274
Net cash provided by (used in) investing activities	28,897	(139,831)

Financing activities
Principal payments on long-term debt and capital leases	(34,044)	-
Net proceeds (payments) on revolving credit lines	(66,000)	(30,000)
Common stock repurchases	(6,123)	-
Net changes in short-term borrowings	(725)	(1)
Dividends paid to common stockholders	(16,924)	(16,252)
Dividends paid to Class B common stockholders	(1,516)	(1,456)
Excess tax benefit from RSUs vested	-	21
Distributions to noncontrolling interests	(707)	(725)
Net cash provided by (used in) financing activities	(126,039)	(48,413)
Effect of exchange rate changes on cash and cash equivalents	1,831	(13,270)

Net increase (decrease) in cash and cash equivalents	(340)	(109,152)

Cash and cash equivalents at beginning of period	475,507	592,172
Cash and cash equivalents at end of period	$475,167	$483,020

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Net earnings	-	-	-	61,100	-	61,100	281	61,381
Other comprehensive income	-	-	-	-	14,919	14,919	-	14,919
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (495,569 shares)	(49)	-	(6,074)	-	-	(6,123)	-	(6,123)
Restricted stock issuances (103,918 shares)	10	-	(452)	-	-	(442)	-	(442)
Dividends declared ($ 0.1250 per share)	-	-	16	(18,456)	-	(18,440)	-	(18,440)
Stock compensation expense	-	-	2,286	-	-	2,286	-	2,286
Tax effects of stock plan	-	-	(21)	-	-	(21)	-	(21)
Balance at July 2, 2016	$13,507	$1,213	$2,054,247	$(276,804)	$(116,408)	$1,675,755	$5,141	$1,680,896

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the fiscal quarter and six fiscal months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2020, with the ability to early adopt for interim and annual periods beginning on or after January 1, 2019.  The Company is currently evaluating the effect of the ASU on its financial assets measured at amortized cost.

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

In the fourth fiscal quarter of 2015, the Company deposited the $6,750 purchase price of Sonntag Electronic GmbH ("Sonntag").  The purchase price, net of cash acquired was $5,450.  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended July 2, 2016.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,485 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

In 2013, the Company announced various cost reduction programs.  These programs were substantially implemented by the end of the first fiscal quarter of 2016, with some additional costs incurred in the second fiscal quarter of 2016.  Many of the severance costs were recognized ratably over the required stay periods.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
MOSFETs Enhanced Competitiveness Program	$1,110	$939	$5,025	$2,292
Voluntary Separation / Retirement Program	-	20	-	77
Modules Production Transfer Program	-	-	-	-
Global Cost Reduction Programs	3,357	4,701	5,917	4,701
Total	$4,467	$5,660	$10,942	$7,070

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a series of discrete steps, the manufacture of wafers for a substantial share of products was transferred into a more cost-efficient fab.  As a consequence, certain other manufacturing currently occurring in-house was transferred to third-party foundries.

The transfer of production was substantially completed by the end of the first fiscal quarter of 2016.  Employees generally were required to remain with the Company during the production transfer period.  Accordingly, the Company accrued these severance costs ratably over the respective employees' remaining service periods.  The Company has incurred and may continue to incur other exit costs associated with the production transfer, including certain contract termination costs.  The Company continues to evaluate the performance of its MOSFETs segment and potential cost reduction opportunities.

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	5,025
Cash paid	(10,327)
Foreign currency translation	3
Balance at July 2, 2016	$6,873

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $4,352 are included in the expenses incurred in 2016 in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	95
Cash paid	(3,166)
Foreign currency translation	(258)
Balance at December 31, 2015	$1,345
Cash paid	(621)
Foreign currency translation	20
Balance at July 2, 2016	$744

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(718)
Foreign currency translation	(120)
Balance at December 31, 2015	$657
Cash paid	(10)
Foreign currency translation	13
Balance at July 2, 2016	$660

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	5,917
Cash paid	(7,972)
Foreign currency translation	(160)
Balance at July 2, 2016	$10,402

The following table summarizes the expense recognized in 2016 by segment related to this program:

Diodes	$578
Optoelectronic Components	953
Resistors & Inductors	2,522
Capacitors	423
Unallocated Selling, General, and Administrative Expenses	1,441
Total	$5,917

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $7,927 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 2, 2016 and July 4, 2015 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

Income tax expense for the fiscal quarter and six fiscal months ended July 2, 2016 includes the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015 of $1,217 and $1,986, respectively.  During the second fiscal quarter of 2016, the Company repatriated $46,000 pursuant to this program.

During the six fiscal months ended July 2, 2016, the liabilities for unrecognized tax benefits increased by $140 on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects, partially offset by payments and settlements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	July 2, 2016	December 31, 2015

Credit facility	$124,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040	107,099	106,011
Convertible senior debentures, due 2041	54,963	54,424
Convertible senior debentures, due 2042	60,852	60,320
Deferred financing costs	(11,770)	(12,659)
	335,144	436,738
Less current portion	-	-
	$335,144	$436,738

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the June 29, 2016 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective June 13, 2016 (per $1 principal amount)	75.4595	55.0664	88.7223
Effective conversion price effective June 13, 2016 (per share)	$13.25	$18.16	$11.27
130% of the conversion price (per share)	$17.23	$23.61	$14.65
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at July 2, 2016 and December 31, 2015, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
July 2, 2016
Due 2040	$275,000	(168,442)	541	$107,099	$110,094
Due 2041	$150,000	(95,441)	404	$54,963	$62,246
Due 2042	$150,000	(89,419)	271	$60,852	$57,874
Total	$575,000	$(353,302)	$1,216	$222,914	$230,214

December 31, 2015
Due 2040	$275,000	(169,565)	576	$106,011	$110,094
Due 2041	$150,000	(96,014)	438	$54,424	$62,246
Due 2042	$150,000	(89,982)	302	$60,320	$57,874
Total	$575,000	$(355,561)	$1,316	$220,755	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 2, 2016
Due 2040	$1,547	567	22	(41)	$2,095
Due 2041	$844	289	13	(72)	$1,074
Due 2042	$844	283	14	(14)	$1,127
Total	$3,235	$1,139	$49	$(127)	$4,296

July 4, 2015
Due 2040	$1,547	524	22	165	$2,258
Due 2041	$844	267	12	124	$1,247
Due 2042	$844	263	14	46	$1,167
Total	$3,235	$1,054	$48	$335	$4,672

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 2, 2016
Due 2040	$3,094	1,123	44	(35)	$4,226
Due 2041	$1,688	573	24	(34)	$2,251
Due 2042	$1,688	563	27	(31)	$2,247
Total	$6,470	$2,259	$95	$(100)	$8,724

July 4, 2015
Due 2040	$3,094	1,039	44	106	$4,283
Due 2041	$1,688	528	24	137	$2,377
Due 2042	$1,688	523	27	39	$2,277
Total	$6,470	$2,090	$95	$282	$8,937

Exchangeable Unsecured Notes, due 2102

On June 28, 2016 and March 31, 2016, pursuant to agreements dated June 13, 2016 and March 10, 2016, respectively, the Company acquired from holders $12,436 and $26,206, respectively, principal amount of the Company's floating rate exchangeable unsecured notes due 2102.  The purchase price for these privately negotiated transactions was $11,449 and  $22,595, respectively.  Vishay recognized gains on early extinguishment of debt of $986 and $4,597 presented as a separate line item in the accompanying consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended July 2, 2016, respectively.

The notes that Vishay repurchased in the fiscal quarter and six fiscal months ended July 2, 2016 had been exchangeable for 807,995 and 2,510,808 shares of Vishay common stock, respectively.

Following the June 28, 2016 transaction, no exchangeable unsecured notes are outstanding.

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

As a result of this incident, through the end of the second fiscal quarter of 2016, the Company estimates that it has incurred $10,145 for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.  The Company received a first payment of $716 for a portion of its inventory damage claim in the second fiscal quarter of 2016.  As of July 2, 2016, the Company has recorded a receivable of $4,079 for amounts which are probable of recovery under its insurance policies.  The Company recorded, as a separate line item, a loss related to these items in 2015, which represents the insurance deductible and certain costs which are potentially not recoverable.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2016	$(136,422)	$4,597	498	$(131,327)
Other comprehensive income before reclassifications	-	10,048	2,071	$12,119
Tax effect	-	-	(725)	$(725)
Other comprehensive income before reclassifications, net of tax	-	10,048	1,346	$11,394
Amounts reclassified out of AOCI	5,371	-	-	$5,371
Tax effect	(1,846)	-	-	$(1,846)
Amounts reclassified out of AOCI, net of tax	3,525	-	-	$3,525
Net other comprehensive income	$3,525	$10,048	$1,346	$14,919
Balance at July 2, 2016	$(132,897)	$14,645	$1,844	$(116,408)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2016 and 2015 for the Company's defined benefit pension plans:

	Fiscal quarter ended July 2, 2016		Fiscal quarter ended July 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$791	$-	$826
Interest cost	2,889	1,383	2,885	1,419
Expected return on plan assets	(2,826)	(542)	(3,398)	(456)
Amortization of prior service cost	36	13	16	-
Amortization of losses	1,651	1,201	2,074	1,282
Curtailment and settlement losses	-	201	-	-
Net periodic benefit cost	$1,750	$3,047	$1,577	$3,071

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2016 and July 4, 2015 for the Company's defined benefit pension plans:

	Six fiscal months ended July 2, 2016		Six fiscal months ended July 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,565	$-	$1,655
Interest cost	5,889	2,736	5,828	2,851
Expected return on plan assets	(5,651)	(1,076)	(6,783)	(910)
Amortization of prior service cost	72	25	32	-
Amortization of losses	3,301	2,372	4,096	2,581
Curtailment and settlement losses	-	396	-	-
Net periodic benefit cost	$3,611	$6,018	$3,173	$6,177

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2016 and 2015 for the Company's other postretirement benefit plans:

	Fiscal quarter ended July 2, 2016		Fiscal quarter ended July 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$32	$68	$30	$68
Interest cost	85	36	84	36
Amortization of prior service (credit)	(209)	-	(209)	-
Amortization of losses (gains)	(7)	17	23	19
Net periodic benefit cost	$(99)	$121	$(72)	$123

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2016 and July 4, 2015 for the Company's other postretirement benefit plans:

	Six fiscal months ended July 2, 2016		Six fiscal months ended July 4, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$63	$135	$60	$137
Interest cost	170	72	167	73
Amortization of prior service (credit)	(418)	-	(418)	-
Amortization of losses (gains)	(15)	34	45	38
Net periodic benefit cost	$(200)	$241	$(146)	$248

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Restricted stock units	$1,085	$924	$2,169	1,838
Phantom stock units	-	-	117	141
Stock options	-	-	-	-
Total	$1,085	$924	$2,286	1,979

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 2, 2016 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$6,387	1.5
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$6,387

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

Restricted Stock Units

RSU activity under the 2007 Program as of July 2, 2016 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	1,028	$13.24
Granted	353	11.35
Vested*	(142)	12.21
Cancelled or forfeited	(222)	13.19
Outstanding at July 2, 2016	1,017	$12.74

Expected to vest at July 2, 2016	1,017

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

Phantom stock unit activity under the phantom stock plan as of July 2, 2016 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	132
Granted	10	$11.71
Dividend equivalents issued	2
Outstanding at July 2, 2016	144

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

At December 31, 2015 and July 2, 2016, there were 105,000 options outstanding with a weighted average exercise price of $15.38.  At July 2, 2016, the weighted average remaining contractual life of all outstanding options was 0.83 years.

At July 2, 2016, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the second fiscal quarter of 2016 of $12.34 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2016 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the six fiscal months ended July 2, 2016, no options were exercised.

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

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended July 2, 2016:
Product Sales	$102,219	$142,118	$68,059	$192,717	$84,856	$589,969
Royalty Revenues	-	-	-	82	-	$82
Total Revenue	$102,219	$142,118	$68,059	$192,799	$84,856	$590,051

Gross Profit	$11,884	$37,258	$21,618	$57,256	$18,112	$146,128

Fiscal quarter ended July 4, 2015:
Product Sales	$106,348	$138,722	$72,977	$178,786	$92,891	$589,724
Royalty Revenues	-	-	-	746	-	$746
Total Revenue	$106,348	$138,722	$72,977	$179,532	$92,891	$590,470

Gross Profit	$14,708	$31,600	$24,331	$53,342	$17,501	$141,482

Six fiscal months ended July 2, 2016:
Product Sales	$203,152	$277,502	$130,834	$376,133	$172,876	$1,160,497
Royalty Revenues	-	-	-	160	-	$160
Total Revenue	$203,152	$277,502	$130,834	$376,293	$172,876	$1,160,657

Gross Profit	$24,471	$69,920	$40,799	$113,040	$35,207	$283,437

Six fiscal months ended July 4, 2015:
Product Sales	$213,107	$275,233	$141,602	$365,178	$186,927	$1,182,047
Royalty Revenues	11	-	-	1,848	-	$1,859
Total Revenue	$213,118	$275,233	$141,602	$367,026	$186,927	$1,183,906

Gross Profit	$28,466	$61,490	$46,514	$112,191	$37,859	$286,520

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Operating margin reconciliation:
MOSFETs	$2,560	$5,140	$5,178	$9,667
Diodes	31,550	25,528	58,193	49,013
Optoelectronic Components	15,844	19,163	29,498	36,250
Resistors & Inductors	48,571	44,470	95,454	93,995
Capacitors	12,632	11,786	23,935	26,350
Restructuring and Severance Costs	(4,467)	(5,660)	(10,942)	(7,070)
Unallocated Selling, General, and Administrative Expenses	(57,282)	(56,257)	(111,360)	(116,477)
Consolidated Operating Income	$49,408	$44,170	$89,956	$91,728

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Numerator:
Numerator for basic earnings per share:
Net earnings attributable to Vishay stockholders	$33,086	$26,268	$61,100	$56,967

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	17	38	33

Numerator for diluted earnings per share:
Net earnings attributable to Vishay stockholders - diluted	$33,086	$26,285	$61,138	$57,000

Denominator:
Denominator for basic earnings per share:
Weighted average shares	147,500	147,570	147,597	147,569
Outstanding phantom stock units	143	130	142	130
Adjusted weighted average shares	147,643	147,700	147,739	147,699

Effect of dilutive securities:
Convertible and exchangeable debt instruments	1,995	3,788	2,311	4,283
Restricted stock units	207	212	187	198
Other	-	-	-	3
Dilutive potential common shares	2,202	4,000	2,498	4,484

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	149,845	151,700	150,237	152,183

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.18	$0.41	$0.39

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.17	$0.41	$0.37

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	20,675	20,248	20,625	10,124
Convertible Senior Debentures, due 2041	8,230	8,060	8,209	8,042
Weighted average employee stock options	105	105	105	91
Weighted average other	610	842	610	731

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.25, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.16, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.27, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 2, 2016:
Assets:
Assets held in rabbi trusts	$41,861	$27,768	$14,093	$-
Available for sale securities	$4,144	4,144	-	-
	$46,005	$31,912	$14,093	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(541)	$-	$-	$(541)
Embedded derivative - convertible debentures due 2041	$(404)	-	-	(404)
Embedded derivative - convertible debentures due 2042	$(271)	-	-	(271)
	$(1,216)	$-	$-	$(1,216)
December 31, 2015:
Assets:
Assets held in rabbi trusts	$39,849	$25,906	13,943	$-
Available for sale securities	$3,604	3,604	-	-
	$43,453	$29,510	$13,943	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(576)	$-	$-	$(576)
Embedded derivative - convertible debentures due 2041	$(438)	-	-	(438)
Embedded derivative - convertible debentures due 2042	$(302)	-	-	(302)
	$(1,316)	$-	$-	$(1,316)

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

The Company enters into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $114,000 and $29,000 as of July 2, 2016 and December 31, 2015, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  The value of the forward contracts was immaterial as of July 2, 2016.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 2, 2016 and December 31, 2015 is approximately $687,500 and $756,900, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $345,698, and $448,080, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 2, 2016 and December 31, 2015, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 2, 2016 and December 31, 2015, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at the Company's direction in accordance with the plan.  The Company repurchased 495,569 shares of stock for $6.1 million since the inception of the plan.  We will continue to evaluate attractive stock repurchase opportunities.

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

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In the first fiscal quarter of 2016, we substantially completed the implementation of targeted cost reduction programs that began in the fourth fiscal quarter of 2013.  The cost reduction programs initiated in 2015 continue as planned.  We continue to evaluate the performance of our MOSFETs segment and potential cost reduction opportunities.  Our cost reduction programs are more fully described in Note 3 to the consolidated condensed financial statements included in Item 1, and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The recovery in our business that began in the first fiscal quarter of 2016 continued in the second fiscal quarter.  Net revenues in the second fiscal quarter of 2016 increased versus the prior fiscal quarters, but remain slightly lower than the second fiscal quarter of 2015.  The continued recovery in orders resulted in an increase in key financial metrics compared to the prior fiscal quarter and the second fiscal quarter of 2015.

Net revenues for the fiscal quarter ended July 2, 2016 were $590.1 million, compared to $590.5 million for the fiscal quarter ended July 4, 2015.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 2, 2016 were $33.1 million, or $0.22 per diluted share, compared to $26.3 million, or $0.17 per diluted share for the fiscal quarter ended July 4, 2015.

Net revenues for the six fiscal months ended July 2, 2016 were $1,160.7 million, compared to $1,183.9 million for the six fiscal months ended July 4, 2015.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 2, 2016 were $61.1 million, or $0.41 per diluted share, compared to $57.0 million, or $0.37 per diluted share for the six fiscal months ended July 4, 2015.

Net earnings attributable to Vishay stockholders for the fiscal quarters ended July 2, 2016 and July 4, 2015 include items affecting comparability.  The reconciliation below includes certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings and adjusted earnings per share.  These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance.  Non-GAAP measures such as adjusted net earnings and adjusted earnings per share do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to our intrinsic operating results.  Reconciling items to arrive at adjusted net earnings represent significant charges or credits that are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

GAAP net earnings attributable to Vishay stockholders	$33,086	$26,268	$61,100	$56,967

Reconciling items affecting operating margin:
Restructuring and severance costs	$4,467	$5,660	$10,942	$7,070

Reconciling items affecting other income (expense):
Gain on early extinguishment of debt	$(986)	$-	$(4,597)	$-

Reconciling items affecting tax expense:
Tax effects of items above and other one-time tax expense (benefit)	$(2,325)	$(1,988)	$(3,981)	$(2,496)

Adjusted net earnings	$34,242	$29,940	$63,464	$61,541

Adjusted weighted average diluted shares outstanding	149,845	151,700	150,237	152,183

Adjusted earnings per diluted share *	$0.23	$0.20	$0.42	$0.40

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Our results for the fiscal quarter and six fiscal months ended July 2, 2016 represent the effects of an improving business environment, increasing order activity, our cost reduction programs, and our organic growth initiatives.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues from the euro was substantially offset by the positive impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2015 through the second fiscal quarter of 2016 (dollars in thousands):

	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016

Net revenues	$590,470	$560,654	$555,928	$570,606	$590,051

Gross profit margin	24.0%	23.2%	22.6%	24.1%	24.8%

Operating margin (1)	7.5%	-4.3%	5.4%	7.1%	8.4%

End-of-period backlog	$556,100	$535,500	$514,500	$571,600	$579,800

Book-to-bill ratio	0.99	0.96	0.97	1.08	1.02

Inventory turnover	4.11	3.82	3.90	4.00	4.20

Change in ASP vs. prior quarter	-1.3%	-1.2%	-0.7%	-1.2%	-0.7%

(1)  Operating margin for the second, third, and fourth fiscal quarters of 2015 and first and second fiscal quarters of 2016 includes $5.7 million, $2.3 million, $9.8 million, $6.5 million, and $4.5 million, respectively, of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2015 includes $63.0 million of goodwill and depreciable and amortizable long-lived asset impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues were within our expected range and increased versus the prior fiscal quarters, but remain slightly lower than the second fiscal quarter of 2015.  The broad recovery in orders observed in the first fiscal quarter of 2016 continued, but at a slower pace.  The continued strong order level increased the backlog and kept the book-to-bill ratio above 1.0.  Our average selling prices continue to decline, although at a slower pace, primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross profit margin increased versus the prior fiscal quarters and the second fiscal quarter of 2015.  The increases are primarily due to volume, the effects of our cost reduction programs, and lower metals and materials prices.  Decreasing average selling prices continue to burden the gross profit margin.  Gross profit margins for the periods prior to the second fiscal quarter of 2016 were negatively impacted by additional depreciation associated with our MOSFETs cost reduction program.

The book-to-bill ratio in the second fiscal quarter of 2016 decreased to 1.02 from 1.08 in the first fiscal quarter of 2016.  The book-to-bill ratios in the second fiscal quarter of 2016 for distributors and original equipment manufacturers ("OEM") were 1.03 and 1.02, respectively, versus ratios of 1.06 and 1.12, respectively, during the first fiscal quarter of 2016.

For the third fiscal quarter of 2016, we anticipate revenues between $570 million and $610 million and gross margins of 24% to 26%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2015 through the second fiscal quarter of 2016 (dollars in thousands):

	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016
MOSFETs
Net revenues	$106,348	$109,446	$104,119	$100,933	$102,219

Book-to-bill ratio	1.04	0.91	0.90	1.14	0.94

Gross profit margin	13.8%	15.3%	12.8%	12.5%	11.6%

Segment operating margin	4.8%	6.2%	4.7%	2.6%	2.5%

Diodes
Net revenues	$138,722	$123,922	$134,776	$135,384	$142,118

Book-to-bill ratio	0.97	1.05	0.97	1.05	1.02

Gross profit margin	22.8%	22.2%	22.8%	24.1%	26.2%

Segment operating margin	18.4%	17.5%	18.7%	19.7%	22.2%

Optoelectronic Components
Net revenues	$72,977	$70,008	$67,943	$62,775	$68,059

Book-to-bill ratio	1.02	0.95	0.91	1.09	1.15

Gross profit margin	33.3%	32.8%	28.2%	30.6%	31.8%

Segment operating margin	26.3%	25.2%	21.3%	21.8%	23.3%

Resistors & Inductors
Net revenues	$179,532	$173,731	$166,664	$183,494	$192,799

Book-to-bill ratio	0.99	0.95	1.03	1.10	1.02

Gross profit margin	29.7%	28.7%	27.8%	30.4%	29.7%

Segment operating margin	24.8%	23.8%	23.0%	25.6%	25.2%

Capacitors
Net revenues	$92,891	$83,547	$82,426	$88,020	$84,856

Book-to-bill ratio	0.92	0.93	0.99	1.01	1.03

Gross profit margin	18.8%	15.6%	19.3%	19.4%	21.3%

Segment operating margin	12.7%	9.1%	13.2%	12.8%	14.9%

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

In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $1.1 million of restructuring and severance expenses in the second fiscal quarter of 2016 for the expenses that were recognizable under GAAP during the period and $34.2 million of restructuring and severance expenses since these cost reduction programs were implemented.

The programs initiated in 2013 primarily focused on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The programs in total are expected to lower costs by approximately $36 million per year when fully implemented.

The production transfer for the MOSFETs restructuring program was substantially completed in the first fiscal quarter of 2016.  The program occurred over a period of approximately two years.  The manufacture of wafers for certain critical products has been transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing previously occurring in-house has been transferred to third-party foundries.  We have incurred and may continue to incur other exit costs associated with the production transfer, including certain contract termination costs.

We anticipate that the MOSFETs programs will result in an annual reduction in variable and fixed manufacturing costs of approximately $23 million at current volumes beginning in the third fiscal quarter of 2016.

We continue to evaluate the performance of our MOSFETs segment and potential cost reduction opportunities.

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

Additional programs were initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $3.4 million of restructuring and severance expenses in the second fiscal quarter of 2016 for expenses that were recognizable under GAAP during the period and $19.7 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

The targeted plans to streamline and consolidate production of certain product lines are expected to decrease costs of products sold by approximately $18 million annually (at current volumes).  These plans include the Zwolle, Netherlands aluminum capacitors facility closure announced on June 30, 2015.  Except for the Zwolle facility, no other facility closures are currently expected pursuant to the programs announced in 2015.  These production transfers will be completed in steps by the end of 2017.  The programs announced in 2015 did not alter or expand the MOSFETs Enhanced Competitiveness Program.

Although the current cost reduction plans include streamlining and consolidating production of certain product lines, only one facility closure is currently expected pursuant to these programs.  Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2016, but we will continue to monitor the performance of certain divisions for potential cost reduction opportunities.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

We contributed $17.0 million to our Taiwanese pension plans in 2016 to improve the funded status of those plans.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was slightly weaker during the second fiscal quarter and first six fiscal months of 2016 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars slightly increasing reported revenues and expenses versus the prior year period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter and first six fiscal months of 2016 have been favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $114 million as of July 2, 2016.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of products sold	75.2%	76.0%	75.6%	75.8%
Gross profit	24.8%	24.0%	24.4%	24.2%
Selling, general & administrative expenses	15.6%	15.5%	15.7%	15.9%
Operating income	8.4%	7.5%	7.8%	7.7%
Income before taxes and noncontrolling interest	7.9%	6.5%	7.3%	7.0%
Net earnings attributable to Vishay stockholders	5.6%	4.4%	5.3%	4.8%
________
Effective tax rate	28.4%	31.3%	27.7%	31.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$590,051	$590,470	$1,160,657	$1,183,906
Change versus comparable prior year period	$(419)		$(23,249)
Percentage change versus comparable prior year period	-0.1%		-2.0%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.7%	0.8%
Decrease in average selling prices	-2.5%	-2.8%
Foreign currency effects	0.8%	0.1%
Other	-0.1%	-0.1%
Net change	-0.1%	-2.0%

We experienced a broad increase in demand for our products in the first six fiscal months of 2016 compared to the fourth fiscal quarter of 2015, but results remained slightly lower compared to the second fiscal quarter of 2015.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $41.9 million and $41.6 million for the six fiscal months ended July 2, 2016 and July 4, 2015, respectively, or 3.5% and 3.4% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended July 2, 2016 and July 4, 2015 were $41.2 million and $43.5 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues in the consolidated condensed statements of operations, were approximately $0.2 million and $1.9 million for the six fiscal months ended July 2, 2016 and July 4, 2015, respectively.  The decrease is due to the expiration of certain licensing arrangements.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and six fiscal months ended July 2, 2016 were 24.8% and 24.4%, respectively, versus 24.0% and 24.2%, respectively, for the comparable prior year periods.  The increase is primarily due to higher volume, cost savings from our restructuring programs, and lower metals and materials prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$102,219	$106,348	$203,152	$213,118
Change versus comparable prior year period	$(4,129)		$(9,966)
Percentage change versus comparable prior year period	-3.9%		-4.7%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	0.4%	0.3%
Decrease in average selling prices	-4.6%	-5.0%
Foreign currency effects	0.4%	0.0%
Other	-0.1%	0.0%
Net change	-3.9%	-4.7%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross profit margin	11.6%	13.8%	12.0%	13.4%

In the fiscal quarter and six fiscal months ended July 2, 2016, the MOSFETs segment did not maintain the revenue level of the corresponding prior year periods. Revenues were negatively impacted by declining selling prices.  Increased volume and favorable euro currency exchange rate impacts only partially offset the declining selling prices.  We regained, particularly with our IC products, much of the business with Asian distributors that we lost in the prior year.  The recovery of the Asian distributor business could not compensate for the decreases in all other regions and sales channels.  Revenues were slightly increased versus the prior fiscal quarter as volume increases offset the declining selling prices.

The gross profit margin for the second fiscal quarter and first six fiscal months of 2016 decreased versus the prior year periods primarily due to lower average selling prices and the recognition of fixed costs in inventory produced last year due to the restructuring program that was sold in the second fiscal quarter of 2016, partially offset cost reductions and favorable foreign currency exchange rates.  The gross profit margin decreased slightly versus the prior fiscal quarter primarily due to the recognition of expenses incurred on inventory produced last year due to the restructuring program that was sold in the second fiscal quarter of 2016 and lower average selling prices, partially offset by cost reductions and volume increase.

The pricing pressure for our established MOSFETs products continues. We have experienced a moderate decline in average selling prices versus the prior year periods and a slight decline versus the prior fiscal quarter.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment.  The long-term program was substantially implemented by the end of the first fiscal quarter of 2016 and is expected to provide improvement beginning in the third fiscal quarter of 2016.  We continue to evaluate the performance of our MOSFETs segment and potential cost reduction opportunities.  See "Cost Management" above and Note 3 to our consolidated condensed financial statements.

We continue to be optimistic about the long-term prospects of the MOSFETs segment and continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$142,118	$138,722	$277,502	$275,233
Change versus comparable prior year period	$3,396		$2,269
Percentage change versus comparable prior year period	2.4%		0.8%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	5.2%	4.3%
Decrease in average selling prices	-3.2%	-3.4%
Foreign currency effects	0.8%	0.2%
Other	-0.4%	-0.3%
Net change	2.4%	0.8%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross profit margin	26.2%	22.8%	25.2%	22.3%

Diodes net revenues for the fiscal quarter and six fiscal months ended July 2, 2016 increased slightly versus the corresponding prior year periods primarily due to increases in volume which were able to offset the impact of lower average selling prices. The increases were predominantly in Europe.  A moderate increase in net revenues were achieved versus the prior fiscal quarter primarily due to volume increases and positive foreign currency exchange rate impacts.

The gross profit margin increased versus the corresponding prior year periods and the prior fiscal quarter primarily due to increases in sales volume, the effects of our cost reduction programs, and positive foreign currency exchange rate impact on the Asian cost-of-sales, which were only partially offset by declining average selling prices and general cost inflation.

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

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$68,059	$72,977	$130,834	$141,602
Change versus comparable prior year period	$(4,918)		$(10,768)
Percentage change versus comparable prior year period	-6.7%		-7.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-4.2%	-4.0%
Decrease in average selling prices	-3.3%	-4.0%
Foreign currency effects	0.5%	0.0%
Other	0.3%	0.4%
Net change	-6.7%	-7.6%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross profit margin	31.8%	33.3%	31.2%	32.8%

The Optoelectronic Components segment experienced a significant decrease in revenues versus the corresponding prior year periods primarily due to volume decreases and declining average selling prices. The difficult business environment in Asia continued. Only distribution sales in Europe achieved an increase in revenues.  Net revenues increased significantly versus the prior fiscal quarter due to an improvement in the weak business environment in the prior fiscal quarter.

The gross profit margin decreased versus the prior year periods.  Cost reductions and positive foreign currency exchange rate effects could not offset the lower average selling prices and decrease in sales volume.  Gross profit margin increased slightly versus the prior fiscal quarter primarily due to a volume increase.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced moderate declines in average selling prices versus the prior year periods and stable prices versus the prior fiscal quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$192,799	$179,532	$376,293	$367,026
Change versus comparable prior year period	$13,267		$9,267
Percentage change versus comparable prior year period	7.4%		2.5%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.0%	4.2%
Decrease in average selling prices	-1.6%	-1.7%
Foreign currency effects	1.0%	0.0%
Net change	7.4%	2.5%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross profit margin	29.7%	29.7%	30.0%	30.6%

Net revenues for the Resistors & Inductors segment continue to be strong and increased versus the correspoding prior year periods.  All regions contributed to the increase, with Europe contributing the most.  Virtually all end markets reported increases versus the prior year quarter.  Distribution and the automotive and industrial end markets reported the largest increases in revenue.  Net revenue for the second fiscal quarter of 2016 increased versus the prior quarter, with almost all end markets and all regions experiencing increases.  The book-to-bill ratio remains over 1.0.

The gross profit margin was stable versus the prior year quarter.  The benefits of the cost reduction program were able to offset the decrease in average selling prices, a decrease in royalty revenues, and general inflationary effects.  The gross profit margin decreased slightly versus previous quarter.

Average selling prices decreased slightly compared to second fiscal quarter and first six fiscal months of 2015, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 3 to our consolidated condensed financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net revenues	$84,856	$92,891	$172,876	$186,927
Change versus comparable prior year period	$(8,035)		$(14,051)
Percentage change versus comparable prior year period	-8.6%		-7.5%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-9.5%	-6.9%
Change in average selling prices	0.0%	-0.8%
Foreign currency effects	1.0%	-0.1%
Other	-0.1%	0.3%
Net change	-8.6%	-7.5%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Gross profit margin	21.3%	18.8%	20.4%	20.3%

Net revenues of the Capacitors segment for the second fiscal quarter decreased significantly versus the the second fiscal quarter of 2015.  All regions experienced a decline versus the prior year quarter.  Distribution sales experienced a significant decline, while end markets were relatively stable.  Net revenues versus the prior quarter decreased slightly, but book-to-bill increased.  Sales to some end markets reported an increase and others remained stable, but the Capacitors segment continues to suffer from the decline of the oil and gas industry and the weakness in computers.

Despite a decrease in net revenues in the second fiscal quarter of 2016, the gross profit margin improved versus prior year quarter.  The cost reduction program initiated in 2015, as well as the savings in material prices were the primary factors in the gross profit margin improvement.  The gross profit margin improved over the prior quarter, mainly due to material price savings, a positive mix impact and the cost reduction program.

Average selling prices remained stable versus the prior quarter and prior year quarter.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 3 to our consolidated condensed financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Total SG&A expenses	$92,253	$91,652	$182,539	$187,722
as a percentage of revenues	15.6%	15.5%	15.7%	15.9%

The overall decrease in SG&A expenses in the six fiscal months ended July 2, 2016 is primarily attributable to lower amortization expense and the benefits of our restructuring programs (see "Cost Management" above), partially offset by increased R&D expenses and additional compensation costs in general.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Amortization of intangible assets	$3,630	$6,071	$7,240	$12,372
Net loss (gain) on sales of assets	98	(32)	76	(115)

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

Other Income (Expense)

Interest expense for the fiscal quarter ended July 2, 2016 decreased $0.5 million versus the fiscal quarter ended July 4, 2015.  Interest expense for the six fiscal months ended July 2, 2016 decreased by $0.4 million versus the six fiscal months ended July 4, 2015.  The decreases are primarily due to decreases in the estimated values of the embedded derivatives associated with our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 2, 2016	July 4, 2015	Change
Foreign exchange gain (loss)	$1,246	$23	$1,223
Interest income	1,034	1,028	6
Other	(24)	109	(133)
	$2,256	$1,160	$1,096

	Six fiscal months ended
	July 2, 2016	July 4, 2015	Change
Foreign exchange gain (loss)	$919	$1,748	$(829)
Interest income	2,167	2,225	(58)
Other	(51)	647	(698)
	$3,035	$4,620	$(1,585)

Income Taxes

For the fiscal quarter and six fiscal months ended July 2, 2016, our effective tax rate was 28.4% and 27.7%, respectively, as compared to 31.3% and 31.0%, respectively, for the fiscal quarter and six fiscal months ended July 4, 2015.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Income tax expense for the fiscal quarter and six fiscal months ended July 2, 2016 includes the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015 of $1.2 million and $2.0 million, respectively.  During the second fiscal quarter of 2016, we repatriated $46.0 million pursuant to this program.

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

During the six fiscal months ended July 2, 2016, the liabilities for unrecognized tax benefits increased by $0.1 million on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects, partially offset by payments and settlements.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended July 2, 2016.  Despite a slow start in terms of free cash generation and also partly due to the unusual pension contributions, we expect to generate a reasonable amount of free cash in 2016.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan.  We have repurchased 495,569 shares of stock for $6.1 million since the inception of the plan.

In 2016, we acquired, in two privately negotiated transactions, all of the outstanding exchangeable notes due 2102.  The total purchase price for the two transactions was $34.0 million.  The exchangeable unsecured notes were issued in 2002 in connection with an acquisition, and were subject to a put and call agreement dated December 13, 2002.  The repurchased notes had been exchangeable for approximately 2.5 million shares of our common stock.

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At July 2, 2016 and December 31, 2015, $124 million and $190 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at July 2, 2016.  Our interest expense coverage ratio and leverage ratio were 10.72 to 1 and 2.0 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior debentures due 2040, due 2041, and due 2042 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

The balance of our revolving credit facility was $190 million at December 31, 2015. We borrowed $131 million and repaid $197 million on our credit facility during the six fiscal months ended July 2, 2016.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $193.2 million and the highest amount outstanding on our credit facility at a month end was $244 million during the six fiscal months ended July 2, 2016.

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

As of July 2, 2016, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

Our substantially undrawn credit facility provides us with significant liquidity in the United States.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.  During the second fiscal quarter of 2016, we repatriated $46.0 million pursuant to this program.

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

The interest rates on our short-term investments average 0.43% and are approximately 16 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at July 2, 2016 and December 31, 2015 (in thousands):

	July 2, 2016	December 31, 2015

Credit facility	$124,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040*	107,099	106,011
Convertible senior debentures, due 2041*	54,963	54,424
Convertible senior debentures, due 2042*	60,852	60,320
Deferred financing costs	(11,770)	(12,659)
Total debt	335,144	436,738

Cash and cash equivalents	475,167	475,507
Short-term investments	546,110	619,040

Net cash and short-term investments (debt)	$686,133	$657,809

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

Our financial condition as of July 2, 2016 continued to be strong, with a current ratio (current assets to current liabilities) of 4.2 to 1, as compared to 4.1 to 1 as of December 31, 2015.  The increase in the ratio is primarily due to an increase in accounts receivable and a decrease in accounts payable.  Our ratio of total debt to Vishay stockholders' equity was 0.20 to 1 at July 2, 2016 as compared to a ratio of 0.27 to 1 at December 31, 2015.  The decrease in the ratio is primarily due to the repurchase of exchangeable notes and credit facility repayments.

Cash flows provided by operating activities were $95.0 million for the six fiscal months ended July 2, 2016, as compared to cash flows provided by operations of $92.4 million for the six fiscal months ended July 4, 2015.  Cash flows provided by operating activities for the six fiscal months ended July 2, 2016 were negatively impacted by $17.0 million of cash contributions to our Taiwanese pension plans.

Cash paid for property and equipment for the six fiscal months ended July 2, 2016 was $51.1 million, as compared to $49.6 million for the six fiscal months ended July 4, 2015. We expect capital spending of approximately $135 million in 2016.

Cash paid for dividends to our common and Class B common stockholders totalled $18.4 million and $17.7 million for the six fiscal months ended July 2, 2016 and July 4, 2015, respectively.  We expect dividend payments in 2016 to total approximately $36.8 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 2, 2016	$9,231	March
Three fiscal months ended July 2, 2016	9,209	June

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016 describes certain of our legal proceedings.  Except as set forth below, there have been no material developments to the legal proceedings previously disclosed.

On March 29, 2016, the Japan Fair Trade Commission ("JFTC") issued cease and desist orders ("Orders") to certain companies including Vishay Polytech Co., Ltd. ("VPC"), a subsidiary of Vishay, for violation of local antitrust laws by holding meetings in which sensitive business information was exchanged.  In compliance with the Orders, VPC has confirmed to the JFTC that the pricing of tantalum capacitors is independently determined.  VPC has also confirmed to the JFTC that VPC's employees, customers and competitors will be notified of the Orders.

The JFTC granted VPC full immunity and issued no fine against VPC based on VPC's cooperation and future commitment to compliance. The conduct forming the basis for the Orders occurred prior to the acquisition of that business by Vishay.

Holy Stone Enterprises Co., Ltd., VPC's prior owner, has agreed to indemnify Vishay and VPC for losses, including expenses associated with this investigation.

In May 2016, the plaintiffs in purported class action complaints in the United States alleging restraints of trade in resistors filed amended complaints that did not name Vishay or any of its subsidiaries as a defendant.  Vishay remains a defendant in similar matters filed in Canada and intends to defend vigorously against the Canadian complaints.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan. The following table provides information about repurchases of the Company's common stock during the three-month period ended July 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commisson)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 3 - April 30	-	$-	-	$-	$-
May 1 - May 28	335,207	$12.33	335,207	$4,132,274	$95,867,726
May 29 - July 2	160,362	$12.42	160,362	$1,990,896	$93,876,830
Total	495,569	$12.36	495,569	$6,123,170	$93,876,830

On June 28, 2016, pursuant to an agreement dated June 13, 2016, we acquired $12.4 million principal amount of our floating rate exchangeable unsecured notes due 2102.  The purchase price for this privately negotiated transaction was $11.4 million.  The exchangeable unsecured notes were issued in 2002 in connection with an acquisition, and were subject to a put and call agreement dated December 13, 2002.  The repurchased notes had been exchangeable for 807,995 shares of our common stock.  Following this transaction, no exchangeable unsecured notes are outstanding.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  August 2, 2016