Form 10-Q
period 2016-10-01
VISHAY INTERTECHNOLOGY INC
filed 2016-11-07
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 1, 2016

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
☐ Yes  ☒ No

As of November 3, 2016, the registrant had 133,845,509 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 1, 2016

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 1, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,587	$475,507
Short-term investments	608,314	619,040
Accounts receivable, net	295,341	272,559
Inventories:
Finished goods	118,853	108,869
Work in process	182,896	201,045
Raw materials	106,754	110,657
Total inventories	408,503	420,571

Prepaid expenses and other current assets	94,309	99,815
Total current assets	1,918,054	1,887,492

Property and equipment, at cost:
Land	91,188	89,593
Buildings and improvements	579,544	562,171
Machinery and equipment	2,417,598	2,380,299
Construction in progress	61,328	79,910
Allowance for depreciation	(2,300,896)	(2,246,677)
	848,762	865,296

Goodwill	142,032	138,244

Other intangible assets, net	89,784	103,258

Other assets	150,194	158,696
Total assets	$3,148,826	$3,152,986

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 1, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$105	$4
Trade accounts payable	160,221	157,210
Payroll and related expenses	128,012	113,976
Other accrued expenses	157,482	164,336
Income taxes	16,624	22,198
Total current liabilities	462,444	457,724

Long-term debt less current portion	361,467	436,738
Deferred income taxes	298,623	305,413
Other liabilities	64,257	60,450
Accrued pension and other postretirement costs	252,653	264,618
Total liabilities	1,439,444	1,524,943

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,425	13,546
Class B convertible common stock	1,213	1,213
Capital in excess of par value	2,044,564	2,058,492
(Accumulated deficit) retained earnings	(249,535)	(319,448)
Accumulated other comprehensive income (loss)	(105,582)	(131,327)
Total Vishay stockholders' equity	1,704,085	1,622,476
Noncontrolling interests	5,297	5,567
Total equity	1,709,382	1,628,043
Total liabilities and equity	$3,148,826	$3,152,986

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 1, 2016	October 3, 2015

Net revenues	$591,955	$560,654
Costs of products sold	438,054	430,510
Gross profit	153,901	130,144

Selling, general, and administrative expenses	93,916	88,995
Restructuring and severance costs	1,197	2,324
Impairment of intangible assets	1,559	57,600
Impairment of goodwill	-	5,380
Operating income (loss)	57,229	(24,155)

Other income (expense):
Interest expense	(6,165)	(6,677)
Other	(380)	3,240
Loss on Tianjin explosion	-	(5,350)
	(6,545)	(8,787)

Income (loss) before taxes	50,684	(32,942)

Income tax expense (benefit)	14,088	(5,392)

Net earnings (loss)	36,596	(27,550)

Less: net earnings (loss) attributable to noncontrolling interests	156	116

Net earnings (loss) attributable to Vishay stockholders	$36,440	$(27,666)

Basic earnings (loss) per share attributable to Vishay stockholders	$0.25	$(0.19)

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.19)

Weighted average shares outstanding - basic	146,924	147,701

Weighted average shares outstanding - diluted	149,894	147,701

Cash dividends per share	$0.0625	$0.0600

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 1, 2016	October 3, 2015

Net earnings (loss)	$36,596	$(27,550)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,923	2,305

Foreign currency translation adjustment	8,585	3,662

Unrealized gain (loss) on available-for-sale securities	318	(253)

Other comprehensive income	10,826	5,714

Comprehensive income (loss)	47,422	(21,836)

Less: comprehensive income attributable to noncontrolling interests	156	116

Comprehensive income (loss) attributable to Vishay stockholders	$47,266	$(21,952)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1, 2016	October 3, 2015

Net revenues	$1,752,612	$1,744,560
Costs of products sold	1,315,274	1,327,896
Gross profit	437,338	416,664

Selling, general, and administrative expenses	276,455	276,717
Restructuring and severance costs	12,139	9,394
Impairment of intangible assets	1,559	57,600
Impairment of goodwill	-	5,380
Operating income	147,185	67,573

Other income (expense):
Interest expense	(18,901)	(19,774)
Other	2,655	7,860
Gain on early extinguishment of debt	4,597	-
Loss related to Tianjin explosion	-	(5,350)
	(11,649)	(17,264)

Income before taxes	135,536	50,309

Income taxes	37,559	20,416

Net earnings	97,977	29,893

Less: net earnings attributable to noncontrolling interests	437	592

Net earnings attributable to Vishay stockholders	$97,540	$29,301

Basic earnings per share attributable to Vishay stockholders	$0.66	$0.20

Diluted earnings per share attributable to Vishay stockholders	$0.65	$0.19

Weighted average shares outstanding - basic	147,470	147,700

Weighted average shares outstanding - diluted	150,125	151,607

Cash dividends per share	$0.1875	$0.1800

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2016	October 3, 2015

Net earnings	$97,977	$29,893

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	5,448	6,496

Foreign currency translation adjustment	18,633	(57,174)

Unrealized gain (loss) on available-for-sale securities	1,664	(1,368)

Other comprehensive income (loss)	25,745	(52,046)

Comprehensive income (loss)	123,722	(22,153)

Less: comprehensive income attributable to noncontrolling interests	437	592

Comprehensive income (loss) attributable to Vishay stockholders	$123,285	$(22,745)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2016	October 3, 2015
Operating activities
Net earnings	$97,977	$29,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	119,143	134,281
(Gain) loss on disposal of property and equipment	(1,373)	(116)
Accretion of interest on convertible debentures	3,425	3,167
Inventory write-offs for obsolescence	17,085	15,348
Impairment of goodwill and intangible assets	1,559	62,980
Deferred income taxes	(1,750)	(32,523)
Gain on early extinguishment of debt	(4,597)	-
Other	(5,386)	(1,939)
Net change in operating assets and liabilities, net of effects of businesses acquired	(13,455)	(57,522)
Net cash provided by operating activities	212,628	153,569

Investing activities
Capital expenditures	(81,346)	(86,767)
Proceeds from sale of property and equipment	1,241	1,989
Purchase of short-term investments	(472,938)	(362,595)
Maturity of short-term investments	491,867	161,611
Sale of short-term investments	-	503
Sale of other investments	-	400
Other investing activities	2,886	(3,967)
Net cash provided by (used in) investing activities	(58,290)	(288,826)

Financing activities
Principal payments on long-term debt and capital leases	(34,044)	-
Net proceeds (payments) on revolving credit lines	(41,000)	(27,000)
Common stock repurchases	(16,981)	-
Net changes in short-term borrowings	(626)	(7)
Dividends paid to common stockholders	(25,329)	(24,378)
Dividends paid to Class B common stockholders	(2,274)	(2,184)
Excess tax benefit from RSUs vested	-	21
Distributions to noncontrolling interests	(707)	(725)
Net cash provided by (used in) financing activities	(120,961)	(54,273)
Effect of exchange rate changes on cash and cash equivalents	2,703	(12,337)

Net increase (decrease) in cash and cash equivalents	36,080	(201,867)

Cash and cash equivalents at beginning of period	475,507	592,172
Cash and cash equivalents at end of period	$511,587	$390,305

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Net earnings	-	-	-	97,540	-	97,540	437	97,977
Other comprehensive income	-	-	-	-	25,745	25,745	-	25,745
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,309,855 shares)	(131)	-	(16,850)	-	-	(16,981)	-	(16,981)
Restricted stock issuances (103,918 shares)	10	-	(452)	-	-	(442)	-	(442)
Dividends declared ($ 0.1875 per share)	-	-	24	(27,627)	-	(27,603)	-	(27,603)
Stock compensation expense	-	-	3,371	-	-	3,371	-	3,371
Tax effects of stock plan	-	-	(21)	-	-	(21)	-	(21)
Balance at October 1, 2016	$13,425	$1,213	$2,044,564	$(249,535)	$(105,582)	$1,704,085	$5,297	$1,709,382

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the fiscal quarter and nine fiscal months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018, with the ability to early adopt on January 1, 2017.  The Company intends to adopt the ASU effective January 1, 2018.  The Company is currently evaluating the effect of the ASU on its revenue contracts.

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

In the fourth fiscal quarter of 2015, the Company deposited the $6,750 purchase price of Sonntag Electronic GmbH ("Sonntag").  The purchase price, net of cash acquired was $5,450.  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended October 1, 2016.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,485 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually.  Similarly, indefinite-lived intangible assets are not amortized, but rather tested for impairment at least annually.  These impairment tests must be performed more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company's business segments (see Note 11) represent its reporting units for goodwill impairment testing purposes.

As a result of a review of recent financial results and outlook for the MOSFETs segment following the recent completion of the production transfers, Vishay determined that an interim indefinite-lived intangible asset impairment test was required for its Siliconix tradenames as of the end of the third fiscal quarter of 2016.

As a result of this analysis, the Company determined that its Siliconix tradenames, with a carrying value of $20,359, were impaired.  The Company recorded an impairment charge of $1,559 to write-down the tradenames to their fair value.  The tradenames are no longer considered indefinite-lived and the remaining value will be amortized over the 10 year estimated remaining useful life.

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

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value, whether an impairment is present, and the amount of the impairment charge, if applicable.

In light of a sustained decline in market capitalization for Vishay and its peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described in Note 3), Vishay determined that interim impairment tests were required as of the end of the third fiscal quarter of 2015.  The Company recorded impairment charges totaling $62,980 as a result of these tests.

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

In 2013, the Company announced various cost reduction programs.  These programs were substantially implemented by the end of the first fiscal quarter of 2016, with some additional costs incurred in the second and third fiscal quarters of 2016.  Many of the severance costs were recognized ratably over the required stay periods.  In November 2016, the Company announced an extension of one of these programs.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
MOSFETs Enhanced Competitiveness Program	$675	$1,445	$5,700	$3,737
Voluntary Separation / Retirement Program	-	-	-	77
Modules Production Transfer Program	(464)	-	(464)	-
Global Cost Reduction Programs	986	879	6,903	5,580
Total	$1,197	$2,324	$12,139	$9,394

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a series of discrete steps, the manufacture of wafers for a substantial share of products was transferred into a more cost-efficient fab.  As a consequence, certain other manufacturing currently occurring in-house was transferred to third-party foundries.  This transfer of production was substantially completed by the end of the first fiscal quarter of 2016.

Employees generally were required to remain with the Company during the production transfer period.  Accordingly, the Company accrued these severance costs ratably over the respective employees' remaining service periods.  The Company has incurred and may continue to incur other exit costs associated with the production transfer, including certain contract termination costs.

As a result of a review of recent financial results and outlook for the Company's MOSFETs segment following the recent completion of production transfers, the Company has determined to implement further cost reductions for the MOSFETs segment.

On November 7, 2016, the Company announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  The production transfers will be completed in steps by the end of 2017.  The Company expects to incur cash charges of approximately $4,000 to $8,000, primarily related to severance, to implement these steps.  The Company expects to maintain its R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	5,700
Cash paid	(13,492)
Foreign currency translation	4
Balance at October 1, 2016	$4,384

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $5,027 are included in the expenses incurred in 2016 in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	95
Cash paid	(3,166)
Foreign currency translation	(258)
Balance at December 31, 2015	$1,345
Cash paid	(716)
Foreign currency translation	25
Balance at October 1, 2016	$654

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2014	$2,080
Cash paid	(464)
Foreign currency translation	(121)
Balance at December 31, 2014	$1,495
Cash paid	(718)
Foreign currency translation	(120)
Balance at December 31, 2015	$657
Change in estimate	(464)
Cash paid	(125)
Foreign currency translation	18
Balance at October 1, 2016	$86

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	6,903
Cash paid	(12,918)
Foreign currency translation	181
Balance at October 1, 2016	$6,783

The following table summarizes the expense recognized in 2016 by segment related to this program:

Diodes	$788
Optoelectronic Components	953
Resistors & Inductors	3,163
Capacitors	459
Unallocated Selling, General, and Administrative Expenses	1,540
Total	$6,903

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $4,138 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 1, 2016 and October 3, 2015 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

Income tax expense for the fiscal quarter and nine fiscal months ended October 1, 2016 includes the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015 of $1,402 and $3,388, respectively.  During the second fiscal quarter of 2016, the Company repatriated $46,000 pursuant to this program.

During the nine fiscal months ended October 1, 2016, the liabilities for unrecognized tax benefits increased by $1,339 on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects, partially offset by payments and settlements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	October 1, 2016	December 31, 2015

Credit facility	$149,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040	107,563	106,011
Convertible senior debentures, due 2041	55,157	54,424
Convertible senior debentures, due 2042	61,072	60,320
Deferred financing costs	(11,325)	(12,659)
	361,467	436,738
Less current portion	-	-
	$361,467	$436,738

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the September 29, 2016 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective September 13, 2016 (per $1 principal amount)	75.8043	55.3180	89.1277
Effective conversion price effective September 13, 2016 (per share)	$13.19	$18.08	$11.22
130% of the conversion price (per share)	$17.15	$23.50	$14.59
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

Based on an evaluation of the conversion criteria at October 1, 2016 and December 31, 2015, none of the convertible senior debentures due 2040, due 2041, or due 2042 were convertible.  The conversion criteria of the debentures will continue to be evaluated and the debentures may become convertible in the future.  At the direction of the Company's Board of Directors, the Company intends, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of the Company's common stock.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component - net carrying value
October 1, 2016
Due 2040	$275,000	(167,863)	426	$107,563	$110,094
Due 2041	$150,000	(95,145)	302	$55,157	$62,246
Due 2042	$150,000	(89,128)	200	$61,072	$57,874
Total	$575,000	$(352,136)	$928	$223,792	$230,214

December 31, 2015
Due 2040	$275,000	(169,565)	576	$106,011	$110,094
Due 2041	$150,000	(96,014)	438	$54,424	$62,246
Due 2042	$150,000	(89,982)	302	$60,320	$57,874
Total	$575,000	$(355,561)	$1,316	$220,755	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
October 1, 2016
Due 2040	$1,547	579	22	(115)	$2,033
Due 2041	$844	296	11	(102)	$1,049
Due 2042	$844	291	13	(71)	$1,077
Total	$3,235	$1,166	$46	$(288)	$4,159

October 3, 2015
Due 2040	$1,547	535	22	198	$2,302
Due 2041	$844	272	12	92	$1,220
Due 2042	$844	270	13	105	$1,232
Total	$3,235	$1,077	$47	$395	$4,754

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
October 1, 2016
Due 2040	$4,641	1,702	66	(150)	$6,259
Due 2041	$2,532	869	35	(136)	$3,300
Due 2042	$2,532	854	40	(102)	$3,324
Total	$9,705	$3,425	$141	$(388)	$12,883

October 3, 2015
Due 2040	$4,641	1,574	66	304	$6,585
Due 2041	$2,532	800	36	229	$3,597
Due 2042	$2,532	793	40	144	$3,509
Total	$9,705	$3,167	$142	$677	$13,691

Exchangeable Unsecured Notes, due 2102

On June 28, 2016 and March 31, 2016, pursuant to agreements dated June 13, 2016 and March 10, 2016, respectively, the Company acquired from holders $12,436 and $26,206, respectively, principal amount of the Company's floating rate exchangeable unsecured notes due 2102.  The purchase price for these privately negotiated transactions was $11,449 and  $22,595, respectively.  Vishay recognized gains on early extinguishment of debt of $4,597 presented as a separate line item in the accompanying consolidated condensed statement of operations for the nine fiscal months ended October 1, 2016.

The notes that Vishay repurchased had been exchangeable for 2,510,808 shares of Vishay common stock.

Following the June 28, 2016 transaction, no exchangeable unsecured notes are outstanding.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Other Income (Expense)

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  Vishay owns and operates a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  Full production resumed on September 8, 2015.

As a result of this incident, through the end of the third fiscal quarter of 2016, the Company estimates that it has incurred $10,174 for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.  The Company received payments totaling $3,321 primarily related to its inventory damage claim in 2016.  As of October 1, 2016, the Company has recorded a receivable of $1,503 for amounts which are probable of recovery under its property insurance policies.  The Company recorded, as a separate line item, a loss of $5,350 related to these items in the third fiscal quarter of 2015, which represents the insurance deductible and certain costs which are potentially not recoverable.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2016	$(136,422)	$4,597	498	$(131,327)
Other comprehensive income before reclassifications	-	18,633	2,560	$21,193
Tax effect	-	-	(896)	$(896)
Other comprehensive income before reclassifications, net of tax	-	18,633	1,664	$20,297
Amounts reclassified out of AOCI	8,065	-	-	$8,065
Tax effect	(2,617)	-	-	$(2,617)
Amounts reclassified out of AOCI, net of tax	5,448	-	-	$5,448
Net other comprehensive income	$5,448	$18,633	$1,664	$25,745
Balance at October 1, 2016	$(130,974)	$23,230	$2,162	$(105,582)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  (See Note 9 for further information).

Other comprehensive income (loss) includes Vishay's proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2016 and 2015 for the Company's defined benefit pension plans:

	Fiscal quarter ended October 1, 2016		Fiscal quarter ended October 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$790	$-	$812
Interest cost	2,945	1,361	2,915	1,412
Expected return on plan assets	(2,825)	(529)	(3,391)	(448)
Amortization of prior service cost	36	12	16	-
Amortization of losses	1,650	1,196	2,048	1,278
Curtailment and settlement losses	-	205	-	-
Net periodic benefit cost	$1,806	$3,035	$1,588	$3,054

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2016 and October 3, 2015 for the Company's defined benefit pension plans:

	Nine fiscal months ended October 1, 2016		Nine fiscal months ended October 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,355	$-	$2,467
Interest cost	8,834	4,097	8,743	4,263
Expected return on plan assets	(8,476)	(1,605)	(10,174)	(1,358)
Amortization of prior service cost	108	37	48	-
Amortization of losses	4,951	3,568	6,144	3,859
Curtailment and settlement losses	-	601	-	-
Net periodic benefit cost	$5,417	$9,053	$4,761	$9,231

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan, the Company's U.S. qualified pension plan.  Plan participants will not be adversely affected by the plan termination, but rather will have their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.

The completion of this proposed termination and settlement was contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements.  During the third fiscal quarter of 2016, the Company received a favorable determination letter from the IRS, and has met all other applicable IRS and PBGC requirements.  The Company is in the final stages of completing the termination and settlement, which is expected to occur in December 2016.  The settlement will result in a non-cash charge to recognize the unrecognized actuarial items related to the Vishay Retirement Plan recorded in accumulated other comprehensive income.

As of the last fiscal year-end measurement date (December 31, 2015), the Vishay Retirement Plan was fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, the Company is required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $20,000.

The Company contributed $16,966 to the Company's Taiwanese pension plans to improve the funded status of those plans in 2016.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2016 and 2015 for the Company's other postretirement benefit plans:

	Fiscal quarter ended October 1, 2016		Fiscal quarter ended October 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$31	$67	$31	$69
Interest cost	85	36	83	37
Amortization of prior service (credit)	(209)	-	(209)	-
Amortization of losses (gains)	(8)	17	22	19
Net periodic benefit cost	$(101)	$120	$(73)	$125

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2016 and October 3, 2015 for the Company's other postretirement benefit plans:

	Nine fiscal months ended October 1, 2016		Nine fiscal months ended October 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$94	$202	$91	$206
Interest cost	255	108	250	110
Amortization of prior service (credit)	(627)	-	(627)	-
Amortization of losses (gains)	(23)	51	67	57
Net periodic benefit cost	$(301)	$361	$(219)	$373

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Restricted stock units	$1,085	$933	$3,254	2,771
Phantom stock units	-	-	117	141
Stock options	-	-	-	-
Total	$1,085	$933	$3,371	2,912

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 1, 2016 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$5,302	1.3
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$5,302

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

Restricted Stock Units

RSU activity under the 2007 Program as of October 1, 2016 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	1,028	$13.24
Granted	353	11.35
Vested*	(142)	12.21
Cancelled or forfeited	(222)	13.19
Outstanding at October 1, 2016	1,017	$12.74

Expected to vest at October 1, 2016	1,017

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

Phantom stock unit activity under the phantom stock plan as of October 1, 2016 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2016	132
Granted	10	$11.71
Dividend equivalents issued	2
Outstanding at October 1, 2016	144

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

At December 31, 2015 and October 1, 2016, there were 105,000 options outstanding with a weighted average exercise price of $15.38.  At October 1, 2016, the weighted average remaining contractual life of all outstanding options was 0.58 years.

At October 1, 2016, there were no unvested options outstanding.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of the third fiscal quarter of 2016 of $14.09 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2016 was $33.  This amount changes based on changes in the market value of the Company's common stock.  During the nine fiscal months ended October 1, 2016, no options were exercised.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

Vishay is a global manufacturer and supplier of electronic components.  Vishay operates, and its chief operating decision maker makes strategic and operating decisions with regards to assessing performance and allocating resources based on, five reporting segments: MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, and Capacitors.  These segments represent groupings of product lines based on their functionality:

●	Metal oxide semiconductor field-effect transistors ("MOSFETs") function as solid-state switches to control power.
●	Diodes route, regulate, and block radio frequency, analog, and power signals; protect systems from surges or electrostatic discharge damage; or provide electromagnetic interference filtering.
●	Optoelectronic components emit light, detect light, or do both.
●
Resistors and inductors both impede electric current.  Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current.  Inductors use an internal magnetic field to change alternating current phase and resist alternating current.

●	Capacitors store energy and discharge it when needed.

Vishay's reporting segments generate substantially all of their revenue from product sales to the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  A small portion of revenues are from royalties.

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

The Company also regularly evaluates gross profit by segment to assist in the analysis of consolidated gross profit.  The Company considers segment operating income to be the more important metric because it more fully captures the business operations of the segments.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended October 1, 2016:
Product Sales	$101,687	$141,127	$72,801	$191,989	$84,299	$591,903
Royalty Revenues	-	-	-	52	-	$52
Total Revenue	$101,687	$141,127	$72,801	$192,041	$84,299	$591,955

Gross Profit	$16,443	$36,444	$24,250	$58,768	$17,996	$153,901

Segment Operating Income	$7,493	$31,832	$20,340	$51,861	$13,210	$124,736

Fiscal quarter ended October 3, 2015:
Product Sales	$109,446	$123,922	$70,008	$172,995	$83,547	$559,918
Royalty Revenues	-	-	-	736	-	$736
Total Revenue	$109,446	$123,922	$70,008	$173,731	$83,547	$560,654

Gross Profit	$16,795	$27,508	$22,969	$49,843	$13,029	$130,144

Segment Operating Income	$6,839	$21,628	$17,673	$41,404	$7,618	$95,162

Nine fiscal months ended October 1, 2016:
Product Sales	$304,839	$418,629	$203,635	$568,122	$257,175	$1,752,400
Royalty Revenues	-	-	-	212	-	$212
Total Revenue	$304,839	$418,629	$203,635	$568,334	$257,175	$1,752,612

Gross Profit	$40,914	$106,364	$65,049	$171,808	$53,203	$437,338

Segment Operating Income	$12,671	$90,025	$49,838	$147,315	$37,145	$336,994

Nine fiscal months ended October 3, 2015:
Product Sales	$322,553	$399,155	$211,610	$538,173	$270,474	$1,741,965
Royalty Revenues	11	-	-	2,584	-	$2,595
Total Revenue	$322,564	$399,155	$211,610	$540,757	$270,474	$1,744,560

Gross Profit	$45,261	$88,998	$69,483	$162,034	$50,888	$416,664

Segment Operating Income	$16,506	$70,641	$53,923	$135,399	$33,968	$310,437

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reconciliation:
Segment Operating Income	$124,736	$95,162	$336,994	$310,437
Restructuring and Severance Costs	(1,197)	(2,324)	(12,139)	(9,394)
Impairment of intangible assets	(1,559)	(57,600)	(1,559)	(57,600)
Impairment of goodwill	-	(5,380)	-	(5,380)
Unallocated Selling, General, and Administrative Expenses	(64,751)	(54,013)	(176,111)	(170,490)
Consolidated Operating Income	$57,229	$(24,155)	$147,185	$67,573
Unallocated Other Income (Expense)	(6,545)	(8,787)	(11,649)	(17,264)
Consolidated Income (Loss) Before Taxes	$50,684	$(32,942)	$135,536	$50,309

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders	$36,440	$(27,666)	$97,540	$29,301

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	-	38	50

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders - diluted	$36,440	$(27,666)	$97,578	$29,351

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	146,781	147,570	147,327	147,570
Outstanding phantom stock units	143	131	143	130
Adjusted weighted average shares	146,924	147,701	147,470	147,700

Effect of dilutive securities:
Convertible and exchangeable debt instruments	2,541	-	2,387	3,692
Restricted stock units	423	-	266	213
Other	6	-	2	2
Dilutive potential common shares	2,970	-	2,655	3,907

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	149,894	147,701	150,125	151,607

Basic earnings (loss) per share attributable to Vishay stockholders	$0.25	$(0.19)	$0.66	$0.20

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.24	$(0.19)	$0.65	$0.19

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	20,364	13,750	13,537
Convertible Senior Debentures, due 2041	8,268	8,106	8,229	8,063
Convertible Senior Debentures, due 2042	-	13,060	-	4,353
Exchangeable Unsecured Notes, due 2102	-	2,512	-	-
Weighted average employee stock options	77	105	96	96
Weighted average other	415	1,059	545	768

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.19, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.08, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.22, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
October 1, 2016:
Assets:
Assets held in rabbi trusts	$42,178	$27,663	$14,515	$-
Available for sale securities	$4,280	4,280	-	-
	$46,458	$31,943	$14,515	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(426)	$-	$-	$(426)
Embedded derivative - convertible debentures due 2041	$(302)	-	-	(302)
Embedded derivative - convertible debentures due 2042	$(200)	-	-	(200)
	$(928)	$-	$-	$(928)
December 31, 2015:
Assets:
Assets held in rabbi trusts	$39,849	$25,906	13,943	$-
Available for sale securities	$3,604	3,604	-	-
	$43,453	$29,510	$13,943	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(576)	$-	$-	$(576)
Embedded derivative - convertible debentures due 2041	$(438)	-	-	(438)
Embedded derivative - convertible debentures due 2042	$(302)	-	-	(302)
	$(1,316)	$-	$-	$(1,316)

In accordance with ASC Subtopic 350-20, and as described in Note 3, the Company performed a nonrecurring fair value measurement of its indefinite-lived Siliconix tradenames.  As a result of the fair value measurement, the Siliconix tradenames with a carrying value of $20,359 were written down to their fair value of $18,800, resulting in an impairment charge of $1,559, recorded in the accompanying consolidated condensed statements of operations for the fiscal quarter and nine fiscal months ended October 1, 2016.

The Company's nonrecurring fair value measurement of its Siliconix tradenames is considered a Level 3 measurement.  See Note 3 for further information on the measurements and inputs.

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $121,130 and $29,000 as of October 1, 2016 and December 31, 2015, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy.  The value of the forward contracts was immaterial as of October 1, 2016.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at October 1, 2016 and December 31, 2015 is approximately $785,400 and $756,900, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $371,864 and $448,080, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At October 1, 2016 and December 31, 2015, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 1, 2016 and December 31, 2015, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at the Company's direction in accordance with the plan.  The Company repurchased 1,309,855 shares of stock for $17.0 million since the inception of the plan.  We will continue to evaluate attractive stock repurchase opportunities.

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

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In the first fiscal quarter of 2016, we substantially completed the implementation of targeted cost reduction programs that began in the fourth fiscal quarter of 2013.  The cost reduction programs initiated in 2015 continue as planned.  As a result of a review of recent financial results and outlook for our MOSFETs segment following the recent completion of production transfers, we determined to implement further cost reductions for the MOSFETs segment.  In November 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  Our cost reduction programs are more fully described in Note 4 to the consolidated condensed financial statements included in Item 1, and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

We recorded noncash intangible asset impairment charges of $1.6 million and $57.6 million in the third fiscal quarters of 2016 and 2015, respectively, and a noncash goodwill impairment charge of $5.4 million in the third fiscal quarter of 2015.  The goodwill and intangible assets impairment tests are more fully described in Note 3 to the consolidated condensed financial statements included in Item 1 and Note 3 to our consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 17, 2016.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.   We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.   As more fully described in Note 7 to our consolidated condensed financial statements included in Item 1, we recorded a loss of $5.4 million related to this incident in the third fiscal quarter of 2015.  The temporary shutdown adversely impacted revenues and margins of our Diodes segment (and total Vishay) for the third fiscal quarter of 2015.  We received payments totaling $3.3 million, primarily related to our inventory damage claim, in 2016.  Our property damage and business interruption insurance claims remain open and continue as expected.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The recovery in our business that began in the first fiscal quarter of 2016 continued in the third fiscal quarter.  Net revenues in the third fiscal quarter of 2016 increased versus the prior year and prior fiscal quarters.  The continued recovery in orders resulted in an increase in key financial metrics compared to the prior fiscal quarters and the third fiscal quarter of 2015.

Net revenues for the fiscal quarter ended October 1, 2016 were $592.0 million, compared to $560.7 million for the fiscal quarter ended October 3, 2015.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 1, 2016 were $36.4 million, or $0.24 per diluted share, compared to net loss attributable to Vishay stockholders of $(27.7) million, or $(0.19) per share for the fiscal quarter ended October 3, 2015.

Net revenues for the nine fiscal months ended October 1, 2016 were $1,752.6 million, compared to $1,744.6 million for the nine fiscal months ended October 3, 2015.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 1, 2016 were $97.5 million, or $0.65 per diluted share, compared to $29.3 million, or $0.19 per diluted share for the nine fiscal months ended October 3, 2015.

We define adjusted net earnings as net earnings determined in accordance with GAAP adjusted for various items that management believes are not indicative of the intrinsic operating performance of our business.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  The reconciliations below include certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings, adjusted earnings per share, and free cash.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as adjusted net earnings, adjusted earnings per share, and free cash do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that adjusted net earnings and adjusted earnings per share are meaningful because they provide insight with respect to our intrinsic operating results.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.

Net earnings (loss) attributable to Vishay stockholders for the fiscal quarters and nine fiscal months ended October 1, 2016 and October 3, 2015 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

GAAP net earnings (loss) attributable to Vishay stockholders	$36,440	$(27,666)	$97,540	$29,301

Reconciling items affecting operating income (loss):
Restructuring and severance costs	$1,197	$2,324	$12,139	$9,394
Impairment of intangible assets	1,559	57,600	1,559	57,600
Impairment of goodwill	-	5,380	-	5,380

Reconciling items affecting other income (expense):
Gain on early extinguishment of debt	$-	$-	$(4,597)	$-
Loss related to Tianjin explosion	-	5,350	-	5,350

Reconciling items affecting tax expense:
Effects of cash repatriation program	$(1,402)	$-	$(3,388)	$-
Tax effects of pre-tax items above	(441)	(16,831)	(2,436)	(19,327)

Adjusted net earnings	$37,353	$26,157	$100,817	$87,698

Adjusted weighted average diluted shares outstanding	149,894	150,455	150,125	151,607

Adjusted earnings per diluted share *	$0.25	$0.17	$0.67	$0.58

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarters.

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net cash provided by continuing operating activities	$117,657	$61,207	$212,628	$153,569
Proceeds from sale of property and equipment	1,048	314	1,241	1,989
Less: Capital expenditures	(30,273)	(37,217)	(81,346)	(86,767)
Free cash	$$88,432	$$24,304	$$132,523	$68,791

Our results for the fiscal quarter and nine fiscal months ended October 1, 2016 represent the effects of the continuation of a strong business environment, increasing order activity, our cost reduction programs, and our organic growth initiatives.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues from the euro was substantially offset by the positive impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2015 through the third fiscal quarter of 2016 (dollars in thousands):

	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016

Net revenues	$560,654	$555,928	$570,606	$590,051	$591,955

Gross profit margin	23.2%	22.6%	24.1%	24.8%	26.0%

Operating margin (1)	-4.3%	5.4%	7.1%	8.4%	9.7%

End-of-period backlog	$535,500	$514,500	$571,600	$579,800	$608,100

Book-to-bill ratio	0.96	0.97	1.08	1.02	1.04

Inventory turnover	3.82	3.90	4.00	4.20	4.20

Change in ASP vs. prior quarter	-1.2%	-0.7%	-1.2%	-0.7%	-0.9%

(1)  Operating margin for the third and fourth fiscal quarters of 2015 and first, second, and third fiscal quarters of 2016 includes $2.3 million, $9.8 million, $6.5 million, $4.5 million, and $1.2 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarters of 2016 and 2015 includes $1.6 million and $63.0 million, respectively, of goodwill, indefinite-lived intangible assets, and depreciable and amortizable long-lived asset impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues were slightly above the midpoint of our expected range and increased versus the third fiscal quarter of 2015 and slightly versus the prior fiscal quarter.  The broad recovery in orders observed in the first half of 2016 continued.  The continued strong order level increased the backlog and kept the book-to-bill ratio above 1.0.  Our average selling prices continue to decline, although at a slower pace, primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross profit margin increased versus the prior fiscal quarters and the third fiscal quarter of 2015.  The increases are primarily due to volume, the effects of our cost reduction programs, manufacturing efficiencies, and lower metals and materials prices.  Decreasing average selling prices continue to burden the gross profit margin.  Gross profit margins for the periods prior to the second fiscal quarter of 2016 were negatively impacted by additional depreciation associated with our MOSFETs cost reduction program.

The book-to-bill ratio in the third fiscal quarter of 2016 increased to 1.04 from 1.02 in the second fiscal quarter of 2016.  The book-to-bill ratios in the third fiscal quarter of 2016 for distributors and original equipment manufacturers ("OEM") were 1.10 and 0.98, respectively, versus ratios of 1.03 and 1.02, respectively, during the second fiscal quarter of 2016.

For the fourth fiscal quarter of 2016, we anticipate revenues between $560 million and $600 million and gross margins of 24% to 25%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2015 through the third fiscal quarter of 2016 (dollars in thousands):

	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016
MOSFETs
Net revenues	$109,446	$104,119	$100,933	$102,219	$101,687

Book-to-bill ratio	0.91	0.90	1.14	0.94	1.03

Gross profit margin	15.3%	12.8%	12.5%	11.6%	16.2%

Segment operating margin	6.2%	4.7%	2.6%	2.5%	7.4%

Diodes
Net revenues	$123,922	$134,776	$135,384	$142,118	$141,127

Book-to-bill ratio	1.05	0.97	1.05	1.02	1.06

Gross profit margin	22.2%	22.8%	24.1%	26.2%	25.8%

Segment operating margin	17.5%	18.7%	19.7%	22.2%	22.6%

Optoelectronic Components
Net revenues	$70,008	$67,943	$62,775	$68,059	$72,801

Book-to-bill ratio	0.95	0.91	1.09	1.15	0.98

Gross profit margin	32.8%	28.2%	30.6%	31.8%	33.3%

Segment operating margin	25.2%	21.3%	21.8%	23.3%	27.9%

Resistors & Inductors
Net revenues	$173,731	$166,664	$183,494	$192,799	$192,041

Book-to-bill ratio	0.95	1.03	1.10	1.02	0.99

Gross profit margin	28.7%	27.8%	30.4%	29.7%	30.6%

Segment operating margin	23.8%	23.0%	25.6%	25.2%	27.0%

Capacitors
Net revenues	$83,547	$82,426	$88,020	$84,856	$84,299

Book-to-bill ratio	0.93	0.99	1.01	1.03	1.20

Gross profit margin	15.6%	19.3%	19.4%	21.3%	21.3%

Segment operating margin	9.1%	13.2%	12.8%	14.9%	15.7%

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

In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $0.2 million of restructuring and severance expenses in the third fiscal quarter of 2016 for the expenses that were recognizable under GAAP during the period and $34.4 million of restructuring and severance expenses since these cost reduction programs were implemented.

The programs initiated in 2013 primarily focused on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The programs in total were expected to lower costs by approximately $36 million per year.

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

We completed the initally planned production transfer as part of the MOSFETs Enhanced Competitiveness Program in the first fiscal quarter of 2016.  The production transfer occurred over a period of approximately two years.  The manufacture of wafers for certain critical products has been transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing previously occurring in-house has been transferred to third-party foundries.  We have incurred and may continue to incur other exit costs associated with the production transfer, including certain contract termination costs.

The initially-planned production transfer achieved the expected improvement in contributive margin percentage and fixed cost reduction; however, as a result of a decrease in net revenues since the plan was first initiated, gross margin for the MOSFETs segment remains below 20%.

As a result of a review of recent financial results and outlook for our MOSFETs segment following the recent completion of production transfers, we determined to implement further cost reductions for the MOSFETs segment.

On November 7, 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  The extended program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at our Santa Clara, California facility to other Vishay facilities or third-party subcontractors.

The production transfers will be completed in steps by the end of 2017.  We expect to incur cash charges of approximately $4 million to $8 million, primarily related to severance, to implement these steps.  We expect to realize savings of approximately $7 million to $10 million as a result of these initiatives.  We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

Programs were also initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $1.0 million of restructuring and severance expenses in the third fiscal quarter of 2016 for expenses that were recognizable under GAAP during the period and $20.7 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

Except for the Zwolle and Santa Clara facilities described above, no other facility closures are currently expected pursuant to these programs.

Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2016 or 2017.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a continued sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

The completion of this proposed termination and settlement was contingent upon the receipt of a favorable determination letter from the Internal Revenue Service ("IRS") and meeting certain IRS and Pension Benefit Guarantee Corporation ("PBGC") requirements.  During the third fiscal quarter of 2016, we received a favorable determination letter from the IRS, and have met all other applicable IRS and PBGC requirements.  We are in the final stages of completing the termination and settlement, which is expected to occur in December 2016.  The settlement will result in a non-cash charge to recognize the unrecognized actuarial items related to the Vishay Retirement Plan recorded in accumulated other comprehensive income.

As of the last fiscal year-end measurement date (December 31, 2015), the Vishay Retirement Plan was fully-funded on a GAAP basis.  In order to terminate the plan in accordance with IRS and PBGC requirements, we are required to fully fund the plan on a termination basis and will commit to contribute the additional assets necessary to do so.  The amount necessary to do so is not yet known, but is currently estimated to be between zero and $20 million.

We contributed $17.0 million to our Taiwanese pension plans in 2016 to improve the funded status of those plans.

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

See Note 3 to our consolidated condensed financial statements included in Item 1 for a description of our interim indefinite-lived intangible asset impairment test.

As a result of a review of recent financial results and outlook for the MOSFETs segment following the completion of production transfers, we determined that an interim indefinite-lived impairment test was required for our Siliconix tradenames as of the end of the third fiscal quarter of 2016.

As a result of this analysis, we determined that our Siliconix tradenames, with a carrying value of $20.4 million, were impaired.  We recorded an impairment charge of $1.6 million to write-down the tradenames to their fair value.  The tradenames are no longer considered indefinite-lived and the remaining value will be amortized over the 10 year estimated remaining useful life.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was slightly weaker during the third fiscal quarter and first nine fiscal months of 2016 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars slightly increasing reported revenues and expenses versus the prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the third fiscal quarter and first nine fiscal months of 2016 have been favorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with a highly-rated financial institution to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $121.1 million as of October 1, 2016.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of products sold	74.0%	76.8%	75.0%	76.1%
Gross profit	26.0%	23.2%	25.0%	23.9%
Selling, general & administrative expenses	15.9%	15.9%	15.8%	15.9%
Operating income (loss)	9.7%	-4.3%	8.4%	3.9%
Income (loss) before taxes and noncontrolling interest	8.6%	-5.9%	7.7%	2.9%
Net earnings (loss) attributable to Vishay stockholders	6.2%	-4.9%	5.6%	1.7%
________
Effective tax rate	27.8%	16.4%	27.7%	40.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$591,955	$560,654	$1,752,612	$1,744,560
Change versus comparable prior year period	$31,301		$8,052
Percentage change versus comparable prior year period	5.6%		0.5%

Changes in net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.9%	3.4%
Decrease in average selling prices	-3.1%	-2.9%
Foreign currency effects	0.3%	0.1%
Other	-0.5%	-0.1%
Net change	5.6%	0.5%

We experienced a broad increase in demand for our products in the first nine fiscal months of 2016 compared to the prior year periods and the third fiscal quarter of 2015.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $65.4 million and $61.0 million for the nine fiscal months ended October 1, 2016 and October 3, 2015, respectively, or 3.6% and 3.4% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended October 1, 2016 and October 3, 2015 were $66.8 million and $67.9 million, respectively.   Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues in the consolidated condensed statements of operations, were approximately $0.2 million and $2.6 million for the nine fiscal months ended October 1, 2016 and October 3, 2015, respectively.  The decrease is due to the expiration of certain licensing arrangements.

Gross Profit and Margins

Gross profit margins for the fiscal quarter and nine fiscal months ended October 1, 2016 were 26.0% and 25.0%, respectively, versus 23.2% and 23.9%, respectively, for the comparable prior year periods.  The increase is primarily due to higher volume, cost savings from our restructuring programs, and lower metals and materials prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$101,687	$109,446	$304,839	$322,564
Change versus comparable prior year period	$(7,759)		$(17,725)
Percentage change versus comparable prior year period	-7.1%		-5.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-0.3%	0.1%
Decrease in average selling prices	-7.0%	-5.7%
Foreign currency effects	0.2%	0.1%
Net change	-7.1%	-5.5%

Gross profit as a percentage of net revenues for the MOSFETs segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross profit margin	16.2%	15.3%	13.4%	14.0%

In the fiscal quarter and nine fiscal months ended October 1, 2016, the MOSFETs segment did not maintain the net revenue level of the corresponding prior year periods. Net revenues were negatively impacted by declining selling prices, with minimal to no offsetting volume increases.  With the exception of the business with European and Asian distributors, we experienced a decrease in net revenue in all other regions and sales channels.  The increase in business with Asian distributors is mostly attributable to our Integrated Circuit ("IC") products.  Net revenues  decreased slightly versus the prior fiscal quarter as volume increases could not fully offset the declining selling prices.

The gross profit margin in the second and third fiscal quarters of 2016 has been negatively impacted by the recognition of expenses incurred on inventory produced last year due to the restructuring program that was sold in the second and third fiscal quarters of 2016.  Despite this negative impact and lower average selling prices, the gross profit margin for the third fiscal quarter of 2016 increased slightly versus the third fiscal quarter of 2015 and moderately versus the prior fiscal quarter primarily due to cost reductions from our restructuring program.  The gross profit margin for the nine fiscal months ended October 1, 2016 decreased slightly versus the prior year period primarily due to lower average selling prices and the aforementioned recognition of expenses incurred on inventory produced last year, partially offset by cost reductions.  Gross profit margins for the periods prior to the second fiscal quarter of 2016 were negatively impacted by additional depreciation associated with the MOSFETs cost reduction program.

The pricing pressure for our established MOSFETs products continues. We have experienced a significant decline in average selling prices versus the prior year periods and a slight decline versus the prior fiscal quarter.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. The planned production transfers were substantially implemented by the end of the first fiscal quarter of 2016 and began to provide improvement in the third fiscal quarter of 2016.

As a result of a review of recent financial results and outlook for the MOSFETs segment following the recent completion of production transfers, we have determined to implement further cost reductions.  On November 7, 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

The production transfers will be completed in steps by the end of 2017.  We expect to incur cash charges of approximately $4 to $8 million, primarily related to severance, to implement these steps, and expects to realize annualized cost savings of approximately $7 to $10 million as a result of these new initiatives.  See "Cost Management" above and Note 4 to our consolidated condensed financial statements included in Item I.

We also determined that an interim indefinite-lived impairment test was required as of the end of the third fiscal quarter of 2016. As a result of that assessment, we recorded an impairment charge of $1.6 million to write-down our Siliconix tradenames to their fair value.  See "Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets" above.

We continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$141,127	$123,922	$418,629	$399,155
Change versus comparable prior year period	$17,205		$19,474
Percentage change versus comparable prior year period	13.9%		4.9%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	18.4%	8.7%
Decrease in average selling prices	-3.6%	-3.5%
Foreign currency effects	0.4%	0.3%
Other	-1.3%	-0.6%
Net change	13.9%	4.9%

Gross profit as a percentage of net revenues for the Diodes segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross profit margin	25.8%	22.2%	25.4%	22.3%

On August 12, 2015, the shockwave from a major explosion in the port of Tianjin, China, resulted in some damage to our Diodes manufacturing facility near the port and caused a temporary shutdown.  The temporary shutdown adversely impacted net revenues and margins of our Diodes segment (and total Vishay) for the third fiscal quarter of 2015.

Diodes net revenues for the fiscal quarter and nine fiscal months ended October 1, 2016 increased significantly versus the prior year quarter and moderately versus the nine fiscal months ended October 3, 2015.  The net revenue increases are primarily due to volume increases versus the prior year periods, which were impacted by the aforementioned temporary shutdown.  The volume increases were partially offset by a moderate decline in average selling prices.  The net revenue increases were predominantly in Asia and Europe.  Net revenues decreased slightly versus the prior fiscal quarter as a slight volume increase could not fully offset the impact from declining average selling prices

The gross profit margin increased versus the corresponding prior year periods primarily due to increases in sales volume, the effects of our cost reduction programs, and positive foreign currency exchange rate impact on the Asian cost-of-sales, which were only partially offset by declining average selling prices and general cost inflation.  The gross profit margin decreased slightly versus the prior fiscal quarter.

Typical pricing pressure for our established Diodes products continues. We have experienced a moderate price decline versus the prior year periods and a slight price decline versus the prior fiscal quarter.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$72,801	$70,008	$203,635	$211,610
Change versus comparable prior year period	$2,793		$(7,975)
Percentage change versus comparable prior year period	4.0%		-3.8%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.4%	0.1%
Decrease in average selling prices	-3.9%	-3.9%
Foreign currency effects	0.1%	0.0%
Other	-0.6%	0.0%
Net change	4.0%	-3.8%

Gross profit as a percentage of net revenues for the Optoelectronic Components segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross profit margin	33.3%	32.8%	31.9%	32.8%

The Optoelectronic Components segment net revenues for the third fiscal quarter of 2016 increased significantly versus the prior fiscal quarter and moderately versus the prior year quarter.  The increases are primarily due to volume increases, which were partially offset by declining average selling prices.  The increases were achieved in the business with our European and Asian distributors and our American customers.  Net revenues decreased moderately versus the nine fiscal months ended October 3, 2015 due to declining average selling prices.

The gross profit margin increased slightly versus the prior year quarter and prior fiscal quarter primarily due to volume increases.  The gross profit margin for the nine fiscal months of 2016 decreased as cost reductions and positive foreign currency exchange rate effects could not offset the lower average selling prices.

Typical pricing pressure for our established Optoelectronic Components products continues. We have experienced moderate declines in average selling prices versus the prior year periods and a slight decline versus the prior fiscal quarter.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$192,041	$173,731	$568,334	$540,757
Change versus comparable prior year period	$18,310		$27,577
Percentage change versus comparable prior year period	10.5%		5.1%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	12.4%	6.8%
Decrease in average selling prices	-1.7%	-1.7%
Foreign currency effects	0.2%	0.1%
Other	-0.4%	-0.1%
Net change	10.5%	5.1%

Gross profit as a percentage of net revenues for the Resistors & Inductors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross profit margin	30.6%	28.7%	30.2%	30.0%

Net revenues for the Resistors & Inductors segment continue to be strong and increased versus the correspoding prior year periods.  All regions contributed to the increase.    Distribution and the automotive end market reported the largest increases in net revenues.  Net revenues for the third fiscal quarter of 2016 decreased slightly versus the prior quarter, with negative foreign currency exchange rate effects and lower average selling prices offsetting the increase in volume.

The gross profit margin increased versus the prior year periods and prior quarter.  The increases were primarily due to higher volume and the benefits of the cost reduction programs.

Average selling prices decreased slightly compared to prior year periods and prior quarter.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 4 to our consolidated condensed financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net revenues	$84,299	$83,547	$257,175	$270,474
Change versus comparable prior year period	$752		$(13,299)
Percentage change versus comparable prior year period	0.9%		-4.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.0%	-4.7%
Change in average selling prices	0.4%	-0.4%
Foreign currency effects	0.5%	0.1%
Other	0.0%	0.1%
Net change	0.9%	-4.9%

Gross profit as a percentage of net revenues for the Capacitors segment was as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Gross profit margin	21.3%	15.6%	20.7%	18.8%

Net revenues of the Capacitors segment for the third fiscal quarter increased slightly versus the the third fiscal quarter of 2015.  Europe and the Americas regions experienced increases in net revenues, while the Asia region decreased versus the prior year quarter.  Distribution sales contributed for the majority of the increase.  Net revenues decreased versus the nine fiscal months ended October 3, 2015 and the prior fiscal quarter.  Negative foreign currency exchange rates significantly contributed to the decrease versus the second fiscal quarter of 2016.

The gross profit margin improved significantly versus prior year periods and is unchanged from the second fiscal quarter of 2016.  The gross profit margin improvement is mainly due to material price savings, a positive mix impact and the cost reduction program.

Average selling prices remained relatively stable versus the prior year periods and prior quarter.

The book-to-bill ratio of 1.20 in the third fiscal quarter of 2016 was substantially impacted by large orders of film power capacitors for power transmission projects in Asia to be delivered over the next four quarters.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 4 to our consolidated condensed financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Total SG&A expenses	$93,916	$88,995	$276,455	$276,717
as a percentage of revenues	15.9%	15.9%	15.8%	15.9%

The overall increase in SG&A expenses in the fiscal quarter ended October 1, 2016 is primarily attributable to increased environmental remediation expenses recognized in the quarter and increased revenues.  SG&A expenses for the nine fiscal months ended October 1, 2016 are stable primarily due to lower amortization expense and the benefits of our restructuring programs (see "Cost Management" above), offset by increased R&D and environmental remediation expenses and additional compensation costs in general.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Amortization of intangible assets	$3,594	$5,888	$10,834	$18,260
Net loss (gain) on sales of assets	(1,449)	(1)	(1,373)	(116)

We recognized indefinite-lived intangible asset impairment charges of $1.6 in the third fiscal quarter of 2016 and amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015.  Additionally, the remaining value of our impaired Siliconix tradenames, which were previously considered indefinite-lived, will be amortized over their remaining useful life of 10 years.  See "Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets" above and Note 3 to our consolidated condensed financial statements.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses.  See "Cost Management" above and Note 4 to our consolidated condensed financial statements.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 1, 2016 decreased $0.5 million versus the fiscal quarter ended October 3, 2015.  Interest expense for the nine fiscal months ended October 1, 2016 decreased by $0.9 million versus the nine fiscal months ended October 3, 2015.  The decreases are primarily due to decreases in the estimated values of the embedded derivatives associated with our convertible senior debentures.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 1, 2016	October 3, 2015	Change
Foreign exchange gain (loss)	$(1,516)	$2,125	$(3,641)
Interest income	1,033	1,115	(82)
Other	103	-	103
	$(380)	$3,240	$(3,620)

	Nine fiscal months ended
	October 1, 2016	October 3, 2015	Change
Foreign exchange gain (loss)	$(597)	$3,873	$(4,470)
Interest income	3,200	3,340	(140)
Other	52	647	(595)
	$2,655	$7,860	$(5,205)

Income Taxes

For the fiscal quarter and nine fiscal months ended October 1, 2016, our effective tax rate was 27.8% and 27.7%, respectively, as compared to 16.4% and 40.6%, respectively, for the fiscal quarter and nine fiscal months ended October 3, 2015.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  While our effective tax rate is generally less than the U.S. statutory rate, the effective tax rates for the fiscal quarter and nine fiscal months ended October 3, 2015 are impacted by a write-off of non-deductible goodwill and an impairment charge in a lower tax rate jurisdiction.

Income tax expense for the fiscal quarter and nine fiscal months ended October 1, 2016 includes the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015 of $1.4 million and $3.4 million, respectively.  During the second fiscal quarter of 2016, we repatriated $46.0 million pursuant to this program.

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

During the nine fiscal months ended October 1, 2016, the liabilities for unrecognized tax benefits increased by $1.3 million on a net basis, principally due to increases for tax positions taken in prior periods, interest, and foreign currency effects, partially offset by payments and settlements.

The expected termination and settlement of the Vishay Retirement Plan in December will result in significant non-cash pre-tax charges and tax-related effects which could result in a significant change in the effective tax rate for the year.  We cannot make a reliable estimate of these items as of the end of the third fiscal quarter of 2016, given numerous uncertainties regarding the final settlement amount.

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

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 19 years, and "free cash" in excess of $80 million in each of the past 14 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended October 1, 2016.  Despite a slow start in terms of free cash generation and also partly due to the unusual pension contributions, we expect to generate free cash in 2016 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan.  We have repurchased 1,309,855 shares of stock for $17.0 million since the inception of the plan.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At October 1, 2016 and December 31, 2015, $149 million and $190 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at October 1, 2016.  Our interest expense coverage ratio and leverage ratio were 12.02 to 1 and 2.01 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $190 million at December 31, 2015. We borrowed $262 million and repaid $303 million on our credit facility during the nine fiscal months ended October 1, 2016.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $196.2 million and the highest amount outstanding on our credit facility at a month end was $244 million during the nine fiscal months ended October 1, 2016.

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

As of October 1, 2016, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

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

The interest rates on our short-term investments average 0.44% and are approximately 14 basis points higher than interest rates on our cash accounts.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at October 1, 2016 and December 31, 2015 (in thousands):

	October 1, 2016	December 31, 2015

Credit facility	$149,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040*	107,563	106,011
Convertible senior debentures, due 2041*	55,157	54,424
Convertible senior debentures, due 2042*	61,072	60,320
Deferred financing costs	(11,325)	(12,659)
Total debt	361,467	436,738

Cash and cash equivalents	511,587	475,507
Short-term investments	608,314	619,040

Net cash and short-term investments (debt)	$758,434	$657,809

*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the debentures, net of the unamortized discount and the associated embedded derivative liability.

"Net cash and short-term investments (debt)" does not have a uniform definition and is not recognized in accordance with GAAP. This measure should not be viewed as an alternative to GAAP measures of performance or liquidity. However, management believes that an analysis of "net cash and short-term investments (debt)" assists investors in understanding aspects of our cash and debt management. The measure, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Our financial condition as of October 1, 2016 continued to be strong, with a current ratio (current assets to current liabilities) of 4.1 to 1, unchanged from December 31, 2015.  Increases in accounts receivable and cash and cash equivalents were offset by a decrease in inventory and an increase in accrued payroll and related expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.21 to 1 at October 1, 2016 as compared to a ratio of 0.27 to 1 at December 31, 2015.  The decrease in the ratio is primarily due to the repurchase of exchangeable notes and credit facility repayments.

Cash flows provided by operating activities were $212.6 million for the nine fiscal months ended October 1, 2016, as compared to cash flows provided by operations of $153.6 million for the nine fiscal months ended October 3, 2015.  The improvement in operating cash flows reflect an increase in net earnings and favorable working capital fluctuations.  Cash flows provided by operating activities for the nine fiscal months ended October 1, 2016 were negatively impacted by $17.0 million of cash contributions to our Taiwanese pension plans.

Cash paid for property and equipment for the nine fiscal months ended October 1, 2016 was $81.3 million, as compared to $86.8 million for the nine fiscal months ended October 3, 2015. We expect capital spending of approximately $135 million in 2016.

Cash paid for dividends to our common and Class B common stockholders totalled $27.6 million and $26.6 million for the nine fiscal months ended October 1, 2016 and October 3, 2015, respectively.  We expect dividend payments in 2016 to total approximately $36.8 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 2, 2016	$9,231	March
Three fiscal months ended July 2, 2016	9,209	June
Three fiscal months ended October 1, 2016	9,163	September

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016 and Item I of Part II of our quarterly report on Form 10-Q for the quarter ended July 2, 2016, filed with the SEC on August 2, 2016, describe certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

On October 13, 2016, a Vishay subsidiary in Taiwan received a notice from the Taiwan Environmental Protection Bureau ("EPB") regarding its findings related to the facility's wastewater management systems.  Vishay was fined approximately $641,000.  The Company believes it has successfully remediated the issue, though it remains subject to ongoing monitoring and testing by the EPB.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 17, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan. The following table provides information about repurchases of the Company's common stock during the three-month period ended October 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commisson)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 3 - July 30	294,672	$12.48	294,672	$3,677,787	$90,199,043
July 31 - August 27	250,721	$13.79	250,721	$3,457,664	$86,741,379
August 28 - October 1	268,893	$13.84	268,893	$3,722,096	$83,019,283
Total	814,286	$13.33	814,286	$10,857,547	$83,019,283

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  November 7, 2016