Form 10-K
period 2016-12-31
VISHAY INTERTECHNOLOGY INC
filed 2017-02-17
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($12.34 on July 2, 2016), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,674,000,000. There is no non-voting stock outstanding.

As of February 15, 2016, registrant had 133,946,330 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2016, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2016

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

	Years Ended December 31,
	2016	2015	2014

Asia	41%	40%	39%
Europe	35%	34%	37%
Americas	24%	26%	24%

The share of net revenues by end market was as follows:

	Years Ended December 31,
	2016	2015	2014

Industrial	34%	35%	34%
Automotive	28%	26%	24%
Telecommunications	8%	10%	10%
Computing	7%	8%	9%
Consumer Products	7%	7%	9%
Power Supplies	6%	5%	5%
Military and Aerospace	6%	5%	5%
Medical	4%	4%	4%

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world's largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions.  We have often targeted high margin niche business acquisitions.  We also target strategic acquisitions of businesses with technology and engineering capabilities that we can use to grow our business.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash" (see "Overview" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 20 years and "free cash" in excess of $80 million in each of the past 15 years. We expect the benefits of our restructuring and other cost cutting measures (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2016, our cash and short-term investment balance exceeded our debt balance by $741.4 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through December 10, 2020, of which $490.1 million was available as of December 31, 2016.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We plan to continue to use our research and development ("R&D"), engineering, and product marketing resources to continually roll out new and innovative products.  As part of our plan to foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff, and increased our technical field sales force in Asia to increase opportunities to design-in our products in local markets.  Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment
MOSFETs	Film Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Metal Film Resistors
• Medium-Voltage Power MOSFETs	• Thin Film Resistors
• High-Voltage Planar MOSFETs	• Thick Film Resistors
• High-Voltage Super Junction MOSFETs	• Power Thick Film Resistors
• Automotive-Grade MOSFETs	• Metal Oxide Film Resistors
ICs	• Carbon Film Resistors
• VRPower® DrMOS Integrated Power Stages	Wirewound Resistors
• Power Management and Power Control ICs	• Vitreous, Cemented, and Housed Resistors
• Smart Load Switches	• Braking and Neutral Grounding Resistors
• Analog Switches and Multiplexers	• Custom Load Banks
Power Metal Strip® Resistors
Diodes Segment	Battery Management Shunts
Rectifiers	Crowbar and Steel Blade Resistors
• Schottky Rectifiers	Thermo Fuses
• Ultra-Fast Recovery Rectifiers	Chip Fuses
• Standard and Fast Recovery Rectifiers	Pyrotechnic Initiators / Igniters
• High-Power Rectifiers/Diodes	Variable Resistors
• Bridge Rectifiers	• Cermet Variable Resistors
Small-Signal Diodes	• Wirewound Variable Resistors
• Schottky and Switching Diodes	• Conductive Plastic Variable Resistors
• Zener Diodes	• Contactless Potentiometers
• RF PIN Diodes	• Hall Effect Position Sensors
Protection Diodes	• Precision Magnetic Encoders
• TVS TransZorb® and PAR® (uni-directional, bi-directional)	Networks/Arrays
• ESD Protection Diodes (including arrays)	Non-Linear Resistors
Thyristors/SCR	• NTC Thermistors
• Phase-Control Thyristors	• PTC Thermistors
• Fast Thyristors	• Thin Film RTDs
IGBTs	• Varistors
• Field Stop Trench	Magnetics
• Punch Through Trench	• Inductors
Power Modules	• Wireless Charging Coils
• Input Modules (diodes and thyristors)	• Planar Devices
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	• Transformers
• Custom Modules	• Custom Magnetics
Connectors
Optoelectronic Components Segment
Infrared Emitters and Detectors	Capacitors Segment
Optical Sensors	Tantalum Capacitors
• Proximity	• Molded Chip Tantalum Capacitors
• Ambient Light	• Molded Chip Polymer Tantalum Capacitors
• Light Index (RGBW, UV, IR)	• Tantalum MAP Capacitors
• Humidity	• Polymer Tantalum MAP Capacitors
• Quadrant Sensors	• Coated Chip Tantalum Capacitors
• Transmissive	• Solid Through-Hole Tantalum Capacitors
• Reflective	• Wet Tantalum Capacitors
Infrared Remote Control Receivers	Ceramic Capacitors
Optocouplers	• Multilayer Chip Capacitors
• Phototransistor, Photodarlington	• Disc Capacitors
• Linear	• Multilayer Chip RF Capacitors
• Phototriac	• Chip Antennas
• High Speed	• Thin Film Capacitors
• IGBT and MOSFET Driver	Film Capacitors
Solid-State Relays	Power Capacitors
LEDs and 7-Segment Displays	Heavy-Current Capacitors
Infrared Data Transceiver Modules	Aluminum Electrolytic Capacitors
Custom Products	ENYCAPTM Energy Storage Capacitors

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

Semiconductors

Our semiconductor products include metal oxide semiconductor field-effect transistors ("MOSFETs"), Diodes, and Optoelectronic Components. Semiconductors are typically used to perform functions such as switching, amplifying, rectifying, routing, or transmitting electrical signals, power conversion, and power management.

MOSFETs Segment

MOSFETs function as solid state switches to control power.  Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs applications include mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.

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

Optoelectronic Components Segment

Optoelectronic components emit light, detect light, or do both.  Our Optoelectronic Components business has a strong market presence in both the commodity and non-commodity markets.  Our broad range of standard and customer specific optoelectronic components includes infrared ("IR") emitters and detectors, IR remote control receivers, optocouplers, solid-state relays, optical sensors, light-emitting diodes ("LEDs"), 7-segment displays, and IR data transceiver modules (IrDA®). Our IR remote control receivers are designed for use in infrared remote control, data transmission, and light barrier applications in end products including televisions, set-top boxes, notebook computers, and audio systems. We are the leading manufacturer of IR remote control receivers. Our optocouplers electrically isolate input and output signals. Uses include switch-mode power supplies, consumer electronics, telecommunications equipment, solar inverters, and industrial systems. Our IR data transceiver modules are used for short range, two-way, high-speed, and secure wireless data transfer between electronic devices such as home medical appliances, mobile phones, industrial data loggers, and metering. Our optical sensors product line was considerably strengthened by our acquisition of Capella in 2014.  Our optical sensors products include ambient light sensors, optical encoders, integrated photodiode and I/V amplifiers, proximity sensors, color sensors, and UV sensors.  Applications include telecommunications, mobile phones, smartphone, handheld devices, digital cameras, laptops, desktop computers, LED backlighting, office automation equipment, household electrical appliance and automotive electronics.  Our LEDs are designed for backlighting and illumination in automotive and other applications. Our LEDs include ultra-bright as well as small surface-mount packages, with products available in all standard colors including white.

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

Resistors vary widely in precision and cost, and are manufactured from numerous materials and in many forms.  Linear resistive components are classified as variable or fixed, depending on whether or not their resistance is adjustable. Non-linear resistors function by varying in resistance under influence of temperature (thermistors) or voltage (varistors). They can be used in temperature-measuring applications or as current or voltage-limiting devices. We manufacture virtually all types of fixed resistors, both in discrete and network forms, as well as many variable types.

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

Capacitors Segment

Capacitors store energy and discharge it when needed.  Our Capacitors business consists of a broad range of reliable, high-quality products. We have a strong presence worldwide in specialty markets based on our product performance and reliability and strong brand recognition (including our Sprague, Vitramon, Roederstein, BCcomponents, and ESTA brands). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products. We do not aim to be the volume leader in commodity markets. Capacitors are used in almost all electronic circuits. They store energy and discharge it when needed. Important applications for capacitors include electronic filtering for linear and switching power supplies; decoupling and bypass of electronic signals for integrated circuits and circuit boards; and frequency control, timing and conditioning of electronic signals for a broad range of applications.

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

In the United States, our manufacturing facilities are located in California, Minnesota, Nebraska, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People's Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel. We also have manufacturing facilities in Austria, Dominican Republic, Japan, Hungary, Italy, Mexico, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. The distribution of sales by customer type for 2016 is shown below:

Distributors	55%
OEMs	37%
EMS companies	8%

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

Recently there has been a considerable amount of consolidation acitivity in the electronic component industry, some of which involved our primary competitors.  We view the industry consolidation as an opportunity for us to gain business as an independent second-source supplier.

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

Employees

As of December 31, 2016, we employed approximately 22,100 full time employees, of whom approximately 91% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union. Our relationship with our employees is generally good. However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  In 2013 and 2015, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The programs primarily focus on enhancing the competitiveness of our MOSFETs segment, reducing selling, general, and administrative expenses company-wide, and improving the performance of certain product lines within our Capacitors and Resistors & Inductors segments.  In 2016, we announced an extension of the 2013 MOSFETs Enhanced Competitiveness Program.  We incur accelerated depreciation expenses related to assets that will no longer be used after the associated restructuring programs are implemented.  The expenses associated with the programs have been and will continue to be recorded as they become recognizable under GAAP.  Complete implementation of all of the programs is expected to occur before the end of 2017.

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

Our 2014 acquisition of Capella Microsystems (Taiwan) Inc. is unique compared to our past acquisitions.  Most of our previous acquisitions were established businesses with substantial tangible assets.  As a fabless design business, most of the assets acquired in the Capella transaction were intangible.  The Capella business has not performed as expected.  As a result, it was determined in 2015 that the depreciable and amortizable long-lived assets of Capella were not recoverable, and we recorded impairment charges of $57.6 million in  2015 to write-down the related assets to their fair value.  If the acquired business continues to not perform as expected, we may be required to record further impairment charges related to those intangible assets, with limited ability to monetize any of those assets.  There are significant risks specific to the acquired business that could result in it continuing to not perform as expected.

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

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility bears interest at variable rates based on LIBOR. A significant increase in LIBOR would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash and short-term investment balances, which are currently greater than our debt balances. However, there can be no assurance that the interest rate earned on cash and short-term investments will move in tandem with the interest rate paid on our variable rate debt.

Our debt levels have increased and may continue to increase, which could adversely affect the perception in the financial markets of our financial condition.

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $357 million as of December 31, 2016, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

We have substantial operations outside the United States, and approximately 76% of our revenues during 2016 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 46 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2016, $1,084.5 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.  Except as described in Note 5 to our consolidated financial statements, earnings generated by foreign subsidiaries are expected to be reinvested outside of the United States indefinitely.  If additional cash is needed to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign jurisdictions.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2016, the holders of Class B common stock held approximately 47.5% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.5% of our Class B common stock and 42.6% of the total voting power of our capital stock as of December 31, 2016.

We have a staggered board of directors which could make a takeover of Vishay difficult.

Along with the voting power of the Class B common stock, our staggered board of directors might discourage, delay, or prevent a change in control of our company by a third party and could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Also, as a consequence of our staggered board, directors may not be removed without cause, even though a majority of stockholders may wish to do so.

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

Our outstanding convertible debentures may impact the trading price of our common stock.

We believe that many investors in, and potential purchasers of, convertible debt instruments employ, or seek to employ, a convertible arbitrage strategy with respect to these instruments. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible instrument and dynamically adjusting their short position while they hold the instrument. The implementation of this strategy by investors in our convertible debentures, as well as related market regulatory actions, could have a significant impact on the trading prices of our common stock, and the trading prices and liquidity of our convertible debentures. The price of our common stock and our convertible debentures could also be affected by possible sales of our common stock by investors who view our convertible debentures as more attractive means of equity participation in us.

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

At December 31, 2016, our business had 49 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Since August 2015, the Company has been named as a defendant in a purported antitrust class action complaint in Canada alleging restraints of trade in resistors by the Company and other unaffiliated manufacturers, and seeking injunctive relief and unspecified joint and several treble damages. The Company intends to defend vigorously against the complaint.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 17, 2017:

Name	Age	Positions Held
Marc Zandman*	55	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	67	Chief Executive Officer, President, and Director
Lori Lipcaman	59	Executive Vice President and Chief Financial Officer
Johan Vandoorn	59	Executive Vice President and Chief Technical Officer
David Valletta	56	Executive Vice President Worldwide Sales
Joel Smejkal	50	Executive Vice President and Business Head Passive Components
Clarence Tse	58	Executive Vice President and Business Head Semiconductors
Werner Gebhardt	58	Executive Vice President Global Human Resources

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

Joel Smejkal was appointed Executive Vice President and Business Head Passive Components effective January 1, 2017.  Mr. Smejkal has held various positions of increasing responsibility since joining Vishay in 1990 including Senior Vice President Global Distribution Sales (2012 - 2016).  Mr. Smejkal's experience with Vishay includes worldwide and divisional leadership roles in engineering, marketing, operations and sales.  He was a product developer of 18 U.S. Patents for the Power Metal Strip® resistor technology and brings significant business development, marketing and sales experience.

Clarence Tse was appointed Executive Vice President and Business Head Semiconductors effective January 1, 2017.  Mr. Tse has held various positions of increasing responsibility since Vishay's acquisition of Siliconix/Telefunken in 1998, including Senior Vice President, Diodes Division (2008 - 2016), Senior Vice President, Power Diodes Division (2002 - 2008) and Vice President, Finance and Administration Asia (1998 - 2001). Mr. Tse was first hired by Siliconix in 1985.

Werner Gebhardt was appointed Executive Vice President Global Human Resources effective January 1, 2017.  Mr. Gebhardt has held various positions of increasing responsibility since Vishay's acquisition of Draloric Electronic GmbH ("Draloric") in 1987, including Sr. Vice President Global Human Resources (2011 - 2014) and Administrative President Europe (2006 - 2011). Mr. Gebhardt's experience with Vishay includes leadership roles in Administration and Human Resources. Mr. Gebhardt had been employed by Draloric since 1975.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 15, 2017. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

In 2014, the Company's Board of Directors instituted a quarterly cash dividend program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.0625 per share of common stock and Class B common stock were paid in each fiscal quarter of 2016 and cash dividends of $0.0600 per share of common stock and Class B common stock were paid in each fiscal quarter of 2015.  We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends remains subject to authorization of our Board of Directors.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock and the quarterly cash dividends declared.

	Common stock price range				Dividends declared
	2016		2015		per share
	High	Low	High	Low	2016	2015

Fourth quarter	$16.75	$13.66	$12.32	$9.83	$0.0625	$0.0600
Third quarter	$14.28	$11.68	$12.03	$9.22	$0.0625	$0.0600
Second quarter	$13.51	$11.53	$13.95	$11.59	$0.0625	$0.0600
First quarter	$12.78	$9.96	$14.61	$12.68	$0.0625	$0.0600

At February 15, 2017, we had outstanding 12,129,227 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.5% of our Class B common stock and 42.6% of the total voting power of our capital stock.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan. The following table provides information about repurchases of the Company's common stock during the three-month period ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commisson)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 2 - October 29	334,323	$13.96	334,323	$4,666,313	$78,352,970
October 30 - November 26	108,276	$13.96	108,276	$1,511,525	$76,841,445
November 27 - December 31	-	$-	-	$-	$76,841,445
Total	442,599	$13.96	442,599	$6,177,838	$76,841,445

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and the Philadelphia Semiconductor Index.  The line graph assumes that $100 had been invested at December 31, 2011 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2011	2012	2013	2014	2015	2016

Vishay Intertechnology, Inc.	100	118.24	147.50	159.96	139.04	190.40
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P MidCap 400 Index	100	117.88	157.37	172.74	168.98	204.03
Philadelphia Semiconductor Index	100	107.21	152.06	198.61	195.45	272.30

## Comparison of Cumulative Five Year Total Return

$300
$200
$100
$0
2011
2012
2013
2014
2015
2016
Vishay Intertechnology, Inc.
S&P 500 Index
S&P MidCap 400 Index
Philadelphia Semiconductor Index

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2016, 2015, 2014, 2013, and 2012. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)

Statement of Operations Data:
Net revenues	$2,323,431	$2,300,488	$2,493,282	$2,370,979	$2,230,097
Costs of products sold	1,753,648	1,758,268	1,881,990	1,803,719	1,703,424
Gross profit	569,783	542,220	611,292	567,260	526,673

Selling, general, and administrative expenses	367,987	362,226	385,696	368,542	349,625
Restructuring and severance costs	19,199	19,215	20,897	2,814	-
Impairment of intangible assets	1,559	57,600	-	-	-
Impairment of goodwill	-	5,380	-	-	-
U.S. pension settlement charges	79,321	-	15,588	-	-
Executive compensation charges (credit)	-	-	-	(1,778)	-
Gain on sale of property	-	-	-	-	(12,153)
Operating income	101,717	97,799	189,111	197,682	189,201

Other income (expense)
Interest expense	(25,623)	(25,685)	(24,457)	(23,130)	(22,604)
Other	4,716	7,976	2,489	1,853	3,440
Gain on early extinguishment of debt	4,597	-	-	-	-
Gain (loss) related to Tianjin explosion	8,809	(5,350)	-	-	-
Total other income (expense)	(7,501)	(23,059)	(21,968)	(21,277)	(19,164)

Income before taxes and noncontrolling interest	94,216	74,740	167,143	176,405	170,037
Income taxes	44,843	182,473	49,300	52,636	46,506
Net earnings (loss)	49,373	(107,733)	117,843	123,769	123,531
Noncontrolling interest	581	781	214	789	793
Net earnings (loss) attributable to Vishay stockholders	$48,792	$(108,514)	$117,629	$122,980	$122,738

Basic earnings (loss) per share attributable to Vishay stockholders:	$0.33	$(0.73)	$0.80	$0.85	$0.82

Diluted earnings (loss) per share attributable to Vishay stockholders:	$0.32	$(0.73)	$0.77	$0.81	$0.79

Weighted average shares outstanding – basic	147,152	147,700	147,567	144,963	149,117
Weighted average shares outstanding – diluted	150,697	147,700	153,716	151,417	155,844

Cash dividends per share	$0.25	$0.24	$0.24	$-	$-

Balance Sheet Data:
Total assets	$3,077,801	$3,152,986	$3,274,151	$3,224,455	$3,006,263
Long-term debt, less current portion	357,023	436,738	444,055	352,227	382,917
Working capital	1,407,622	1,429,768	1,461,686	1,510,032	1,354,797
Total Vishay stockholders' equity	1,565,517	1,622,476	1,825,366	1,872,756	1,623,328
_________________________________________________________

(1) Includes $19,199,000 of restructuring and severance costs, $79,321,000 of non-cash pension settlement charges, $1,559,000 of intangible asset impairment charges, a $4,597,000 gain on early extinguishment of debt, a $8,809,000 gain on the settlement of insurance claims related to the Tianjin explosion, $34,853,000 tax expense from accumulated other comprehensive income as a result of the pension settlement, $8,704,000 tax benefit due to the effects of changes in uncertain tax positions, and $3,553,000 tax benefits related to the planned repatriation of foreign earnings to the United States.  These items, net of their tax consequences, had a negative $0.53 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
(2) Includes $19,215,000 of restructuring and severance costs, $57,600,000 of intangible asset impairment charges, $5,380,000 of goodwill impairment charges, a loss of $5,350,000 related to the Tianjin explosion, a $163,954,000 tax expense related to the planned repatriation of foreign earnings to the United States, a $8,888,000 tax benefit due to the effects of changes in valuation allowances, and a $2,629,000 tax benefit due to the effects of changes in uncertain tax positions.  These items, net of their tax consequences, had a negative $1.45 effect on earnings (loss) per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
(3) Includes the results of Holy Stone Polytech, from June 11, 2014, and the results of Capella from September 1, 2014, including the noncontrolling interest for the period before full control was obtained.  Also includes $20,897,000 of restructuring and severance costs, $15,588,000 of U.S. pension plan non-cash settlement charges, a $25,706,000 tax expense related to a planned repatriation of foreign earnings to the United States, a $25,706,000 tax benefit due to the effects of changes in uncertain tax positions, and a $1,228,000 one-time tax benefit related to tax law changes.  These items, net of their tax consequences, had a negative $0.15 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.
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

Management believes that stating the impact on net earnings of items such as goodwill and intangible assets impairment charges, restructuring and severance costs, material pension settlement charges, executive compensation charges (credits), material gains and losses on sales of property, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  Although we have no current plans, we will continue to evaluate attractive stock repurchase opportunities.  On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at the Company's direction in accordance with the plan.  The Company repurchased 1,752,454 shares of stock for $23.2 million since the inception of the plan.  We will continue to evaluate attractive stock repurchase opportunities.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense of $164.0 million, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.  We repatriated $46 million to the U.S. in 2016 pursuant to this plan.

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

We recorded non-cash intangible asset impairment charges of $1.6 million and $57.6 million in 2016 and 2015, respectively, and a non-cash goodwill impairment charge of $5.4 million in 2015.  The goodwill and intangible assets impairment tests are more fully described in Note 3 to the consolidated financial statements.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.   We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.   As more fully described in Note 8 to the consolidated financial statements, we recorded a loss of $5.4 million related to this incident in 2015.   The temporary shutdown adversely impacted revenues and margins of our Diodes segment (and total Vishay) for the year ended December 31, 2015.  We received insurance payments totaling $13.4 million and recognized a gain of $8.8 million related to this incident and the insurance proceeds received in 2016.

In December 2016, we completed the termination and settlement of our qualified U.S. pension plan.  The settlement resulted in a non-cash pre-tax charge of $79.3 million to recognize the unrecognized actuarial items related to the pension plan recorded in accumulated other comprehensive income.  The pension plan termination and settlement is more fully described in Note 11 to the consolidated financial statements.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  Net revenues in the fourth fiscal quarter of 2016 decreased versus the prior fiscal quarter, but increased versus the prior year quarter. Net revenues for 2016 increased versus 2015 and operating results improved.  Continued strong orders resulted in an increase in many key financial metrics compared to the prior quarter and the fourth fiscal quarter of 2015.

Net revenues for the year ended December 31, 2016 were $2.323 billion, compared to net revenues of $2.300 billion and $2.493 billion for the years ended December 31, 2015 and 2014, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2016 were $48.8 million, or $0.32 per diluted share, compared to net loss attributable to Vishay stockholders of $108.5 million, or $0.73 per share for the year ended December 31, 2015, and net earnings attributable to Vishay stockholders of $117.6 million, or $0.77 per diluted share, for the year ended December 31, 2014.

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

Net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2016, 2015, and 2014 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2016	2015	2014

GAAP net earnings (loss) attributable to Vishay stockholders	$48,792	$(108,514)	$117,629

Reconciling items affecting operating margin:
Restructuring and severance costs	$19,199	$19,215	$20,897
Impairment of intangible assets	1,559	57,600	-
Impairment of goodwill	-	5,380	-
U.S. pension settlement charges	79,321	-	15,588

Reconciling items affecting other income (expense):
Gain on early extinguishment of debt	$(4,597)	$-	$-
Loss (gain) related to Tianjin explosion	(8,809)	5,350	-

Reconciling items affecting tax expense (benefit):
Effects of cash repatriation program	$(3,553)	$163,954	$25,706
Additional tax expense from AOCI - pension plans	34,853	-	-
Effects of tax law changes	-	-	(1,228)
Effects of changes in valuation allowances	-	(8,888)	-
Effects of changes in uncertain tax positions	(8,704)	(2,629)	(25,706)
Tax effects of pre-tax items above	(29,901)	(22,468)	(11,618)

Adjusted net earnings	$128,160	$109,000	$141,268

Adjusted weighted average diluted shares outstanding	150,697	151,329	153,716

Adjusted earnings per diluted share *	$0.85	$0.72	$0.92

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.

	Years ended December 31,
	2016	2015	2014
Net cash provided by continuing operating activities	$295,967	$245,331	$297,037
Proceeds from sale of property and equipment	5,701	2,049	2,889
Less: Capital expenditures	(134,635)	(147,142)	(156,974)
Free cash	$167,033	$100,238	$142,952

Our results for 2016 represent the effects of a strong business environment, sustained high order volume, our cost reduction programs, and our growth initiatives.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the negative foreign currency impact on revenues was substantially offset by the positive impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.  Our results for 2015 represent the effects of a weaker business environment in several of our customer end markets versus 2014.  Our revenue results for the year ended December 31, 2015 were negatively affected by foreign currency effects, especially from the euro, and the temporary shutdown of our diodes manufacturing facility in Tianjin, China.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2015 through the fourth fiscal quarter of 2016 (dollars in thousands):

	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016

Net revenues	$555,928	$570,606	$590,051	$591,955	$570,819

Gross profit margin	22.6%	24.1%	24.8%	26.0%	23.2%

Operating margin (1)	5.4%	7.1%	8.4%	9.7%	-8.0%

End-of-period backlog	$514,500	$571,600	$579,800	$608,100	$653,400

Book-to-bill ratio	0.97	1.08	1.02	1.04	1.11

Inventory turnover	3.90	4.00	4.20	4.20	4.40

Change in ASP vs. prior quarter	-0.7%	-1.2%	-0.7%	-0.9%	-1.2%
_______________
(1) Operating margin for the fourth fiscal quarter of 2015 and the first, second, third, and fourth fiscal quarters of 2016 includes $9.8 million, $6.5 million, $4.5 million, $1.2 million and $7.1 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements). Operating margin for the fourth fiscal quarter of 2016 includes $79.3 million of pension settlement charges (see Note 11 to our consolidated financial statements).  Operating margin for the third fiscal quarter of 2016 includes $1.6 million of intangible asset impairment charges (see Note 3 to our consolidated financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues for the fourth fiscal quarter of 2016 decreased versus the third fiscal quarter of 2016, partially due to currency effects.  Order levels recovered in 2016 and sustained a high level throughout the year.  The continued strong order level increased the backlog and book-to-bill ratio.  Our average selling prices continue to decline primarily due to our commodity semiconductor products and the effects of growing our Resistors & Inductors business in Asia.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the fourth fiscal quarter of 2015.  The fluctuations are primarily volume-driven with decreasing average selling prices burdening each period.  Gross profit margins for the periods prior to the second fiscal quarter of 2016 were negatively impacted by additional depreciation associated with our MOSFETs cost reduction program.

The book-to-bill ratio increased to 1.11 in the fourth fiscal quarter of 2016 from 1.04 in the third fiscal quarter of 2016. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.16 and 1.04, respectively, versus ratios of 1.10 and 0.98, respectively, during the third fiscal quarter of 2016.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2015 through the fourth fiscal quarter of 2016 (dollars in thousands):

	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016

MOSFETs
Net revenues	$104,119	$100,933	$102,219	$101,687	$101,497

Book-to-bill ratio	0.90	1.14	0.94	1.03	1.14

Gross profit margin	12.8%	12.5%	11.6%	16.2%	17.0%

Segment operating margin	4.7%	2.6%	2.5%	7.4%	9.4%

Diodes
Net revenues	$134,776	$135,384	$142,118	$141,127	$135,291

Book-to-bill ratio	0.97	1.05	1.02	1.06	1.22

Gross profit margin	22.8%	24.1%	26.2%	25.8%	21.1%

Segment operating margin	18.7%	19.7%	22.2%	22.6%	17.7%

Optoelectronic Components
Net revenues	$67,943	$62,775	$68,059	$72,801	$68,491

Book-to-bill ratio	0.91	1.09	1.15	0.98	0.99

Gross profit margin	28.2%	30.6%	31.8%	33.3%	32.1%

Segment operating margin	21.3%	21.8%	23.3%	27.9%	25.9%

Resistors & Inductors
Net revenues	$166,664	$183,494	$192,799	$192,041	$185,503

Book-to-bill ratio	1.03	1.10	1.02	0.99	1.08

Gross profit margin	27.8%	30.4%	29.7%	30.6%	27.5%

Segment operating margin	23.0%	25.6%	25.2%	27.0%	23.7%

Capacitors
Net revenues	$82,426	$88,020	$84,856	$84,299	$80,037

Book-to-bill ratio	0.99	1.01	1.03	1.20	1.03

Gross profit margin	19.3%	19.4%	21.3%	21.3%	17.1%

Segment operating margin	13.2%	12.8%	14.9%	15.7%	11.5%
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

2016 Activities

In the fourth fiscal quarter of 2015, we deposited the $6.8 million purchase price of Sonntag Electronic GmbH ("Sonntag").  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.

2015 Activities

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

Due to the nature of Capella's business, $74.5 million of the purchase price was allocated to definite-lived intangible assets.  While we still expect that the addition of Capella will, in the mid- and long-term, add considerable value through the creation of an in-house design capability, the business has not performed as expected in its traditional end-market of smart phones.  Accordingly, we recognized intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015 to write-down the acquired Capella assets to their fair value.  See Note 3 to our consolidated financial statements for further information on the impairment charge.

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

We closely monitor variable costs and seek to achieve the contributive margin in our business model.  Over a period of many years, we have generally maintained a contributive margin of between 45% - 47% of revenues.  The erosion of average selling prices, particularly of our semiconductor products, that is typical of our industry, and inflation negatively impact contributive margin and drive us to continually seek ways to reduce our variable costs.  Our variable cost reduction efforts include increasing the efficiency in our production facilities by expending capital for automation, reducing materials costs, materials substitution, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

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

In the fourth fiscal quarter of 2013, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. We recorded $9.3 million of restructuring and severance expenses in 2016 for the expenses that were recognizable under GAAP during the period and $38.5 million of restructuring and severance expenses since these cost reduction programs were implemented.

The programs initiated in 2013 primarily focused on a plan to enhance the competitiveness of our MOSFETs segment and a voluntary separation / early retirement offer to certain employees Company-wide. We also implemented two other smaller cost reduction programs concerning the manufacturing of products within our Diodes segment. The programs in total were designed to lower costs by approximately $36 million per year.

The voluntary separation / early retirement offer was made to employees worldwide who were eligible because they met job classification, age, and/or years-of-service criteria as of October 31, 2013.  The program was substantially completed in 2014.

The total costs associated with the voluntary separation / early retirement program were approximately $13.4 million.  We realized an annual reduction in fixed costs of approximately $10 million, split approximately 35% in manufacturing and 65% in selling, general, and administrative expenses.

Two other smaller cost reduction programs relate to the transfer of production of certain products within our Diodes segment, which were initiated in the third fiscal quarter of 2014.  Both programs are connected to production moves, in order to take advantage of lower labor costs in one program and from the consolidation of manufacturing locations in the other.  We realized annual cost savings of approximately $3 million.

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

The production transfers will be completed in steps by the end of 2017.  We expect to incur cash charges of approximately $4 million to $8 million, primarily related to severance, to implement these steps.  We expect to realize savings of approximately $8 million to $9 million as a result of these initiatives.  We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

The total cash charges for the MOSFETs Enhanced Competitiveness Program are expected to be $23 million to $27 million.

Programs were also initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $9.9 million of restructuring and severance expenses in 2016 for expenses that were recognizable under GAAP during the period and $23.7 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

The programs announced in 2015 are expected to reduce selling, general, and administrative costs by approximately $17 million annually.  These selling, general, and administrative cost reductions were substantially implemented by the end of 2016.  We first solicited volunteers to accept a voluntary separation / early retirement offer.  The voluntary separation benefits varied by country and job classification, but generally offered a cash loyalty bonus.  Additional involuntary terminations were necessary to achieve the cost reduction targets.  We began to realize cost savings as a result of these programs in 2016.

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

Except for the distinct and targeted programs noted above, we do not anticipate any other material restructuring activities in 2017.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

Growth Plan
We are focused on enhancing stockholder value and improving earnings per share by growing our business and opportunistically repurchasing our stock. We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure.  To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  These efforts as well as our broad and innovative product portfolio and strong position in distribution worldwide have us positioned very well in case of a dramatic upturn in the economy.  Our growth plan also targets adding, through acquisitions, $100 million of revenues per year on average. Since 2011, we have acquired the specialty product businesses of Huntington Electric, HiRel Systems, LLC, and MCB Industrie.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella and plan to use the technology and engineering capabilities acquired to further grow our business.  We continue to explore additional acquisition opportunities despite the current economic volatility.

Goodwill

See Notes 1 and 3 to our consolidated financial statements for a description of our goodwill impairment tests.

In light of a sustained decline in market capitalization for Vishay and our peer group companies, and other factors (including the cost reduction programs announced during the third fiscal quarter of 2015 as described above and more fully in Note 4 to our consolidated financial statements), we determined that interim goodwill and indefinite-lived impairment tests were required as of the end of the third fiscal quarter of 2015.  We recorded a goodwill impairment charge of $5.4 million to write-off the goodwill balance of our Capacitors reporting unit as a result of these tests.

We perform our annual goodwill impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of October 3, 2015, the last day of the third fiscal quarter, was effectively the annual impairment test for 2015.  No goodwill impairment was identified as a result of the 2016 annual impairment test.

The recorded impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

We perform our annual indefinite-lived asset impairment test as of the first day of the fiscal fourth quarter. The interim impairment tests performed as of October 1, 2016 and October 3, 2015, the last days of the fiscal third quarters of 2016 and 2015, respectively, were effectively the annual impairment tests for 2016 and 2015.

The recorded impairment charges are non-cash in nature and do not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities on the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity.  The significant strengthening of the U.S. dollar versus the euro in the fourth fiscal quarter of 2016 had significant impacts on our balance sheet.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  On a weighted average basis for the full year 2016 versus 2015, the U.S. dollar was relatively unchanged versus relevant foreign currencies, with the translation of foreign currency revenues and expenses into U.S. dollars having an immaterial impact on reported revenues and expenses versus 2015.  The U.S. dollar in 2016 and 2015 was significantly stronger versus 2014, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus 2014.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2016 have been favorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

See Note 1 to our consolidated financial statements for information regarding recent revenue recognition guidance that has not yet been adopted.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2016, one customer comprised 15.4% of our accounts receivable balance.  This customer comprised 14.6% of our accounts receivable balance as of December 31, 2015.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2016 or December 31, 2015.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly. We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2016, our U.S. plans include various non-qualified plans.  As further described below, our U.S. plan qualified under the Employee Retirement Income Security Act of 1974 ("ERISA") was terminated and settled in 2016.  The table below summarizes information about our pension and other postretirement benefit plans. This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$38,914	$-	$(38,914)	$25,285	$(13,629)	$7,313
German pension plans	167,925	-	(167,925)	3,969	(163,956)	55,572
Taiwanese pension plans	62,762	40,018	(22,744)	-	(22,744)	17,796
Other pension plans	35,740	26,072	(9,668)	-	(9,668)	8,992
OPEB plans	14,272	-	(14,272)	-	(14,272)	(813)
Other retirement obligations	11,497	-	(11,497)	-	(11,497)	-
	$331,110	$66,090	$(265,020)	$29,254	$(235,766)	$88,860

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

During the fourth fiscal quarter of 2008, we adopted amendments to our principal U.S. defined benefit pension plans, such that effective January 1, 2009, the plans were frozen. Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions were required or permitted, and no further benefits accrued after December 31, 2008. Accordingly, net periodic pension cost for U.S. plans no longer include any service cost.

During the third fiscal quarter of 2014, we executed two partial-settlement transactions to reduce the risk associated with our U.S. qualified pension obligations.  These transactions reduced the number of participants the plan is obligated to pay by approximately 1,500 and also resulted in the recognition of non-cash settlement charges aggregating $15.6 million, representing previously unrecognized actuarial items.

In the second fiscal quarter of 2015, we began the process of terminating the Vishay Retirement Plan, our remaining U.S. qualified pension plan.  We completed the termination and settlement of the Vishay Retirement Plan in December 2016.  The termination and settlement required no additional cash contributions.  Excess plan assets will be transferred to a qualified defined contribution retirement plan.  We recognized pre-tax non-cash settlement charges aggregating $79.3 million, representing previously unrecognized actuarial items.

We continue to  seek to de-risk our global pension exposures. Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

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

The cash repatriation program described below is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date.  Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  During 2016, we recognized a $3.6 million tax benefit for periodic remeasurement of the deferred tax liability related to the cash repatriation program.

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

Except as described above, as of December 31, 2016, no provision has been made for U.S. federal and state income taxes of foreign earnings, which are deemed to be reinvested outside the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign taxes and withholding taxes payable to various foreign jurisdictions.

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  In 2014, the U.S. Internal Revenue Service concluded its examination of our U.S. federal tax returns through the 2011 tax year.  The tax returns of principal non-U.S. subsidiaries which are currently under examination include Germany (2009 through 2012), India (2004 through 2013), Israel (2013 through 2014), and Taiwan (2014).  We and our subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

During 2016 and 2014, certain tax examinations were completed and certain statutes of limitations lapsed.  Our tax provisions for the years ended December 31, 2016 and 2014 include tax benefits related to the resolution of these matters.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2016	2015	2014

Costs of products sold	75.5%	76.4%	75.5%
Gross profit	24.5%	23.6%	24.5%
Selling, general, and administrative expenses	15.8%	15.7%	15.5%
Operating income	4.4%	4.3%	7.6%
Income before taxes and noncontrolling interest	4.1%	3.2%	6.7%
Net earnings (loss) attributable to Vishay stockholders	2.1%	(4.7)%	4.7%
________
Effective tax rate	47.6%	244.1%	29.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2016	2015	2014

Net revenues	$2,323,431	$2,300,488	$2,493,282
Change versus prior year	$22,943	$(192,794)
Percentage change versus prior year	1.0%	-7.7%

Changes in net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Change in volume	4.3%	-0.8%
Decrease in average selling prices	-3.1%	-3.0%
Foreign currency effects	0.0%	-5.4%
Acquisitions	0.0%	1.3%
Other	-0.2%	0.2%
Net change	1.0%	-7.7%

We experienced a broad increase in demand for our products in 2016 compared to 2015.  Our 2016 and 2015 net revenue results were negatively impacted by foreign currency effects compared to 2014.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $86.9 million, $83.1 million, and $89.6 million, for the years ended December 31, 2016, 2015, and 2014, respectively, or, as a percentage of gross sales, 3.6%, 3.5%, and 3.5%, respectively. Actual credits issued under the programs for the years ended December 31, 2016, 2015, and 2014 were approximately $85.3 million, $84.0 million, and $87.9 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $0.3 million, $3.3 million, and $4.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.  The decrease is due to the expiration of certain licensing agreements.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2016 were 24.5%, as compared to 23.6% for the year ended December 31, 2015.  The increase is primarily due to higher volume, cost savings from our restructuring programs, and lower metals and materials prices.

Gross profit margins for the year ended December 31, 2015 were 23.6%, as compared to 24.5% for the year ended December 31, 2014.  The decrease was due primarily to lower volume and lower average selling prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net revenues	$406,336	$426,683	$470,537
Change versus comparable prior year period	$(20,347)	$(43,854)
Percentage change versus comparable prior year period	-4.8%	-9.3%

Changes in MOSFETs segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Change in volume	1.3%	-2.4%
Decrease in average selling prices	-6.0%	-5.1%
Foreign currency effects	0.1%	-2.2%
Other	-0.2%	0.4%
Net change	-4.8%	-9.3%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2016	2015	2014

Gross profit margin	14.3%	13.7%	12.7%

The MOSFETs segment experienced another decrease in its revenues in 2016 versus the prior year.  Net revenues were negatively impacted by declining selling prices, with only small offsetting volume increases in 2016 and a volume decrease in 2015.  With the exception of the business with our Asian distributors, we experienced a decrease in net revenues in all other regions and sales channels.  The increase in business with Asian distributors is mostly attributable to our Integrated Circuit ("IC") products.

The gross profit margin of 2016 has been negatively impacted by the recognition of expenses incurred on inventory produced last year due to the restructuring program that was sold this year.  Despite this negative impact and lower average selling prices, the gross profit percentage of 2016 increased slightly versus prior year due to cost reductions from our restructuring program and foreign currency effects. The gross profit margins for 2015 and 2014 were negatively impacted by additional depreciation associated with the MOSFETs cost reduction program.

Typical pricing pressure continues, although slightly accelerating, for our established MOSFETs products.  We have experienced significant declines in average selling prices in both 2016 versus 2015 and 2015 versus 2014.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. The planned production transfers were substantially implemented by the end of the first fiscal quarter of 2016 and began to provide improvement in the third fiscal quarter of 2016.

As a result of a review of financial results and outlook for the MOSFETs segment following the recent completion of production transfers, we have determined to implement further cost reductions.  On November 7, 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

The production transfers will be completed in steps by the end of 2017.  We expect to incur cash charges of approximately $4 to $8 million, primarily related to severance, to implement these steps, and expect to realize annualized cost savings of approximately $8 to $9 million as a result of these new initiatives.  See "Cost Management" above and Note 4 to our consolidated financial statements.

We also determined that an interim indefinite-lived impairment test was required as of the end of the third fiscal quarter of 2016. As a result of that assessment, we recorded an impairment charge of $1.6 million to write-down our Siliconix tradenames to their fair value.  See Note 3 to our consolidated financial statements.

We continue to make capital and R&D investments in this business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net revenues	$553,920	$533,931	$579,288
Change versus comparable prior year period	$19,989	$(45,357)
Percentage change versus comparable prior year period	3.7%	-7.8%

Changes in Diodes segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Change in volume	7.8%	-0.2%
Decrease in average selling prices	-3.6%	-3.5%
Foreign currency effects	0.1%	-4.4%
Other	-0.6%	0.3%
Net change	3.7%	-7.8%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2016	2015	2014

Gross profit margins	24.4%	22.4%	22.8%

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  The temporary shutdown adversely impacted 2015 revenues and margins of our Diodes segment (and total Vishay).

Diodes net revenues for 2016 increased significantly versus the prior year.  The net revenue increases are primarily due to volume increases versus the prior year, which was impacted by the aforementioned temporary shutdown.  The volume increases were partially offset by a moderate decline in average selling prices that is typical for our established Diodes products.  The net revenue increases were predominantly in Asia and Europe.

The gross profit margin increased versus the prior year primarily due to increases in sales volume, the effects of our cost reduction programs, and positive foreign currency exchange rate impact on the Asian cost-of-sales, which were only partially offset by declining average selling prices and general cost inflation.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net revenues	$272,126	$279,553	$258,248
Change versus comparable prior year period	$(7,427)	$21,305
Percentage change versus comparable prior year period	-2.7%	8.2%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Increase in volume	1.3%	6.5%
Decrease in average selling prices	-3.8%	-3.0%
Acquisition	0.0%	11.5%
Foreign currency effects	0.0%	-6.0%
Other	-0.2%	-0.8%
Net change	-2.7%	8.2%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2016	2015	2014

Gross profit margin	32.0%	31.7%	35.3%

The Optoelectronic Components segment net revenues for 2016 decreased slightly versus the prior year. Volume increases, particularly with our European distributors and our American customers, could not fully offset the negative impact of declining average selling prices.

The gross profit margin increased slightly versus prior year despite the decrease in revenues. Cost reductions and favorable foreign currency exchange rate effects were partially offset by lower average selling prices and general cost inflation.

The pricing pressure for our established Optoelectronic Components products increased in 2016.  We experienced a moderate decline in average selling prices in 2016 versus 2015 and a slight decline in 2015 versus 2014.

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

In 2015, we recorded long-lived depreciable and amortizable asset impairment charges of $57.6 million in the Optoelectronic Components segment.  See Note 3 to our consolidated financial statements.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net revenues	$753,837	$707,421	$759,616
Change versus comparable prior year period	$46,416	$(52,195)
Percentage change versus comparable prior year period	6.6%	-6.9%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Increase in volume	8.7%	2.7%
Decrease in average selling prices	-1.9%	-2.2%
Foreign currency effects	-0.1%	-7.2%
Other	-0.1%	-0.2%
Net change	6.6%	-6.9%

Gross profit margins for the Resistors & Inductors segment were as follows:

	Years ended December 31,
	2016	2015	2014

Gross profit margin	29.6%	29.5%	31.7%

Net revenues of the Resistors & Inductors segment increased significantly in 2016 versus the prior year.  All regions contributed to the increase in net revenues, with Asia experiencing the biggest increase due to our growth initiatives in Asia.  Distribution and the industrial and automotive end markets contributed the most to the revenue increase.  Book-to-bill remains high and capital spending projects are underway to meet increased demand.

The gross profit margin of the Resistors & Inductors segment improved slightly over prior year.  The significant cost reduction savings were able to off-set declining selling prices, decreased royalty revenues, and general inflationary effects.

Average selling prices have decreased slightly versus the prior years, consistent with our historical experience.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 4 to our consolidated financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Net revenues	$337,212	$352,900	$425,593
Change versus comparable prior year period	$(15,688)	$(72,693)
Percentage change versus comparable prior year period	-4.4%	-17.1%

Changes in Capacitors segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014

Change attributable to:
Decrease in volume	-4.0%	-10.5%
Decrease in average selling prices	-0.5%	-1.3%
Acquisition	0.0%	0.5%
Foreign currency effects	0.0%	-6.8%
Other	0.1%	1.0%
Net change	-4.4%	-17.1%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2016	2015	2014

Gross profit margin	19.8%	18.9%	20.5%

Net revenues of the Capacitors segment have decreased moderately in 2016 versus the prior year.  All regions experienced a decrease.  The industrial end market was stable, whereas distribution and the automotive end market experienced significant decreases.  Net revenues of the Capacitors segment continues to be negatively affected by the low activity level in the oil and gas industry as well as the discontinuation of government subsidies for renewable energy projects.

The gross profit margin of the Capacitors segment in 2016 has increased versus the prior year mainly due to material price savings and the cost reduction program, which were able to offset the general cost inflation.

Average selling prices decreased slightly versus the prior years.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 4 to our consolidated financial statements.

In 2015, we recorded goodwill impairment charges of $5.4 million in the Capacitors segment.  See Note 3 to our consolidated financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014

Total SG&A expenses	$367,987	$362,226	$385,696
as a percentage of sales	15.8%	15.7%	15.5%

The overall increase in SG&A expenses in 2016 versus 2015 is primarily due to increased R&D expenses, higher environmental remediation costs, and additional compensation costs in general, partially offset by lower amortization expense and our cost reduction programs.  The overall decrease in SG&A expenses in 2015 versus 2014 is primarily attributable to foreign currency exchange rate effects, the benefits of our voluntary separation / early retirement program (see "Cost Management" above), and the non-repetition of additional SG&A expenses incurred in 2014 to close acquisitions, partially offset by SG&A expenses of acquired companies and additional compensation costs in general.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2016	2015	2014

Amortization of intangible assets	$14,842	$21,829	$18,651
Net (gains) losses on sales of assets	(4,054)	(86)	(195)

The acquisitions of Holy Stone Polytech in the second fiscal quarter of 2014 and a controlling interest in Capella in the third fiscal quarter of 2014 increased our amortizable intangible assets balance by $78.2 million.  We recognized indefinite-lived intangible asset impairment charges of $1.6 in the third fiscal quarter of 2016 and amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015.  Additionally, the remaining value of our impaired Siliconix tradenames, which were previously considered indefinite-lived, will be amortized over their remaining useful life of 10 years.  See Note 3 to our consolidated financial statements.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses. See Note 4 to our consolidated financial statements and "Cost Management" above.

Other Income (Expense)

2016 Compared to 2015

Interest expense for the year ended December 31, 2016 increased by $0.1 million versus the year ended December 31, 2015.  The increase is primarily due to higher average outstanding balances on our revolving credit facility and increased amortization of the debt discounts associated with our convertible senior debentures, partially offset by decreases in the estimated values of the embedded derivatives associated with our convertible debentures.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2016	2015	Change

Foreign exchange gain (loss)	$292	$3,180	$(2,888)
Interest income	4,264	4,397	(133)
Other	160	399	(239)
	$4,716	$7,976	$(3,260)

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

Income Taxes

For the years ended December 31, 2016, 2015, and 2014, the effective tax rates were 47.6%, 244.1%, and 29.5%, respectively. The effective tax rates are generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions and the release of deferred tax asset valuation allowances.  While our effective tax rate is generally less than the U.S. statutory rate, the effective tax rate for the year ended December 31, 2016 is impacted by the write-off of a deferred tax asset in AOCI related to the U.S. pension plan settlement, and the effective tax rate for the year ended December 31, 2015 is impacted by the tax-effect of the planned cash repatriation described below, and by a write-off of non-deductible goodwill and an impairment charge in a lower tax-rate jurisdiction.

Income tax expense for the years ended December 31, 2016, 2015, and 2014 include certain discrete tax items for the pension plan settlement, repatriation transactions, changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items were $22.6 in 2016, $152.4 million in 2015, and $1.2 million (tax benefit) in 2014.

For the year ended December 31, 2016, the discrete items include $34.9 million of additional tax expense related to the termination and settlement of the Vishay Retirement Plan (see above and Notes 10 and 11 to the consolidated financial statements), $8.7 million (tax benefit) for changes in uncertain tax positions largely related to statute expiration, and $3.6 million tax benefit for periodic remeasurement of the deferred tax liability related to the cash repatriation program described below.  The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date.  Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

For the year ended December 31, 2015, the discrete items included $164.0 million of expense recorded in the fourth fiscal quarter primarily to repatriate $300.0 million of foreign earnings to the United States, following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  It also includes $8.9 million (tax benefit) for changes in valuation allowances and $2.6 million (tax benefit) for changes in uncertain tax positions.

For the year ended December 31, 2014, the discrete items included $25.7 million of expense related to an expected repatriation of cash and profits of non-U.S. subsidiaries to the United States, primarily to repay amounts borrowed on the revolving credit facility to provide future flexibility given the legal entity and the financial structure utilized for the Capella acquisition, a $25.7 million (tax benefit) for changes in uncertain tax positions, and a $1.2 million (tax benefit) recorded in the fourth fiscal quarter due to the enactment of The Tax Increase Prevention Act of 2014 that retroactively extended certain tax benefits from January 1, 2014 to December 31, 2014.

We operate in a global environment with significant operations in various locations outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Part of our strategy has been to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate is generally less than the U.S. statutory tax rate, except in 2016 and 2015 as described above.  Changes in the effective tax rate are usually attributable to changes in the mix of pretax income among our various taxing jurisdictions, except in 2016 and 2015 as described above.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock. We have generated cash flows from operations in excess of $200 million in each of the past 15 years, and cash flows from operations in excess of $100 million in each of the past 22 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 20 years, and "free cash" in excess of $80 million in each of the past 15 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash during the year ended December 31, 2016.  Despite a slow start in terms of free cash generation and also partly due to the unusual pension contributions, we generated free cash in 2016 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan will expire on May 2, 2017.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan.  We have repurchased 1,752,454 shares of stock for $23.2 million since the inception of the plan.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At December 31, 2016 and December 31, 2015, $143 million and $190 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2016.  Our interest expense coverage ratio and leverage ratio were 12.17 to 1 and 1.97 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $190 million at December 31, 2015. We borrowed $378 million and repaid $425 million on our credit facility during the year ended December 31, 2016.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $199.8 million and the highest amount outstanding on our credit facility at a month end was $248 million during the year ended December 31, 2016.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable period in the fourth fiscal quarter of 2016.  Such debentures will remain convertible until April 1, 2017, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility.  Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a non-current liability on the consolidated balance sheets.

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

As of December 31, 2016, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

Our substantially undrawn credit facility provides us with significant liquidity in the United States.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.  We repatriated $46.0 million pursuant to this program in 2016.

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

The interest rates on our short-term investments average 0.4% and are approximately 4 basis points higher than interest rates on our cash accounts.  The interest rates on our short-term investments were negatively impacted by the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015

Credit Facility	$143,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040*	108,120	106,011
Convertible senior debentures, due 2041*	55,442	54,424
Convertible senior debentures, due 2042*	61,341	60,320
Deferred financing costs	(10,880)	(12,659)
Total debt	357,023	436,738

Cash and cash equivalents	471,781	475,507
Short-term investments	626,627	619,040

Net cash and short-term investments (debt)	$741,385	$657,809

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

Our financial condition as of December 31, 2016 continued to be strong, with a current ratio (current assets to current liabilities) of 4.1 to 1, unchanged from December 31, 2015.  The decrease in inventory and increase in trade accounts payable was offset by decreases in accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.23 to 1 at December 31, 2016 as compared to a ratio of 0.27 to 1 at December 31, 2015.  The decrease in the ratio is primarily due to the repurchase of exchangeable notes and credit facility repayments.

Cash flows provided by operating activities were $296.0 million for the year ended December 31, 2016, as compared to cash flows provided by operations of $245.3 million for the year ended December 31, 2015.  The improvement in operating cash flows is primarily due to the increase in net earnings.  Cash flows provided by operating activities for the year ended December 31, 2016 were negatively impacted by $17.0 million of cash contributions to our Taiwanese pension plans and restructuring payments of $33.0 million.

Cash paid for property and equipment for the year ended December 31, 2016 was $134.6 million, as compared to $147.1 million for the year ended December 31, 2015. We expect capital spending of approximately $150 million in 2017.

Cash paid for dividends to our common and Class B common stockholders totalled $36.7 million and $35.4 million for the years ended December 31, 2016 and 2015, respectively.  We expect dividend payments in 2017 to total approximately $36.5 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Cash paid for the purchase and deposits for businesses, net of cash acquired for the year ended December 31, 2015 was $6.8 million.  The amount represents a deposit made in the fourth fiscal quarter of 2015, for the acquisition Sonntag, which was effective January 1, 2016.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2016 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$718,000	$-	$-	$143,000	$575,000
Interest payments on long-term debt	336,547	18,204	36,408	30,849	251,086
Operating and capital leases	66,704	24,851	21,377	9,779	10,697
Letters of credit	6,864	-	-	6,864	-
Expected pension and postretirement plan funding	192,873	17,558	40,020	37,216	98,079
Estimated costs to complete construction in progress	43,383	43,383	-	-	-
Uncertain tax positions	17,595	6,809	-	-	10,786
Purchase commitments	53,796	37,010	16,786	-	-
Other long-term liabilities	50,739	1,800	900	-	48,039
Total contractual cash obligations	$1,486,501	$149,615	$115,491	$227,708	$993,687

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts and capitalized deferred financing costs associated with our convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on December 10, 2020.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debentures due 2040, due 2041, and due 2042.

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $575 million of our outstanding debt instruments are convertible into or exchangeable for common stock.  Also, although we intend to net share settle our convertible senior debentures due 2040, due 2041, and due 2042, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2016, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2016 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations are included in the uncertain tax positions disclosed above, but were not material to us as of December 31, 2016.

Expected pension and postretirement plan funding is based on a projected schedule of benefit payments under the plans.

We maintain long-term foundry arrangements with subcontractors to ensure access to external front-end capacity for our semiconductor products. The purchase commitments in the table above represent the estimated minimum commitments for silicon wafers under these arrangements.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2016.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

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

See also "Commodity Price Risk" included in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for additional related information.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for information about recent accounting pronouncements.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2016, 2015, and 2014 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2016, we had $143.0 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.75%.

Our convertible senior debentures due 2040, due 2041, and due 2042 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2016, we have $471.8 million of cash and cash equivalents and $626.6 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2016, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.3 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We use forward exchange contracts to economically hedge a portion of these exposures.  We entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $100 million as of December 31, 2016.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of contracts is recognized in our consolidated statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2016 and 2015, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2016 and 2015. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $9.1 million and $7.8 million at December 31, 2016 and December 31, 2015, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $5.1 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2016 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

10.11†
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

10.13†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.14†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.15†
Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.16†
Compensation Matters Agreement, dated August 23, 2011, between Vishay Intertechnology, Inc. and Lori Lipcaman. Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.17†
Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.18†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.19†	Compensation Matters Agreement, dated November 11, 2011, between Vishay Intertechnology, Inc. and Dieter Wunderlich. Incorporated by reference to Exhibit 10.30 to our 2011 annual report on Form 10-K.
10.20†
Amendment to Compensation Matters Agreement, dated March 4, 2014, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.21†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.22†
Termination Agreement, dated November 14, 2016, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 16, 2016.

10.23†
Amendment to Executive Officer Restricted Stock Unit Agreement, dated November 14, 2016, between Vishay Intertechnology, Inc. and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed November 16, 2016.

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

10.30†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

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

10.46
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

10.48†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.49†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.50†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
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
February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 17, 2017
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 17, 2017
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 17, 2017
Marc Zandman	the Board of Directors

/s/ Abraham Ludomirski	Director	February 17, 2017
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 17, 2017
Frank D. Maier

/s/ Ronald M. Ruzic	Director	February 17, 2017
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 17, 2017
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 17, 2017
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 17, 2017
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 17, 2017
Ruta Zandman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Vishay Intertechnology, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Intertechnology, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 17, 2017

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.:

We have audited Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Intertechnology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 17, 2017

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$471,781	$475,507

Short-term investments	626,627	619,040

Accounts receivable, net of allowances for doubtful accounts of $1,772 and $1,828, respectively	274,027	272,559

Inventories:
Finished goods	109,075	108,869
Work in process	162,311	201,045
Raw materials	109,859	110,657
Total inventories	381,245	420,571

Prepaid expenses and other current assets	110,792	99,815
Total current assets	1,864,472	1,887,492

Property and equipment, at cost:
Land	89,753	89,593
Buildings and improvements	570,932	562,171
Machinery and equipment	2,283,222	2,380,299
Construction in progress	71,777	79,910
Allowance for depreciation	(2,166,813)	(2,246,677)
Property and equipment, net	848,871	865,296

Goodwill	141,407	138,244

Other intangible assets, net	84,463	103,258

Other assets	138,588	158,696
Total assets	$3,077,801	$3,152,986

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015

Liabilities and equity
Current liabilities:
Notes payable to banks	$3	$4
Trade accounts payable	174,107	157,210
Payroll and related expenses	114,576	113,976
Other accrued expenses	149,131	164,336
Income taxes	19,033	22,198
Total current liabilities	456,850	457,724

Long-term debt, less current portion	357,023	436,738
Deferred income taxes	286,797	305,413
Other liabilities	59,725	60,450
Accrued pension and other postretirement costs	257,789	264,618
Total liabilities	1,418,184	1,524,943

Commitments and contingencies

Redeemable convertible debenutres	88,659	-

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 133,846,801 and 135,460,811 shares outstanding	13,385	13,546
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,129,227 and 12,129,227 shares outstanding	1,213	1,213
Capital in excess of par value	1,952,988	2,058,492
(Accumulated deficit) retained earnings	(307,417)	(319,448)
Accumulated other comprehensive income (loss)	(94,652)	(131,327)
Total Vishay stockholders' equity	1,565,517	1,622,476
Noncontrolling interests	5,441	5,567
Total equity	1,570,958	1,628,043
Total liabilities, temporary equity, and equity	$3,077,801	$3,152,986

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2016	2015	2014

Net revenues	$2,323,431	$2,300,488	$2,493,282
Costs of products sold	1,753,648	1,758,268	1,881,990
Gross profit	569,783	542,220	611,292

Selling, general, and administrative expenses	367,987	362,226	385,696
Restructuring and severance costs	19,199	19,215	20,897
Impairment of intangible assets	1,559	57,600	-
Impairment of goodwill	-	5,380	-
U.S. pension settlement charges	79,321	-	15,588
Operating income	101,717	97,799	189,111

Other income (expense):
Interest expense	(25,623)	(25,685)	(24,457)
Other	4,716	7,976	2,489
Gain on early extinguishment of debt	4,597	-	-
Gain (loss) related to Tianjin explosion	8,809	(5,350)	-
Total other income (expense)	(7,501)	(23,059)	(21,968)

Income before taxes	94,216	74,740	167,143

Income tax expense	44,843	182,473	49,300

Net earnings (loss)	49,373	(107,733)	117,843

Less: net earnings attributable to noncontrolling interests	581	781	214

Net earnings (loss) attributable to Vishay stockholders	$48,792	$(108,514)	$117,629

Basic earnings (loss) per share attributable to Vishay stockholders:	$0.33	$(0.73)	$0.80

Diluted earnings (loss) per share attributable to Vishay stockholders:	$0.32	$(0.73)	$0.77

Weighted average shares outstanding - basic	147,152	147,700	147,567

Weighted average shares outstanding - diluted	150,697	147,700	153,716

Cash dividends per share	$0.25	$0.24	$0.24

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2016	2015	2014

Net earnings (loss)	$49,373	$(107,733)	$117,843

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	71,926	19,338	(25,842)

Foreign currency translation adjustment	(35,863)	(80,106)	(106,295)

Unrealized gain (loss) on available-for-sale securities	612	(1,419)	1,363

Other comprehensive income (loss)	36,675	(62,187)	(130,774)

Comprehensive income (loss)	86,048	(169,920)	(12,931)

Less: comprehensive income attributable to noncontrolling interests	581	781	214

Comprehensive income (loss) attributable to Vishay stockholders	$85,467	$(170,701)	$(13,145)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2016	2015	2014

Operating activities
Net earnings (loss)	$49,373	$(107,733)	$117,843
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	159,363	176,169	179,455
(Gain) loss on disposal of property and equipment	(4,054)	(86)	(195)
Accretion of interest on convertible debentures	4,610	4,264	3,943
Inventory write-offs for obsolescence	22,619	21,384	21,394
Impairment of goodwill and intangible assets	1,559	62,980	-
U.S. pension settlement charges	79,321	-	15,588
Pensions and other postretirement benefits, net of contributions	(3,282)	(3,543)	(16,145)
Gain on early extinguishment of debt	(4,597)	-	-
Deferred income taxes	(2,519)	118,447	15,663
Other	(2,220)	698	(2,269)
Net change in operating assets and liabilities, net of effects of businesses acquired	(4,206)	(27,249)	(38,240)
Net cash provided by operating activities	295,967	245,331	297,037

Investing activities
Capital expenditures	(134,635)	(147,142)	(156,974)
Proceeds from sale of property and equipment	5,701	2,049	2,889
Purchase and deposits for businesses, net of cash acquired	-	(6,750)	(197,986)
Purchase of short-term investments	(555,250)	(486,949)	(495,762)
Maturity of short-term investments	532,601	345,397	485,306
Sale of short-term investments	-	503	13,658
Sale of other investments	-	400	-
Other investing activities	2,942	(4,884)	617
Net cash used in investing activities	(148,641)	(297,376)	(348,252)

Financing activities
Debt issuance costs	-	(3,693)	-
Principal payments on long-term debt and capital leases	(34,044)	-	(11)
Net proceeds (payments) on revolving credit lines	(47,000)	(10,000)	86,000
Common stock repurchases	(23,159)	-	-
Dividends paid to common stockholders	(33,693)	(32,506)	(32,477)
Dividends paid to Class B common stockholders	(3,032)	(2,911)	(2,911)
Net changes in short-term borrowings	(723)	(14)	16
Distributions to noncontrolling interests	(707)	(725)	(547)
Acquisition of noncontrolling interests in Capella	-	-	(21,067)
Proceeds from stock options exercised	356	-	50
Excess tax benefit from RSUs vested	-	21	-
Other financing activites	-	-	(1,324)
Net cash provided by (used in) financing activities	(142,002)	(49,828)	27,729
Effect of exchange rate changes on cash and cash equivalents	(9,050)	(14,792)	(24,690)

Net decrease in cash and cash equivalents	(3,726)	(116,665)	(48,176)

Cash and cash equivalents at beginning of year	475,507	592,172	640,348
Cash and cash equivalents at end of year	$471,781	$475,507	$592,172

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2014	$13,520	$1,213	$2,054,087	$(257,698)	$61,634	$1,872,756	$5,440	$1,878,196
Net earnings	-	-	-	117,629	-	117,629	214	117,843
Other comprehensive income (loss)	-	-	-	-	(130,774)	(130,774)	-	(130,774)
Noncontrolling interest in business acquired	-	-	-	-	-	-	21,895	21,895
Distributions to noncontrolling interests	-	-	-	-	-	-	(547)	(547)
Acquisition of noncontrolling interests	-	-	424	-	-	424	(21,491)	(21,067)
Restricted stock issuances (117,895 shares)	12	-	(384)	-	-	(372)	-	(372)
Dividends declared ($0.24 per share)	-	-	28	(35,416)	-	(35,388)	-	(35,388)
Stock compensation expense	-	-	2,392	-	-	2,392	-	2,392
Stock options exercised (4,337 shares)	-	-	50	-	-	50	-	50
Tax effects of stock plan	-	-	(1,351)	-	-	(1,351)	-	(1,351)
Balance at December 31, 2014	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings (loss)	-	-	-	(108,514)	-	(108,514)	781	(107,733)
Other comprehensive income (loss)	-	-	-	-	(62,187)	(62,187)	-	(62,187)
Distributions to noncontrolling interests	-	-	-	-	-	-	(725)	(725)
Restricted stock issuances (136,498 shares)	14	-	(653)	-	-	(639)	-	(639)
Dividends declared ($0.24 per share)	-	-	32	(35,449)	-	(35,417)	-	(35,417)
Stock compensation expense	-	-	3,846	-	-	3,846	-	3,846
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Net earnings	-	-	-	48,792	-	48,792	581	49,373
Other comprehensive income (loss)	-	-	-	-	36,675	36,675	-	36,675
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,752,454 shares)	(175)	-	(22,984)	-	-	(23,159)	-	(23,159)
Temporary equity reclassification	-	-	(88,659)	-	-	(88,659)	-	(88,659)
Restricted stock issuances (110,825 shares)	11	-	(553)	-	-	(542)	-	(542)
Dividends declared ($0.25 per share)	-	-	36	(36,761)	-	(36,725)	-	(36,725)
Stock compensation expense	-	-	6,380	-	-	6,380	-	6,380
Stock options exercised (27,619 shares)	3	-	353	-	-	356	-	356
Tax effects of stock plan	-	-	(77)	-	-	(77)	-	(77)
Balance at December 31, 2016	$13,385	$1,213	$1,952,988	$(307,417)	$(94,652)	$1,565,517	$5,441	$1,570,958
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

Note 1 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

Royalty revenues, included in net revenues on the consolidated statements of operations, were $259, $3,323, and $4,525 for the years ended December 31, 2016, 2015, and 2014, respectively.  The Company records royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured. Vishay earns royalties at the point of sale of products which incorporate licensed intellectual property. Accordingly, the amount of royalties recognized is determined based on periodic reporting to Vishay by its licensees, and based on judgments and estimates by Vishay management, which management considers reasonable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $66,842, $64,193, and $65,299, for the years ended December 31, 2016, 2015, and 2014, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2016 and 2015, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $61, $(152), and $(424) for the years ended December 31, 2016, 2015, and 2014, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2016 was approximately $43,383. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $144,521, $154,340, and $160,804 for the years ended December 31, 2016, 2015, and 2014, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain of the Company's tradenames were assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes.  See Note 3 for further information on the impairment tests performed in 2016 and 2015.

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

The Company has the option of performing a qualitative assessment of indefinite-lived intangible assets before performing a quantitative impairment test.  Upon determining that an intangible asset classified as indefinite-lived is impaired, the Company reassesses the useful life of the impaired assets and begins to amortize the remaining carrying value over that useful life if it is determined that the asset no longer has an indefinite useful life.  As of December 31, 2016, the Company has no indefinite-lived intangible assets.  See Note 3 for further information.

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

See Note 3 for further information on the impairment tests performed in 2016 and 2015.

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

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2016 and 2015, outstanding derivative instruments were not material.

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

Other financial instruments include cash and cash equivalents, held-to-maturity short-term investments, accounts receivable, and notes payable. The carrying amounts of these financial instruments reported on the consolidated balance sheets approximate their fair values due to the short-term nature of these assets and liabilities.

Stock-Based Compensation

Compensation costs related to stock-based payment transactions are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director is required to provide service in exchange for the award. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  The Company recognizes compensation cost for restricted stock units ("RSUs") that are expected to vest and records cumulative adjustments in the period that the expectation changes.

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

For those subsidiaries where the local currency is the functional currency, assets and liabilities on the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the consolidated results of operations and are reported as a separate component of stockholders' equity. Revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated results of operations.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2016 and 2015 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2016, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance. The captive insurance entity had $5,000 accrued related to the Tianjin explosion at December 31, 2015 (See Note 8), and had no amounts accrued for outstanding claims at December 31, 2016.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $10,211 and $11,627 is included in other noncurrent assets at December 31, 2016 and 2015, respectively, representing required statutory reserves of the captive insurance entity.

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

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively, and to instead recognize measurement-period adjustments during the period in which the acquirer determines the amount, including the effect on earnings of any amounts which would have been recorded in previous periods if the accounting had been completed at the acquisition date.  The Company adopted the ASU effective January 1, 2016.  The ASU had no effect on the Company's results of operations or liquidity.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (SubTopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  The ASU requires the Company's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.  The Company adopted the ASU effective December 31, 2016.  The ASU had no effect on the Company's results of operations or liquidity.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018, with the ability to early adopt on January 1, 2017.  The Company intends to retrospectively adopt the ASU effective January 1, 2018.  Based on work performed to date, the adoption of the ASU is not expected to have a material impact on the Company's results of operations.

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

Reclassifications

Certain prior year amounts have been reclassified.  Such reclassifications had no effect on reported net earnings (loss) attributable to Vishay stockholders, total assets, stockholders' equity, or the statements of cash flows.

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

Year ended December 31, 2016

In the fourth fiscal quarter of 2015, the Company deposited the $6,750 purchase price of Sonntag Electronic GmbH ("Sonntag").  The purchase price, net of cash acquired was $5,450.  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.  The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2016.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,485 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

Had this acquisition occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

Year ended December 31, 2015

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

The Company recognized intangible asset impairment charges of $57,600 in the third fiscal quarter of 2015 to write-down acquired Capella assets to their fair value.  See Note 3 for further information on the impairment charges.

The Company recognized $843 of acquisition costs classified as a component of selling, general, and administrative expenses in its consolidated statements of operations for the year ended December 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 - Acquisition and Divestiture Activities (continued)

Pro Forma Results

The unaudited pro forma results would have been as follows, assuming the 2014 acquisitions had occurred as of January 1, 2014:

Year ended
December 31, 2014

Pro forma net revenues	$2,522,010
Pro forma net earnings attributable to Vishay stockholders	114,510
Pro forma basic earnings per share attributable to Vishay stockholders	$0.78
Pro forma diluted earnings per share attributable to Vishay stockholders	$0.75

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

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

As a result of a review of recent financial results and outlook for the MOSFETs segment following the recent completion of production transfers, Vishay determined that an interim indefinite-lived intangible asset impairment test was required for its Siliconix tradenames as of the end of the third fiscal quarter of 2016.

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

The Company performs its annual goodwill and indefinite-lived impairment test as of the first day of the fiscal fourth quarter. The interim impairment tests performed as the last day of the third fiscal quarters of 2016 and 2015, were effectively the annual impairment tests for 2016 and 2015.

The recorded impairment charges are non-cash in nature and do not affect Vishay's liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 were as follows:

	Optoelectronic Components	Resistors & Inductors	Capacitors	Total

Balance at January 1, 2015	$96,849	$42,146	$5,364	$144,359
Goodwill impairment charges	-	-	(5,380)	(5,380)
Exchange rate effects	-	(751)	16	(735)
Balance at December 31, 2015	$96,849	$41,395	$-	$138,244
Sonntag acquisition	-	3,485	-	3,485
Exchange rate effects	-	(322)	-	(322)
Balance at December 31, 2016	$96,849	$44,558	$-	$141,407

Other intangible assets are as follows:

	December 31,
	2016	2015

Intangible Assets Subject to Amortization
(Definite-lived):
Patents and acquired technology	$93,395	$93,606
Capitalized software	53,807	53,401
Customer relationships	84,905	85,418
Tradenames	53,680	35,493
Non-competition agreements	1,266	2,261
	287,053	270,179
Accumulated amortization:
Patents and acquired technology	(81,807)	(76,258)
Capitalized software	(49,388)	(47,394)
Customer relationships	(42,787)	(37,989)
Tradenames	(27,460)	(23,798)
Non-competition agreements	(1,148)	(1,841)
	(202,590)	(187,280)
Net Intangible Assets Subject to Amortization	84,463	82,899

Intangible Assets Not Subject to Amortization
(Indefinite-lived):
Tradenames	-	20,359
	$84,463	$103,258

Amortization expense (excluding capitalized software) was $14,842, $21,829, and $18,651, for the years ended December 31, 2016, 2015, and 2014, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2016 for each of the next five years is as follows:

2017	$15,884
2018	11,096
2019	7,332
2020	6,567
2021	5,787

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

In 2013, the Company announced various cost reduction programs.  These programs were substantially implemented by the end of the first fiscal quarter of 2016, with some additional costs incurred in the remainder of 2016.  Many of the severance costs were recognized ratably over the required stay periods.  In November 2016, the Company announced an extension of one of these programs.

In 2015, the Company announced additional global cost reduction programs. These programs include a facility closure in the Netherlands.  The cash costs of these programs, primarily severance, are expected to aggregate to approximately $30,000.  Complete implementation of these programs is expected to occur before the end of 2017.

The following table summarizes restructuring and related expenses which were recognized during the years ended December 31, 2016, 2015, and 2014 and reported on a separate line in the accompanying consolidated statements of operations:

	Years ended December 31,
	2016	2015	2014
MOSFETs Enhanced Competitiveness Program	$9,744	$5,367	$6,025
Voluntary Separation / Retirement Program	-	95	12,792
Modules Production Transfer	(463)	-	2,080
Global Cost Reduction Programs	9,918	13,753	-
Total	$19,199	$19,215	$20,897

MOSFETs Enhanced Competitiveness Program

Over a period of approximately 2 years and in a period of discrete steps, the manufacture of wafers for a substantial share of products was transferred into a more cost-efficient fab. As a consequence, certain other manufacturing previously occurring in-house was transferred to third-party foundries.  This transfer of production was substantially completed by the end of the first fiscal quarter of 2016.

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

On November 7, 2016, the Company announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  The production transfers will be completed in steps by the end of 2017.  The Company expects to incur cash charges of approximately $4,000 to $8,000, primarily related to severance, to implement these additional steps.  The total cash charges for the MOSFETs Enhanced Competitiveness Program are expected to be $23,000 to $27,000.  The Company expects to maintain its R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232

Severance benefits are generally paid in a lump sum at cessation of employment. Other exit costs of $5,763 are included in the expenses incurred in 2016 in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$486
Cash paid	(98)
Foreign currency translation	3
Balance at December 31, 2013	$391
Expense recorded in 2014	12,792
Cash paid	(8,054)
Foreign currency translation	(455)
Balance at December 31, 2014	$4,674
Expense recorded in 2015	95
Cash paid	(3,166)
Foreign currency translation	(258)
Balance at December 31, 2015	$1,345
Cash paid	(816)
Foreign currency translation	-
Balance at December 31, 2016	$529

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

The Company recorded restructuring and severance costs of $2,080 for the year ended December 31, 2014 related to these production transfer programs.  Substantially all amounts related to these programs have been paid as of December 31, 2016.

Global Cost Reduction Programs

The global cost reduction programs announced in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within its Capacitors and Resistors & Inductors segments.

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264

The following table summarizes the expense recognized by segment related to this program:

	Years ended December 31,
	2016	2015
Diodes	$788	$133
Optoelectronic Components	936	215
Resistors & Inductors	5,173	5,972
Capacitors	687	5,209
Unallocated Selling, General, and Administrative Expenses	2,334	2,224
Total	$9,918	$13,753

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $5,890 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2016	2015	2014

Domestic	$(135,953)	$(40,929)	$(50,106)
Foreign	230,169	115,669	217,249
	$94,216	$74,740	$167,143

Significant components of income taxes are as follows:

	Years ended December 31,
	2016	2015	2014

Current:
Federal	$358	$290	$(27,031)
State and local	5	163	386
Foreign	46,999	63,573	60,282
	47,362	64,026	33,637
Deferred:
Federal	6,163	78,933	7,999
State and local	(3,039)	311	204
Foreign	(5,643)	39,203	7,460
	(2,519)	118,447	15,663
Total income tax expense	$44,843	$182,473	$49,300

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015

Deferred tax assets:
Pension and other retiree obligations	$47,104	$40,322
Inventories	7,691	7,848
Net operating loss carryforwards	183,562	183,298
Tax credit carryforwards	25,432	23,512
Other accruals and reserves	29,401	35,176
Total gross deferred tax assets	293,190	290,156
Less valuation allowance	(165,269)	(167,932)
	127,921	122,224
Deferred tax liabilities:
Tax over book depreciation	(1,025)	(4,038)
Earnings not permanently reinvested	(139,165)	(162,667)
Convertible debentures	(203,641)	(188,978)
Other - net	(10,646)	(9,245)
Total gross deferred tax liabilities	(354,477)	(364,928)

Net deferred tax assets (liabilities)	$(226,556)	$(242,704)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2016	2015	2014

Tax at statutory rate	$32,976	$26,159	$58,500
State income taxes, net of U.S. federal tax benefit	(1,972)	309	384
Effect of foreign operations	(26,551)	(13,212)	(27,372)
Tax on earnings not permanently reinvested	(3,553)	163,699	25,728
Unrecognized tax benefits	(8,453)	(1,353)	(21,603)
Change in valuation allowance on non-U.S. deferred tax assets	991	(8,888)	-
Foreign income taxable in the U.S.	18,442	7,025	13,499
Termination of U.S. pension	34,853	-	-
Tax effect of impairment charges	(454)	8,305	-
Other	(1,436)	429	164
Total income tax expense	$44,843	$182,473	$49,300

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2016, 2015, and 2014 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $22,596, $152,437, and $1,228 (tax benefit) in 2016, 2015, and 2014, respectively.

For the year ended December 31, 2016, the discrete items include $34,853 of additional tax expense related to the termination and settlement of the Vishay Retirement Plan (see Notes 10 and 11), $8,704 (tax benefit) for changes in uncertain tax positions related largely to statute expiration, and $3,553 (tax benefit) for periodic remeasurement of the deferred tax liability related to the cash repatriation program described below.  The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date.  Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

For the year ended December 31, 2015, the discrete items include $163,954 of expense recorded in the fourth fiscal quarter primarily to repatriate $300,000 of foreign earnings to the United States, following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  They also include $8,888 (tax benefit) for changes in valuation allowances and $2,629 (tax benefit) for changes in uncertain tax positions.

For the year ended December 31, 2014, the discrete items included $25,706 of expense related to an expected repatriation of cash and profits of non-U.S. subsidiaries to the United States, primarily to repay amounts borrowed on the revolving credit facility to provide future flexibility given the legal entity and the financial structure utilized for the Capella acquisition, a $25,706 (tax benefit) for changes in uncertain tax positions, and a $1,228 (tax benefit) recorded in the fourth fiscal quarter due to the enactment of The Tax Increase Prevention Act of 2014.

At December 31, 2016, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$14,862	No expiration
Belgium	150,327	No expiration
Brazil	12,534	No expiration
Germany	22,916	No expiration
Israel	27,666	No expiration
Japan	5,295	2018 - 2025
Netherlands	19,019	2017 - 2025
The Republic of China (Taiwan)	9,019	2024 - 2026
United States	90,247	2033 - 2036

California	55,407	2020 - 2036
Pennsylvania	721,824	2018 - 2036

At December 31, 2016, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$11,093	2020 - 2022
U.S. Federal Research Credit	1,986	2034 - 2036
California Research Credit	12,353	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

At December 31, 2016, no provision has been made for U.S. federal and state income taxes on approximately $2,484,372 of foreign earnings, which are deemed to be reinvested outside of the United States indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

During the fourth fiscal quarter of 2015, the Company recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300,000 of foreign earnings, (including $20,000 of 2015 earnings and $280,000 of earnings from prior periods).  This tax expense was recognized in 2015 following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  The Company repatriated $46,000 pursuant to this program in 2016.

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

Net income taxes paid were $58,788, $49,301, and $62,051 for the years ended December 31, 2016, 2015, and 2014, respectively.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2016	2015	2014

Balance at beginning of year	$23,527	$26,583	$45,877
Addition based on tax positions related to the current year	1,553	1,439	1,641
Addition based on tax positions related to prior years	1,047	1,894	6,484
Currency translation adjustments	(96)	(1,370)	(1,387)
Reduction based on tax positions related to prior years	-	-	-
Reduction for settlements	(1,210)	(4,879)	(3,556)
Reduction for lapses of statute of limitation	(8,016)	(140)	(22,476)
Balance at end of year	$16,805	$23,527	$26,583

All of the unrecognized tax benefits of $16,805 and $23,527, as of December 31, 2016 and 2015, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2016 and 2015, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1,638 and $3,887, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company recognized $542, $785, and $1,839, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple state and foreign jurisdictions.  During the years ended December 31, 2016 and 2015, certain tax examinations were completed and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of other non-U.S. subsidiaries which are currently under examination include Germany (2009 through 2012), India (2004 through 2013), Israel (2013 through 2014), and Taiwan (2014).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examinations.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $57 to $6,866.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015

Credit facility	$143,000	$190,000
Exchangeable unsecured notes, due 2102	-	38,642
Convertible senior debentures, due 2040	108,120	106,011
Convertible senior debentures, due 2041	55,442	54,424
Convertible senior debentures, due 2042	61,341	60,320
Deferred financing costs	(10,880)	(12,659)
	357,023	436,738
Less current portion	-	-
	$357,023	$436,738

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

At December 31, 2016 and 2015, there was $490,136 and $442,745, respectively, available under the Credit Facility. Letters of credit totaling $6,864 and $7,255 were outstanding at December 31, 2016 and 2015, respectively.

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the December 22, 2016 dividend payment:

	Due 2040	Due 2041	Due 2042

Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective December 6, 2016 (per $1 principal amount)	76.1163	55.5456	89.4945
Effective conversion price effective December 6, 2016 (per share)	$13.14	$18.00	$11.17
130% of the conversion price (per share)	$17.08	$23.40	$14.52
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable period in the fourth fiscal quarter of 2016.  The debentures due 2042 will remain convertible until April 1, 2017, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock.  The excess of the amount that the Company would pay to the holders of the debentures due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassifed as temporary equity on the consolidated financial statements.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.  Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a non-current liability on the consolidated balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2016
Due 2040	$275,000	(167,273)	393	$108,120	$110,094
Due 2041	$150,000	(94,843)	285	$55,442	$62,246
Due 2042	$150,000	(88,835)	176	$61,341	$57,874
Total	$575,000	$(350,951)	$854	$224,903	$230,214

December 31, 2015
Due 2040	$275,000	(169,565)	576	$106,011	$110,094
Due 2041	$150,000	(96,014)	438	$54,424	$62,246
Due 2042	$150,000	(89,982)	302	$60,320	$57,874
Total	$575,000	$(355,561)	$1,316	$220,755	$230,214

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

Interest expense related to the debentures is reflected on the consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2016
Due 2040	$6,188	2,292	88	(183)	$8,385
Due 2041	$3,375	1,171	47	(153)	$4,440
Due 2042	$3,375	1,147	54	(126)	$4,450
Total	$12,938	$4,610	$189	$(462)	$17,275

2015
Due 2040	$6,188	2,120	88	50	$8,446
Due 2041	$3,375	1,078	47	97	$4,597
Due 2042	$3,375	1,066	54	64	$4,559
Total	$12,938	$4,264	$189	$211	$17,602

2014
Due 2040	$6,188	1,960	88	35	$8,271
Due 2041	$3,375	993	47	(8)	$4,407
Due 2042	$3,375	990	54	41	$4,460
Total	$12,938	$3,943	$189	$68	$17,138

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Exchangeable Unsecured Notes, due 2102

On December 13, 2002, Vishay issued $105,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes are governed by a note instrument and a put and call agreement dated December 13, 2002. The notes could be put to Vishay in exchange for shares of its common stock and, under certain circumstances, could be called by Vishay for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off of VPG on July 6, 2010, Vishay was required to take action so that the existing notes were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay reflecting a lower principal amount of the notes and new notes issued by VPG.

Based on the relative trading prices of Vishay and VPG common stock on the ten trading days following the spin-off, Vishay retained the liability for an aggregate $95,042 principal amount of exchangeable notes effective July 6, 2010. The assumption of a portion of the liability by VPG was recorded as a reduction in parent net investment just prior to the completion of the spin-off.

Under the terms of the put and call agreement, the holders could have, at any time, put the notes to Vishay in exchange for shares of Vishay's common stock, and Vishay could have called the notes in exchange for cash or for shares of its common stock at any time after January 2, 2018. Subsequent to the spin-off of VPG, the put/call rate of the Vishay notes was $15.39 per share of common stock.

The payment of quarterly cash dividends did not affect the put/call rate of the notes (See Note 7).

In 2013, a holder of the notes exercised its option to exchange $56,400 principal amount of the notes for 3,664,729 shares of Vishay common stock.  Following this transaction, Vishay had outstanding exchangeable unsecured notes with a principal amount of $38,642, which were exchangeable for an aggregate of 2,511,742 shares of Vishay common stock.

On June 28, 2016 and March 31, 2016, pursuant to agreements dated June 13, 2016 and March 10, 2016, respectively, the Company acquired from holders $12,436 and $26,206, respectively, principal amount of the Company's floating rate exchangeable unsecured notes due 2102.  The purchase price for these privately negotiated transactions was $11,449 and  $22,595, respectively.  Vishay recognized gains on early extinguishment of debt of $4,597 presented as a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Following the June 28, 2016 transaction, no exchangeable unsecured notes are outstanding.

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2017	$-
2018	-
2019	-
2020	143,000
2021	-
Thereafter	575,000

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2016, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $11,000, with substantially no amounts borrowed. At December 31, 2015, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $13,700, with substantially no amounts borrowed.

Interest paid was $19,316, $19,134, and $18,394 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

In 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends were paid quarterly in 2016 and 2015 as follows:

Record date	Payment date	Amount (per share)	Record date	Payment date	Amount (per share)
March 11, 2016	March 29, 2016	$0.0625	March 12, 2015	March 25, 2015	$0.0600
June 15, 2016	June 29, 2016	$0.0625	June 11, 2015	June 25, 2015	$0.0600
September 15, 2016	September 29, 2016	$0.0625	September 2, 2015	September 24, 2015	$0.0600
December 8, 2016	December 22, 2016	$0.0625	December 3, 2015	December 22, 2015	$0.0600

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

At December 31, 2016, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	1,004,000
Phantom stock units outstanding	145,000
Common stock options outstanding	77,000
2007 Stock Incentive Program - available to grant	3,474,000
Convertible senior debentures, due 2040*	23,585,258
Convertible senior debentures, due 2041*	9,470,490
Convertible senior debentures, due 2042*	15,350,865
Conversion of Class B common stock	12,129,227
65,235,840
___________________
*At December 31, 2016, the convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 20,931,983, 8,331,840, and 13,424,175 shares, respectively, of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the consolidated statements of operations consists of the following:

	Years ended December 31,
	2016	2015	2014

Foreign exchange gain (loss)	$292	$3,180	$(1,115)
Interest income	4,264	4,397	4,939
Other	160	399	(1,335)
	$4,716	$7,976	$2,489

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  Vishay owns and operates a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  Full production resumed on September 8, 2015.

As a result of this incident, the Company recorded, as a separate line on the accompanying consolidated statement of operations for the year ended December 31, 2015, a loss of $5,350 related to these items, which represented the insurance deductible and certain costs which were considered to be not recoverable.

The Company's insurance coverage generally provides for replacement cost of damaged items.  Any amount received in excess of the book value is treated as a gain.  The Company also had business interruption claims under its insurance policies.  The Company did not record any gains on damaged property or business interruption income until all contingencies were resolved.

During 2016, the Company received proceeds totaling $13,406 under its various insurance policies, of which $4,911 is classified as proceeds from the sale of property and equipment on the accompanying consolidated statement of cash flows, and the remainder is considered cash flows from operating activities.  The Company recorded, as a separate line on the accompanying consolidated statement of operations for the year ended December 31, 2016, a gain of $8,809, equal to the proceeds received less the costs incurred for inventory, property, and equipment damage (at net book value) and related repair and clean-up costs.

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2016	2015

Sales returns and allowances	$34,479	$33,086
Goods received, not yet invoiced	30,987	30,193
Accrued restructuring	12,655	26,791
Other	71,010	74,266
	$149,131	$164,336

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2014	$(129,918)	$190,998	$554	$61,634
Other comprehensive income before reclassifications	(60,602)	(106,295)	2,175	$(164,722)
Tax effect	18,117	-	(758)	$17,359
Other comprehensive income before reclassifications, net of tax	(42,485)	(106,295)	1,417	$(147,363)
Amounts reclassified out of AOCI	25,604	-	(78)	$25,526
Tax effect	(8,961)	-	24	$(8,937)
Amounts reclassified out of AOCI, net of tax	16,643	-	(54)	$16,589
Net comprehensive income (loss)	$(25,842)	$(106,295)	$1,363	$(130,774)
Balance at December 31, 2014	$(155,760)	$84,703	$1,917	$(69,140)
Other comprehensive income before reclassifications	15,169	(80,106)	(1,503)	$(66,440)
Tax effect	(4,196)	-	526	$(3,670)
Other comprehensive income before reclassifications, net of tax	10,973	(80,106)	(977)	$(70,110)
Amounts reclassified out of AOCI	12,869	-	(680)	$12,189
Tax effect	(4,504)	-	238	$(4,266)
Amounts reclassified out of AOCI, net of tax	8,365	-	(442)	$7,923
Net comprehensive income (loss)	$19,338	$(80,106)	$(1,419)	$(62,187)
Balance at December 31, 2015	$(136,422)	$4,597	$498	$(131,327)
Other comprehensive income before reclassifications	(32,398)	(35,863)	941	$(67,320)
Tax effect	9,815	-	(329)	$9,486
Other comprehensive income before reclassifications, net of tax	(22,583)	(35,863)	612	$(57,834)
Amounts reclassified out of AOCI	91,014	-	-	$91,014
Tax effect	3,495	-	-	$3,495
Amounts reclassified out of AOCI, net of tax	94,509	-	-	$94,509
Net comprehensive income (loss)	$71,926	$(35,863)	$612	$36,675
Balance at December 31, 2016	$(64,496)	$(31,266)	$1,110	$(94,652)

Reclassifications of pension and other post-retirement actuarial items out of AOCI, including the recognition of the settlement charge for the termination of the Vishay Retirement Plan in 2016,  are included in the computation of net periodic benefit cost (see Note 11).  Historically, valuation allowances were recorded against the deferred taxes associated with certain unrecognized pension and other postretirement actuarial items.  Changes in estimates related to these valuation allowances are recorded in the statement of operations and do not affect accumulated other comprehensive income until the underlying pension or other postretirement benefit plan is extinguished.  As a result of the termination and settlement of the Vishay Retirement Plan, the Company recorded $34,853 of additional income tax expense and the related reclassification adjustment within accumulated other comprehensive income related to changes in estimates recorded in 2010.

The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $0, $680, and $24 for the years ended December 31, 2016, 2015, and 2014, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on the consolidated statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $0, $0, and $54 for the years ended December 31, 2016, 2015, and 2014, respectively.  These reclassifications are recorded as a component of Other Income on the consolidated statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on the consolidated statements of operations.

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

The following table summarizes amounts recorded on the consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2016	2015

Included in "Other assets":
U.S. pension plans	$-	$21,202
Non-U.S. pension plans	248	159
Total included in other assets	$248	$21,361
Included in "Payroll and related expenses":
U.S. pension plans	$(35)	$(51)
Non-U.S. pension plans	(6,405)	(6,089)
U.S. other postretirement plans	(717)	(701)
Non-U.S. other postretirement plans	(322)	(224)
Total included in payroll and related expenses	$(7,479)	$(7,065)
Accrued pension and other postretirement costs:
U.S. pension plans	$(38,879)	$(37,181)
Non-U.S. pension plans	(194,180)	(203,361)
U.S. other postretirement plans	(6,930)	(7,208)
Non-U.S. other postretirement plans	(6,303)	(6,264)
Other retirement obligations	(11,497)	(10,604)
Total accrued pension and other postretirement costs	$(257,789)	$(264,618)
Accumulated other comprehensive loss:
U.S. pension plans	$7,313	$76,141
Non-U.S. pension plans	82,360	73,216
U.S. other postretirement plans	(2,287)	(3,129)
Non-U.S. other postretirement plans	1,474	1,446
Total accumulated other comprehensive loss*	$88,860	$147,674

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

The Society of Actuaries Retirement Plans Experience Committee issued new mortality tables and a new mortality improvement scale in 2014. The new mortality tables and mortality improvement scale are based on a recent study of mortality experience in the United States, and reflect improved retiree longevity. The use of the new mortality tables and mortality improvement scale increased the Company's projected benefit obligations by approximately $24,000 in 2014 and will increase future net periodic pension cost.  An updated mortality improvement scale issued by the Society of Actuaries in 2015 reduced the Company's benefit obligation by approximately $8,000, which mitigates the increased future net periodic pension cost resulting from the new mortality tables.  An updated mortality improvement scale issued by the Society of Actuaries in 2016 did not have a material effect.

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

In 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen. Pursuant to these amendments, no new employees could participate in the plan, no further participant contributions were required or permitted, and no further benefits accrued after December 31, 2008. Benefits accumulated as of December 31, 2008 will be paid to employees upon retirement, and the Company has made additional cash contributions to the plan to fund this accumulated benefit obligation. To mitigate the loss in benefits of these employees, effective January 1, 2009, the Company increased the Company-match portion of its 401(k) defined contribution savings plan for employees impacted by the pension freeze.

The Company's other qualified U.S. pension plans had all been effectively frozen in prior years.  All of the Company's qualified U.S. pension plans have been merged into the Vishay Retirement Plan.

During the third fiscal quarter of 2014, the Company executed two partial-settlement transactions to reduce the risk associated with its U.S. qualified pension obligations. These transactions included the purchase of annuity contracts for approximately 700 participants pursuant to an arrangement inherited in a past acquisition and a special limited-time voluntary lump-sum payment offer to certain former employees who were deferred vested participants of the plan not currently receiving periodic payments of their pension benefit. A total of 800 participants accepted the voluntary lump-sum offer. The plan is no longer obligated to pay any benefits to the 1,500 participants covered by these two settlement transactions. These former participants represented approximately 23% of the total participants prior to executing these transactions.  These partial-settlement transactions were funded entirely with plan assets and resulted in the recognition of non-cash settlement charges aggregating $15,588, representing previously unrecognized actuarial items. These non-cash charges are presented on a separate line in the accompanying consolidated statements of operations.

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan.  During the third fiscal quarter of 2016, the Company received a favorable determination letter from the U.S. Internal Revenue Service ("IRS"), and met all other applicable IRS and Pension Benefit Guarantee Corporation requirements.  The termination and settlement occurred in December 2016.  Plan participants had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier. The settlement resulted in a non-cash charge of $79,321 to recognize the unrecognized actuarial items related to the Vishay Retirement Plan recorded in accumulated other comprehensive income.  These non-cash charges are presented on a separate line in the accompanying consolidated statements of operations.  The termination and settlement required no additional cash contributions.  Excess plan assets will be transferred to a qualified defined contribution retirement plan, and are presented on the accompanying reconciliation as a negative Company contribution.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the non-qualified pension plan were $22,896 and $21,137 at December 31, 2016 and 2015, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer. Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to this non-qualified pension plan were $2,389 and $2,995 at December 31, 2016 and 2015, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$274,122	$260,554	$301,475	$289,663
Service cost	-	3,291	-	3,265
Interest cost	11,788	5,475	11,657	5,636
Plan amendments	-	291	-	267
Transfer from equity affiliate	-	358	-	-
Actuarial (gains) losses	19,916	17,202	(23,099)	(1,871)
Benefits paid	(15,625)	(12,607)	(15,911)	(12,230)
Curtailments and settlements	(251,287)	-	-	-
Currency translation	-	(8,137)	-	(24,176)
Benefit obligation at end of year	$38,914	$266,427	$274,122	$260,554

Change in plan assets:
Fair value of plan assets at beginning of year	$258,092	$51,263	$273,644	49,156
Actual return on plan assets	14,068	2,588	(5,439)	1,159
Transfer from equity affiliate	-	358	-	-
Company contributions	(5,248)	27,311	5,798	15,621
Benefits paid	(15,625)	(12,607)	(15,911)	(12,230)
Curtailments and settlements	(251,287)	-	-	-
Currency translation	-	(2,823)	-	(2,443)
Fair value of plan assets at end of year	$-	$66,090	$258,092	$51,263

Funded status at end of year	$(38,914)	$(200,337)	$(16,030)	$(209,291)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized on the consolidated balance sheet consist of the following:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$248	$21,202	$159
Accrued benefit liability - currrent	(35)	(6,405)	(51)	(6,089)
Accrued benefit liability - non-current	(38,879)	(194,180)	(37,181)	(203,361)
Accumulated other comprehensive loss	7,313	82,360	76,141	73,216
	$(31,601)	$(117,977)	$60,111	$(136,075)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$6,241	$82,360	$74,926	$73,216
Unamortized prior service cost	1,072	-	1,215	-
	$7,313	$82,360	$76,141	$73,216

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$38,914	$247,838	$274,122	$242,054

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$38,914	$253,390	$37,232	$247,960
Accumulated benefit obligation	38,914	240,793	37,232	234,910
Fair value of plan assets	-	56,649	-	39,463

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,291	$-	$3,265	$-	$3,275
Interest cost	11,788	5,475	11,657	5,636	13,821	8,555
Expected return on plan assets	(11,302)	(2,117)	(13,566)	(1,798)	(14,892)	(2,109)
Amortization of actuarial losses	6,513	4,733	8,175	5,131	7,166	2,700
Amortization of prior service cost (credit)	144	261	64	(282)	(56)	(5)
Curtailment and settlement losses	79,321	841	-	452	15,588	1,137
Net periodic pension cost	$86,464	$12,484	$6,330	$12,404	$21,627	$13,553

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2016, 2015, and 2014.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2017 is $6,400.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.25%	1.76%	4.50%	2.30%
Rate of compensation increase	0.00%	2.12%	0.00%	1.99%

The following weighted average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	2.30%	4.00%	2.15%
Rate of compensation increase	0.00%	1.99%	0.00%	1.97%
Expected return on plan assets	4.50%	3.38%	5.00%	3.86%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities and is adjusted for the expected duration of the obligation and the funded status of the plan.  At December 31, 2015, the Company's U.S. defined benefit plans were invested in diversified portfolios of fixed income securities and cash due to the pending termination and settlement of the plans.  Investment allocations are made across a range of securities, maturities and credit quality.  The Company's non-U.S. defined benefit plan investments are based on local laws and customs. Most plans invest in cash and local government fixed income securities, although plans in certain countries have investments in equity securities.  The plans do not invest in securities of Vishay or its subsidiaries.  Negative investment returns could ultimately affect the funded status of the plans, requiring additional cash contributions.  See Note 18 for further information on the fair value of the plan assets by asset category.

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2017	$1,765	$14,754
2018	1,776	13,659
2019	7,664	14,860
2020	2,929	14,373
2021	2,959	14,624
2022-2026	15,435	77,493

The Company's anticipated 2017 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,909	$6,488	$8,677	$7,283
Service cost	126	268	121	273
Interest cost	340	143	333	147
Plan curtailments and settlements	-	-	-	(25)
Actuarial (gains) losses	(25)	171	(550)	(50)
Benefits paid	(703)	(221)	(672)	(389)
Currency translation	-	(224)	-	(751)
Benefit obligation at end of year	$7,647	$6,625	$7,909	$6,488

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,647)	$(6,625)	$(7,909)	$(6,488)

Amounts recognized on the consolidated balance sheet consist of the following:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(717)	$(322)	$(701)	$(224)
Accrued benefit liability - non-current	(6,930)	(6,303)	(7,208)	(6,264)
Accumulated other comprehensive income	(2,287)	1,474	(3,129)	1,446
	$(9,934)	$(5,151)	$(11,038)	$(5,042)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(1,303)	$1,474	$(1,308)	$1,446
Unamortized prior service (credit) cost	(984)	-	(1,821)	-
	$(2,287)	$1,474	$(3,129)	$1,446

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$126	$268	$121	$273	$115	$307
Interest cost	340	143	333	147	351	244
Amortization of actuarial (gains) losses	(30)	68	90	76	(140)	38
Amortization of prior service credit	(837)	-	(837)	-	(824)	-
Net periodic benefit cost (benefit)	$(401)	$479	$(293)	$496	$(498)	$589

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 are not material and approximate the amounts amortized in 2016.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.25%	1.50%	4.50%	2.31%
Rate of compensation increase	0.00%	2.58%	0.00%	2.69%

The following weighted average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.50%	2.31%	4.00%	2.25%
Rate of compensation increase	0.00%	2.69%	0.00%	2.87%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2017	$717	$322
2018	709	275
2019	699	378
2020	681	580
2021	656	414
2022-2026	2,695	2,456

As the plans are unfunded, the Company's anticipated contributions for 2017 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2016 and 2015, the consolidated balance sheets include $11,497 and $10,604, respectively, within accrued pension and other postretirement costs related to these plans.

The Company's U.S. employees are eligible to participate in 401(k) savings plans, which provide for Company matching under various formulas. The Company's matching expense for the plans was $5,039, $5,369, and $5,285 for the years ended December 31, 2016, 2015, and 2014, respectively. No material amounts are included on the consolidated balance sheets at December 31, 2016 and 2015 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan. During the years ended December 31, 2016, 2015, and 2014, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods. The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals. The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Assets held in trust related to the deferred compensation plan at December 31, 2016 and 2015 were approximately $16,632 and $15,717, respectively.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2016	2015	2014

Restricted stock units	$6,263	$3,705	$2,261
Phantom stock units	117	141	131
Stock options	-	-	-
Total	$6,380	$3,846	$2,392

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2016 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$2,413	0.7
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$2,413

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

At December 31, 2016, the Company has reserved 3,474,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity for the years ended December 31, 2016, 2015, and 2014 is presented below (number of RSUs in thousands):

	Years ended December 31,
	2016		2015		2014
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,028	$13.24	1,147	$12.75	1,059	$13.40
Granted	353	11.35	349	13.60	336	13.48
Vested*	(155)	12.27	(182)	11.41	(146)	15.87
Cancelled or forfeited	(222)	13.19	(286)	12.89	(102)	17.45
End of year	1,004	$12.74	1,028	$13.24	1,147	$12.75

Expected to vest	1,004		806		649

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2017**	192	-	192
January 1, 2018	202	-	202
January 1, 2019	213	-	213

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2017 were achieved.

In the event of (i) any termination (other than for cause) after attaining retirement age (as defined in the respective executive's employment arrangement), the executive's outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive's outstanding RSUs and performance-based RSUs shall immediately vest.  In the event of voluntary termination by the executive prior to attaining retirement age or termination for cause, the executive's outstanding RSUs and performance-based RSUs will be forfeited.

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

The following table summarizes the Company's phantom stock units activity for the years ended December 31, 2016, 2015, and 2014 (number of phantom stock units in thousands):

	Years ended December 31,
	2016		2015		2014
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	132		119		107
Granted	10	$11.71	10	$14.09	10	$13.12
Dividend equivalents issued	3		3		2
Redeemed for common stock	-		-		-
End of year	145		132		119

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation (continued)

Stock Options

In addition to stock options outstanding pursuant to the 2007 Program, during the periods presented, the Company had stock options outstanding under previous stockholder-approved stock option programs.

Under the 1998 Stock Option Program, certain executive officers and key employees were granted options. On March 16, 2008, the stockholder approval for the 1998 Stock Option Program expired. While no additional options may be granted pursuant to this plan, at December 31, 2016, 70,000 options issued under the 1998 Program remain outstanding and may be exercised in future periods.

As of December 31, 2016, 77,000 options were outstanding.  As of December 31, 2015 and 2014, 105,000 options were outstanding.

Since December 31, 2013, all outstanding options have vested and are exercisable.  As of December 31, 2016, the weighted-average remaining contractual life of all exercisable options is 0.39 years and the exercise price of all exercisable options is $16.29.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  There were no options granted in 2016, 2015, or 2014.

The pretax aggregate intrinsic value (the difference between the closing stock price on the last trading day of 2016 of $16.20 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016 was zero because all outstanding options have exercise prices in excess of market value.  This amount changes based on changes in the market value of the Company's common stock.  During the years ended December 31, 2016 and 2014, 27,619 and 4,337 options were exercised, respectively.  The weighted average exercise prices for the options exercised in 2016 and 2014 were $12.90 and $11.62, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2016 and 2014 was $85 and $18, respectively.  No options were exercised during the year ended December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $27,431, $27,210, and $28,088 for the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$24,851
2018	13,093
2019	8,284
2020	5,597
2021	4,182
Thereafter	10,697

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

The Company has accrued environmental liabilities of $7,783 as of December 31, 2016 relating to environmental matters related to its General Semiconductor subsidiary. The Company has also accrued approximately $7,675 at December 31, 2016 for other environmental matters. The liabilities recorded for these matters total $15,458, of which $8,623 is included in other accrued liabilities on the consolidated balance sheet, and $6,835 is included in other noncurrent liabilities on the consolidated balance sheet.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers. The Company has minimum purchase commitments pursuant to the current arrangement of $37,010 and $16,786 for 2017 and 2018, respectively.  The minimum purchase commitments are based on a 18-month rolling forecast, and accordingly, the 2018 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2016, one customer comprised 15.4% of the Company's accounts receivable balance.  This customer comprised 14.6% of the Company's accounts receivable balance as of December 31, 2015.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2016 or December 31, 2015. The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly. The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2016, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

Bank of Tokyo Mitsubishi*	12.4%
Bank Leumi*	10.6%
Deutsche Bank	10.6%
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

Geographic Concentration

The Company has operations outside the United States, and approximately 76% of revenues earned during 2016 were derived from sales to customers outside the United States. Additionally, as of December 31, 2016, $1,084,453 of the Company's cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2016 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	40.6%
Israel	24.0%
United States	9.4%
The Republic of China (Taiwan)	8.0%
Singapore	7.7%
People's Republic of China	5.9%
Other Asia	2.2%
Other Europe	1.6%
Other	0.6%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 46 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data

Vishay is a global manufacturer and supplier of electronic components.  Vishay operates, and its chief operating decision maker makes strategic and operating decisions with regards to assessing performance and allocating resources based on, five reporting segments: MOSFETs, Diodes, Optoelectronic Components, Resistors & Inductors, and Capacitors.  These segments represent groupings of product lines based on their functionality:

●	Metal oxide semiconductor field effect transistors ("MOSFETs") function as solid state switches to control power.
●	Diodes route, regulate, and block radio frequency, analog, and power signals; protect systems from surges or electrostatic discharge damage; or provide electromagnetic interference filtering.
●	Optoelectronic components emit light, detect light, or do both.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2016:
Product sales	$406,336	$553,920	$272,126	$753,578	$337,212	$-	$2,323,172
Royalty revenues	-	-	-	259	-	-	$259
Total revenue	$406,336	$553,920	$272,126	$753,837	$337,212	$-	$2,323,431

Gross Profit	$58,155	$134,937	$87,022	$222,786	$66,883	$-	$569,783

Segment Operating Income	$22,254	$113,995	$67,548	$191,283	$46,338	$-	$441,418

Depreciation expense	$34,531	$35,335	$15,549	$32,240	$17,817	$9,049	$144,521
Capital expenditures	22,430	29,860	18,276	47,006	14,410	2,653	$134,635

Total Assets as of December 31, 2016:	$389,482	$714,898	$312,423	$905,795	$495,225	$259,978	$3,077,801

Year ended December 31, 2015:
Product sales	$426,672	$533,931	$279,553	$704,109	$352,900	$-	$2,297,165
Royalty revenues	11	-	-	3,312	-	-	$3,323
Total revenue	$426,683	$533,931	$279,553	$707,421	$352,900	$-	$2,300,488

Gross Profit	$58,626	$119,762	$88,625	$208,384	$66,823	$-	$542,220

Segment Operating Income	$21,366	$95,887	$68,410	$173,805	$44,863	$-	$404,331

Depreciation expense	$47,172	$35,526	$14,118	$30,576	$18,168	$8,780	$154,340
Capital expenditures	29,289	38,971	21,853	38,169	14,763	4,097	$147,142

Total Assets as of December 31, 2015:	$477,984	$718,548	$325,600	$839,249	$543,507	$248,098	$3,152,986

Year ended December 31, 2014:
Product sales	$470,377	$579,288	$258,248	$755,251	$425,593	$-	$2,488,757
Royalty revenues	160	-	-	4,365	-	-	$4,525
Total revenue	$470,537	$579,288	$258,248	$759,616	$425,593	$-	$2,493,282

Gross Profit	$59,614	$132,021	$91,165	$241,090	$87,402	$-	$611,292

Segment Operating Income	$21,095	$106,068	$73,463	$203,343	$62,460	$-	$466,429

Depreciation expense	$53,939	$39,592	$13,266	$32,380	$20,524	$1,103	$160,804
Capital expenditures	33,672	41,713	23,008	42,950	12,694	2,937	$156,974

Total Assets as of December 31, 2014:	$499,550	$732,502	$422,257	$812,664	$605,281	$201,897	$3,274,151
________________

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 –Segment and Geographic Data (continued)

	Years ended December 31,
	2016	2015	2014

Reconciliation:
Segment Operating Income	$441,418	$404,331	$466,429
Restructuring and Severance Costs	(19,199)	(19,215)	(20,897)
Impairment of Intangible Assets	(1,559)	(57,600)	-
Impairment of Goodwill	-	(5,380)	-
U.S. Pension Settlement Charges	(79,321)	-	(15,588)
Unallocated Selling, General, and Administrative Expenses	(239,622)	(224,337)	(240,833)
Consolidated Operating Income (Loss)	$101,717	$97,799	$189,111
Unallocated Other Income (Expense)	(7,501)	(23,059)	(21,968)
Consolidated Income Before Taxes	$94,216	$74,740	$167,143

See Note 4 for restructuring and severance costs segment information.

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2016	2015	2014

United States	$542,506	$560,973	$590,145
Germany	746,657	719,246	821,005
Other Europe	83,744	88,553	107,598
Israel	10,007	12,597	13,871
Asia	940,517	919,119	960,663
	$2,323,431	$2,300,488	$2,493,282

The following table summarizes property and equipment based on physical location:

	December 31,
	2016	2015

United States	$94,589	$94,512
Germany	120,223	122,817
Czech Republic	29,912	33,352
Other Europe	83,041	85,566
Israel	104,824	107,715
People's Republic of China	183,158	182,411
Republic of China (Taiwan)	124,724	126,780
Other Asia	105,400	109,815
Other	3,000	2,328
	$848,871	$865,296

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2016	2015	2014

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders	$48,792	$(108,514)	$117,629

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	38	-	59

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributed to Vishay stockholders - diluted	$48,830	$(108,514)	$117,688

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	147,009	147,570	147,448
Outstanding phantom stock units	143	130	119
Adjusted weighted average shares - basic	147,152	147,700	147,567

Effect of dilutive securities:
Convertible and exchangeable debt instruments	3,219	-	5,890
Restricted stock units	323	-	252
Other	3	-	7
Dilutive potential common shares	3,545	-	6,149

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	150,697	147,700	153,716

Basic earnings (loss) per share attributable to Vishay stockholders	$0.33	$(0.73)	$0.80

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.32	$(0.73)	$0.77

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2016	2015	2014

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	10,312	20,477	-
Convertible Senior Debentures, due 2041	8,249	8,151	7,944
Convertible Senior Debentures, due 2042	-	13,133	-
Exchangeable Unsecured Notes, due 2102	-	2,512	-
Weighted average employee stock options	91	105	77
Weighted average other	512	1,014	706

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible upon the occurrence of certain events.  The convertible debentures due 2042 are convertible subsequent to the December 31, 2016 evaluation of the conversion criteria.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company has always assumed the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt. Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.14, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $18.00, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.17, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2016	2015	2014

Accounts receivable	$(4,120)	$(11,250)	$(731)
Inventories	13,760	(30,302)	(23,753)
Prepaid expenses and other current assets	(12,180)	(5,203)	(5,031)
Accounts payable	17,839	(13,419)	9,339
Other current liabilities	(19,505)	32,925	(18,064)
Net change in operating assets and liabilities	$(4,206)	$(27,249)	$(38,240)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2016
Assets:
Assets held in rabbi trusts	$41,917	$27,297	$14,620	$-
Available for sale securities	$3,969	3,969	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,963	9,963	-	-
Fixed income securities	$12,780	12,780	-	-
Cash	$43,347	43,347	-	-
	$111,976	$97,356	$14,620	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(393)	-	-	(393)
Embedded derivative - convertible debentures due 2041	$(285)	-	-	(285)
Embedded derivative - convertible debentures due 2042	$(176)	-	-	(176)
	$(854)	$-	$-	$(854)

December 31, 2015
Assets:
Assets held in rabbi trusts	$39,849	$25,906	$13,943	$-
Available for sale securities	$3,604	3,604	-	-
U.S. Defined Benefit Pension Plan Assets:
Fixed income securities	$255,804	254,555	1,249	-
Cash	$2,288	2,288	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,302	9,302	-	-
Fixed income securities	$13,416	13,416	-	-
Cash	$28,545	28,545	-	-
	$352,808	$337,616	$15,192	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(576)	-	-	(576)
Embedded derivative - convertible debentures due 2041	$(438)	-	-	(438)
Embedded derivative - convertible debentures due 2042	$(302)	-	-	(302)
	$(1,316)	$-	$-	$(1,316)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

In accordance with ASC Subtopic 350-20, and as described in Note 3, the Company performed nonrecurring fair value measurements of its indefinite-lived Siliconix tradenames and its Capacitors segment goodwill balance as of the last day of its third fiscal quarters of 2016 and 2015, respectively.  As a result of the fair value measurements, the Siliconix tradenames with a carrying value of $20,359 were written down to their fair value of $18,800, resulting in an impairment charge of $1,559, and the goodwill of the Capacitors segment with a carrying value of was $5,380 was written down to its implied value of zero, resulting in an impairment charge of $5,380 recorded in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

In accordance with ASC Subtopic 360-10, and as described in Note 3, the Company performed a nonrecurring fair value measurement of its Capella business long-lived intangible assets as of the last day of its third fiscal quarter of 2015.  As a result of the fair value measurement, the long-lived intangible assets of its Capella business with carrying values of $68,500, were written down to their fair values of $10,900, resulting in a total impairment charge of $57,600, recorded in the accompanying consolidated statement of operations for the year ended December 31, 2015.

The Company's nonrecurring fair value measurements of its Siliconix tradenames, goodwill, and long-lived intangible assets are considered Level 3 measurements.  See Note 3 for further information on the measurements and inputs.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $100,000 and $29,000 as of December 31, 2016 and 2015, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the changes in the fair value of the contracts are recognized on the consolidated statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierachy. Due to the timing of the renewal of the forward contracts, the value of the forward contracts were immaterial as of December 31, 2016 and 2015. The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liability and capitalized deferred financing costs, at December 31, 2016 and 2015 is approximately $860,600 and $756,900, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $367,049 and $448,080, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2016 and 2015, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification. All decreases in the account balance are due to returns of principal at the securities' maturity dates. Interest on the securities is recognized as interest income when earned.

At December 31, 2016 and 2015, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported on the consolidated balance sheets.

The Company's financial instruments also include accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported on the consolidated balance sheets approximate their fair values.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Summary of Quarterly Financial Information (Unaudited)

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$570,606	$590,051	$591,955	$570,819	$593,436	$590,470	$560,654	$555,928
Gross profit	137,309	146,128	153,901	132,445	145,038	141,482	130,144	125,556
Operating income (loss)	40,548	49,408	57,229	(45,468)	47,558	44,170	(24,155)	30,226
Net earnings (loss)	28,152	33,229	36,596	(48,604)	30,925	26,518	(27,550)	(137,626)
Net earnings (loss) attributable to noncontrolling interests	138	143	156	144	226	250	116	189
Net earnings (loss) attributable to Vishay stockholders	28,014	33,086	36,440	(48,748)	30,699	26,268	(27,666)	(137,815)

Per Share data:
Basic earnings (loss) per share attributable to Vishay stockholders (a)	$0.19	$0.22	$0.25	$(0.33)	$0.21	$0.18	$(0.19)	$(0.93)

Diluted earnings (loss) per share attributable to Vishay stockholders (a)	$0.19	$0.22	$0.24	$(0.33)	$0.20	$0.17	$(0.19)	$(0.93)

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$6,475	$4,467	$1,197	$7,060	$1,410	$5,660	$2,324	$9,821
Impairment of intangible assets	-	-	1,559	-	-	-	57,600	-
Impairment of goodwill	-	-	-	-	-	-	5,380	-
U.S. pension settlement charges	-	-	-	79,321	-	-	-	-

Other income (expense):
Gain on early extinguishment of debt	$3,611	$986	$-	$-	$-	$-	$-	$-
Gain (loss) related to Tianjin explosion	-	-	-	8,809	-	-	(5,350)	-

Income tax expense:
Tax effects of cash repatriation program	$(769)	$(1,217)	$(1,402)	$(165)	$-	$-	$-	$163,954
Additional tax expense from AOCI - pension plan	-	-	-	34,853	-	-	-	-
Tax effects of changes in uncertain tax posistions	-	-	-	(8,704)	-	-	-	(2,629)
Tax effects of changes in valuation allowances	-	-	-	-	-	-	-	(8,888)

Quarter end date (b)	April 2	July 2	October 1	December 31	April 4	July 4	October 3	December 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.