Form 10-Q
period 2017-07-01
VISHAY INTERTECHNOLOGY INC
filed 2017-08-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 1, 2017

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
☐ Yes  ☒ No

As of July 28, 2017, the registrant had 134,124,823 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 1, 2017

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$561,032	$471,781
Short-term investments	626,172	626,627
Accounts receivable, net	327,131	274,027
Inventories:
Finished goods	126,667	109,075
Work in process	175,027	162,311
Raw materials	117,100	109,859
Total inventories	418,794	381,245

Prepaid expenses and other current assets	117,055	110,792
Total current assets	2,050,184	1,864,472

Property and equipment, at cost:
Land	91,282	89,753
Buildings and improvements	586,898	570,932
Machinery and equipment	2,376,420	2,283,222
Construction in progress	58,150	71,777
Allowance for depreciation	(2,266,097)	(2,166,813)
Property and equipment, net	846,653	848,871

Goodwill	142,209	141,407

Other intangible assets, net	76,945	84,463

Other assets	142,853	138,588
Total assets	$3,258,844	$3,077,801

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 1, 2017	December 31, 2016
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$11	$3
Trade accounts payable	181,906	174,107
Payroll and related expenses	129,836	114,576
Other accrued expenses	153,546	149,131
Income taxes	9,630	19,033
Total current liabilities	474,929	456,850

Long-term debt less current portion	350,329	357,023
Deferred income taxes	288,516	286,797
Other liabilities	65,366	59,725
Accrued pension and other postretirement costs	267,879	257,789
Total liabilities	1,447,019	1,418,184

Redeemable convertible debentures	88,044	88,659

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,413	13,385
Class B convertible common stock	1,213	1,213
Capital in excess of par value	1,955,926	1,952,988
(Accumulated deficit) retained earnings	(232,418)	(307,417)
Accumulated other comprehensive income (loss)	(19,503)	(94,652)
Total Vishay stockholders' equity	1,718,631	1,565,517
Noncontrolling interests	5,150	5,441
Total equity	1,723,781	1,570,958
Total liabilities, temporary equity, and equity	$3,258,844	$3,077,801

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 1, 2017	July 2, 2016

Net revenues	$644,892	$590,051
Costs of products sold	471,929	443,923
Gross profit	172,963	146,128

Selling, general, and administrative expenses	90,446	92,253
Restructuring and severance costs	481	4,467
Operating income	82,036	49,408

Other income (expense):
Interest expense	(7,076)	(6,270)
Other	749	2,256
Gain on early extinguishment of debt	-	986
Total other income (expense)	(6,327)	(3,028)

Income before taxes	75,709	46,380

Income tax expense	19,300	13,151

Net earnings	56,409	33,229

Less: net earnings attributable to noncontrolling interests	219	143

Net earnings attributable to Vishay stockholders	$56,190	$33,086

Basic earnings per share attributable to Vishay stockholders	$0.38	$0.22

Diluted earnings per share attributable to Vishay stockholders	$0.36	$0.22

Weighted average shares outstanding - basic	146,381	147,643

Weighted average shares outstanding - diluted	155,300	149,845

Cash dividends per share	$0.0625	$0.0625

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 1, 2017	July 2, 2016

Net earnings	$56,409	$33,229

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	1,216	1,657

Foreign currency translation adjustment	53,523	(22,484)

Unrealized gain on available-for-sale securities	511	719

Other comprehensive income	55,250	(20,108)

Comprehensive income	111,659	13,121

Less: comprehensive income attributable to noncontrolling interests	219	143

Comprehensive income attributable to Vishay stockholders	$111,440	$12,978

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 1, 2017	July 2, 2016

Net revenues	$1,251,150	$1,160,657
Costs of products sold	917,312	877,220
Gross profit	333,838	283,437

Selling, general, and administrative expenses	185,164	182,539
Restructuring and severance costs	1,950	10,942
Operating income	146,724	89,956

Other income (expense):
Interest expense	(13,866)	(12,736)
Other	353	3,035
Gain on early extinguishment of debt	-	4,597
Loss on disposal of equity affiliate	(7,060)	-
Total other income (expense)	(20,573)	(5,104)

Income before taxes	126,151	84,852

Income taxes	32,793	23,471

Net earnings	93,358	61,381

Less: net earnings attributable to noncontrolling interests	449	281

Net earnings attributable to Vishay stockholders	$92,909	$61,100

Basic earnings per share attributable to Vishay stockholders	$0.63	$0.41

Diluted earnings per share attributable to Vishay stockholders	$0.60	$0.41

Weighted average shares outstanding - basic	146,328	147,739

Weighted average shares outstanding - diluted	155,088	150,237

Cash dividends per share	$0.1250	$0.1250

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2017	July 2, 2016

Net earnings	$93,358	$61,381

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	3,551	3,525

Foreign currency translation adjustment	70,816	10,048

Unrealized gain on available-for-sale securities	782	1,346

Other comprehensive income	75,149	14,919

Comprehensive income	168,507	76,300

Less: comprehensive income attributable to noncontrolling interests	449	281

Comprehensive income attributable to Vishay stockholders	$168,058	$76,019

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2017	July 2, 2016
		(recast - see Note 1)
Operating activities
Net earnings	$93,358	$61,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,380	79,117
(Gain) loss on disposal of property and equipment	(51)	76
Accretion of interest on convertible debentures	2,444	2,259
Inventory write-offs for obsolescence	9,729	11,225
Loss on disposal of equity affiliate	7,060	-
Deferred income taxes	6,640	(2,836)
Gain on early extinguishment of debt	-	(4,597)
Other	2,579	(9,009)
Net change in operating assets and liabilities, net of effects of businesses acquired	(73,873)	(42,203)
Net cash provided by operating activities	128,266	95,413

Investing activities
Capital expenditures	(49,067)	(51,073)
Proceeds from sale of property and equipment	1,288	193
Purchase of short-term investments	(418,114)	(274,524)
Maturity of short-term investments	454,918	351,326
Other investing activities	(6,664)	2,975
Net cash provided by (used in) investing activities	(17,639)	28,897

Financing activities
Principal payments on long-term debt and capital leases	-	(34,044)
Net proceeds (payments) on revolving credit lines	(10,000)	(66,000)
Common stock repurchases	-	(6,123)
Net changes in short-term borrowings	7	(725)
Dividends paid to common stockholders	(16,761)	(16,924)
Dividends paid to Class B common stockholders	(1,516)	(1,516)
Proceeds from stock options exercised	1,260	-
Distributions to noncontrolling interests	(740)	(707)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,971)	(442)
Other financing activities	(1,255)	-
Net cash provided by (used in) financing activities	(30,976)	(126,481)
Effect of exchange rate changes on cash and cash equivalents	9,600	1,831

Net increase (decrease) in cash and cash equivalents	89,251	(340)

Cash and cash equivalents at beginning of period	471,781	475,507
Cash and cash equivalents at end of period	$561,032	$475,167

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,385	$1,213	$1,952,988	$(307,417)	$(94,652)	$1,565,517	$5,441	$1,570,958
Cumulative effect of accounting change for adoption of ASU 2016-09 (see Note 1)	-	-	-	386	-	386	-	386
Net earnings	-	-	-	92,909	-	92,909	449	93,358
Other comprehensive income	-	-	-	-	75,149	75,149	-	75,149
Distributions to noncontrolling interests	-	-	-	-	-	-	(740)	(740)
Temporary equity reclassification	-	-	615	-	-	615	-	615
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($ 0.1250 per share)	-	-	19	(18,296)	-	(18,277)	-	(18,277)
Stock compensation expense	-	-	3,043	-	-	3,043	-	3,043
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at July 1, 2017	$13,413	$1,213	$1,955,926	$(232,418)	$(19,503)	$1,718,631	$5,150	$1,723,781

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the fiscal quarter and six fiscal months ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Company  adopted the ASU on January 1, 2017.  The ASU allowed prospective adoption of certain aspects, while requiring retrospective adoption of other aspects of the guidance.  The Company recognized a cumulative-effect adjustment for previously unrecognized excess tax benefits in January 1, 2017 retained earnings (accumulated deficit) of $386.  The Company reclassified $442 of cash withholding taxes paid when shares were withheld for vested equity awards in the accompanying consolidated condensed statement of cash flows for the six fiscal months ended July 2, 2016 to financing cash flows.  The Company retrospectively reclassified excess tax benefits as operating cash flows on the consolidated condensed statement of cash flows.  The Company will recognize forfeitures on its stock-based awards as they occur.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
MOSFETs Enhanced Competitiveness Program	$28	$1,110	$448	$5,025
Global Cost Reduction Programs	453	3,357	1,502	5,917
Total	$481	$4,467	$1,950	$10,942

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	448
Cash paid	(3,356)
Balance at July 1, 2017	$3,324

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $80 are included in the expenses incurred in 2017 in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.

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

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period. The Company recorded $13,373 of expenses for this program, primarily in 2013 and 2014.  Substantially all amounts related to this program have been paid as of July 1, 2017.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	1,502
Cash paid	(4,728)
Foreign currency translation	237
Balance at July 1, 2017	$3,275

The following table summarizes the expense recognized by segment related to this program:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Diodes	$13	$130	$13	$578
Optoelectronic Components	242	775	242	953
Resistors & Inductors	84	1,504	935	2,522
Capacitors	85	89	246	423
Unallocated Selling, General, and Administrative Expenses	29	859	66	1,441
Total	$453	$3,357	$1,502	$5,917

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $2,633 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 1, 2017 and July 2, 2016 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

Income tax expense for the fiscal quarter and six fiscal months ended July 1, 2017 includes $1,240 and $2,208, respectively, for the periodic remeasurement of the deferred tax liability recorded for the cash repatriation program compared to $1,217 and $1,986 for the fiscal quarter and six fiscal months ended July 2, 2016, respectively.  The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date. Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  During the second fiscal quarter of 2017, the Company repatriated $38,000 pursuant to this program.

During the six fiscal months ended July 1, 2017, the liabilities for unrecognized tax benefits decreased by $2,225 on a net basis, due to payments and settlements, partially offset by increases for tax positions taken in the current period, interest, and foreign currency effects.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	July 1, 2017	December 31, 2016

Credit facility	$133,000	$143,000
Convertible senior debentures, due 2040	109,291	108,120
Convertible senior debentures, due 2041	56,072	55,442
Convertible senior debentures, due 2042	61,956	61,341
Deferred financing costs	(9,990)	(10,880)
	350,329	357,023
Less current portion	-	-
	$350,329	$357,023

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the June 29, 2017 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective June 13, 2017 (per $1 principal amount)	76.6985	55.9705	90.1791
Effective conversion price effective June 13, 2017 (per share)	$13.04	$17.87	$11.09
130% of the conversion price (per share)	$16.95	$23.23	$14.42
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 evaluation, and remain convertible subsequent to the July 1, 2017 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and first and second fiscal quarters of 2017. The debentures due 2042 will remain convertible until September 30, 2017, at which time the conversion criteria will be reevaluated. At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock. The excess of the amount that the Company would pay to the holders of the debentures due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated condensed financial statements. The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a non-current liability on the consolidated condensed balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value
July 1, 2017
Due 2040	$275,000	(166,058)	349	$109,291	$110,094
Due 2041	$150,000	(94,221)	293	$56,072	$62,246
Due 2042	$150,000	(88,228)	184	$61,956	$57,874
Total	$575,000	$(348,507)	$826	$227,319	$230,214

December 31, 2016
Due 2040	$275,000	(167,273)	393	$108,120	$110,094
Due 2041	$150,000	(94,843)	285	$55,442	$62,246
Due 2042	$150,000	(88,835)	176	$61,341	$57,874
Total	$575,000	$(350,951)	$854	$224,903	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 1, 2017
Due 2040	$1,547	613	22	(19)	$2,163
Due 2041	$844	314	12	6	$1,176
Due 2042	$844	306	14	12	$1,176
Total	$3,235	$1,233	$48	$(1)	$4,515

July 2, 2016
Due 2040	$1,547	567	22	(41)	$2,095
Due 2041	$844	289	13	(72)	$1,074
Due 2042	$844	283	14	(14)	$1,127
Total	$3,235	$1,139	$49	$(127)	$4,296

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
July 1, 2017
Due 2040	$3,094	1,215	44	(44)	$4,309
Due 2041	$1,688	622	24	8	$2,342
Due 2042	$1,688	607	27	8	$2,330
Total	$6,470	$2,444	$95	$(28)	$8,981

July 2, 2016
Due 2040	$3,094	1,123	44	(35)	$4,226
Due 2041	$1,688	573	24	(34)	$2,251
Due 2042	$1,688	563	27	(31)	$2,247
Total	$6,470	$2,259	$95	$(100)	$8,724

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2017	$(64,496)	$(31,266)	1,110	$(94,652)
Other comprehensive income before reclassifications	-	70,816	1,204	$72,020
Tax effect	-	-	(422)	$(422)
Other comprehensive income before reclassifications, net of tax	-	70,816	782	$71,598
Amounts reclassified out of AOCI	5,072	-	-	$5,072
Tax effect	(1,521)	-	-	$(1,521)
Amounts reclassified out of AOCI, net of tax	3,551	-	-	$3,551
Net other comprehensive income	$3,551	$70,816	$782	$75,149
Balance at July 1, 2017	$(60,945)	$39,550	$1,892	$(19,503)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2017 and 2016 for the Company's defined benefit pension plans:

	Fiscal quarter ended July 1, 2017		Fiscal quarter ended July 2, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$925	$-	$791
Interest cost	411	1,199	2,889	1,383
Expected return on plan assets	-	(518)	(2,826)	(542)
Amortization of prior service cost	36	18	36	13
Amortization of losses	83	1,523	1,651	1,201
Curtailment and settlement losses	-	330	-	201
Net periodic benefit cost	$530	$3,477	$1,750	$3,047

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 1, 2017 and July 2, 2016 for the Company's defined benefit pension plans:

	Six fiscal months ended July 1, 2017		Six fiscal months ended July 2, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,828	$-	$1,565
Interest cost	821	2,366	5,889	2,736
Expected return on plan assets	-	(1,024)	(5,651)	(1,076)
Amortization of prior service cost	72	36	72	25
Amortization of losses	165	3,001	3,301	2,372
Curtailment and settlement losses	-	652	-	396
Net periodic benefit cost	$1,058	$6,859	$3,611	$6,018

Net periodic benefit cost in 2017 was significantly impacted by the termination and settlement of the Company's qualified U.S. pension plan in December 2016.  The settlement resulted in the immediate recognition of previously unrecognized actuarial items related to the plan in 2016 that were recorded in accumulated other comprehensive income and were being amortized into net periodic pension cost.  A final reconciliation of participant data subject to the settlement annuity contract was completed during the second fiscal quarter of 2017.  The final annuity pricing adjustment and related items did not have a material impact on the Company's financial results.

The Company contributed $4,409 to the Company's Taiwanese pension plans to improve the funded status of those plans in 2017.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2017 and 2016 for the Company's other postretirement benefit plans:

	Fiscal quarter ended July 1, 2017		Fiscal quarter ended July 2, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$33	$67	$32	$68
Interest cost	78	26	85	36
Amortization of prior service (credit)	(209)	-	(209)	-
Amortization of losses (gains)	(23)	15	(7)	17
Net periodic benefit cost	$(121)	$108	$(99)	$121

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 1, 2017 and July 2, 2016 for the Company's other postretirement benefit plans:

	Six fiscal months ended July 1, 2017		Six fiscal months ended July 2, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$66	$131	$63	$135
Interest cost	155	50	170	72
Amortization of prior service (credit)	(418)	-	(418)	-
Amortization of losses (gains)	(46)	29	(15)	34
Net periodic benefit cost	$(243)	$210	$(200)	$241

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Restricted stock units	$676	$1,085	$2,880	2,169
Phantom stock units	-	-	163	117
Stock options	-	-	-	-
Total	$676	$1,085	$3,043	2,286

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 1, 2017 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,251	1.5
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$4,251

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

Restricted Stock Units

RSU activity under the 2007 Program as of July 1, 2017 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2017	1,004	$12.74
Granted	304	15.52
Vested*	(322)	13.54
Cancelled or forfeited	-	-
Outstanding at July 1, 2017	986	$13.34

Expected to vest at July 1, 2017	986

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

Phantom stock unit activity under the phantom stock plan as of July 1, 2017 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2017	145
Granted	10	$16.25
Dividend equivalents issued	1
Outstanding at July 1, 2017	156

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

At December 31, 2016, there were approximately 77,000 options outstanding with a weighted average exercise price of $16.29.  During the six fiscal months ended July 1, 2017, the remaining approximately 77,000 options were exercised.  The total intrinsic value of options exercised during the six fiscal months ended July 1, 2017 was $20.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended July 1, 2017:
Product Sales	$114,035	$155,717	$73,838	$209,146	$92,120	$644,856
Royalty Revenues	-	-	-	36	-	$36
Total Revenue	$114,035	$155,717	$73,838	$209,182	$92,120	$644,892

Gross Profit	$25,315	$41,130	$25,466	$62,090	$18,962	$172,963

Segment Operating Income	$16,637	$36,176	$21,474	$54,688	$14,128	$143,103

Fiscal quarter ended July 2, 2016:
Product Sales	$102,219	$142,118	$68,059	$192,717	$84,856	$589,969
Royalty Revenues	-	-	-	82	-	$82
Total Revenue	$102,219	$142,118	$68,059	$192,799	$84,856	$590,051

Gross Profit	$11,884	$37,258	$21,618	$57,256	$18,112	$146,128

Segment Operating Income	$2,560	$31,550	$15,844	$48,571	$12,632	$111,157

Six fiscal months ended July 1, 2017:
Product Sales	$219,564	$300,612	$139,520	$409,523	$181,889	$1,251,108
Royalty Revenues	-	-	-	42	-	$42
Total Revenue	$219,564	$300,612	$139,520	$409,565	$181,889	$1,251,150

Gross Profit	$45,991	$78,659	$47,767	$123,260	$38,161	$333,838

Segment Operating Income	$28,398	$68,915	$38,389	$108,585	$28,300	$272,587

Six fiscal months ended July 2, 2016:
Product Sales	$203,152	$277,502	$130,834	$376,133	$172,876	$1,160,497
Royalty Revenues	-	-	-	160	-	$160
Total Revenue	$203,152	$277,502	$130,834	$376,293	$172,876	$1,160,657

Gross Profit	$24,471	$69,920	$40,799	$113,040	$35,207	$283,437

Segment Operating Income	$5,178	$58,193	$29,498	$95,454	$23,935	$212,258

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reconciliation:
Segment Operating Income	$143,103	$111,157	$272,587	$212,258
Restructuring and Severance Costs	(481)	(4,467)	(1,950)	(10,942)
Unallocated Selling, General, and Administrative Expenses	(60,586)	(57,282)	(123,913)	(111,360)
Consolidated Operating Income	$82,036	$49,408	$146,724	$89,956
Unallocated Other Income (Expense)	(6,327)	(3,028)	(20,573)	(5,104)
Consolidated Income (Loss) Before Taxes	$75,709	$46,380	$126,151	$84,852

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Numerator:
Numerator for basic earnings per share:
Net earnings attributable to Vishay stockholders	$56,190	$33,086	$92,909	$61,100

Interest savings assuming conversion of dilutive exchangeable notes, net of tax	-	-	-	38

Numerator for diluted earnings per share:
Net earnings attributable to Vishay stockholders - diluted	$56,190	$33,086	$92,909	$61,138

Denominator:
Denominator for basic earnings per share:
Weighted average shares	146,226	147,500	146,173	147,597
Outstanding phantom stock units	155	143	155	142
Adjusted weighted average shares	146,381	147,643	146,328	147,739

Effect of dilutive securities:
Convertible and exchangeable debt instruments	8,651	1,995	8,500	2,311
Restricted stock units	268	207	260	187
Dilutive potential common shares	8,919	2,202	8,760	2,498

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	155,300	149,845	155,088	150,237

Basic earnings per share attributable to Vishay stockholders	$0.38	$0.22	$0.63	$0.41

Diluted earnings per share attributable to Vishay stockholders	$0.36	$0.22	$0.60	$0.41

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Convertible notes:
Convertible Senior Debentures, due 2040	-	20,675	-	20,625
Convertible Senior Debentures, due 2041	8,371	8,230	8,356	8,209
Weighted average employee stock options	-	105	-	105
Weighted average other	581	610	581	610

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 evaluation, and remain convertible subsequent to the July 1, 2017 evaluation.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $13.04, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.87, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.09, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 1, 2017
Assets:
Assets held in rabbi trusts	$43,502	$27,940	$15,562	$-
Available for sale securities	$4,335	4,335	-	-
	$47,837	$32,275	$15,562	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(349)	$-	$-	$(349)
Embedded derivative - convertible debentures due 2041	$(293)	-	-	(293)
Embedded derivative - convertible debentures due 2042	$(184)	-	-	(184)
	$(826)	$-	$-	$(826)
December 31, 2016
Assets:
Assets held in rabbi trusts	$41,917	$27,297	14,620	$-
Available for sale securities	$3,969	3,969	-	-
	$45,886	$31,266	$14,620	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(393)	$-	$-	$(393)
Embedded derivative - convertible debentures due 2041	$(285)	-	-	(285)
Embedded derivative - convertible debentures due 2042	$(176)	-	-	(176)
	$(854)	$-	$-	$(854)

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $105,644 and $100,000 as of July 1, 2017 and December 31, 2016, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of July 1, 2017.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 1, 2017 and December 31, 2016 is approximately $873,500 and $860,600, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $359,493 and $367,049, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 1, 2017 and December 31, 2016, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 1, 2017 and December 31, 2016, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan expired on May 2, 2017.  We repurchased 1,752,454 shares of stock for $23.2 million pursuant to the plan.  No shares were repurchased in 2017.  On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  The Company has not repurchased any stock since the inception of this plan.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense of $164.0 million, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years. We repatriated $38 million and $46 million to the U.S. pursuant to this plan in 2017 and 2016, respectively.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  The strong level of demand that began in the first fiscal quarter of 2017 continued in the second fiscal quarter of 2017.  Net revenues increased versus the prior fiscal quarter and prior year periods.  The continued strong order levels resulted in an increase in nearly all key financial metrics compared to the prior fiscal quarter and prior year periods.

Net revenues for the fiscal quarter ended July 1, 2017 were $644.9 million, compared to $606.3 million and $590.1 million for the fiscal quarters ended April 1, 2017 and July 2, 2016, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 1, 2017 were $56.2 million, or $0.36 per diluted share, compared to $36.7 million, or $0.24 per share for the fiscal quarter ended April 1, 2017 and  $33.1 million, or $0.22 per diluted share for the fiscal quarter ended July 2, 2016.

Net revenues for the six fiscal months ended July 1, 2017 were $1,251.2 million, compared to $1,160.7 million for the six fiscal months ended July 2, 2016.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 1, 2017 were $92.9 million, or $0.60 per diluted share, compared to $61.1 million, or $0.41 per diluted share for the six fiscal months ended July 2, 2016.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

GAAP net earnings attributable to Vishay stockholders	$56,190	$36,719	$33,086	$92,909	$61,100

Reconciling items affecting operating income:
Restructuring and severance costs	$481	$1,469	$4,467	$1,950	$10,942

Reconciling items affecting other income (expense):
Loss on disposal of equity affiliate	$-	$7,060	$-	$7,060	$-
Gain on early extinguishment of debt	-	-	(986)	-	(4,597)

Reconciling items affecting tax expense:
Effects of cash repatriation program	$(1,240)	$(968)	$(1,217)	$(2,208)	$(1,986)
Tax effects of pre-tax items above	(156)	(441)	(1,108)	(597)	(1,995)

Adjusted net earnings	$55,275	$43,839	$34,242	$99,114	$63,464

Adjusted weighted average diluted shares outstanding	155,300	154,876	149,845	155,088	150,237

Adjusted earnings per diluted share *	$0.36	$0.28	$0.23	$0.64	$0.42

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

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016**
Net cash provided by continuing operating activities	$84,592	$43,674	$74,713	$128,266	$95,413
Proceeds from sale of property and equipment	345	943	129	1,288	193
Less: Capital expenditures	(32,399)	(16,668)	(31,317)	(49,067)	(51,073)
Free cash	$$52,538	$27,949	$$43,525	$$80,487	$44,533

**Results have been recast due to the adoption of ASU 2016-09.  See Note 1 to the consolidated condensed financial statements included in Item 1.

Our results for the fiscal quarters ended July 1, 2017, April 1, 2017, and July 2, 2016 and six fiscal months ending July 1, 2017 and July 2, 2016 represent the effects of a strong business environment and order activity, our cost reduction programs, and our organic growth initiatives. We experienced a relatively sharp upturn in demand in the first fiscal quarter of 2017 that continued in the second fiscal quarter of 2017 and further improved results. Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2016 through the second fiscal quarter of 2017 (dollars in thousands):

	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017

Net revenues	$590,051	$591,955	$570,819	$606,258	$644,892

Gross profit margin	24.8%	26.0%	23.2%	26.5%	26.8%

Operating margin (1)	8.4%	9.7%	-8.0%	10.7%	12.7%

End-of-period backlog	$579,800	$608,100	$653,400	$836,500	$1,034,000

Book-to-bill ratio	1.02	1.04	1.11	1.29	1.27

Inventory turnover	4.20	4.20	4.40	4.50	4.60

Change in ASP vs. prior quarter	-0.7%	-0.9%	-1.2%	-1.3%	-0.7%

(1)  Operating margin for the second, third, and fourth fiscal quarters of 2016 and the first and second fiscal quarters of 2017 includes $4.5 million, $1.2 million, $7.1 million, $1.5 million, and $0.5 million, respectively, of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2016 includes $1.6 million of indefinite-lived intangible assets impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and second fiscal quarter of 2016.  The continued strong demand substantially increased the backlog while the book-to-bill ratio across all segments remained high.  Distributors, particularly in Europe and Asia, continue to drive the high order rate.  The high order rates have increased product delivery leadtimes, especially in our semiconductor product lines, but also in several passive component product lines.  Many of our product lines are operating at or near capacity.  Our average selling prices continue to decline, although at a slower pace, primarily due to our commodity semiconductor products.

Gross profit margin increased versus the prior fiscal quarter and the second fiscal quarter of 2016.  The increases are primarily due to volume, the effects of our cost reduction programs, and manufacturing efficiencies, partially offset by decreases in average selling prices.

The book-to-bill ratio in the second fiscal quarter of 2017 remained very strong at 1.27 versus 1.29 in the first fiscal quarter of 2017.  The book-to-bill ratios in the second fiscal quarter of 2017 for distributors and original equipment manufacturers ("OEM") were 1.43 and 1.06, respectively, versus ratios of 1.43 and 1.11, respectively, during the first fiscal quarter of 2017.

For the third fiscal quarter of 2017, we anticipate revenues between $630 million and $670 million and gross margins of 26% to 28%.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2016 through the second fiscal quarter of 2017 (dollars in thousands):

	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017
MOSFETs
Net revenues	$102,219	$101,687	$101,497	$105,529	$114,035

Book-to-bill ratio	0.94	1.03	1.14	1.37	1.37

Gross profit margin	11.6%	16.2%	17.0%	19.6%	22.2%

Segment operating margin	2.5%	7.4%	9.4%	11.1%	14.6%

Diodes
Net revenues	$142,118	$141,127	$135,291	$144,895	$155,717

Book-to-bill ratio	1.02	1.06	1.22	1.44	1.41

Gross profit margin	26.2%	25.8%	21.1%	25.9%	26.4%

Segment operating margin	22.2%	22.6%	17.7%	22.6%	23.2%

Optoelectronic Components
Net revenues	$68,059	$72,801	$68,491	$65,682	$73,838

Book-to-bill ratio	1.15	0.98	0.99	1.16	1.11

Gross profit margin	31.8%	33.3%	32.1%	34.0%	34.5%

Segment operating margin	23.3%	27.9%	25.9%	25.8%	29.1%

Resistors & Inductors
Net revenues	$192,799	$192,041	$185,503	$200,383	$209,182

Book-to-bill ratio	1.02	0.99	1.08	1.22	1.23

Gross profit margin	29.7%	30.6%	27.5%	30.5%	29.7%

Segment operating margin	25.2%	27.0%	23.7%	26.9%	26.1%

Capacitors
Net revenues	$84,856	$84,299	$80,037	$89,769	$92,120

Book-to-bill ratio	1.03	1.20	1.03	1.25	1.14

Gross profit margin	21.3%	21.3%	17.1%	21.4%	20.6%

Segment operating margin	14.9%	15.7%	11.5%	15.8%	15.3%

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

The initially-planned production transfer achieved the expected improvement in contributive margin percentage and fixed cost reduction; however, as a result of a decrease in net revenues since the plan was first initiated, gross margin for the MOSFETs segment remained below 20%.

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

We recorded $0.4 million of restructuring and severance expenses in the first six fiscal months of 2017 for the expenses that were recognizable under GAAP during the period and $23.9 million of restructuring and severance expenses since the MOSFETs Enhanced Competitiveness Program was implemented.

As a result of our cost reduction activities in our MOSFETs segment, we have established a solid and competitive cost basis for future growth.  Segment gross margin improved to 22.2% in the second fiscal quarter of 2017 (which also reflects higher revenues).

Programs were also initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $0.5 million of restructuring and severance expenses in the second fiscal quarter of 2017 for expenses that were recognizable under GAAP during the period and $25.2 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the second fiscal quarter of 2017 compared to the prior quarter, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior quarter, but stronger compared to the prior year quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter of 2017 have been unfavorably impacted (compared to the prior quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency and favorably impacted (compared to the prior year quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $105.6 million as of July 1, 2017.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of products sold	73.2%	73.5%	75.2%	73.3%	75.6%
Gross profit	26.8%	26.5%	24.8%	26.7%	24.4%
Selling, general & administrative expenses	14.0%	15.6%	15.6%	14.8%	15.7%
Operating income (loss)	12.7%	10.7%	8.4%	11.7%	7.8%
Income (loss) before taxes and noncontrolling interest	11.7%	8.3%	7.9%	10.1%	7.3%
Net earnings (loss) attributable to Vishay stockholders	8.7%	6.1%	5.6%	7.4%	5.3%
________
Effective tax rate	25.5%	26.7%	28.4%	26.0%	27.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$644,892	$606,258	$590,051	$1,251,150	$1,160,657

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$38,634	6.4%
July 2, 2016	$54,841	9.3%	$90,493	7.8%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	6.0%	14.0%	12.6%
Decrease in average selling prices	-0.7%	-2.8%	-2.9%
Foreign currency effects	1.0%	-1.0%	-1.0%
Other	0.1%	-0.9%	-0.9%
Net change	6.4%	9.3%	7.8%

We experienced a substantial, broad-based increase in demand for our products in the first fiscal quarter of 2017, which continued in the second fiscal quarter of 2017 and resulted in increased net revenues compared to the prior fiscal quarter and prior year periods.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $23.3 million, $21.5 million, and $20.0 million for the fiscal quarters ended July 1, 2017, April 1, 2017, and July 2, 2016, respectively, or 3.5%, 3.4%, and 3.3% of gross revenues, respectively.  Actual credits issued under the programs during the fiscal quarters ended July 1, 2017, April 1, 2017 and July 2, 2016 were $20.1 million, $23.4 million, and $14.7 million, respectively.  We recorded deductions from gross revenues under our distributor incentive programs of $44.8 million and $41.9 million for the six fiscal months ended July 1, 2017 and July 2, 2016, respectively, or 3.5% and 3.5% of gross revenues, respectively.  Actual credits issued under the programs during the six fiscal months ended July 1, 2017 and July 2, 2016 were $43.5 million and $41.2 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended July 1, 2017 were 26.8%, versus 26.5% and 24.8%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended July 1, 2017 were 26.7%, versus 24.4% for the comparable prior year period.  The increase is due primarily to increased sales volume.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation, and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$114,035	$105,529	$102,219	$219,564	$203,152
Gross profit margin	22.2%	19.6%	11.6%	20.9%	12.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$8,506	8.1%
July 2, 2016	$11,816	11.6%	$16,412	8.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	8.2%	15.6%	13.8%
Decrease in average selling prices	-0.5%	-2.7%	-4.1%
Foreign currency effects	0.4%	-0.4%	-0.4%
Other	0.0%	-0.9%	-1.2%
Net change	8.1%	11.6%	8.1%

In the fiscal quarter and six fiscal months ended July 1, 2017, the MOSFETs segment achieved significant growth in net revenues versus the corresponding prior year periods. The significant increase in volume, especially with Asian end customers and also Asian and European distributors, was only partially offset by declining average selling prices and other negative factors.  The significant growth versus the prior fiscal quarter was mainly achieved with Asian distributors. Our IC products business contributed strongly to the growth.

The gross profit margin for the second fiscal quarter and first six fiscal months of 2017 was significantly higher than the prior year periods.  The increases are primarily attributable to the revenue growth and the implemented cost reduction program (see below), which exceeded the impact from lower average selling prices and cost inflation. The prior year periods were also burdened by the recognition of fixed costs in inventory produced in 2015 due to the restructuring program and sold in the second fiscal quarter of 2016. The increase of the gross profit margin versus the prior quarter is primarily due to higher volume.

The friendly business climate led to slightly lower pricing pressure in the second fiscal quarter 2017 for our established MOSFETs products. We have experienced a slight decline in average selling prices versus the prior quarter and a moderate decline versus the prior year periods.

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

We continue to make capital and R&D investments in this business.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$155,717	$144,895	$142,118	$300,612	$277,502
Gross profit margin	26.4%	25.9%	26.2%	26.2%	25.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$10,822	7.5%
July 2, 2016	$13,599	9.6%	$23,110	8.3%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	7.2%	14.9%	13.7%
Decrease in average selling prices	-0.5%	-3.4%	-3.5%
Foreign currency effects	0.8%	-0.8%	-0.8%
Other	0.0%	-1.1%	-1.1%
Net change	7.5%	9.6%	8.3%

The Diodes segment achieved significant growth in net revenues in the fiscal quarter and six fiscal months ended July 1, 2017 versus the corresponding prior year periods. Significant volume increases, especially in Asia, were only partially offset by declining average selling prices and other negative factors.  Significant revenue growth was also achieved versus the prior fiscal quarter primarily due to volume growth, especially with Asian distributors.

The gross profit margin increased slightly versus the prior quarter and prior year periods primarily due to volume growth and cost reduction activities, which were partially offset by declining average selling prices and cost inflation.

Typical pricing pressure for our established Diodes products continues. We have experienced a slight decline versus the prior fiscal quarter and a moderate price decline versus the prior year periods.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$73,838	$65,682	$68,059	$139,520	$130,834
Gross profit margin	34.5%	34.0%	31.8%	34.2%	31.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$8,156	12.4%
July 2, 2016	$5,779	8.5%	$8,686	6.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	12.6%	15.3%	12.0%
Decrease in average selling prices	-1.2%	-4.4%	-3.4%
Foreign currency effects	1.2%	-0.9%	-1.0%
Other	-0.2%	-1.5%	-1.0%
Net change	12.4%	8.5%	6.6%

In the fiscal quarter and six fiscal months ended July 1, 2017, the Optoelectronic Components segment achieved significant growth in net revenues versus the corresponding prior year periods. The volume increases, especially with distributors in all regions, were only partially offset by declining average selling prices, a decrease in sales of mobile sensor products to Asian end customers, and other negative factors.  The significant growth versus the prior fiscal quarter was primarily due to increased sales to distributors.

The gross profit margin increased slightly versus the fiscal quarter ended July 2, 2016 and moderately versus the six fiscal months ended July 2, 2016.  The significant volume increase and a more profitable sales mix, were partially offset by lower average selling prices and cost inflation.  Gross profit margin increased slightly versus the prior fiscal quarter primarily due to an increase in volume.

The pricing pressure for our established Optoelectronic Components products continues. We have experienced a slight decline versus the prior fiscal quarter and a moderate price decline versus the prior year periods.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$209,182	$200,383	$192,799	$409,565	$376,293
Gross profit margin	29.7%	30.5%	29.7%	30.1%	30.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$8,799	4.4%
July 2, 2016	$16,383	8.5%	$33,272	8.8%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	3.6%	12.8%	13.5%
Decrease in average selling prices	-0.4%	-2.2%	-2.4%
Foreign currency effects	1.2%	-1.2%	-1.4%
Other	0.0%	-0.9%	-0.9%
Net change	4.4%	8.5%	8.8%

Net revenues of the Resistors & Inductors segment increased moderately versus the prior fiscal quarter and significantly versus the prior year periods. All regions experienced significant growth in net revenues versus the prior quarter and prior year periods, with Asia experiencing the largest increase. Distribution and the industrial and automotive end-markets contributed the most to the revenue increase.

The gross profit margin of the Resistors & Inductors segment remained stable versus the prior year periods and declined slightly versus the prior fiscal quarter.  Average selling price reduction and inflationary elements were partially offset by the benefits of the cost reduction program.  Foreign currency effects had an unfavorable impact on gross profit margin  compared to the prior year periods.

Average selling prices declined slightly versus the prior fiscal quarter and prior year periods, consistent with historical performance.

Capital spending projects are underway in response to the increased market demand for certain product lines.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment. See "Cost Management" above and Note 2 to our consolidated condensed financial statements.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$92,120	$89,769	$84,856	$181,889	$172,876
Gross profit margin	20.6%	21.4%	21.3%	21.0%	20.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2017		Six fiscal months ended July 1, 2017
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2017	$2,351	2.6%
July 2, 2016	$7,264	8.6%	$9,013	5.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	2.5%	12.3%	8.5%
Decrease in average selling prices	-1.2%	-1.9%	-1.5%
Foreign currency effects	1.4%	-1.2%	-1.4%
Other	-0.1%	-0.6%	-0.4%
Net change	2.6%	8.6%	5.2%

Net revenues of the Capacitors segment for the fiscal quarter and six fiscal months ended July 1, 2017 have increased slightly versus the prior fiscal quarter and significantly versus the prior year periods. Net revenues were particularly strong in the Europe and Americas regions.  Region Asia reported an increase in net revenues versus the prior year periods, but a slight decrease versus the prior fiscal quarter.  Distribution experienced a significant increase in net revenues.  The industrial and automotive end-markets remained stable.

The gross profit margin decreased slightly versus prior fiscal quarter and prior year fiscal quarter.  Cost savings could not offset the inflationary effects and decreased average selling prices.  In addition, there was upward price pressure for certain metals, which unfavorably impacts gross profit margin.

Average selling prices decreased slightly versus the prior fiscal quarter and the prior year periods.

Capital spending projects are underway in response to the increased market demand for certain product lines.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 2 to our consolidated condensed financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total SG&A expenses	$90,446	$94,718	$92,253	$185,164	$182,539
as a percentage of revenues	14.0%	15.6%	15.6%	14.8%	15.7%

SG&A expenses for the second fiscal quarter were better than expected.  The overall decrease in SG&A expenses versus the prior quarter and prior year quarter is primarily attributable to the benefits of our restructuring programs (see "Cost Management" above) and lower amortization expense (see below), partially offset by general salary and cost inflation.  The decrease in SG&A expenses as a percentage of revenues is primarily attributable to higher revenues.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2017	April 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Amortization of intangible assets	$3,430	$3,968	$3,630	$7,398	$7,240

Certain intangible assets became fully amortized in the second fiscal quarter of 2017.  In September 2016, we began to amortize our Siliconix tradenames, which were previously considered indefinite-lived, over their estimated remaining useful life of 10 years.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 1, 2017 increased $0.3 million and $0.8 million versus the fiscal quarters ended April 1, 2017 and July 2, 2016, respectively.  Interest expense for the six fiscal months ended July 1, 2017 increased by $1.1 million versus the six fiscal months ended July 2, 2016.  The increases are primarily attributable to higher average outstanding balances and slightly higher interest rates on our revolving credit facility in the fiscal quarter and six fiscal months ended July 1, 2017.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 1, 2017	April 1, 2017	Change
Foreign exchange gain (loss)	$(760)	$(1,661)	$901
Interest income	1,534	1,263	271
Other	(25)	2	(27)
	$749	$(396)	$1,145

	Fiscal quarters ended
	July 1, 2017	July 2, 2016	Change
Foreign exchange gain (loss)	$(760)	$1,246	$(2,006)
Interest income	1,534	1,034	500
Other	(25)	(24)	(1)
	$749	$2,256	$(1,507)

	Six fiscal months ended
	July 1, 2017	July 2, 2016	Change
Foreign exchange gain (loss)	$(2,421)	$919	$(3,340)
Interest income	2,797	2,167	630
Other	(23)	(51)	28
	$353	$3,035	$(2,682)

Income Taxes

For the fiscal quarter ended July 1, 2017, our effective tax rate was 25.5%, as compared to 26.7% and 28.4% for the fiscal quarters ended April 1, 2017 and July 2, 2016, respectively.  For the six fiscal months ended July 1, 2017, our effective tax rate was 26.0%, as compared to 27.7% for the six fiscal months ended July 2, 2016.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Income tax expense for the fiscal quarter and six fiscal months ended July 1, 2017 includes $1.2 million and $2.2 million, respectively, for the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015. The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date. Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  During the second fiscal quarter of 2017, we repatriated $38.0 million pursuant to this program.

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

During the six fiscal months ended July 1, 2017, the liabilities for unrecognized tax benefits decreased by $2.2 million on a net basis, principally due to payments and settlements, partially offset by increases for tax positions taken in prior periods, interest, and foreign currency effects.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended July 1, 2017.  We expect to generate free cash in 2017 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $100 million of our outstanding common stock.  The stock repurchase plan expired on May 2, 2017.  We repurchased 1,752,454 shares of stock for $23.2 million pursuant to the plan, all of which occurred in 2016.

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  The Company has not repurchased any stock since the inception of this plan.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At July 1, 2017 and December 31, 2016, $133 million and $143 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at July 1, 2017.  Our interest expense coverage ratio and leverage ratio were 13.95 to 1 and 1.75 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $143 million at December 31, 2016. We borrowed $283 million and repaid $293 million on our credit facility during the six fiscal months ended July 1, 2017.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $219.7 million and the highest amount outstanding on our credit facility at a month end was $273 million during the six fiscal months ended July 1, 2017.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 evaluation, and remain convertible subsequent to the July 1, 2017 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and the first and second fiscal quarters of 2017.  Such debentures will remain convertible until September 30, 2017, at which time the conversion criteria will be reevaluated. At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2042 continues to be classified as a noncurrent liability on the consolidated condensed balance sheets.  No conversions have occurred to date.  The convertible debentures due 2040 and due 2041 are not currently convertible.

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

As of July 1, 2017, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have operating cash needs.

Our substantially undrawn credit facility provides us with significant liquidity in the United States.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.  We repatriated $38.0 million and $46.0 million pursuant to this program in 2017 and 2016, respectively.  We continuously monitor legislative developments in the U.S. and other jurisdictions where we operate, and can adapt our repatriation strategy to the extent necessary or prudent, based on changes in law, tax rates, or other regulations.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.5% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at July 1, 2017 and December 31, 2016 (in thousands):

	July 1, 2017	December 31, 2016

Credit facility	$133,000	$143,000
Convertible senior debentures, due 2040*	109,291	108,120
Convertible senior debentures, due 2041*	56,072	55,442
Convertible senior debentures, due 2042*	61,956	61,341
Deferred financing costs	(9,990)	(10,880)
Total debt	350,329	357,023

Cash and cash equivalents	561,032	471,781
Short-term investments	626,172	626,627

Net cash and short-term investments (debt)	$836,875	$741,385

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

Our financial condition as of July 1, 2017 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.1 to 1 as of December 31, 2016.  The increase in the ratio is primarily due to increases in accounts receivable, inventory, and cash and cash equivalents.  Our ratio of total debt to Vishay stockholders' equity was 0.20 to 1 at July 1, 2017, as compared to 0.23 at December 31, 2016.  The decrease in the ratio is primarily due to the decrease in long-term debt and increases in retained earnings (accumulated deficit) and accumulated other comprehensive income (loss).

Cash flows provided by operating activities were $128.3 million for the six fiscal months ended July 1, 2017, as compared to cash flows provided by operations of $95.4 million for the six fiscal months ended July 2, 2016.  The improvement in operating cash flows reflects an increase in net earnings and favorable other operating activities.  Cash flows provided by operating activities for the six fiscal months ended July 1, 2017 and July 2, 2016 were negatively impacted by $4.4 million and $17.0 million, respectively, of cash contributions to our Taiwanese pension plans.

Cash paid for property and equipment for the six fiscal months ended July 1, 2017 was $49.1 million, as compared to $51.1 million for the six fiscal months ended July 2, 2016. We expect capital spending of approximately $165 million in 2017.  The increase from the beginning of the year is due to advancing expansion projects to satisfy demand in certain product lines.

Cash paid for dividends to our common and Class B common stockholders totalled $18.3 million and $18.4 million for the six fiscal months ended July 1, 2017 and July 2, 2016, respectively.  We expect dividend payments in 2017 to total approximately $36.5 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 1, 2017	$9,136	March
Three fiscal months ended July 1, 2017	9,141	June

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

10.1
Amended and restated Vishay Intertechnology, Inc. 162(m) Cash Bonus Plan. Incorporated by reference to Annex A to our definitive proxy statement, dated March 31, 2017, for our 2017 Annual Meeting of Stockholders.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 1, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  August 3, 2017