Form 10-Q
period 2017-09-30
VISHAY INTERTECHNOLOGY INC
filed 2017-10-26
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2017

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
☐ Yes  ☒ No

As of October 23, 2017, the registrant had 131,874,587 shares of its common stock and 12,129,227 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 30, 2017

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,385	$471,781
Short-term investments	668,185	626,627
Accounts receivable, net	329,422	274,027
Inventories:
Finished goods	131,367	109,075
Work in process	178,173	162,311
Raw materials	128,036	109,859
Total inventories	437,576	381,245

Prepaid expenses and other current assets	112,394	110,792
Total current assets	2,122,962	1,864,472

Property and equipment, at cost:
Land	91,905	89,753
Buildings and improvements	595,628	570,932
Machinery and equipment	2,399,972	2,283,222
Construction in progress	63,766	71,777
Allowance for depreciation	(2,298,431)	(2,166,813)
Property and equipment, net	852,840	848,871

Goodwill	142,545	141,407

Other intangible assets, net	73,154	84,463

Other assets	142,753	138,588
Total assets	$3,334,254	$3,077,801

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$25	$3
Trade accounts payable	181,988	174,107
Payroll and related expenses	138,616	114,576
Other accrued expenses	151,883	149,131
Income taxes	18,085	19,033
Total current liabilities	490,597	456,850

Long-term debt less current portion	356,938	357,023
Deferred income taxes	289,526	286,797
Other liabilities	67,712	59,725
Accrued pension and other postretirement costs	273,851	257,789
Total liabilities	1,478,624	1,418,184

Redeemable convertible debentures	252,889	88,659

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,200	13,385
Class B convertible common stock	1,213	1,213
Capital in excess of par value	1,753,369	1,952,988
(Accumulated deficit) retained earnings	(177,075)	(307,417)
Accumulated other comprehensive income (loss)	10,158	(94,652)
Total Vishay stockholders' equity	1,600,865	1,565,517
Noncontrolling interests	1,876	5,441
Total equity	1,602,741	1,570,958
Total liabilities, temporary equity, and equity	$3,334,254	$3,077,801

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 30, 2017	October 1, 2016

Net revenues	$677,883	$591,955
Costs of products sold	488,610	438,054
Gross profit	189,273	153,901

Selling, general, and administrative expenses	93,701	93,916
Restructuring and severance costs	3,244	1,197
Impairment of intangible assets	-	1,559
Operating income	92,328	57,229

Other income (expense):
Interest expense	(6,938)	(6,165)
Other	798	(380)
Total other income (expense)	(6,140)	(6,545)

Income before taxes	86,188	50,684

Income tax expense	21,605	14,088

Net earnings	64,583	36,596

Less: net earnings attributable to noncontrolling interests	179	156

Net earnings attributable to Vishay stockholders	$64,404	$36,440

Basic earnings per share attributable to Vishay stockholders	$0.44	$0.25

Diluted earnings per share attributable to Vishay stockholders	$0.41	$0.24

Weighted average shares outstanding - basic	145,728	146,924

Weighted average shares outstanding - diluted	156,701	149,894

Cash dividends per share	$0.0625	$0.0625

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 30, 2017	October 1, 2016

Net earnings	$64,583	$36,596

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	1,292	1,923

Foreign currency translation adjustment	28,149	8,585

Unrealized gain on available-for-sale securities	220	318

Other comprehensive income	29,661	10,826

Comprehensive income	94,244	47,422

Less: comprehensive income attributable to noncontrolling interests	179	156

Comprehensive income attributable to Vishay stockholders	$94,065	$47,266

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016

Net revenues	$1,929,033	$1,752,612
Costs of products sold	1,405,922	1,315,274
Gross profit	523,111	437,338

Selling, general, and administrative expenses	278,865	276,455
Restructuring and severance costs	5,194	12,139
Impairment of intangible assets	-	1,559
Operating income	239,052	147,185

Other income (expense):
Interest expense	(20,804)	(18,901)
Other	1,151	2,655
Loss on disposal of equity affiliate	(7,060)	-
Gain on early extinguishment of debt	-	4,597
Total other income (expense)	(26,713)	(11,649)

Income before taxes	212,339	135,536

Income taxes	54,398	37,559

Net earnings	157,941	97,977

Less: net earnings attributable to noncontrolling interests	628	437

Net earnings attributable to Vishay stockholders	$157,313	$97,540

Basic earnings per share attributable to Vishay stockholders	$1.08	$0.66

Diluted earnings per share attributable to Vishay stockholders	$1.01	$0.65

Weighted average shares outstanding - basic	146,128	147,470

Weighted average shares outstanding - diluted	155,626	150,125

Cash dividends per share	$0.1875	$0.1875

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016

Net earnings	$157,941	$97,977

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	4,843	5,448

Foreign currency translation adjustment	98,965	18,633

Unrealized gain on available-for-sale securities	1,002	1,664

Other comprehensive income	104,810	25,745

Comprehensive income	262,751	123,722

Less: comprehensive income attributable to noncontrolling interests	628	437

Comprehensive income attributable to Vishay stockholders	$262,123	$123,285

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016
		(recast - see Note 1)
Operating activities
Net earnings	$157,941	$97,977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,319	119,143
(Gain) loss on disposal of property and equipment	(106)	(1,373)
Accretion of interest on convertible debentures	3,703	3,425
Inventory write-offs for obsolescence	12,157	17,085
Impairment of intangible assets	-	1,559
Loss on disposal of equity affiliate	7,060	-
Deferred income taxes	9,115	(1,750)
Gain on early extinguishment of debt	-	(4,597)
Other	6,531	(4,944)
Net change in operating assets and liabilities, net of effects of businesses acquired	(71,875)	(13,455)
Net cash provided by operating activities	245,845	213,070

Investing activities
Capital expenditures	(84,790)	(81,346)
Proceeds from sale of property and equipment	1,484	1,241
Purchase of short-term investments	(598,937)	(472,938)
Maturity of short-term investments	610,573	491,867
Other investing activities	(6,663)	2,886
Net cash provided by (used in) investing activities	(78,333)	(58,290)

Financing activities
Principal payments on long-term debt and capital leases	-	(34,044)
Net proceeds (payments) on revolving credit lines	(5,000)	(41,000)
Common stock repurchases	(37,564)	(16,981)
Net changes in short-term borrowings	22	(626)
Dividends paid to common stockholders	(25,054)	(25,329)
Dividends paid to Class B common stockholders	(2,274)	(2,274)
Proceeds from stock options exercised	1,260	-
Distributions to noncontrolling interests	(1,140)	(707)
Acquisition of noncontrolling interests	(4,100)	-
Cash withholding taxes paid when shares withheld for vested equity awards	(1,971)	(442)
Other financing activities	(1,255)	-
Net cash provided by (used in) financing activities	(77,076)	(121,403)
Effect of exchange rate changes on cash and cash equivalents	13,168	2,703

Net increase (decrease) in cash and cash equivalents	103,604	36,080

Cash and cash equivalents at beginning of period	471,781	475,507
Cash and cash equivalents at end of period	$575,385	$511,587

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,385	$1,213	$1,952,988	$(307,417)	$(94,652)	$1,565,517	$5,441	$1,570,958
Cumulative effect of accounting change for adoption of ASU 2016-09 (see Note 1)	-	-	-	386	-	386	-	386
Net earnings	-	-	-	157,313	-	157,313	628	157,941
Other comprehensive income	-	-	-	-	104,810	104,810	-	104,810
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Temporary equity reclassification	-	-	(164,230)	-	-	(164,230)	-	(164,230)
Common stock repurchase (2,127,183 shares)	(213)	-	(37,351)	-	-	(37,564)	-	(37,564)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($ 0.1875 per share)	-	-	29	(27,357)	-	(27,328)	-	(27,328)
Stock compensation expense	-	-	3,719	-	-	3,719	-	3,719
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at September 30, 2017	$13,200	$1,213	$1,753,369	$(177,075)	$10,158	$1,600,865	$1,876	$1,602,741

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the fiscal quarter and nine fiscal months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Company  adopted the ASU on January 1, 2017.  The ASU allowed prospective adoption of certain aspects, while requiring retrospective adoption of other aspects of the guidance.  The Company recognized a cumulative-effect adjustment for previously unrecognized excess tax benefits in January 1, 2017 retained earnings (accumulated deficit) of $386.  The Company reclassified $442 of cash withholding taxes paid when shares were withheld for vested equity awards in the accompanying consolidated condensed statement of cash flows for the nine fiscal months ended October 1, 2016 to financing cash flows.  The Company retrospectively reclassified excess tax benefits as operating cash flows on the consolidated condensed statement of cash flows.  The Company will recognize forfeitures on its stock-based awards as they occur.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
MOSFETs Enhanced Competitiveness Program	$2,463	$675	$2,911	$5,700
Global Cost Reduction Programs	781	986	2,283	6,903
Modules Production Transfer Program	-	(464)	-	(464)
Total	$3,244	$1,197	$5,194	$12,139

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

As a result of a review of the financial results and outlook for the Company's MOSFETs segment following the completion of production transfers, in November 2016, the Company determined to implement further cost reductions for the MOSFETs segment.

In November 2016, the Company announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  The Company expects to incur cash charges of approximately $7,000 to $8,000, primarily related to severance, to implement these additional steps.  The total cash charges for the MOSFETs Enhanced Competitiveness Program are expected to be $26,000 to $27,000.  The Company expects to maintain its R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	2,911
Cash paid	(5,897)
Balance at September 30, 2017	$3,246

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $380 are included in the expenses incurred in 2017 in the table above.  The current portion of the liability is $2,586 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

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

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period. The Company recorded $13,373 of expenses for this program, primarily in 2013 and 2014.  Substantially all amounts related to this program have been paid as of September 30, 2017.

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	2,283
Cash paid	(5,779)
Foreign currency translation	319
Balance at September 30, 2017	$3,087

The following table summarizes the expense recognized by segment related to this program:

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Diodes	$(13)	$210	$-	$788
Optoelectronic Components	-	-	242	953
Resistors & Inductors	468	641	1,403	3,163
Capacitors	88	36	334	459
Unallocated Selling, General, and Administrative Expenses	238	99	304	1,540
Total	$781	$986	$2,283	$6,903

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $550 are included in the expenses incurred in 2017 in the tables above.  The current portion of the liability is $2,478 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 30, 2017 and October 1, 2016 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

Income tax expense for the fiscal quarter and nine fiscal months ended September 30, 2017 includes $892 and $3,100, respectively, for the periodic remeasurement of the deferred tax liability recorded for the cash repatriation program compared to $1,402 and $3,388 for the fiscal quarter and nine fiscal months ended October 1, 2016, respectively.  The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date. Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  During the second fiscal quarter of 2017, the Company repatriated $38,000 pursuant to this program.

During the nine fiscal months ended September 30, 2017, the liabilities for unrecognized tax benefits decreased by $2,463 on a net basis, due to payments and settlements, partially offset by increases for tax positions taken in the current period, interest, and foreign currency effects.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016

Credit facility	$138,000	$143,000
Convertible senior debentures, due 2040	109,864	108,120
Convertible senior debentures, due 2041	56,372	55,442
Convertible senior debentures, due 2042	62,247	61,341
Deferred financing costs	(9,545)	(10,880)
	356,938	357,023
Less current portion	-	-
	$356,938	$357,023

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the September 28, 2017 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective September 14, 2017 (per $1 principal amount)	76.9650	56.1650	90.4924
Effective conversion price effective September 14, 2017 (per share)	$12.99	$17.80	$11.05
130% of the conversion price (per share)	$16.89	$23.14	$14.37
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 and July 1, 2017 evaluations, and remain convertible subsequent to the September 30, 2017 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and first, second, and third fiscal quarters of 2017.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods in the third fiscal quarter of 2017.  The debentures due 2040 and due 2042 will remain convertible until December 31, 2017, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock. The excess of the amount that the Company would pay to the holders of the debentures due 2040 and due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated condensed financial statements. The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a non-current liability on the consolidated condensed balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value
September 30, 2017
Due 2040	$275,000	(165,432)	296	$109,864	$110,094
Due 2041	$150,000	(93,900)	272	$56,372	$62,246
Due 2042	$150,000	(87,916)	163	$62,247	$57,874
Total	$575,000	$(347,248)	$731	$228,483	$230,214

December 31, 2016
Due 2040	$275,000	(167,273)	393	$108,120	$110,094
Due 2041	$150,000	(94,843)	285	$55,442	$62,246
Due 2042	$150,000	(88,835)	176	$61,341	$57,874
Total	$575,000	$(350,951)	$854	$224,903	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 30, 2017
Due 2040	$1,547	626	22	(53)	$2,142
Due 2041	$844	321	11	(21)	$1,155
Due 2042	$844	312	13	(21)	$1,148
Total	$3,235	$1,259	$46	$(95)	$4,445

October 1, 2016
Due 2040	$1,547	579	22	(115)	$2,033
Due 2041	$844	296	11	(102)	$1,049
Due 2042	$844	291	13	(71)	$1,077
Total	$3,235	$1,166	$46	$(288)	$4,159

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 30, 2017
Due 2040	$4,641	1,841	66	(97)	$6,451
Due 2041	$2,532	943	35	(13)	$3,497
Due 2042	$2,532	919	40	(13)	$3,478
Total	$9,705	$3,703	$141	$(123)	$13,426

October 1, 2016
Due 2040	$4,641	1,702	66	(150)	$6,259
Due 2041	$2,532	869	35	(136)	$3,300
Due 2042	$2,532	854	40	(102)	$3,324
Total	$9,705	$3,425	$141	$(388)	$12,883

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2017	$(64,496)	$(31,266)	1,110	$(94,652)
Other comprehensive income before reclassifications	-	98,965	1,542	$100,507
Tax effect	-	-	(540)	$(540)
Other comprehensive income before reclassifications, net of tax	-	98,965	1,002	$99,967
Amounts reclassified out of AOCI	6,918	-	-	$6,918
Tax effect	(2,075)	-	-	$(2,075)
Amounts reclassified out of AOCI, net of tax	4,843	-	-	$4,843
Net other comprehensive income	$4,843	$98,965	$1,002	$104,810
Balance at September 30, 2017	$(59,653)	$67,699	$2,112	$10,158

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2017 and 2016 for the Company's defined benefit pension plans:

	Fiscal quarter ended September 30, 2017		Fiscal quarter ended October 1, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$948	$-	$790
Interest cost	411	1,247	2,945	1,361
Expected return on plan assets	-	(519)	(2,825)	(529)
Amortization of prior service cost	36	19	36	12
Amortization of losses	82	1,595	1,650	1,196
Curtailment and settlement losses	-	331	-	205
Net periodic benefit cost	$529	$3,621	$1,806	$3,035

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 30, 2017 and October 1, 2016 for the Company's defined benefit pension plans:

	Nine fiscal months ended September 30, 2017		Nine fiscal months ended October 1, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,776	$-	$2,355
Interest cost	1,232	3,613	8,834	4,097
Expected return on plan assets	-	(1,543)	(8,476)	(1,605)
Amortization of prior service cost	108	55	108	37
Amortization of losses	247	4,596	4,951	3,568
Curtailment and settlement losses	-	983	-	601
Net periodic benefit cost	$1,587	$10,480	$5,417	$9,053

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2017 and 2016 for the Company's other postretirement benefit plans:

	Fiscal quarter ended September 30, 2017		Fiscal quarter ended October 1, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$33	$71	$31	$67
Interest cost	77	26	85	36
Amortization of prior service (credit)	(209)	-	(209)	-
Amortization of losses (gains)	(24)	16	(8)	17
Net periodic benefit cost	$(123)	$113	$(101)	$120

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 30, 2017 and October 1, 2016 for the Company's other postretirement benefit plans:

	Nine fiscal months ended September 30, 2017		Nine fiscal months ended October 1, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$99	$202	$94	$202
Interest cost	232	76	255	108
Amortization of prior service (credit)	(627)	-	(627)	-
Amortization of losses (gains)	(70)	45	(23)	51
Net periodic benefit cost	$(366)	$323	$(301)	$361

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Restricted stock units	$676	$1,085	$3,556	3,254
Phantom stock units	-	-	163	117
Stock options	-	-	-	-
Total	$676	$1,085	$3,719	3,371

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 30, 2017 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,575	1.2
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$3,575

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

Restricted Stock Units

RSU activity under the 2007 Program as of September 30, 2017 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2017	1,004	$12.74
Granted	304	15.52
Vested*	(322)	13.54
Cancelled or forfeited	-	-
Outstanding at September 30, 2017	986	$13.34

Expected to vest at September 30, 2017	986

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

Phantom stock unit activity under the phantom stock plan as of September 30, 2017 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2017	145
Granted	10	$16.25
Dividend equivalents issued	2
Outstanding at September 30, 2017	157

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

At December 31, 2016, there were approximately 77,000 options outstanding with a weighted average exercise price of $16.29.  During the nine fiscal months ended September 30, 2017, the remaining approximately 77,000 options were exercised.  The total intrinsic value of options exercised during the nine fiscal months ended September 30, 2017 was $20.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 30, 2017:
Product Sales	$126,522	$160,711	$76,740	$217,593	$96,309	$677,875
Royalty Revenues	-	-	-	8	-	$8
Total Revenue	$126,522	$160,711	$76,740	$217,601	$96,309	$677,883

Gross Profit	$32,307	$42,942	$28,901	$65,541	$19,582	$189,273

Segment Operating Income	$23,391	$37,991	$25,012	$58,267	$14,688	$159,349

Fiscal quarter ended October 1, 2016:
Product Sales	$101,687	$141,127	$72,801	$191,989	$84,299	$591,903
Royalty Revenues	-	-	-	52	-	$52
Total Revenue	$101,687	$141,127	$72,801	$192,041	$84,299	$591,955

Gross Profit	$16,443	$36,444	$24,250	$58,768	$17,996	$153,901

Segment Operating Income	$7,493	$31,832	$20,340	$51,861	$13,210	$124,736

Nine fiscal months ended September 30, 2017:
Product Sales	$346,086	$461,323	$216,260	$627,116	$278,198	$1,928,983
Royalty Revenues	-	-	-	50	-	$50
Total Revenue	$346,086	$461,323	$216,260	$627,166	$278,198	$1,929,033

Gross Profit	$78,298	$121,601	$76,668	$188,801	$57,743	$523,111

Segment Operating Income	$51,789	$106,906	$63,401	$166,852	$42,988	$431,936

Nine fiscal months ended October 1, 2016:
Product Sales	$304,839	$418,629	$203,635	$568,122	$257,175	$1,752,400
Royalty Revenues	-	-	-	212	-	$212
Total Revenue	$304,839	$418,629	$203,635	$568,334	$257,175	$1,752,612

Gross Profit	$40,914	$106,364	$65,049	$171,808	$53,203	$437,338

Segment Operating Income	$12,671	$90,025	$49,838	$147,315	$37,145	$336,994

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reconciliation:
Segment Operating Income	$159,349	$124,736	$431,936	$336,994
Restructuring and Severance Costs	(3,244)	(1,197)	(5,194)	(12,139)
Impairment of Intangible Assets	-	(1,559)	-	(1,559)
Unallocated Selling, General, and Administrative Expenses	(63,777)	(64,751)	(187,690)	(176,111)
Consolidated Operating Income	$92,328	$57,229	$239,052	$147,185
Unallocated Other Income (Expense)	(6,140)	(6,545)	(26,713)	(11,649)
Consolidated Income (Loss) Before Taxes	$86,188	$50,684	$212,339	$135,536

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Numerator:
Numerator for basic earnings per share:
Net earnings attributable to Vishay stockholders	$64,404	$36,440	$157,313	$97,540

Interest savings assuming conversion of dilutive exchangeable notes, net of tax	-	-	-	38

Numerator for diluted earnings per share:
Net earnings attributable to Vishay stockholders - diluted	$64,404	$36,440	$157,313	$97,578

Denominator:
Denominator for basic earnings per share:
Weighted average shares	145,572	146,781	145,973	147,327
Outstanding phantom stock units	156	143	155	143
Adjusted weighted average shares	145,728	146,924	146,128	147,470

Effect of dilutive securities:
Convertible and exchangeable debt instruments	10,480	2,541	9,160	2,387
Restricted stock units	493	423	338	266
Other	-	6	-	2
Dilutive potential common shares	10,973	2,970	9,498	2,655

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	156,701	149,894	155,626	150,125

Basic earnings per share attributable to Vishay stockholders	$0.44	$0.25	$1.08	$0.66

Diluted earnings per share attributable to Vishay stockholders	$0.41	$0.24	$1.01	$0.65

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Convertible notes:
Convertible Senior Debentures, due 2040	-	-	-	13,750
Convertible Senior Debentures, due 2041	8,401	8,268	8,371	8,229
Weighted average employee stock options	-	77	-	96
Weighted average other	379	415	514	545

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 and July 1, 2017 evaluations, and remain convertible subsequent to the September 30, 2017 evaluation.   The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.99, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.80, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.05, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Assets held in rabbi trusts	$44,262	$28,240	$16,022	$-
Available for sale securities	$4,511	4,511	-	-
	$48,773	$32,751	$16,022	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(296)	$-	$-	$(296)
Embedded derivative - convertible debentures due 2041	$(272)	-	-	(272)
Embedded derivative - convertible debentures due 2042	$(163)	-	-	(163)
	$(731)	$-	$-	$(731)
December 31, 2016
Assets:
Assets held in rabbi trusts	$41,917	$27,297	14,620	$-
Available for sale securities	$3,969	3,969	-	-
	$45,886	$31,266	$14,620	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(393)	$-	$-	$(393)
Embedded derivative - convertible debentures due 2041	$(285)	-	-	(285)
Embedded derivative - convertible debentures due 2042	$(176)	-	-	(176)
	$(854)	$-	$-	$(854)

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $300,000 and $100,000 as of September 30, 2017 and December 31, 2016, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of September 30, 2017.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at September 30, 2017 and December 31, 2016 is approximately $963,100 and $860,600, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $365,752 and $367,049, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At September 30, 2017 and December 31, 2016, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 30, 2017 and December 31, 2016, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  The Company repurchased 2,127,183 shares of stock for $37.6 million since the inception of this plan.  Additionally, we repurchased 1,752,454 shares of stock for $23.2 million pursuant to our stock repurchase plan that began in May 2016 and expired on May 2, 2017.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  We experienced a continued high level of demand in virtually all end-markets in the third fiscal quarter of 2017.  Net revenues increased versus the prior fiscal quarter and prior year periods.  The continued strong order levels resulted in an increase in several key financial metrics compared to the prior fiscal quarter and prior year periods.

Net revenues for the fiscal quarter ended September 30, 2017 were $677.9 million, compared to $644.9 million and $592.0 million for the fiscal quarters ended July 1, 2017 and October 1, 2016, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 30, 2017 were $64.4 million, or $0.41 per diluted share, compared to $56.2 million, or $0.36 per share for the fiscal quarter ended July 1, 2017 and  $36.4 million, or $0.24 per diluted share for the fiscal quarter ended October 1, 2016.

Net revenues for the nine fiscal months ended September 30, 2017 were $1,929.0 million, compared to $1,752.6 million for the nine fiscal months ended October 1, 2016.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 30, 2017 were $157.3 million, or $1.01 per diluted share, compared to $97.5 million, or $0.65 per diluted share for the nine fiscal months ended October 1, 2016.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016

GAAP net earnings attributable to Vishay stockholders	$64,404	$56,190	$36,440	$157,313	$97,540

Reconciling items affecting operating income:
Restructuring and severance costs	$3,244	$481	$1,197	$5,194	$12,139
Impairment of intangible assets	-	-	1,559	-	1,559

Reconciling items affecting other income (expense):
Loss on disposal of equity affiliate	$-	$-	$-	$7,060	$-
Gain on early extinguishment of debt	-	-	-	-	(4,597)

Reconciling items affecting tax expense:
Effects of cash repatriation program	$(892)	$(1,240)	$(1,402)	$(3,100)	$(3,388)
Effects of changes in uncertain tax positions	(804)	-	-	(804)	-
Tax effects of pre-tax items above	(674)	(156)	(441)	(1,271)	(2,436)

Adjusted net earnings	$65,278	$55,275	$37,353	$164,392	$100,817

Adjusted weighted average diluted shares outstanding	156,701	155,300	149,894	155,626	150,125

Adjusted earnings per diluted share *	$0.42	$0.36	$0.25	$1.06	$0.67

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

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016**
Net cash provided by continuing operating activities	$117,579	$84,592	$117,657	$245,845	$213,070
Proceeds from sale of property and equipment	196	345	1,048	1,484	1,241
Less: Capital expenditures	(35,723)	(32,399)	(30,273)	(84,790)	(81,346)
Free cash	$82,052	$52,538	$88,432	$162,539	132,965

**Results have been recast due to the adoption of ASU 2016-09.  See Note 1 to the consolidated condensed financial statements included in Item 1.

Our results for the fiscal quarters ended September 30, 2017, July 1, 2017, and October 1, 2016 and nine fiscal months ending September 30, 2017 and October 1, 2016 represent  the effects of a strong business environment and order activity, our cost reduction programs, and our organic growth initiatives. We experienced a relatively sharp upturn in demand in the first half of 2017 that continued in the third fiscal quarter of 2017 and further improved results. Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2016 through the third fiscal quarter of 2017 (dollars in thousands):

	3rd Quarter 2016	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017	3rd Quarter 2017

Net revenues	$591,955	$570,819	$606,258	$644,892	$677,883

Gross profit margin	26.0%	23.2%	26.5%	26.8%	27.9%

Operating margin (1)	9.7%	-8.0%	10.7%	12.7%	13.6%

End-of-period backlog	$608,100	$653,400	$836,500	$1,034,000	$1,122,200

Book-to-bill ratio	1.04	1.11	1.29	1.27	1.11

Inventory turnover	4.20	4.40	4.50	4.60	4.50

Change in ASP vs. prior quarter	-0.9%	-1.2%	-1.3%	-0.7%	-0.1%

(1)  Operating margin for the third and fourth fiscal quarters of 2016 and the first, second, and third fiscal quarters of 2017 includes $1.2 million, $7.1 million, $1.5 million, $0.5 million, and $3.2 million, respectively, of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the third fiscal quarter of 2016 includes $1.6 million of indefinite-lived intangible assets impairment charges.

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and third fiscal quarter of 2016.  The continued strong demand further increased the backlog while the book-to-bill ratio remains high.  Distributors, particularly in Europe and Asia, continue to drive the high order rate.  We are increasing manufacturing capacities and output of our key product lines, but the high order rates have increased product delivery leadtimes and even caused some shortages of supply, especially in our semiconductor product lines.  Many of our product lines are operating at or near capacity.  Sequentially, average selling prices were virtually stable, reflective of the strong business environment.

Gross profit margin increased versus the prior fiscal quarter and the third fiscal quarter of 2016.  The increases are primarily due to volume, the effects of our cost reduction programs, and manufacturing efficiencies, partially offset by decreases in average selling prices versus the third fiscal quarter of 2016.

The book-to-bill ratio in the third fiscal quarter of 2017 remained strong at 1.11 versus 1.27 in the second fiscal quarter of 2017.  The book-to-bill ratios in the third fiscal quarter of 2017 for distributors and original equipment manufacturers ("OEM") were 1.15 and 1.06, respectively, versus ratios of 1.43 and 1.06, respectively, during the second fiscal quarter of 2017.

For the fourth fiscal quarter of 2017, we anticipate revenues between $645 million and $685 million and gross margins of 26% to 28% at the exchange rates of the third fiscal quarter.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2016 through the third fiscal quarter of 2017 (dollars in thousands):

	3rd Quarter 2016	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017	3rd Quarter 2017
MOSFETs
Net revenues	$101,687	$101,497	$105,529	$114,035	$126,522

Book-to-bill ratio	1.03	1.14	1.37	1.37	1.19

Gross profit margin	16.2%	17.0%	19.6%	22.2%	25.5%

Segment operating margin	7.4%	9.4%	11.1%	14.6%	18.5%

Diodes
Net revenues	$141,127	$135,291	$144,895	$155,717	$160,711

Book-to-bill ratio	1.06	1.22	1.44	1.41	1.18

Gross profit margin	25.8%	21.1%	25.9%	26.4%	26.7%

Segment operating margin	22.6%	17.7%	22.6%	23.2%	23.6%

Optoelectronic Components
Net revenues	$72,801	$68,491	$65,682	$73,838	$76,740

Book-to-bill ratio	0.98	0.99	1.16	1.11	0.94

Gross profit margin	33.3%	32.1%	34.0%	34.5%	37.7%

Segment operating margin	27.9%	25.9%	25.8%	29.1%	32.6%

Resistors & Inductors
Net revenues	$192,041	$185,503	$200,383	$209,182	$217,601

Book-to-bill ratio	0.99	1.08	1.22	1.23	1.15

Gross profit margin	30.6%	27.5%	30.5%	29.7%	30.1%

Segment operating margin	27.0%	23.7%	26.9%	26.1%	26.8%

Capacitors
Net revenues	$84,299	$80,037	$89,769	$92,120	$96,309

Book-to-bill ratio	1.20	1.03	1.25	1.14	0.97

Gross profit margin	21.3%	17.1%	21.4%	20.6%	20.3%

Segment operating margin	15.7%	11.5%	15.8%	15.3%	15.3%

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

As a result of a review of the financial results and outlook for the MOSFETs segment following the completion of production transfers, in November 2016, we determined to implement further cost reductions for the MOSFETs segment.

In November 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  The extended program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at our Santa Clara, California facility to other Vishay facilities or third-party subcontractors.

We expect to incur cash charges of approximately $7 million to $8 million, primarily related to severance, to implement these additional steps.  We expect to realize annualized savings of approximately $8 million to $9 million as a result of these additional initiatives.  These savings have been largely achieved by the end of the third fiscal quarter of 2017, with some minor impacts still to be realized.  We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

The total cash charges for the MOSFETs Enhanced Competitiveness Program are expected to be $26 million to $27 million.

We recorded $2.9 million of restructuring and severance expenses in the first nine fiscal months of 2017 for the expenses that were recognizable under GAAP during the period and $26.4 million of restructuring and severance expenses since the MOSFETs Enhanced Competitiveness Program was implemented.

As a result of our cost reduction activities in our MOSFETs segment, we have established a solid and competitive cost basis for future growth.  Segment gross margin has improved to acceptable levels in the second and third fiscal quarters of 2017 (which also reflects higher revenues).

Programs were also initiated in 2015.  The programs initiated in 2015 include a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes) when fully implemented, at expected cash costs of approximately $30 million.  The implementation of these programs will not impact planned R&D activities, or our growth initiatives in Asian markets.  We recorded $0.8 million of restructuring and severance expenses in the third fiscal quarter of 2017 for expenses that were recognizable under GAAP during the period and $26.0 million of restructuring and severance expenses since these programs were initiated.  The remaining expenses associated with these programs will be recorded as they become recognizable under GAAP.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The dollar generally was weaker during the third fiscal quarter of 2017 compared to the prior quarter and prior year quarter, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior quarter and prior year quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the third fiscal quarter of 2017 have been unfavorably impacted (compared to the prior quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency and favorably impacted (compared to the prior year quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

We enter into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $300.0 million as of September 30, 2017.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  The forward contracts are carried at fair value in our consolidated condensed balance sheets.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in our consolidated condensed statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of products sold	72.1%	73.2%	74.0%	72.9%	75.0%
Gross profit	27.9%	26.8%	26.0%	27.1%	25.0%
Selling, general & administrative expenses	13.8%	14.0%	15.9%	14.5%	15.8%
Operating income	13.6%	12.7%	9.7%	12.4%	8.4%
Income before taxes and noncontrolling interest	12.7%	11.7%	8.6%	11.0%	7.7%
Net earnings attributable to Vishay stockholders	9.5%	8.7%	6.2%	8.2%	5.6%
________
Effective tax rate	25.1%	25.5%	27.8%	25.6%	27.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$677,883	$644,892	$591,955	$1,929,033	$1,752,612

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$32,991	5.1%
October 1, 2016	$85,928	14.5%	$176,421	10.1%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	3.1%	15.9%	13.8%
Decrease in average selling prices	-0.1%	-2.4%	-2.7%
Foreign currency effects	2.1%	1.6%	-0.1%
Other	0.0%	-0.6%	-0.9%
Net change	5.1%	14.5%	10.1%

We experienced a substantial, broad-based increase in demand for our products in the first half of 2017, which continued in the third fiscal quarter of 2017 and resulted in increased net revenues compared to the prior fiscal quarter and prior year periods.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits.  We recorded deductions from gross revenues under our distributor incentive programs of $22.4 million, $23.3 million, and $23.5 million for the fiscal quarters ended September 30, 2017, July 1, 2017, and October 1, 2016, respectively, or 3.2%, 3.5%, and 3.8% of gross revenues, respectively.  Actual credits issued under the programs during the fiscal quarters ended September 30, 2017, July 1, 2017 and October 1, 2016 were $28.1 million, $20.1 million, and $25.6 million, respectively.  We recorded deductions from gross revenues under our distributor incentive programs of $67.2 million and $65.4 million for the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively, or 3.4% and 3.6% of gross revenues, respectively.  Actual credits issued under the programs during the nine fiscal months ended September 30, 2017 and October 1, 2016 were $71.6 million and $66.8 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended September 30, 2017 were 27.9%, versus 26.8% and 26.0%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended September 30, 2017 were 27.1%, versus 25.0% for the comparable prior year period.  The increase is due primarily to increased sales volume.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation, and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$126,522	$114,035	$101,687	$346,086	$304,839
Gross profit margin	25.5%	22.2%	16.2%	22.6%	13.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$12,487	11.0%
October 1, 2016	$24,835	24.4%	$41,247	13.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	9.9%	27.1%	18.3%
Decrease in average selling prices	-0.1%	-2.3%	-3.4%
Foreign currency effects	1.0%	0.7%	-0.1%
Other	0.2%	-1.1%	-1.3%
Net change	11.0%	24.4%	13.5%

In the fiscal quarter and nine fiscal months ended September 30, 2017, the MOSFETs segment significantly increased its net revenue versus prior year periods and the already improved results of the prior fiscal quarter. The growth was achieved by significant volume increases in all regions and sales channels and particularly in Asia, the segment's biggest market. Declining average selling prices and other negative factors had only small offsetting effects on the growth.  Our IC products business contributed strongly to the growth.

The gross profit margin for the third fiscal quarter and first nine fiscal months of 2017 was significantly higher than the prior year periods.  The increases are primarily attributable to the revenue growth and the implemented cost reduction program (see below), which exceeded the impact from lower average selling prices and cost inflation. The prior year periods were also burdened by the recognition of fixed costs in inventory produced in 2015 due to the restructuring program and sold beginning in the second fiscal quarter of 2016. The increase of the gross profit margin versus the prior fiscal quarter was primarily due to higher volume.

The positive business climate led to lower pricing pressure in the third fiscal quarter of 2017 for our established MOSFETs products. We have experienced a minimal decline in average selling prices versus the prior fiscal quarter and only moderate declines versus the prior year periods.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment. The planned production transfers were substantially implemented by the end of the first fiscal quarter of 2016 and began to provide improvement in the third fiscal quarter of 2016.

As a result of a review of the financial results and outlook for the MOSFETs segment following the completion of production transfers, we determined to implement further cost reductions. In November 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program. The revised program includes various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at our Santa Clara, California facility to other Vishay facilities or third-party subcontractors. We expect to maintain our R&D and management presence in the Silicon Valley area, even after the cessation of manufacturing operations there.

We expect to incur cash charges of approximately $7 to $8 million, primarily related to severance, to implement these additional steps, and expect to realize annualized cost savings of approximately $8 to $9 million as a result of these additional initiatives. See "Cost Management" above and Note 2 to our consolidated condensed financial statements.

We continue to make capital and R&D investments in this business.  We are in the process of increasing manufacturing volume at third-party foundries and maximizing the output of our internal fab to meet the increased demand.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$160,711	$155,717	$141,127	$461,323	$418,629
Gross profit margin	26.7%	26.4%	25.8%	26.4%	25.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$4,994	3.2%
October 1, 2016	$19,584	13.9%	$42,694	10.2%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	2.1%	16.9%	14.8%
Decrease in average selling prices	-0.6%	-3.3%	-3.4%
Foreign currency effects	1.7%	1.3%	-0.1%
Other	0.0%	-1.0%	-1.1%
Net change	3.2%	13.9%	10.2%

The Diodes segment achieved significant growth in net revenues in the fiscal quarter and the nine fiscal months ended September 30, 2017 versus the corresponding prior year periods. Significant volume increases, especially in Asia and Europe, were partially offset by declining average selling prices and other negative factors.  Moderate revenue growth was achieved versus the already strong prior fiscal quarter primarily due to volume growth, especially in Europe, and positive foreign currency effects of a stronger euro.

The gross profit margin increased slightly versus the prior fiscal quarter and prior year periods primarily due to volume growth and cost reduction activities, which were partially offset by declining average selling prices and cost inflation.

Typical pricing pressure for our established Diodes products continues. We have experienced a slight decline versus the prior fiscal quarter and moderate price declines versus the prior year periods.

We are increasing manufacturing capacity in all critical lines to meet the increased demand.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$76,740	$73,838	$72,801	$216,260	$203,635
Gross profit margin	37.7%	34.5%	33.3%	35.5%	31.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$2,902	3.9%
October 1, 2016	$3,939	5.4%	$12,625	6.2%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	1.7%	6.0%	9.8%
Decrease in average selling prices	0.0%	-2.1%	-3.0%
Foreign currency effects	2.2%	1.6%	0.0%
Other	0.0%	-0.1%	-0.6%
Net change	3.9%	5.4%	6.2%

In the fiscal quarter and the nine fiscal months ended September 30, 2017, the Optoelectronic Components segment achieved significant growth in net revenues versus the corresponding prior year periods. The volume increases, especially with distributors in all regions and European end customers, were only partially offset by a decrease in sales of our mobile sensor products in Asia, declining average selling prices, and other negative factors.  The moderate growth versus the prior fiscal quarter was primarily achieved by an increase in the sales volume of our mobile sensor products to Asian end customers and positive currency effects of a stronger euro.

The gross profit margin increased moderately versus the prior fiscal quarter and prior year periods.  The increases versus the prior year periods were primarily attributable to the significant volume increases and a more profitable sales mix, which were partially offset by lower average selling prices and cost inflation.  The positive net impact of foreign currency effects from a stronger euro, a slight volume increase, and a favorable liability settlement were primarily attributable for the increase versus the prior fiscal quarter.

The overall positive business environment resulted in reduced pricing pressure for our established Optoelectronic Components products. We have experienced a slight decline versus the prior year fiscal quarter and a moderate price decline versus the prior year-to-date period.  There was no decrease in the average selling prices versus the prior fiscal quarter.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$217,601	$209,182	$192,041	$627,166	$568,334
Gross profit margin	30.1%	29.7%	30.6%	30.1%	30.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$8,419	4.0%
October 1, 2016	$25,560	13.3%	$58,832	10.4%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	1.3%	13.5%	13.5%
Decrease in average selling prices	-0.3%	-2.1%	-2.3%
Foreign currency effects	2.7%	2.2%	-0.2%
Other	0.3%	-0.3%	-0.6%
Net change	4.0%	13.3%	10.4%

Net revenues of the Resistors & Inductors segment increased moderately versus the prior fiscal quarter and significantly versus the prior year periods. The Europe and Americas regions experienced the most significant growth in net revenues versus the prior quarter and prior year periods.  Almost all end-markets contributed to the growth.  Distribution and the industrial and automotive end-markets contributed the most to the revenue increases.

The gross profit margin increased slightly versus the prior fiscal quarter.  Better efficiencies due to higher sales volume and favorable foreign currency effects contributed to the better performance.  The gross profit margin declined slightly versus the prior year periods.  The slight decrease was primarily due to decreased average selling prices and inflationary effects, which were partially offset by the impacts of higher sales volume.

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

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$96,309	$92,120	$84,299	$278,198	$257,175
Gross profit margin	20.3%	20.6%	21.3%	20.8%	20.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 30, 2017		Nine fiscal months ended September 30, 2017
	Change in net revenues	% change	Change in net revenues	% change
July 1, 2017	$4,189	4.5%
October 1, 2016	$12,010	14.2%	$21,023	8.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.8%	14.5%	10.5%
Change in average selling prices	1.1%	-2.0%	-1.7%
Foreign currency effects	2.6%	2.1%	-0.3%
Other	0.0%	-0.4%	-0.3%
Net change	4.5%	14.2%	8.2%

Net revenues of the Capacitors segment for the fiscal quarter and nine fiscal months ended September 30, 2017 have increased moderately versus the prior fiscal quarter and significantly versus the prior year periods.  Region Asia contributed the most to the revenue increase, while the Americas and Europe regions also reported strong revenues.  The industrial end-market reported strong revenues, while distribution reported the largest increase.  The automotive end-market remained stable.

The gross profit margin decreased slightly versus the prior fiscal quarter and prior year fiscal quarter primarily due to unfavorable product mix and inflationary effects.  Decreased average selling prices also negatively impacted the gross profit margin versus the prior year fiscal quarter.  The negative impacts were partially offset by the positive impacts of better efficiencies and the cost reduction program.  The gross profit margin increased slightly versus the prior year-to-date period, primarily due to better efficiencies from increased sales volume.

Average selling prices increased slightly versus the prior fiscal quarter, which is unusual in our industry and reflective of a positive business environment.  Average selling prices have decreased slightly versus the prior year periods.

Capital spending projects are underway in response to the increased market demand for certain product lines.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. See "Cost Management" above and Note 2 to our consolidated condensed financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Total SG&A expenses	$93,701	$90,446	$93,916	$278,865	$276,455
as a percentage of revenues	13.8%	14.0%	15.9%	14.5%	15.8%

SG&A expenses are virtually stable versus the prior year quarter and prior year-to-date periods.  The effects of our cost reduction programs have generally offset general salary and cost inflation and negative foreign currency effects.  SG&A expenses for the fiscal quarter increased slightly versus the prior fiscal quarter, in line with expectations when adjusting for the impact of foreign currency effects.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 30, 2017	July 1, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amortization of intangible assets	$3,432	$3,430	$3,594	$10,830	$10,834

Certain intangible assets became fully amortized in the second fiscal quarter of 2017.  In September 2016, we began to amortize our Siliconix tradenames, which were previously considered indefinite-lived, over their estimated remaining useful life of 10 years.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 30, 2017 decreased $0.1 million and increased $0.8 million versus the fiscal quarters ended July 1, 2017 and October 1, 2016, respectively.  Interest expense for the nine fiscal months ended September 30, 2017 increased by $1.9 million versus the nine fiscal months ended October 1, 2016.  The increases are primarily attributable to higher average outstanding balances and slightly higher interest rates on our revolving credit facility in the fiscal quarter and nine fiscal months ended September 30, 2017.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 30, 2017	July 1, 2017	Change
Foreign exchange gain (loss)	$(904)	$(760)	$(144)
Interest income	1,802	1,534	268
Other	(100)	(25)	(75)
	$798	$749	$49

	Fiscal quarters ended
	September 30, 2017	October 1, 2016	Change
Foreign exchange gain (loss)	$(904)	$(1,516)	$612
Interest income	1,802	1,033	769
Other	(100)	103	(203)
	$798	$(380)	$1,178

	Nine fiscal months ended
	September 30, 2017	October 1, 2016	Change
Foreign exchange gain (loss)	$(3,325)	$(597)	$(2,728)
Interest income	4,599	3,200	1,399
Other	(123)	52	(175)
	$1,151	$2,655	$(1,504)

Income Taxes

For the fiscal quarter ended September 30, 2017, our effective tax rate was 25.1%, as compared to 25.5% and 27.8% for the fiscal quarters ended July 1, 2017 and October 1, 2016, respectively.  For the nine fiscal months ended September 30, 2017, our effective tax rate was 25.6%, as compared to 27.7% for the nine fiscal months ended October 1, 2016.  The effective tax rate is generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.

Income tax expense for the fiscal quarter and nine fiscal months ended September 30, 2017 includes $0.9 million and $3.1 million, respectively, for the remeasurement of the deferred tax liability recorded for the cash repatriation program announced in the fourth fiscal quarter of 2015. The cash repatriation program is expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date. Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  During the second fiscal quarter of 2017, we repatriated $38.0 million pursuant to this program.

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

During the nine fiscal months ended September 30, 2017, the liabilities for unrecognized tax benefits decreased by $2.5 million on a net basis, principally due to payments and settlements, partially offset by increases for tax positions taken in prior periods, interest, and foreign currency effects.

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

We continued to generate positive cash flows from operations and free cash during the fiscal quarter ended September 30, 2017.  We expect to generate free cash in 2017 in line with our history.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  We repurchased 2,127,183 shares of stock for $37.6 million since the inception of this plan.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At September 30, 2017 and December 31, 2016, $138 million and $143 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at September 30, 2017.  Our interest expense coverage ratio and leverage ratio were 15.06 to 1 and 1.61 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $143 million at December 31, 2016. We borrowed $418 million and repaid $423 million on our credit facility during the nine fiscal months ended September 30, 2017.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $213.4 million and the highest amount outstanding on our credit facility at a month end was $273 million during the nine fiscal months ended September 30, 2017.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017 and July 1, 2017 evaluations, and remain convertible subsequent to the September 30, 2017 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and the first, second, and third fiscal quarters of 2017.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable period in the third fiscal quarter of 2017.  Such debentures will remain convertible until December 31, 2017, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a noncurrent liability on the consolidated condensed balance sheets.  No conversions have occurred to date.  The convertible debentures due 2041 are not currently convertible.

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

As of September 30, 2017, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Certain payments, such as cash dividends to stockholders, share repurchases, and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have operating cash needs.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.52% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

Credit facility	$138,000	$143,000
Convertible senior debentures, due 2040*	109,864	108,120
Convertible senior debentures, due 2041*	56,372	55,442
Convertible senior debentures, due 2042*	62,247	61,341
Deferred financing costs	(9,545)	(10,880)
Total debt	356,938	357,023

Cash and cash equivalents	575,385	471,781
Short-term investments	668,185	626,627

Net cash and short-term investments (debt)	$886,632	$741,385

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

Our financial condition as of September 30, 2017 continued to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, as compared to 4.1 to 1 as of December 31, 2016.  The increase in the ratio is primarily due to increases in accounts receivable, inventory, cash and cash equivalents, and short-term investments.  Our ratio of total debt to Vishay stockholders' equity was 0.22 to 1 at September 30, 2017, as compared to 0.23 at December 31, 2016.  The decrease in the ratio is primarily due to increases in retained earnings (accumulated deficit) and accumulated other comprehensive income (loss).

Cash flows provided by operating activities were $245.8 million for the nine fiscal months ended September 30, 2017, as compared to cash flows provided by operations of $213.1 million for the nine fiscal months ended October 1, 2016.  The improvement in operating cash flows reflects an increase in net earnings.  Cash flows provided by operating activities for the nine fiscal months ended September 30, 2017 and October 1, 2016 were negatively impacted by $4.4 million and $17.0 million, respectively, of cash contributions to our Taiwanese pension plans.

Cash paid for property and equipment for the nine fiscal months ended September 30, 2017 was $84.8 million, as compared to $81.3 million for the nine fiscal months ended October 1, 2016. We expect capital spending of approximately $165 million in 2017.  The increase from the beginning of the year is due to advancing expansion projects to satisfy demand in certain product lines.

Cash paid for dividends to our common and Class B common stockholders totalled $27.3 million and $27.6 million for the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively.  We expect dividend payments in 2017 to total approximately $36.4 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 1, 2017	$9,136	March
Three fiscal months ended July 1, 2017	9,141	June
Three fiscal months ended September 30, 2017	9,050	September

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; an inability to attract and retain highly qualified personnel, particularly in respect of our acquired businesses; uncertainty related to the effects of changes in foreign currency exchange rates; delays or difficulties in implementing our cost management strategies; and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  The following table provides information about repurchases of the Company's common stock during the three-month period ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 2 - July 29	-	$-	-	$-	$-
July 30 - August 26	898,499	$17.23	898,499	$15,484,861	$134,515,139
August 27 - September 30	1,228,684	$17.97	1,228,684	$22,078,938	$112,436,201
Total	2,127,183	$17.66	2,127,183	$37,563,799	$112,436,201

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  October 26, 2017