Form 10-K
period 2017-12-31
VISHAY INTERTECHNOLOGY INC
filed 2018-02-16
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($16.60 on July 1, 2017), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,237,000,000. There is no non-voting stock outstanding.

As of February 14, 2018, registrant had 132,007,719 shares of its common stock and 12,097,427 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2017, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2017

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

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990's, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay's global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, or grow our high margin niche businesses. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; the wet tantalum capacitor business of KEMET Corporation in 2008; the resistor businesses of Huntington Electric in 2011; HiRel Systems in 2012; MCB Industrie in 2013; Holy Stone Polytech in 2014; and UltraSource in 2018.

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

	Years Ended December 31,
	2017	2016	2015

Asia	42%	41%	40%
Europe	35%	35%	34%
Americas	23%	24%	26%

The share of net revenues by end market was as follows:

	Years Ended December 31,
	2017	2016	2015

Industrial	36%	34%	35%
Automotive	28%	28%	26%
Computing	8%	7%	8%
Telecommunications	7%	8%	10%
Consumer Products	6%	7%	7%
Power Supplies	6%	6%	5%
Military and Aerospace	5%	6%	5%
Medical	4%	4%	4%

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

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash" (see "Overview" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 21 years and "free cash" in excess of $80 million in each of the past 16 years. We expect the benefits of our restructuring and other cost cutting measures (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2017, our cash and short-term investment balance exceeded our debt balance by $924.7 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through December 10, 2020, of which $486.2 million was available as of December 31, 2017.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Cost Management

We place a strong emphasis on controlling our costs. We focus on controlling fixed costs and reducing variable costs. When our ongoing cost management activities are not adequate, we take actions to maintain our cost competitiveness including restructuring our business to improve efficiency and operating performance.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment, continued
MOSFETs	Film Resistors, continued
• Low-Voltage TrenchFET® Power MOSFETs	• Power Thick Film Resistors
• Medium-Voltage Power MOSFETs	• Metal Oxide Film Resistors
• High-Voltage Planar MOSFETs	• Carbon Film Resistors
• High-Voltage Super Junction MOSFETs	Wirewound Resistors
• Automotive-Grade MOSFETs	• Vitreous, Cemented, and Housed Resistors
ICs	• Braking and Neutral Grounding Resistors
• VRPower® DrMOS Integrated Power Stages	• Custom Load Banks
• Power Management and Power Control ICs	Power Metal Strip® Resistors
• Smart Load Switches	Battery Management Shunts
• Analog Switches and Multiplexers	Crowbar and Steel Blade Resistors
Thermo Fuses
Diodes Segment	Chip Fuses
Rectifiers	Pyrotechnic Initiators / Igniters
• Schottky Rectifiers	Variable Resistors
• Ultra-Fast Recovery Rectifiers	• Cermet Variable Resistors
• Standard and Fast Recovery Rectifiers	• Wirewound Variable Resistors
• High-Power Rectifiers/Diodes	• Conductive Plastic Variable Resistors
• Bridge Rectifiers	• Contactless Potentiometers
Small-Signal Diodes	• Hall Effect Position Sensors
• Schottky and Switching Diodes	• Precision Magnetic Encoders
• Zener Diodes	Networks/Arrays
• RF PIN Diodes	RF and Microwave Resistors
Protection Diodes	High Voltage Resistors
• TVS TransZorb® and PAR® (uni-directional, bi-directional)	Dividers
• ESD Protection Diodes (including arrays)	Non-Linear Resistors and Temperature Sensors
Thyristors/SCR	• NTC Thermistors
• Phase-Control Thyristors	• PTC Thermistors
• Fast Thyristors	• Thin Film RTDs
Power Modules	• Varistors
• Input Modules (diodes and thyristors)	Magnetics
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	• Power Inductors
• Custom Modules	• Power Chokes
• High Frequency RF Inductors
Optoelectronic Components Segment	• Magnetic Actuators
Infrared Emitters and Detectors	• Wireless Charging Coils
Optical Sensors	• Planar Devices
• Proximity	• Transformers
• Ambient Light	• Custom Magnetics
• Light Index (RGBW, UV, IR)	Connectors
• Humidity
• Quadrant Sensors	Capacitors Segment
• Transmissive	Tantalum Capacitors
• Reflective	• Molded Chip Tantalum Capacitors
Infrared Remote Control Receivers	• Molded Chip Polymer Tantalum Capacitors
Optocouplers	• Tantalum MAP Capacitors
• Phototransistor, Photodarlington	• Polymer Tantalum MAP Capacitors
• Linear	• Coated Chip Tantalum Capacitors
• Phototriac	• Solid Through-Hole Tantalum Capacitors
• High Speed	• Wet Tantalum Capacitors
• IGBT and MOSFET Driver	Ceramic Capacitors
Solid-State Relays	• Multilayer Chip Capacitors
LEDs and 7-Segment Displays	• Disc Capacitors
Infrared Data Transceiver Modules	• Multilayer Chip RF Capacitors
Custom Products	• Chip Antennas
• Thin Film Capacitors
Resistors & Inductors Segment	Film Capacitors
Film Resistors	Power Capacitors
• Metal Film Resistors	Heavy-Current Capacitors
• Thin Film Resistors	Aluminum Electrolytic Capacitors
• Thick Film Resistors	ENYCAPTM Energy Storage Capacitors

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. The distribution of sales by customer type for 2017 is shown below:

Distributors	57%
OEMs	36%
EMS companies	7%

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

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

·	MOSFETs: Infineon, Nexperia, ON Semiconductor, Rohm, STMicroelectronics, Toshiba.

·	Diodes: Diodes, Inc., Infineon, Nexperia, ON Semiconductor, STMicroelectronics.

·	Optoelectronic Components: Broadcom, OSRAM Opto Semiconductors, Rohm, Sharp, Toshiba.

·	Resistors and Inductors: Bourns, KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

·	Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, TDK-EPCOS, Yageo.

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

Recently there has been a considerable amount of consolidation activity in the electronic component industry, some of which involved our primary competitors.  We view the industry consolidation as an opportunity for us to gain business as an independent second-source supplier.

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

Employees

As of December 31, 2017, we employed approximately 23,000 full time employees, of whom approximately 91% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union.  Our relationship with our employees is generally good.  However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

The following corporate governance related documents are also available on our website:

·	Corporate Governance Principles
·	Code of Business Conduct and Ethics
·	Code of Ethics Applicable to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
·	Audit Committee Charter
·	Nominating and Corporate Governance Committee Charter
·	Compensation Committee Charter
·	Policy on Director Attendance at Annual Meetings
·	Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
·	Procedures for Securityholders' Submissions of Nominating Recommendations
·	Securityholder Communications with Directors and Interested Party Communication with Non-Management Directors
·	Whistleblower and Ethics Hotline Procedures
·	Related Party Transactions Policy

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

We have incurred, and may in the future incur, restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  In 2013 and 2015, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The programs primarily focused on enhancing the competitiveness of our MOSFETs segment, reducing selling, general, and administrative expenses company-wide, and improving the performance of certain product lines within our Capacitors and Resistors & Inductors segments.  In 2016, we announced an extension of the 2013 MOSFETs Enhanced Competitiveness Program.  We incurred accelerated depreciation expenses related to assets that are no longer used after the implementation of the associated restructuring programs.  The expenses associated with the programs were recorded as they become recognizable under GAAP.  As of December 31, 2017, the programs were substantially implemented.

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

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers may on occasion double and triple order components from multiple sources to ensure timely delivery when demand exceeds global supply. They often cancel orders when business is weak and inventories are excessive. Therefore, we cannot be certain that the amount of our backlog accurately reflects the level of orders that we will ultimately deliver. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

The recorded value of our outstanding debt increased from approximately $347 million as of December 31, 2008 to approximately $370 million as of December 31, 2017, primarily due to the issuance of convertible senior debentures, the proceeds from the sale of which we used to fund repurchases of our common stock.  The carrying value of our convertible senior debentures will continue to increase as the discount associated with the debentures is amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

Prior to three months before the respective maturity dates of our convertible senior debentures due 2040, 2041, and 2042, the holders of the debentures may only convert the debentures under specific circumstances as defined in the indentures governing the debentures.  As of December 31, 2017, our convertible senior debentures due 2040 and 2042 are convertible (See Note 6 to the Consolidated Financial Statements).  Regardless of current convertibility of the debentures, GAAP requires convertible debentures to be included in the calculation of diluted EPS using either the "If Converted" or the "Treasury Stock Method" depending on our intent and ability to settle the debentures upon repurchase or conversion.  The application of the "If Converted" method generally results in significantly more potentially dilutive securities compared to the "Treasury Stock Method."  Pursuant to the indentures governing the respective debentures, we have the right to pay the conversion value or purchase price for the debentures in cash, Vishay common stock, or a combination of both.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amounts of the debentures and settle any additional amounts in shares of Vishay common stock.  Accordingly, the debentures are included in the diluted EPS computation using the "Treasury Stock" method" rather than the "If Converted" method.  If we were unable to employ the "Treasury Stock" method due to increased debt levels or changes in intentions, the number of potentially dilutive securities could increase significantly.

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

We have substantial operations outside the United States, and approximately 77% of our revenues during 2017 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 47 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Approximately 99% of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries, and our U.S. parent company and U.S. subsidiaries have significant payment  obligations.

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2017, $1,282.1 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.

The Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, transitions the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we provisionally expect to pay $180.0 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  Based on our U.S. cash position, we expect that we will be required to repatriate amounts from our non-U.S. subsidiaries to the United States to satisfy this tax obligation.

These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

If we are unable to repatriate adequate cash to the United States to satisfy these obligations, it could  materially and adversely affect our overall financial condition, results of operations and our liquidity.

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2017, the holders of Class B common stock held approximately 47.9% of the voting power of Vishay.  The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.5% of our Class B common stock and 42.9% of the total voting power of our capital stock as of December 31, 2017.

We have a staggered board of directors which could make a takeover of Vishay difficult.

Along with the Class B common stock voting power, our staggered board of directors might discourage, delay, or prevent a change in control of our company by a third party and could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. Also, as a consequence of our staggered board, directors may not be removed without cause, even though a majority of stockholders may wish to do so.

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

At December 31, 2017, our business had 48 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors & Inductors	158,000
Yankton, SD	Resistors & Inductors	58,000
Warwick, RI	Resistors & Inductors	55,000
Bennington, VT	Capacitors	54,000
Niagara Falls, NY	Resistors & Inductors	38,000
Marshall, MN	Resistors & Inductors	22,000

Non-U.S.
Israel
Dimona	Resistors & Inductors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors & Inductors and Capacitors	276,000
People's Republic of China
Tianjin	Diodes	374,000
Shanghai	Optoelectronic Components	195,000
Xi'an	MOSFETS and Diodes	121,000
Germany
Selb	Resistors & Inductors and Capacitors	306,000
Heide	Resistors & Inductors	161,000
Landshut	Capacitors	72,000
Fichtelberg	Resistors & Inductors	24,000
Czech Republic
Blatna	Capacitors	191,000
Dolni Rychnov	Resistors & Inductors and Capacitors	182,000
Prachatice	Resistors & Inductors	91,000
Volary	Resistors & Inductors	35,000
Melaka, Malaysia	Optoelectronic Components	480,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	63,000
France
Nice	Resistors & Inductors	215,000
Chateau Gontier	Resistors & Inductors	84,000
Hyeres	Resistors & Inductors	65,000
Loni, India	Resistors & Inductors and Capacitors	350,000
Famalicao, Portugal	Capacitors	167,000
Miharu, Japan	Capacitors	163,000
Vocklabruck, Austria	Diodes	153,000
Manila, Philippines	Diodes and Optoelectronic Components	144,000
Turin, Italy	Diodes	127,000
Budapest, Hungary	Diodes	116,000
Juarez, Mexico	Resistors & Inductors	57,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Ontario, CA	Resistors & Inductors	46,000
Milwaukee, WI	Resistors & Inductors	42,000
Dover, NH	Resistors & Inductors	35,000
Duluth, MN	Resistors & Inductors	10,000

Non-U.S.
People's Republic of China
Danshui	Capacitors	446,000
Shanghai	MOSFETS	296,000
Zhuhai	Resistors & Inductors	129,000
Klagenfurt, Austria	Capacitors	130,000
Juarez, Mexico	Resistors & Inductors	128,000
Germany
Itzehoe	MOSFETs	207,000
Heilbronn	Diodes and Optoelectronic Components	48,000
Mumbai, India	Diodes	34,000
Santo Domingo, Dominican Republic	Resistors & Inductors	38,000
Prestice, Czech Republic	Resistors & Inductors	13,000

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 16, 2018:

Name	Age	Positions Held
Marc Zandman*	56	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	68	Chief Executive Officer, President, and Director
Lori Lipcaman	60	Executive Vice President and Chief Financial Officer
Johan Vandoorn	60	Executive Vice President and Chief Technical Officer
David Valletta	57	Executive Vice President Worldwide Sales
Joel Smejkal	51	Executive Vice President and Business Head Passive Components
Clarence Tse	59	Executive Vice President and Business Head Semiconductors
Werner Gebhardt	59	Executive Vice President Global Human Resources

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay's Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 34.0% of the total voting power of our capital stock as of December 31, 2017.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 14, 2018. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

In 2014, the Company's Board of Directors instituted a quarterly cash dividend program and declared the first cash dividend in the history of Vishay. Cash dividends of $0.0625 per share of common stock and Class B common stock were paid in each fiscal quarter of 2016 and the first three fiscal quarters of 2017.  Cash dividends of $0.0675 per share of common stock and Class B common stock were paid in the fourth fiscal quarter of 2017.  We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends remains subject to authorization of our Board of Directors.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock and the quarterly cash dividends declared.

	Common stock price range				Dividends declared
	2017		2016		per share
	High	Low	High	Low	2017	2016

Fourth quarter	$23.45	$18.75	$16.75	$13.66	$0.0675	$0.0625
Third quarter	$18.85	$16.45	$14.28	$11.68	$0.0625	$0.0625
Second quarter	$17.60	$15.40	$13.51	$11.53	$0.0625	$0.0625
First quarter	$17.00	$15.35	$12.78	$9.96	$0.0625	$0.0625

At February 14, 2018, we had outstanding 12,097,427 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 43.0% of the total voting power of our capital stock.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at our direction in accordance with the plan. The following table provides information about repurchases of the Company's common stock during the three-month period ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 - October 28	123,053	$19.34	123,053	$2,380,328	$110,055,873
October 29 - November 25	-	$-	-	$-	$110,055,873
November 26 - December 31	-	$-	-	$-	$110,055,873
Total	123,053	$19.34	123,053	$2,380,328	$110,055,873

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2012 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2012	2013	2014	2015	2016	2017

Vishay Intertechnology, Inc.	100	124.74	135.28	117.59	161.02	209.18
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P MidCap 400 Index	100	133.50	146.54	143.35	173.08	201.20
Philadelphia Semiconductor Index	100	141.84	185.26	182.31	254.00	356.98

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2017, 2016, 2015, 2014, and 2013. This table should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share amounts):

	As of and for the years ended December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)

Statement of Operations Data:
Net revenues	$2,603,522	$2,323,431	$2,300,488	$2,493,282	$2,370,979
Costs of products sold	1,903,910	1,753,648	1,758,268	1,881,990	1,803,719
Gross profit	699,612	569,783	542,220	611,292	567,260

Selling, general, and administrative expenses	376,751	367,987	362,226	385,696	368,542
Restructuring and severance costs	11,273	19,199	19,215	20,897	2,814
Impairment of intangible assets	-	1,559	57,600	-	-
Impairment of goodwill	-	-	5,380	-	-
U.S. pension settlement charges	-	79,321	-	15,588	-
Executive compensation charges (credit)	-	-	-	-	(1,778)
Operating income	311,588	101,717	97,799	189,111	197,682

Other income (expense)
Interest expense	(27,850)	(25,623)	(25,685)	(24,457)	(23,130)
Other	1,738	4,716	7,976	2,489	1,853
Loss on disposal of equity affiliate	(6,112)	-	-	-	-
Gain on early extinguishment of debt	-	4,597	-	-	-
Gain (loss) related to Tianjin explosion	-	8,809	(5,350)	-	-
Total other income (expense)	(32,224)	(7,501)	(23,059)	(21,968)	(21,277)

Income before taxes and noncontrolling interest	279,364	94,216	74,740	167,143	176,405
Income taxes	298,924	44,843	182,473	49,300	52,636
Net earnings (loss)	(19,560)	49,373	(107,733)	117,843	123,769
Noncontrolling interest	784	581	781	214	789
Net earnings (loss) attributable to Vishay stockholders	$(20,344)	$48,792	$(108,514)	$117,629	$122,980

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.14)	$0.33	$(0.73)	$0.80	$0.85

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.14)	$0.32	$(0.73)	$0.77	$0.81

Weighted average shares outstanding – basic	145,633	147,152	147,700	147,567	144,963
Weighted average shares outstanding – diluted	145,633	150,697	147,700	153,716	151,417

Cash dividends per share	$0.255	$0.250	$0.240	$0.240	$-

Balance Sheet Data:
Total assets	$3,459,189	$3,077,801	$3,152,986	$3,274,151	$3,224,455
Long-term debt, less current portion	370,470	357,023	436,738	444,055	352,227
Working capital	1,627,955	1,407,622	1,429,768	1,461,686	1,510,032
Total Vishay stockholders' equity	1,428,157	1,565,517	1,622,476	1,825,366	1,872,756
_________________________________________________________

(1)
Includes $11,273,000 of restructuring and severance costs, $6,112,000 of loss on disposal of an equity affiliate, $234,855,000 net tax expense related to the enactment of the Tax Cuts and Jobs Act in the United States, $1,565,000 tax expense due to the effects of changes in uncertain tax positions, and $5,802,000 tax benefit related to our previous repatriation of foreign earnings to the United States plan.  These items, net of their tax consequences, had a negative $1.57 effect on earnings (loss) per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(2)
Includes $19,199,000 of restructuring and severance costs, $79,321,000 of non-cash pension settlement charges, $1,559,000 of intangible asset impairment charges, a $4,597,000 gain on early extinguishment of debt, a $8,809,000 gain on the settlement of insurance claims related to the Tianjin explosion, $34,853,000 tax expense from accumulated other comprehensive income as a result of the pension settlement, $8,704,000 tax benefit due to the effects of changes in uncertain tax positions, and $3,553,000 tax benefit related to the planned repatriation of foreign earnings to the United States.  These items, net of their tax consequences, had a negative $0.53 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.  On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  The Company repurchased 2,250,236 shares of stock for $39.9 million since the inception of this plan.  Additionally, we repurchased 1,752,454 shares of stock for $23.2 million pursuant to our stock repurchase plan that began in May 2016 and expired on May 2, 2017.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense of $164.0 million, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we expect to repatriate to the U.S. over the next several years.  We repatriated $38 million and $46 million to the U.S. pursuant to this plan in 2017 and 2016, respectively.  This 2015 repatriation program was expected to occur over a multiple-year period in the most tax-efficient manner, considering U.S. tax laws and the impact of withholding taxes in foreign jurisdictions, and was designed to be adaptable to the extent necessary or prudent, based on changes in law, tax rates, or other regulations.  As a result of the Tax Cuts and Jobs Act ("TCJA"), and as further described below, we have terminated the 2015 cash repatriation plan and replaced it as described below.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In the first fiscal quarter of 2016, we substantially completed the implementation of targeted cost reduction programs that began in the fourth fiscal quarter of 2013.  In the fourth fiscal quarter of 2017, we substantially completed the cost reduction programs initiated in 2015 and the extended MOSFETs Enhanced Competitiveness Program, which we announced in November 2016.  Our cost reduction programs are more fully described in Note 4 to the consolidated financial statements and in "Cost Management" below.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SEC Staff Accounting Bulletin No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  The net tax expense recorded was $234.9 million.  We are continuing to collect and analyze detailed information that could impact this amount, and may record adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.

We recorded noncash intangible asset impairment charges of $1.6 million and $57.6 million in 2016 and 2015, respectively, and a noncash goodwill impairment charge of $5.4 million in 2015.  The goodwill and intangible assets impairment tests are more fully described in Note 3 to the consolidated financial statements.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  We experienced a continued high level of demand in virtually all end-markets in the fourth fiscal quarter of 2017.  Net revenues decreased slightly versus the prior fiscal quarter, but remained significantly higher than the prior year quarter.  Net revenues for 2017 increased significantly versus 2016.  The strong order levels of 2017 continued in the fourth fiscal quarter and resulted in continued strong metrics and an increase in nearly all key financial metrics compared to the prior year quarter.

Net revenues for the year ended December 31, 2017 were $2.604 billion, compared to net revenues of $2.323 billion and $2.300 billion for the years ended December 31, 2016 and 2015, respectively.  Net loss attributable to Vishay stockholders for the year ended December 31, 2017 was $20.3 million, or $0.14 per share, compared to net earnings attributable to Vishay stockholders of $48.8 million, or $0.32 per diluted share for the year ended December 31, 2016, and net loss attributable to Vishay stockholders of $108.5 million, or $0.73 per share, for the year ended December 31, 2015.

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

Net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2017, 2016, and 2015 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2017	2016	2015

GAAP net earnings (loss) attributable to Vishay stockholders	$(20,344)	$48,792	$(108,514)

Reconciling items affecting operating margin:
Restructuring and severance costs	$11,273	$19,199	$19,215
Impairment of intangible assets	-	1,559	57,600
Impairment of goodwill	-	-	5,380
U.S. pension settlement charges	-	79,321	-

Reconciling items affecting other income (expense):
Loss on disposal of equity affiliate	$6,112	$-	$-
Gain on early extinguishment of debt	-	(4,597)	-
Loss (gain) related to Tianjin explosion	-	(8,809)	5,350

Reconciling items affecting tax expense (benefit):
Enactment of TCJA	$234,855	$-	$-
Effects of cash repatriation program	(5,802)	(3,553)	163,954
Additional tax expense from AOCI - pension plans	-	34,853	-
Effects of changes in valuation allowances	-	-	(8,888)
Effects of changes in uncertain tax positions	1,565	(8,704)	(2,629)
Tax effects of pre-tax items above	(3,331)	(29,901)	(22,468)

Adjusted net earnings	$224,328	$128,160	$109,000

Adjusted weighted average diluted shares outstanding	157,010	150,697	151,329

Adjusted earnings per diluted share *	$1.43	$0.85	$0.72

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statement of cash flows prepared in accordance with GAAP.

	Years ended December 31,
	2017	2016**	2015**
Net cash provided by continuing operating activities	$368,777	$296,509	$245,991
Proceeds from sale of property and equipment	1,685	5,701	2,049
Less: Capital expenditures	(170,432)	(134,635)	(147,142)
Free cash	$200,030	$167,575	$100,898

** Results have been recast due to the adoption of ASU 2016-09.  See Note 1 to the consolidated financial statements.

Our results for 2016 and 2017 represent the effects of an excellent business environment, a high level of orders, our cost reduction programs, and our organic growth initiatives.  Order activity was already strong in 2016, but we experienced a relatively sharp upturn in demand in the first half of 2017 that continued through the second half of the year.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2016 through the fourth fiscal quarter of 2017 (dollars in thousands):

	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017	3rd Quarter 2017	4th Quarter 2017

Net revenues	$570,819	$606,258	$644,892	$677,883	$674,489

Gross profit margin	23.2%	26.5%	26.8%	27.9%	26.2%

Operating margin (1)	-8.0%	10.7%	12.7%	13.6%	10.8%

End-of-period backlog	$653,400	$836,500	$1,034,000	$1,122,200	$1,320,200

Book-to-bill ratio	1.11	1.29	1.27	1.11	1.28

Inventory turnover	4.40	4.50	4.60	4.50	4.50

Change in ASP vs. prior quarter	-1.2%	-1.3%	-0.7%	-0.1%	-0.2%
_______________
(1) Operating margin for the fourth fiscal quarter of 2016 and the first, second, third, and fourth fiscal quarters of 2017 includes $7.1 million, $1.5 million, $0.5 million, $3.2 million and $6.1 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements). Operating margin for the fourth fiscal quarter of 2016 includes $79.3 million of pension settlement charges (see Note 11 to our consolidated financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues for the fourth fiscal quarter of 2017 decreased slightly versus the third fiscal quarter of 2017, but increased significantly versus the prior year quarter.  The continued strong demand further increased the backlog and the book-to-bill ratio.  Distributors continue to drive the high order rate.  We keep increasing manufacturing capacities and output of our key product lines, but the high order rates have increased product delivery leadtimes and even caused some shortages of supply.  Many of our product lines are operating at or near capacity.  Sequentially, average selling prices were virtually stable, reflective of the strong business environment.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the fourth fiscal quarter of 2016.  The fluctuations are primarily volume-driven with decreasing average selling prices burdening each period.

The book-to-bill ratio increased to 1.28 in the fourth fiscal quarter of 2017 from 1.11 in the third fiscal quarter of 2017. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 1.40 and 1.13, respectively, versus ratios of 1.15 and 1.06, respectively, during the third fiscal quarter of 2017.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2016 through the fourth fiscal quarter of 2017 (dollars in thousands):

	4th Quarter 2016	1st Quarter 2017	2nd Quarter 2017	3rd Quarter 2017	4th Quarter 2017

MOSFETs
Net revenues	$101,497	$105,529	$114,035	$126,522	$122,208

Book-to-bill ratio	1.14	1.37	1.37	1.19	1.59

Gross profit margin	17.0%	19.6%	22.2%	25.5%	25.5%

Segment operating margin	9.4%	11.1%	14.6%	18.5%	18.2%

Diodes
Net revenues	$135,291	$144,895	$155,717	$160,711	$159,565

Book-to-bill ratio	1.22	1.44	1.41	1.18	1.34

Gross profit margin	21.1%	25.9%	26.4%	26.7%	25.7%

Segment operating margin	17.7%	22.6%	23.2%	23.6%	22.5%

Optoelectronic Components
Net revenues	$68,491	$65,682	$73,838	$76,740	$70,089

Book-to-bill ratio	0.99	1.16	1.11	0.94	1.21

Gross profit margin	32.1%	34.0%	34.5%	37.7%	29.6%

Segment operating margin	25.9%	25.8%	29.1%	32.6%	23.2%

Resistors & Inductors
Net revenues	$185,503	$200,383	$209,182	$217,601	$216,893

Book-to-bill ratio	1.08	1.22	1.23	1.15	1.19

Gross profit margin	27.5%	30.5%	29.7%	30.1%	29.0%

Segment operating margin	23.7%	26.9%	26.1%	26.8%	25.7%

Capacitors
Net revenues	$80,037	$89,769	$92,120	$96,309	$105,734

Book-to-bill ratio	1.03	1.25	1.14	0.97	1.08

Gross profit margin	17.1%	21.4%	20.6%	20.3%	19.5%

Segment operating margin	11.5%	15.8%	15.3%	15.3%	14.6%
__________

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduces the U.S. corporate income tax rate to 21% beginning in 2018; imposes a one-time transition tax on deferred foreign earnings; establishes a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limits deductions for net interest expense; and expands the US taxation of foreign earned income to include "global intangible low-taxed income."

Under U.S. GAAP (specifically, ASC Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense.

In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB No. 118") to provide guidance to registrants in applying ASC Topic 740 in connection with the TCJA.  SAB No. 118 provides that in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a "measurement period".  The measurement period begins in the reporting period of the TCJA's enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740.  SAB No. 118 also describes supplemental disclosures that should accompany the provisional amounts.

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  We are continuing to collect and analyze detailed information about the earnings and profits of our non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated,  the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  We may record adjustments to refine those estimates during the measurement period, as additional analysis is completed.  Furthermore, we are continuing to evaluate the TCJA's provisions and may prospectively adjust our financial structure and business practices accordingly.

The provisional amount of net tax expense recorded in the fourth fiscal quarter of 2017 that is directly and indirectly related to the TCJA is summarized as follows (amounts in thousands):

Remeasurement of net deferred tax liabilities	$(74,816)
Transition tax on unremitted foreign earnings	215,558
Incremental foreign taxes on assumed repatriation	213,000
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)
Total tax expense related to the enactment of the TCJA	$234,855

As a result of the TCJA, we recognized a provisional tax benefit of $74.8 million to remeasure our net deferred tax liabilities at the lower, 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we recognized provisional tax expense of $215.6 million, and provisionally expect to pay $180.0 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards. These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, we made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and have recorded provisional tax expense of $213.0 million to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1.1 billion of available foreign earnings.  Due to the existence of the foreign cash taxes payable at the source, we expect to actually repatriate these amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

There are additional amounts of unremitted foreign earnings in other countries, which continue to be reinvested indefinitely, and we have made no provision for incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to these amounts.  Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

During the fourth fiscal quarter of 2015, we recognized income tax, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings.  This tax expense was recognized in 2015 following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that could be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  We repatriated $38.0 million and $46.0 million pursuant to this program in 2017 and 2016, respectively.  Prior to the enactment of the TCJA, the related deferred tax liability for the 2015 repatriation plan was $118.9 million.  We have terminated the 2015 cash repatriation plan and recorded a provisional income tax benefit to reverse this deferred tax liability, which was replaced by the liability for the transition tax and foreign income and withholding taxes described above.

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

We expect to continue to generate a significant amount of cash and profits from our non-U.S. subsidiaries, and our provision for income taxes will continue to be based on various assertions regarding the future use of that cash and profits.  Such assertions require us to consider a wide variety of U.S. federal and foreign tax laws, and the application of such laws to our operational and strategic needs.

Our GAAP interest expense generally exceeds our U.S.-based operating income, resulting in pre-tax losses in the U.S.  Accordingly, we have historically recorded U.S. federal tax benefits, at 35%, which had the effect of reducing our consolidated GAAP tax rate.  Accordingly, the reduction in the statutory U.S. tax rate will generally increase our consolidated GAAP tax rate due to the loss of these tax benefits recognized on a GAAP basis.

The TCJA expands the U.S. current taxation of foreign earned income beginning in 2018.  Global intangible low-taxed income ("GILTI") is income of our non-U.S. subsidiaries that exceeds an allowable return and which will then be included in U.S. current taxable income, subject to certain adjustments, and possibly reduced by indirect foreign tax credits.  We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017.  We expect that we will be subject to incremental U.S. tax on GILTI income beginning in 2018.   Because of the complexity of the new GILTI provisions, we are still evaluating the impact on our future effective tax rate.  The TCJA also imposes a base erosion and anti-abuse minimum tax ("BEAT").  BEAT could potentially increase our U.S. federal income tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.   We are still evaluating the potential impacts of the new BEAT tax rules.

We historically derived significant cash tax savings from our convertible debentures.  For U.S. federal income tax purposes, the interest deduction for the convertible debentures is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature.  Accordingly, annual interest deductions are calculated at 8.0%, 8.375%, and 7.5% of the adjusted issue price. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield applied to the adjusted issue price, and the coupon rate of 2.5% on the principal amount. Interest expense recognized in accordance with GAAP is calculated at the comparable yield multiplied by the carrying amount of the liability component of convertible debentures, which is substantially lower than the adjusted issue price for tax purposes. The difference between the tax and GAAP interest computations resulted in substantially greater interest deductions for tax purposes than GAAP interest expense.  The TCJA limits deduction for net interest expense, which makes the convertible debentures less attractive financial instruments.  While the convertible debentures due 2040 and 2042 and currently convertible at the option of the holders, none of the convertible debentures are currently callable by us.  We are evaluating financing alternatives, which might include the modification or replacement of such instruments, as a result of the TCJA.

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

On February 8, 2018, we acquired substantially all of the assets and liabilities of UltraSource, Inc., a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13.4 million, subject to customary post-closing adjustments.  This business will be incorporated into our Resistors & Inductors segment.

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

We completed the initially planned production transfer as part of the MOSFETs Enhanced Competitiveness Program in the first fiscal quarter of 2016.  The production transfer occurred over a period of approximately two years.  The manufacture of wafers for certain critical products was transferred into a more cost-efficient fab.  As a consequence, certain other wafer manufacturing previously occurring in-house was transferred to third-party foundries.  We incurred other exit costs associated with the production transfer, including certain contract termination costs.

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

In November 2016, we announced an extension of the MOSFETs Enhanced Competitiveness Program.  The extended program included various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at our Santa Clara, California facility to other Vishay facilities or third-party subcontractors.

We incurred cash charges of $7.2 million, primarily related to severance, to implement these additional steps.  We expect to realize annualized savings of approximately $8 million to $9 million as a result of these additional initiatives.  These savings were largely achieved by the end of the third fiscal quarter of 2017.  We will maintain our R&D and management presence in the Silicon Valley area, and expect to move into a new R&D facility in San Jose in the first fiscal quarter of 2018.

As of December 31, 2017, the MOSFETs Enhanced Competitiveness Program is substantially completed.  We recorded $3.2 million of restructuring and severance expenses in 2017 for the expenses that were recognizable under GAAP in 2017 and $26.7 million of total restructuring and severance expenses to implement the MOSFETs Enhanced Competitiveness Program.

As a result of our cost reduction activities in our MOSFETs segment, we have established a solid and competitive cost basis for future growth.  Segment gross profit margin has improved to acceptable levels beginning in the second fiscal quarter of 2017 (which also reflects higher revenues).

Programs were also initiated in 2015.  The programs initiated in 2015 included a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within our Capacitors and Resistors & Inductors segments.  The implementation of these programs did not impact planned R&D activities, or our growth initiatives in Asian markets.  As of December 31, 2017, these programs have been substantially implemented.  The programs in total are expected to lower costs by approximately $35 million annually (at current volumes).  We recorded $8.1 million of restructuring and severance expenses in 2017 for expenses that were recognizable under GAAP in 2017 and $31.7 million of total restructuring and severance expenses to implement these programs.

The programs announced in 2015 have reduced selling, general, and administrative costs by approximately $17 million annually.  These selling, general, and administrative cost reductions were substantially implemented by the end of 2016.  We first solicited volunteers to accept a voluntary separation / early retirement offer.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  Additional involuntary terminations were necessary to achieve the cost reduction targets.  We began to realize cost savings as a result of these programs in 2016.

The targeted plans to streamline and consolidate production of certain product lines are expected to decrease costs of products sold by approximately $18 million annually (at current volumes).  These plans include the Zwolle, Netherlands aluminum capacitors facility closure announced on June 30, 2015.

We do not anticipate any material restructuring activities in 2018.  We believe that we can substantially maintain our trained workforce, even at lower manufacturing activity levels, by reducing hours and limiting the use of subcontractors and foundries.  However, a sluggish business environment for the electronics industry or the recurrence of a significant economic downturn may require us to implement additional restructuring initiatives.

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

Growth Plan
We are focused on enhancing stockholder value and improving earnings per share by growing our business and opportunistically repurchasing our stock. We plan to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  These efforts as well as our broad and innovative product portfolio and strong position in distribution worldwide have us positioned very well in case of a dramatic upturn in the economy.  Our growth plan also targets adding, through acquisitions, $100 million of revenues per year on average. Since 2011, we have acquired the specialty product businesses of Huntington Electric, HiRel Systems, LLC, MCB Industrie, and UltraSource.  In 2014, we made strategic acquisitions of Holy Stone Polytech and Capella and plan to use the technology and engineering capabilities acquired to further grow our business.  We continue to explore additional acquisition opportunities.

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

We perform our annual goodwill impairment test as of the first day of the fiscal fourth quarter. The interim impairment test performed as of October 3, 2015, the last day of the third fiscal quarter, was effectively the annual impairment test for 2015.  No goodwill impairment was identified as a result of the 2016 and 2017 annual impairment tests.

The recorded impairment charge is noncash in nature and does not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

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

As a result of this analysis, we determined that our Siliconix tradenames, with a carrying value of $20.4 million, were impaired.  We recorded an impairment charge of $1.6 million in 2016 to write-down the tradenames to their fair value.  The tradenames are no longer considered indefinite-lived and the remaining value is being amortized over the 10 year estimated remaining useful life.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity.  The significant weakening of the U.S. dollar versus the euro in 2017 had significant impacts on our balance sheet.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2017 versus 2016, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus 2016.  On a weighted average basis for the full year 2016 versus 2015, the U.S. dollar was relatively unchanged versus relevant foreign currencies, with the translation of foreign currency revenues and expenses into U.S. dollars having an immaterial impact on reported revenues and expenses versus 2015.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2017 have been unfavorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

The determination of the fair value of the reporting units required for a quantitative goodwill impairment test requires us to make significant estimates and assumptions measured at a point in time. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates.  In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting unit and the amount of the goodwill impairment charge.

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

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.  Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2017, one customer comprised 16.1% of our accounts receivable balance.  This customer comprised 15.4% of our accounts receivable balance as of December 31, 2016.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2017 or December 31, 2016.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly.  We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2017, our U.S. plans include various non-qualified plans.  As further described below, our U.S. plan qualified under the Employee Retirement Income Security Act of 1974 ("ERISA") was terminated and settled in 2016.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$39,917	$-	$(39,917)	$26,294	$(13,623)	$7,731
German pension plans	185,342	-	(185,342)	4,621	(180,721)	57,476
Taiwanese pension plans	70,292	45,226	(25,066)	-	(25,066)	22,310
Other pension plans	35,528	25,379	(10,149)	-	(10,149)	8,612
OPEB plans	15,531	-	(15,531)	-	(15,531)	815
Other retirement obligations	13,852	-	(13,852)	-	(13,852)	-
	$360,462	$70,605	$(289,857)	$30,915	$(258,942)	$96,944

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

During the third fiscal quarter of 2014, we executed two partial-settlement transactions to reduce the risk associated with our U.S. qualified pension obligations.  These transactions reduced the number of participants the plan was obligated to pay by approximately 1,500 and also resulted in the recognition of non-cash settlement charges aggregating $15.6 million, representing previously unrecognized actuarial items.

In the second fiscal quarter of 2015, we began the process of terminating the Vishay Retirement Plan, our remaining U.S. qualified pension plan.  We completed the termination and settlement of the Vishay Retirement Plan in December 2016.  The termination and settlement required no additional cash contributions.  Excess plan assets were transferred to a qualified defined contribution retirement plan.  We recognized pre-tax non-cash settlement charges aggregating $79.3 million in 2016, representing previously unrecognized actuarial items.

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

See "U.S. Tax Reform: Tax Cuts and Jobs Act" above, for a discussion of the net expense recorded in 2017 related to the TCJA and qualitative disclosure of the future impact of the TCJA on our financial position,  financial results, and liquidity.

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

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   The U.S. Internal Revenue Service has concluded examinations of our U.S. federal income tax returns through the 2012 tax year and we are not currently under examination for any years.  During 2017, the examinations of tax returns of principal non-U.S. subsidiaries in Germany (2009 through 2012) and Israel (2013 through 2015) were concluded, and certain other tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for the year-ended December 31, 2017 includes tax benefits related to the resolution of these matters.  The tax returns of other non-U.S. subsidiaries which are currently under examination include France (2015 through 2016), India (2004 through 2014), Italy (2012 through 2016), and Taiwan (2016).  We and our subsidiaries also file income tax returns in other taxing jurisdictions around the world, many of which are still open to examination.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2017	2016	2015

Costs of products sold	73.1%	75.5%	76.4%
Gross profit	26.9%	24.5%	23.6%
Selling, general, and administrative expenses	14.5%	15.8%	15.7%
Operating income	12.0%	4.4%	4.3%
Income before taxes and noncontrolling interest	10.7%	4.1%	3.2%
Net earnings (loss) attributable to Vishay stockholders	(0.8)%	2.1%	(4.7)%
________
Effective tax rate	107.0%	47.6%	244.1%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2017	2016	2015

Net revenues	$2,603,522	$2,323,431	$2,300,488
Change versus prior year	$280,091	$22,943
Percentage change versus prior year	12.1%	1.0%

Changes in net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Increase in volume	14.8%	4.3%
Decrease in average selling prices	-2.6%	-3.1%
Foreign currency effects	0.7%	0.0%
Other	-0.8%	-0.2%
Net change	12.1%	1.0%

We experienced a substantial, broad-based increase in demand for our products in 2017.  Demand for our products in 2016 increased compared to 2015.  The increases in demand resulted in increases in net revenues compared to the prior year periods.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product, and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels to distributors, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. We recorded deductions from gross sales under our distributor incentive programs of $89.0 million, $86.9 million, and $83.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively, or, as a percentage of gross sales, 3.3%, 3.6%, and 3.5%, respectively. Actual credits issued under the programs for the years ended December 31, 2017, 2016, and 2015 were approximately $87.4 million, $85.3 million, and $84.0 million, respectively.  Increases and decreases in these incentives are largely attributable to the then-current business climate.

Royalty revenues, included in net revenues on the consolidated statements of operations, were $0.1 million, $0.3 million, and $3.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively.  The decrease is due to the expiration of certain licensing agreements.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2017 were 26.9%, as compared to 24.5% for the year ended December 31, 2016.  The increase is primarily due to increased sales volume.  We were able to offset the negative impacts of inflation and average selling price decline by our cost reductions and innovation, and maintain our contributive margin.

Gross profit margins for the year ended December 31, 2016 were 24.5%, as compared to 23.6% for the year ended December 31, 2015.  The increase was due primarily to higher volume, cost savings from our restructuring programs, and lower metals and materials prices.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net revenues	$468,294	$406,336	$426,683
Change versus comparable prior year period	$61,958	$(20,347)
Percentage change versus comparable prior year period	15.2%	-4.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Increase in volume	20.0%	1.3%
Decrease in average selling prices	-3.6%	-6.0%
Foreign currency effects	0.3%	0.1%
Other	-1.5%	-0.2%
Net change	15.2%	-4.8%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2017	2016	2015

Gross profit margin	23.4%	14.3%	13.7%

The MOSFETs segment significantly increased its net revenues in 2017 versus the prior year. Sales volume increased in all regions and particularly in Asia, the segment's biggest market.  Declining average selling prices and other negative factors had only small offsetting effects on the growth.  Our IC products business contributed strongly to the growth.

The gross profit margin for 2017 was significantly higher than the prior years and reflects the impact of the substantial completion of the cost reduction program (see below).  The increase is primarily attributable to the revenue growth and the aforementioned cost reduction program, which exceeded the impact from lower average selling prices and cost inflation. The prior year was also burdened by the recognition of fixed costs in inventory produced in 2015 due to the restructuring program and sold in 2016.

The positive business climate led to less pricing pressure for our established MOSFETs products in 2017.  We experienced only a moderate decline in average selling prices in 2017 versus a significant decline in average selling prices in 2016.

In 2013, we announced a cost reduction program to enhance the competitiveness of our MOSFETs segment and announced an extension of the program in November 2016.  As of December 31, 2017, the MOSFETs Enhanced Competitiveness Program is substantially implemented.  The program included various cost reduction initiatives, primarily the transfer of manufacturing operations at our Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  We incurred cash charges of $26.7 million, primarily related to severance, to implement the program.  See "Cost Management" above and Note 4 to our consolidated financial statements.

We continue to make capital and R&D investments in this business.  We will maintain our R&D and management presence in the Silicon Valley area, and expect to move into a new R&D facility in San Jose in the first fiscal quarter of 2018.  We are in the process of increasing manufacturing volume at third-party foundries and maximizing the output of our internal fab to meet the increased demand.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net revenues	$620,888	$553,920	$533,931
Change versus comparable prior year period	$66,968	$19,989
Percentage change versus comparable prior year period	12.1%	3.7%

Changes in Diodes segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Increase in volume	15.6%	7.8%
Decrease in average selling prices	-3.0%	-3.6%
Foreign currency effects	0.5%	0.1%
Other	-1.0%	-0.6%
Net change	12.1%	3.7%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2017	2016	2015

Gross profit margins	26.2%	24.4%	22.4%

Net revenues of our Diodes segment increased significantly in 2017 versus the prior year.  The increase was primarily from volume increases in all regions and sales channels, especially in Asia and Europe. We are increasing our manufacturing capacity in all critical lines to meet the increased demand.  The declining average selling prices had a minor negative impact.

The gross profit margin increased versus the prior year primarily due to increases in sales volume and the effects of our cost reduction activities.  Declining average selling prices, cost inflation, and negative foreign currency effects only partially offset the increases.

Pricing pressure for our established Diodes products was slightly reduced in 2017.  We experienced a moderate price decline versus the prior year.

On August 12, 2015, a major explosion occurred in the port of Tianjin, China.  We own and operate a diodes manufacturing facility in Tianjin near the port.  The shockwave of the explosion resulted in some damage to the facility and caused a temporary shutdown.  The temporary shutdown adversely impacted 2015 revenues and margins of our Diodes segment (and total Vishay), but was also one of the primary reasons for the segment's volume increases in 2016.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net revenues	$286,349	$272,126	$279,553
Change versus comparable prior year period	$14,223	$(7,427)
Percentage change versus comparable prior year period	5.2%	-2.7%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Increase in volume	7.6%	1.3%
Decrease in average selling prices	-2.7%	-3.8%
Foreign currency effects	0.7%	0.0%
Other	-0.4%	-0.2%
Net change	5.2%	-2.7%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2017	2016	2015

Gross profit margin	34.0%	32.0%	31.7%

The Optoelectronic Components segment net revenues increased significantly in 2017 versus the prior year. The volume increases, especially with distributors in all regions and European end customers, were only partially offset by a decrease in sales of our mobile sensor products in Asia and declining average selling prices.

The increase in gross profit margin in 2017 versus the prior year is primarily due to the significant volume increase and general cost reduction activities, which offset the negative impact from lower average selling prices and general cost inflation. The lower share of mobile sensors in 2017 also contributed to the gross profit margin increase.

The overall positive business environment resulted in reduced pricing pressure for our established Optoelectronic Components products.  We only experienced a slight decline in average selling prices versus the prior year versus a moderate average selling price decline in 2016.

In 2015, we recorded long-lived depreciable and amortizable asset impairment charges of $57.6 million in the Optoelectronic Components segment.  See Note 3 to our consolidated financial statements.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net revenues	$844,059	$753,837	$707,421
Change versus comparable prior year period	$90,222	$46,416
Percentage change versus comparable prior year period	12.0%	6.6%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Increase in volume	13.8%	8.7%
Decrease in average selling prices	-2.1%	-1.9%
Foreign currency effects	0.9%	-0.1%
Other	-0.6%	-0.1%
Net change	12.0%	6.6%

Gross profit margins for the Resistors & Inductors segment were as follows:

	Years ended December 31,
	2017	2016	2015

Gross profit margin	29.8%	29.6%	29.5%

Net revenues of the Resistors & Inductors segment increased significantly versus the prior year.  All regions experienced growth in net revenues with Europe and Asia experiencing the most significant growth.  Distribution and the automotive and industrial end-markets contributed the most to the revenue increase.

The gross profit margin increased slightly versus the prior year.  The higher sales volume and cost reduction efforts were partially offset by some negative impacts of training requirements and overtime for additional production staff.

Average selling prices declined slightly versus the prior year, consistent with historical performance.

Market demand currently exceeds our capacity for certain product lines.  Capital spending projects to expand capacity are underway with several expected to be completed in 2018.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Resistors & Inductors segment.  As of December 31, 2017, the programs were substantially completed.  See "Cost Management" above and Note 4 to our consolidated financial statements.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Net revenues	$383,932	$337,212	$352,900
Change versus comparable prior year period	$46,720	$(15,688)
Percentage change versus comparable prior year period	13.9%	-4.4%

Changes in Capacitors segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015

Change attributable to:
Change in volume	15.3%	-4.0%
Decrease in average selling prices	-1.9%	-0.5%
Foreign currency effects	1.0%	0.0%
Other	-0.5%	0.1%
Net change	13.9%	-4.4%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2017	2016	2015

Gross profit margin	20.4%	19.8%	18.9%

Net revenues of the Capacitors segment in 2017 increased significantly versus the prior year.  All regions experienced growth in net revenues with  Asia experiencing the most significant growth.  Sales to distribution recovered from the 2016 decline and experienced a large increase.

The gross profit margin increased slightly versus the prior year.  The increase is primarily due to increased sales volume and cost reduction efforts, partially offset by a less favorable product and customer mix, additional costs for overtime and training of new personnel, and unfavorable exchange rate impacts.

Average selling prices have decreased slightly versus the prior year.

Capital spending projects are underway in response to the increased market demand for certain product lines.

In 2015, we announced global cost reduction programs which include targeted plans to streamline and consolidate certain product lines, including within our Capacitors segment. As of December 31, 2017, the programs were substantially completed.  See "Cost Management" above and Note 4 to our consolidated financial statements.

In 2015, we recorded goodwill impairment charges of $5.4 million in the Capacitors segment.  See Note 3 to our consolidated financial statements.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015

Total SG&A expenses	$376,751	$367,987	$362,226
as a percentage of sales	14.5%	15.8%	15.7%

SG&A increased slightly versus the prior year.  The increase is primarily due to higher incentive compensation costs and negative foreign currency impacts, which were partially offset by the effects of our cost reduction programs.  The overall increase in SG&A expenses in 2016 versus 2015 is primarily due to increased R&D expenses, higher environmental remediation costs, and additional compensation costs in general, partially offset by lower amortization expense and our cost reduction programs.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2017	2016	2015

Amortization of intangible assets	$14,263	$14,842	$21,829

Certain intangible assets became fully amortized in the second fiscal quarter of 2017.  We recognized indefinite-lived intangible asset impairment charges of $1.6 million in the third fiscal quarter of 2016 and amortizable intangible asset impairment charges of $57.6 million in the third fiscal quarter of 2015.  Additionally, in September 2016, we began to amortize our Siliconix tradenames, which were previously considered indefinite-lived, over their remaining useful life of 10 years.  See Note 3 to our consolidated financial statements.

In 2013 and 2015, we announced restructuring programs targeting SG&A expenses. These programs were substantially implemented as of December 31, 2017.  See Note 4 to our consolidated financial statements and "Cost Management" above.

Other Income (Expense)

2017 Compared to 2016

Interest expense for the year ended December 31, 2017 increased by $2.2 million versus the year ended December 31, 2016.  The increase is primarily due to higher average outstanding balances and slightly higher interest rates on our revolving credit facility and increased amortization of the debt discounts associated with our convertible senior debentures, partially offset by decreases in the estimated values of the embedded derivatives associated with our convertible debentures.

In 2017, we sold our 50% interest in an investment accounted for using the equity method, and recorded a loss aggregating to $6.1 million.  The loss recorded in March 2017 included our proportionate share of the investee's accumulated other comprehensive loss of $1.1 million, recognized upon discontinuation of the equity investment, and the estimated cost of certain contingencies pending resolution related to the investee.  In December 2017, the contingencies were favorably settled and we reduced the loss by $0.9 million.  The loss on disposal is not deductible for income tax purposes.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2017	2016	Change

Foreign exchange gain (loss)	$(4,536)	$292	$(4,828)
Interest income	6,482	4,264	2,218
Other	(208)	160	(368)
	$1,738	$4,716	$(2,978)

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

Income Taxes

For the years ended December 31, 2017, 2016, and 2015, the effective tax rates were 107.0%, 47.6%, and 244.1%, respectively. Historically, the effective tax rates are generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions. While our effective tax rate has historically been less than the U.S. statutory rate, the effective tax rate for each of the years presented is higher than the U.S. statutory rate, primarily due to certain discrete items recorded in each year. These items were $230.6 million in 2017, $22.6 million in 2016, and $152.4 million in 2015.

The effective tax rate for the year ended December 31, 2017 was significantly impacted by the effect of the TCJA (see "U.S. Tax Reform: Tax Cuts and Jobs Act" above).  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  The net tax expense recorded was $234.9 million.  We are continuing to collect and analyze detailed information that could impact this amount, and may record adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.

Also during 2017, we recorded $5.8 million of tax benefit for periodic remeasurement related to the 2015 cash repatriation program described below, and $1.6 million of net tax expense for changes in uncertain tax positions.

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

For the year ended December 31, 2015, the discrete items included $164.0 million of expense recorded in the fourth fiscal quarter primarily to repatriate $300.0 million of foreign earnings to the United States, following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions (the "2015 cash repatriation program").  It also includes $8.9 million (tax benefit) for changes in valuation allowances and $2.6 million (tax benefit) for changes in uncertain tax positions.

The 2015 cash repatriation program was expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date. Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense. As a result of the TCJA, we have terminated the 2015 cash repatriation plan and replaced it as described in "U.S. Tax Reform: Tax Cut and Jobs Act" above.

We operate in a global environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Part of our historical strategy has been to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can take advantage of lower labor costs and available tax and other government-sponsored incentives.  Accordingly, our effective tax rate has historically been less than the U.S. statutory rate, except in years where there are material discrete items.

The TCJA significantly reduces the U.S. statutory tax rate, to a rate that is less than the applicable tax rates of many of the jurisdictions in which we operate.  Furthermore, our GAAP interest expense generally exceeds our U.S.-based operating income, resulting in pre-tax losses in the U.S.  Accordingly, we have historically recorded U.S. federal tax benefits, at 35%, which had the effect of reducing our consolidated GAAP tax rate.  Accordingly, the reduction in the statutory U.S. tax rate will generally increase our consolidated GAAP tax rate due to the loss of these tax benefits recognized on a GAAP basis.  We are still evaluating the effects of the TCJA on our future effective tax rate.  Other actions independent of the TCJA will also impact the future effective tax rate.

Additional information about income taxes is included in Note 5 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock. We have generated cash flows from operations in excess of $200 million in each of the past 16 years, and cash flows from operations in excess of $100 million in each of the past 23 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 21 years, and "free cash" in excess of $80 million in each of the past 16 years.  We continue to focus on the generation of free cash, including an emphasis on cost controls.

We continued to generate positive cash flows from operations and free cash during the year ended December 31, 2017.  We generated $200 million of free cash in 2017, which is higher than our historical average.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

On May 2, 2016, our Board of Directors approved a stock repurchase plan, pursuant to which we repurchased 1,752,454 shares of stock for $23.2 million in 2016.  That stock repurchase plan expired on May 2, 2017.

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan will expire on June 1, 2018.  The stock repurchase plan does not obligate us to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction in accordance with the plan.  We repurchased 2,250,236 shares of stock for $39.9 million since the inception of this plan.

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

We also entered into a new, larger, revolving credit facility in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The amended and restated credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  The previous credit agreement was scheduled to mature on August 8, 2018.  At December 31, 2017 and December 31, 2016, $150 million and $143 million, respectively, were outstanding under our credit facility.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2017.  Our interest expense coverage ratio and leverage ratio were 14.99 to 1 and 1.51 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

The balance of our revolving credit facility was $143 million at December 31, 2016. We borrowed $557 million and repaid $550 million on our credit facility during the year ended December 31, 2017.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $213 million and the highest amount outstanding on our credit facility at a month end was $273 million during the year ended December 31, 2017.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017, July 1, 2017, and September 30, 2017 evaluations, and remain convertible subsequent to the December 31, 2017 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and the first, second, third, and fourth fiscal quarters of 2017.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria and remain convertible subsequent to the December 31, 2017 evaluation due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods in the third and fourth fiscal quarters of 2017.  Such debentures will remain convertible until March 31, 2018, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted debentures using borrowings under our credit facility.  Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a noncurrent liability on the consolidated balance sheets.  No conversions have occurred to date.  The convertible debentures due 2041 are not currently convertible.

As of December 31, 2017, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.

The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we provisionally expect to pay $180.0 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  Based on our U.S. cash position, we expect that we will be required to repatriate amounts from our non-U.S. subsidiaries to the United States to satisfy this tax obligation.

These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source jurisdiction, and certain U.S. state taxes.

Additionally, cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

During 2017 and 2016, we repatriated $38.0 million and $46.0 million pursuant to our 2015 cash repatriation program.  The 2015 cash repatriation program has been cancelled due to the TCJA, and replaced with the planned cash repatriation described in "U.S. Tax Reform: Tax Cuts and Jobs Act" above.

Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

Management expects to periodically pay down the balance of our revolving credit facility with available cash or use the credit facility to meet short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before the maturity of our revolving credit facility in December 2020.  As described above, we plan to repatriate cash to the U.S. to satisfy the TCJA transition tax, which is payable in increments over eight years.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.74% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2017	December 31, 2016

Credit Facility	$150,000	$143,000
Convertible senior debentures, due 2040*	110,412	108,120
Convertible senior debentures, due 2041*	56,641	55,442
Convertible senior debentures, due 2042*	62,518	61,341
Deferred financing costs	(9,101)	(10,880)
Total debt	370,470	357,023

Cash and cash equivalents	748,032	471,781
Short-term investments	547,136	626,627

Net cash and short-term investments (debt)	$924,698	$741,385

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

Our financial condition as of December 31, 2017 continued to be strong, with a current ratio (current assets to current liabilities) of 3.9 to 1, as compared to 4.1 to 1 as of December 31, 2016.  The decrease is primarily due to increased trade accounts payable and income taxes payable, which were only partially offset by increases in nearly all current assets.  Our ratio of total debt to Vishay stockholders' equity was 0.26 to 1 at December 31, 2017 as compared to a ratio of 0.23 to 1 at December 31, 2016.  The increase in the ratio is primarily due to reclassification of the equity portion of our convertible debentures due 2040 from permanent to temporary equity due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods in the third and fourth fiscal quarters of 2017.

Cash flows provided by operating activities were $368.8 million for the year ended December 31, 2017, as compared to cash flows provided by operations of $296.5 million for the year ended December 31, 2016.  The improvement in operating cash flows is primarily due to the increase in pre-tax earnings.  Cash flows provided by operating activities for the year ended December 31, 2016 were negatively impacted by $17.0 million of cash contributions to our Taiwanese pension plans and restructuring payments of $33.0 million.

Cash paid for property and equipment for the year ended December 31, 2017 was $170.4 million, as compared to $134.6 million for the year ended December 31, 2016. We expect capital spending of approximately $210 million in 2018, in accordance with requirements of our markets.  Some of this 2018 capital spending represents an acceleration of expected expansion from later years of our long-range plan.

Cash paid for dividends to our common and Class B common stockholders totalled $37.0 million and $36.7 million for the years ended December 31, 2017 and 2016, respectively.  We expect dividend payments in 2018 to total approximately $38.9 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2017 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$725,000	$-	$150,000	$-	$575,000
Interest payments on long-term debt	322,206	19,516	38,667	25,875	238,148
Operating and capital leases	80,826	19,773	25,442	15,133	20,478
Letters of credit	3,789	-	3,789	-	-
Expected pension and postretirement plan funding	214,005	20,357	44,383	42,290	106,975
Estimated costs to complete construction in progress	79,000	79,000	-	-	-
TCJA transition tax	180,000	28,800	28,800	41,400	81,000
Uncertain tax positions	18,443	3,205	-	-	15,238
Purchase commitments	56,924	41,166	15,758	-	-
Other long-term liabilities	58,211	-	-	-	58,211
Total contractual cash obligations	$1,738,404	$211,817	$306,839	$124,698	$1,095,050

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

Various factors could have a material effect on the amount of future principal and interest payments. Among other things, approximately $575 million of our outstanding debt instruments are convertible into common stock.  Also, although we intend to net share settle our convertible senior debentures due 2040, due 2041, and due 2042, we have the option to settle these instruments in shares of common stock pursuant to the indenture governing these debentures.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2017, but actual rates are variable and are certain to change over time.

The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we provisionally expect to pay $180.0 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.

Our consolidated balance sheet at December 31, 2017 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations are included in the uncertain tax positions disclosed above, but were not material to us as of December 31, 2017.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2017.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2017, 2016, and 2015 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2017, we had $150.0 million outstanding under the revolving credit facility. The present amounts outstanding under the revolving credit commitment bears interest at LIBOR plus 1.75%.

Our convertible senior debentures due 2040, due 2041, and due 2042 bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2017, we have $748.0 million of cash and cash equivalents and $547.1 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2017, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $4.0 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We use forward exchange contracts to economically hedge a portion of these exposures.  We entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $100 million as of December 31, 2017.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of contracts is recognized in our consolidated statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2017 and 2016, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2017 and 2016. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $9.0 million and $9.1 million at December 31, 2017 and December 31, 2016, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $6.1 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2017 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

10.1†	Amended and restated Vishay Intertechnology 162(m) Cash Bonus Plan. Incorporated by reference to Annex A to our Proxy Statement, dated March 31, 2017, for our 2017 Annual Meeting of Stockholders.
10.2†	Vishay Intertechnology, Inc. 1998 Stock Option Program. Incorporated by reference to our Proxy Statement, dated April 16, 1998, for our 1998 Annual Meeting of Stockholders.
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

10.48†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.49†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.50†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
10.51†	Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.
10.52†	Third Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 15, 2018. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on February 16, 2018.
10.53†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.
10.54†	Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.
10.55†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.
10.56†	Employment Agreement, dated February 15, 2018, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt. Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed on February 16, 2018.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
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
February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 16, 2018
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 16, 2018
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 16, 2018
Marc Zandman	the Board of Directors

/s/ Abraham Ludomirski	Director	February 16, 2018
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 16, 2018
Frank D. Maier

/s/ Ronald M. Ruzic	Director	February 16, 2018
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 16, 2018
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 16, 2018
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 16, 2018
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 16, 2018
Ruta Zandman

/s/ Raanan Zilberman	Director	February 16, 2018
Raanan Zilberman

This page intentionally left blank.

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vishay Intertechnology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968
Philadelphia, Pennsylvania
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Vishay Intertechnology, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting incudes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to provide future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 16, 2018

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$748,032	$471,781

Short-term investments	547,136	626,627

Accounts receivable, net of allowances for doubtful accounts of $2,008 and $1,772, respectively	340,027	274,027

Inventories:
Finished goods	127,272	109,075
Work in process	177,419	162,311
Raw materials	132,068	109,859
Total inventories	436,759	381,245

Prepaid expenses and other current assets	120,336	110,792
Total current assets	2,192,290	1,864,472

Property and equipment, at cost:
Land	92,285	89,753
Buildings and improvements	606,168	570,932
Machinery and equipment	2,415,769	2,283,222
Construction in progress	103,058	71,777
Allowance for depreciation	(2,311,522)	(2,166,813)
Property and equipment, net	905,758	848,871

Goodwill	142,742	141,407

Other intangible assets, net	69,754	84,463

Other assets	148,645	138,588
Total assets	$3,459,189	$3,077,801

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016

Liabilities and equity
Current liabilities:
Notes payable to banks	$4	$3
Trade accounts payable	222,373	174,107
Payroll and related expenses	135,702	114,576
Other accrued expenses	156,030	149,131
Income taxes	50,226	19,033
Total current liabilities	564,335	456,850

Long-term debt, less current portion	370,470	357,023
U.S. transition tax payable	151,200	-
Deferred income taxes	335,775	286,797
Other liabilities	73,449	59,725
Accrued pension and other postretirement costs	281,701	257,789
Total liabilities	1,776,930	1,418,184

Commitments and contingencies

Redeemable convertible debentures	252,070	88,659

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 131,874,587 and 133,846,801 shares outstanding	13,188	13,385
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,129,227 and 12,129,227 shares outstanding	1,213	1,213
Capital in excess of par value	1,752,506	1,952,988
(Accumulated deficit) retained earnings	(364,464)	(307,417)
Accumulated other comprehensive income (loss)	25,714	(94,652)
Total Vishay stockholders' equity	1,428,157	1,565,517
Noncontrolling interests	2,032	5,441
Total equity	1,430,189	1,570,958
Total liabilities, temporary equity, and equity	$3,459,189	$3,077,801

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2017	2016	2015

Net revenues	$2,603,522	$2,323,431	$2,300,488
Costs of products sold	1,903,910	1,753,648	1,758,268
Gross profit	699,612	569,783	542,220

Selling, general, and administrative expenses	376,751	367,987	362,226
Restructuring and severance costs	11,273	19,199	19,215
Impairment of intangible assets	-	1,559	57,600
Impairment of goodwill	-	-	5,380
U.S. pension settlement charges	-	79,321	-
Operating income	311,588	101,717	97,799

Other income (expense):
Interest expense	(27,850)	(25,623)	(25,685)
Other	1,738	4,716	7,976
Loss on disposal of equity affiliate	(6,112)	-	-
Gain on early extinguishment of debt	-	4,597	-
Gain (loss) related to Tianjin explosion	-	8,809	(5,350)
Total other income (expense)	(32,224)	(7,501)	(23,059)

Income before taxes	279,364	94,216	74,740

Income tax expense	298,924	44,843	182,473

Net earnings (loss)	(19,560)	49,373	(107,733)

Less: net earnings attributable to noncontrolling interests	784	581	781

Net earnings (loss) attributable to Vishay stockholders	$(20,344)	$48,792	$(108,514)

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.14)	$0.33	$(0.73)

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.14)	$0.32	$(0.73)

Weighted average shares outstanding - basic	145,633	147,152	147,700

Weighted average shares outstanding - diluted	145,633	150,697	147,700

Cash dividends per share	$0.255	$0.250	$0.240

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2017	2016	2015

Net earnings (loss)	$(19,560)	$49,373	$(107,733)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(4,545)	71,926	19,338

Foreign currency translation adjustment	124,220	(35,863)	(80,106)

Unrealized gain (loss) on available-for-sale securities	691	612	(1,419)

Other comprehensive income (loss)	120,366	36,675	(62,187)

Comprehensive income (loss)	100,806	86,048	(169,920)

Less: comprehensive income attributable to noncontrolling interests	784	581	781

Comprehensive income (loss) attributable to Vishay stockholders	$100,022	$85,467	$(170,701)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2017	2016	2015
		(recast - see Note1)	(recast - see Note1)
Operating activities
Net earnings (loss)	$(19,560)	$49,373	$(107,733)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	163,146	159,363	176,169
(Gain) loss on disposal of property and equipment	(265)	(4,054)	(86)
Accretion of interest on convertible debentures	4,984	4,610	4,264
Inventory write-offs for obsolescence	17,771	22,619	21,384
Impairment of goodwill and intangible assets	-	1,559	62,980
U.S. pension settlement charges	-	79,321	-
Pensions and other postretirement benefits, net of contributions	(2,425)	(3,282)	(3,543)
Loss on disposal of equity affiliate	6,112	-	-
Gain on early extinguishment of debt	-	(4,597)	-
U.S. transition tax	180,000	-	-
Deferred income taxes	52,377	(2,519)	118,447
Other	13,044	(1,678)	1,358
Net change in operating assets and liabilities, net of effects of businesses acquired	(46,407)	(4,206)	(27,249)
Net cash provided by operating activities	368,777	296,509	245,991

Investing activities
Capital expenditures	(170,432)	(134,635)	(147,142)
Proceeds from sale of property and equipment	1,685	5,701	2,049
Purchase and deposits for businesses, net of cash acquired	-	-	(6,750)
Purchase of short-term investments	(749,600)	(555,250)	(486,949)
Maturity of short-term investments	887,729	532,601	345,397
Sale of short-term investments	-	-	503
Sale of other investments	-	-	400
Other investing activities	(4,189)	2,942	(4,884)
Net cash used in investing activities	(34,807)	(148,641)	(297,376)

Financing activities
Debt issuance costs	-	-	(3,693)
Principal payments on long-term debt and capital leases	-	(34,044)	-
Net proceeds (payments) on revolving credit lines	7,000	(47,000)	(10,000)
Common stock repurchases	(39,944)	(23,159)	-
Dividends paid to common stockholders	(33,956)	(33,693)	(32,506)
Dividends paid to Class B common stockholders	(3,093)	(3,032)	(2,911)
Net changes in short-term borrowings	1	(723)	(14)
Distributions to noncontrolling interests	(1,140)	(707)	(725)
Acquisition of noncontrolling interests	(4,100)	-	-
Proceeds from stock options exercised	1,260	356	-
Cash withholding taxes paid when shares withheld for vested equity awards	(1,971)	(542)	(639)
Other financing activities	(1,255)	-	-
Net cash used in financing activities	(77,198)	(142,544)	(50,488)
Effect of exchange rate changes on cash and cash equivalents	19,479	(9,050)	(14,792)

Net increase (decrease) in cash and cash equivalents	276,251	(3,726)	(116,665)

Cash and cash equivalents at beginning of year	471,781	475,507	592,172
Cash and cash equivalents at end of year	$748,032	$471,781	$475,507

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at January 1, 2015	$13,532	$1,213	$2,055,246	$(175,485)	$(69,140)	$1,825,366	$5,511	$1,830,877
Net earnings (loss)	-	-	-	(108,514)	-	(108,514)	781	(107,733)
Other comprehensive income (loss)	-	-	-	-	(62,187)	(62,187)	-	(62,187)
Distributions to noncontrolling interests	-	-	-	-	-	-	(725)	(725)
Issuance of stock and related tax withholdings for vested restricted stock units (136,498 shares)	14	-	(653)	-	-	(639)	-	(639)
Dividends declared ($0.24 per share)	-	-	32	(35,449)	-	(35,417)	-	(35,417)
Stock compensation expense	-	-	3,846	-	-	3,846	-	3,846
Tax effects of stock plan	-	-	21	-	-	21	-	21
Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Net earnings	-	-	-	48,792	-	48,792	581	49,373
Other comprehensive income	-	-	-	-	36,675	36,675	-	36,675
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,752,454 shares)	(175)	-	(22,984)	-	-	(23,159)	-	(23,159)
Temporary equity reclassification	-	-	(88,659)	-	-	(88,659)	-	(88,659)
Issuance of stock and related tax withholdings for vested restricted stock units (110,825 shares)	11	-	(553)	-	-	(542)	-	(542)
Dividends declared ($0.25 per share)	-	-	36	(36,761)	-	(36,725)	-	(36,725)
Stock compensation expense	-	-	6,380	-	-	6,380	-	6,380
Stock options exercised 27,619 shares)	3	-	353	-	-	356	-	356
Tax effects of stock plan	-	-	(77)	-	-	(77)	-	(77)
Balance at December 31, 2016	$13,385	$1,213	$1,952,988	$(307,417)	$(94,652)	$1,565,517	$5,441	$1,570,958
Cumulative effect of accounting change for adoption of ASU 2016-09 (see Note 1)	-	-	-	386	-	386	-	386
Net earnings (loss)	-	-	-	(20,344)	-	(20,344)	784	(19,560)
Other comprehensive income (loss)	-	-	-	-	120,366	120,366	-	120,366
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Common stock repurchase (2,250,236 shares)	(225)	-	(39,719)	-	-	(39,944)	-	(39,944)
Temporary equity reclassification	-	-	(163,411)	-	-	(163,411)	-	(163,411)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($0.255 per share)	-	-	40	(37,089)	-	(37,049)	-	(37,049)
Stock compensation expense	-	-	4,394	-	-	4,394	-	4,394
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(364,464)	$25,714	$1,428,157	$2,032	$1,430,189
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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $67,153, $66,842, and $64,193, for the years ended December 31, 2017, 2016, and 2015, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

See Note 5.

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2017 and 2016, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $301, $61, and $(152) for the years ended December 31, 2017, 2016, and 2015, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2017 was approximately $79,000. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $148,883, $144,521, and $154,340 for the years ended December 31, 2017, 2016, and 2015, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain of the Company's tradenames were assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes.  See Note 3 for further information on the impairment tests performed in 2016 and 2015.  At December 31, 2017 and 2016, respectively, the Company has no recorded indefinite-lived intangible assets.

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

GAAP prescribes a quantitative method for determining goodwill impairment. The Company has the option of performing a qualitative assessment before performing the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is not more likely than not less than the carrying amount, the quantitative impairment test is not required. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the quantitative impairment test is required.

The Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a comparable companies market multiple approach and a discounted cash flow analysis (an income approach).  If the net book value of the reporting unit were to exceed the fair value, the Company would recognize an impairment charge.

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

Available-for-Sale Securities

Short-term investments and other assets reported on the accompanying consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year and investments in marketable securities which are classified as available-for-sale. These assets include assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company's other postretirement benefit obligations outside of the U.S.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Unrealized gains and losses are reported, net of their related tax consequences, as a component of accumulated other comprehensive income in stockholders' equity until sold. At the time of sale, the assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.  See "Recent Accounting Pronouncements" below.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2017 and 2016, outstanding derivative instruments were not material.

The Company reports derivative instruments on the accompanying consolidated balance sheet at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income (loss) and the ineffective portion, if any, is reported in current period net earnings (loss).  Changes in the fair values of derivative instruments that are not designated as hedges, including embedded derivatives, are recorded in current period net earnings (loss).

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

Other financial instruments include cash and cash equivalents, held-to-maturity short-term investments, accounts receivable, and notes payable. The carrying amounts of these financial instruments reported on the accompanying consolidated balance sheets approximate their fair values due to the short-term nature of these assets and liabilities.

Stock-Based Compensation

Compensation costs related to stock-based payment transactions are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director is required to provide service in exchange for the award. For awards subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  The Company recognizes compensation cost for restricted stock units ("RSUs") that are expected to vest and records cumulative adjustments in the period that the expectation changes.

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

For those subsidiaries where the local currency is the functional currency, assets and liabilities on the accompanying consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the consolidated results of operations and are reported as a separate component of stockholders' equity. Revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated results of operations.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2017 and 2016 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2017, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance.  The captive insurance entity had $560 accrued for outstanding claims at December 31, 2017 and no amounts accrued for outstanding claims at December 31, 2016.

Certain cash and investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Restricted cash of $9,438 and $10,211 is included in other noncurrent assets at December 31, 2017 and 2016, respectively, representing required statutory reserves of the captive insurance entity.

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

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Company adopted the ASU on January 1, 2017.  The ASU allowed prospective adoption of certain aspects, while requiring retrospective adoption of other aspects of the guidance.  The Company recognized a cumulative-effect adjustment for previously unrecognized excess tax benefits in January 1, 2017 retained earnings (accumulated deficit) of $386.  The Company reclassified $542 and $639 of cash withholding taxes paid when shares were withheld for vested equity awards in the accompanying consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively, to financing cash flows.  The Company retrospectively reclassified an immaterial amount of excess tax benefits as operating cash flows on the accompanying consolidated statements of cash flows.  The Company will recognize forfeitures on its stock-based awards as they occur.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Under GAAP (specifically, Accounting Standards Codification ("ASC") Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  The total effect of tax law changes on deferred tax balances is recorded as a component of income tax expense.

In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB No. 118") to provide guidance to registrants in applying ASC Topic 740 in connection with the TCJA.  SAB No. 118 provides that in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a "measurement period".  The measurement period begins in the reporting period of the TCJA's enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740.  SAB No. 118 also describes supplemental disclosures that should accompany the provisional amounts.  The Company has applied the guidance in SAB No. 118 to account for the financial accounting impacts of the TCJA as of December 31, 2017, and has provided the applicable supplemental disclosures in Note 5.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a convergence project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The ASU removes inconsistencies and weaknesses in revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; provides more useful information to users of financial statements through expanded disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018.  The Company intends to retrospectively adopt the ASU effective January 1, 2018.  Based on work performed to date, the Company expects to record a cumulative-effect adjustment of approximately $2,500 to January 1, 2016 retained earnings (accumulated deficit) upon the retrospective adoption of ASU No. 2014-09 for certain custom products where revenue will be recognized throughout the production process.  The Company also expects to record a reclassification of warranty expenses from costs of products sold to contra-revenue of $4,154 and $6,103 for the years ended December 31, 2017 and 2016, respectively.  The adoption of the ASU is not expected to have a material impact on the Company's results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU enhances the reporting model for financial instruments by addressing certain aspects, including requiring equity investments to be measured at fair value with changes in fair value recognized in net income; simplifying the impairment assessment of equity investments without readily determinable fair values; eliminating the requirement to disclose the method and significant assumptions used to estimate the disclosed fair value of financial instruments measured at amortized cost; and requiring the use of the exit price notion for fair value measurements of financial instruments for disclosure purposes.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018.  The Company will recognize a cumulative-effect adjustment to retained earnings (accumulated deficit) of $1,801 on January 1, 2018 for the cumulative change in fair value of available-for-sale equity investments previously recognized in other comprehensive income.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The ASU amends the income statement presentation requirements of net periodic benefit cost of defined benefit pension and other postretirement plans.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2018 and requires retrospective adoption.  Upon adoption, the Company will reclassify the components of net benefit costs other than the current service component, currently presented as $3,497 and $4,040 of cost of goods sold for the years ended December 31, 2017 and 2016, respectively, and $8,919 and $11,981 million of selling, general, and administrative expenses for the years ended December 31, 2017 and 2016, respectively, to other expenses.  The Company will also reclassify the $79,321 U.S. pension settlement charges recorded for the year ended December 31, 2016 to other expenses.

Reclassifications

In addition to the changes due to the retrospective adoption of certain aspects of new accounting guidance described above, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Subsequent Events

On February 8, 2018, the Company acquired substantially all of the assets and liabilities of UltraSource, Inc., a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13,372, subject to customary post-closing adjustments.  This business will be incorporated into the Company's Resistors & Inductors segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

As a result of a review of the financial results and outlook for the MOSFETs segment following the completion of production transfers, Vishay determined that an interim indefinite-lived intangible asset impairment test was required for its Siliconix tradenames as of the end of the third fiscal quarter of 2016.

As a result of this analysis, the Company determined that its Siliconix tradenames, with a carrying value of $20,359, were impaired.  The Company recorded an impairment charge of $1,559 to write-down the tradenames to their fair value.  The tradenames are no longer considered indefinite-lived and the remaining value is being amortized over 10 years, which was the estimated remaining useful life.

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

The Company determined that the estimated fair value of the Capacitors reporting unit was less than the net book value of that reporting unit.  Upon completion of the impairment analysis for the Capacitors reporting unit, the Company recorded a full goodwill impairment charge of $5,380.

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

The fair value of reporting units for goodwill impairment testing purposes is measured primarily using present value techniques based on projected cash flows from the reporting unit.  The calculated results are evaluated for reasonableness using comparable company data.  The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

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

The Company performs its annual goodwill and indefinite-lived impairment test as of the first day of the fiscal fourth quarter. The interim impairment tests performed as the last day of the third fiscal quarters of 2016 and 2015, were effectively the annual impairment tests for 2016 and 2015.  No impairment was identified as a result of the Company's annual impairment test for 2017.

The recorded impairment charges are noncash in nature and do not affect Vishay's liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 were as follows:

	Optoelectronic Components	Resistors & Inductors	Total

Balance at January 1, 2016	$96,849	$41,395	$138,244
Sonntag acquisition	-	3,485	3,485
Exchange rate effects	-	(322)	(322)
Balance at December 31, 2016	$96,849	$44,558	$141,407
Exchange rate effects	-	1,335	1,335
Balance at December 31, 2017	$96,849	45,893	142,742

Other intangible assets are as follows:

	December 31,
	2017	2016

Intangible assets subject to amortization:
Patents and acquired technology	$71,596	$93,395
Capitalized software	54,325	53,807
Customer relationships	63,655	84,905
Tradenames	55,272	53,680
Non-competition agreements	606	1,266
	245,454	287,053
Accumulated amortization:
Patents and acquired technology	(63,868)	(81,807)
Capitalized software	(50,246)	(49,388)
Customer relationships	(26,622)	(42,787)
Tradenames	(34,378)	(27,460)
Non-competition agreements	(586)	(1,148)
	(175,700)	(202,590)
Net Intangible Assets Subject to Amortization	$69,754	$84,463

Amortization expense (excluding capitalized software) was $14,263, $14,842, and $21,829, for the years ended December 31, 2017, 2016, and 2015, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2017 for each of the next five years is as follows:

2018	$11,620
2019	7,741
2020	6,750
2021	5,863
2022	5,192

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

In 2013, the Company announced various cost reduction programs.  These programs were substantially implemented by the end of the first fiscal quarter of 2016, with some additional costs and adjustments incurred in 2016.  Many of the severance costs were recognized ratably over the required stay periods.  In November 2016, the Company announced an extension of one of these programs, which was substantially completed as of December 31, 2017.

In 2015, the Company announced additional global cost reduction programs.  These programs included a facility closure in the Netherlands.  These programs were substantially implemented as of December 31, 2017.  The cash costs of these programs, primarily severance, aggregated to $31,740.

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Years ended December 31,
	2017	2016	2015
MOSFETs Enhanced Competitiveness Program	$3,204	$9,744	$5,367
Global Cost Reduction Programs	8,069	9,918	13,753
Voluntary Separation / Retirement Program	-	-	95
Modules Production Transfer	-	(463)	-
Total	$11,273	$19,199	$19,215

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

Employees generally were required to remain with the Company during the production transfer period.  Accordingly, the Company accrued these severance costs ratably over the respective employees' remaining service periods.  The Company incurred other exit costs associated with the production transfer, including certain contract termination costs.

As a result of a review of the financial results and outlook for the Company's MOSFETs segment following the completion of the aforementioned production transfers, in November 2016, the Company determined to implement further cost reductions for the MOSFETs segment.

On November 7, 2016, the Company announced an extension of the MOSFETs Enhanced Competitiveness Program.  The revised program included various cost reduction initiatives, primarily the transfer of all remaining manufacturing operations at its Santa Clara, California facility to other Vishay facilities or third-party subcontractors.  The Company incurred cash charges of $7,248, primarily related to severance, to implement these additional steps.  The total cash charges for the MOSFETs Enhanced Competitiveness Program were $26,668.  The Company expects to maintain its R&D and management presence in the Silicon Valley area.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	3,204
Cash paid	(7,173)
Balance at December 31, 2017	$2,263

Severance benefits are generally paid in a lump sum at cessation of employment. Other exit costs of $958 and $5,763 are included in the expenses incurred in 2017 and 2016, respectively, in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses in the accompanying consolidated balance sheets.

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

These employees generally were not aligned with any particular segment. The effective separation / retirement date for most employees who accepted the offer was June 30, 2014 or earlier, with a few exceptions to allow for a transition period.  The Company recorded $13,373 of expenses for this program, primarily in 2013 and 2014.  Substantially all amounts related to this program have been paid as of December 31, 2017.

Modules Production Transfer

In an effort to reduce costs and streamline production of its module products within its Diodes segment, the Company committed to two smaller cost reduction programs related to the transferring of production of certain of its products.

The Company recorded restructuring and severance costs of $2,080 for the year ended December 31, 2014 and an adjustment of $(463) during the year ended December 31, 2016 related to these production transfer programs.  Substantially all amounts related to these programs were paid as of December 31, 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

Global Cost Reduction Programs

The global cost reduction programs announced in 2015 included a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within its Capacitors and Resistors & Inductors segments.

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	8,069
Cash paid	(7,168)
Foreign currency translation	500
Balance at December 31, 2017	$7,665

The following table summarizes the expense recognized by segment related to this program:

	Years ended December 31,
	2017	2016	2015
Diodes	$428	$788	$133
Optoelectronic Components	437	936	215
Resistors & Inductors	4,981	5,173	5,972
Capacitors	434	687	5,209
Unallocated Selling, General, and Administrative Expenses	1,789	2,334	2,224
Total	$8,069	$9,918	$13,753

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $577 are included in the expenses incurred in 2017 in the tables above.  The current portion of the liability is $5,089 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduces the U.S. corporate income tax rate to 21% beginning in 2018; imposes a one-time transition tax on deferred foreign earnings; establishes a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limits deductions for net interest expense; and expands the U.S. taxation of foreign earned income to include "global intangible low-taxed income" ("GILTI").

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118 (see Note 1), the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed.  Furthermore, the Company is continuing to evaluate the TCJA's provisions and may prospectively adjust its financial structure and business practices accordingly.

As a result of the TCJA, the Company recognized a provisional tax benefit of $74,816 to remeasure its net deferred tax liabilities at the lower, 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company recognized provisional tax expense of $215,558, and provisionally expects to pay $180,000, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards. These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, the Company has made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and has recorded provisional tax expense of $213,000 to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1,100,000 of available foreign earnings.  Due to the existence of the foreign cash taxes payable at the source, the Company expects to actually repatriate these amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

There are additional amounts of unremitted foreign earnings in other countries, which continue to be reinvested indefinitely, and the Company has made no provision for incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to these amounts. Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

During the fourth fiscal quarter of 2015, the Company recognized income tax, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300,000 of foreign earnings.  This tax expense was recognized in 2015 following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that could be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  The Company repatriated $38,000 and $46,000 pursuant to this program in 2017 and 2016, respectively.  Prior to the enactment of the TCJA, the related deferred tax liability for the 2015 repatriation plan was $118,887.  The Company has terminated the 2015 cash repatriation plan and recorded a provisional income tax benefit to reverse this deferred tax liability, which was replaced by the liability for the transition tax and foreign income and withholding taxes described above.

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The provisional amount of net tax expense recorded by the Company in the fourth fiscal quarter of 2017 that is directly and indirectly related to the TCJA is summarized as follows:

Remeasurement of net deferred tax liabilities	$(74,816)
Transition tax on unremitted foreign earnings	215,558
Incremental foreign taxes on assumed repatriation	213,000
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)
Total tax expense related to the enactment of the TCJA	$234,855

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2017	2016	2015

Domestic	$(40,171)	$(135,953)	$(40,929)
Foreign	319,535	230,169	115,669
	$279,364	$94,216	$74,740

Significant components of income taxes are as follows:

	Years ended December 31,
	2017	2016	2015

Current:
Federal	$180,873	$358	$290
State and local	108	5	163
Foreign	65,566	46,999	63,573
	246,547	47,362	64,026
Deferred:
Federal	(101,896)	6,163	78,933
State and local	1,538	(3,039)	311
Foreign	152,735	(5,643)	39,203
	52,377	(2,519)	118,447
Total income tax expense	$298,924	$44,843	$182,473

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016

Deferred tax assets:
Pension and other retiree obligations	$43,536	$47,104
Inventories	9,658	7,691
Property and equipment	3,798	(1,025)
Net operating loss carryforwards	136,599	183,562
Tax credit carryforwards	13,328	25,432
Other accruals and reserves	22,930	29,401
Total gross deferred tax assets	229,849	292,165
Less valuation allowance	(149,070)	(165,269)
	80,779	126,896
Deferred tax liabilities:
Earnings not permanently reinvested	(213,000)	(139,165)
Convertible debentures	(135,576)	(203,641)
Other - net	(6,125)	(10,646)
Total gross deferred tax liabilities	(354,701)	(353,452)

Net deferred tax assets (liabilities)	$(273,922)	$(226,556)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2017	2016	2015

Tax at statutory rate	$97,777	$32,976	$26,159
State income taxes, net of U.S. federal tax benefit	1,070	(1,972)	309
Effect of foreign operations	(54,807)	(26,551)	(13,212)
Tax on earnings not permanently reinvested	88,311	(3,553)	163,699
Unrecognized tax benefits	5,887	(8,453)	(1,353)
Change in valuation allowance on non-U.S. deferred tax assets	-	991	(8,888)
TCJA - remeasurement of net deferred tax liabilities	(74,816)	-	-
TCJA - transition tax on unremitted foreign earnings	215,558	-	-
Foreign income taxable in the U.S.	20,436	18,442	7,025
Termination of U.S. pension	-	34,853	-
Tax effect of impairment charges	-	(454)	8,305
Other	(492)	(1,436)	429
Total income tax expense	$298,924	$44,843	$182,473

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2017, 2016, and 2015 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $230,618, $22,596, and $152,437 in 2017, 2016, and 2015, respectively.

For the year ended December 31, 2017, the discrete items include $234,855 related to the enactment of the TCJA, as previously described; $5,802 (tax benefit) for the periodic remeasurement of the deferred tax liability related to the 2015 cash repatriation program described below, and $1,565 of net tax expense for changes in uncertain tax positions.  The 2015 cash repatriation program was expected to occur over several years, and the deferred tax liability is based on the available sources of cash, applicable tax rates, and other factors and circumstances, as of each respective balance sheet date.  Changes in the underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

For the year ended December 31, 2016, the discrete items include $34,853 of additional tax expense related to the termination and settlement of the Vishay Retirement Plan (see Notes 10 and 11), $8,704 (tax benefit) for changes in uncertain tax positions related largely to statute expiration, and $3,553 (tax benefit) for periodic remeasurement of the deferred tax liability related to the 2015 cash repatriation program described below.

For the year ended December 31, 2015, the discrete items include $163,954 of expense recorded in the fourth fiscal quarter primarily to repatriate $300,000 of foreign earnings to the United States, following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions (the "2015 cash repatriation program").  The 2015 cash repatriation program has been terminated and replaced as described under the heading "US Tax Reform: Tax Cuts and Jobs Act," above.  Discrete items for 2015 also include $8,888 (tax benefit) for changes in valuation allowances and $2,629 (tax benefit) for changes in uncertain tax positions.

At December 31, 2017, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$16,836	No expiration
Belgium	171,122	No expiration
Brazil	12,622	No expiration
Germany	6,272	No expiration
Israel	10,707	No expiration
Japan	5,358	2018 - 2026
Netherlands	19,073	2018 - 2026
The Republic of China (Taiwan)	14,594	2024 - 2027

California	55,479	2026 - 2037
Pennsylvania	722,277	2018 - 2037

At December 31, 2017, the Company had the following significant tax credit carryforward available:

Expires

California Research Credit	$13,327	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Net income taxes paid were $76,900, $58,788, and $49,301 for the years ended December 31, 2017, 2016, and 2015, respectively.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2017	2016	2015

Balance at beginning of year	$16,805	$23,527	$26,583
Addition based on tax positions related to the current year	3,911	1,553	1,439
Addition based on tax positions related to prior years	1,837	1,047	1,894
Currency translation adjustments	915	(96)	(1,370)
Reduction based on tax positions related to prior years	(1,473)	-	-
Reduction for settlements	(4,077)	(1,210)	(4,879)
Reduction for lapses of statute of limitation	(862)	(8,016)	(140)
Balance at end of year	$17,056	$16,805	$23,527

All of the unrecognized tax benefits of $17,056 and $16,805, as of December 31, 2017 and 2016, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2017 and 2016, the Company had accrued interest and penalties related to the unrecognized tax benefits of $2,845 and $1,638, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company recognized $2,479, $542, and $785, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   During the years ended December 31, 2017, 2016,  and 2015, certain tax examinations were concluded, including in 2017 the examinations of tax returns of principal non-U.S. subsidiaries in Germany (2009 through 2012) and Israel (2013 through 2015), and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of other non-U.S. subsidiaries which are currently under examination include France (2015 through 2016), India (2004 through 2014), Italy (2012 through 2016), and Taiwan (2016).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $2,730 to $5,149.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2017	December 31, 2016

Credit facility	$150,000	$143,000
Convertible senior debentures, due 2040	110,412	108,120
Convertible senior debentures, due 2041	56,641	55,442
Convertible senior debentures, due 2042	62,518	61,341
Deferred financing costs	(9,101)	(10,880)
	370,470	357,023
Less current portion	-	-
	$370,470	$357,023

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

At December 31, 2017 and 2016, there was $486,211 and $490,136, respectively, available under the Credit Facility. Letters of credit totaling $3,789 and $6,864 were outstanding at December 31, 2017 and 2016, respectively.

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the December 21, 2017 dividend payment:

	Due 2040	Due 2041	Due 2042

Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$275,000	$150,000	$150,000
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective December 6, 2017 (per $1 principal amount)	77.2085	56.3427	90.7787
Effective conversion price effective December 6, 2017 (per share)	$12.95	$17.75	$11.02
130% of the conversion price (per share)	$16.84	$23.08	$14.33
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017, July 1, 2017, and September 30, 2017 evaluations, and remain convertible subsequent to the December 31, 2017 evaluation due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods in the fourth fiscal quarter of 2016 and first, second, third, and fourth fiscal quarters of 2017.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and remain convertible subsequent to the December 31, 2017 evaluation due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods in the third and fourth fiscal quarters of 2017.  The debentures due 2040 and due 2042 will remain convertible until March 31, 2018, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock.  The excess of the amount that the Company would pay to the holders of the debentures due 2040 and due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated financial statements.  The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility.  Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a non-current liability on the accompanying consolidated balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's accompanying consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2017
Due 2040	$275,000	(164,794)	206	$110,412	$110,094
Due 2041	$150,000	(93,573)	214	$56,641	$62,246
Due 2042	$150,000	(87,600)	118	$62,518	$57,874
Total	$575,000	$(345,967)	$538	$229,571	$230,214

December 31, 2016
Due 2040	$275,000	(167,273)	393	$108,120	$110,094
Due 2041	$150,000	(94,843)	285	$55,442	$62,246
Due 2042	$150,000	(88,835)	176	$61,341	$57,874
Total	$575,000	$(350,951)	$854	$224,903	$230,214

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

Interest expense related to the debentures is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2017
Due 2040	$6,188	2,479	88	(187)	$8,568
Due 2041	$3,375	1,270	47	(71)	$4,621
Due 2042	$3,375	1,235	54	(58)	$4,606
Total	$12,938	$4,984	$189	$(316)	$17,795

2016
Due 2040	$6,188	2,292	88	(183)	$8,385
Due 2041	$3,375	1,171	47	(153)	$4,440
Due 2042	$3,375	1,147	54	(126)	$4,450
Total	$12,938	$4,610	$189	$(462)	$17,275

2015
Due 2040	$6,188	2,120	88	50	$8,446
Due 2041	$3,375	1,078	47	97	$4,597
Due 2042	$3,375	1,066	54	64	$4,559
Total	$12,938	$4,264	$189	$211	$17,602

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Exchangeable Unsecured Notes, due 2102

On December 13, 2002, Vishay issued $105,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes were governed by a note instrument and a put and call agreement dated December 13, 2002. The notes could be put to Vishay in exchange for shares of its common stock and, under certain circumstances, could be called by Vishay for similar consideration.  Following the spin-off of VPG on July 6, 2010 and a 2013 exchange by a holder of the notes, Vishay had outstanding exchangeable unsecured notes with a principal amount of $38,642, which were exchangeable for an aggregate of 2,511,742 shares of Vishay common stock.

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

Following the June 28, 2016 transaction, no exchangeable unsecured notes are outstanding.

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2018	$-
2019	-
2020	150,000
2021	-
2022	-
Thereafter	575,000

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debentures due 2040, due 2041, and due 2042 are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2017, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $15,000, with substantially no amounts borrowed. At December 31, 2016, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $11,000, with substantially no amounts borrowed.

Interest paid was $21,216, $19,316, and $19,134 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

In 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends were paid quarterly in 2017 and 2016 as follows:

Record date	Payment date	Amount (per share)	Record date	Payment date	Amount (per share)
March 14, 2017	March 29, 2017	$0.0625	March 11, 2016	March 29, 2016	$0.0625
June 15, 2017	June 29, 2017	$0.0625	June 15, 2016	June 29, 2016	$0.0625
September 15, 2017	September 28, 2017	$0.0625	September 15, 2016	September 29, 2016	$0.0625
December 7, 2017	December 21, 2017	$0.0675	December 8, 2016	December 22, 2016	$0.0625

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

At December 31, 2017, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	986,000
Phantom stock units outstanding	157,000
2007 Stock Incentive Program - available to grant	3,158,000
Convertible senior debentures, due 2040*	24,185,258
Convertible senior debentures, due 2041*	9,670,490
Convertible senior debentures, due 2042*	15,550,865
Conversion of Class B common stock	12,129,227
65,836,840
___________________
*At December 31, 2017, the convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 21,232,338, 8,451,405, and 13,616,805 shares, respectively, of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the debentures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2017	2016	2015

Foreign exchange gain (loss)	$(4,536)	$292	$3,180
Interest income	6,482	4,264	4,397
Other	(208)	160	399
	$1,738	$4,716	$7,976

In 2017, the Company sold its 50% interest in an investment accounted for using the equity method, and recorded a loss aggregating to $6,112.  The $7,060 loss recorded in March 2017 included Vishay's proportionate share of the investee's accumulated other comprehensive loss of $1,110, recognized upon discontinuation of the equity investment, and the estimated cost of certain contingencies pending resolution related to the investee.  In December 2017, the remaining contingencies related to the investee were favorably resolved and the Company reduced the loss by $948.  The loss on disposal is not deductible for income tax purposes.

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

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2017	2016

Sales returns and allowances	$36,688	$34,479
Goods received, not yet invoiced	39,221	30,987
Accrued restructuring	7,352	12,655
Other	72,769	71,010
	$156,030	$149,131

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2015	$(155,760)	$84,703	$1,917	$(69,140)
Other comprehensive income before reclassifications	15,169	(80,106)	(1,503)	$(66,440)
Tax effect	(4,196)	-	526	$(3,670)
Other comprehensive income before reclassifications, net of tax	10,973	(80,106)	(977)	$(70,110)
Amounts reclassified out of AOCI	12,869	-	(680)	$12,189
Tax effect	(4,504)	-	238	$(4,266)
Amounts reclassified out of AOCI, net of tax	8,365	-	(442)	$7,923
Net comprehensive income (loss)	$19,338	$(80,106)	$(1,419)	$(62,187)
Balance at December 31, 2015	$(136,422)	$4,597	$498	$(131,327)
Other comprehensive income before reclassifications	(32,398)	(35,863)	941	$(67,320)
Tax effect	9,815	-	(329)	$9,486
Other comprehensive income before reclassifications, net of tax	(22,583)	(35,863)	612	$(57,834)
Amounts reclassified out of AOCI	91,014	-	-	$91,014
Tax effect	3,495	-	-	$3,495
Amounts reclassified out of AOCI, net of tax	94,509	-	-	$94,509
Net comprehensive income (loss)	$71,926	$(35,863)	$612	$36,675
Balance at December 31, 2016	$(64,496)	$(31,266)	$1,110	$(94,652)
Other comprehensive income before reclassifications	(15,671)	124,220	1,881	$110,430
Tax effect	4,373	-	(659)	$3,714
Other comprehensive income before reclassifications, net of tax	(11,298)	124,220	1,222	$114,144
Amounts reclassified out of AOCI	9,147	-	(817)	$8,330
Tax effect	(2,394)	-	286	$(2,108)
Amounts reclassified out of AOCI, net of tax	6,753	-	(531)	$6,222
Net comprehensive income (loss)	$(4,545)	$124,220	$691	$120,366
Balance at December 31, 2017	$(69,041)	$92,954	$1,801	$25,714

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

The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $817, $0, and $680 for the years ended December 31, 2017, 2016, and 2015, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on the accompanying consolidated statements of operations. The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $0 for the years ended December 31, 2017, 2016, and 2015.  These reclassifications are recorded as a component of Other Income on the accompanying consolidated statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on the accompanying consolidated statements of operations.

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2017	2016

Included in "Other assets":
Non-U.S. pension plans	$347	$248
Total included in other assets	$347	$248
Included in "Payroll and related expenses":
U.S. pension plans	$(37)	$(35)
Non-U.S. pension plans	(7,308)	(6,405)
U.S. other postretirement plans	(705)	(717)
Non-U.S. other postretirement plans	(453)	(322)
Total included in payroll and related expenses	$(8,503)	$(7,479)
Accrued pension and other postretirement costs:
U.S. pension plans	$(39,880)	$(38,879)
Non-U.S. pension plans	(213,596)	(194,180)
U.S. other postretirement plans	(6,928)	(6,930)
Non-U.S. other postretirement plans	(7,445)	(6,303)
Other retirement obligations	(13,852)	(11,497)
Total accrued pension and other postretirement costs	$(281,701)	$(257,789)
Accumulated other comprehensive loss:
U.S. pension plans	$7,731	$7,313
Non-U.S. pension plans	88,398	82,360
U.S. other postretirement plans	(1,101)	(2,287)
Non-U.S. other postretirement plans	1,916	1,474
Total accumulated other comprehensive loss*	$96,944	$88,860

* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

Defined Benefit Pension Plans

U.S. Pension Plans

The Company maintained several defined benefit pension plans which covered most full-time U.S. employees.  These included pension plans which are "qualified" under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code, and "non-qualified" pension plans which provide defined benefits primarily to U.S. employees whose benefits under the qualified pension plan would be limited by ERISA and the Internal Revenue Code.  Pension benefits earned are generally based on years of service and compensation during active employment.

The Society of Actuaries Retirement Plans Experience Committee issued updated mortality improvement scales in 2017 and 2016, which did not have a material effect on the Company's projected benefit obligations or future net periodic pension cost.

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

In 2008, the Company adopted amendments to the Vishay Retirement Plan such that effective January 1, 2009, the plan was frozen.  Pursuant to these amendments, no new employees could participate in the plan, no further participant contributions were required or permitted, and no further benefits accrued after December 31, 2008.  The Company's other qualified U.S. pension plans had all been effectively frozen in prior years.  All of the Company's qualified U.S. pension plans were merged into the Vishay Retirement Plan.

In the second fiscal quarter of 2015, the Company began the process of terminating the Vishay Retirement Plan.  During the third fiscal quarter of 2016, the Company received a favorable determination letter from the U.S. Internal Revenue Service ("IRS"), and met all other applicable IRS and Pension Benefit Guarantee Corporation requirements.  The termination and settlement occurred in December 2016.  Plan participants had their benefits either converted into a lump sum cash payment or an annuity contract placed with an insurance carrier.  The settlement resulted in a non-cash charge of $79,321 to recognize the unrecognized actuarial items related to the Vishay Retirement Plan recorded in 2016 in accumulated other comprehensive income.  These non-cash charges are presented on a separate line in the accompanying consolidated statements of operations.  The termination and settlement required no additional cash contributions.  Excess plan assets were transferred to a qualified defined contribution retirement plan, and are presented on the accompanying reconciliation as a negative Company contribution.

A final reconciliation of participant data subject to the settlement annuity contract was completed during the second fiscal quarter of 2017.  The final annuity pricing adjustment and related items did not have a material impact on the Company's financial results.

Non-qualified U.S. Pension Plans

The Company's principal non-qualified U.S. pension plan (the Vishay Non-qualified Retirement Plan) was a contributory pension plan designed to provide similar defined benefits to covered U.S. employees whose benefits under the Vishay Retirement Plan would be limited by ERISA and the Internal Revenue Code.  The Vishay Non-qualified Retirement Plan was identical in construction to the Vishay Retirement Plan, except that the plan is not qualified under ERISA.

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $24,505 and $22,896 at December 31, 2017 and 2016, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $1,789 and $2,389 at December 31, 2017 and 2016, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$38,914	$266,427	$274,122	$260,554
Service cost	-	3,725	-	3,291
Interest cost	1,643	4,866	11,788	5,475
Plan amendments	-	686	-	291
Transfer from equity affiliate	-	-	-	358
Actuarial (gains) losses	1,149	3,019	19,916	17,202
Benefits paid	(1,789)	(17,921)	(15,625)	(12,607)
Curtailments and settlements	-	-	(251,287)	-
Currency translation	-	30,360	-	(8,137)
Benefit obligation at end of year	$39,917	$291,162	$38,914	$266,427

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$66,090	$258,092	51,263
Actual return on plan assets	-	1,608	14,068	2,588
Transfer from equity affiliate	-	-	-	358
Company contributions	1,789	16,120	(5,248)	27,311
Benefits paid	(1,789)	(17,921)	(15,625)	(12,607)
Curtailments and settlements	-	-	(251,287)	-
Currency translation	-	4,708	-	(2,823)
Fair value of plan assets at end of year	$-	$70,605	$-	$66,090

Funded status at end of year	$(39,917)	$(220,557)	$(38,914)	$(200,337)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$347	$-	$248
Accrued benefit liability - current	(37)	(7,308)	(35)	(6,405)
Accrued benefit liability - non-current	(39,880)	(213,596)	(38,879)	(194,180)
Accumulated other comprehensive loss	7,731	88,398	7,313	82,360
	$(32,186)	$(132,159)	$(31,601)	$(117,977)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$6,804	$87,896	$6,241	$82,360
Unamortized prior service cost	927	502	1,072	-
	$7,731	$88,398	$7,313	$82,360

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$39,917	$270,914	$38,914	$247,838

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$39,917	$277,615	$38,914	$253,390
Accumulated benefit obligation	39,917	262,779	38,914	240,793
Fair value of plan assets	-	57,727	-	56,649

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,725	$-	$3,291	$-	$3,265
Interest cost	1,643	4,866	11,788	5,475	11,657	5,636
Expected return on plan assets	-	(2,072)	(11,302)	(2,117)	(13,566)	(1,798)
Amortization of actuarial losses	587	6,179	6,513	4,733	8,175	5,131
Amortization of prior service cost (credit)	144	150	144	261	64	(282)
Curtailment and settlement losses	-	1,360	79,321	841	-	452
Net periodic pension cost	$2,374	$14,208	$86,464	$12,484	$6,330	$12,404

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2017, 2016, and 2015.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2017 is $7,300.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.75%	1.80%	4.25%	1.76%
Rate of compensation increase	0.00%	2.10%	0.00%	2.12%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.25%	1.76%	4.50%	2.30%
Rate of compensation increase	0.00%	2.12%	0.00%	1.99%
Expected return on plan assets	0.00%	2.90%	4.50%	3.38%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2018	$1,802	$17,397
2019	1,809	16,418
2020	7,880	15,958
2021	3,038	15,773
2022	3,006	17,962
2023-2027	16,904	84,438

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,647	$6,625	$7,909	$6,488
Service cost	131	273	126	268
Interest cost	311	103	340	143
Plan curtailments and settlements	-	-	-	-
Actuarial (gains) losses	257	312	(25)	171
Benefits paid	(713)	(349)	(703)	(221)
Currency translation	-	934	-	(224)
Benefit obligation at end of year	$7,633	$7,898	$7,647	$6,625

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,633)	$(7,898)	$(7,647)	$(6,625)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(705)	$(453)	$(717)	$(322)
Accrued benefit liability - non-current	(6,928)	(7,445)	(6,930)	(6,303)
Accumulated other comprehensive income	(1,101)	1,916	(2,287)	1,474
	$(8,734)	$(5,982)	$(9,934)	$(5,151)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2017		December 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(953)	$1,916	$(1,303)	$1,474
Unamortized prior service (credit) cost	(148)	-	(984)	-
	$(1,101)	$1,916	$(2,287)	$1,474

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$131	$273	$126	$268	$121	$273
Interest cost	311	103	340	143	333	147
Amortization of actuarial (gains) losses	(93)	76	(30)	68	90	76
Amortization of prior service credit	(837)	-	(837)	-	(837)	-
Net periodic benefit cost (benefit)	$(488)	$452	$(401)	$479	$(293)	$496

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	3.75%	1.50%	4.25%	1.50%
Rate of compensation increase	0.00%	2.88%	0.00%	2.58%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.25%	1.50%	4.50%	2.31%
Rate of compensation increase	0.00%	2.58%	0.00%	2.69%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2018	$705	$453
2019	703	338
2020	685	592
2021	660	494
2022	632	725
2023-2027	2,472	3,161

As the plans are unfunded, the Company's anticipated contributions for 2017 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2017 and 2016, the accompanying consolidated balance sheets include $13,852 and $11,497, respectively, within accrued pension and other postretirement costs related to these plans.

The Company's U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company's matching expense for the plans was $5,843, $5,039, and $5,369 for the years ended December 31, 2017, 2016, and 2015, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2017, 2016, and 2015, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2017 and 2016 were approximately $18,958 and $16,632, respectively.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2017	2016	2015

Restricted stock units	$4,231	$6,263	$3,705
Phantom stock units	163	117	141
Stock options	-	-	-
Total	$4,394	$6,380	$3,846

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2017 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$2,900	1.0
Phantom stock units	-	0.0
Stock options	-	0.0
Total	$2,900

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

At December 31, 2017, the Company has reserved 3,158,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2017		2016		2015
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,004	$12.74	1,028	$13.24	1,147	$12.75
Granted	304	15.52	353	11.35	349	13.60
Vested*	(322)	13.54	(155)	12.27	(182)	11.41
Cancelled or forfeited	-	-	(222)	13.19	(286)	12.89
End of year	986	$13.34	1,004	$12.74	1,028	$13.24

Expected to vest	986		1,004		806

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2018**	202	-	202
January 1, 2019	213	-	213
January 1, 2020	167	-	167

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2018 were achieved.

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

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2017		2016		2015
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	145		132		119
Granted	10	$16.25	10	$11.71	10	$14.09
Dividend equivalents issued	2		3		3
Redeemed for common stock	-		-		-
End of year	157		145		132

Stock Options

During the periods presented, the Company had stock options outstanding under the 2007 Program and previous stockholder-approved stock option programs.

Since December 31, 2013, all outstanding options had vested and were exercisable.  As of December 31, 2015, approximately 105,000 options were outstanding.  As of December 31, 2016, approximately 77,000 options were outstanding with a weighted average exercise price of $16.29.  At December 31, 2017, there are no stock options outstanding.

There were no options granted in 2017, 2016, or 2015.

During the years ended December 31, 2017 and 2016, approximately 77,000 and 28,000 options were exercised, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $20 and $85, respectively.  No options were exercised during the year ended December 31, 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $29,039, $27,431, and $27,210 for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2018	$19,773
2019	14,360
2020	11,082
2021	8,499
2022	6,634
Thereafter	20,478

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

The Company has accrued environmental liabilities of $13,307, of which $4,727 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $8,580 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.  The Company's present and past facilities have been in operation for many years. These facilities have used substances and have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to the current arrangement of $41,166 and $15,758 for 2018 and 2019, respectively.  The minimum purchase commitments are based on a 18-month rolling forecast and, accordingly, the 2019 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company's 2017 purchases pursuant to the arrangement exceeded the minimum purchase commitment.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2017, one customer comprised 16.1% of the Company's accounts receivable balance.  This customer comprised 15.4% of the Company's accounts receivable balance as of December 31, 2016.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2017 or December 31, 2016. The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly. The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2017, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

Bank of China	13.9%
Deutsche Bank	13.1%

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

Geographic Concentration

The Company has operations outside the United States, and approximately 77% of revenues earned during 2017 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2017, $1,282,120 of the Company's cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2017 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	43.6%
Israel	21.6%
United States	8.1%
Singapore	8.1%
The Republic of China (Taiwan)	7.6%
People's Republic of China	6.9%
Other Asia	1.7%
Other Europe	1.6%
Other	0.8%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 47 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2017:
Product sales	$468,294	$620,888	$286,349	$843,965	$383,932	$-	$2,603,428
Royalty revenues	-	-	-	94	-	-	$94
Total revenue	$468,294	$620,888	$286,349	$844,059	$383,932	$-	$2,603,522

Gross Profit	$109,436	$162,645	$97,436	$251,725	$78,370	$-	$699,612

Segment Operating Income	$74,002	$142,833	$79,691	$222,634	$58,474	$-	$577,634

Depreciation expense	$34,731	$37,396	$16,871	$34,083	$17,736	$8,066	$148,883
Capital expenditures	33,475	38,681	16,115	67,007	11,135	4,019	$170,432

Total Assets as of December 31, 2017:	$412,598	$792,610	$332,228	$992,439	$567,413	$361,901	$3,459,189

Year ended December 31, 2016:
Product sales	$406,336	$553,920	$272,126	$753,578	$337,212	$-	$2,323,172
Royalty revenues	-	-	-	259	-	-	$259
Total revenue	$406,336	$553,920	$272,126	$753,837	$337,212	$-	$2,323,431

Gross Profit	$58,155	$134,937	$87,022	$222,786	$66,883	$-	$569,783

Segment Operating Income	$22,254	$113,995	$67,548	$191,283	$46,338	$-	$441,418

Depreciation expense	$34,531	$35,335	$15,549	$32,240	$17,817	$9,049	$144,521
Capital expenditures	22,430	29,860	18,276	47,006	14,410	2,653	$134,635

Total Assets as of December 31, 2016:	$389,482	$714,898	$312,423	$905,795	$495,225	$259,978	$3,077,801

Year ended December 31, 2015:
Product sales	$426,672	$533,931	$279,553	$704,109	$352,900	$-	$2,297,165
Royalty revenues	11	-	-	3,312	-	-	$3,323
Total revenue	$426,683	$533,931	$279,553	$707,421	$352,900	$-	$2,300,488

Gross Profit	$58,626	$119,762	$88,625	$208,384	$66,823	$-	$542,220

Segment Operating Income	$21,366	$95,887	$68,410	$173,805	$44,863	$-	$404,331

Depreciation expense	$47,172	$35,526	$14,118	$30,576	$18,168	$8,780	$154,340
Capital expenditures	29,289	38,971	21,853	38,169	14,763	4,097	$147,142

Total Assets as of December 31, 2015:	$477,984	$718,548	$325,600	$839,249	$543,507	$248,098	$3,152,986
________________

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)

	Years ended December 31,
	2017	2016	2015

Reconciliation:
Segment Operating Income	$577,634	$441,418	$404,331
Restructuring and Severance Costs	(11,273)	(19,199)	(19,215)
Impairment of Intangible Assets	-	(1,559)	(57,600)
Impairment of Goodwill	-	-	(5,380)
U.S. Pension Settlement Charges	-	(79,321)	-
Unallocated Selling, General, and Administrative Expenses	(254,773)	(239,622)	(224,337)
Consolidated Operating Income (Loss)	$311,588	$101,717	$97,799
Unallocated Other Income (Expense)	(32,224)	(7,501)	(23,059)
Consolidated Income Before Taxes	$279,364	$94,216	$74,740

See Note 4 for restructuring and severance costs segment information.

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2017	2016	2015

United States	$590,638	$542,506	$560,973
Germany	839,984	746,657	719,246
Other Europe	99,327	83,744	88,553
Israel	11,292	10,007	12,597
Asia	1,062,281	940,517	919,119
	$2,603,522	$2,323,431	$2,300,488

The following table summarizes property and equipment based on physical location:

	December 31,
	2017	2016

United States	$99,993	$94,589
Germany	154,874	120,223
Other Europe	130,523	112,953
Israel	102,890	104,824
People's Republic of China	192,521	183,158
Republic of China (Taiwan)	122,080	124,724
Other Asia	99,493	105,400
Other	3,384	3,000
	$905,758	$848,871

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2017	2016	2015

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders	$(20,344)	$48,792	$(108,514)

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	38	-

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributed to Vishay stockholders - diluted	$(20,344)	$48,830	$(108,514)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	145,478	147,009	147,570
Outstanding phantom stock units	155	143	130
Adjusted weighted average shares - basic	145,633	147,152	147,700

Effect of dilutive securities:
Convertible and exchangeable debt instruments	-	3,219	-
Restricted stock units	-	323	-
Other	-	3	-
Dilutive potential common shares	-	3,545	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	145,633	150,697	147,700

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.33	$(0.73)

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.32	$(0.73)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2017	2016	2015

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	21,184	10,312	20,477
Convertible Senior Debentures, due 2041	8,432	8,249	8,151
Convertible Senior Debentures, due 2042	13,586	-	13,133
Exchangeable Unsecured Notes, due 2102	-	-	2,512
Weighted average employee stock options	26	91	105
Weighted average other	981	512	1,014

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, remained convertible subsequent to the April 1, 2017, July 1, 2017, and September 30, 2017 evaluations, and remain convertible subsequent to the December 31, 2017 evaluation.   The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria and remain convertible subsequent to the December 31, 2017 evaluation.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt. Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.95, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.75, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $11.02, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consists of the following:

	Years ended December 31,
	2017	2016	2015

Accounts receivable	$(51,152)	$(4,120)	$(11,250)
Inventories	(55,062)	13,760	(30,302)
Prepaid expenses and other current assets	(3,668)	(12,180)	(5,203)
Accounts payable	42,291	17,839	(13,419)
Other current liabilities	21,184	(19,505)	32,925
Net change in operating assets and liabilities	$(46,407)	$(4,206)	$(27,249)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2017
Assets:
Assets held in rabbi trusts	$45,252	$28,589	$16,663	$-
Available for sale securities	$4,621	4,621	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$8,793	8,793	-	-
Fixed income securities	$12,793	12,793	-	-
Cash	$49,019	49,019	-	-
	$120,478	$103,815	$16,663	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(206)	-	-	(206)
Embedded derivative - convertible debentures due 2041	$(214)	-	-	(214)
Embedded derivative - convertible debentures due 2042	$(118)	-	-	(118)
	$(538)	$-	$-	$(538)

December 31, 2016
Assets:
Assets held in rabbi trusts	$41,917	$27,297	$14,620	$-
Available for sale securities	$3,969	3,969	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,963	9,963	-	-
Fixed income securities	$12,780	12,780	-	-
Cash	$43,347	43,347	-	-
	$111,976	$97,356	$14,620	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(393)	-	-	(393)
Embedded derivative - convertible debentures due 2041	$(285)	-	-	(285)
Embedded derivative - convertible debentures due 2042	$(176)	-	-	(176)
	$(854)	$-	$-	$(854)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

In accordance with ASC Subtopic 350-20, and as described in Note 3, the Company performed nonrecurring fair value measurements of its indefinite-lived Siliconix tradenames as of the last day of its third fiscal quarter of 2016.  As a result of the fair value measurements, the Siliconix tradenames with a carrying value of $20,359 were written down to their fair value of $18,800, resulting in an impairment charge of $1,559, recorded in the accompanying consolidated statements of operations for the year ended December 31, 2016.

The Company's nonrecurring fair value measurement of its Siliconix tradenames is considered Level 3 measurements.  See Note 3 for further information on the measurements and inputs.

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

The Company maintains defined benefit retirement plans in certain of its non-U.S. subsidiaries. The assets of the plans are measured at fair value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements (continued)

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $100,000 and $100,000 as of December 31, 2017 and 2016, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the changes in the fair value of the contracts are recognized in the accompanying consolidated statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy. Due to the timing of the renewal of the forward contracts, the value of the forward contracts were immaterial as of December 31, 2017 and 2016.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liability and capitalized deferred financing costs, at December 31, 2017 and 2016 is approximately $1,071,200 and $860,600, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $379,033 and $367,049, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2017 and 2016, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2017 and 2016, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

The Company's financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the accompanying consolidated balance sheets approximate their fair values.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 19 – Related Party Transactions

Vishay Precision Group, Inc.

On July 6, 2010, Vishay completed the spin-off of its measurements and foil resistors businesses into an independent, publicly-traded company, Vishay Precision Group, Inc.  Vishay's common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay's Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Summary of Quarterly Financial Information (Unaudited)

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$606,258	$644,892	$677,883	$674,489	$570,606	$590,051	$591,955	$570,819
Gross profit	160,875	172,963	189,273	176,501	137,309	146,128	153,901	132,445
Operating income (loss)	64,688	82,036	92,328	72,536	40,548	49,408	57,229	(45,468)
Net earnings (loss)	36,949	56,409	64,583	(177,501)	28,152	33,229	36,596	(48,604)
Net earnings (loss) attributable to noncontrolling interests	230	219	179	156	138	143	156	144
Net earnings (loss) attributable to Vishay stockholders	36,719	56,190	64,404	(177,657)	28,014	33,086	36,440	(48,748)

Per Share data:
Basic earnings (loss) per share attributable to Vishay stockholders (a)	$0.25	$0.38	$0.44	$(1.23)	$0.19	$0.22	$0.25	$(0.33)

Diluted earnings (loss) per share attributable to Vishay stockholders (a)	$0.24	$0.36	$0.41	$(1.23)	$0.19	$0.22	$0.24	$(0.33)

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$1,469	$481	$3,244	$6,079	$6,475	$4,467	$1,197	$7,060
Impairment of intangible assets	-	-	-	-	-	-	1,559	-
U.S. pension settlement charges	-	-	-	-	-	-	-	79,321

Other income (expense):
Gain (loss) on disposal of equity affiliate	$(7,060)	$-	$-	$948	$-	$-	$-	$-
Gain on early extinguishment of debt	-	$-	$-	-	3,611	986	-	-
Gain (loss) related to Tianjin explosion	-	-	-	-	-	-	-	8,809

Income tax expense:
Enactment of TCJA	$-	$-	$-	$234,855	$-	$-	$-	$-
Tax effects of cash repatriation program	(968)	(1,240)	(892)	(2,702)	(769)	(1,217)	(1,402)	(165)
Additional tax expense from AOCI - pension plan	-	-	-	-	-	-	-	34,853
Tax effects of changes in uncertain tax positions	-	-	(804)	2,369	-	-	-	(8,704)

Quarter end date (b)	April 1	July 1	September 30	December 31	April 2	July 2	October 1	December 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.