Form 10-Q
period 2018-06-30
VISHAY INTERTECHNOLOGY INC
filed 2018-08-07
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2018

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
☐ Yes  ☒ No

As of August 3, 2018, the registrant had 132,117,715 shares of its common stock and 12,097,427 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 30, 2018

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	June 30, 2018	December 31, 2017
		(recast - see Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,007,056	$748,032
Short-term investments	142,690	547,136
Accounts receivable, net	395,745	340,027
Inventories:
Finished goods	138,745	127,272
Work in process	191,546	170,319
Raw materials	149,630	132,068
Total inventories	479,921	429,659

Prepaid expenses and other current assets	118,809	130,336
Total current assets	2,144,221	2,195,190

Property and equipment, at cost:
Land	86,919	92,285
Buildings and improvements	607,232	606,168
Machinery and equipment	2,438,523	2,415,769
Construction in progress	94,911	103,058
Allowance for depreciation	(2,330,960)	(2,311,522)
Property and equipment, net	896,625	905,758

Goodwill	147,645	142,742

Other intangible assets, net	70,599	69,754

Other assets	143,097	148,645
Total assets	$3,402,187	$3,462,089

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	June 30, 2018	December 31, 2017
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$123	$4
Trade accounts payable	212,111	222,373
Payroll and related expenses	137,487	135,702
Other accrued expenses	161,986	154,230
Income taxes	39,065	50,226
Total current liabilities	550,772	562,535

Long-term debt less current portion	679,598	370,470
U.S. transition tax payable	151,200	151,200
Deferred income taxes	207,072	336,465
Other liabilities	79,925	75,249
Accrued pension and other postretirement costs	268,287	281,701
Total liabilities	1,936,854	1,777,620

Redeemable convertible debentures	79,544	252,070

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,212	13,188
Class B convertible common stock	1,210	1,213
Capital in excess of par value	1,593,942	1,752,506
(Accumulated deficit) retained earnings	(217,008)	(362,254)
Accumulated other comprehensive income (loss)	(7,418)	25,714
Total Vishay stockholders' equity	1,383,938	1,430,367
Noncontrolling interests	1,851	2,032
Total equity	1,385,789	1,432,399
Total liabilities, temporary equity, and equity	$3,402,187	$3,462,089

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 30, 2018	July 1, 2017
		(recast - see Note 1)

Net revenues	$761,030	$643,164
Costs of products sold	533,792	469,327
Gross profit	227,238	173,837

Selling, general, and administrative expenses	103,945	88,351
Restructuring and severance costs	-	481
Operating income	123,293	85,005

Other income (expense):
Interest expense	(8,372)	(7,076)
Other components of net periodic pension cost	(3,450)	(2,969)
Other	3,397	749
Loss on early extinguishment of debt	(17,309)	-
Total other income (expense)	(25,734)	(9,296)

Income before taxes	97,559	75,709

Income tax expense (benefit)	(5,703)	19,300

Net earnings	103,262	56,409

Less: net earnings attributable to noncontrolling interests	165	219

Net earnings attributable to Vishay stockholders	$103,097	$56,190

Basic earnings per share attributable to Vishay stockholders	$0.71	$0.38

Diluted earnings per share attributable to Vishay stockholders	$0.65	$0.36

Weighted average shares outstanding - basic	144,382	146,381

Weighted average shares outstanding - diluted	157,657	155,300

Cash dividends per share	$0.0850	$0.0625

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 30, 2018	July 1, 2017

Net earnings	$103,262	$56,409

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,575	1,216

Foreign currency translation adjustment	(61,537)	53,523

Unrealized gain on available-for-sale securities	-	511

Other comprehensive income (loss)	(59,962)	55,250

Comprehensive income	43,300	111,659

Less: comprehensive income attributable to noncontrolling interests	165	219

Comprehensive income attributable to Vishay stockholders	$43,135	$111,440

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 30, 2018	July 1, 2017
		(recast - see Note 1)

Net revenues	$1,477,825	$1,247,965
Costs of products sold	1,045,287	912,379
Gross profit	432,538	335,586

Selling, general, and administrative expenses	205,183	181,053
Restructuring and severance costs	-	1,950
Operating income	227,355	152,583

Other income (expense):
Interest expense	(16,049)	(13,866)
Other components of net periodic pension cost	(6,969)	(5,859)
Other	2,550	353
Loss on early extinguishment of debt	(17,309)	-
Loss on disposal of equity affiliate	-	(7,060)
Total other income (expense)	(37,777)	(26,432)

Income before taxes	189,578	126,151

Income tax expense	23,771	32,793

Net earnings	165,807	93,358

Less: net earnings attributable to noncontrolling interests	344	449

Net earnings attributable to Vishay stockholders	$165,463	$92,909

Basic earnings per share attributable to Vishay stockholders	$1.15	$0.63

Diluted earnings per share attributable to Vishay stockholders	$1.04	$0.60

Weighted average shares outstanding - basic	144,355	146,328

Weighted average shares outstanding - diluted	158,580	155,088

Cash dividends per share	$0.1525	$0.1250

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 30, 2018	July 1, 2017

Net earnings	$165,807	$93,358

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,182	3,551

Foreign currency translation adjustment	(34,513)	70,816

Unrealized gain on available-for-sale securities	-	782

Other comprehensive income (loss)	(31,331)	75,149

Comprehensive income	134,476	168,507

Less: comprehensive income attributable to noncontrolling interests	344	449

Comprehensive income attributable to Vishay stockholders	$134,132	$168,058

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 30, 2018	July 1, 2017

Operating activities
Net earnings	$165,807	$93,358
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,174	80,380
(Gain) loss on disposal of property and equipment	(2,242)	(51)
Accretion of interest on convertible debt instruments	2,964	2,444
Inventory write-offs for obsolescence	11,799	9,729
Loss on disposal of equity affiliate	-	7,060
Deferred income taxes	(25,669)	6,640
Loss on extinguishment of debt	17,309	-
Other	4,148	2,579
U.S. transition tax	(14,400)	-
Repatriation taxes	(92,093)	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(110,627)	(73,873)
Net cash provided by operating activities	38,170	128,266

Investing activities
Capital expenditures	(76,646)	(49,067)
Proceeds from sale of property and equipment	8,378	1,288
Purchase of businesses, net of cash received	(14,880)	-
Purchase of short-term investments	(50,193)	(418,114)
Maturity of short-term investments	447,359	454,918
Other investing activities	(935)	(6,664)
Net cash provided by (used in) investing activities	313,083	(17,639)

Financing activities
Proceeds from long-term borrowings	600,000	-
Issuance costs	(15,621)	-
Repurchase of convertible debentures	(584,991)	-
Net proceeds (payments) on revolving credit lines	(54,000)	(10,000)
Net changes in short-term borrowings	119	7
Dividends paid to common stockholders	(20,148)	(16,761)
Dividends paid to Class B common stockholders	(1,845)	(1,516)
Proceeds from stock options exercised	-	1,260
Distributions to noncontrolling interests	(525)	(740)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,297)	(1,971)
Other financing activities	-	(1,255)
Net cash provided by (used in) financing activities	(79,308)	(30,976)
Effect of exchange rate changes on cash and cash equivalents	(12,921)	9,600

Net increase in cash and cash equivalents	259,024	89,251

Cash and cash equivalents at beginning of period	748,032	471,781
Cash and cash equivalents at end of period	$1,007,056	$561,032

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Cumulative effect of accounting change for adoption of ASU 2014-09 (see Notes 1 and 2)	-	-	-	2,210	-	2,210	-	2,210
Net earnings	-	-	-	48,792	-	48,792	581	49,373
Other comprehensive income	-	-	-	-	36,675	36,675	-	36,675
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,752,454 shares)	(175)	-	(22,984)	-	-	(23,159)	-	(23,159)
Temporary equity reclassification	-	-	(88,659)	-	-	(88,659)	-	(88,659)
Issuance of stock and related tax withholdings for vested restricted stock units (110,825 shares)	11	-	(553)	-	-	(542)	-	(542)
Dividends declared ($0.2500 per share)	-	-	36	(36,761)	-	(36,725)	-	(36,725)
Stock compensation expense	-	-	6,380	-	-	6,380	-	6,380
Stock options exercised (27,619 shares)	3	-	353	-	-	356	-	356
Tax effects of stock plan	-	-	(77)	-	-	(77)	-	(77)
Balance at December 31, 2016 (recast - see Note 1)	$13,385	$1,213	$1,952,988	$(305,207)	$(94,652)	$1,567,727	$5,441	$1,573,168
Cumulative effect of accounting change for adoption of ASU 2016-09	-	-	-	386	-	386	-	386
Net earnings (loss)	-	-	-	(20,344)	-	(20,344)	784	(19,560)
Other comprehensive income	-	-	-	-	120,366	120,366	-	120,366
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Common stock repurchase (2,250,236 shares)	(225)	-	(39,719)	-	-	(39,944)	-	(39,944)
Temporary equity reclassification	-	-	(163,411)	-	-	(163,411)	-	(163,411)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($0.2550 per share)	-	-	40	(37,089)	-	(37,049)	-	(37,049)
Stock compensation expense	-	-	4,394	-	-	4,394	-	4,394
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at December 31, 2017 (recast - see Note 1)	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01 (see Notes 1 and 6)	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	165,463	-	165,463	344	165,807
Other comprehensive income	-	-	-	-	(31,331)	(31,331)	-	(31,331)
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	1,779	-	-	1,779	-	1,779
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.1525 per share)	-	-	25	(22,018)	-	(21,993)	-	(21,993)
Stock compensation expense	-	-	3,261	-	-	3,261	-	3,261
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures due 2040 and due 2042	-	-	(246,573)	-	-	(246,573)	-	(246,573)
Balance at June 30, 2018	$13,212	$1,210	$1,593,942	$(217,008)	$(7,418)	$1,383,938	$1,851	$1,385,789

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the fiscal quarter and six fiscal months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Service-type warranty performance obligations

ASU 2014-09 introduces the concept of service-type warranties, which represent separate performance obligations.  Upon adoption of ASU 2014-09, the Company considers its warranty obligations as service-type warranties and allocates a portion of the estimated consideration to be received from the related contract to the service-type warranty performance obligation and recognizes the related revenue over the warranty period.  The impact of accounting for service-type warranties as separate performance obligations was not significant in the retrospective adoption period and is included in the tables below.  See further discussion of the warranty obligations in Note 2.

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

Pension and Other Postretirement Benefits

The Company retrospectively adopted ASU No. 2017-07 as of January 1, 2018.  As a result, the Company has changed its accounting policy for pension and other postretirement benefits costs as detailed below.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Distributor sales accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended		Years Ended December 31,
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	2017	2016
Beginning balance	$32,706	$31,952	$36,680	$34,479	$34,479	$32,487
Sales allowances	25,365	23,250	49,553	44,770	89,009	86,896
Credits issued	(19,348)	(20,051)	(47,798)	(43,522)	(87,403)	(85,341)
Foreign currency	(691)	582	(403)	6	595	437
Ending balance	$38,032	$35,733	$38,032	$35,733	$36,680	$34,479

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

On February 8, 2018, the Company acquired substantially all of the assets and liabilities of UltraSource, Inc., a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13,596.  Based on an estimate of their fair values, the Company allocated $6,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4,227 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended June 30, 2018.  The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

On June 11, 2018, the Company acquired EuroPower Holdings Ltd. ("EuroPower") for $2,949, net of cash acquired and subject to customary post-closing adjustments.  EuroPower is a distributor of electronic components in the United Kingdom.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended June 30, 2018.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $1,078 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.  The preliminary allocation is pending finalization of a working capital adjustment.  There can be no assurance that the estimated amounts recorded represent the final purchase allocation.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarter ended	Six fiscal months ended
	July 1, 2017	July 1, 2017
MOSFETs Enhanced Competitiveness Program	$28	$448
Global Cost Reduction Programs	453	1,502
Total	$481	$1,950

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	3,204
Cash paid	(7,173)
Balance at December 31, 2017	$2,263
Cash paid	(603)
Balance at June 30, 2018	$1,660

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	8,069
Cash paid	(7,168)
Foreign currency translation	500
Balance at December 31, 2017	$7,665
Cash paid	(2,573)
Foreign currency translation	(127)
Balance at June 30, 2018	$4,965

The following table summarizes the expense recognized by segment related to this program:

	Fiscal quarter ended	Six fiscal months ended
	July 1, 2017	July 1, 2017
Diodes	$13	$13
Optoelectronic Components	242	242
Resistors & Inductors	84	935
Capacitors	85	246
Unallocated Selling, General, and Administrative Expenses	29	66
Total	$453	$1,502

Severance benefits are generally paid in a lump sum at cessation of employment, though some are being paid in installments.  The current portion of the liability is $2,922 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 30, 2018 and July 1, 2017 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118, the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  As further described below, after additional analysis was completed in the second fiscal quarter of 2018, the Company identified additional amounts available to be repatriated to the U.S. and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdiction.  The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  The Company may record further adjustments to refine those estimates during the measurement period, as additional analysis is completed.

The TCJA transitions the U.S. from a worldwide tax system to a partial territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company recognized provisional tax expense of $215,558 in 2017, and provisionally expects to pay $180,000, net of estimated applicable foreign tax credits, and after utilization of net operating loss, R&D credits, and foreign tax credit carryforwards. The first installment of $14,400 was paid in the second fiscal quarter of 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, the Company made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and recorded provisional tax expense of $213,000 to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1,100,000 of available foreign earnings.  As a result of additional analysis completed in the second fiscal quarter of 2018, the Company adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1,200,000, and accrued additional provisional tax expense of $12,000.

During the second fiscal quarter, the Company repatriated approximately $274,000 to the United States, and paid withholding and foreign taxes of approximately $92,100.  Substantially all of these amounts were used to reduce the outstanding balance of the credit facility (see Note 6) and to repay certain intercompany indebtedness.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company expects to repatriate an additional approximately $450,000 to the United States in the third fiscal quarter of 2018, net of withholding and foreign taxes of about $72,000.

After completing these phases of cash repatriation, there will be approximately $300,000 of unremitted foreign earnings that the Company has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company expects to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

The Company's effective tax rate for the period ended June 30, 2018 was negatively impacted by certain provisions of the TCJA.  The provisions of the TCJA are interrelated and the impact of any specific provision cannot be isolated. The Company operates at a pre-tax loss in the U.S. and the reduction in the federal tax rate reduces the tax benefit recorded.  In addition, the inclusion of GILTI income and the limitation on the deductibility of interest expense increased the effective tax rate. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at December 31, 2017.

The Company's repurchase of a portion of the outstanding convertible debentures (see Note 6) reduced the Company's expected full year 2018 tax rate, which in turn reduced the income tax expense recorded in the second fiscal quarter of 2018.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt.  The Company also recognized a tax benefit of $33,963 resulting from the extinguishment, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.

Income tax expense for the fiscal quarter and six fiscal months ended June 30, 2018, includes tax benefits of $9,006 and $7,690 for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the cash repatriation program described above.

Income tax expense for the fiscal quarter and six fiscal months ended July 1, 2017 included a tax benefit of $1,240 and $2,208 for the periodic remeasurement of the deferred tax liability recorded for the cash repatriation program that was terminated as a result of the enactment of the TCJA.

During the six fiscal months ended June 30, 2018, the liabilities for unrecognized tax benefits decreased by $288 on a net basis, due to increases for tax positions taken in the current period and interest, offset by payments and foreign currency effects.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017

Credit facility	$96,000	$150,000
Convertible senior debentures, due 2040	22,331	110,412
Convertible senior debentures, due 2041	57,275	56,641
Convertible senior debentures, due 2042	34,065	62,518
Convertible notes, due 2025	488,518	-
Deferred financing costs	(18,591)	(9,101)
	679,598	370,470
Less current portion	-	-
	$679,598	$370,470

Convertible Senior Notes due 2025

In June 2018, the Company issued $600,000 aggregate principal amount of 2.25% convertible senior notes due 2025 to qualified institutional investors. The Company used the net proceeds from this offering to repurchase $220,000 and $69,060 principal amounts of convertible senior debentures due 2040 and 2042, respectively, as further described below.

GAAP requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The resulting discount on the debt is amortized as non-cash interest expense in future periods.

The carrying values of the liability and equity components of the convertible notes are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the notes	Unamortized discount	Carrying value of liability component	Equity component - net carrying value
June 30, 2018
Due 2025	$600,000	(111,482)	$488,518	$85,262

Interest is payable on the convertible notes due 2025 semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2018, at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 5.5% based on the Company's estimated nonconvertible debt borrowing rate.

Interest expense for the fiscal quarter and six fiscal months ended June 30, 2018 related to the convertible notes is reflected on the consolidated statement of operations as follows:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Total interest expense related to the debentures
Due 2025	$713	556	151	$1,420

The convertible notes due 2025 will mature on June 15, 2025, unless earlier repurchased or converted.  Prior to December 15, 2024, such conversion is subject to the satisfaction of certain conditions set forth below.  The convertible notes due 2025 are not redeemable by the Company before the maturity date.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Prior to December 15, 2024, the holders may only convert their notes under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending September 29, 2018, if the sale price of Vishay common stock reaches 130% of the conversion price for a specified period (initially $40.94); (2) the trading price of the notes falls below 98% of the product of the sale price of Vishay's common stock and the conversion rate for a specified period; or (3) upon the occurrence of specified corporate transactions.

The convertible notes due 2025 are initially convertible into cash, shares of Vishay common stock, or a combination thereof, at the Company's option, at a conversion rate of 31.7536 shares of common stock per $1,000 principal amount of notes.  This initial conversion price represents a premium of 27.5% to the closing price of Vishay's common stock on June 8, 2018, which was $24.70 per share.  The conversion rate of the convertible notes is not adjusted for quarterly cash dividends equal to or less than $0.085 per share of common stock.  This represents an initial effective conversion price of approximately $31.49 per share.  At the direction of its Board of Directors, Vishay intends, upon conversion, to repay the principal amount of the notes in cash and settle any additional amounts in shares. Vishay must provide additional shares upon conversion if there is a "fundamental change" in the business as defined in the indenture governing the notes.

Convertible Senior Debentures

Vishay currently has three issuances of convertible senior debentures outstanding with generally congruent terms.

The Company used substantially all of the net proceeds of the June 2018 issuance of convertible senior notes due 2025 to repurchase $220,000 and $69,060 principal amounts of convertible senior debentures due 2040 and due 2042, respectively.  The net carrying value of the debentures repurchased were $89,276 and $29,037, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $584,991 was allocated between the liability ($133,647) and equity (including temporary equity, $451,344) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $17,309, including the write-off of a portion of unamortized debt issuance costs.

The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for each issuance of the Company's convertible senior debentures effective as of the ex-dividend date of each cash dividend.

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the June 28, 2018 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount as of June 30, 2018	$55,000	$150,000	$80,940
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective June 12, 2018 (per $1 principal amount)	77.7399	56.7305	91.4035
Effective conversion price effective June 12, 2018 (per share)	$12.86	$17.63	$10.94
130% of the conversion price (per share)	$16.72	$22.92	$14.22
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The debentures due 2040 and due 2042 will remain convertible until September 29, 2018, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock. The excess of the amount that the Company would pay to the holders of the debentures due 2040 and due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated condensed financial statements. The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a non-current liability on the consolidated condensed balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value
June 30, 2018
Due 2040	$55,000	(32,696)	27	$22,331	$22,019
Due 2041	$150,000	(92,898)	173	$57,275	$62,246
Due 2042	$80,940	(46,919)	44	$34,065	$31,229
Total	$285,940	$(172,513)	$244	$113,671	$115,494

December 31, 2017
Due 2040	$275,000	(164,794)	206	$110,412	$110,094
Due 2041	$150,000	(93,573)	214	$56,641	$62,246
Due 2042	$150,000	(87,600)	118	$62,518	$57,874
Total	$575,000	$(345,967)	$538	$229,571	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 30, 2018
Due 2040	$1,134	483	16	(33)	$1,600
Due 2041	$844	341	12	(97)	$1,100
Due 2042	$714	275	11	(26)	$974
Total	$2,692	$1,099	$39	$(156)	$3,674

July 1, 2017
Due 2040	$1,547	613	22	(19)	$2,163
Due 2041	$844	314	12	6	$1,176
Due 2042	$844	306	14	12	$1,176
Total	$3,235	$1,233	$48	$(1)	$4,515

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
June 30, 2018
Due 2040	$2,681	1,134	38	61	$3,914
Due 2041	$1,688	675	24	(41)	$2,346
Due 2042	$1,558	599	24	(15)	$2,166
Total	$5,927	$2,408	$86	$5	$8,426

July 1, 2017
Due 2040	$3,094	1,215	44	(44)	$4,309
Due 2041	$1,688	622	24	8	$2,342
Due 2042	$1,688	607	27	8	$2,330
Total	$6,470	$2,444	$95	$(28)	$8,981

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2018	$(69,041)	$92,954	$1,801	$25,714
Cumulative effect of accounting for adoption of ASU 2016-01	-	-	(1,801)	$(1,801)
Other comprehensive income before reclassifications	-	(34,513)	-	$(34,513)
Tax effect	-	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(34,513)	-	$(34,513)
Amounts reclassified out of AOCI	4,547	-	-	$4,547
Tax effect	(1,365)	-	-	$(1,365)
Amounts reclassified out of AOCI, net of tax	3,182	-	-	$3,182
Net other comprehensive income	$3,182	$(34,513)	$-	$(31,331)
Balance at June 30, 2018	$(65,859)	$58,441	$-	$(7,418)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2018 and 2017 for the Company's defined benefit pension plans:

	Fiscal quarter ended June 30, 2018		Fiscal quarter ended July 1, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$927	$-	$925
Interest cost	371	1,211	411	1,199
Expected return on plan assets	-	(479)	-	(518)
Amortization of prior service cost	36	54	36	18
Amortization of losses	159	1,566	83	1,523
Curtailment and settlement losses	-	455	-	330
Net periodic benefit cost	$566	$3,734	$530	$3,477

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 30, 2018 and July 1, 2017 for the Company's defined benefit pension plans:

	Six fiscal months ended June 30, 2018		Six fiscal months ended July 1, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,875	$-	$1,828
Interest cost	742	2,453	821	2,366
Expected return on plan assets	-	(967)	-	(1,024)
Amortization of prior service cost	72	109	72	36
Amortization of losses	318	3,170	165	3,001
Curtailment and settlement losses	-	917	-	652
Net periodic benefit cost	$1,132	$7,557	$1,058	$6,859

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2018 and 2017 for the Company's other postretirement benefit plans:

	Fiscal quarter ended June 30, 2018		Fiscal quarter ended July 1, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$34	$73	$33	$67
Interest cost	68	28	78	26
Amortization of prior service (credit)	(37)	-	(209)	-
Amortization of losses (gains)	(9)	27	(23)	15
Net periodic benefit cost	$56	$128	$(121)	$108

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 30, 2018 and July 1, 2017 for the Company's other postretirement benefit plans:

	Six fiscal months ended June 30, 2018		Six fiscal months ended July 1, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$68	$148	$66	$131
Interest cost	136	58	155	50
Amortization of prior service (credit)	(74)	-	(418)	-
Amortization of losses (gains)	(19)	54	(46)	29
Net periodic benefit cost	$111	$260	$(243)	$210

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Restricted stock units	$778	$676	$3,047	2,880
Phantom stock units	-	-	214	163
Total	$778	$676	$3,261	3,043

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 30, 2018 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,616	1.4
Phantom stock units	-	0.0
Total	$4,616

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

Restricted Stock Units

RSU activity under the 2007 Program as of June 30, 2018 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2018	986	$13.34
Granted	252	18.90
Vested*	(334)	13.67
Cancelled or forfeited	-	-
Outstanding at June 30, 2018	904	$14.77

Expected to vest at June 30, 2018	904

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

Phantom stock unit activity under the phantom stock plan as of June 30, 2018 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2018	157
Granted	10	$21.35
Dividend equivalents issued	1
Outstanding at June 30, 2018	168

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended June 30, 2018:
Product Sales	$136,559	$182,466	$75,709	$253,913	$112,349	$760,996
Royalty Revenues	-	-	-	34	-	$34
Total Revenue	$136,559	$182,466	$75,709	$253,947	$112,349	$761,030

Gross Profit	$38,427	$52,408	$26,404	$84,969	$25,030	$227,238

Segment Operating Income	$28,517	$47,100	$22,165	$76,248	$19,710	$193,740

Fiscal quarter ended July 1, 2017:*
Product Sales	$114,035	$155,345	$72,633	$208,949	$92,166	$643,128
Royalty Revenues	-	-	-	36	-	$36
Total Revenue	$114,035	$155,345	$72,633	$208,985	$92,166	$643,164

Gross Profit	$25,357	$41,762	$25,607	$62,135	$18,976	$173,837

Segment Operating Income	$16,680	$36,878	$21,676	$54,749	$14,146	$144,129

Six fiscal months ended June 30, 2018:
Product Sales	$264,053	$349,483	$147,667	$497,932	$218,617	$1,477,752
Royalty Revenues	12	-	-	61	-	$73
Total Revenue	$264,065	$349,483	$147,667	$497,993	$218,617	$1,477,825

Gross Profit	$70,449	$95,608	$53,637	$163,499	$49,345	$432,538

Segment Operating Income	$51,075	$85,031	$44,959	$146,250	$38,603	$365,918

Six fiscal months ended July 1, 2017:*
Product Sales	$218,877	$299,930	$137,895	$409,195	$182,026	$1,247,923
Royalty Revenues	-	-	-	42	-	$42
Total Revenue	$218,877	$299,930	$137,895	$409,237	$182,026	$1,247,965

Gross Profit	$46,074	$79,924	$48,049	$123,350	$38,189	$335,586

Segment Operating Income	$28,483	$70,320	$38,793	$108,707	$28,336	$274,639

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1.

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2018	July 1, 2017***	June 30, 2018	July 1, 2017***
Reconciliation:
Segment Operating Income	$193,740	$144,129	$365,918	$274,639
Restructuring and Severance Costs	-	(481)	-	(1,950)
Unallocated Selling, General, and Administrative Expenses	(70,447)	(58,643)	(138,563)	(120,106)
Consolidated Operating Income	$123,293	$85,005	$227,355	$152,583
Unallocated Other Income (Expense)	(25,734)	(9,296)	(37,777)	(26,432)
Consolidated Income Before Taxes	$97,559	$75,709	$189,578	$126,151

***Recast for the adoption of ASU 2017-07.  See Note 1.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended		Years Ended December 31,
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	2017	2016
Distributors	$446,016	$372,802	$850,076	$718,505	$1,484,276	$1,280,060
OEMs	262,779	223,367	526,829	438,014	931,291	861,322
EMS companies	52,235	46,995	100,920	91,446	183,801	175,946
Total Revenue	$761,030	$643,164	$1,477,825	$1,247,965	$2,599,368	$2,317,328

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended		Years Ended December 31,
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	2017	2016
Asia	$302,868	$272,513	$588,346	$529,571	$1,091,107	$948,195
Europe	272,601	221,150	539,983	427,175	902,357	810,543
Americas	185,561	149,501	349,496	291,219	605,904	558,590
Total Revenue	$761,030	$643,164	$1,477,825	$1,247,965	$2,599,368	$2,317,328

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended		Years Ended December 31,
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	2017	2016
Industrial	$295,617	$232,874	$575,829	$449,640	$934,631	$796,031
Automotive	209,858	175,884	418,252	351,227	727,220	640,767
Telecommunications	46,467	47,283	92,391	93,118	190,682	193,456
Computing	53,657	47,498	101,088	88,568	198,850	172,481
Consumer Products	40,939	38,949	78,198	68,556	145,243	150,741
Power Supplies	41,326	41,038	75,569	75,896	160,038	132,555
Military and Aerospace	40,260	32,548	75,474	65,724	132,898	128,523
Medical	32,906	27,090	61,024	55,236	109,806	102,774
Total revenue	$761,030	$643,164	1,477,825	1,247,965	$2,599,368	$2,317,328

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Numerator:
Net earnings attributable to Vishay stockholders	$103,097	$56,190	$165,463	$92,909

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,215	146,226	144,188	146,173
Outstanding phantom stock units	167	155	167	155
Adjusted weighted average shares	144,382	146,381	144,355	146,328

Effect of dilutive securities:
Convertible and exchangeable debt instruments	12,810	8,651	13,710	8,500
Restricted stock units	465	268	515	260
Dilutive potential common shares	13,275	8,919	14,225	8,760

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	157,657	155,300	158,580	155,088

Basic earnings per share attributable to Vishay stockholders	$0.71	$0.38	$1.15	$0.63

Diluted earnings per share attributable to Vishay stockholders	$0.65	$0.36	$1.04	$0.60

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Convertible debt:
Convertible Senior Debentures, due 2041	-	8,371	-	8,356
Convertible Senior Notes, due 2025	3,769	-	1,885	-
Weighted average other	307	581	307	581

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, and the convertible senior notes, due 2025, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.86, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.63, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, if the average market price is less than $10.94, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042, and if the average market price is less than $31.49, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Assets held in rabbi trusts	$43,466	$26,673	$16,793	$-
Available for sale securities	$4,378	4,378	-	-
	$47,844	$31,051	$16,793	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(27)	$-	$-	$(27)
Embedded derivative - convertible debentures due 2041	$(173)	-	-	(173)
Embedded derivative - convertible debentures due 2042	$(44)	-	-	(44)
	$(244)	$-	$-	$(244)
December 31, 2017
Assets:
Assets held in rabbi trusts	$45,252	$28,589	16,663	$-
Available for sale securities	$4,621	4,621	-	-
	$49,873	$33,210	$16,663	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(206)	$-	$-	$(206)
Embedded derivative - convertible debentures due 2041	$(214)	-	-	(214)
Embedded derivative - convertible debentures due 2042	$(118)	-	-	(118)
	$(538)	$-	$-	$(538)

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible senior debentures between the associated liability and equity components of the repurchased convertible senior debentures based on a nonrecurring fair value measurement of the convertible senior debentures due 2040 and due 2042 immediately prior to the repurchase.  The nonrecurring fair value measurement is considered a Level 3 measurement.  See Note 6 for further information on the measurement and input.

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

The Company has entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of December 31, 2017.  There were no such contracts outstanding as of June 30, 2018.  The forward contracts were short-term in nature and were renewed at the Company's discretion until the intercompany loans were repaid.  We did not designate the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts was recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimated the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2017.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at June 30, 2018 and December 31, 2017 is approximately $1,164,200 and $1,071,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $697,945 and $379,033, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At June 30, 2018 and December 31, 2017, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 30, 2018 and December 31, 2017, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The quarterly cash dividend was increased by 26% to $0.085 per share in the second fiscal quarter of 2018.  In December 2015, we amended our credit facility to increase our ability to repurchase shares of stock or pay cash dividends.   The Company repurchased 2,250,236 shares of stock for $39.9 million pursuant to the stock repurchase plan that expired on June 1, 2018.  No repurchases were made in 2018.  In the second fiscal quarter of 2018, we issued $600 million convertible senior notes due 2025.  We used the net proceeds from the issuance of these notes to repurchase $220.0 million and $69.1 million principal amount of convertible senior debentures due 2040 and due 2042, respectively.  We recognized a loss of $17.3 million due to the early extinguishment of the repurchased convertible senior debentures.

As part of the amendment and restatement of the revolving credit facility in December 2015, we completed an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, with consideration of the amount of cash that can be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  As a result of that evaluation, during the fourth quarter of 2015, we recognized income tax expense of $164.0 million, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings which we had expected to repatriate to the U.S. over the next several years. We repatriated $38 million and $46 million to the U.S. pursuant to this plan in 2017 and 2016, respectively.

As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA") in December 2017, we terminated the aforementioned cash repatriation plan and replaced it with a plan to repatriate approximately $1.1 billion of unremitted foreign earnings in Israel, Germany, Austria, and France in the fourth fiscal quarter of 2017.  As a result of additional analysis completed in the second fiscal quarter of 2018, we adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1.2 billion and accrued additional provisional tax expense.   During the second fiscal quarter, we repatriated approximately $274.0 million to the United States, and paid withholding and foreign taxes of approximately $92.1 million.  Substantially all of these amounts were used to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.  The provisional tax expense recorded in the fourth quarter of 2017 related to the enactment of the TCJA included these amounts paid in the second fiscal quarter of 2018.

As permitted by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 118, the net tax expense recorded in our financial statements due to the enactment of the TCJA for the fourth fiscal quarter of 2017, and adjusted in the second fiscal quarter of 2018 is considered "provisional," based on reasonable estimates.  We are continuing to collect and analyze detailed information that could impact this amount and may record further adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.  See further information in "U.S. Tax Reform: Tax Cuts and Jobs Act" below.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources" below.  In the first fiscal quarter of 2018, we retrospectively adopted two new accounting standards, which impacted previously reported net revenues, gross profit margin, and segment operating income.  The amounts previously reported for these metrics have been recast.  See additional information in Note 1 to the consolidated condensed financial statements included in Item 1.  We experienced a continued high level of demand in virtually all end-markets in the second fiscal quarter of 2018.  Net revenues increased significantly versus the prior fiscal quarter and the prior year quarter.  The strong order levels of 2017 continued in the first six fiscal months of 2018 and resulted in continued strong metrics and an increase in nearly all key financial metrics compared to the prior quarter and prior year quarter.

Net revenues for the fiscal quarter ended June 30, 2018 were $761.0 million, compared to $716.8 million and $643.2 million for the fiscal quarters ended March 31, 2018 and July 1, 2017, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 30, 2018 were $103.1 million, or $0.65 per diluted share, compared to $62.4 million, or $0.39 per share for the fiscal quarter ended March 31, 2018, and $56.2 million, or $0.36 per diluted share for the fiscal quarter ended July 1, 2017.

Net revenues for the six fiscal months ended June 30, 2018 were $1,477.8 million, compared to $1,248.0 million for the six fiscal months ended July 1, 2017.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 30, 2018 were $165.5 million, or $1.04 per diluted share, compared to $92.9 million, or $0.60 per diluted share for the six fiscal months ended July 1, 2017.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017	June 30, 2018	July 1, 2017

GAAP net earnings attributable to Vishay stockholders	$103,097	$62,366	$56,190	$165,463	$92,909

Reconciling items affecting operating income:
Restructuring and severance costs	$-	$-	$481	$-	$1,950

Reconciling items affecting other income (expense):
Loss on disposal of equity affiliate	$-	$-	$-	$-	$7,060
Loss on early extinguishment of debt	17,309	-	-	17,309	-

Reconciling items affecting tax expense:
Enactment of TCJA	$12,000	$-	$-	$12,000	$-
Effects of cash repatriation program	(9,006)	1,316	(1,240)	(7,690)	(2,208)
Change in deferred taxes due to early extinguishment of debt	(33,963)	-	-	(33,963)	-
Tax effects of pre-tax items above	(3,784)	-	(156)	(3,784)	(597)

Adjusted net earnings	$85,653	$63,682	$55,275	$149,335	$99,114

Adjusted weighted average diluted shares outstanding	157,657	159,502	155,300	158,580	155,088

Adjusted earnings per diluted share	$0.54	$0.40	$0.36	$0.94	$0.64

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net cash provided by (used in) continuing operating activities	$(8,689)	$46,859	$84,592	$38,170	$128,266
Proceeds from sale of property and equipment	8,194	184	345	8,378	1,288
Less: Capital expenditures	(48,373)	(28,273)	(32,399)	(76,646)	(49,067)
Free cash	$(48,868)	$18,770	$52,538	$(30,098)	80,487

Our results for the fiscal quarters ended June 30, 2018, March 31, 2018, and July 1, 2017 and six fiscal months ending June 30, 2018 and July 1, 2017 represent the effects of a strong business environment and order activity, our cost reduction programs, and our organic growth initiatives. We experienced a relatively sharp upturn in demand beginning in the first quarter of 2017 that has continued through first six fiscal months of 2018 and further improved results. Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

Our free cash results for the fiscal quarter and six fiscal months ended June 30, 2018 were significantly impacted by the payment of cash taxes of $92.1 million related to the cash repatriated to the U.S. and the payment of the first $14.4 million installment of the U.S. transition tax in the second fiscal quarter of 2018.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2017 through the second fiscal quarter of 2018 (dollars in thousands):

	2nd Quarter 2017*	3rd Quarter 2017*	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018

Net revenues	$643,164	$677,941	$673,462	$716,795	$761,030

Gross profit margin	27.0%	28.0%	26.3%	28.6%	29.9%

Operating margin (1)	13.2%	14.1%	11.3%	14.5%	16.2%

End-of-period backlog	$1,034,000	$1,122,200	$1,320,200	$1,498,700	$1,595,200

Book-to-bill ratio	1.27	1.11	1.28	1.22	1.17

Inventory turnover	4.6	4.5	4.5	4.6	4.6

Change in ASP vs. prior quarter	-0.7%	-0.1%	-0.2%	-0.2%	0.7%

* Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to the consolidated condensed financial statements included in Item 1.
(1)  Operating margin for the second, third, and fourth fiscal quarters of 2017 includes $0.5 million, $3.2 million, and $6.1 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and second fiscal quarter of 2017.  The continued strong demand further increased the backlog while the book-to-bill ratio remains high.  Distributors continue to drive the high order rate.  Many of our product lines are operating at or near capacity, but the high order rates have increased product delivery leadtimes and even caused some shortages of supply.  We continue to raise critical capacities ambitiously while remaining careful in adding operational fixed costs.  Sequentially, average selling prices increased, reflective of the strong business environment.

Gross profit margin increased versus the prior fiscal quarter and the second fiscal quarter of 2017.  The increases are primarily volume-driven.

The book-to-bill ratio in the second fiscal quarter of 2018 remained strong at 1.17 versus 1.22 in the first fiscal quarter of 2018.  The book-to-bill ratios in the second fiscal quarter of 2018 for distributors and original equipment manufacturers ("OEM") were 1.23 and 1.08, respectively, versus ratios of 1.28 and 1.16, respectively, during the first fiscal quarter of 2018.

For the third fiscal quarter of 2018, we anticipate revenues between $755 million and $795 million and gross margins of 29% to 30% at the exchange rates of the second fiscal quarter.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2017 through the second fiscal quarter of 2018 (dollars in thousands):

	2nd Quarter 2017*	3rd Quarter 2017*	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018
MOSFETs
Net revenues	$114,035	$126,522	$122,077	$127,506	$136,559

Book-to-bill ratio	1.37	1.19	1.59	1.23	0.96

Gross profit margin	22.2%	25.6%	25.5%	25.1%	28.1%

Segment operating margin	14.6%	18.5%	18.2%	17.7%	20.9%

Diodes
Net revenues	$155,345	$160,562	$159,466	$167,017	$182,466

Book-to-bill ratio	1.41	1.18	1.34	1.30	1.08

Gross profit margin	26.9%	27.1%	26.1%	25.9%	28.7%

Segment operating margin	23.7%	24.1%	23.0%	22.7%	25.8%

Optoelectronic Components
Net revenues	$72,633	$77,145	$69,389	$71,958	$75,709

Book-to-bill ratio	1.11	0.94	1.21	1.24	1.20

Gross profit margin	35.3%	37.6%	30.1%	37.8%	34.9%

Segment operating margin	29.8%	32.7%	23.8%	31.7%	29.3%

Resistors & Inductors
Net revenues	$208,985	$217,497	$216,795	$244,046	$253,947

Book-to-bill ratio	1.23	1.15	1.19	1.15	1.16

Gross profit margin	29.7%	30.2%	29.0%	32.2%	33.5%

Segment operating margin	26.2%	26.8%	25.8%	28.7%	30.0%

Capacitors
Net revenues	$92,166	$96,215	$105,735	$106,268	$112,349

Book-to-bill ratio	1.14	0.97	1.08	1.26	1.59

Gross profit margin	20.6%	20.4%	19.5%	22.9%	22.3%

Segment operating margin	15.3%	15.3%	14.7%	17.8%	17.5%

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

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  As a result of additional analysis completed in the second fiscal quarter of 2018, we adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1.2 billion, and accrued additional provisional tax expense of $12 million.  We are continuing to collect and analyze detailed information about the earnings and profits of our non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated,  the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  We may record additional adjustments to refine those estimates during the measurement period, as additional analysis is completed.  Furthermore, we are continuing to evaluate the TCJA's provisions and may prospectively adjust our financial and capital structure and business practices accordingly.

The provisional amount of net tax expense recorded in the fourth fiscal quarter of 2017, as adjusted in the second fiscal quarter of 2018, that is directly and indirectly related to the TCJA is summarized as follows (amounts in thousands):

Remeasurement of net deferred tax liabilities	$(74,816)
Transition tax on unremitted foreign earnings	215,558
Incremental foreign taxes on assumed repatriation	225,000
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)
Total tax expense related to the enactment of the TCJA	$246,855

As a result of the TCJA, we recognized a provisional tax benefit of $74.8 million to remeasure our net deferred tax liabilities at the lower, 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a partial territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we recognized provisional tax expense of $215.6 million, and provisionally expect to pay $180.0 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss, R&D credit, and foreign tax credit carryforwards. We paid the first installment of $14.4 million in the second fiscal quarter of 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, we made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and recorded provisional tax expense of $213.0 million to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1.1 billion of available foreign earnings.  As a result of additional analysis completed in the second fiscal quarter of 2018, the Company revised the amount available to be repatriated to the U.S. to approximately $1.2 billion and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions.  During the second fiscal quarter, we repatriated approximately $274.0 million to the United States, and paid withholding and foreign taxes of approximately $92.1 million.  Substantially all of these repatriated amounts were used to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.

We expect to repatriate an additional approximately $450 million to the United States in the third fiscal quarter of 2018, net of withholding and foreign taxes of about $72 million.

After completing these phases of cash repatriation, there will be approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.   We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

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

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  We recorded benefits of $9.0 million and $7.7 million for the second fiscal quarter and six fiscal months ended June 30, 2018, respectively, for such remeasurements.

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

The TCJA expands the U.S. current taxation of foreign earned income beginning in 2018.  Global intangible low-taxed income ("GILTI") is income of our non-U.S. subsidiaries that exceeds an allowable return and which will then be included in U.S. current taxable income, subject to certain adjustments, and possibly reduced by indirect foreign tax credits.  We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017.  We expect to recognize a significant amount of GILTI income in 2018, and have included an estimate of such amounts in our provision for income taxes for the fiscal quarter and six fiscal months ended June 30, 2018.  Because of the complexity of the new GILTI provisions, the rules around its implementation are not yet clear and as such, this estimate could change.  The TCJA also imposes a base erosion and anti-abuse minimum tax ("BEAT").  BEAT could potentially increase our U.S. federal income tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.   BEAT did not have a material impact on our provision for income taxes for the fiscal quarter or six fiscal months ended June 30, 2018.  We are still evaluating the potential impacts of the new GILTI and BEAT tax rules.

We historically derived significant cash tax savings from our convertible debentures.  For U.S. federal income tax purposes, the interest deduction for the convertible debentures is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature.  Accordingly, annual interest deductions are calculated at 8.0%, 8.375%, and 7.5% of the adjusted issue price. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield applied to the adjusted issue price, and the coupon rate of 2.25% on the principal amount. Interest expense recognized in accordance with GAAP is calculated at the comparable yield multiplied by the carrying amount of the liability component of convertible debentures, which is substantially lower than the adjusted issue price for tax purposes.  The difference between the tax and GAAP interest computations resulted in substantially greater interest deductions for tax purposes than GAAP interest expense.  The TCJA limits deduction for net interest expense, which makes the convertible debentures less attractive financial instruments.  We repurchased $220.0 million and $69.1 million of convertible debentures due 2040 and due 2042, respectively, in the second fiscal quarter of 2018.  Our repurchase of a portion of the outstanding convertible debentures reduced our expected full year 2018 tax rate, which in turn reduced the income tax expense recorded in the second fiscal quarter of 2018.  While the remaining convertible debentures due 2040 and 2042 are currently convertible at the option of the holders, none of the convertible debentures are currently callable by us.

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

On February 8, 2018, we acquired substantially all of the assets and liabilities of UltraSource, Inc., a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13.6 million.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  UltraSource contributed $4.8 million and $7.5 million of net revenues to the second fiscal quarter and six fiscal months ended June 30, 2018.

On June 11, 2018, we acquired EuroPower Holdings Ltd. ("EuroPower"), a distributor of electronic components in the United Kingdom for $2.9 million, subject to customary post-closing adjustments.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since June 11, 2018.  EuroPower did not have a material impact on the Company's consolidated results for the fiscal quarter or six fiscal months ended June 30, 2018.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the second fiscal quarter and first six fiscal months of 2018 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior year periods. The dollar generally was stronger during the second fiscal quarter compared to the prior quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the second fiscal quarter and first six fiscal months of 2018 have been unfavorably impacted (compared to the prior year periods) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.  The impact compared to the prior quarter was immaterial.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Cost of products sold	70.1%	71.4%	73.0%	70.7%	73.1%
Gross profit	29.9%	28.6%	27.0%	29.3%	26.9%
Selling, general & administrative expenses	13.7%	14.1%	13.7%	13.9%	14.5%
Operating income	16.2%	14.5%	13.2%	15.4%	12.2%
Income before taxes and noncontrolling interest	12.8%	12.8%	11.8%	12.8%	10.1%
Net earnings attributable to Vishay stockholders	13.5%	8.7%	8.7%	11.2%	7.4%
________
Effective tax rate	-5.8%	32.0%	25.5%	12.5%	26.0%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statement included in Item 1.

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017**	June 30, 2018	July 1, 2017**
Net revenues	$761,030	$716,795	$643,164	$1,477,825	$1,247,965

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$44,235	6.2%
July 1, 2017	$117,866	18.3%	$229,860	18.4%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.1%	12.8%	13.0%
Change in average selling prices	0.7%	0.7%	-0.1%
Foreign currency effects	-1.0%	3.1%	4.2%
Acquisitions	0.3%	0.8%	0.6%
Other	0.1%	0.9%	0.7%
Net change	6.2%	18.3%	18.4%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the second fiscal quarter of 2018, which resulted in increased net revenues compared to the prior fiscal quarter and prior year periods.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended June 30, 2018 were 29.9%, versus 28.6% and 27.0%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended June 30, 2018 were 29.3%, versus 26.9% for the comparable prior year period.  The increases are due primarily to increased sales volume.  We were able to offset the negative impacts of inflation and an average selling price decline versus the six fiscal months ended July 1, 2017 by cost reductions and innovation, and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Net revenues	$136,559	$127,506	$114,035	$264,065	$218,877
Gross profit margin	28.1%	25.1%	22.2%	26.7%	21.1%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$9,053	7.1%
July 1, 2017	$22,524	19.8%	$45,188	20.6%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.6%	17.9%	19.8%
Change in average selling prices	0.8%	0.2%	-0.6%
Foreign currency effects	-0.3%	1.2%	1.7%
Other	0.0%	0.5%	-0.3%
Net change	7.1%	19.8%	20.6%

MOSFETs segment net revenues in the fiscal quarter and six fiscal months ended June 30, 2018 increased significantly versus the prior quarter and prior year periods.  All regions and sales channels contributed to the significant increase versus the prior year quarter with distributors in the Americas and Europe experiencing above average growth.

Gross profit margin increased versus the prior year periods due to the significant increases in net revenues, a more profitable product mix, and the impact of the cost reduction program, which were partially offset by cost inflation.  Gross profit margin increased versus the prior quarter primarily due to the increase in net revenues, higher average selling prices, and the positive impact of an inventory increase.

Due to the continuing positive business climate in the second fiscal quarter of 2018, the reduction in the pricing pressure from last year continued for our established MOSFETs products.  Price increases for select products and ongoing price reductions for other products resulted in a net increase of average selling prices versus the prior quarter and prior year quarter and a slight decline versus the prior year-to-date period.

We recently completed major cost reduction activities, which had been ongoing since 2013, to improve the operating results of the MOSFETs segment.  See Note 4 to our consolidated condensed financial statements included in Item 1.

We continue to make capital and R&D investments in this business.  We will maintain our R&D and management presence in the Silicon Valley area, and in the second fiscal quarter of 2018 we moved into a new R&D facility in San Jose.  We are in the process of increasing manufacturing volume at third-party foundries and maximizing the output of our internal fab to meet the increased demand.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Net revenues	$182,466	$167,017	$155,345	$349,483	$299,930
Gross profit margin	28.7%	25.9%	26.9%	27.4%	26.6%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$15,449	9.2%
July 1, 2017	$27,121	17.5%	$49,553	16.5%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.1%	12.2%	11.4%
Increase in average selling prices	1.7%	1.7%	1.0%
Foreign currency effects	-0.8%	2.4%	3.2%
Other	0.2%	1.2%	0.9%
Net change	9.2%	17.5%	16.5%

The Diodes segment achieved significant growth in net revenues in the fiscal quarter and six fiscal months ended June 30, 2018 versus the prior quarter and prior year periods.  The increase versus the prior quarter was primarily due to volume growth, especially with distributors, and higher average selling prices.  The increases versus the prior year periods were primarily due to volume growth, especially with distributors in the Americas and Europe regions, higher average selling prices, and positive impacts from a stronger euro.

Gross profit margin increased versus the prior quarter and prior years periods primarily due to increased net revenues and higher average selling prices, partially offset by general cost inflation.

The positive business climate mostly eliminated the pricing pressure for our established Diodes products. The net increases in average selling prices are primarily due to a more favorable customer mix.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Net revenues	$75,709	$71,958	$72,633	$147,667	$137,895
Gross profit margin	34.9%	37.8%	35.3%	36.3%	34.8%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$3,751	5.2%
July 1, 2017	$3,076	4.2%	$9,772	7.1%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	6.7%	-1.1%	2.3%
Change in average selling prices	-0.1%	0.6%	-0.8%
Foreign currency effects	-1.1%	3.3%	4.5%
Other	-0.3%	1.4%	1.1%
Net change	5.2%	4.2%	7.1%

In the fiscal quarter and six fiscal months ended June 30, 2018, the Optoelectronic Components segment experienced moderate increases in net revenues versus the prior quarter and prior year quarter and a significant increase versus the prior year-to-date period.  The increase versus the prior quarter was primarily due to increased volume, particularly distributors in Europe and the Americas.  The increase versus the prior year quarter is primarily due to a stronger euro and higher average selling prices.  Increased volume in Europe and Americas was offset by decreases in Asia.  The increase versus the prior year-to-date period is primarily due to increased volume and a stronger euro.

The gross profit margin decreased versus the prior quarter and prior year quarter.  The gross profit margin was negatively impacted by a decrease in inventory.  The gross profit margin increased versus the prior year-to-date period primarily due to increased net revenues, the currency impacts of a stronger euro, which impacted revenues more than expenses, and increased efficiencies, which were partially offset by lower average selling prices and cost inflation.

The pricing pressure for our established Optoelectronic Components products has reduced versus prior years, but continues.  Average selling prices were virtually stable versus the prior quarter and increased versus the prior year quarter.  For the year-to-date period, there was a slight price reduction.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Net revenues	$253,947	$244,046	$208,985	$497,993	$409,237
Gross profit margin	33.5%	32.2%	29.7%	32.8%	30.1%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$9,901	4.1%
July 1, 2017	$44,962	21.5%	$88,756	21.7%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	2.5%	13.8%	14.5%
Change in average selling prices	0.4%	0.0%	-0.5%
Foreign currency effects	-1.2%	4.1%	5.5%
Acquisition	1.0%	2.4%	1.9%
Other	1.4%	1.2%	0.3%
Net change	4.1%	21.5%	21.7%

Net revenues of the Resistors & Inductors segment increased significantly versus the prior year periods and moderately versus the prior quarter.  All regions and almost all end markets contributed to the increase in net revenues.  Distribution and the automotive and industrial end markets contributed the most to the revenue increase.  The acquisition of UltraSource, Inc. in the first fiscal quarter of 2018 also contributed to the increase.  See further information in "Acquisition Activity" above and Note 3 to our consolidated condensed financial statements included in Item 1.

The gross profit margin improved versus the prior quarter and the prior year periods.  The increases in gross profit margin are primarily due to cost reductions and volume efficiencies associated with increased net revenues, partially offset by increased metal prices and inflationary effects.

Due to the continuing positive business climate in the second fiscal quarter of 2018 average selling prices increased slightly versus the prior quarter, were stable versus the prior year quarter and decreased slightly versus the prior year-to-date period.

Market demand currently exceeds our capacity for certain product lines.  Capital spending projects to expand capacity are underway to meet the increased demand.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Net revenues	$112,349	$106,268	$92,166	$218,617	$182,026
Gross profit margin	22.3%	22.9%	20.6%	22.6%	21.0%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 30, 2018		Six fiscal months ended June 30, 2018
	Change in net revenues	% change	Change in net revenues	% change
March 31, 2018	$6,081	5.7%
July 1, 2017	$20,183	21.9%	$36,591	20.1%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.6%	15.9%	13.6%
Increase in average selling prices	0.3%	0.9%	0.2%
Foreign currency effects	-1.2%	3.9%	5.4%
Other	0.0%	1.2%	0.9%
Net change	5.7%	21.9%	20.1%

Net revenues of the Capacitors segment for the fiscal quarter and six fiscal months ended June 30, 2018 increased significantly versus the prior year periods and moderately versus the prior quarter.  All regions contributed to the growth in net revenues.  Europe was negatively impacted by foreign currency effects in the second fiscal quarter of 2018.  Distribution and the industrial and automotive end markets were the main contributors to the sales growth.

The gross profit margin decreased versus the prior quarter primarily due to a less favorable product mix, but increased versus the prior year periods.  The increases versus the prior year periods are primarily due to cost reduction and volume efficiencies associated with the increased net revenues.

Due to the continuing positive business climate in the second fiscal quarter of 2018, average selling prices increased slightly versus the prior quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017*	June 30, 2018	July 1, 2017*
Total SG&A expenses	$103,945	$101,238	$88,351	$205,183	$181,053
as a percentage of revenues	13.7%	14.1%	13.7%	13.9%	14.5%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The overall increase in SG&A expenses is primarily attributable to general salary and cost inflation, incentive compensation, and exchange rate impacts, partially offset by the benefits of our restructuring programs (see "Cost Management" above).

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 30, 2018	March 31, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Amortization of intangible assets	$3,224	$3,201	$3,430	$6,425	$7,398
Net loss (gain) on sales of assets	(2,066)	(176)	(111)	(2,242)	(51)

Certain intangible assets became fully amortized in the second fiscal quarter of 2017.

Other Income (Expense)

Interest expense for the fiscal quarter ended June 30, 2018 increased $0.7 million and $1.3 million versus the fiscal quarters ended March 31, 2018 and July 1, 2017, respectively.  Interest expense for the six fiscal months ended June 30, 2018 increased by $2.2 million versus the six fiscal months ended July 1, 2017.  The increases are primarily attributable to higher average outstanding balances and higher interest rates on our revolving credit facility in the fiscal quarter and six fiscal months ended June 30, 2018.  In June 2018, we used cash repatriated from our non-U.S. subsidiaries to reduce the balance outstanding on our revolving credit facility.

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and 2042, respectively, for $585.0 million.  We recognized a $17.3 million loss on early extinguishment of the repurchased convertible debentures in the second fiscal quarter of 2018.

As a result of the convertible debt transactions and based on the June 30, 2018 balance of the revolving credit facility, we expect interest expense for the third fiscal quarter of 2018 to be approximately $11.0 million per quarter, of which $6.1 million will be payable in cash and the remainder will represent non-cash accretion and amortization of issuance costs.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 30, 2018	July 1, 2017	Change
Foreign exchange gain (loss)	$1,182	$(760)	$1,942
Interest income	2,762	1,534	1,228
Investment income (expense)†	(550)	-	(550)
Other	3	(25)	28
	$3,397	$749	$2,648

	Fiscal quarters ended
	June 30, 2018	March 31, 2018	Change
Foreign exchange gain (loss)	$1,182	$(1,925)	$3,107
Interest income	2,762	2,036	726
Investment income (expense)†	(550)	(904)	354
Other	3	(54)	57
	$3,397	$(847)	$4,244

	Six fiscal months ended
	June 30, 2018	July 1, 2017	Change
Foreign exchange gain (loss)	$(743)	$(2,421)	$1,678
Interest income	4,798	2,797	2,001
Investment income (expense)†	(1,454)	-	(1,454)
Other	(51)	(23)	(28)
	$2,550	$353	$2,197

†Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01.  Previously recorded in accumulated other comprehensive income until realized.  See Note 1 to our consolidated condensed financial statements included in Item 1.

Income Taxes

For the fiscal quarter ended June 30, 2018, our effective tax rate was (5.8)%, as compared to 32.0% and 25.5% for the fiscal quarters ended March 31, 2018 and July 1, 2017, respectively.  For the six fiscal months ended June 30, 2018, our effective tax rate was 12.5%, as compared to 26.0% for the six fiscal months ended July 1, 2017.  Historically, the effective tax rates were generally less than the pre-2018 U.S. statutory rate primarily because of earnings in foreign jurisdictions.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.

The effective tax rate for the fiscal quarters ended December 31, 2017 and June 30, 2018 were significantly impacted by the effect of the TCJA (see "U.S. Tax Reform: Tax Cuts and Jobs Act" above).  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  The net tax expense recorded in the fourth fiscal quarter of 2017 was $234.9 million.  We are continuing to collect and analyze detailed information that could impact this amount, and recorded an adjustment of $12.0 million in the second fiscal quarter of 2018 and may record additional adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.

The effective tax rate for the fiscal quarter ended June 30, 2018 was also significantly impacted by the effect of the repurchase of convertible senior debentures due 2040 and 2042 in the second fiscal quarter.  We recognized a tax benefit of $34.0 million resulting from the extinguishments, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.  See Note 6 to our consolidated condensed financial statements included in Item 1 for further information.

During the second fiscal quarter and six fiscal months ended June 30, 2018, we recorded additional tax benefit of $9.0 million and $7.7 million, respectively, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  These types of remeasurement adjustments will continue until the amounts are repatriated.  We repatriated $274 million to the U.S. pursuant to this program in the second fiscal quarter of 2018.  As a result of this repatriation, we paid cash taxes of $92.1 million in the second fiscal quarter of 2018.

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

The TCJA significantly reduces the U.S. statutory tax rate, to a rate that is less than the applicable tax rates of many of the jurisdictions in which we operate.  Furthermore, our GAAP interest expense generally exceeds our U.S.-based operating income, resulting in pre-tax losses in the U.S.  We have historically recorded U.S. federal tax benefits, at 35%, which had the effect of reducing our consolidated GAAP tax rate.  Accordingly, the reduction in the statutory U.S. tax rate generally has the effect of increasing our consolidated GAAP tax rate due to the lower tax benefits recognized on a GAAP basis.  Our consolidated GAAP tax rate is negatively impacted by other provisions of the TCJA, including GILTI and the limitation on the deductibility of interest expense.  The negative impact of limitations on the deductibility of interest expense was partially mitigated by the partial repurchase of convertible debentures due 2040 and due 2042 in the second fiscal quarter of 2018.

During the six fiscal months ended June 30, 2018, the liabilities for unrecognized tax benefits decreased by $0.3 million on a net basis, due to increases for tax positions taken in the current period and interest, offset by payments and foreign currency effects.

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

We repatriated approximately $274 million to the United States during the second fiscal quarter and paid cash taxes of $92.1 related to this repatriation.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash during the fiscal quarter ended June 30, 2018.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

We maintain a revolving credit facility, first entered into in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  At June 30, 2018 and December 31, 2017, $96 million and $150 million, respectively, were outstanding under our credit facility.  We utilized most of the cash repatriated to the U.S. in the second fiscal quarter of 2018 to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our leverage ratio. Based on our leverage ratio for the second fiscal quarter of 2018, borrowings bore interest at LIBOR plus 1.50%. The interest rate on our borrowings increases to LIBOR plus 1.75% if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and increases to LIBOR plus 2.00% if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the second fiscal quarter of 2018, new borrowings will bear interest at LIBOR plus 1.75%.

We also pay a fee, also based on our leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on our leverage ratio for the second fiscal quarter of 2018, was 0.30% per annum.  Such undrawn commitment fee increases to 0.35% per annum if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and increases to 0.40% per annum if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the second fiscal quarter of 2018, our undrawn commitment fee will be 0.35% per annum.

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

We were in compliance with all financial covenants under the credit facility at June 30, 2018.  Our interest expense coverage ratio and leverage ratio were 16.02 to 1 and 1.76 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior debentures due 2040, due 2041, and due 2042 and our convertible notes due 2025 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

The balance of our revolving credit facility was $150 million at December 31, 2017. We borrowed $296 million and repaid $350 million on our credit facility during the six fiscal months ended June 30, 2018.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $238 million and the highest amount outstanding on our credit facility at a month end was $314 million during the six fiscal months ended June 30, 2018.

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and 2042, respectively, for $585.0 million. Prior to six months before the maturity date, our convertible notes are convertible by the holders under certain circumstances.  The convertible notes are not convertible as of June 30, 2018 and will not be contingently convertible before the fourth fiscal quarter of 2018.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the June 30, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  Such debentures will remain convertible until September 29, 2018, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a noncurrent liability on the consolidated condensed balance sheets.  No conversions have occurred to date.  The convertible debentures due 2041 are not currently convertible.

As of June 30, 2018, $1,082.9 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States.

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

These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source jurisdiction, and certain U.S. state taxes.  Accordingly, our provisional tax expense for the impact of enactment of the TCJA included amounts for these incremental withholding and foreign taxes and certain U.S. state taxes.

During the second fiscal quarter, we repatriated approximately $274.0 million to the United States, and paid withholding and foreign taxes of approximately $92.1 million.  Substantially all of these amounts were used to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.

We expect to repatriate an additional approximately $450 million to the United States in the third fiscal quarter of 2018, net of withholding and foreign taxes of about $72 million.

After completing these phases of cash repatriation, there will be approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.   We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

We are continuing to evaluate the future utilization of this repatriated cash.  The U.S. parent company, Vishay Intertechnology, Inc., must fund cash dividends to stockholders (which were increased 26% in the second fiscal quarter of 2018), share repurchases, principal and interest payments on our debt instruments, and the TCJA transition tax.  Our U.S. subsidiaries have other operating cash needs.

Upon repatriation of the additional amounts in the third fiscal quarter, management expects to further pay down the balance of the revolving credit facility.  Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before the maturity of our revolving credit facility in December 2020.  As described above, we plan to repatriate cash to the U.S. to satisfy the TCJA transition tax, which is payable in increments over eight years.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 1.2% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017

Credit facility	$96,000	$150,000
Convertible senior debentures, due 2040*	22,331	110,412
Convertible senior debentures, due 2041*	57,275	56,641
Convertible senior debentures, due 2042*	34,065	62,518
Convertible senior notes, due 2025*	488,518	-
Deferred financing costs	(18,591)	(9,101)
Total debt	679,598	370,470

Cash and cash equivalents	1,007,056	748,032
Short-term investments	142,690	547,136

Net cash and short-term investments (debt)	$470,148	$924,698

*Represents the carrying amount of the convertible instruments, which is comprised of the principal amount of the instruments, net of the unamortized discount and the associated embedded derivative liability, when applicable.

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

Our financial condition as of June 30, 2018 continued to be strong, with a current ratio (current assets to current liabilities) of 3.9 to 1, unchanged from December 31, 2017.  The increases in cash and cash equivalents, accounts receivable and inventory were offset by decreases in short-term investments and prepaid and other current assets.  Our ratio of total debt to Vishay stockholders' equity was 0.49 to 1 at June 30, 2018, as compared to 0.26 to 1 at December 31, 2017.  The increase in the ratio is primarily due to increases in long-term debt after the issuance of the convertible notes due 2025.

Cash flows provided by operating activities were $38.2 million for the six fiscal months ended June 30, 2018, as compared to cash flows provided by operations of $128.3 million for the six fiscal months ended July 1, 2017.  The decrease in operating cash flows reflects the payment of $92.1 million of cash taxes associated with repatriation activity and the first installment of the TCJA transition tax of $14.4 million.

Cash paid for property and equipment for the six fiscal months ended June 30, 2018 was $76.6 million, as compared to $49.1 million for the six fiscal months ended July 1, 2017. We expect capital spending of approximately $225 million in 2018.  Some of this 2018 capital spending represents an acceleration of expected expansion from later years of our long-range plan.

Cash paid for dividends to our common and Class B common stockholders totalled $22.0 million and $18.3 million for the six fiscal months ended June 30, 2018 and July 1, 2017, respectively.  On May 7, 2018, our Board of Directors declared a dividend of $0.085 per share, representing a 26% increase over the previous quarterly dividend.  We expect dividend payments in 2018 to total approximately $46.5 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan expired on June 1, 2018.  We repurchased 2,250,236 shares of stock for $39.9 million pursuant to this plan.  We did not repurchase any shares of stock in 2018.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018, includes a table of contractual commitments.  Except as described below, there  were no material changes to these commitments during the six fiscal months ended June 30, 2018.

The following tables represent our long-term debt obligations, expected cash requirements for interest, and expected cash requirements for payment of the TCJA transition tax as of June 30, 2018 and December 31, 2017, reflecting the issuance of $600 million principal amount of 2.25% senior convertible notes due 2025, the use of the net proceeds from the offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and due 2042, respectively, the use of cash repatriated to the U.S. to reduce the outstanding balance of the revolving credit facility, and the $14.4 million first installment payment of the TCJA transition tax in the second fiscal quarter of 2018.

Contractual Obligations as of June 30, 2018 (in thousands):

		Payments due by period
	Total	2018	2019 - 2020	2021 - 2022	2023 and beyond

Long-term debt (1)	$981,940	$-	$96,000	$-	$885,940
Interest payments on long-term debt (2)	$256,000	12,752	50,697	39,867	152,684
TCJA transition tax	$165,600	-	28,800	28,800	108,000

(1) Excludes unamortized debt discount associated with our convertible senior debentures due 2040, due 2041, and due 2042 and our convertible senior notes due 2025.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior debentures due 2040, due 2041, and due 204 and convertible senior notes due 2025.

Contractual Obligations as of December 31, 2017 (in thousands):

		Payments due by period
	Total	2018	2019 - 2020	2021 - 2022	2023 and beyond

Long-term debt (1)	$725,000	$-	$150,000	$-	$575,000
Interest payments on long-term debt (2)	$322,206	19,516	38,667	25,875	238,148
TCJA transition tax	$180,000	28,800	28,800	41,400	81,000

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 31, 2018	$9,735	March
Three fiscal months ended June 30, 2018	12,258	June

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018 and Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 8, 2018 describe certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

Except as described below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018.

The liquidity of any trading market that currently exists for our convertible senior debentures may be adversely affected by the repurchase of $220.0 million and $69.1 million principal amounts of the convertible debentures due 2040 and due 2042, respectively, during the second fiscal quarter of 2018, and the holders of the remaining convertible debentures may be more likely to present their convertible debentures for conversion.

Following the repurchase of convertible debentures by us in June 2018, 20% and approximately 54% of the original principal amount of the original issuances of convertible debentures due 2040 and due 2042, respectively, remain outstanding.  Both the convertible debentures due 2040 and due 2042 are currently convertible at the option of the holders.  As a result of the repurchase, the trading market for the remaining convertible debentures may be less liquid and more sporadic and prices may fluctuate significantly depending on the volume of trading in the debentures.  This decreased liquidity may also make it more likely that the holders of the remaining debentures will present their debentures for conversion.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, and the convertible senior notes, due 2025 in cash and settle any additional amounts in shares of Vishay common stock.

Our debt levels have increased and may continue to increase, which could adversely affect the perception in the financial markets of our financial condition.

The recorded and principal amount of our outstanding debt increased from approximately $370.5 million and $725.0 million, respectively as of December 31, 2017 to approximately $679.6 million and $981.9 million, respectively, as of June 30, 2018, primarily due to the issuance of the convertible senior notes due 2025.  The carrying value of our convertible debt will continue to increase as the discount associated with the convertible instruments are amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

Prior to three months before the respective maturity dates of our convertible senior debentures due 2040, 2041, and 2042, the holders of the debentures may only convert the debentures under specific circumstances as defined in the indentures governing the debentures.  Prior to six months before the maturity date of our convertible senior notes due 2025, the holders of the notes may only convert the notes under specific circumstances as defined in the indentures governing the notes.  As of June 30, 2018, our convertible senior debentures due 2040 and 2042 are convertible (See Note 6 to our consolidated condensed financial statements included in Item 1).  Regardless of current convertibility of the debentures, GAAP requires convertible debentures to be included in the calculation of diluted EPS using either the "If Converted" or the "Treasury Stock Method" depending on our intent and ability to settle the debentures upon repurchase or conversion.  The application of the "If Converted" method generally results in significantly more potentially dilutive securities compared to the "Treasury Stock Method."  Pursuant to the indentures governing the respective debentures and notes, we have the right to pay the conversion value or purchase price for the debentures in cash, Vishay common stock, or a combination of both.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amounts of the debentures and notes and settle any additional amounts in shares of Vishay common stock.  Accordingly, the debentures and notes are included in the diluted EPS computation using the "Treasury Stock" method" rather than the "If Converted" method.  If we were unable to employ the "Treasury Stock" method due to increased debt levels or changes in intentions, the number of potentially dilutive securities could increase significantly.

Changes in U.S. trade policies, and related factors beyond our control, may adversely impact our business, financial condition, and results of operations.

Our business is subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other import charges or restrictions, which could adversely affect our operations and our ability to import products. The U.S. has taken actions that impact U.S. trade with China, including imposing tariffs on certain goods manufactured in China and imported into the U.S., including certain of our products.  Such actions may impact our competitiveness and adversely affect the demand for these products, or if those costs cannot be passed on to our customers, could adversely impact our results of operations for affected segments and the Company as a whole.

Further changes in U.S. trade policy could trigger additional retaliatory actions by affected countries.  If these consequences are realized, it could result in a general economic downturn or otherwise have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2018, the Company issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. The Company used the net proceeds from this offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and 2042, respectively, for  $585.0 million. The notes that Vishay repurchased had been convertible for 23,333,207 shares of Vishay common stock, assuming physical settlement.

Vishay offered and sold the convertible notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The initial purchasers initially offered the convertible notes to "qualified institutional buyers" pursuant to an exemption from registration provided by Rule 144A under the Securities Act. Vishay relied on this exemption from registration based in part on representations made by the initial purchasers.

The convertible notes and common stock issuable upon conversion of the convertible notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As a result of the obligations under the convertible notes upon conversion being payable in cash, shares of Vishay common stock, or a combination thereof, at the Company's option, as described in Note 6 to the consolidated condensed financial statements included Item 1, the number of shares of common stock issuable upon conversion of the convertible notes may constitute less than 1% of the number of shares of common stock outstanding.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

4.1
Indenture, dated as of June 12, 2018, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee.  Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K, filed on June 13, 2018.

4.2
Form of Global Note, representing Vishay Intertechnology, Inc.'s  2.25% Senior Convertible Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed on June 13, 2018.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  August 7, 2018